Form 10-K
period 1993-12-31
KIRBY CORP
filed 1994-03-15
CIK 56047

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ................ TO ................
                           COMMISSION FILE NO. 1-7615

                               KIRBY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEVADA                                        74-1884980
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)
       1775 ST. JAMES PLACE, SUITE 300
               HOUSTON, TEXAS                                    77056-3453
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 629-9370
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
- ---------------------------------------------   ---------------------------------------------
          Common Stock -- $.10 Par                         American Stock Exchange
               Value Per Share

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
- ---

     As of March 14, 1994, 28,275,133 shares of common stock were outstanding. The aggregate market value of common stock held by nonaffiliates of the registrant, based on the closing sales price of such stock on the American Stock Exchange on March 14, 1994 was $581,184,036. For purposes of this computation, all executive officers, directors and 10% beneficial owners of registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement in connection with the Annual Meeting of the Stockholders to be held April 19, 1994, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part
III of this report.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                  THE COMPANY

     Kirby Corporation (the "Company") was incorporated January 31, 1969 in Nevada as a subsidiary of Kirby Petroleum Co. Pursuant to the plan of liquidation of Kirby Industries, Inc. ("Industries"), Kirby Petroleum Co., which was then a wholly owned subsidiary of Industries, transferred to the Company in 1975 substantially all of its nonproducing oil and gas acreage, royalty interests and interests in oil and gas limited partnerships. The Company became publicly owned on September 30, 1976, when its common stock was distributed pro rata to the stockholders of Industries in connection with the liquidation of Industries. In September, 1984, the Company changed its name from "Kirby Exploration Company" to "Kirby Exploration Company, Inc." and in April, 1990, the name was changed from "Kirby Exploration Company, Inc." to "Kirby Corporation."

     Unless the context otherwise requires, all references herein to the Company include the Company and its subsidiaries.

     The Company's principal executive office is located at 1775 St. James Place, Suite 300, Houston, Texas 77056, and its telephone number is (713) 629-9370. The Company's mailing address is P.O. Box 1745, Houston, Texas 77251-1745.

                             BUSINESS AND PROPERTY

     The Company and its subsidiaries conduct operations in three business segments: marine transportation, diesel repair and insurance.

     The Company's marine transportation segment is conducted through three divisions, organized around the markets they serve: the Inland Chemical Division, engaged in the inland transportation of industrial chemicals and agricultural chemicals by tank barge; the Inland Refined Products Division, engaged in the inland transportation of refined petroleum products by tank barge; and the Offshore Division, engaged in the offshore transportation of petroleum products by tank barge and tank ship and dry bulk, container, palletized cargo by barge and break-bulk and container ship. The Company's marine transportation divisions are strictly providers of transportation services and do not presently assume ownership of any of the products they transport.

     The Company's diesel repair segment is engaged in the overhaul and repair of diesel engines and related parts sales in two distinct markets: the marine market, serving vessels powered by large diesel engines utilized in the various inland and offshore marine industries; and the locomotive market, serving the shortline and industrial railroad markets.

     The Company's insurance segment is engaged primarily in the writing of property and casualty insurance in the Commonwealth of Puerto Rico through a 70% owned subsidiary.

     The Company and its subsidiaries have approximately 2,050 employees with approximately 150 in the Commonwealth of Puerto Rico and the balance in the United States.

     The following table sets forth by industry segment the combined gross revenues, operating profits (before general corporate expenses, interest expense and income taxes) and identifiable assets (including goodwill) attributable to the continuing principal activities of the Company for the periods indicated (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1991          1992        1993
                                                              --------       -------     -------
Gross revenues from unaffiliated customers:
  Transportation...........................................   $118,573       191,007     284,761
  Diesel repair............................................     34,386        35,889      32,025
  Insurance................................................     34,713        42,520      61,611
                                                              --------       -------     -------
                                                               187,672       269,416     378,397
  General corporate revenues...............................      1,361            87           7
                                                              --------       -------     -------
          Consolidated revenues............................   $189,033       269,503     378,404
                                                              --------       -------     -------
                                                              --------       -------     -------
Operating profits:
  Transportation...........................................   $ 17,689        28,034      42,208
  Diesel repair............................................      2,482         2,561       1,904
  Insurance................................................      4,891         1,108       4,539
                                                              --------       -------     -------
                                                                25,062        31,703      48,651
  General corporate expenses, net..........................     (1,249)       (3,563)     (4,911)
  Interest expense.........................................     (5,965)       (9,411)     (8,416)
                                                              --------       -------     -------
          Earnings before taxes on income..................   $ 17,848        18,729      35,324
                                                              --------       -------     -------
                                                              --------       -------     -------
Identifiable assets:
  Transportation...........................................   $150,477       275,616     344,488
  Diesel repair............................................     15,353        18,897      20,260
  Insurance................................................    106,401       145,246     184,868
                                                              --------       -------     -------
                                                               272,231       439,759     549,616
  Investment in unconsolidated affiliate...................        134           146         177
  General corporate assets.................................     13,637         6,515      13,460
                                                              --------       -------     -------
          Consolidated assets..............................   $286,002       446,420     563,253
                                                              --------       -------     -------
                                                              --------       -------     -------

                             MARINE TRANSPORTATION

     The Company is engaged in marine transportation as a provider of service for both the inland and offshore markets. As of March 14, 1994, the equipment owned or operated by the Company's three marine transportation divisions was composed of 400 inland tank barges, 10 inland dry cargo barges, 123 inland towing vessels, six offshore tank ships, two offshore tank barges, six offshore dry cargo barges, four offshore break-bulk and container ships and nine offshore tugboats with the following specifications and capacities:

                                                                              AVERAGE
                                                                    NUMBER      AGE
                                                                      IN        (IN     BARREL
                       CLASS OF EQUIPMENT                           CLASS     YEARS)   CAPACITIES
                       ------------------                           ---       ------   ---------
Inland Fleet
Inland tank barges:
  Regular double skin:
     20,000 barrels and under....................................   161       21.6     1,961,000
     Over 20,000 barrels.........................................   114       13.9     3,010,000
  Specialty double skin..........................................    20       21.0       376,000
  Single skin:
     20,000 barrels and under....................................    39       25.8       656,000
     Over 20,000 barrels.........................................    66       22.3     1,678,000
                                                                    ---       ----     ---------
          Total inland tank barges...............................   400       20.0     7,681,000
                                                                    ===       ====     =========

                                                                                       DEADWEIGHT
                                                                                        TONNAGE
                                                                                       ---------
Inland dry cargo barges..........................................    10       17.8        11,100
                                                                    ===       ====     =========
Inland towing vessels
  Inland towboats:
     2,000 horsepower and under..................................    78       20.8
     Over 2,000 horsepower.......................................    32       17.4
                                                                    ---       ----
          Total inland towboats..................................   110       19.8
  Inland bowboats................................................     6       14.1
  Harbor tugboats................................................     7       18.6
                                                                    ---       ----
                                                                    123       19.5
                                                                    ===       ====

                                                                                        BARREL
                                                                                       CAPACITIES
                                                                                       ---------
Offshore Fleet
Tank ships.......................................................     6       44.3     1,538,000
                                                                    ===       ====     =========
Tank barges......................................................     2       19.3       322,000
                                                                    ===       ====     =========

                                                                                       DEADWEIGHT
                                                                                        TONNAGE
                                                                                       ---------
Offshore break-bulk and container ships..........................     4       22.9        49,900
                                                                    ===       ====     =========
Offshore dry cargo barges(*).....................................     6       17.3       106,000
                                                                    ===       ====     =========
Offshore tugboats(*).............................................     9       18.3
                                                                    ===       ====

- ---------------
(*) Includes four barges and five tugboats owned by Dixie Fuels Limited and one barge and tugboat owned by Dixie Fuels II, Limited, partnerships in which a subsidiary of the Company owns a 35% and 50% interest, respectively.

     The following table sets forth the approximate marine transportation revenue and percentage of such revenue derived from the three divisions for the periods indicated (dollars in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------------------
              REVENUE                        1991                 1992                 1993
             BY PRODUCT                ----------------     ----------------     ----------------
            OR OPERATION               AMOUNTS       %      AMOUNTS       %      AMOUNTS       %
            ------------               --------     ---     --------     ---     --------     ---
Inland Chemical Division............   $103,948      89%    $115,448      61%    $134,578      48
Inland Refined Products Division....         --     --        29,578      15       45,940      16
                                       --------     ---     --------     ---     --------     ---
          Total inland revenues.....    103,948      89      145,026      76      180,518      64
                                       --------     ---     --------     ---     --------     ---
Offshore Division:
  Liquid petroleum products.........      3,717       3       37,716      20       47,799      17
  Dry bulk..........................     12,628      11       12,708       7       12,735       4
  Break-bulk and container..........         --     --            --     --        47,842      17
                                       --------     ---     --------     ---     --------     ---
          Total offshore revenues...     16,345      14       50,424      27      108,376      38
                                       --------     ---     --------     ---     --------     ---
Intercompany transactions...........     (3,290)     (3)      (5,236)     (3)      (5,147)     (2)
                                       --------     ---     --------     ---     --------     ---
          Total transportation
            revenues................   $117,003     100%    $190,214     100%     283,747     100%
                                       ========     ===     ========     ===      =======     ===


INLAND TANK BARGE INDUSTRY

     The Company's Inland Chemical Division and Inland Refined Products Division operate in the United States inland tank barge industry, which provides marine transportation of liquid bulk cargos for customers along the United States inland waterway system. Among the most significant segments of this industry are the transportation of industrial and agricultural chemicals, refined petroleum products and crude oil. The Company operates in each of these segments. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of domestic refineries and petrochemical facilities on navigable inland waterways and along the Gulf Coast. Much of the United States farm belt is likewise situated within access to the inland waterway system, relying on marine transportation of farm products including agricultural chemicals.

     Although no official industry statistics are maintained, the Company believes that the total number of tank barges that operate in the inland waters of the United States has declined from an estimate of approximately 4,200 in 1981 to approximately 2,900 in 1993. The Company believes this decrease is primarily attributable to the following reasons: increasing age of the domestic tank barge fleet resulting in scraping; rates inadequate to justify new construction; reduction in financial incentives to construct new equipment; and an increase in regulations that mandate expensive equipment modification which some owners are unwilling or unable to undertake given current rate levels and the age of the fleet.

     Although well maintained tank barges can be efficiently operated for more than 30 years, the cost of hull work for required annual Coast Guard certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. Previously, tax and financing incentives to operators and investors to construct tank barges, including short life depreciation, investment tax credits and government guaranteed financing, led to the growth in the supply of domestic tank barges to a peak of approximately 4,200 in 1981. These tax incentives have since been eliminated and government financing programs have since been curtailed. The supply of tank barges resulting from the earlier programs is slowly aligning with demand for tank barge services, primarily through attrition, as discussed above.

     While the United States tank barge fleet has decreased in size, domestic production of petrochemicals, a major component of the industry's revenues, has increased between 1982 and 1993 by approximately 48%. Growth in the economy and the continued substitution of plastics and synthetics in a wide variety of products have been major factors behind the increase of capacity in the petrochemical industry. Texas and Louisiana, which are within the Company's areas of operations, currently account for more than 78% of the total United States production of petrochemicals.

COMPETITION IN THE INLAND TANK BARGE INDUSTRY

     The Company operates in the highly competitive marine transportation market for commodities transported on the major inland rivers and tributaries and the Gulf Intracoastal Waterway. The industry has become increasingly concentrated within recent years as smaller and/or economically weaker companies have gone out of business or have been acquired by stronger or larger companies. Competition has historically been based primarily on price; however, shipping customers, through increased emphasis on safety, the environment, quality and a greater reliance on a "single source" supply of services, are more frequently requiring that their supplier of inland tank barge services have the capability to handle a variety of tank barge requirements, and offer flexibility, safety, environmental responsibility and quality of service consistent with the customer's own operations.

     The Company's direct competitors are primarily noncaptive marine transportation companies. "Captive" companies are those companies that are owned by major oil and/or petrochemical companies which, although competing in the inland barge market to varying extents, primarily transport cargos for their own account. Although industry statistics are not categorized by individual firms, the Company believes it is the largest inland tank barge carrier based on its number of barges and barrels of available capacity.

     While the Company competes primarily with other barge companies, it also competes with companies owning crude oil and refined products pipelines, and, to a lesser extent, rail tank cars and tank trucks in some areas and markets. The Company believes that inland marine transportation of bulk liquid products enjoys a substantial cost advantage over rail and truck transportation. The Company also believes that crude oil and refined products pipelines, although sometimes a less expensive form of transportation than barges, are not as adaptable to diverse products and are generally limited to fixed point-to-point distribution of commodities in high volumes over extended periods of time.

INLAND CHEMICAL DIVISION

     The Company's Inland Chemical Division provides transportation services for three distinct markets: industrial chemicals, agricultural chemicals and barge fleeting services. Collectively, the Division operates a fleet of 285 inland tank barges, 84 towboats and two bowboats.

     Industrial Chemicals. Dixie Carriers, Inc. ("Dixie"), a subsidiary of the Company, and its subsidiaries, Dixie Marine, Inc. ("Dixie Marine") and TPT Transportation Company ("TPT Transportation"), and Chotin Carriers, Inc. ("Chotin"), a subsidiary of the Company, provide service to the industrial chemical industry through intraplant movements of petrochemical feedstock and the transportation of industrial processed chemicals and lube oils to industry users. Operating a fleet of 216 inland tank barges, 56 towboats and two bowboats, the fleet operates primarily along the Gulf Intracoastal Waterway, the Mississippi River and its tributaries and the Houston Ship Channel. The business is conducted under contracts with customers with whom the Company has long-term relationships, as well as under short-term and spot contracts. Currently, approximately 76% of the industrial chemical revenues are derived from term contracts and 24% from the spot market. All of the inland tank barges used in the transportation of industrial chemicals are of double hull construction for increased environmental protection and, where applicable, are capable of controlling vapor emissions to meet occupational health and safety regulations and air quality concerns.

     Chotin was acquired on June 1, 1992 by means of a merger of Scott Chotin, Inc. ("Scott Chotin") with and into Chotin. TPT Transportation acquired the assets of TPT, a marine transportation division of Ashland Oil, Inc. on March 3, 1993. See "Note 2" to the financial statements included under Item 8 elsewhere herein for further disclosure on the Chotin merger and the TPT Transportation asset purchase. Dixie's and Dixie Marine's headquarters are located in Houston, Texas and Chotin's and TPT Transportation's headquarters are in Baton Rouge, Louisiana.

     Agricultural Chemicals. Brent Transportation Corporation ("Brent Transportation"), a subsidiary of Dixie, operates 69 inland tank barges, including 11 cryogenic anhydrous ammonia barges, and 17 towboats primarily in transportation of agricultural chemicals, including anhydrous ammonia, to points along the Mississippi River and its tributaries and the Gulf Intracoastal Waterway. Brent Transportation's assets were acquired effective April 1, 1989, in connection with the purchase of certain assets of Brent Towing Company, Inc., and related affiliates ("Brent"), which had been engaged in the transportation of agricultural chemicals and other liquid cargos since 1961. Brent Transportation conducts its business with customers with whom it has long-term relationships and, to a lesser extent, under short-term contracts. Brent Transportation's headquarters are in Greenville, Mississippi. The Company believes that Brent Transportation has the largest inland barge fleet that primarily transports agricultural chemicals.

     Barge Fleeting Services. Western Towing Company ("Western"), a subsidiary of Dixie, owns 11 towboats and operates what the Company believes to be the largest commercial barge fleeting service (provision of temporary barge storage facilities) in the Port of Houston, at Bolivar Peninsula and in the Port of Freeport, Texas. Western's towboats are engaged primarily in shifting (distribution and gathering of barges) in the Houston-Galveston area.

INLAND REFINED PRODUCTS DIVISION

     The Company's Inland Refined Products Division provides transportation services for the refined products and harbor services markets. Collectively, the Division operates a fleet of 115 inland tank barges, 26 towboats, seven harbor tugboats and four bowboats.

     Refined Products. Sabine Transportation Company ("Sabine Transportation"), a subsidiary of the Company, and OMR Transportation Company ("OMR Transportation"), a subsidiary of Dixie, provide service from Gulf Coast refineries through movements of primarily gasoline, diesel fuel and jet fuel to waterfront terminals on the Gulf Intracoastal Waterway and the Mississippi River and its tributaries. Many of Sabine Transportation's barges are split-product barges which maximize shipping alternatives for customers by allowing for the efficient transportation of smaller individual volumes of petroleum products and providing a means to carry up to four grades of products in the same barge. In addition, by consolidating the product requirements of several customers in split-product equipment, the Refined Products Division is able to offer quantity discounted rates to customers who are carrying small quantities of product. Currently, approximately 36% of the Inland Refined Products Division's revenues are derived from long-term contracts and 64% from the spot market.

     The Inland Refined Products Division was formed with the acquisition by Sabine Transportation of certain assets of Sabine Towing & Transportation, Inc. ("Sabine") on March 13, 1992 and the acquisition by OMR Transportation of certain of the assets of Ole Man River Towing, Inc. and related entities ("Ole Man River") on April 2, 1992. The Inland Refined Products Division was expanded on December 21, 1993 with the acquisition by OMR Transportation of 53 inland tank barges from Midland Enterprises Inc. and its wholly owned subsidiary, Chotin Transportation, Inc. ("Chotin Transportation"). See "Note 2" to the financial statements included under Item 8 elsewhere herein for further disclosures on the Sabine Transportation, OMR Transportation and Chotin Transportation asset purchases. Sabine Transportation's headquarters are in Port Arthur, Texas and OMR Transportation's headquarters are located in Vicksburg, Mississippi.

     Harbor Services. Sabine Transportation provides towing, docking and shifting services for vessels calling at the ports of Beaumont, Port Arthur and Orange, Texas and the port of Lake Charles, Louisiana. Operating seven harbor tugboats, the Company believes that this fleet holds a combined market share of approximately 55% in the ports which it serves. In addition, Sabine Transportation provides offshore ship assistance and drill-rig movements off the Texas and Louisiana coasts.

OFFSHORE TRANSPORTATION INDUSTRY

     The Company's Offshore Division is engaged in U.S. flag offshore tank ship and tank barge operations, offshore dry bulk cargo barge operations and offshore container and break-bulk cargo barge and ship operations. The Division provides transportation of petroleum products, dry bulk, containers and palletized cargos, including United States Government preference agricultural commodities, worldwide with particular emphasis in the Gulf of Mexico, along the Atlantic Seaboard, Caribbean Basin ports and South American, West African and Northern European ports.

COMPETITION IN THE OFFSHORE TRANSPORTATION INDUSTRY

     The offshore marine transportation market, like the inland transportation market, is highly competitive. The Company operates predominantly in United States domestic trade which is subject to the Jones Act, a federal law that limits participation between domestic ports within the United States and its territories to U.S. flag vessels. For a discussion of the Jones Act, see "Governmental Regulations" below. The Company's direct competitors are primarily captive and noncaptive operators of U.S. flag ocean-going barges, container and break-bulk ships and tank ships. Competition is based upon price, service and equipment availability. There are a limited number of vessels meeting the requirements of the Jones Act which are currently eligible to engage in domestic United States marine transportation.

OFFSHORE DIVISION

     Offshore Tank Ship and Tank Barge Operations. Sabine Transportation operates a fleet of six owned U.S. flag single skin tank ships, that transport petroleum products primarily domestically in the Gulf of Mexico, along the East Coast and internationally to ports in the Caribbean Basin. Currently, four of Sabine Transportation's tank ships are chartered to various oil companies for the transportation of their products and two operate in the spot market, transporting petroleum products as cargo offers. Classified as "handy size," the tank ships have deadweight capacities ranging between 28,000 and 35,000 tons with a total capacity of 1,538,000 barrels.

     As discussed under "Environmental Regulations" below, the Oil Pollution Act of 1990 ("OPA") has placed a number of stringent requirements on tank ship owners and operators, including the phasing out of all single hull vessels beginning in 1995, depending on vessel size and age. In accordance with the OPA, Sabine Transportation's tank ships are scheduled to be retired from service as follows: one -- January 1, 1995; one -- January 1, 1996; one -- October 1, 1996; one -- October 30, 2000; one -- November 4, 2004; and one -- January 1, 2005. In order to stay in service beyond the retirement date, these tank ships would have to be either retrofitted with a double hull cargo section or used exclusively in foreign trade.

     In addition to the tank ships, the Company, through Dixie, owns and operates two ocean-going tank barge and tugboat units, one of which is single skin and one double skin. The single skin 157,000 barrel barge and tug unit and the double skin 165,000 barrel barge and tug unit provide service in the transportation of refined petroleum products between domestic ports along the Gulf of Mexico and along the Atlantic Seaboard. The single skin tank barge is scheduled to be removed from service in accordance with the OPA on January 1, 2005. The double skin tank barge meets all of the OPA construction requirements.

     Offshore Dry Bulk Cargo Operations. The Company's offshore dry bulk cargo operations are conducted through Dixie's wholly owned equipment and through two general partnerships, Dixie Fuels Limited ("Dixie Fuels") and Dixie Fuels II, Limited ("Dixie Fuels II"), in which a subsidiary of Dixie owns a 35% and 50% interest, respectively.

     Dixie and Dixie Fuels transport dry bulk cargos, such as coal, limestone, cement, fertilizer, flour, raw sugar and grain, as well as containers between domestic ports along the Gulf of Mexico, the East Coast and West Coast, and to ports in the Caribbean Basin with occasional movements to West Africa and other international ports as cargo offers. Management believes that Dixie, including the operations of Dixie Fuels and Dixie Fuels II, is the second largest domestic offshore dry bulk barge carrier in terms of deadweight capacity.

     Dixie owns one ocean-going dry bulk barge and tugboat unit that is engaged in transportation of dry bulk commodities primarily between domestic ports along the Gulf of Mexico and along the Atlantic Seaboard.

     Dixie, as general partner, also manages the operations of Dixie Fuels, which operates a fleet of four ocean-going dry bulk barges, four ocean-going tugboats and one shifting tugboat. The remaining 65% of Dixie Fuels is owned by Electric Fuels Corporation ("EFC"), an affiliate of Florida Power Corporation ("Florida Power"). Dixie Fuels operates primarily under long-term contracts of affreightment, including a contract that expires in the year 2002 with EFC to transport coal across the Gulf of Mexico to Florida Power's facility at Crystal River, Florida.

     Dixie Fuels also has a 12-year contract, which commenced in 1989, with Holnam, Inc. ("Holnam") to transport Holnam's limestone requirements from a facility adjacent to the Florida Power facility at Crystal River to Holnam's plant in Theodore, Alabama. The Holnam contract provides cargo for a portion of the return voyage for the vessels that carry coal to Florida Power's Crystal River facility. Dixie Fuels is also engaged in the transportation of coal, fertilizer and other bulk cargos on a short-term basis between domestic ports and of grain from domestic ports to points primarily in the Caribbean Basin.

     Dixie also manages the operations of Dixie Fuels II, which operates an ocean-going dry bulk barge and tug unit. The remaining 50% of Dixie Fuels II is owned by EFC. Dixie Fuels II is engaged in the transportation of dry bulk cargo and containers between domestic ports, ports in the Caribbean Basin and international ports as cargo offers. Since May, 1993, Dixie Fuels II's barge and tug unit has been engaged in the international transportation of preference agricultural aid cargos for the United States Government.

     Offshore Break-bulk and Container Cargo Operations. In May, 1993, the Company completed the acquisition of AFRAM Lines (USA) Co., Ltd. ("AFRAM Lines") by means of a merger of AFRAM Lines with and into AFRAM Carriers, Inc. ("AFRAM"). AFRAM is engaged in the worldwide transportation of dry bulk, container and palletized cargos, primarily for departments and agencies of the United States Government. AFRAM's fleet of three U.S. flag break-bulk and container ships specialize in the transportation of United States Government military and preference aid cargos. See "Note 2" to the financial statements included under Item 8 elsewhere herein for further disclosures on the AFRAM merger. In addition, for a discussion of preference aid cargos, see "Governmental Regulations" below. AFRAM's headquarters are located in Houston, Texas.

     In early March, 1994, the Company, through its subsidiary, Americas Marine Express, Inc. ("Americas Marine"), began all-water marine transportation services between Memphis, Tennessee and Mexico, Guatemala, Honduras and El Salvador. The new transportation service utilizes a chartered river/ocean vessel that offers direct sailing between the locations. The new service provides exporters and importers in the north, central and mid-south states with a direct shipping alternative between Memphis and Mexico and Central America on a fourteen day round trip basis. The direct all-water liner service accepts 20 foot and 40 foot containers, including refrigerated and tank containers, as well as other cargo on a space available basis. The Company is of the opinion that the liner service offers container shippers to the interior of the United States a lower transportation cost alternative, predictable delivery time, a consistent product flow to their customers and other benefits inherent in a direct all-water liner service.

CONTRACTS AND CUSTOMERS

     The majority of the marine transportation contracts are for terms of one to five years. Currently, the three marine transportation divisions of the Company operate under long-term contracts with Agricultural Minerals Corporation, Chevron Chemical Company, EFC, Holnam, Monsanto Chemical Company, Odfjell Tank Ships (USA) Inc. and Shell Oil Company, among many others. While these companies have generally been customers of the Company's marine transportation divisions for several years and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. No single customer of the Company's marine transportation segment accounted for more than 10% of the Company's revenue in 1993, 1992 or 1991.

EMPLOYEES

     The Company's three marine transportation divisions have approximately 1,725 employees, of which approximately 1,425 are vessel crew members. Approximately 39% of the 1,425 vessel crew members are subject to various collective bargaining agreements with various labor organizations. No one collective bargaining agreement covers more than 10% of the 1,425 vessel crew members.

PROPERTIES

     The principal office of Dixie is located in Houston, Texas, in facilities under a lease that expires in 1996. The marine transportation operating divisions are located on the Gulf Intracoastal Canal at Belle Chasse,

Louisiana, a suburb of New Orleans; in Houston, Texas, near the Houston Ship Channel; in Greenville, Mississippi and in Vicksburg, Mississippi. The Greenville location is leased and the Belle Chasse, Houston and Vicksburg locations are owned. Western's facilities are located on a 10.24-acre tract of land owned by Dixie lying between the San Jacinto River and Old River Lake near Houston, Texas. The principal office of Chotin and TPT Transportation is located in Baton Rouge, Louisiana in owned facilities. The principal office and operating units of Sabine Transportation are located in Port Arthur, Texas on 30 acres of owned waterfront property along the Sabine-Neches Waterway. The principal office of AFRAM is located in Houston, Texas in leased facilities. The principal office of Americas Marine is located in Memphis, Tennessee in leased facilities.

GOVERNMENTAL REGULATIONS

     General. The Company's transportation operations are subject to regulation by the United States Coast Guard, federal laws, state laws and certain international conventions. The transportation of cargos in bulk are exempt from economic regulations under the Interstate Commerce Act. Therefore, with the exception of AFRAM and Americas Marine, the rates charged by the Company for the transportation of such bulk cargos are negotiated between the Company and its customers and are not set by tariff. AFRAM and Americas Marine generally operate under published tariffs. AFRAM also bids for United States Government cargo.

     The majority of the Company's tank barges, all offshore barges and all ships are inspected by the United States Coast Guard and carry certificates of inspection. The Company's inland and offshore towing vessels are not subject to United States Coast Guard inspection requirements; however, the Company's offshore tugboats and offshore dry bulk and tank barges are built to American Bureau of Shipping ("ABS") classification standards. These offshore vessels are inspected periodically by the ABS to maintain the vessels in class. The crew employed by the Company aboard vessels, including captains, pilots, engineers, able-bodied seamen and tankermen, are licensed by the United States Coast Guard.

     The Company is required by various governmental agencies to obtain licenses, certificates and permits for its vessels depending upon such factors as the cargo transported, the waters in which the vessel operates, the age of the vessels and other factors. The Company is of the opinion that the Company's vessels have obtained and can maintain all required licenses, certificates and permits required by such governmental agencies.

     The Company believes that safety concerns highlighted by the highly publicized barge collision with the railroad bridge near Mobile, Alabama in September, 1993 will result in additional regulations being imposed on the barge industry in the form of personnel licensing and navigation equipment requirements. Generally, the Company endorses the anticipated additional regulations and believes it is currently operating to standards at least the equal of such anticipated additional regulations.

     Jones Act. The Jones Act is a federal law that restricts domestic marine transportation in the United States to vessels built and registered in the United States. Furthermore, the Jones Act requires that the vessels be manned by United States citizens and owned by United States citizens. For corporations, 75% of the corporations' beneficial stockholders must be United States citizens. The Company presently meets all of the requirements of the Jones Act for its owned vessels.

     Compliance with the United States ownership requirements of the Jones Act is very important to the operations of the Company and the loss of the Jones Act status could have a significant negative effect to the Company. The Company monitors the citizenship requirements under the Jones Act of its employees and beneficial stockholders and will take any remedial action necessary to insure compliance with the Jones Act requirements.

     The requirements that the Company's vessels be United States built, manned by United States citizens and the crewing requirements of the Coast Guard significantly increase the capital and labor costs of U.S. flag vessels when compared with foreign flag vessels. The Company's business would be adversely affected if the Jones Act were to be modified so as to permit foreign competition.

     During the past several years, the Jones Act and cargo preference laws, see "Preference Cargo" below, have come under attack by interests seeking to facilitate foreign flag competition for cargos reserved for U.S.

flag vessels under the Jones Act and cargo preference laws. These efforts have been consistently defeated by large margins in the United States Congress. The Company believes that continued efforts will be made to gain access to such trade and if such access is successful, it could have an adverse effect on the Company.

     Construction and Operating Differential Subsidies. The Merchant Marine Act of 1970 permits deferral of taxes on earnings deposited into capital construction funds. Such funds and interest earned from such funds can be used for the construction of or acquisition of U.S. flag vessels. In addition, to encourage U.S. flag vessels to engage in foreign trade, the Merchant Marine Act provides for direct subsidies to equalize the disparity between costs of U.S. flag operations and construction and the costs of foreign operations and construction. The Company does not receive either of these subsidies on any of its vessels.

     Preference Cargo. The Merchant Marine Act of 1936, as amended, requires that preference be given to U.S. flag vessels in the transportation of certain United States Government impelled cargos (cargos shipped either by the United States Government or by a foreign nation, with the aid or guarantee of the United States Government). Currently, 75% of the Government directed foreign aid and agricultural assistance programs, which includes grains and other food concessions, are required to be transported in U.S. flag vessels. Such programs currently benefit the Company's offshore break-bulk ships and dry bulk barge and tug units, some of which work primarily in this trade. The transportation of such cargo accounted for approximately 10% of the Company's transportation revenues in 1993, 1% in 1992 and 2% in 1991.

     The transportation of United States military cargo is also classified as a preference cargo, which requires the use of U.S. flag vessels, if available. The Company's AFRAM break-bulk ships have from time to time been chartered by the Military Sealift Command ("MSC"). Charters to MSC accounted for 2% of the Company's 1993 transportation revenues. The chartering by the MSC depends upon the requirements of the United States military for marine transportation of cargos, and, therefore, depends in part on world conditions and United States foreign policy. Currently, none of the Company's vessels are chartered to the MSC.

     The preference cargo law is often opposed by agricultural interests which perceive they would benefit from the ability to transport preference cargos aboard foreign flag vessels. Like the Jones Act, the Company is of the opinion that continued efforts will be made to significantly reduce, or remove completely, the requirement that 75% of such cargos be transported in U.S. flag vessels. Any reduction in this percentage could have an adverse effect on the Company's operations and, therefore, the Company will continue to participate in efforts to preserve the present preference cargo requirements.

     User Fees. Federal legislation requires that inland marine transportation companies pay a waterway user fee in the form of a tax based on propulsion fuel used by vessels engaged in trade along the inland waterways that are maintained by the United States Corps of Engineers. Such user fees are designed to help defray the cost associated with replacing major components of the inland waterway system such as locks, dams and to build new waterway projects. A significant portion of the inland waterways on which the Company's vessels operate are maintained by the Corps of Engineers.

     The Company presently pays a waterway tax of 23.4 cents per gallon, reflecting a 4.3 cents per gallon increase imposed during October, 1993 and a 2 cents per gallon increase imposed in January, 1994. In mid-February, 1993, President Clinton announced his economic plan which included a proposal to raise the user tax by an additional $1.00 per gallon, such user tax to be phased in until taking full effect in 1997. The Company and marine transportation and shipping groups vigorously protested the user tax proposal, stating that such a rate increase could significantly reduce the ability of the Company's customers to be internationally competitive and would place the inland river transportation system at a competitive disadvantage to other modes of transportation. These efforts were successful in defeating the $1.00 per gallon proposal as, in October, 1993, President Clinton signed into law the 1993 budget which included a 4.3 cents per gallon increase in the waterway user tax, increasing the total tax to 21.4 cents per gallon. In January, 1994, an additional 2 cents per gallon was phased in, the result of prior legislation. Currently, an additional 2 cents per gallon is scheduled to be phased in effective January 1, 1995, with the user tax rate reaching an ultimate rate of
25.4 cents per gallon.

     There can be no assurance that additional user fees, above the presently planned amounts, may not be imposed in the future.

ENVIRONMENTAL REGULATIONS

     The Company's operations are affected by various regulations and legislation enacted for protection of the environment by the United States Government, as well as many coastal and inland waterway states.

     Water Pollution Regulations. The Federal Water Pollution Act of 1972, as amended by the Clean Water Act of 1977, the OPA, and the Comprehensive Environmental Response, Compensation and Liability Act of 1981 impose strict prohibitions against the discharge of oil and its derivatives or hazardous substances into the navigable waters of the United States. These acts impose civil and criminal penalties for any prohibited discharges and impose substantial liability for cleanup of these discharges and any associated damages. Certain states also have water pollution laws that prohibit discharges into waters that traverse the state or adjoin the state and impose civil and criminal penalties and liabilities similar in nature to those imposed under federal laws.

     The OPA and various state laws of similar intent, substantially increased over historic levels statutory strict exposure of owners and operators of vessels for oil spills, both in terms of limit of liability and scope of damages. The Company considers its most significant pollution liability exposure to be the carriage of persistent oils (crude oil, asphalt, # 5 oil, # 6 oil, lube oil and other black oil). The Company restricts the carriage of persistent oil in inland equipment to double skin barges only. Currently, the only persistent oil carried in the Company's offshore fleet is in a Sabine Transportation single skin tank ship which ceases operation at year-end 1994.

     One of the most important requirements under OPA is the requirement that all newly constructed tank ships or tank barges engaged in the transportation of oil and petroleum products in the United States must be double hulled and all existing single hull tank ships or tank barges be retrofitted with double hulls or phased out of domestic service between January 1, 1995 and 2015, in order to comply with the new standards. See "Offshore Division -- Offshore Tank Ships and Tank Barge Operations" for a discussion of the effects of OPA on the Company's offshore equipment.

     As a result of several recent highly publicized oil spills, federal or state legislators could impose additional licensing, certification or equipment requirements on marine vessel operations. Generally, the Company believes that it is in a good position to accommodate any reasonably foreseeable regulatory changes and that it will not incur significant additional costs. The Company manages its exposure to losses from potential discharges of pollutants through the use of well maintained and equipped vessels, the safety and environmental programs of the Company and the Company's insurance program. In addition, the Company uses double skin barges in the transportation of more hazardous substances. There can be no assurance, however, that any new regulations or requirements or any discharge of pollutants by the Company will not have an adverse effect on the Company.

     Financial Responsibility Requirement. Commencing with the Federal Water Pollution Control Act of 1972, as amended, vessels over three hundred gross tons operating in United States waters have been required to maintain evidence of financial ability to satisfy statutory liabilities for water pollution. This evidence is in the form of a Certificate of Financial Responsibility ("CFR") issued by the United States Coast Guard. The majority of the Company's tank barges and all the tank ships are subject to this CFR requirement and the Company has fully complied since inception of the requirement.

     The OPA amended the CFR requirements principally by expanding the scope of liability subject to the requirements and by significantly increasing the financial ability requirements. The United States Coast Guard promulgated a Notice of Proposed Rulemaking on September 26, 1991 that would implement the new financial responsibility requirements of OPA. The proposed rule, if implemented in present form, would eliminate the ability of the Company to utilize its insurance, which greatly exceeds the financial responsibility requirements, as a means of satisfying the financial ability requirement under OPA. Under the proposed rule the Company would be required to demonstrate net worth and working capital equal to the maximum statutory limit of liability under OPA and the Comprehensive Environmental Response, Compensation and Liability Act of 1981.

     The Company believes it will be able to satisfy the more stringent CFR requirements currently proposed. The Company is also of the opinion that such proposed regulations are unnecessarily stringent and that a majority of domestic and foreign vessel operators subject to the proposed regulation will be unable to comply.

     Clean Air Regulations. The Federal Clean Air Act of 1979 requires states to draft State Implementation Plans ("SIPs") designed to reduce atmospheric pollution to levels mandated by this act. Several SIPs provide for the regulation of barge loading and degassing emissions. The implementation of these regulations will require a reduction of hydrocarbon emissions released in the atmosphere during the loading of most petroleum products and the degassing and cleaning of barges for maintenance or change of cargo. These new regulations will require operators who operate in these states to install vapor control equipment on their barges. The Company expects that future toxic emission regulations will be developed and will apply this same technology to many chemicals that are handled by barge. Most of the Company's barges engaged in the transportation of petrochemicals, chemicals and refined products are already equipped with vapor control systems. Although a risk exists that new regulations could require significant capital expenditures by the Company and otherwise increase the Company's costs, the Company believes that, based upon the regulations that have been proposed thus far, no material capital expenditures beyond those currently contemplated by the Company or increase in costs are likely to be required.

     Contingency Plan Requirement. Commencing August 8, 1993, OPA and several state statutes of similar intent require the majority of the vessels operated by the Company to maintain approved oil spill contingency plans as a condition of operation. The Company has submitted plans that it believes comply with requirements, but approval has not yet been granted.

     Occupational Health Regulations. The Company's vessel operations are primarily regulated by the United States Coast Guard for occupational health standards. The Company's shore personnel are subject to the United States Occupational Safety and Health Administration regulations. The Coast Guard has promulgated regulations that address the exposure to benzene vapors, which require the Company, as well as other operators, to perform extensive monitoring, medical testing and record keeping of seamen engaged in the handling of benzene transported aboard vessels. It is expected that these regulations may serve as a prototype for similar health regulations relating to the carriage of other hazardous liquid cargos. The Company believes that it is in compliance with the provisions of the regulations that have been adopted and does not believe that the adoption of any further regulations will impose additional material requirements on the Company. There can be no assurance, however, that claims will not be made against the Company for work related illness or injury or that the further adoption of health regulations will not adversely affect the Company.

     Insurance. The Company's marine transportation operations are subject to the hazards associated with operating heavy equipment carrying large volumes of cargo in a marine environment. These hazards include the risk of loss of or damage to the Company's vessels, damage to third parties from impact, fire or explosion as a result of collision, loss or contamination of cargo, personal injury of employees, pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company's vessels is insured through hull insurance policies currently insuring approximately $500 million in hull values. Vessel operating liabilities, such as collision, cargo, environmental and personal injury, are insured primarily through the Company's participation in protection and indemnity mutual insurance associations under which the protection against such hazards is in excess of $1 billion for each incident, except in the case of oil pollution, which is limited to $500 million for each incident, but is limited to $700 million for each incident in the case of the Company's tank ships and ocean-going tank barges. However, because it is mutual insurance, the Company is exposed to funding requirements and coverage shortfalls in the event claims by the Company or other members exceed available funds and reinsurance.

     Environmental Protection. The Company has a number of programs that were implemented to further its commitment to environmental responsibility in its operations. One such program is environmental audits of barge cleaning vendors, principally directed at management of cargo residues and barge cleaning wastes. Another program is the participation by the Company in the Chemical Manufacturer's Association Responsi-ble Care program and the American Petroleum Institute STEP program, both of which are oriented to continuously reducing the chemical and petroleum industries' impact on the environment, including the distribution services area.

     Safety. The Company manages its exposure to the hazards incident to its business through safety, training and preventive maintenance efforts. The Company places considerable emphasis on safety through a program oriented towards extensive monitoring of safety performance for the purpose of identifying trends and initiating corrective action, and for the purpose of rewarding personnel achieving superior safety performance. The Company believes that its safety performance consistently places it among the industry leaders, which is evidenced by what it believes are lower insurance costs (as a percentage of revenue) and a lower injury level than many of its competitors.

     Quality. The Company is totally committed to the concept of quality in its business philosophy. Through Quality Project Teams and Quality Steering Committees, the Company's quality commitment is carried throughout the marine transportation organization. Such committees are dedicated to directing attention to the continuous improvement of the business processes, focusing efforts on achieving customer satisfaction the first time, every time and carefully monitoring statistical measures of the Company's progress in meeting its quality objectives.

     The Company's commitment to quality has been expanded in recent years to include the installation and maintenance of Quality Assurance Systems in compliance with the International Quality Standard, ISO 9002 ("ISO"). During 1993, Dixie's offshore operations and Dixie's inland operations were awarded ISO certifications by ABS Quality Evaluations, a leading registrar of quality systems. Dixie's offshore operation was the first U.S. flag offshore vessel operator to achieve this distinction, while Dixie's inland operation was the second inland marine transportation company to be recognized in the United States. At present, the balance of the Company's marine transportation operations are working toward certification during 1994 and 1995. Achieving ISO certification demonstrates the Company's total commitment to quality throughout the organization.

     The benefits of implementing these Quality Assurance Systems are significant for the Company's marine transportation operations since such Quality Assurance Systems provide additional internal controls that improve operating efficiency. Through documentation, problems are easier to identify and correct, training is streamlined and favorable operational practices are easier to identify and install company-wide. In addition, the Company's commitment to safety and environmental protection is further enhanced.

                                 DIESEL REPAIR

     The Company is presently engaged in the overhaul and repair of diesel engines and related parts sales through two operating subsidiaries: Marine Systems, Inc. ("Marine Systems") and Rail Systems, Inc. ("Rail Systems"). As a provider of diesel repair services for customers in the marine and rail industries, the Company's diesel repair segment is divided into the marine and locomotive markets.

MARINE DIESEL REPAIR

     Through Marine Systems, the Company is engaged in the overhaul and repair of marine diesel engines, reduction gear repair, line boring, block welding services and related parts sales for customers in the marine industry. The marine diesel repair industry services tugs and towboats powered by large diesel engines utilized in the inland and offshore barge industries. It also services marine equipment in the offshore petroleum exploration and well service industry, the offshore commercial fishing industry and vessels owned by the United States Government.

     Marine Systems operates through four divisions providing in-house and in-field repair capabilities. These four divisions are: Gulf Coast (based in Houma, Louisiana); East Coast (based in Chesapeake, Virginia); Midwest (based in East Alton, Illinois); and West Coast (based in National City, California, with service facilities in Seattle, Washington and the Pacific Basin). All four of Marine Systems' divisions are nonexclusive authorized service centers for the Electromotive Division of General Motors Corporation ("EMD") selling parts and service. Marine Systems is positioned through the location of its divisions to serve all of the marine industry of the United States. Marine Systems' Gulf Coast and Midwest divisions concentrate on larger diesel engines, including those manufactured by EMD, that are more commonly used in the inland and offshore barge and oil service industries. The East Coast division overhauls and repairs the larger EMD engines used by the military and commercial customers from Connecticut to Miami. The West Coast division concentrates on large EMD engines used by the offshore commercial fishing industry, the military, commercial business in the Pacific Northwest and customers in Alaska. Marine Systems' emphasis is on service to its customers and can send its crews from any of its locations to service customers' equipment anywhere in the world.

     During 1993, Marine Systems enhanced its long-term opportunities with the addition of two distributorship agreements. Under a long-term agreement with Paxman Diesels, Ltd. of Colchester, England, a manufacturer of diesel engines, Marine Systems will sell engine parts and other authorized repair services. Paxman engines are used primarily by the United States Coast Guard in its patrol boats. In addition, during 1993, Marine Systems signed a long-term agreement with Falk Corporation, a marine reduction gear manufacturer, whereby Marine Systems will sell parts and offer authorized repair services.

     The following table sets forth the revenues of Marine Systems for the periods indicated (dollars in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                     -------------------------------------------------------
                                          1991                1992                1993
                                     ---------------     ---------------     ---------------
               ACTIVITY              AMOUNTS      %      AMOUNTS      %      AMOUNTS      %
               --------              -------     ---     -------     ---     -------     ---
    Overhaul and repair............  $19,168      56%    $21,288      60%    $19,954      62%
    Direct parts sales.............   15,120      44      14,465      40      11,998      38
                                     -------     ---     -------     ---     -------     ---
              Total................  $34,288     100%    $35,753     100%    $31,952     100%
                                     =======     ===     =======     ===     =======     ===


MARINE CUSTOMERS

     Major customers of Marine Systems include inland and offshore dry bulk and tank barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities and the United States Coast Guard, Navy and Army. Marine Systems also provides services to the Company's fleet, which accounted for approximately 6% of Marine Systems' total 1993 revenues; however, such revenues are eliminated in consolidation, and not included in the table above. No single customer of Marine Systems accounted for more than 10% of the Company's revenues in 1993, 1992 or 1991.

     Since Marine Systems' business can be cyclical and is linked to the relative health of the diesel power tug and towboat industry, the offshore supply boat industry, the military and the offshore commercial fishing industry, there is no assurance that its present gross revenues can be maintained in the future. The results of the diesel repair service industry are largely tied to the industries it serves, and, therefore, have been somewhat influenced by the cycles of such industries.

MARINE COMPETITIVE CONDITIONS

     Marine Systems' primary competitors are 10 to 15 independent diesel repair companies. While price is a major determinant in the competitive process, reputation, consistent quality and expeditious service, experienced personnel, access to parts inventories and market presence are significant factors. A substantial portion of Marine Systems' business is obtained by competitive bids.

     Many of the parts sold by Marine Systems are generally available from other distributors, however, Marine Systems is one of a limited number of distributors of EMD parts. Although the Company believes it is unlikely, termination of Marine Systems' relationship with the supplier could adversely affect its business.

LOCOMOTIVE DIESEL REPAIR

     Through Rail Systems, the Company is engaged in the overhaul and repair of locomotive diesel engines and sale of replacement parts for locomotives serving the shortline and industrial railroads within the continental United States. In October, 1993, EMD, the world's largest manufacturer of diesel-electric locomotives, awarded an exclusive United States rail distributorship to Rail Systems to provide replacement parts, service and support to these important and expanding markets. The operations of Rail Systems commenced in January, 1994.

     Rail Systems has an office and service facility in Nashville, Tennessee. The service facility is primarily a parts warehouse. Service to the actual locomotives are completed at sites convenient for the customer by Rail Systems' service crews.

LOCOMOTIVE CUSTOMERS

     Shortline railroads have been a growing component of the United States railroad industry since deregulation of the railroads in the 1970's. Generally shortline railroads have been created through the divestiture of branch routes from the major railroad systems. These short routes provide switching and short haul of freight, with an emphasized need for responsive and reliable service. Currently, about 500 shortline railroads in the United States operate approximately 2,400 EMD engines. Approximately 280 United States industrial users operate approximately 1,300 EMD engines. Generally, the EMD engines operated by the shortline and industrial users are older and, therefore, require more maintenance.

LOCOMOTIVE COMPETITIVE CONDITIONS

     As an exclusive United States distributor for EMD parts, Rail Systems will provide all EMD parts sales to these markets, as well as provide rebuilt and service work. Currently, other than Rail Systems, there are three primary companies providing service for the shortline and industrial locomotives. In addition, the industrial companies in some cases, provide their own service.

EMPLOYEES

     Marine Systems and Rail Systems have approximately 120 employees.

PROPERTIES

     The principal office of Marine Systems is located in Houma, Louisiana. Parts and service facilities are located in Houma, Louisiana; in Chesapeake, Virginia; in East Alton, Illinois; in National City, California; and in Seattle, Washington. The Chesapeake, East Alton, National City and Seattle locations are on leased property and the Houma location is situated on approximately four acres of owned land. The principal office and service facility of Rail Systems is located in leased facilities in Nashville, Tennessee.

                                   INSURANCE

     The Company is engaged in the writing of property and casualty insurance primarily through Universal Insurance Company ("Universal"), a corporation located in the Commonwealth of Puerto Rico. Since its formation in 1972, Universal has evolved primarily from an automobile physical damage insurer to a full service property and casualty insurer, with emphasis on the property insurance lines. Universal is ranked third among Puerto Rican insurance companies in terms of policyholders' surplus and admitted assets, and has achieved an A+ (Superior) rating from A. M. Best Company, a leading insurance rating agency, for ten consecutive years.

     On September 25, 1992, Universal merged with Eastern America Insurance Company ("Eastern America"), a property and casualty insurance company in Puerto Rico, with Universal being the surviving entity. As of December 31, 1993, the Company owned approximately 70% of Universal's voting common stock with the remaining approximately 30% owned by Eastern America Financial Group, Inc. ("Eastern America Group"), the former parent of Eastern America. The Company owns 100% of the non-voting common and preferred stocks of Universal. In accordance with a shareholder agreement among Universal, the Company and Eastern America Group, through options and redemption rights, Universal has the right to purchase the Company's interest in Universal over a period of up to 12 years, the result of which would be Eastern America

Group becoming the owner of 100% of Universal's stock. To date, Universal has redeemed from the Company 44,933 shares of Class B common stock for a total redemption price of $8,000,000. Of the total redemptions to date, $7,000,000, or 39,128 shares, were redeemed in July, 1993 and $1,000,000, or 5,805 shares, were redeemed in December, 1992.

INSURANCE OPERATION

     Universal writes a broad range of property and casualty insurance. Universal, however, is primarily a property insurer, generating approximately 66% of its 1993 premiums written from property lines. Universal's principal property insurance line is automobile physical damage, specifically the vehicle single-interest risk line, which insures lending institutions against the risk of loss of the unpaid balance of their automobile loans with respect to financed vehicles. Vehicle single-interest premiums accounted for 25% of Universal's consolidated premiums written in 1993.

     Universal's insurance business is generated primarily through independent agents and brokers in Puerto Rico. While no one agent, other than the Eastern America Insurance Agency, an affiliate of Eastern America Group, accounted for more than 5% of premiums written in 1993, Universal could be adversely affected if it were to lose several of its higher producing agents.

     Universal maintains an extensive program of reinsurance of the risks that it insures, primarily under arrangements with reinsurers in London and the United States. Property lines are reinsured under quota share agreements up to $5,000,000. Casualty claims above $500,000 are reinsured up to $4,000,000. Ocean marine and surety lines are reinsured under various pro rata and excess treaties up to $500,000 and $4,000,000, respectively. Catastrophe automobile physical damage, fire and allied lines and marine coverage affords recovery of losses over $500,000, $1,500,000 and $250,000 up to $15,000,000, $64,000,000 and
$3,000,000, respectively.

     Because Universal's business is written in Puerto Rico, Universal's insurance risk is not as diversified as the risk of a carrier that covers a broader geographical area. A natural catastrophe could cause property damage to a large number of Universal's policyholders, which would result in significantly increased losses to Universal. However, the Company believes that Universal's reinsurance program will limit its net exposure in any such catastrophe. Property damage from Hurricane Hugo in September, 1989 attributable to Universal was approximately $34,000,000; however, the net impact was $1,450,000 after deducting the reinsurance recoverables.

     At December 31, 1993, Universal had investments of $122,412,000, consisting primarily of short-term and available-for-sale securities. At such date, approximately 97% of that portfolio was invested in United States Government instruments due to their safety and to the favorable Puerto Rican tax treatment of such securities.

     Universal's insurance business is governed by the Insurance Code of the Commonwealth of Puerto Rico and in accordance with the regulations issued by the Commissioner of Insurance of the Commonwealth of Puerto Rico.

REINSURANCE OPERATION

     Prior to 1991, the Company participated in the international reinsurance market through Mariner Reinsurance Company Limited ("Mariner"), a wholly owned subsidiary of the Company, and through Universal. From 1972 through 1990, Mariner was engaged in the pro rata and excess of loss reinsurance business dealing principally with brokers in London. This reinsurance consisted of certain property and casualty reinsurance lines whereby Mariner participated in the reinsurance of certain Lloyd's underwriters, British insurance companies, and other foreign insurance companies. In addition, Mariner reinsured certain treaties of Universal. Effective January 1, 1987, Mariner ceased writing any new or renewal reinsurance and Mariner's business portfolio was assumed by Universal; however, in 1989, two reinsurance contracts were transferred back to Mariner. Effective January 1, 1991, Universal ceased accepting new participation in the international reinsurance market and the entire reinsurance business portfolio was assumed by Mariner.

During the 1992 year, Mariner, based on certain delayed and certain timely loss advices, increased its loss reserves. See "Note 5" to the financial statements included under Item 8 elsewhere herein for further disclosures on the increase in the Mariner reserves.

     With the 1990 year being the final year for participation in the reinsurance market, neither Mariner nor Universal was involved in any subsequent catastrophes such as Hurricane Andrew. Neither Universal nor Mariner does business with any of the Company's other subsidiaries, nor is there any connection, other than common ownership.

     The Company is currently pursuing strategies to withdraw from the runoff of Mariner's reinsurance business at the earliest possible date. Such strategies include the possible commutation of Mariner's open book of reinsurance business in exchange for a portion of, or all of, Mariner's assets. As of December 31, 1993, the Company had net equity in Mariner of approximately $1,500,000.

CAPTIVE INSURANCE OPERATION

     Effective January 1, 1994, the Company established a captive insurance company, Oceanic Insurance Limited ("Oceanic"). The captive will insure only risks of the Company and its domestic subsidiaries.

EMPLOYEES

     Universal has approximately 150 employees, all in the Commonwealth of Puerto Rico. Mariner's and Oceanic's activities are handled by the Company's employees and by agents in Bermuda.

PROPERTIES

     Universal's office is located in San Juan, Puerto Rico. The office is leased with an expiration date of January 31, 1998.

ITEM 2. PROPERTIES

     The information appearing in Item 1 is incorporated herein by reference. The Company and Dixie currently occupy leased office space at 1775 St. James Place, Suite 300, Houston, Texas under a lease that expires in 1996. The Company believes that its facilities are adequate for its needs and additional facilities would be readily available.

ITEM 3. LEGAL PROCEEDINGS

     See "Note 13" to the financial statements included under Item 8 elsewhere herein for a discussion of legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year December 31, 1993, no matter was submitted to a vote of security holders through solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                   NAME                       AGE              POSITIONS AND OFFICES
                   ----                       ---              ---------------------
George A. Peterkin, Jr.....................    66   President, Director and Chief Executive
                                                    Officer
J. H. Pyne.................................    46   President of Dixie and Executive Vice
                                                    President and Director of Kirby
Brian K. Harrington........................    47   Senior Vice President, Treasurer and
                                                    Assistant Secretary
G. Stephen Holcomb.........................    48   Vice President, Controller, Assistant
                                                    Treasurer and Assistant Secretary
Ronald C. Dansby...........................    54   Vice President -- Inland Chemical Division
Steven M. Bradshaw.........................    45   Vice President -- Inland Refined Products
                                                      Division
Patrick L. Johnsen.........................    48   Vice President -- Offshore Division
Dorman L. Strahan..........................    37   Vice President -- Diesel Repair Division
Mark R. Buese..............................    37   Vice President -- Administration
Jack M. Sims...............................    51   Vice President -- Human Resources

     No family relationship exists between the executive officers or between the executive officers and the directors. Officers are elected to hold office until the annual meeting of directors, which immediately follows the annual meeting of stockholders, or until their respective successors are elected and have qualified.

     George A. Peterkin, Jr. holds a degree in business administration, was elected a Director of the Company in 1973 and was employed as its President on October 1, 1976. He had served as a Director of Kirby Industries, Inc. since 1969 and as President of Industries since January, 1973. Prior to that, he was President of Dixie from 1953 through 1972.

     J. H. Pyne holds a degree in liberal arts from the University of North Carolina and has served as President of Dixie since July, 1984, was elected a Director of the Company in July, 1988, and was elected Executive Vice President of the Company in 1992. He also served in various operating and administrative capacities with Dixie from 1978 to 1984, including Executive Vice President from January to June, 1984. Prior to joining Dixie, he was employed by Northrop Services, Inc. and served as an officer in the United States Navy.

     Brian K. Harrington is a Certified Public Accountant and holds an M.B.A. degree from the University of Oregon. He has served as Treasurer and Principal Financial Officer of the Company and Dixie since May, 1989, Vice President since September, 1989 and Senior Vice President since 1993. Prior to joining the Company, he was engaged as a financial consultant with emphasis in the petrochemical distributing industry, providing services to Dixie and other companies. Prior to 1979, he was Vice President of Planning, Marketing and Development for Paktank Corporation.

     G. Stephen Holcomb holds a degree in business administration from Stephen
F. Austin State University and has served the Company as Vice President, Controller, Assistant Treasurer and Assistant Secretary since January, 1989. He also served as Controller from January, 1987 to January, 1989, and as Assistant Controller and Assistant Secretary from 1976 through 1986. Prior to that, he was Assistant Controller of Kirby Industries, Inc. from 1973 to 1976. Prior to joining the Company, he was employed by Cooper Industries, Inc.

     Ronald C. Dansby holds a degree in business administration from the University of Houston and has served the Company as Vice President -- Inland Chemical Division since 1993. He also serves as President of Dixie Marine, joining the Company in connection with the acquisition of Alamo Inland Marine Co. ("Alamo") in 1989. He had served as President of Alamo since 1974. Prior to that, he was employed by Alamo Barge Lines and Monsanto Chemical Company from 1962 to 1973.

     Steven M. Bradshaw holds a M.B.A. degree from Harvard Business School and has served the Company as Vice President -- Inland Refined Products Division since 1993. He also serves as Executive Vice President -- Marketing of Dixie since 1990 and served in various operating and administrative capacities with

Dixie from 1981 to 1990, including Vice President -- Sales from 1985 to 1990. Prior to joining Dixie, he was employed by the Ohio River Company and served as an officer in the United States Navy.

     Patrick L. Johnsen holds a degree in nautical science from California Maritime Academy and has served as Vice President -- Offshore since 1993. Prior to joining the Company in August, 1993, he served in senior seagoing and shoreside capacities with Mobil Shipping and Transportation, including Chartering and United States Fleet Manager. Prior to joining Mobil in 1978, he was employed at sea by various shipping companies, including Sabine.

     Dorman L. Strahan attended Nicholls State University and has served the Company as Vice President -- Diesel Repair since 1993. He also serves as President of Marine Systems since 1986 and President of Rail Systems since 1993. After joining the Company in 1982 in connection with the acquisition of Marine Systems, he served as Vice President of Marine Systems until 1985.

     Mark R. Buese holds a degree in business administration from Loyola University and has served the Company as Vice President -- Administration since 1993. He also serves as Vice President of Dixie since 1985 and served in various sales, operating and administrative capacities with Dixie from 1978 through 1985, including President of Western.

     Jack M. Sims holds a degree in business administration from the University of Miami and has served the Company as Vice President -- Human Resources since 1993. Prior to joining the Company in March, 1993, he served as Vice President
- -- Human Resources for Virginia Indonesia Company from 1982 through 1992, Manager -- Employee Relations for Houston Oil and Minerals Corporation from 1977 through 1981 and in various professional and managerial positions with Shell Oil Company from 1967 through 1977.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock is traded on the American Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices for the common stock for the periods indicated as reported by The Wall Street Journal.

                                                                           SALES PRICES
                                                                         -----------------
                                                                         HIGH         LOW
                                                                         -----       -----
    1992
      First Quarter...................................................   $15 3/8     11
      Second Quarter..................................................   $15 1/2     11 1/8
      Third Quarter...................................................   $14         11 1/2
      Fourth Quarter..................................................   $13 1/4     10
    1993
      First Quarter...................................................   $14 3/8     11 3/8
      Second Quarter..................................................   $19 1/8     13 5/8
      Third Quarter...................................................   $22         17
      Fourth Quarter..................................................   $21 3/4     17 5/8
    1994
      First Quarter (through March 14, 1994)..........................   $23 3/8     20 1/8

     As of March 14, 1994, the Company had 28,275,133 outstanding shares held by approximately 2,300 stockholders of record.

     On September 5, 1989, the Company paid a cash dividend of $.10 per share of common stock to stockholders of record as of August 14, 1989. A similar dividend was paid in 1988. The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Prior to 1988, the Company had not paid any cash dividends on its common stock since it became a publicly held company in 1976.

ITEM 6. SELECTED FINANCIAL DATA

     The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 1993. The information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company and the Financial Statements and Schedules included under Item 8 elsewhere herein (in thousands, except per share amounts):

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                 1989(1)      1990       1991      1992(1)    1993(1)
                                                 --------    -------    -------    -------    -------
Revenues:
  Transportation..............................   $ 83,450    109,366    117,003    190,214    283,747
  Diesel repair...............................     18,990     24,894     34,288     35,753     31,952
  Insurance...................................     30,668     31,412     27,947     34,661     52,875
  Investment income...........................      7,045      7,885      6,875      6,795      7,910
  Gain on disposition of assets...............        487        393      1,412        427        355
  Other.......................................        696      1,834      1,508      1,653      1,565
                                                 --------    -------    -------    -------    -------
                                                 $141,336    175,784    189,033    269,503    378,404
                                                 --------    -------    -------    -------    -------
                                                 --------    -------    -------    -------    -------
Earnings before extraordinary item and
  cumulative effect of accounting changes.....   $  8,913     13,500     13,298     13,598     22,829
Extraordinary item(2).........................      2,600      1,900         --         --         --
                                                 --------    -------    -------    -------    -------
  Earnings before cumulative effect of
     accounting changes.......................     11,513     15,400     13,298     13,598     22,829
  Cumulative effect on prior years of
     accounting changes(3)....................         --         --         --    (12,917)        --
                                                 --------    -------    -------    -------    -------
               Net earnings...................   $ 11,513     15,400     13,298        681     22,829
                                                 --------    -------    -------    -------    -------
                                                 --------    -------    -------    -------    -------
Earnings (loss) per share of common stock:
  Primary:
     Earnings before extraordinary item and
       cumulative effect of accounting
       changes................................   $    .39        .60        .61        .60        .86
     Extraordinary item(2)....................        .11        .08         --         --         --
                                                 --------    -------    -------    -------    -------
     Earnings before cumulative effect of
       accounting changes.....................        .50        .68        .61        .60        .86
     Cumulative effect on prior years of
       accounting changes (3).................         --         --         --       (.57)        --
                                                 --------    -------    -------    -------    -------
               Net earnings...................   $    .50        .68        .61        .03        .86
                                                 --------    -------    -------    -------    -------
                                                 --------    -------    -------    -------    -------
  Fully diluted net earnings -- 1991 only.....                          $   .59
                                                                        -------
                                                                        -------
Weighted average shares outstanding...........     22,952     22,700     21,952     22,607     26,527
Net cash provided by continuing operations
  before extraordinary item and changes in
  assets and liabilities......................   $ 19,467     30,032     28,620     35,387     58,998
Capital expenditures..........................   $ 78,926     18,104     38,215    132,537     90,542
Dividend ($.10) per common share..............   $  2,272         --         --         --         --

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                 1989(1)      1990       1991      1992(1)    1993(1)
                                                 --------    -------    -------    -------    -------
Investments...................................   $ 92,112     88,687     94,747    115,838    127,303
Property and equipment, net...................   $100,335    106,437    129,617    237,596    283,413
Total assets..................................   $246,976    253,716    286,002    446,420    563,253
Insurance reserves and claims.................   $ 54,217     55,049     53,587     81,559    116,865
Long-term debt................................   $ 77,025     68,428     80,702    158,922    120,559
Stockholders' equity..........................   $ 87,929     97,112    111,625    122,825    211,749

                                                   (Footnotes on following page)

- ---------------

(1) Comparability with prior periods is affected by the acquisitions of Alamo and Brent in the second quarter of 1989, the acquisition of Sabine in the first quarter of 1992, the acquisition of Ole Man River and merger with Scott Chotin in the second quarter of 1992, the merger with Eastern America in the third quarter of 1992, the acquisition of TPT in the first quarter of 1993, the merger with AFRAM Lines in the second quarter of 1993 and the acquisition of Chotin Transportation in the fourth quarter of 1993.

(2) The extraordinary item for the years ended December 31, 1989 and 1990 represents the reduction in equivalent income taxes from utilization of financial net operating loss carryforwards.

(3) Cumulative effect on prior years from the adoption of Statement of Financial Accounting Standards ("Accounting Standards") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," net of equivalent income taxes and Accounting Standards No. 109, "Accounting for Income Taxes."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

RESULTS OF OPERATIONS

     The Company reported net earnings for the 1993 year of $22,829,000, or $.86 per share, compared with net earnings before the cumulative effect of changes in accounting principles for the 1992 year of $13,598,000, or $.60 per share, and net earnings of $13,298,000, or $.61 per share, for 1991. Net earnings for 1992 were $681,000, or $.03 per share.

     The Company adopted, effective January 1, 1992, Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and Accounting Standards No. 109, "Accounting for Income Taxes." Collectively, the recognition of the cumulative effect of the adoption of the Accounting Standards for all prior years reduced the Company's 1992 net earnings by $12,917,000, or $.57 per share. The adoption of both Accounting Standards also reduced the Company's 1992 operating earnings after taxes by $1,271,000, or $.06 per share.

     Accounting Standards No. 106 established a new accounting principle for the cost of retiree health care benefits. The cumulative effect on prior years for the change in accounting principle resulted in an expense after applicable income taxes of $2,258,000, or $.10 per share. In addition to the impact of the cumulative effect on prior years, the effect of adoption of Accounting Standards No. 106 reduced the Company's 1992 operating earnings after applicable income taxes by $355,000, or $.02 per share.

     Accounting Standards No. 109 required a change from the deferred method to the asset and liability method of accounting for income taxes. The cumulative effect on prior years for the change in accounting principle resulted in an expense of $10,659,000, or $.47 per share. The effect of the adoption of Accounting Standards No. 109 reduced the Company's 1992 operating earnings after taxes by $916,000, or $.04 per share.

     In 1993, the corporate federal income tax rate was increased from 34% to 35%. In accordance with Accounting Standards No. 109, the effect of the increase in the corporate federal income tax rate resulted in additional federal taxes of $1,131,000, or $.04 per share, for 1993.

     The adoption of the Accounting Standards had no effect on the Company's cash flow.

     The Company conducts operations in three business segments: marine transportation, diesel repair and property and casualty insurance. A discussion of each segment follows:

MARINE TRANSPORTATION

     The Company's marine transportation revenues for the 1993 year totaled $283,747,000, reflecting a 49% increase when compared with $190,214,000 reported in 1992 and a 143% increase when compared with $117,003,000 reported in 1991. The 49% increase for the 1993 year reflects the operations of three marine transportation companies acquired during the 1992 year, one in March, one in April and one in June, and the operations of three marine transportation companies acquired during the 1993 year, TPT Transportation on

March 3, AFRAM on May 14 and Chotin Transportation on December 21, all of which were accounted for under the purchase method of accounting. Collectively, the operations of TPT Transportation, AFRAM and Chotin Transportation generated revenues during 1993 of approximately $61,400,000 since their dates of acquisition. In addition, the revenues for each year reflect the new and existing equipment additions to both the inland and offshore fleets made during the years.

     The transportation segment's inland operations were curtailed to some degree during the 1993 third quarter by flooding in the upper Mississippi River and the closing of the Algiers Lock at New Orleans. Collectively, the pretax effect of the two events reduced the 1993 results by an estimated $2.4 million.

     Flooding in the upper Mississippi River closed the upper River to marine transportation movements from June 24 through August 22 and continued to disrupt deliveries even after that date. Movements north of Cairo, Illinois were curtailed substantially; several of the inland river towing units were stranded by the flood; and the segment's lower Mississippi River marine operations were rescheduled. The closing of the Algiers Lock for repair from July 1 through September 10 required the inland towing vessels to use alternate routes, which resulted in time delays. The Algiers Lock is situated along the main artery of the Intracoastal Waterway near New Orleans.

     As a provider of service for both the inland and offshore United States markets, the marine transportation segment is divided into three divisions organized around the markets they serve: the Inland Chemical Division, serving the inland industrial and agricultural chemical markets; the Inland Refined Products Division, serving the inland refined products market; and the Offshore Division, which serves the offshore petroleum products, container, dry bulk and palletized cargo markets.

     Movements of inland industrial chemicals for the petrochemical processing industry, handled by the segment's Inland Chemical Division, were intermittently weak during the 1993 year. In the latter part of the 1993 first quarter, the Inland Chemical Division's equipment utilization and rates reflected signs of improvement from the recessionary pressures which negatively influenced the market during all of 1992 as well as the second half of 1991. While the improvement continued through the 1993 second quarter, equipment utilization was somewhat lower during the 1993 third quarter and remained static during the balance of 1993. Budgetary constraints by petrochemical manufacturers have held back needed rate increases.

     Movements of liquid fertilizer and anhydrous ammonia have remained at high levels for the 1993, 1992 and 1991 years due to continued heavy usage of fertilizer products and consistent export sales. For the 1993 year, the movements of liquid fertilizer were conducted well past the normal fertilizer season, as fertilizer terminals which could not be reached during the flooding in the upper Mississippi River were supplied and the demand for fertilizer was enhanced due to flooding of the River farmlands.

     The Inland Refined Products Division, which moves inland refined products (gasoline, diesel fuel and jet fuel) reflected improvements during the 1993 year primarily due to a strong demand for gasoline and the resupplying of terminals in the upper Mississippi River flood areas. Such growth in demand benefitted equipment utilization and enabled modest rate increases. The Inland Refined Products Division, formed in 1992 with the acquisitions by Sabine Transportation and OMR Transportation, reflected weakness of demand during the 1992 year, as the peak driving season fell below expectations.

     Revenues from the Offshore Division improved significantly during the 1993 year, primarily from the merger with AFRAM Lines on May 14, 1993. Throughout 1993, the Division's dry bulk, container and palletized cargo vessels have remained in heavy demand, being taken out of service only for scheduled maintenance. The merger with AFRAM Lines has improved the Division's ability to transport cargos for United States Government aid programs and military use. The Offshore Division's liquid market, however, has shown price and demand weakness due to excess capacity in the offshore liquid market, particularly affecting spot prices. During 1993, certain equipment was idle due to lack of business. For the 1992 year, revenues from the Offshore Division were significantly enhanced with the addition of Sabine Transportation's six tank ships, all of which were fully booked, except for periods of scheduled maintenance.

     Each year includes gains from the disposition of primarily single skin barges and other surplus or obsolete transportation assets. Such gains totaled $525,000 for 1993, $494,000 for 1992 and $1,414,000 for 1991.

     Costs and expenses, excluding interest expense, for the marine transportation segment for the 1993 year increased to $242,553,000, an increase of 49% over the comparable 1992 expense of $162,973,000 and 140% over 1991 costs and expenses of $100,884,000. Most of the increases for both comparable periods reflect the costs and expenses, including depreciation, associated with the acquisitions and mergers consummated during the 1993 and 1992 years. In addition, the increases reflect higher equipment costs, employee health and welfare costs, general and administrative costs and inflationary increases in costs and expenses.

     The marine transportation pretax earnings for 1993 were $35,668,000, an increase of 63% over 1992 pretax earnings of $21,836,000 and 164% over 1991 pretax earnings of $13,507,000.

DIESEL REPAIR

     The Company's diesel repair segment reported diesel repair revenues of $31,952,000 for 1993 reflecting an 11% decrease compared with $35,753,000 for 1992 and a 7% decrease compared with $34,288,000 for 1991. With diesel repair facilities in five locations nationwide that cater to specific markets, each location has been influenced by different economic or environmental conditions during the three comparable periods. The East Coast facility, catering to the military, has been slowed in 1993 and 1992 by United States military reductions and government budget restraints. The Midwest facility, which caters to the inland barge industry, has been hampered to some degree in 1993 and 1992 by the recession, however, the 1993 year was significantly affected by the flooding in the upper Mississippi River during the 1993 third quarter. Revenues from the segment's Midwest facility were reduced by an estimated $900,000, as customers affected by the flooding either curtailed or postponed scheduled repairs and overhauls and significantly curtailed parts purchases. The Gulf Coast facility, tied to the inland and offshore barge and oil service industries was hampered during 1992 by the recession, however, during 1993, business has remained relatively constant. The West Coast facilities, whose primary emphasis is the offshore tuna fishing industry, were negatively affected during 1993 and 1992 by deferred maintenance of equipment by their commercial fishing customers due to low tuna prices caused by the worldwide surplus of tuna. Diesel repair revenues increased by $6,000,000 in 1992 and $2,000,000 in 1991 due to the West Coast facility acquisition in July, 1991.

     Costs and expenses, excluding interest expense, for the diesel repair segment for 1993 totaled $30,121,000, compared with $33,328,000 for 1992 and $31,904,000 for 1991. The decrease of 10% for 1993 when compared with 1992 reflects the overall decline in revenues and its effect on the segment's profit margins. The increase for 1992 and 1991 reflects the growth of the segment's direct parts sales and overhaul and repair revenues. In addition, for the 1992 year, the increase in costs and expenses partially reflects the opening of the Seattle facility and the acquisition of the West Coast facility in 1991, which also increased the 1991 costs and expenses.

     The diesel repair segment's pretax earnings for 1993 were $1,577,000, a decrease of 30% compared with 1992 pretax earnings of $2,263,000 and 29% under 1991 pretax earnings of $2,213,000.

PROPERTY AND CASUALTY INSURANCE

     The Company's property and casualty insurance segment, which is conducted primarily through Universal, reported premiums written of $80,993,000 for 1993, compared with $52,830,000 for 1992 and $36,481,000 for 1991. The 53% increase in premiums written during 1993 compared with 1992 reflected business generated from Eastern America's portfolio brought in with the merger of Eastern America with and into Universal in September, 1992, a new government policy, two vehicle single-interest portfolio transfers and the addition of vehicle single-interest business from two financial institutions, which was the result of an improvement in automobile sales during 1993. The 45% increase in premiums written during 1992 compared with 1991 reflected the increased emphasis in participation in the commercial multi-peril and double-interest lines of business, as premium volumes in the automobile single-interest line remained low due to depressed new automobile sales in Puerto Rico. Premiums written for the 1992 year also included $3 million of single-interest premiums associated with a portfolio transfer which occurred during the 1992 first quarter. In addition, the 1992 year reflected the merger of Eastern America with and into Universal. Premiums written in

1991 reflected the reduction in the automobile single-interest line, offset to some degree by increased participation in the commercial multiple-peril and automobile double-interest lines of business.

     Net premiums earned for 1993 totaled $48,243,000 compared with $29,552,000 for 1992 and $23,561,000 for 1991. The 63% increase in net premiums earned during 1993 compared with 1992 reflected the business generated from the Eastern America portfolio as well as a significant increase in the single-interest line of business during 1993. Net premiums earned for all three years were negatively affected by the high reinsurance costs for the commercial multiple-peril line associated with the ceding of a portion of the gross premium under the segment's reinsurance program. Due to the number of worldwide catastrophic events within the past few years, the cost of the segment's reinsurance program continued to substantially increase.

     Investment income is generated primarily from the segment's investment in United States Treasury securities, due to their investment safety and favorable Puerto Rico tax treatment. Investment income totaled $7,741,000 for 1993 compared with $6,454,000 for 1992 and $5,994,000 for 1991. The segment, prior to the decline in interest rates, procured a constant yield from the purchase of United States Treasury securities with fixed rates. Even though interest rates on investment securities have remained low since 1991, the insurance segment's investment portfolio has reflected excellent market performance during 1992 and 1993. In addition, the 1993 investment income reflected the full year effect of the merger with Eastern America. The investment portfolio of Eastern America at the date of the merger totaled approximately $21 million. In addition, the insurance segment recognized investment gains of $1,164,000 in 1993, $1,478,000 in 1992 and $853,000 in 1991.

     Losses, claims and settlement expenses for 1993 totaled $37,496,000 compared with $26,289,000 for 1992 and $18,103,000 for 1991. The 43% increase for 1993 compared with 1992 reflected the merger with Eastern America as well as the significant increase in business volume, particularly from the single-interest line. In addition, the 1992 year reflected an abnormal year for losses from the commercial multiple-peril line, which experienced high losses from specific events. The 1992 year also included a reserve of $2,500,000 recorded in Mariner, the Company's Bermuda reinsurance subsidiary, which participated in the writing of property and casualty lines of reinsurance from 1970 through 1990. During 1992, Mariner received certain delayed large loss advices, which resulted in the increase in its loss reserves. The 1990 year was the last year for participation in the reinsurance market. For the 1991 year, the insurance segment's loss experience was favorable, the result of a decrease in losses from the commercial multiple-peril and automobile single-interest lines.

     Management continues to review the runoff of the reinsurance business previously written by Mariner with the intent of seeking an expedient withdrawal from this business and closure of Mariner's activities, including consideration of commutation of Mariner's book of business. A commutation would entail the transfer of liability from known and incurred but not reported losses to a second party in exchange for a portion of, or all of, Mariner's assets. As of December 31, 1993, the Company had net equity in Mariner of approximately $1,500,000.

     Policy acquisition costs for 1993 totaled $11,085,000 compared with $8,649,000 for 1992 and $7,181,000 for 1991. Generally, policy acquisition costs for each year increased due to the higher commission rates associated with the property insurance lines. The results for the 1993 and 1992 year also reflected the merger with Eastern America.

     As of December 31, 1993 and 1992, the Company owned 70% and 75%, respectively, of the voting common stock of Universal, with the balance owned by Eastern America Group. The Company owned 100% of the non-voting common and preferred stocks. Minority interest expense for the 1993 year totaled $1,623,000.

     The Company's portion of the property and casualty insurance segment's pretax earnings totaled $4,539,000 for 1993, compared with $1,108,000 for 1992 and $4,891,000 for 1991.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     In October, 1990, the Board of Directors approved the authorization to purchase 2,000,000 shares of common stock. Currently, approximately 1,700,000 shares remain under the repurchase authorization. The

Company is authorized to purchase the common stock on the American Stock Exchange and in private negotiated transactions. When repurchasing common shares, the Company is subject to price, trading volume and other market considerations. Shares repurchased may be used for reissuance upon the exercise of stock options and other purposes. The purchase of additional shares depends on numerous conditions, including the price of the common stock, capital investment opportunities and other factors. From 1988 through January, 1991, the Company purchased approximately 2,300,000 shares of common stock at an average price of $5.71 per share.

     The Company and Dixie have separate revolving credit agreements with an established line of credit of $50,000,000 each. Proceeds under the credit agreements, which provide for interest rates, based at the Company's option, on the prime rate, Eurodollar rate or CD rates, can be used for general corporate purposes, the purchase of new or existing equipment or for business acquisitions. As of March 14, 1994, the Company and Dixie had $33,600,000 and $33,900,000, respectively, available for takedown under the credit agreements. The Company and Dixie entered into the separate credit agreements in April, 1993 providing for aggregate borrowings of up to $30,000,000 and $50,000,000, respectively. In August, 1993, the Company's line of credit was increased to $50,000,000.

     In March, 1992, Dixie entered into a $20,000,000 acquisition credit facility with Texas Commerce Bank National Association which provided the transportation segment with in-place financing for possible future acquisitions. On June 1, 1992, the acquisition credit facility was activated with the merger of Scott Chotin into a subsidiary of the Company and in August, 1992, the acquisition credit facility was retired.

     In August, 1992, Dixie sold $50,000,000 of 8.22% notes, due June 30, 2002, in a private placement. Proceeds from these notes were used to retire the $20,000,000 acquisition credit facility with Texas Commerce Bank National Association and the retirement of two $5,000,000, 10% subordinated promissory notes originally issued as part of the purchase in 1989 of the assets of Brent, with the balance of the proceeds used to reduce the amount outstanding under Dixie's $50,000,000 revolving credit agreement.

     In May, 1993, the Company called for redemption on June 4, 1993, the entire $50,000,000 aggregate principal amount of its 7 1/4% Convertible Subordinated Debentures due 2014 ("Debentures") issued in October, 1989 at a redemption price of 105.075% of the principal amount of the Debentures, plus accrued interest on the principal of the Debentures from April 1, 1993 to the date fixed for redemption. Prior to, or on May 27, 1993, the fifth business day prior to the date set for redemption under the Debentures, the holders of the entire $50,000,000 of Debentures elected to convert such Debentures into common stock of the Company at a conversion price of $11.125 per share. The conversion of the Debentures increased the issued and outstanding common stock of the Company by 4,494,382 shares.

  Business Acquisitions and Developments

     Following the Company's stated strategy of acquiring businesses to complement its existing operations, the Company has been actively engaged in the acquisition of, or merger with, companies during the 1991, 1992 and 1993 years.

     In May, 1991, Brent Transportation purchased for $2,550,000 in cash all of the operating assets of International Barges, Inc. The assets consist of three cryogenic inland tank barges currently operating under a term contract transporting industrial anhydrous ammonia. The acquisition incorporates the handling of industrial anhydrous ammonia with Brent Transportation's established market position in the transporting of anhydrous ammonia for use in agriculture.

     In July, 1991, Marine Systems purchased the operating assets of Steve Ewing's Diesel Service, Inc., a National City, California based company engaged in the repair and overhaul of marine diesel engines and related parts sales. The acquired assets, consisting of inventory and fixed assets, are operated under the name of Ewing Marine Systems, Inc. The acquisition expanded the diesel repair segment's markets to the West Coast and the Pacific Basin and enables the segment to offer nationwide service to its customers.

     On March 13, 1992, the Company completed the purchase of Sabine for $36,950,000 in cash. Sabine, located in Port Arthur, Texas, was engaged in coastal and inland marine transportation of petroleum products and in harbor tug services. The purchased properties included six U.S. flag tank ships, 33 owned and five leased inland tank barges, 11 owned and four leased towboats, three owned bowboats, eight owned tugboats, land and buildings. The Company has continued to use the assets of Sabine in the same business that Sabine conducted prior to the purchase. The purchase was financed through $9,950,000 of existing cash balances, borrowings of $9,000,000 under the transportation segment's bank revolving credit agreement, as well as an $18,000,000 bank term loan with a negative pledge of the assets acquired from Sabine. Based on audited information, assets acquired from Sabine had total revenues for the years ended December 31, 1990 and 1991 of $62,886,000 and $62,986,000, respectively. Operations of the assets acquired from Sabine are included as part of the Company's operations effective March 13, 1992, in accordance with the purchase method of accounting.

     On April 2, 1992, OMR Transportation completed the purchase of Ole Man River for $25,575,000 in cash. Ole Man River, located in Vicksburg, Mississippi, was engaged in inland marine tank barge transportation of petroleum products along the Mississippi River System and the Gulf Intracoastal Waterway. The purchased properties included 24 owned and two leased tank barges, eight owned towboats, land and buildings. The Company has continued to use the assets of Ole Man River in the same business that Ole Man River conducted prior to the purchase. The asset purchase was funded by borrowings under the transportation segment's bank revolving credit agreement. Based on audited information, Ole Man River had total revenues for the years ended December 31, 1990 and 1991 of $14,676,000 and $15,550,000, respectively. Operations of the assets acquired from Ole Man River are included as part of the Company's operations effective April 2, 1992, in accordance with the purchase method of accounting.

     On June 1, 1992, the Company completed the acquisition of Scott Chotin by means of a merger with and into a wholly owned subsidiary of the Company for an aggregate consideration of approximately $34,900,000. Pursuant to the Agreement and Plan of Merger, the Company issued 870,892 shares of common stock, valued at $12.625 per share, to certain Scott Chotin shareholders and paid the shareholders of Scott Chotin approximately $9,700,000 in cash in exchange for the working capital and all of the outstanding common stock of Scott Chotin, discharged existing debt of Scott Chotin of approximately $7,400,000 and paid to certain executives and shareholders of Scott Chotin $5,000,000 for agreements not to compete. In addition, the Company recorded a liability reserve for the issuance, over a three-year period after the closing, of up to 170,000 additional shares of the Company's stock contingent upon the resolution of certain potential liabilities resulting from operations of Scott Chotin prior to the merger. In June, 1993, the Company issued 22,500 shares under the contingent stock agreement. Scott Chotin, located in Mandeville, Louisiana, was engaged in inland marine tank barge transportation of industrial chemicals and asphalt along the Mississippi River System and the Gulf Intracoastal Waterway. Scott Chotin's inland fleet consisted of 29 owned tank barges, six of which operate in the asphalt trade, 10 owned dry cargo barges, eight owned towboats, land and buildings. The Company has continued to use the assets of Scott Chotin in the same business that Scott Chotin conducted prior to the merger. The cash portion of the merger was financed through existing cash balances, borrowings under a subsidiary of the Company's $20,000,000 acquisition line of credit, as well as a $16,000,000 bank term loan with a negative pledge of the assets. Based on audited information, Scott Chotin recorded total revenues for the years ended May 31, 1991 and 1992 of $20,894,000 and $18,817,000, respectively. Scott
Chotin's operations are included as part of the Company's operations effective June 1, 1992, in accordance with the purchase method of accounting.

     On September 25, 1992, the Company completed the acquisition of Eastern America, a property and casualty insurance company in Puerto Rico, by means of a merger of Eastern America with and into the Company's insurance subsidiary, Universal, with Universal being the surviving entity. Presently, the Company owns approximately 70% of the voting common stock of Universal, with the remaining approximately 30% owned by Eastern America Group, the former parent of Eastern America. Through options and redemption rights included in the merger transaction, Eastern America Group could become the owner of up to 100% of Universal's stock over a period of up to 12 years. Based on audited information, Eastern America reported total revenues of $11,951,000 and $13,544,000 for the years ended December 31, 1990 and 1991, respectively. To date, Universal has redeemed a total 44,933 shares of its common stock from the Company at a price of $8,000,000. In July, 1993, Universal redeemed 39,128 shares for $7,000,000 and in December, 1992, Universal redeemed 5,805 shares for $1,000,000. Eastern America's operations are included as part of the Company's operations effective September 25, 1992, in accordance with the purchase method of accounting.

     On March 3, 1993, TPT Transportation completed the purchase of TPT, a marine transportation division of Ashland Oil, Inc., for approximately $24,400,000 in cash, subject to post-closing adjustments. TPT was engaged in the inland marine transportation of industrial chemicals and lube oil primarily from the Gulf Intracoastal Waterway to customers primarily on the upper Ohio River. TPT's inland fleet consisted of 61 owned and six leased double skin tank barges, four owned and one leased single skin tank barges and five owned towboats. Of the 72 barges, 32 are equipped with vapor control systems while 30 barges are dedicated to the transportation of lube oil, where vapor control equipment is not required. The Company has continued to use the assets of TPT in the same business that TPT conducted prior to the purchase. The asset purchase was financed under the transportation segment's bank revolving credit agreement. Based on unaudited information, TPT had total revenues for the fiscal year ended September 30, 1992, of $17 million. The asset purchase was accounted for in accordance with the purchase method of accounting effective March 3, 1993.

     On May 14, 1993, the Company completed the acquisition of AFRAM Lines by means of a merger with and into a wholly owned subsidiary of the Company, for an aggregate consideration of $16,725,000. In addition, the merger provides for an earnout provision not to exceed $3,000,000 in any one year and not to exceed a maximum of $10,000,000 over a four year period. The earnout provision will be recorded as incurred as an adjustment to the purchase price. As of December 31, 1993, a $2,250,000 earnout provision, which accrues from April 1 to March 31 of the following year, had been recorded. Under the terms of the merger, the Company issued 1,000,000 shares of its common stock in exchange for all of AFRAM Lines outstanding stock and paid certain executives and shareholders of AFRAM Lines agreements not to compete totaling $2,000,000. AFRAM Lines located in Houston, Texas, was engaged in the worldwide transportation of dry bulk, container and palletized cargos, primarily for Departments and Agencies of the United States Government. The Company has continued to use the assets of AFRAM Lines in the same business that AFRAM Lines conducted prior to the merger. AFRAM Lines fleet consisted of three U.S. flag container and break-bulk ships which specialize in the transportation of United States Government military and aid cargos. Based on audited information, AFRAM Lines recorded transportation revenues for the years ended June 30, 1992 and 1991 of $38,758,000 and $29,817,000, respectively. Unaudited historical transportation revenues for the year ended December 31, 1992 were $46,268,000. The merger, effective as of April 1, 1993, was accounted for in accordance with the purchase method of accounting. The financial results for the 1993 year include the net earnings from the operations from May 14, 1993, as the net earnings from April 1, 1993 to May 14, 1993, were recorded as a reduction of the purchase price.

     In May, 1993, Marine Systems enhanced its long-term opportunities with the addition of two distributorship agreements. Under a long-term agreement with Paxman Diesels, Ltd. of Colchester, England, a manufacturer of diesel engines, Marine Systems will sell engine parts and offer authorized repair services. In addition, in May, 1993, Marine Systems signed a long-term agreement with Falk Corporation, a marine reduction gear manufacturer, whereby Marine Systems will sell parts and offer authorized repair services.

     As an expansion of the diesel repair segment, the Company is engaged through Rail Systems in the overhaul and repair of locomotive diesel engines and sale of replacement parts for locomotives, serving shortline and industrial railroads within the continental United States. In October, 1993, EMD, the world's largest manufacturer of diesel-electric locomotives, awarded an exclusive shortline and industrial rail distributorship to Rail Systems to provide replacement parts, service and support to these important and expanding markets. The operations of Rail Systems commenced in January, 1994.

     On December 21, 1993, OMR Transportation completed the cash purchase of certain assets of Chotin Transportation. Chotin Transportation, located in Cincinnati, Ohio, was engaged in the inland marine transportation of refined products by tank barge primarily from the lower Mississippi River to the Ohio River under a long-term contract with a major oil company. The purchased properties included 50 single skin and three double skin inland tank barges and a transportation contract, which expires in the year 2000. The asset purchase was funded by borrowings under the transportation segment's bank revolving credit agreement.

Operations of the assets acquired from Chotin Transportation are included as part of the Company's operations effective December 21, 1993, in accordance with the purchase method of accounting.

     In March, 1994, the Company through its subsidiary, Americas Marine, began all-water marine transportation services between Memphis, Tennessee and Mexico, Guatemala, Honduras and El Salvador. The new transportation service utilizes a chartered foreign flag river/ocean vessel which offers direct sailing between the locations. The new service provides exporters and importers in the north, central and mid-south states with a direct shipping alternative between the locations on a fourteen day round trip basis. The direct all-water liner service accepts 20 foot and 40 foot containers, including refrigerated and tank containers, as well as other cargo on a space available basis.

  Capital Expenditures

     The Company continued to enhance its existing operations through the acquisitions of existing equipment during the 1991, 1992 and 1993 years and construction of new equipment during the 1991 and 1992 years.

     During 1991, six new 29,000 barrel capacity double skin inland tank barges, which were constructed under a contract entered into in May, 1990, were placed in service. Three of the barges were placed into service in July, one in August and two in September. The six barges cost approximately $8,000,000, including enhancements after delivery. In March, 1991, an option was exercised to purchase six additional 29,000 barrel capacity double skin inland tank barges at a total purchase price including enhancements after delivery, of approximately $8,000,000. The first barge was placed in service in November, 1991, followed by one barge each month through March, 1992. The remaining barge was placed in service in May, 1992.

     Through a 50% partnership with EFC, one dry cargo barge and tug unit for use in the offshore market was purchased for approximately $5,500,000, with capitalized restorations and modifications to the barge and tug unit of approximately $7,500,000. The equipment was placed in service in May, 1991.

     In July, 1992, a 165,000 barrel double skin ocean-going tank barge and tug unit was purchased for approximately $9,200,000. The unit is currently working in the offshore refined products trade.

     In July, 1992, four existing inland towboats were purchased for a total purchase price of $1,650,000. The towboats are being used in the industrial chemical market.

     In July, 1992, the diesel repair segment expanded its market to the Pacific Northwest with the opening of a service facility in Seattle, Washington, serving both the inland and offshore marine industries. Emphasis is focused on the repair of diesel engines in the marine transportation industry and various governmental agencies.

     In August, 1992, a 17,000 barrel capacity pressure barge which was constructed under a contract entered into in September, 1991, was placed into service in the industrial chemical market. Cost of the barge was approximately $2,700,000.

     In October, 1993, three inland towboats were purchased for approximately $895,000. The towboats are being used in the refined products market.

     In addition to the new and existing transportation equipment mentioned above, during 1991, 1992 and 1993, the Company's transportation subsidiaries continued to add to their fleet through separate purchases of existing equipment. In 1991, two existing towboats and seven existing double skin inland tank barges were purchased for use in the industrial and agricultural chemical market. In 1992, four inland tank barges were purchased and renovated for use in the agricultural market and an inland towboat was purchased for use in the refined products market. In 1993, three existing double skin inland tank barges were purchased and renovated for use in the agricultural market and one inland towboat was purchased for use in the fleeting and shifting operation.

  Liquidity

     Within the past three years, the Company has generated significant cash flow from its operating segments to fund its capital expenditures, asset acquisitions, debt service and other operating requirements. During 1993, 1992 and 1991, the Company generated net cash provided by operating activities of $61,614,000, $38,372,000 and $26,498,000, respectively.

     During each year, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel can be passed through to its customers, while the segment's short-term, or spot business, is based principally on current prices. In addition, the marine transportation assets acquired and accounted for using the purchase method of accounting were adjusted to a fair market value and, therefore, the cumulative long-term effect on inflation was reduced. The repair portion of the diesel repair segment is based on prevailing current market rates. For the property and casualty insurance segment, 97% of its investments were classified as available-for-sale or short-term investments, which consists primarily of United States Governmental instruments.

     Universal is subject to dividend restrictions under the stockholders' agreement between the Company, Universal and Eastern America Group. In addition, Universal is subject to industry guidelines and regulations with respect to the payment of dividends.

     The Company has no present plan to pay dividends on common stock in the near future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report (see Item 14, page 60).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 20, 1992, the Company engaged the accounting firm of KPMG Peat Marwick to serve as the principal independent public accountant. The services of the accounting firm of Deloitte & Touche, who previously served as the Company's independent public accountant, were terminated effective October 20, 1992, except for the Company's subsidiary, Universal, which continues to be audited by Deloitte & Touche. The engagement of KPMG Peat Marwick to serve as the principal independent public accountant and the termination of Deloitte & Touche were approved by unanimous consent of the Company's Board of Directors upon the recommendation by the Company's Audit Committee.

     With respect to the audit for the year ended December 31, 1991 and the unaudited period to October 20, 1992, there have been no disagreements with Deloitte & Touche on any matters of accounting principles or practices, financial statement disclosure, or accounting scope or procedure. The report of Deloitte & Touche on the financial statements for the year ended December 31, 1991 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEMS 10 THROUGH 13.

     The information for these items has been omitted inasmuch as the registrant will file a definitive proxy statement with the Commission pursuant to the Regulation 14A within 120 days of the close of the fiscal year ended December 31, 1993, except for the information regarding executive officers which is provided in a separate item caption, "Executive Officers of the Registrant," and is included as an unnumbered item following Item 4 in Part I of this Form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Kirby Corporation

     We have audited the accompanying consolidated statements of earnings, stockholders' equity and cash flows of Kirby Corporation and its subsidiaries for the year ended December 31, 1991. Our audit also included the financial statement schedules listed in Part IV, Item 14, for the year ended December 31, 1991. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on such financial statements and financial statement schedules based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations, changes in stockholders' equity and cash flows of Kirby Corporation and its subsidiaries for the year ended December 31, 1991 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the consolidated financial statements for the year ended December 31, 1991, taken as a whole, present fairly in all material respects the information set forth therein.

                                            DELOITTE & TOUCHE

Houston, Texas
March 2, 1992, except for Note 2
  as to which the date is
  March 18, 1992

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Kirby Corporation:

     We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements and financial statement schedules of Kirby Corporation and consolidated subsidiaries as of and for the year ended December 31, 1991 were audited by other auditors whose report thereon dated March 2, 1992, except for Note 2 to which the date is March 18, 1992, expressed an unqualified opinion on those statements. We did not audit the consolidated financial statements of Universal Insurance Company and its subsidiaries, a 70 percent owned subsidiary, which statements reflect total assets constituting 33 percent and 32 percent and total revenues constituting 14 percent and 16 percent in 1993 and 1992, respectively, of the related consolidated totals. Those statements and the amounts included in the related 1993 and 1992 financial statement schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Universal Insurance Company and its subsidiaries, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of the other auditors, the related financial statement schedules, when considered in relation to the 1993 and 1992 basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

     As discussed in note 3 to the consolidated financial statements, the Company changed its method of accounting for investments in equity securities in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As discussed in note 5 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" in 1993.

     As discussed in note 7 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As discussed in note 10 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" in 1992.

                                          KPMG PEAT MARWICK

Houston, Texas
February 21, 1994

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                           DECEMBER 31, 1992 AND 1993

                                     ASSETS

                                                                           1992         1993
                                                                         --------     --------
                                                                           ($ IN THOUSANDS)
Marine Transportation, Diesel Repair and Other
  Current assets:
     Cash and invested cash............................................  $  2,187        1,999
     Accounts and notes receivable, net of allowance for doubtful
      accounts.........................................................    35,104       50,722
     Inventory -- finished goods, at lower of average cost or market...     7,690        7,531
     Prepaid expenses..................................................     4,245        7,393
     Deferred taxes....................................................       505        2,768
                                                                         --------     --------
          Total current assets.........................................    49,731       70,413
                                                                         --------     --------
  Property and equipment, at cost......................................   338,594      406,675
     Less allowance for depreciation...................................   102,672      125,459
                                                                         --------     --------
                                                                          235,922      281,216
                                                                         --------     --------
  Excess cost of consolidated subsidiaries.............................     4,230        7,429
  Noncompete agreements, net of accumulated amortization of $7,298
     ($4,700 in 1992)..................................................     6,350        5,752
  Sundry...............................................................     5,526       13,575
                                                                         --------     --------
          Total assets -- marine transportation, diesel repair and
            other......................................................   301,759      378,385
                                                                         --------     --------
Insurance
  Investments:
     Fixed maturities:
       Available-for-sale securities...................................        --      102,175
       Trading account securities......................................    45,693           --
       Investment account securities...................................    57,183           --
     Short-term investments............................................    12,962       25,128
                                                                         --------     --------
                                                                          115,838      127,303
  Cash and invested cash...............................................     5,113       12,937
  Accrued investment income............................................     2,382        1,998
  Accounts and notes receivable, net of allowance for doubtful
     accounts..........................................................    10,938       12,195
  Reinsurance receivable on paid losses................................     2,805       15,186
  Prepaid reinsurance premiums.........................................        --        5,773
  Deferred policy acquisition costs....................................     5,912        7,279
  Property and equipment, at cost, net of allowance for depreciation...     1,673        2,197
                                                                         --------     --------
          Total assets -- insurance....................................   144,661      184,868
                                                                         --------     --------
                                                                         $446,420      563,253
                                                                         --------     --------
                                                                         --------     --------

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                           DECEMBER 31, 1992 AND 1993

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           1992         1993
                                                                         --------     --------
                                                                           ($ IN THOUSANDS)
Marine Transportation, Diesel Repair and Other
  Current liabilities:
     Current portion of long-term debt.................................  $ 10,962       10,962
     Accounts payable..................................................    11,428       11,767
     Federal income taxes payable......................................       486           --
     Accrued liabilities:
       Interest........................................................     1,192          166
       Insurance premiums and claims...................................     4,709        6,181
       Bonus, pension and profit-sharing plans.........................     6,846       10,491
       Taxes, other than on income.....................................     1,355        3,052
       Other...........................................................     3,183        8,008
     Deferred revenues.................................................     3,172        5,637
                                                                         --------     --------
          Total current liabilities....................................    43,333       56,264
                                                                         --------     --------
  Long-term debt, less current portion.................................   147,960      109,597
  Deferred taxes.......................................................    27,005       39,735
  Other long-term liabilities..........................................     7,349        8,913
                                                                         --------     --------
          Total liabilities -- marine transportation, diesel repair and
            other......................................................   225,647      214,509
                                                                         --------     --------
Insurance
  Losses, claims and settlement expenses...............................    35,588       49,930
  Unearned premiums....................................................    42,209       61,558
  Reinsurance premiums payable.........................................     3,762        5,377
  Deferred Puerto Rico taxes...........................................     2,457        3,549
  Other liabilities....................................................     4,781        4,576
  Minority interest in consolidated insurance subsidiary...............     9,150       12,005
                                                                         --------     --------
          Total liabilities -- insurance...............................    97,947      136,995
                                                                         --------     --------
Contingencies and Commitments..........................................        --           --
Stockholders' Equity:
  Preferred stock, $1.00 par value per share. Authorized 20,000,000
     shares............................................................        --           --
  Common stock, $.10 par value per share. Authorized 60,000,000 shares,
     issued 30,759,000 shares (25,242,000 in 1992).....................     2,524        3,076
  Additional paid-in capital...........................................    93,670      156,340
  Unrealized net gains in value of long-term investments...............     1,211        4,440
  Retained earnings....................................................    39,170       61,339
                                                                         --------     --------
                                                                          136,575      225,195
  Less cost of 2,555,000 shares in treasury (2,613,000 in 1992)........    13,749       13,446
                                                                         --------     --------
                                                                          122,826      211,749
                                                                         --------     --------
                                                                         $446,420      563,253
                                                                         --------     --------
                                                                         --------     --------

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                                                   1991       1992       1993
                                                                 --------    -------    -------
                                                                     (IN THOUSANDS, EXCEPT
                                                                       PER SHARE AMOUNTS)
Revenues:
  Transportation...............................................  $117,003    190,214    283,747
  Diesel repair................................................    34,288     35,753     31,952
  Net premiums earned..........................................    23,561     29,552     48,243
  Commissions earned on reinsurance............................     4,387      5,108      4,632
  Investment income............................................     6,874      6,795      7,910
  Gain on disposition of assets................................     1,412        427        355
  Realized gain on investments.................................       853      1,478      1,164
  Other........................................................       655        176        401
                                                                 --------    -------    -------
                                                                  189,033    269,503    378,404
                                                                 --------    -------    -------
Costs and expenses:
  Cost of sales and operating expenses (except as shown
     below)....................................................    96,339    143,330    204,721
  Losses, claims and settlement expenses.......................    18,103     26,289     37,496
  Policy acquisition costs.....................................     7,181      8,649     11,085
  Selling, general and administrative..........................    23,140     32,805     40,162
  Taxes, other than on income..................................     5,498      8,867     11,475
  Depreciation and amortization................................    14,959     21,423     28,102
  Minority interest expense....................................        --         --      1,623
                                                                 --------    -------    -------
                                                                  165,220    241,363    334,664
                                                                 --------    -------    -------
          Operating income.....................................    23,813     28,140     43,740
Interest expense...............................................     5,965      9,411      8,416
                                                                 --------    -------    -------
          Earnings before taxes on income......................    17,848     18,729     35,324
                                                                 --------    -------    -------
Provision (benefit) for taxes on income:
  United States................................................     4,550      5,151     11,136
  Puerto Rico..................................................        --        (20)     1,359
                                                                 --------    -------    -------
                                                                    4,550      5,131     12,495
                                                                 --------    -------    -------
          Earnings before cumulative effect of accounting
            changes............................................    13,298     13,598     22,829
Cumulative effect on prior years of accounting changes:
  Postretirement health care benefits, net of applicable income
     taxes of $1,163...........................................        --     (2,258)        --
  Income taxes.................................................        --    (10,659)        --
                                                                 --------    -------    -------
          Net earnings.........................................  $ 13,298        681     22,829
                                                                 --------    -------    -------
                                                                 --------    -------    -------
Earnings (loss) per share of common stock:
  Primary:
     Earnings before cumulative effect of accounting changes...  $    .61        .60        .86
     Cumulative effect on prior years of accounting changes....        --       (.57)        --
                                                                 --------    -------    -------
          Net earnings.........................................  $    .61        .03        .86
                                                                 --------    -------    -------
                                                                 --------    -------    -------
  Fully diluted net earnings -- 1991 only......................  $    .59
                                                                 --------
                                                                 --------

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                                                   1991       1992       1993
                                                                 --------    -------    -------
Common stock:
  Balance at beginning of year.................................  $  2,437      2,437      2,524
  Par value of common stock issued in acquisition of marine
     transportation companies..................................        --         87        102
  Par value of common stock issued in conversion of 7 1/4%
     Subordinated Convertible Debentures.......................        --         --        450
                                                                 --------    -------    -------
  Balance at end of year.......................................  $  2,437      2,524      3,076
                                                                 --------    -------    -------
                                                                 --------    -------    -------
Additional paid-in capital:
  Balance at beginning of year.................................  $ 82,755     82,762     93,670
  Excess of par value of cost of common stock issued in
     acquisition of marine transportation companies............        --     10,908     14,859
  Excess of par value of cost of common stock issued in
     conversion of 7 1/4% Subordinated Convertible Debentures
     and related cost of conversion............................        --         --     47,624
  Excess of cost of treasury stock sold over proceeds received
     upon exercise of employees' stock options.................         7         --        (27)
  Tax benefit of exercise of employee stock options............        --         --        214
                                                                 --------    -------    -------
  Balance at end of year.......................................  $ 82,762     93,670    156,340
                                                                 --------    -------    -------
                                                                 --------    -------    -------
Unrealized net gains (losses) in value of investments:
  Balance at beginning of year.................................  $    149      1,830      1,211
  Net increase (decrease) in valuation of investments during
     the year, net of minority interest for 1993...............     1,681       (619)     3,229
                                                                 --------    -------    -------
  Balance at end of year.......................................  $  1,830      1,211      4,440
                                                                 --------    -------    -------
                                                                 --------    -------    -------
Retained earnings:
  Balance at beginning of year.................................  $ 25,191     38,489     39,170
  Net earnings for the year....................................    13,298        681     22,829
  Unfunded pension obligation..................................        --         --       (660)
                                                                 --------    -------    -------
  Balance at end of year.......................................  $ 38,489     39,170     61,339
                                                                 --------    -------    -------
                                                                 --------    -------    -------
Treasury stock:
  Balance at beginning of year.................................  $(13,419)   (13,892)   (13,749)
  Purchase of treasury stock...................................      (475)        --         --
  Cost of treasury stock sold upon exercise of employees' stock
     options...................................................         2        143        303
                                                                 --------    -------    -------
  Balance at end of year.......................................  $(13,892)   (13,749)   (13,446)
                                                                 --------    -------    -------
                                                                 --------    -------    -------

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                                                                      1991        1992        1993
                                                                                    --------    --------    --------
Cash flows from operating activities:
  Earnings before cumulative effect of accounting changes.........................  $ 13,298      13,598      22,829
  Adjustments to reconcile earnings to net cash provided by operating activities:
    Depreciation and amortization.................................................    14,959      21,423      28,102
    Provision for doubtful accounts...............................................        62         414         271
    Realized gain on investments..................................................      (853)     (1,478)     (1,164)
    Increase in deferred taxes....................................................     2,600       1,895       5,207
    Gain on disposition of assets.................................................    (1,412)       (427)       (355)
    Deferred scheduled maintenance costs..........................................        --          --       2,516
    Minority interest and earnings of unconsolidated subsidiary...................       (34)        (38)      1,592
  Increase (decrease) in cash flows resulting from changes in:
    Marine Transportation, Diesel Repair and Other assets and liabilities:
      Accounts and notes receivable...............................................    (2,048)     (6,803)    (12,833)
      Inventory...................................................................      (508)     (2,288)        158
      Other assets................................................................        --      (3,454)     (3,046)
      Accounts payable............................................................     1,510       1,195      (2,624)
      Accrued and other liabilities...............................................     1,540       3,745       6,255
    Insurance assets and liabilities:
      Reinsurance receivable on paid losses.......................................       271       1,346     (18,154)
      Deferred policy acquisition costs...........................................      (446)     (1,106)     (1,368)
      Losses, claims and settlement expenses......................................    (2,223)      4,692      14,342
      Unearned premiums...........................................................       802       7,322      19,349
      Reinsurance premiums payable................................................       (40)     (1,156)      1,616
      Receivables and accrued income..............................................    (1,730)        739        (873)
      Other liabilities...........................................................       750      (1,247)       (206)
                                                                                    --------    --------    --------
         Net cash provided by operating activities................................    26,498      38,372      61,614
                                                                                    --------    --------    --------
Cash flow from investing activities:
  Proceeds from sale and maturities of investments................................    27,916       8,730      12,097
  Purchase of investments.........................................................   (17,066)    (21,544)     (5,772)
  Net decrease (increase) in investments..........................................   (13,817)     13,589     (10,683)
  Capital expenditures............................................................   (33,607)    (32,747)    (22,320)
  Purchase of assets of marine and diesel repair companies:
    Property and equipment, net of assumed liabilities............................    (2,644)    (76,279)    (34,617)
    Intangible assets.............................................................    (1,050)     (8,668)     (7,138)
  Proceeds from disposition of assets.............................................     2,105         839       1,275
  Cash received upon mergers......................................................        --       3,110       1,733
  Other...........................................................................         9         (13)       (468)
                                                                                    --------    --------    --------
         Net cash used in investing activities....................................   (38,154)   (112,983)    (65,893)
                                                                                    --------    --------    --------
Cash flow from financing activities:
  Borrowings on bank revolving credit loan........................................    15,294      99,025     124,164
  Payments on bank revolving credit loan..........................................    (2,694)    (90,125)   (101,564)
  Increase in long-term debt......................................................        --      84,000          --
  Payments under long-term debt...................................................    (1,240)    (14,680)    (10,962)
  Proceeds from exercise of stock options.........................................        --         143         277
  Purchase of treasury stock......................................................      (475)         --          --
                                                                                    --------    --------    --------
         Net cash provided by financing activities................................    10,885      78,363      11,915
                                                                                    --------    --------    --------
         Increase (decrease) in cash and invested cash............................      (771)      3,752       7,636
Cash and invested cash, beginning of year.........................................     4,319       3,548       7,300
                                                                                    --------    --------    --------
Cash and invested cash, end of year...............................................  $  3,548       7,300      14,936
                                                                                    --------    --------    --------
                                                                                    --------    --------    --------
Supplemental disclosures of cash flow information:
  Cash paid during the year:
    Interest......................................................................  $  5,873      10,192       9,442
    Income taxes..................................................................  $  3,250       2,750       5,500
Noncash investing and financing activity:
  Assumption of liabilities in connection with mergers with and purchase of assets
    of marine and diesel repair companies.........................................  $    915      38,225      11,743
  Issuance of stock in connection with purchase of marine transportation
    companies.....................................................................  $     --      10,995      14,725
  Assets and liabilities charged to equity........................................  $     --          --      (2,136)
  Issuance of stock in connection with conversion of 7 1/4% convertible
    debentures....................................................................  $     --          --      50,000

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS

     Principles of Consolidation. The consolidated financial statements include the accounts of Kirby Corporation and its subsidiaries ("the Company"). The assets and liabilities for the insurance operations have not been classified as current or noncurrent, in accordance with insurance practice. The Company's equity in certain partnerships is reflected in the accounts at its pro rata share of the assets, liabilities, revenues and expenses of the partnerships. The purchase price of certain subsidiaries exceeded the equity in net assets of the respective companies at dates of acquisition. The excess is being amortized over 10 to 25 year periods.

     All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to reflect current presentation of financial information.

     Operations. The Company is engaged in three industry segments as follows:

          Marine Transportation -- Marine transportation by United States flag vessels on the inland waterway system and in United States coastwise and foreign trade. The principal products transported include petrochemical feedstocks, processed chemicals, agricultural chemicals, refined petroleum products, coal, limestone, grain and sugar. Container and palletized cargo are also transported for United States Government aid programs and military.

          Diesel Repair -- Repair of diesel engines, reduction gear repair and sale of related parts and accessories, primarily for customers in the marine industry and beginning in 1994, for customers in the shortline and industrial railroad industry.

          Insurance -- Writing of property and casualty insurance in Puerto Rico. The insurance subsidiary operates under the provisions of the Insurance Code of the Commonwealth of Puerto Rico and is subject to regulations issued by the Commissioner of Insurance of the Commonwealth of Puerto Rico.

  General Accounting Policies:

     Accounting Principles. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

     Cash Equivalents. Cash equivalents consist of short-term, highly liquid investments with maturities of three months or less at date of purchase.

     Depreciation. Property and equipment is depreciated on the straight-line method over the estimated useful lives of the assets as follows: marine transportation equipment, 6-22 years; buildings, 10-25 years; other equipment, 2-10 years; leasehold improvements, term of lease.

     Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily trade accounts receivables. The Company's marine transportation customers include the major oil refineries. The diesel repair customers are offshore well service companies, inland and offshore marine transportation companies and the United States Government. The insurance segment customers include agents and customers who reside in Puerto Rico. In addition, credit risk exists through the placement of certificates of deposits with local financial institutions by the insurance segment.

  Marine Transportation, Diesel Repair and Other Accounting Policies:

     Property, Maintenance and Repairs. Property is recorded at cost. Improvements and betterments are capitalized as incurred. When property items are retired, sold, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in operating income. Maintenance and repairs are charged to operating expenses as incurred on an annual basis.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS -- (CONTINUED) Taxes on Income. The Company follows the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In 1991, the provision for deferred income taxes represents the tax effect of differences in the timing of income and expense recognition for tax and financial reporting purposes.

     The Company files a consolidated federal income tax return with its domestic subsidiaries and Mariner Reinsurance Company Limited ("Mariner").

  Insurance Accounting Policies:

     Investments. Fixed maturity investments held as of December 31, 1993 are primarily classified as available-for-sale securities and are reported at fair market value, with unrealized gains and losses reported in the accompanying balance sheet as unrealized net gains in value of investments. For 1992, the investment in fixed maturities consisted of an investment and a trading account. Investment account securities were recorded at cost, adjusted for the amortization of premiums and accretion of discounts and trading account securities were recorded at market value. The difference between the market value and the amortized cost of trading securities was presented in the accompanying balance sheets as unrealized net gains in value of investments.

     Short-term investments consisting of certificates of deposit, United States Treasury bills and United States Treasury notes maturing within one year from acquisition date, are recorded at amortized cost. Equity securities are recorded at market value.

     Reinsurance. By reinsuring certain levels of risk in various areas with reinsurers, the exposure of losses which may arise from catastrophes or other events which may cause unfavorable underwriting results are reduced. Amounts recoverable from reinsurance are estimated in a manner consistent with the claim liability associated with the reinsured policy.

     Deferred Policy Acquisition Costs. Deferred policy acquisition costs representing commissions paid to agents are deferred and amortized following the daily pro rata method over the terms of the policies in 1993 (monthly pro rata method in prior years), except for automobile physical damage single-interest policies, which are amortized following the sum-of-the years method. Deferred policy acquisition costs are written off when it is determined that future policy revenues are not adequate to cover related future losses and loss adjustments expenses. Earnings on investments are taken into account in determining whether this condition exists. No deficiencies have been determined in the periods presented.

     Accrued Losses, Claims and Settlement Expenses. Accrued losses, claims and settlement expenses include estimates based on individual claims outstanding and an estimated amount for losses incurred but not reported (IBNR) based on past experience.

     Unearned Premiums. Unearned premiums are deferred and amortized following the daily pro rata method over the terms of the policies in 1993 (monthly pro rata method in prior years), except for automobile physical damage single-interest policies, which are amortized to income following the sum-of-the-years method.

     Guarantee Fund Assessment. The Company's Puerto Rican property and casualty insurance subsidiary is a member of the Puerto Rico Insurance Guaranty Association and is required to participate in losses payable

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS -- (CONTINUED) to policyholders under risks underwritten by insolvent associated members. Losses are estimated based on its share and accrued on a current basis.

  Changes In Accounting Principles:

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," which changes the accounting and disclosure requirements for reinsurance contracts entered into by ceding insurance companies. Effective December 31, 1993, the Company adopted SFAS No. 113, the effects of which are more fully described in Note 5, Insurance Disclosure.

     The FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Effective December 31, 1993, the Company adopted SFAS No. 115, the effects of which are more fully described in Note 3, Investments.

     The FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which establishes a new accounting principle for the cost of retiree health care and other postretirement benefits. Effective January 1, 1992, the Company adopted SFAS No. 106, the effects of which are more fully described in Note 10, Retirement Plans.

     The FASB issued SFAS No. 109, "Accounting for Income Taxes," which requires a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. Effective January 1, 1992, the Company adopted SFAS No. 109, the effects of which are more fully described in Note 7, Taxes on Income.

(2) ACQUISITIONS

  1992 YEAR:

     On March 13, 1992, a subsidiary of the Company completed the purchase of certain assets of Sabine Towing & Transportation Co., Inc. ("Sabine"), a wholly owned subsidiary of Sequa Corporation, for $36,950,000 in cash. Sabine, located in Port Arthur, Texas was engaged in coastal and inland marine transportation of petroleum products and harbor tug services. The purchased properties included six United States flag tank ships, 33 owned and five leased inland tank barges, 11 owned and four leased inland towboats, three owned bowboats, eight owned harbor tugboats, land and buildings. The Company has continued to use the assets of Sabine in the same business that Sabine conducted prior to the purchase. The purchase was financed through $9,950,000 of existing cash balances, borrowings of $9,000,000 under the transportation segment's bank revolving credit agreement, as well as an $18,000,000 bank term loan with a negative pledge of the assets acquired from Sabine. Operations of the assets acquired from Sabine are included as part of the Company's operations effective March 13, 1992, in accordance with the purchase method of accounting.

     On April 2, 1992, a subsidiary of the Company completed the purchase of substantially all of the operating assets of Ole Man River Towing, Inc. and related entities ("Ole Man River") for $25,575,000 in cash. Ole Man River, located in Vicksburg, Mississippi, was engaged in inland marine tank barge transportation of petroleum products along the Mississippi River System and the Gulf Intracoastal Waterway. The purchased properties included 24 owned and two leased inland tank barges, eight owned inland towboats, land and buildings. The Company has continued to use the assets of Ole Man River in the same business that Ole Man River conducted prior to the purchase. The asset purchase was funded by borrowings under the transportation segment's bank revolving credit agreement. Operations of the assets acquired from Ole Man

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2) ACQUISITIONS -- (CONTINUED)
River are included as part of the Company's operations effective April 2, 1992, in accordance with the purchase method of accounting.

     On June 1, 1992, the Company completed the acquisition of Scott Chotin, Inc. ("Scott Chotin") by means of a merger of Scott Chotin with and into a subsidiary of the Company for an aggregate consideration of approximately $34,900,000. Pursuant to the Agreement and Plan of Merger, the Company issued 870,892 shares of common stock, valued at $12.625 per share to certain Scott Chotin shareholders and paid the shareholders of Scott Chotin approximately $9,700,000 in cash in exchange for the working capital and all of the outstanding common stock of Scott Chotin, discharged existing debt of Scott Chotin of approximately $7,400,000 and paid to certain executives and shareholders of Scott Chotin $5,000,000 for agreements not to compete. In addition, the Company recorded a liability reserve for the issuance, over a three-year period after the closing, of up to 170,000 additional shares of the Company's common stock contingent upon the resolution of certain potential liabilities resulting from operations of Scott Chotin prior to the merger. In June, 1993, the Company issued 22,500 shares of common stock under the contingent stock agreement. Scott Chotin, located in Mandeville, Louisiana was engaged in inland marine tank barge transportation of industrial chemicals and asphalt along the Mississippi River System and the Gulf Intracoastal Waterway. Scott Chotin's inland fleet consisted of 29 owned tank barges, six of which operate in the asphalt trade, 10 owned dry cargo barges, eight owned towboats, land and buildings. The Company has continued to use the assets of Scott Chotin in the same business that Scott Chotin conducted prior to the purchase. The cash portion of the merger was financed through existing cash balances, borrowings under the transportation segment's $20,000,000 acquisition line of credit, as well as a $16,000,000 bank term loan with a negative pledge of the assets of Scott Chotin. Scott Chotin's operations are included as part of the Company's operations effective June 1, 1992, in accordance with the purchase method of accounting.

     On September 25, 1992, the Company completed the acquisition of Eastern America Insurance Company ("Eastern America"), a property and casualty insurance company in Puerto Rico, by means of a merger of Eastern America with and into the Company's insurance subsidiary, Universal Insurance Company ("Universal"), with Universal being the surviving entity. Presently, the Company owns approximately 70% of the voting common stock of Universal, with the remaining approximately 30% owned by Eastern America Financial Group, Inc. ("Eastern America Group"), the former parent of Eastern America. Through options and redemption rights included in the merger transaction, Eastern America Group could become the owner of up to 100% of Universal's stock over a period of up to 12 years. To date, Universal has redeemed a total 44,933 shares of their common stock from the Company at a price of $8,000,000. In July, 1993, Universal redeemed 39,128 shares for $7,000,000 and in December, 1992, Universal redeemed 5,805 shares for $1,000,000. Eastern America's operations are included as part of the Company's operations effective September 25, 1992, in accordance with the purchase method of accounting.

  1993 YEAR:

     On March 3, 1993, a subsidiary of the Company completed the purchase of certain assets of TPT ("TPT"), a marine transportation division of Ashland Oil, Inc., for $24,400,000 in cash. TPT, located in Freedom, Pennsylvania, was engaged in the inland marine transportation of industrial chemicals and lube oils by tank barges predominantly from the Gulf Intracoastal Waterway to customers primarily on the upper Ohio River. The purchased properties included 61 owned and six leased double skin inland tank barges, four owned and one leased single skin inland tank barges and five owned inland towboats. The Company has continued to use the assets of TPT in the same business that TPT conducted prior to the purchase. The asset purchase was funded by borrowings under the transportation segment's bank revolving credit agreement. Based on unaudited information, the acquired assets of TPT had total revenues for the year ended September 30, 1992 of

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2) ACQUISITIONS -- (CONTINUED)
$17,000,000. Operations of the assets acquired from TPT are included as part of the Company's operations effective March 3, 1993, in accordance with the purchase method of accounting.

     On May 14, 1993, the Company completed the acquisition of AFRAM Lines (USA) Co., Ltd. ("AFRAM Lines") by means of a merger of AFRAM Lines with a subsidiary of the Company for an aggregate consideration of $16,725,000. Additionally, the merger provides for an earnout provision not to exceed $3,000,000 in any one year and not to exceed a maximum of $10,000,000 over a four-year period. The earnout provision will be recorded as incurred as an adjustment to the purchase price. As of December 31, 1993, a $2,250,000 earnout provision, which accrues from April 1 to March 31 of the following year, had been recorded. Pursuant to the Agreement and Plan of Merger, the Company issued 1,000,000 shares of common stock, valued at $14.725 per share, in exchange for all of AFRAM Lines' outstanding stock and paid to certain executives and shareholders of AFRAM Lines $2,000,000 for agreements not to compete. AFRAM Lines, located in Houston, Texas, was engaged in the worldwide transportation of dry bulk, container and palletized cargos, primarily for Departments and Agencies of the United States Government. The Company has continued to use the assets of AFRAM Lines in the same business that AFRAM Lines conducted prior to the merger. AFRAM Lines' fleet consisted of three United States flag container and break-bulk ships which specialize in the transportation of United States Government aid and military cargos. The cash portion of the merger was financed through borrowings under the Company's bank revolving credit agreement. Pursuant to the Agreement and Plan of Merger, the effective date of the merger was April 1, 1993, and the merger was accounted for in accordance with the purchase method of accounting. The financial results for the 1993 year include the net earnings from the operations of AFRAM Lines from May 14, 1993, as the net earnings from April 1, 1993 to May 14, 1993, were recorded as a reduction of the purchase price.

     On December 21, 1993, a subsidiary of the Company completed the purchase of certain assets of Midland Enterprises Inc. and its wholly owned subsidiary, Chotin Transportation Company ("Chotin Transportation") for $14,950,000 in cash. Chotin Transportation, located in Cincinnati, Ohio, was engaged in the inland marine transportation of refined products by tank barge primarily from the lower Mississippi River to the Ohio River under a long-term contract with a major oil company. The Company has continued to use the assets of Chotin Transportation in the same business that Chotin Transportation conducted prior to the purchase. The purchased properties included 50 single skin and three double skin inland tank barges and the transportation contract, which expires in the year 2000. The asset purchase was funded by borrowings under the transportation segment's bank revolving credit agreement. Operations of the assets acquired from Chotin Transportation are included as part of the Company's operations effective December 21, 1993, in accordance with the purchase method of accounting.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2) ACQUISITIONS -- (CONTINUED)
     The following unaudited pro forma financial information for the year ended December 31, 1991 is based on adjusted historical financial statements of the Company, Sabine, Ole Man River, Scott Chotin and Eastern America. The unaudited pro forma financial information for the year ended December 31, 1992 is based on adjusted historical financial statements of the Company, Sabine, Ole Man River, Scott Chotin, Eastern America and AFRAM Lines. The unaudited pro forma financial information for the year ended December 31, 1993 is based on adjusted historical financial statements of the Company and AFRAM Lines. The financial information assumes the acquisitions and mergers were completed as of the beginning of the periods indicated. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the asset purchases and mergers been consummated as of the periods indicated. In addition, the pro forma information is not necessarily indicative of the results of operations that may be obtained in the future.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1991         1992         1993
                                                         --------     --------     --------
                                                                  (IN THOUSANDS,
                                                             EXCEPT PER SHARE AMOUNTS)
    Revenues...........................................  $299,659      349,266      395,491
    Earnings before taxes on income....................  $ 29,026       26,931       38,999
    Earnings before cumulative effect of accounting
      changes..........................................  $ 20,985       19,096       25,191
    Earnings per common share before cumulative effect
      of accounting changes:
      Primary..........................................  $    .92          .81          .93
      Fully diluted....................................  $    .86          .81          .93

(3) INVESTMENTS

     With the adoption of SFAS No. 115 effective December 31, 1993 that established new criteria for the accounting and reporting of investments in debt and equity securities that have readily determinable fair value, management revaluated its investment strategy in accordance with the new provisions. Under the provisions of SFAS No. 115, investments are to be classified under one of three categories.

     Management determined that substantially all debt and equity securities held at December 31, 1993 qualify as available-for-sale securities. The adoption of SFAS No. 115 increased the carrying value of investment account securities by approximately $4,100,000 and stockholders' equity by $3,075,000, net of applicable deferred income taxes. SFAS No. 115 precludes restatement of prior year financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(3) INVESTMENTS -- (CONTINUED)
     A summary of the insurance subsidiaries' investments as of December 31, 1992 is as follows (in thousands):

                                                                                                  AMOUNT
                                                                                                 AT WHICH
                                                                                                 SHOWN ON
                                                          QUOTED       GROSS         GROSS         THE
                                             AMORTIZED    MARKET     UNREALIZED    UNREALIZED    BALANCE
            TYPE OF INVESTMENT                 COST        VALUE       LOSSES        GAINS        SHEET
            ------------------               ---------    -------    ----------    ----------    --------
Fixed maturities:
  Trading account:
     United States Treasury bills..........  $  44,078     45,693         --          1,615        45,693
                                             ---------    -------        ---       ----------    --------
  Investment account:
     Bonds and notes:
       United States Government and
          government agencies and
          authorities......................     55,594     57,789        133          2,329        55,594
       States, municipalities and political
          subdivisions.....................      1,285      1,359         --             74         1,285
       All other...........................        304        308          1              5           304
                                             ---------    -------        ---       ----------    --------
          Total investment account.........     57,183     59,456        134          2,408        57,183
                                             ---------    -------        ---       ----------    --------
Short-term investments.....................     12,962     12,962         --             --        12,962
                                             ---------    -------        ---       ----------    --------
          Total investments................  $ 114,223    118,111        134          4,023       115,838
                                             ---------    -------        ---       ----------    --------
                                             ---------    -------        ---       ----------    --------

     A summary of the insurance subsidiaries' investments as of December 31, 1993 is as follows (in thousands):

                                                                                         FAIR VALUE AS
                                                             GROSS          GROSS          SHOWN IN
                                             AMORTIZED     UNREALIZED     UNREALIZED      THE BALANCE
              TYPE OF INVESTMENT               COST          LOSSES         GAINS            SHEET
              -------------------            ---------     ----------     ----------     -------------
    Available-for-sale securities:
      Bonds and notes:
         United States Government and
           government agencies and
           authorities.....................  $  91,761         362           7,849           99,248
         States, municipalities and
           political subdivisions..........      1,035          --              27            1,062
         All other.........................      1,816          --              49            1,865
                                             ---------         ---        ----------     -------------
              Total available-for-sale
                securities.................     94,612         362           7,925          102,175
    Short-term investments.................     25,128          --              --           25,128
                                             ---------         ---        ----------     -------------
              Total investments............  $ 119,740         362           7,925          127,303
                                             ---------         ---        ----------     -------------
                                             ---------         ---        ----------     -------------

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(3) INVESTMENTS -- (CONTINUED)
     A summary of the available-for-sale securities by maturities as of December 31, 1993 is as follows (in thousands):

                   INVESTMENTS MATURING WITHIN                 AMORTIZED COST     MARKET VALUE
                   ---------------------------                 --------------     ------------
    One year.................................................     $  3,295             3,320
    One to five years........................................       36,807            39,489
    Five to ten years........................................       16,451            17,712
    Ten years and over.......................................       38,059            41,654
                                                               --------------     ------------
                                                                  $ 94,612           102,175
                                                               --------------     ------------
                                                               --------------     ------------

     Short-term and all other investments primarily consist of United States Treasury obligations, certificates of deposits, commercial paper and banker's acceptances. The Company does not invest in high-yield securities judged to be below investment grade.

     Investment income for the years ended December 31, 1991, 1992 and 1993 is summarized as follows (in thousands):

                                                                  1991      1992      1993
                                                                 ------     -----     -----
    Available-for-sale securities..............................  $   --        --     7,175
    Trading account securities.................................   2,175     2,602        --
    Investment account securities..............................   2,972     3,272        --
    Short-term investments.....................................   1,727       921       735
                                                                 ------     -----     -----
                                                                 $6,874     6,795     7,910
                                                                 ------     -----     -----
                                                                 ------     -----     -----

     Realized net gains on investments for the years ended December 31, 1991, 1992 and 1993 are summarized as follows (in thousands):

                                                                  1991      1992      1993
                                                                 ------     -----     -----
    Available-for-sale securities..............................  $   --        --     1,164
    Trading account securities.................................     (82)      437        --
    Investment account securities..............................     935     1,041        --
                                                                 ------     -----     -----
                                                                 $  853     1,478     1,164
                                                                 ------     -----     -----
                                                                 ------     -----     -----

     Changes in unrealized net gains (losses) in value of investments for the years ended December 31, 1991, 1992 and 1993 are summarized as follows (in thousands):

                                                                   1991      1992     1993
                                                                  ------     ----     -----
    Available-for-sale securities...............................  $   --       --     5,948
    Trading account securities..................................   1,660     (775)       --
    Investment account securities...............................     581       --        --
                                                                  ------     ----     -----
                                                                   2,241     (775)    5,948
    Less deferred income taxes..................................     560     (156)    1,487
                                                                  ------     ----     -----
                                                                   1,681     (619)    4,461
    Minority interest portion...................................      --       --     1,232
                                                                  ------     ----     -----
                                                                  $1,681     (619)    3,229
                                                                  ------     ----     -----
                                                                  ------     ----     -----

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4) PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment and the related allowance for depreciation at December 31, 1992 and 1993 (in thousands):

                                                                        1992        1993
                                                                      --------     -------
    Property and equipment:
      Marine Transportation, Diesel Repair and Other:
         Marine transportation equipment............................  $326,011     387,494
         Land, buildings and equipment..............................    12,583      19,181
                                                                      --------     -------
                                                                       338,594     406,675
      Insurance:
         Land, buildings and equipment..............................     2,467       3,320
                                                                      --------     -------
                                                                      $341,061     409,995
                                                                      --------     -------
                                                                      --------     -------
    Allowance for depreciation:
      Marine Transportation, Diesel Repair and Other:
         Marine transportation equipment............................  $ 98,646     119,832
         Land, buildings and equipment..............................     4,026       5,627
                                                                      --------     -------
                                                                       102,672     125,459
      Insurance:
         Land, buildings and equipment..............................       794       1,123
                                                                      --------     -------
                                                                      $103,466     126,582
                                                                      --------     -------
                                                                      --------     -------

(5) INSURANCE DISCLOSURE

     The financial results of the Company's insurance subsidiaries, Universal, a property and casualty insurance subsidiary located in Puerto Rico, and Mariner, a wholly owned subsidiary located in Bermuda, are consolidated with the Company's other operations.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5) INSURANCE DISCLOSURE -- (CONTINUED)
     As of December 31, 1992 and 1993, the Company owned 75% and 70% of Universal's voting common stock and 100% of Universal's non-voting common and preferred stocks, respectively (see Note 2). Condensed combined statements of earnings of the insurance subsidiaries which are reflected in the consolidated financial statements are as follows (in thousands):

                                                                    FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                 1991       1992      1993
                                                                -------    ------    ------
    Revenues:
      Premiums written........................................  $36,481    52,830    80,993
                                                                -------    ------    ------
                                                                -------    ------    ------
      Reinsurance assumed.....................................  $ 1,068       327        27
                                                                -------    ------    ------
                                                                -------    ------    ------
      Net premiums earned.....................................  $23,561    29,552    48,243
      Investment income.......................................    5,994     6,454     7,741
      Commissions earned on reinsurance.......................    4,387     5,108     4,632
      Realized gains on investments...........................      853     1,478     1,164
      Other...................................................      (82)      (72)     (169)
                                                                -------    ------    ------
                                                                 34,713    42,520    61,611
                                                                -------    ------    ------
    Costs and expenses:
      Losses, claims and settlement expenses..................   18,103    26,289    37,496
      Policy acquisition costs................................    7,181     8,649    11,085
      General and administrative and other expenses...........    4,538     6,474     6,868
      Minority interest expense...............................       --        --     1,623
                                                                -------    ------    ------
                                                                 29,822    41,412    57,072
                                                                -------    ------    ------
              Earnings before taxes on income.................    4,891     1,108     4,539
    Benefit for taxes on income...............................       --     1,034       391
                                                                -------    ------    ------
              Earnings before cumulative effect of
                accounting change.............................    4,891     2,142     4,930
    Cumulative effect on prior years of accounting change
      for income taxes........................................       --      (157)       --
                                                                -------    ------    ------
              Net earnings....................................  $ 4,891     1,985     4,930
                                                                -------    ------    ------
                                                                -------    ------    ------

     Policy acquisition costs deferred and amortized against earnings during the years ended December 31, 1991, 1992 and 1993 are summarized as follows (in thousands):

                                                                1991       1992      1993
                                                               -------    ------    -------
    Balance, beginning of year...............................  $ 3,039     3,485      5,912
    Amount deferred during year..............................    7,627     9,756     12,452
    Amount acquired upon merger..............................       --     1,320         --
    Amount amortized against earnings during year............   (7,181)   (8,649)   (11,085)
                                                               -------    ------    -------
    Balance, end of year.....................................  $ 3,485     5,912      7,279
                                                               -------    ------    -------
                                                               -------    ------    -------

     In 1993, the insurance subsidiaries adopted SFAS No. 113, which specifies the accounting by insurance enterprises for the reinsurance of insurance contracts and eliminates the practice by insurance enterprises of reporting assets and liabilities relating to reinsured contracts net of the effects of reinsurance. The adoption of SFAS No. 113 increased the assets and liabilities by approximately $15,510,000 as of December 31, 1993. The transfer of risk provisions of SFAS No. 113 did not affect the accounting for reinsurance contracts presently in place.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5) INSURANCE DISCLOSURE -- (CONTINUED)
     The insurance subsidiary participated in the international reinsurance market by assuming participations in risks originally undertaken by other underwriters. Effective January 1, 1991, the insurance subsidiary ceased accepting participations in the international reinsurance market. During 1992, the Company's Bermudian reinsurance subsidiary received certain delayed and certain timely large loss advises, the receipt of which caused the Company to increase the reinsurance subsidiary's loss reserves by $2,500,000 to cover both known and unknown losses.

     The Company is currently pursuing strategies to withdraw from the runoff of Mariner's reinsurance business at the earliest possible date. Such strategies include the possible commutation of Mariner's open book of reinsurance business in exchange for a portion of, or all of, Mariner's assets. As of December 31, 1993, the Company had net equity in Mariner of approximately $1,500,000.

     Net earnings and stockholders' equity of only the Company's Puerto Rican property and casualty insurance subsidiary as determined in accordance with Puerto Rican statutory accounting practices and generally accepted accounting principles for the years ended December 31, 1991, 1992 and 1993 are as follows (in thousands):

                                                                 1991       1992      1993
                                                                -------    ------    ------
    Statutory accounting practice:
      Net earnings............................................  $ 4,255     4,809     7,099
      Stockholders' equity....................................  $35,534    46,943    47,011
    Generally accepted accounting principles:
      Net earnings............................................  $ 4,870     3,958     6,553
      Stockholders' equity....................................  $42,838    54,341    58,354

     The net assets of the insurance subsidiary available for transfer to the parent company are limited to the amount that its stockholders' equity, as determined in accordance with statutory accounting practices, exceeds minimum statutory capital requirements.

(6) LONG-TERM DEBT

     Long-term debt at December 31, 1992 and 1993 consisted of the following (in thousands):

                                                                        1992        1993
                                                                      --------     -------
    Long-term debt:
      7 1/4% convertible subordinated debentures, due October 1,
         2014.......................................................  $ 50,000          --
      Revolving credit loans, due May 1, 1994.......................    21,500          --
      Revolving credit loans, due June 30, 1996.....................        --      44,100
      Bank term loan, $667,000 due quarterly through December 31,
         1996, remaining balance of $5,333,000 due March 6, 1997....    16,000      13,333
      Bank term loan, $571,000 due quarterly through March 31, 1997,
         remaining balance of $5,144,000 due June 1, 1997...........    14,857      12,571
      8.22% senior notes, $5,000,000 due annually through June 30,
         2002.......................................................    50,000      45,000
      7.18% nonrecourse debt, $505,000 due semiannually through
         February 1, 1999...........................................     6,565       5,555
                                                                      --------     -------
                                                                      $158,922     120,559
                                                                      --------     -------
                                                                      --------     -------

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6) LONG-TERM DEBT -- (CONTINUED)
     The aggregate payments due on the long-term debt in each of the next five years are as follows (in thousands):

    1994.......................................................................  $10,962
    1995.......................................................................   10,962
    1996.......................................................................   55,062
    1997.......................................................................   17,058
    1998.......................................................................    6,060

     On May 4, 1993, the Company called for redemption on June 4, 1993, the entire $50,000,000 aggregate principal amount of its 7 1/4% Convertible Subordinated Debentures due 2014 ("Debentures") issued in October, 1989 at redemption price of 105.075% of the principal amount of the Debentures, plus accrued interest on the principal of the Debentures from April 1, 1993 to the date fixed for redemption. Prior to, or on May 27, 1993, the fifth business day prior to the date set for redemption, under the terms of the October, 1989 offering, the holders of the entire $50,000,000 of Debentures elected to convert such Debentures into common stock of the Company at a conversion price of $11.125 per share. The conversion of the Debentures increased the issued and outstanding Common Stock of the Company by 4,494,382 shares. The carrying amount and unamortized premium on the Debentures were accounted for as a decrease in stockholders' equity.

     On April 23, 1993, the Company and the Company's principal marine transportation subsidiary, entered into two separate revolving credit agreements (the "Credit Agreements") with Texas Commerce Bank National Association ("TCB"), as agent bank, providing for aggregate borrowings of up to $30,000,000 and $50,000,000, respectively, maturing on June 30, 1996. On August 12, 1993, the Company amended its Credit Agreement with TCB and increased the Company's provision for aggregate borrowings from $30,000,000 to $50,000,000. The Credit Agreements are unsecured; however, the Company's Credit Agreement contains a negative pledge with respect to the capital stock of certain subsidiaries of the Company and the marine transportation subsidiary's Credit Agreement contains a negative pledge with respect to certain scheduled assets. In addition, the Credit Agreements provide for the grant to TCB of a first priority lien on the capital stock or assets, as applicable, subject to the negative pledge, generally in the event of the occurrence and continuation of a default. Interest on the Credit Agreements, subject to an applicable margin ratio and type of loan, is floating prime rate or, at the Company and the marine transportation subsidiary's option, rates based on an Eurodollar interbank rate or certificate of deposit rate. Proceeds under the Credit Agreements may be used for general corporate purposes, the purchase of existing or new equipment or for possible business acquisitions. The Credit Agreements contain covenants that require the maintenance of certain financial ratios and certain other covenants that are substantially similar to the covenants contained in the marine transportation subsidiary's prior $60,000,000 revolving credit agreement, which was terminated in connection with the new Credit Agreements. These covenants cover, among other things, the disposal of capital stock of subsidiaries and assets outside the ordinary course of business. The Credit Agreements also contain usual and customary events of default. The Company and the marine transportation subsidiary were in compliance with the matters as of December 31, 1993. At December 31, 1993, the Company and the marine transportation subsidiary had $32,000,000 and $23,900,000 respectively, available for takedown under the Credit Agreements.

     On March 6, 1992, the Company entered into a $18,000,000 credit agreement with TCB which matures on March 6, 1997. The purchase of Sabine, on March 13, 1992, was financed with the $18,000,000 credit agreement, existing cash balances, and borrowings under the marine transportation subsidiary's credit agreement. The $18,000,000 credit agreement has a negative pledge of the assets acquired from Sabine. Principal payments of $667,000 are due quarterly up through December 31, 1996. Interest on the credit agreement, subject to an applicable margin ratio and type of loan, is floating prime rate, or at the Company's

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6) LONG-TERM DEBT -- (CONTINUED)
option, rates based on a Eurodollar interbank rate or certificate of deposit rates. The remaining principal balance of $5,333,000 is fully due and payable on March 6, 1997, together with any unpaid interest accrued thereon. At December 31, 1993, $13,333,000 was outstanding under the loan agreement and the weighted average interest rate was 4.32%.

     On May 28, 1992, the Company entered into a $16,000,000 credit agreement with TCB which matures on June 1, 1997. The purchase of Scott Chotin, on June 1, 1992, was financed with the $16,000,000 credit agreement, existing cash balances, and borrowings under a $20,000,000 acquisition credit facility with TCB. The credit agreement has a negative pledge of the assets acquired from Scott Chotin. Principal payments of $571,000 are due quarterly up through March 31, 1997. Interest on the credit agreement, subject to an applicable margin ratio and type of loan, is floating prime rate, or at the Company's option, rates based on an Eurodollar interbank rate or certificate of deposit rates. The remaining principal balance of $5,143,000 is fully due and payable on June 1, 1997, together with any unpaid interest accrued thereon. At December 31, 1993, $12,571,000 was outstanding under the loan agreement and the weighted average interest rate was 4.57%.

     On August 13, 1992, the Company's transportation segment sold $50,000,000 of 8.22% senior notes due June 30, 2002, in a private placement. Proceeds from these notes were used to retire the $20,000,000 acquisition credit facility with TCB and the retirement of two $5,000,000, 10% subordinated promissory notes originally issued as part of the purchase of the assets of a marine transportation company on May 23, 1989, with the balance of the proceeds used to reduce the amount outstanding under the marine transportation subsidiary's credit agreement with TCB. Principal payments of $5,000,000, plus interest, are due annually through June 30, 2002. At December 31, 1993, $45,000,000 was outstanding under the senior notes.

     The Company is of the opinion that the terms of the outstanding debt represents the fair value of such debt as of December 31, 1993.

(7) TAXES ON INCOME

     Earnings before taxes on income and details of the provision (benefit) for taxes on income for United States and Puerto Rico operations for the years ended December 31, 1991, 1992 and 1993 are as follows (in thousands):

                                                               1991        1992       1993
                                                              -------     ------     ------
    Earnings before taxes on income:
      United States.........................................  $12,939     14,635     30,785
      Foreign...............................................    4,909      4,094      4,539
                                                              -------     ------     ------
                                                              $17,848     18,729     35,324
                                                              -------     ------     ------
                                                              -------     ------     ------
    Provision (benefit) for taxes on income:
      United States:
         Current............................................  $ 1,950      3,236      6,216
         Deferred...........................................    2,600      1,915      4,387
         State and Municipal................................       --         --        533
                                                              -------     ------     ------
                                                                4,550      5,151     11,136
                                                              -------     ------     ------
      Puerto Rico:
         Current............................................       --         --      1,754
         Deferred...........................................       --        (20)      (395)
                                                              -------     ------     ------
                                                                   --        (20)     1,359
                                                              -------     ------     ------
                                                              $ 4,550      5,131     12,495
                                                              -------     ------     ------
                                                              -------     ------     ------

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) TAXES ON INCOME -- (CONTINUED)
     For the years ended December 31, 1992 and 1993, taxes on income were accounted for under the asset and liability method required by SFAS No. 109. The cumulative effect on prior years of the adoption of SFAS No. 109 decreased net earnings by $10,659,000, or $.47 per share, and is reported separately in the statement of earnings for the year ended December 31, 1992. In addition to the impact of the cumulative effect on prior years, the effect of the adoption of SFAS No. 109 decreased the net earnings for the 1992 year by $916,000, or $.04 per share. Prior year financial statements were not restated.

     Under SFAS No. 109, a change in tax rates is required to be recognized in income in the period that includes the enactment date. The 1993 Revenue Reconciliation Act included an increase in the corporate federal income tax rate from 34% to 35%, thereby requiring an increase in the Company's tax expense for the 1993 year of $1,131,000. Of the total tax adjustment, $779,000 applied to a one-time, non-cash, federal deferred tax charge for prior years and $352,000 reflects the 1% tax rate increase on earnings for the 1993 year.

     The Company's effective income tax rate for United States federal income taxes varied from the statutory tax rate for the years ended December 31, 1991, 1992 and 1993 due to the following:

                                                               1991        1992        1993
                                                               ----        ----        ----
    United States income tax statutory rate..................  34.0%       34.0%       35.0%
    Foreign earnings.........................................   1.9          --          --
    Credit for foreign withholding tax paid..................    --          --        (4.9)
    Other....................................................   (.7)        1.1         (.1)
                                                               ----        ----        ----
                                                               35.2%       35.1%       30.0%
                                                               ----        ----        ----
                                                               ----        ----        ----

     The Company's effective income tax rate for Puerto Rico income taxes varied from the statutory tax rate for the years ended December 31, 1991, 1992 and 1993 due to the following:

                                                             1991       1992        1993
                                                             -----      -----       -----
    Puerto Rico income tax statutory rate...................  42.0%      42.0%       42.0%
    Tax-exempt interest on certain investments.............. (39.0)     (42.0)      (48.4)%
    Utilization of capital loss carryforwards...............  (3.3)        --          --
    Other...................................................    .3        (.5)        1.7
                                                             -----      -----       -----
                                                                --%       (.5)%      (4.7)%
                                                             -----      -----       -----
                                                             -----      -----       -----

     The significant components of deferred United States taxes on income attributable to earnings from operations for the years ended December 31, 1992 and 1993 are as follows (in thousands):

                                                                        1992        1993
                                                                       -------     -------
    Tax depreciation over financial depreciation.....................  $ 2,677       5,616
    Tax leases.......................................................      541          --
    Financial gain on disposals different from tax...................     (887)        (41)
    Utilization of tax net operating loss carryforwards..............    1,265      (1,044)
    Utilization of tax credits.......................................    1,076       1,841
    Alternative minimum taxes........................................   (2,897)       (200)
    Self insurance reserves..........................................       --      (1,221)
    Other............................................................      140        (564)
                                                                       -------     -------
                                                                       $ 1,915       4,387
                                                                       -------     -------
                                                                       -------     -------

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) TAXES ON INCOME -- (CONTINUED)
     For the year ended December 31, 1991, the deferred income tax provision results from the timing differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effect of the timing differences related to the United States operations for the year ended December 31, 1991 is as follows (in thousands):

    Tax depreciation over financial depreciation................................  $1,762
    Amortization................................................................    (129)
    Tax leases..................................................................     267
    Allowance for uncollectible accounts........................................     398
    Other.......................................................................     302
                                                                                  ------
                                                                                  $2,600
                                                                                  ------
                                                                                  ------

     Deferred Puerto Rico income taxes arise from the recognition of certain income and expense items in different periods for income tax and for financial reporting purposes. Such items consist principally of deferred acquisition costs, salvage and subrogation recoveries, provision for doubtful accounts and accrual for guarantee fund assessments.

     The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax liabilities at December 31, 1992 and 1993 are as follows (in thousands):

                                                                        1992        1993
                                                                      --------     -------
    Current deferred tax assets:
      Compensated absences, principally due to accrual for financial
         reporting purposes.........................................  $    440         410
      Self-insurance reserves.......................................        --       1,983
      Other.........................................................        65         375
                                                                      --------     -------
                                                                      $    505       2,768
                                                                      --------     -------
                                                                      --------     -------
    Non-current deferred tax liabilities:
      Deferred tax assets:
         Tax credit carryforwards...................................  $  2,206         365
         Alternative minimum tax credit carryforwards...............     7,197       7,397
         Postretirement health care benefits........................     1,410       1,590
         Dual consolidated net operating loss.......................        --       1,044
         Other......................................................       482         767
                                                                      --------     -------
                                                                        11,295      11,163
           Less valuation allowance.................................       488          --
                                                                      --------     -------
                                                                        10,807      11,163
                                                                      --------     -------
      Deferred tax liabilities:
         Property and equipment, principally due to differences in
           depreciation and basis...................................   (22,571)    (35,577)
         Undistributed earnings from foreign subsidiaries...........   (15,241)    (15,321)
                                                                      --------     -------
                                                                       (37,812)    (50,898)
                                                                      --------     -------
                                                                      $(27,005)    (39,735)
                                                                      --------     -------
                                                                      --------     -------

     As of December 31, 1993, there was no valuation allowance.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) TAXES ON INCOME -- (CONTINUED)
     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1992 were allocated as follows (in thousands):

                                                                                    1992
                                                                                    ----
    Income tax benefits that would be reported in the statement of earnings.......  $441
    Other.........................................................................    47
                                                                                    ----
                                                                                    $488
                                                                                    ----
                                                                                    ----

     At December 31, 1993, the Company has alternative minimum tax credit carryforwards of approximately $7,397,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

(8) LEASES

     The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Total rental expense for the years ended December 31, 1991, 1992 and 1993 follows (in thousands):

                                                                  1991      1992      1993
                                                                 ------     -----     -----
    Rental expense.............................................  $1,043     3,014     3,519
    Sublease rental............................................      92        93        90
                                                                 ------     -----     -----
      Net rental expense.......................................  $  951     2,921     3,429
                                                                 ------     -----     -----
                                                                 ------     -----     -----

     Rental commitments under noncancelable leases are as follows (in thousands):

                                                                       LAND
                                                                      BUILDINGS
                                                                       AND
                                                                      EQUIPMENT
                                                                      ------
                1994................................................  $1,298
                1995................................................   1,013
                1996................................................     833
                1997................................................     653
                1998................................................     160
                Thereafter..........................................       9
                                                                      ------
                                                                      $3,966
                                                                      ------
                                                                      ------

(9) STOCK OPTION PLANS

     The Company has three stock option plans, which were adopted in 1976, 1982 and 1989 for selected officers and other key employees. The 1976 Employee Plan, as amended, provided for the issuance until 1986 of incentive and non-qualified stock options to purchase up to 1,000,000 shares of common stock. The 1982 Employee Plan provided for the issuance until 1992 of incentive and non-qualified stock options to purchase up to 600,000 shares of common stock. The 1989 Employee Plan provides for the issuance of incentive and nonincentive stock options to purchase up to 600,000 shares of common stock. All three of the stock option plans authorize the granting of limited stock appreciation rights.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) STOCK OPTION PLANS -- (CONTINUED)
     Changes in options outstanding under the employee plans described above for the 1991, 1992 and 1993 years are summarized as follows:

                                                                   NON-QUALIFIED OR
                                                                     NONINCENTIVE
                                INCENTIVE STOCK OPTIONS              STOCK OPTIONS
                              ---------------------------     ---------------------------      OPTION PRICE
                              OUTSTANDING     EXERCISABLE     OUTSTANDING     EXERCISABLE     RANGE PER SHARE
                              -----------     -----------     -----------     -----------     ---------------
Outstanding December 31,
  1990......................     59,362          56,862         539,744          215,744      $ 2.88 - $29.63
  Granted...................         --              --              --               --
  Became exercisable........         --           2,500              --          106,500      $ 3.69 - $ 8.19
  Exercised.................    (18,181)        (18,181)         (1,150)          (1,150)     $ 6.56 - $ 8.19
  Canceled or expired.......     (3,000)         (3,000)             --               --               $29.63
                              -----------     -----------     -----------     -----------
Outstanding December 31,
  1991......................     38,181          38,181         538,594          321,094      $ 2.88 - $14.95
  Granted...................         --              --         151,000               --      $12.94 - $13.88
  Became exercisable........         --              --              --          106,500      $ 3.69 - $ 8.19
  Exercised.................         --              --         (33,404)         (33,404)     $ 2.88 - $ 9.29
  Canceled or expired.......         --              --         (17,821)          (4,071)     $ 6.56 - $14.95
                              -----------     -----------     -----------     -----------
Outstanding December 31,
  1992......................     38,181          38,181         638,369          390,119      $ 2.89 - $13.88
  Granted...................         --              --         368,000               --      $12.84 - $18.19
  Became exercisable........         --              --              --          106,500      $ 5.68 - $13.88
  Exercised.................    (10,000)        (10,000)        (47,750)         (47,750)     $ 2.89 - $13.88
  Canceled or expired.......         --              --         (14,750)          (2,000)     $ 8.19 - $12.94
                              -----------     -----------     -----------     -----------
Outstanding December 31,
  1993......................     28,181          28,181         943,869          446,869      $ 2.88 - $18.19
                              -----------     -----------     -----------     -----------
                              -----------     -----------     -----------     -----------

     At December 31, 1993, 94,714 shares were available for future grants under the employee plans and 478,014 shares under the employee plans were issued with limited stock appreciation rights.

     The 1989 Director Stock Option Plan provides for the issuance of options to purchase up to 150,000 shares of common stock to the Company's directors, who are not employees of the Company. Stock options totaling 60,000 shares were granted to non-employee directors during the year ended December 31, 1989, at an option price of $7.5625 per share, and remain outstanding as of December 31, 1991, 1992 and 1993. During the year ended December 31, 1993, an additional 10,000 shares were granted at an option price of $18.625 per share and remain outstanding as of December 31, 1993.

     In July, 1993, the Board of Directors of the Company adopted, subject to stockholder approval at the 1994 Annual Meeting of Stockholders, the granting of 25,000 shares of non-qualified stock options to Robert G. Stone, Jr. at an option price of $18.625. Such price represents the fair market value of the Company's common stock on the date of grant. The grant serves as an incentive to retain the optionee as Chairman of the Board of the Company or as a member of the Board of Directors of the Company.

     In January, 1994, the Board of Directors of the Company adopted, subject to stockholder approval at the 1994 Annual Meeting of Stockholders, the 1994 Employee Stock Option Plan, providing for the issuance of options to key employees of the Company to purchase up to 1,000,000 shares of common stock. No options have been granted under the 1994 Employee Plan.

     In January, 1994, the Board of Directors of the Company adopted, subject to stockholders approval at the 1994 Annual Meeting of Stockholders, the 1994 Nonemployee Director Stock Option Plan, providing for the issuance of options to Directors of the Company, including Advisory Directors, to purchase up to 100,000 shares of common stock. The 1994 Nonemployee Director Stock Option Plan is intended as an incentive to

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) STOCK OPTION PLANS -- (CONTINUED)
attract and retain qualified, independent Directors. To date, 12,000 shares have been granted under the 1994 Director Plan, subject to shareholder approval at the 1994 Annual Meeting of Stockholders.

     Also, in January, 1994, the Board of Directors of the Company adopted, subject to stockholder approval at the 1994 Annual Meeting of Stockholders, an amendment to the 1989 Director Stock Option Plan. Such amendment would reduce the number of stock options automatically granted to future directors from 10,000 shares of the Company's common stock to 5,000 shares of the Company's common stock.

(10) RETIREMENT PLANS

     The transportation subsidiaries sponsor defined benefit plans for certain ocean-going personnel. The plan benefits are based on an employee's years of service. The plans' assets primarily consist of fixed income securities and corporate stocks. Funding of the plans is based on actuarial computations that are designed to satisfy minimum funding requirements of applicable regulations and to achieve adequate funding of projected benefit obligations.

     Net periodic pension cost of the defined benefit plans as determined by using the projected unit credit actuarial method was $174,000, $908,000 and $1,080,000 in 1991, 1992 and 1993, respectively. The components of net periodic pension cost are as follows (in thousands):

                                                                 1991      1992      1993
                                                                 -----     ----     ------
    Service cost -- benefits earned during the year............  $ 154      707        794
    Interest cost..............................................    125      528        638
    Actual return on plan assets...............................   (237)    (179)      (343)
    Net amortization and deferrals.............................    149      (39)        29
    Less partnerships' allocation..............................    (17)     (39)       (38)
    Less amount allocated to prior employer....................     --      (70)        --
                                                                 -----     ----     ------
    Net periodic pension cost..................................  $ 174      908      1,080
                                                                 -----     ----     ------
                                                                 -----     ----     ------

     The funding status of the plans as of December 31, 1992 and 1993 was as follows (in thousands):

                                                                        1992         1993
                                                                       -------      ------
    Actuarial present value of benefit obligations:
         Vested.....................................................   $ 5,370       7,529
         Non-vested.................................................       539         787
                                                                       -------      ------
    Accumulated benefit obligation..................................     5,909       8,316
    Impact of future salary increases...............................       827       1,047
                                                                       -------      ------
    Projected benefit obligation....................................     6,736       9,363
    Plan assets at fair value.......................................     4,566       6,172
    Plan assets in excess of (less than) projected benefit
      obligation....................................................    (2,170)     (3,191)
    Unrecognized transition obligation..............................       136         142
    Unrecognized prior service cost.................................     1,558       1,407
    Unrecognized net loss...........................................       133       1,630
    Additional minimum liability....................................    (1,129)     (2,132)
                                                                       -------      ------
    Prepaid (accrued) pension cost..................................   $(1,472)     (2,144)
                                                                       -------      ------
                                                                       -------      ------
                                                       (Table continued on following page)

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(10) RETIREMENT PLANS -- (CONTINUED)

                                                                       1992        1993
                                                                       -----       -----
    Actuarial assumptions:
      Discount rate..................................................   8.5%        7.25%
      Return on assets...............................................  9.25%        9.25%
      Salary increase rate...........................................     5%           4%

     The Company, transportation subsidiaries and the diesel repair subsidiary sponsor defined contribution plans for all shore-based employees and certain ocean-going personnel. Maximum contributions to these plans equal the lesser of 15% of the aggregate compensation paid to all participating employees, or up to 20% of each subsidiary's earnings before federal income tax after certain adjustments for each fiscal year. The aggregate contributions to the plans were approximately $1,948,000, $2,124,000 and $1,484,000 in 1991, 1992 and 1993,
respectively.

     The insurance subsidiary sponsors a qualified, non-contributory profit-sharing plan which provides retirement benefits to eligible employees. Voluntary contributions to the plan equal no less than 1% of the annual participant's compensation, as defined, plus a portion of the administration expenses of the plan during the first 10 years. The insurance subsidiary's contributions to the plan were approximately $227,000, $231,000 and $269,000 in 1991, 1992 and 1993, respectively.

     In addition to the Company's defined benefit pension plans, the Company sponsors an unfunded defined benefit health care plan that provides limited postretirement medical benefits to employees, who meet minimum age and service requirements, and eligible dependents. The plan is contributory, with retiree contributions adjusted annually.

     As discussed in Note 1, the Company adopted SFAS No. 106 effective January 1, 1992. The cumulative effect on prior years of the adoption of SFAS No. 106 decreased net earnings by $2,258,000, net of applicable income taxes of $1,163,000, or $.10 per share, and is reported separately in the statement of earnings for the year ended December 31, 1992. In addition to the impact of the cumulative effect on prior years, the effect of the adoption of SFAS No. 106 decreased the net earnings for the 1992 year by $355,000, net of applicable income taxes of $183,000 or $.02 per share. Prior year financial statements were not restated.

     The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheet at December 31, 1993 (in thousands):

    Accumulated postretirement benefit obligation:
      Retirees..................................................................  $  788
      Fully eligible active plan participants...................................     627
      Other active plan participants............................................   3,219
      Partnership's allocation..................................................    (151)
      Unrecognized gains........................................................      60
                                                                                  ------
      Accrued postretirement benefit cost included in other long-term liabilities............................................................  $4,543
                                                                                  ------
                                                                                  ------
    Net periodic postretirement benefit cost for 1993 includes the following components:
      Service cost..............................................................  $  289
      Interest cost.............................................................     320
      Less partnerships' allocation.............................................     (15)
                                                                                  ------
      Net periodic postretirement benefit cost..................................  $  594
                                                                                  ------
                                                                                  ------

     The Company's unfunded defined benefit health care plan, which provides limited postretirement medical benefits, limits cost increases in the Company's contribution to 4% per year. For measurement purposes, a 4% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(10) RETIREMENT PLANS -- (CONTINUED)
rate) was assumed for future periods. Accordingly, health care cost trend rate assumption would have no effect on the amounts reported.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1993.

     SFAS No. 112, "Employers' Accounting for Postemployment Benefits," issued in November, 1992, which is required to be applied in the first quarter of 1994, is not expected to have a material effect on the Company's financial statements.

(11) EARNINGS PER SHARE OF COMMON STOCK

     Primary earnings per share of common stock for the year ended December 31, 1991, 1992 and 1993 were based on the weighted average number of common stock and common stock equivalent shares outstanding of 21,952,000, 22,607,000 and 26,527,000 respectively.

     Fully diluted earnings per share of common stock for the year ended December 31, 1991 assume the conversion of the 7 1/4% debentures (see Note 6) and the exercise of stock options using the treasury stock method. Net earnings for the computation were increased by the interest expense, net of federal income taxes, on the debentures. The weighted average number of shares used in the computation of fully diluted earnings per common share for 1991 was 26,454,000.

(12) QUARTERLY RESULTS (UNAUDITED)

     The unaudited quarterly results for the year ended December 31, 1992 are as follows (in thousands, except per share amounts):

                                                             THREE MONTHS ENDED
                                               -----------------------------------------------
                                                MARCH 31,      JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                   1992         1992            1992            1992
                                                ---------      --------     -------------   ------------
Revenues....................................   $ 49,156         69,314          73,181          77,851
Costs and expenses..........................     43,943         60,847          63,235          73,338
                                               --------         ------          ------          ------
  Operating income..........................      5,213          8,467           9,946           4,513
Interest expense............................      1,614          2,329           2,756           2,712
                                               --------         ------          ------          ------
  Earnings before taxes on income...........      3,599          6,138           7,190           1,801
Provisions for taxes on income..............        662          1,781           2,225             461
                                               --------         ------          ------          ------
  Earnings before cumulative effect of
     accounting changes.....................      2,937          4,357           4,965           1,340
Cumulative effect on prior years of
  accounting changes........................    (12,917)            --              --              --
                                               --------         ------          ------          ------
          Net earnings (loss)...............   $ (9,980)         4,357           4,965           1,340
                                               ========         ======          ======          ======

Earnings (loss) per share of common stock:
  Primary:
     Earnings before cumulative effect of
       accounting changes...................   $    .13            .20             .22             .06
     Cumulative effect on prior years of
       accounting changes...................       (.57)            --              --              --
                                               --------         ------          ------          ------
          Net earnings (loss)...............   $   (.44)           .20             .22             .06
                                               ========         ======          ======          ======


                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(12) QUARTERLY RESULTS (UNAUDITED) -- (CONTINUED)
     The unaudited quarterly results for the year ended December 31, 1992 have been restated for the effect of the adoption of SFAS No. 106, more fully described in Note 10 and the adoption of SFAS No. 109, more fully described in
Note 7. The adoption of SFAS No. 106 and SFAS No. 109,, effective January 1, 1992, reduced the net earnings (loss) before the cumulative effect of the accounting changes for the four quarters of 1992 as follows (in thousands, except per share amounts):

                                                                     THREE MONTHS ENDED
                                                   ------------------------------------------------------
                                                   MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                     1992         1992          1992             1992
                                                   ---------    --------    -------------    ------------
SFAS No. 106:
  Earnings (loss) before taxes on income.........    $ (79)       (148)          (158)           (153)
  Provision for taxes on income..................       27          50             54              52
                                                   ---------    --------       ------          ------
     Earnings (loss) before cumulative effect of
       accounting changes........................    $ (52)        (98)          (104)           (101)
                                                   ---------    --------       ------          ------
                                                   ---------    --------       ------          ------
SFAS No. 109:
  Earnings (loss) before cumulative effect of
     accounting changes..........................    $  11         (15)           (78)           (834)
                                                   ---------    --------       ------          ------
                                                   ---------    --------       ------          ------
Earnings (loss) per share of common stock:
  Earnings (loss) before cumulative effect of
     accounting changes:
     SFAS No. 106................................    $  --          --           (.01)           (.01)
     SFAS No. 109................................    $  --          --             --            (.04)

     The unaudited quarterly results for the year ended December 31, 1993 are as follows (in thousands, except per share amounts):

                                                                      THREE MONTHS ENDED
                                                     ----------------------------------------------------
                                                     MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                       1993         1993         1993            1993
                                                     ---------    --------   -------------   ------------
Revenues...........................................   $74,383      94,347        97,939         111,735
Costs and expenses.................................    65,804      82,767        86,511          99,582
                                                     ---------    --------   -------------   ------------
  Operating income.................................     8,579      11,580        11,428          12,153
Interest expense...................................     2,740       2,011         1,871           1,794
                                                     ---------    --------   -------------   ------------
  Earnings before taxes on income..................     5,839       9,569         9,557          10,359
Provision for taxes on income......................     1,994       3,070         4,511           2,920
                                                     ---------    --------   -------------   ------------
          Net earnings.............................   $ 3,845       6,499         5,046           7,439
                                                     ---------    --------   -------------   ------------
                                                     ---------    --------   -------------   ------------
Earnings per share of common stock.................   $   .17         .26           .18             .26
                                                     ---------    --------   -------------   ------------
                                                     ---------    --------   -------------   ------------

(13) CONTINGENCIES AND COMMITMENTS

     The Company's Puerto Rican insurance subsidiary has appealed to the Supreme Court of Puerto Rico, a July 5, 1989 Superior Court judgment of approximately $1,100,000, plus interest of approximately $1,935,000 as of December 31, 1993, resulting from a civil suit claiming damages. The Supreme Court of Puerto Rico decided during 1992 to review the case. Management is of the opinion, based on consultation with its legal counsel, that the judgment will be reversed or at least substantially reduced, however, reserves have been established for the entire amount of the judgment plus accrued interest.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(13) CONTINGENCIES AND COMMITMENTS -- (CONTINUED)
     There are various other suits and claims against the Company, none of which in the opinion of management will have a material effect on the Company.

     Management has recorded necessary reserves and believes that it has adequate insurance coverage or has meritorious defenses for the foregoing claims and contingencies.

(14) INDUSTRY SEGMENT DATA

     The Company conducts operations in three industry segments as follows:

          Marine Transportation -- Marine transportation by United States flag vessels on the inland waterway system and in United States coastwise and foreign trade. The principal products transported include petrochemical feedstocks, processed chemicals, agricultural chemicals, refined petroleum products, coal, limestone, grain and sugar. Container and palletized cargo are also transported for United States Government aid programs and military.

          Diesel Repair -- Repair of diesel engines, reduction gear repair and sale of related parts and accessories, primarily for customers in the marine industry and beginning in 1994, for customers in the shortline and industrial railroad industry.

          Insurance -- Writing of property and casualty insurance in Puerto
     Rico.

     The following table sets forth by industry segment the combined gross revenues, operating profits (before general corporate expenses, interest expense and income taxes), identifiable assets (including goodwill), depreciation and amortization and capital expenditures attributable to the continuing principle activities of the Company for the years ended December 31, 1991, 1992 and 1993 (in thousands):

                                                             1991        1992        1993
                                                           --------     -------     -------
    Gross revenues from unaffiliated customers:
      Transportation.....................................  $118,573     191,007     284,761
      Diesel repair......................................    34,386      35,889      32,025
      Insurance..........................................    34,713      42,520      61,611
                                                           --------     -------     -------
                                                            187,672     269,416     378,397
      General corporate revenues.........................     1,361          87           7
                                                           --------     -------     -------
              Consolidated revenues......................  $189,033     269,503     378,404
                                                           --------     -------     -------
                                                           --------     -------     -------
    Operating profits:
      Transportation.....................................  $ 17,689      28,034      42,208
      Diesel repair......................................     2,482       2,561       1,904
      Insurance..........................................     4,891       1,108       4,539
                                                           --------     -------     -------
                                                             25,062      31,703      48,651
      General corporate expenses, net....................    (1,249)     (3,563)     (4,911)
      Interest expense...................................    (5,965)     (9,411)     (8,416)
                                                           --------     -------     -------
              Earnings before taxes on income............  $ 17,848      18,729      35,324
                                                           --------     -------     -------
                                                           --------     -------     -------

                                             (Table continued on following page)

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(14) INDUSTRY SEGMENT DATA -- (CONTINUED)

                                                             1991        1992        1993
                                                           --------     -------     -------
    Identifiable assets:
      Transportation.....................................  $150,477     275,616     344,488
      Diesel repair......................................    15,353      18,897      20,259
      Insurance..........................................   106,401     145,246     184,868
                                                           --------     -------     -------
                                                            272,231     439,759     549,615
      Investment in unconsolidated affiliate.............       134         146         177
      General corporate assets...........................    13,637       6,515      13,461
                                                           --------     -------     -------
              Consolidated assets........................  $286,002     446,420     563,253
                                                           --------     -------     -------
                                                           --------     -------     -------
    Depreciation and amortization:
      Transportation.....................................  $ 14,239      20,332      26,331
      Diesel repair......................................       373         565         658
      Insurance..........................................       260         277         395
                                                           --------     -------     -------
                                                           $ 14,872      21,174      27,384
                                                           --------     -------     -------
                                                           --------     -------     -------
    Capital expenditures and business acquisitions:
      Transportation.....................................  $ 35,769     123,700      71,236
      Diesel repair......................................     1,192         944       1,229
      Insurance..........................................       202         630       1,086
                                                           --------     -------     -------
                                                           $ 37,163     125,274      73,551
                                                           --------     -------     -------
                                                           --------     -------     -------

     Identifiable assets are those assets that are used in the operation of each segment. General corporate assets are principally cash, short-term investments, accounts receivable, furniture and equipment.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

 (a) 1. Financial Statements:

        Included in Part III of this report:

        Report of KPMG Peat Marwick, Independent Public Accountants, on the financial statements of Kirby Corporation and Consolidated Subsidiaries for the years ended December 31, 1992 and 1993.

        Report of Deloitte and Touche, Independent Public Accountants, on the financial statements of Kirby Corporation and Consolidated Subsidiaries for the year ended December 31, 1991.

        Balance Sheets, December 31, 1992 and 1993.

        Statements of Earnings, for the years ended December 31, 1991, 1992 and
         1993

        Statements of Stockholders' Equity, for the years ended December 31, 1991, 1992 and 1993

        Statements of Cash Flows, for the years ended December 31, 1991, 1992 and 1993

        Notes to Financial Statements, for the years ended December 31, 1991,
         1992 and 1993

 (a) 2. Financial Statement Schedules:

        Included in Part IV of this report:

      V -- Plant, Property and Equipment, for the years ended December 31, 1991, 1992 and
           1993
     VI -- Accumulated Depletion, Depreciation and Amortization of Plant, Property and
           Equipment, for the years ended December 31, 1991, 1992 and 1993
      X -- Supplementary Income Statement Information, for the years ended December 31,
           1991, 1992 and 1993
      V -- Supplemental Insurance Information, for the years ended December 31, 1991, 1992 and 1993
     VI -- Reinsurance, for the years ended December 31, 1991, 1992 and 1993

        All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  (a) 3. Exhibits

     EXHIBIT NO.                              DESCRIPTION OF EXHIBIT
     -----------                              ----------------------
           3.1       -- Restated Articles of Incorporation of Kirby Exploration Company, Inc.
                        (the "Company"), as amended (incorporated by reference to Exhibit 3.1 of the Registrant's 1989 Registration Statement on Form S-3 (Reg. No.
                        33-30832)).
           3.2       -- Certificate of Amendment of Restated Articles of Incorporation of the
                        Company filed with the Secretary of State of Nevada April 30, 1990
                        (incorporated by reference to Exhibit 3.2 of the Registrant's Annual report on Form 10-K for the year ended December 31, 1990).
           3.3       -- Bylaws of the Company, as amended (incorporated by reference to
                        Exhibit 3.2 of the Registrant's 1989 Registration Statement on Form
                        S-3 (Reg. No. 33-30832)).
           3.4       -- Amendment to Bylaws of the Company effective April 24, 1990
                        (incorporated by reference to Exhibit 3.4 of the Registrant's Annual
                        Report on Form 10-K for the year ended December 31, 1990).
          10.1+      -- 1976 Stock Option Plan of Kirby Exploration Company, as amended, and forms of option agreements provided for thereunder and related documents (incorporated by reference to Exhibit 10.1 of the
                        Registrant's Annual Report on Form 10-K for the year ended December
                        31, 1981).

     EXHIBIT NO.                              DESCRIPTION OF EXHIBIT
- ---------------------------------------------------------------------------------------------
          10.2+      -- 1982 Stock Option Plan for Kirby Exploration Company, and forms of option agreements provided for thereunder and related documents
                        (incorporated by reference to Exhibit 10.5 of the Registrant's Annual
                        Report on Form 10-K for the year ended December 31, 1982).
          10.3+      -- Amendment to 1982 Stock Option Plan for Kirby Exploration Company
                        (incorporated by reference to Exhibit 10.5 of the Registrant's Annual
                        Report on Form 10-K for the year ended December 31, 1986).
          10.4       -- Indemnification Agreement, dated April 29, 1986, between the Company and each of its Directors and certain key employees (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form
                        10-K for the year ended December 31, 1986).
          10.5+      -- 1989 Employee Stock Option Plan for the Company, as amended
                        (incorporated by reference to Exhibit 10.11 of the Registrant's
                        Annual Report on Form 10-K for the year ended December 31, 1989).
          10.6+      -- 1989 Director Stock Option Plan for the Company, as amended
                        (incorporated by reference to Exhibit 10.12 of the Registrant's
                        Annual Report on Form 10-K for the year ended December 31, 1989).
          10.7       -- Loan Agreement, dated as of July 31, 1990, by and between Dixie
                        Carriers, Inc. and Texas Commerce Bank National Association
                        (incorporated by reference to Exhibit 10.10 of the Registrant's
                        Annual Report on Form 10-K for the year ended December 31, 1990).
          10.8       -- Loan Agreement between Dixie Fuels Limited and NCNB Leasing
                        Corporation, dated as of February 4, 1992 (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for
                        the year ended December 31, 1991).
          10.9       -- Agreement of Purchase and Sale, dated January 24, 1992, by and among
                        Sabine Transportation Company, Kirby Corporation, Sabine Towing &
                        Transportation Co., Inc. and Sequa Corporation, as amended
                        (incorporated by reference to Exhibit 10.11 of the Registrant's
                        Annual Report on Form 10-K for the year ended December 31, 1991).
          10.10      -- Credit Agreement, dated as of March 6, 1992, among Sabine
                        Transportation Company, Kirby Corporation, Texas Commerce Bank
                        National Association and The First National Bank of Boston
                        (incorporated by reference to Exhibit 10.12 of the Registrant's
                        Annual Report on Form 10-K for the year ended December 31, 1991).
          10.11      -- Agreement of Purchase and Sale, dated March 12, 1992, by and between
                        Ole Man River Towing, Inc. and related entities, OMR Transportation
                        Company and Dixie Carriers, Inc. (incorporated by reference to
                        Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated as of April 10, 1992).
          10.12      -- Credit Agreement, dated as of March 18, 1992, among Dixie Carriers,
                        Inc., Kirby Corporation and Texas Commerce Bank National Association
                        (incorporated by reference to Exhibit 10.13 of the Registrant's
                        Annual Report on Form 10-K for the year ended December 31, 1991).
          10.13      -- Agreement and Plan of Merger, dated April 15, 1992, among Kirby
                        Corporation, Chotin Carriers, Inc., Scott Chotin, Inc. and Certain
                        Shareholders of Scott Chotin, Inc. (incorporated by reference to
                        Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated as of June 11, 1992).

     EXHIBIT NO.                              DESCRIPTION OF EXHIBIT
     -----------                              ----------------------
          10.14      -- Credit Agreement, dated as of May 28, 1992, among Chotin Carriers,
                        Inc., Kirby Corporation, Texas Commerce Bank National Association and
                        The First National Bank of Boston (incorporated by reference to
                        Exhibit 2.2 of the Registrant's Current Report on Form 8K dated as of
                        June 11, 1992).
          10.15      -- Note Purchase Agreement, dated as of August 12, 1992, among Dixie
                        Carriers, Inc., The Variable Annuity Life Insurance Company,
                        Provident Mutual Life and Annuity Company of America, among other
                        (incorporated by reference to Exhibit 10.1 of the Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended September 30,
                        1992).
          10.16      -- Asset Sale and Purchase Agreement, dated January 22, 1993, by and among Ashland Oil, Inc., TPT Transportation Company and Dixie
                        Carriers, Inc. (incorporated by reference to Exhibit 10.18 of the
                        Registrant's Annual Report on Form 10-K for the year ended December
                        31, 1992).
          10.17      -- Deferred Compensation Agreement dated August 12, 1985 between Dixie
                        Carriers, Inc., and J.H. Pyne (incorporated by reference to Exhibit
                        10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).
          10.18      -- Agreement and Plan of Merger, dated April 1, 1993, among Kirby
                        Corporation, AFRAM Carriers, Inc. and AFRAM Lines (USA) Co., Ltd. and
                        the shareholders of AFRAM Lines (USA) Co., Ltd. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form
                        8-K dated May 3, 1993).
          10.19      -- Credit Agreement, dated April 23, 1993, among Kirby Corporation, the
                        Banks named therein, and Texas Commerce Bank National Association as
                        Agent and Fund Administrator (incorporated by reference to Exhibit
                        10.1 of the Registrant's Quarterly Report on Form 10-Q for the
                        quarter ended March 31, 1993).
          10.20      -- Credit Agreement, dated April 23, 1993, among Dixie Carriers, Inc., the Banks named therein, and Texas Commerce Bank National
                        Association, as Agent and Fund Administrator (incorporated by reference to Exhibit 10.02 of the Registrant's Quarterly Report on
                        Form 10-Q for the quarter ended March 31, 1993).
          10.21*+    -- 1994 Employee Stock Option Plan for Kirby Corporation.
          10.22*+    -- 1994 Nonemployee Director Stock Option Plan for Kirby Corporation.
          10.23*+    -- 1993 Stock Option of Kirby Corporation for Robert G. Stone, Jr.
          10.24*+    -- Amendment to 1989 Director Stock Option Plan for Kirby Exploration
                        Company, Inc.
          21.1*      -- Principal Subsidiaries of the Registrant.
          23.1*      -- Consent of Deloitte & Touche.
          23.2*      -- Consent of KPMG Peat Marwick.
          28.1*      -- Independent Auditors' Report of Deloitte & Touche.

- ---------------

* Filed herewith

+ Management contract, compensatory plan or arrangement

                                                                      SCHEDULE V

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         PLANT, PROPERTY AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

===============================================================================================
                                                                            OTHER
                                     BALANCE AT                            CHANGES     BALANCE
                                      BEGINNING    ADDITIONS                 ADD        AT END
          CLASSIFICATION              OF PERIOD     AT COST     RETIREMENTS (DEDUCT)  OF PERIOD
- -----------------------------------------------------------------------------------------------
For the year ended December 31,
  1991:
  Transportation, Diesel Repair and
     Other:
     Marine transportation
       equipment...................  $173,660,708  34,949,481   3,377,143             205,233,046
     Land, buildings and
       equipment...................    5,302,687    2,014,394     40,402               7,276,679
                                     -----------   ----------   --------   --------   ----------
                                     178,963,395   36,963,875   3,417,545        --   212,509,725
  Insurance:
     Equipment.....................    1,733,378      201,950     19,352               1,915,976
                                     -----------   ----------   --------   --------   ----------
                                     $180,696,773  37,165,825   3,436,897        --   214,425,701
                                     -----------   ----------   --------   --------   ----------
                                     -----------   ----------   --------   --------   ----------
For the year ended December 31,
  1992:
  Transportation, Diesel Repair and
     Other:
     Marine transportation
       equipment...................  $205,233,046  121,722,409   654,943   (289,288)  326,011,224
     Land, buildings and
       equipment...................    7,276,679    5,184,042    166,802    289,288   12,583,207
                                     -----------   ----------   --------   --------   ----------
                                     212,509,725   126,906,451   821,745         --   338,594,431
  Insurance:
     Equipment.....................    1,915,976      630,469    203,932    124,267    2,466,780
                                     -----------   ----------   --------   --------   ----------
                                     $214,425,701  127,536,920  1,025,677   124,267   341,061,211
                                     -----------   ----------   --------   --------   ----------
                                     -----------   ----------   --------   --------   ----------
For the year ended December 31,
  1993:
  Transportation, Diesel Repair and
     Other:
     Marine transportation
       equipment...................  $326,011,224  63,357,279   2,022,649   148,438   387,494,292
     Land, buildings and
       equipment...................   12,583,207    6,796,068    198,559         --   19,180,716
                                     -----------   ----------   --------   --------   ----------
                                     338,594,431   70,153,347   2,221,208   148,438   406,675,008
  Insurance:
     Equipment.....................    2,466,780    1,085,855    232,913         --    3,319,722
                                     -----------   ----------   --------   --------   ----------
                                     $341,061,211  71,239,202   2,454,121   148,438   409,994,730
                                     -----------   ----------   --------   --------   ----------
                                     -----------   ----------   --------   --------   ----------

                                                                   SCHEDULE VI

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

            ACCUMULATED DEPLETION, DEPRECIATION AND AMORTIZATION OF
                         PLANT, PROPERTY AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

===================================================================================================

                                        BALANCE     ADDITIONS                  OTHER
                                          AT         CHARGED                  CHANGES     BALANCE
                                       BEGINNING       TO                       ADD        AT END
            DESCRIPTION                OF PERIOD    EXPENSES    RETIREMENTS   (DEDUCT)   OF PERIOD
- ---------------------------------------------------------------------------------------------------
For the year ended December 31,
  1991:
  Transportation, Diesel Repair and
     Other:
     Marine transportation
       equipment....................  $71,842,254   12,308,071   2,697,005     (26,208)  81,427,112
     Land, buildings and
       equipment....................    1,968,741     744,448       28,256      26,208    2,711,141
                                      -----------   ---------   -----------   --------   ----------
                                       73,810,995   13,052,519   2,725,261          --   84,138,253
  Insurance:
     Equipment......................      448,527     241,562       19,352          --      670,737
                                      -----------   ---------   -----------   --------   ----------
                                      $74,259,522   13,294,081   2,744,613          --   84,808,990
                                      -----------   ---------   -----------   --------   ----------
                                      -----------   ---------   -----------   --------   ----------
For the year ended December 31,
  1992:
  Transportation, Diesel Repair and
     Other:
     Marine transportation
       equipment....................  $81,427,112   17,856,393     348,731    (289,288)  98,645,486
     Land, buildings and
       equipment....................    2,711,141   1,154,346      128,294     289,288    4,026,481
                                      -----------   ---------   -----------   --------   ----------
                                       84,138,253   19,010,739     477,025          --   102,671,967
  Insurance:
     Equipment......................      670,737     258,965      136,091          --      793,611
                                      -----------   ---------   -----------   --------   ----------
                                      $84,808,990   19,269,704     613,116          --   103,465,578
                                      -----------   ---------   -----------   --------   ----------
                                      -----------   ---------   -----------   --------   ----------
For the year ended December 31,
  1993:
  Transportation, Diesel Repair and
     Other:
     Marine transportation
       equipment....................  $98,645,486   22,399,327   1,300,266     148,438   119,892,985
     Land, buildings and
       equipment....................    4,026,481   1,709,736      169,876          --    5,566,341
                                      -----------   ---------   -----------   --------   ----------
                                      102,671,967   24,109,063   1,470,142     148,438   125,459,326
  Insurance:
     Equipment......................      793,611     393,508       63,812          --    1,123,307
                                      -----------   ---------   -----------   --------   ----------
                                      $103,465,578  24,502,571   1,533,954     148,438   126,582,633
                                      -----------   ---------   -----------   --------   ----------
                                      -----------   ---------   -----------   --------   ----------

                                                                      SCHEDULE X

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                                                CHARGED TO COSTS AND EXPENSES
                                                          -----------------------------------------
                             ITEM                            1991            1992           1993
                             ----                         -----------     ----------     ----------
1.    Maintenance and repairs...........................  $11,217,347     20,508,459     24,213,505
2.    Depreciation and amortization of intangible
      assets, pre-operating costs and similar
      deferrals.........................................    1,564,854      2,153,642      3,599,928
3.    Taxes, other than payroll and income taxes........    2,583,771      3,949,209      5,707,662

                                                                      SCHEDULE V

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       SUPPLEMENTAL INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

=================================================================================================================================
                           FUTURE
                           POLICY                                                    BENEFITS,    AMORTI-
                          BENEFITS,                 OTHER                             CLAIMS,    ZATION OF
              DEFERRED     LOSSES,                 POLICY                             LOSSES     DEFERRED
               POLICY      CLAIMS                  CLAIMS                   NET         AND       POLICY      OTHER
              ACQUISITION AND LOSS    UNEARNED       AND       PREMIUM    INVESTMENT SETTLEMENT  ACQUISITION OPERATING  PREMIUMS
   SEGMENT      COSTS      EXPENSE    PREMIUMS    BENEFITS     REVENUE    INCOME(1)  EXPENSES      COSTS     EXPENSES(2)  WRITTEN
- ---------------------------------------------------------------------------------------------------------------------------------
Insurance:
  December
     31,
     1991.... $3,484,872  21,342,796  27,935,649         --   23,560,720  5,993,799  18,103,129  7,181,257   4,519,637  24,362,283
              ---------   ---------   ---------   ---------   ---------   --------   ---------   ---------   --------   ---------
              ---------   ---------   ---------   ---------   ---------   --------   ---------   ---------   --------   ---------
  December
     31,
     1992.... $5,911,428  35,587,938  42,209,108         --   29,552,387  6,453,850  26,289,141  8,648,507   6,475,497  36,874,702
              ---------   ---------   ---------   ---------   ---------   --------   ---------   ---------   --------   ---------
              ---------   ---------   ---------   ---------   ---------   --------   ---------   ---------   --------   ---------
  December
     31,
     1993.... $7,279,291  46,740,836  61,558,357         --   47,874,013  7,550,114  37,119,811  11,084,959  6,853,834  61,450,445
              ---------   ---------   ---------   ---------   ---------   --------   ---------   ---------   --------   ---------
              ---------   ---------   ---------   ---------   ---------   --------   ---------   ---------   --------   ---------

- ---------------

(1) Reconciliation of net investment income to investment income amount reflected in the statements of earnings is as follows:

                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                    -----------------------------------
                                                                                      1991          1992         1993
                                                                                    ---------     --------     --------
        Net investment income as stated above -- Insurance segment.................  $5,993,799    6,453,850    7,550,114
        Investment income -- Marine transportation segment, diesel repair segment
          and parent company.......................................................     880,774      341,399      360,069
                                                                                     ----------    ---------    ---------
                                                                                     $6,874,573    6,795,249    7,910,183
                                                                                     -----------   ---------    ---------
                                                                                     -----------   ---------    ---------

(2) Included as part of selling, general and administrative expenses, taxes, other than on income, and depreciation and amortization in the statements of earnings.

                                                                     SCHEDULE VI

                  KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                     REINSURANCE
                FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                                                                            PERCENTAGE
                                                CODED TO       ASSUMED                      OF AMOUNT
                                  GROSS          OTHER        FROM OTHER                     ASSUMED
                                 AMOUNT        COMPANIES      COMPANIES      NET AMOUNT       TO NET
                               -----------     ----------     ----------     ----------     ----------
December 31, 1991:
  Life insurance in force....  $        --             --             --             --           --
                               -----------     ----------     ----------     ----------     ----------
                               -----------     ----------     ----------     ----------     ----------
  Premiums:
     Life insurance..........  $
     Accident and health
       insurance.............
     Property and liability
       insurance.............   36,480,715     13,186,223      1,067,791     24,362,283        4.38%
                               -----------     ----------     ----------     ----------     ----------
          Total premiums.....  $36,480,715     13,186,223      1,067,791     24,362,283*       4.38%
                               -----------     ----------     ----------     ----------     ----------
                               -----------     ----------     ----------     ----------     ----------
December 31, 1992:
  Life insurance in force....  $        --             --             --             --           --
                               -----------     ----------     ----------     ----------     ----------
                               -----------     ----------     ----------     ----------     ----------
  Premiums:
     Life insurance..........  $
     Accident and health
       insurance.............
     Property and liability
       insurance.............   52,830,321     16,282,557        326,938     36,874,702         .89%
                               -----------     ----------     ----------     ----------     ----------
          Total premiums.....  $52,830,321     16,282,557        326,938     36,874,702*        .89%
                               -----------     ----------     ----------     ----------     ----------
                               -----------     ----------     ----------     ----------     ----------
December 31, 1993:
  Life insurance in force....  $        --             --             --             --           --
                               -----------     ----------     ----------     ----------     ----------
                               -----------     ----------     ----------     ----------     ----------
  Premiums:
     Life insurance..........  $
     Accident and health
       insurance.............
     Property and liability
       insurance.............   80,623,816     19,200,056         26,685     61,450,445         .04%
                               -----------     ----------     ----------     ----------     ----------
          Total premiums.....  $80,623,816     19,200,056         26,685     61,450,445         .04%
                               -----------     ----------     ----------     ----------     ----------
                               -----------     ----------     ----------     ----------     ----------

- ---------------
* Reconciliation of total premiums to net premiums earned, the amount reflected in the statements of earnings is as follows.

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                     1991            1992            1993
                                                  -----------     ----------     ------------
    Total premiums..............................  $24,362,283     36,874,702       61,450,445
    Increase in unearned premiums...............     (801,563)    (7,322,315)     (13,576,432)
                                                  -----------     ----------     ------------
              Net premiums earned...............  $23,560,720     29,552,387       47,874,013
                                                  -----------     ----------     ------------
                                                  -----------     ----------     ------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KIRBY CORPORATION
                                              (Registrant)

                                            By:      BRIAN K. HARRINGTON
                                                    Brian K. Harrington
                                                   Senior Vice President

Dated: March 14, 1994

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                               CAPACITY                   DATE
- ---------------------------------------------   ----------------------------    ---------------
          ROBERT G. STONE, JR.                  Chairman of the Board and        March 14, 1994
          Robert G. Stone, Jr.                    Director of the Company

          GEORGE A. PETERKIN, JR.               President, Director of the       March 14, 1994
          George A. Peterkin, Jr.                 Company and Principal
                                                  Executive Officer
          J. H. PYNE                            Executive Vice President and     March 14, 1994
          J. H. Pyn                               Director of the Company

          BRIAN K. HARRINGTON                   Senior Vice President,           March 14, 1994
          Brian K. Harrington                     Treasurer, Assistant
                                                  Secretary of the Company
                                                  and Principal Financial
                                                  Officer

          G. STEPHEN HOLCOMB                    Vice President, Controller,      March 14, 1994
          G. Stephen Holcomb                      Assistant Treasurer,
                                                  Assistant Secretary of the
                                                  Company and Principal
                                                  Accounting Officer

                                                Director of the Company          March   , 1994
          P. T. Bee

          GEORGE F. CLEMENTS, JR.               Director of the Company          March 14, 1994
          George F. Clements, Jr.

          J. PETER KLEIFGEN                     Director of the Company          March 14, 1994
          J. Peter Kleifgen

          WILLIAM M. LAMONT, JR.                Director of the Company          March 14, 1994
          William M. Lamont, Jr.

                                                Director of the Company          March   , 1994
          C. W. Murchison, III

          J. VIRGIL WAGGONER                    Director of the Company          March 14, 1994
          J. Virgil Waggoner