Form 10-Q
period 1994-03-31
KIRBY CORP
filed 1994-05-09
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      Form 10-Q

          [X]           Quarterly report  pursuant  to Section  13  or
                        15(d)  of the Securities  and Exchange  Act of
                        1934
                        For the quarter ended March 31, 1994
          [  ]          Transition  report pursuant  to Section  13 or
                        15(d)  of the  Securities and Exchange  Act of
                        1934
      Commission File   1-7615
           Number

                                  Kirby Corporation
            -------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                          Nevada                         74-1884980
              (State or other jurisdiction of          (IRS Employer
               incorporation or organization)          Identification
                                                            No.)

            1775 St. James Place, Suite 300,              77056-3453
                    Houston, TX
                (Address of principal                     (Zip Code)
                   executive offices)

                                    (713) 629-9370
                                 --------------------
                 (Registrant's telephone number, including area code)

                                      No Change
                                 --------------------
           (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes           [X]               No           [  ]

     The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on May 6, 1994 was 28,280,133.

                            PART 1 - FINANCIAL INFORMATION
                   KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                               CONDENSED BALANCE SHEETS
                                     (Unaudited)
                                        ASSETS

                                                   March 31,   December 31,
                                                     1994         1993
                                                      ($ in thousands)
     Marine Transportation, Diesel Repair and
       Other
         Current assets:
           Cash and invested cash                  $  6,982        1,999
           Accounts and notes receivable, net
             of allowance for doubtful accounts      47,805       50,722
           Inventory - finished goods, at lower
             of average cost or market                9,027        7,531
           Prepaid expenses                           6,559        7,393
           Deferred taxes                             2,532        2,768
                                                   --------      -------
             Total current assets                    72,905       70,413
                                                   --------      -------
         Property and equipment, at cost            410,943      406,675
           Less allowance for depreciation          131,921      125,459
                                                   --------      -------
                                                    279,022      281,216
                                                   --------      -------
         Excess cost of consolidated
           subsidiaries                               8,123        7,429
         Noncompete agreements, net of
           accumulated amortization of $7,630
           ($7,298 at December 31, 1993)              5,084        5,752
         Sundry                                      14,032       13,575
                                                   --------      -------
           Total assets - Marine
             Transportation, Diesel Repair and
               Other                                379,166      378,385
                                                   --------      -------
     Insurance
         Investments:
           Available-for-sale securities            118,763      102,175
           Short-term investments                    18,434       25,128
                                                   --------      -------
                                                    137,197      127,303
         Cash and invested cash                          --       12,937
         Accrued investment income                    3,295        1,998
         Accounts and notes receivable, net of
           allowance for doubtful accounts           13,314       12,195
         Reinsurance receivable on paid losses       14,856       15,186
         Prepaid reinsurance premiums                 5,540        5,773
         Deferred policy acquisition costs            8,323        7,279
         Property and equipment, at cost, net
           of allowance for depreciation              2,231        2,197
                                                   --------      -------
             Total assets - Insurance               184,756      184,868
                                                   --------      -------
                                                   $563,922      563,253
                                                   --------      -------
                                                   --------      -------

              See accompanying notes to condensed financial statements.
                   KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                               CONDENSED BALANCE SHEETS
                                     (Unaudited)
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 March 31,  December 31,
                                                   1994         1993
                                                    ($ in thousands)
     Marine Transportation, Diesel Repair and
       Other
         Current liabilities:
           Current portion of long-term debt      $ 10,962        10,962
           Accounts payable                         12,485        11,767
           Accrued liabilities                      33,805        27,898
           Deferred revenues                         5,370         5,637
                                                  --------       -------
             Total current liabilities              62,622        56,264
                                                  --------       -------
         Long-term debt, less current portion       96,654       109,597
         Deferred taxes                             40,623        39,735
         Other long-term liabilities                 9,651         8,913
                                                  --------       -------
             Total liabilities - Marine
               Transportation, Diesel Repair
               and Other                           209,550       214,509
                                                  --------       -------
     Insurance
         Losses, claims and settlement expenses     52,504        49,930
         Unearned premiums                          67,532        61,558
         Reinsurance premiums payable                4,393         5,377
         Deferred Puerto Rico taxes                  2,125         3,549
         Other liabilities                           5,298         4,576
         Minority interest in consolidated
           insurance subsidiary                     11,114        12,005
                                                  --------       -------
             Total liabilities - Insurance         142,966       136,995
                                                  --------       -------
     Contingencies and Commitments                      --            --
     Stockholders' Equity:
         Preferred stock, $1.00 par value per
           share.  Authorized 20,000,000 shares         --            --
         Common stock, $.10 par value per
           share.  Authorized 60,000,000
           shares, issued 30,759,000 shares          3,076         3,076
         Additional paid-in capital                156,391       156,340
         Unrealized net gains in value of long-
           term investments                            796         4,440
         Retained earnings                          64,236        61,339
                                                  --------       -------
                                                   224,499       225,195
         Less cost of 2,479,000 shares in
           treasury, 2,555,000 at December 31,
           1993)                                    13,093        13,446
                                                  --------       -------
                                                   211,406       211,749
                                                  --------       -------
                                                  $563,922       563,253
                                                  --------       -------
                                                  --------       -------

              See accompanying notes to condensed financial statements.
                   KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONDENSED STATEMENTS OF EARNINGS
                                     (Unaudited)

                                                     Three months ended
                                                          March 31,
                                                       1994        1993
                                                      ($ in thousands,
                                                      except per share
                                                          amounts)
     Revenues:
       Transportation                                 $ 73,387   52,773
       Diesel repair                                    10,171    9,625
       Net premiums earned                              14,110    9,045
       Commissions earned on reinsurance                 1,307      706
       Investment income                                 1,936    1,889
       Gain on disposition of assets                       161      235
       Realized gain on investments                        758      111
                                                       -------   ------
                                                       101,830   74,384
                                                       -------   ------
     Costs and expenses:
       Costs of sales and operating expenses
         (except as shown below)                        56,424   38,778
       Losses, claims and settlement expenses           11,125    6,516
       Policy acquisition costs                          3,635    2,418
       Selling, general and administrative              11,925    8,856
       Taxes, other than on income                       3,590    2,861
       Depreciation and amortization                     7,794    6,161
       Minority interest expense                           646      214
                                                       -------   ------
                                                        95,139   65,804
                                                       -------   ------
           Operating income                              6,691    8,580
     Interest expense                                    1,809    2,741
                                                       -------   ------
           Earnings before taxes on income               4,882    5,839
     Provision for taxes on income                       1,985    1,994
                                                       -------   ------
           Net earnings                                $ 2,897    3,845
                                                       -------   ------
                                                       -------   ------
     Earnings per share of common stock:
       Primary                                         $   .10      .17
                                                       -------   ------
                                                       -------   ------
       Fully diluted                                   $   .10      .16
                                                       -------   ------
                                                       -------   ------

              See accompanying notes to condensed financial statements.

                   KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONDENSED STATEMENTS OF CASH FLOW
                                     (Unaudited)

                                                   Three months ended
                                                        March 31,
                                                    1994        1993
                                                    ($ in thousands)
     Net cash provided before changes in assets
      and liabilities                            $ 13,611     11,629
        Increase (decrease) in cash flows
         resulting from changes in assets and
         liabilities:
           Marine Transportation, Diesel
            Repair and Other:
             Accounts and notes receivable          2,905     (2,269)
             Inventory                             (1,496)       951
             Prepaid expenses                         834       (378)
             Other assets                          (1,638)      (994)
             Accounts payable                         718     (1,004)
             Accrued and other liabilities          6,607      5,731

           Insurance:
             Receivables, accrued income and
              other assets                         (2,416)    (1,024)
             Reinsurance receivable on paid
              losses                                  563        685
             Deferred policy acquisition costs     (1,044)      (212)
             Losses, claims and settlement
              expenses                                574        278
             Unearned premiums                      5,974      1,511
             Reinsurance premiums payable            (984)         6
             Other liabilities                        722       (718)
                                                 --------    -------
              Net cash provided by operating
               activities                          24,930     14,192
                                                 --------    -------
     Cash flow from investing activities:
        Purchase of investments                   (23,134)    (1,522)
        Net decrease (increase) in short-term
         investments                                7,106       (206)
        Capital expenditures                       (4,707)    (4,100)
        Purchase of assets of marine
         transportation companies:
           Property, equipment and other
            assets, net                                --    (24,239)
        Proceeds from disposition of assets           389        661
        Other                                          --        214
                                                 --------    -------
              Net cash used by investing
               activities                         (20,346)   (29,192)
                                                 --------    -------
     Cash flow from financing activities:
        Borrowings on bank revolving credit
         loan                                      10,700     26,300
        Payment on bank revolving credit loan     (21,900)    (8,600)
        Payments under long-term debt              (1,743)    (1,743)
        Proceeds from exercise of stock options       405         15
                                                 --------    -------
             Net cash provided (used) by
              financing activities                (12,538)    15,972
                                                 --------    -------
             Increase (decrease) in cash and
              invested cash                        (7,954)       972
     Cash and invested cash, beginning of year     14,936      7,300
                                                 --------    -------
     Cash and invested cash, end of period       $  6,982      8,272
                                                 --------    -------
                                                 --------    -------
     Supplemented disclosures of cash flow
      information:
        Cash paid during the period for:
         Interest                                $    913        952
         Income taxes                            $  1,850         --

              See accompanying notes to condensed financial statements.

                   KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       NOTES TO CONDENSED FINANCIAL STATEMENTS

          In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and December 31, 1993, and the results of operations for the three months ended March 31, 1994 and 1993.

     (1)  BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

          The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company's latest Annual Report on Form 10-K.

     (2)  TAXES ON INCOME

          Earnings before taxes on income and details of the provision for taxes on income for United States and Puerto Rico operations for the three months ended March 31, 1994 and 1993 are as follows (in thousands):

                                                    Three months ended
                                                        March 31,
                                                    1994         1993
                                                     ($ in thousands)
     Earnings before taxes on income:
       United States                              $ 2,832       4,973
       Puerto Rico                                  2,050         866
                                                  -------       -----
                                                  $ 4,882       5,839
                                                  -------       -----
                                                  -------       -----
     Provision for taxes on income:
       United States:
         Current                                  $ 1,068         821
         Deferred                                     536       1,173
         State and municipal                           79          --
                                                  -------       -----
                                                  $ 1,683       1,994
                                                  -------       -----
                                                  -------       -----
       Puerto Rico:
         Deferred                                 $   302          --
                                                  -------       -----
                                                  -------       -----

                   KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       NOTES TO CONDENSED FINANCIAL STATEMENTS

     (3)  INSURANCE DISCLOSURE

          In March, 1994, the Company received $7,000,000 from Universal Insurance Company ("Universal"), the Company's property and casualty insurance subsidiary, representing the redemption of 20,424 shares of Universal's Class B voting common stock and 24,360 shares of Universal's Class C non-voting common stock. The March redemption reduced the Company's ownership of Universal's voting common stock to 67% from 70%, prior to the redemption. Collectively to date, Universal has redeemed from the Company a total of 65,387 shares of voting Class B common stock and 24,360 shares of non-voting Class C common stock for a total redemption price of $15,000,000. Under previously announced options and redemption rights included in the merger between Eastern America Insurance Company ("Eastern America") and Universal, Eastern America Financial Group, Inc. ("Eastern America Group"), which is the parent of the former Eastern America, could acquire 100% of Universal's stock over a period of up to 12 years. Eastern America Financial Group owns the remaining 33% of Universal's voting common stock.

                   KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

     Results of Operations

          The Company reported net earnings for the first quarter of 1994 of $2,897,000, or $.10 per share, compared with net earnings for the first quarter of 1993 of $3,845,000, or $.17 per share. Revenues for the 1994 first quarter totaled $101,830,000, reflecting a 37% increase when compared with revenues of $74,384,000 reported for the first quarter of 1993.

          The Company conducts operations in three business segments: marine transportation, diesel repair and property and casualty insurance. The sum of the three business segment s pretax earnings exceeds the Company's consolidated pretax earnings due primarily to general corporate expenses. A discussion of each segment follows:

     Marine Transportation

          The Company's marine transportation revenues for the 1994 first quarter totaled $73,387,000, reflecting a 39% increase when compared with $52,773,000 reported for the 1993 first quarter. Revenues for the 1994 first quarter reflect the operations of three marine transportation companies acquired during the 1993 year, TPT Transportation on March 3, AFRAM Lines (USA) Co. Ltd. on May 14 and Chotin Transportation on December
     21. All three of the acquisitions were accounted for under the purchase method of accounting. Collectively, the three acquisitions generated approximately $19,600,000 of revenues during the 1994 first quarter. In addition, revenues for the 1994 first quarter reflect the existing equipment additions made during the 1993 year.

          Transportation operations were curtailed to varying degrees by the adverse winter weather conditions which hampered the efficiencies of operations in inland as well as coastal movements. With more presence in the upper Mississippi River, Ohio River and northeast coastal waters, ice, subzero temperatures and winter storm winds slowed movements and curtailed efficiencies. Along the lower Mississippi River and Gulf Intracoastal Waterway fog and winter weather conditions, which are normal for the first quarter of any given year, delayed movements and negatively affected operating efficiencies.

          As a provider of service for both the inland and offshore United States markets, the marine transportation segment operates through three divisions organized around the markets it serves: the Inland Chemical Division, serving the inland industrial and agricultural chemical markets; the Inland Refined Products Division, serving the inland refined products market; and the Offshore Division, which serves the offshore petroleum products, container, dry bulk and palletized cargo markets.

          The Inland Chemical Division, which moves inland industrial chemicals, reflected improvements during the 1994 first quarter. During January and February of 1994, utilization was good, however, harsh winter weather conditions adversely affected the operations. During March, modest rate increases in the spot market were realized principally due to improved performance by the chemical manufacturers.

                   KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

     Results of Operations, Continued

          Liquid fertilizer and anhydrous ammonia movements during the 1994 first quarter remained strong when compared with the prior year first quarter. With the first quarter historically the low point in the fertilizer season, the demand for movements of nitrogen fertilizer into the midwest was brisk, primarily the result of increased acreage planting, which followed 1993's reduced yields and the low level of grain stocks.

          Movements of inland refined products, handled by the segment's Inland Refined Products Division, continued strong during the 1994 first quarter, the result of continual demand for gasoline. Operating relatively close to full utilization during the entire first quarter, the Division continued to receive modest rate increases. The Division was also enhanced with the acquisition on December 21, 1993 of 53 inland tank barges and a transportation agreement which substantially increased the Company's presence in the contract and spot movements of refined petroleum products on the Mississippi River system.

          The Offshore Division's vessels were substantially fully utilized during the 1994 first quarter. In the offshore liquid market, the Division's three tankers and one barge and tug unit, which were engaged in spot market trade, were working the Northeast delivering heating oil, the result of the harsh winter season. Profitability of such spot market movements were affected by the weather conditions, which hampered operating efficiencies. Rates remain very competitive and term charters are difficult to obtain due to excess equipment capacity in the market. The Offshore Division's dry bulk, container and palletized cargo vessels have remained utilized, however, rates in the transportation of U. S. government preference aid cargos and military cargos have declined during the 1994 first quarter, the result of more aggressive pricing due to excess capacity in the market. During the 1994 first quarter, the Company's break-bulk liner service experienced difficulties primarily from several voyages carrying U.S. preference aid cargos to politically unstable Haiti. Collectively, the reduction in rates and the voyages to Haiti reduced the Company's earnings before taxes by an estimated $1,750,000.

          The Offshore Division's foreign flag container service began operations in February, 1994. Following the Company's policy of recognizing such start-up costs in the period incurred resulted in an operating loss of $550,000 during the 1994 first quarter. The operation provides a direct water transportation service from mid-America (Memphis) to Mexico and Central America.

          Costs and expenses, excluding interest expense, for the marine transportation segment for the 1994 first quarter increased to $66,912,000, an increase of 48% over the comparable 1993 first quarter costs and expenses of $45,281,000. A major portion of the increase reflects the costs and expenses, including depreciation, associated with the acquisitions and mergers consummated during the 1993 year. The 1994 first quarter costs and expenses includes $1,100,000 relating to the formation of a captive insurance subsidiary engaged in the insuring of risks for the marine transportation and diesel repair subsidiaries. The initial expense of the captive subsidiary required the recording of the $1,100,000 of anticipated losses for the Company's applicable subsidiaries. Additionally, the increase reflects inflationary increases in costs and expenses.

                   KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

     Results of Operations, Continued

          The marine transportation earnings before taxes on income for the 1994 first quarter totaled $5,100,000, a decrease of 18% over the $6,193,000 reported for the comparable 1993 quarter.

     Diesel Repair

          The Company's diesel repair segment reported diesel repair and parts sales revenues of $10,171,000 for the 1994 first quarter, an increase of 6% compared with $9,625,000 reported for the first quarter of 1993.

          The diesel repair segment is divided into two divisions organized around the markets they serve. The Marine Diesel Repair Division operates nationwide through five facilities that repair and overhaul marine diesel engines and reduction gears, and sell related parts and accessories. The Rail Diesel Repair Division provides replacement parts, service and support to shortline railroads and industrial companies that operate diesel-electric locomotives.

          The Marine Diesel Repair Division continued to operate in a competitive business climate which has negatively affected operating margins. The winter weather slowed operations at the Illinois and Virginia facilities, as customers, hampered by the harsh weather, either curtailed or postponed repairs and overhauls. On a positive note, commercial fishing customers have resumed fishing vessel maintenance which was deferred during 1993 due to low tuna prices.

          The Rail Diesel Repair Division commenced operations in January, 1994. The initial response has been positive, with revenues of $1,650,000 generated during the 1994 first quarter, with substantially all of the revenues generated from direct parts sales. The division serves as the exclusive shortline and industrial rail distributor of aftermarket parts and service for the Electro-Motive Division of General Motors ("EMD"), the world's largest manufacturer of diesel-electric locomotives.

          Costs and expenses, excluding interest expense, for the diesel repair segment totaled $9,637,000 compared with $8,964,000 reported for the first quarter of 1993. The increase of 8% reflected the costs and expenses of the Rail Diesel Repair Division during the 1994 first quarter, as well as the competitive conditions in the Marine Diesel Repair Division and its negative effect on the division's profit margin.

          Earnings before taxes on income for the diesel repair segment for the 1994 first quarter totaled $464,000, a 25% reduction when compared with $616,000 for the 1993 first quarter. The 1994 first quarter results include a minimal pretax loss of $54,000 from the Rail Diesel Repair Division, operating in the start-up phase of their business during the quarter.

                   KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

     Results of Operations, Continued

     Property and Casualty Insurance

          The Company's property and casualty insurance segment reported net premiums written of $26,117,000 for the 1994 first quarter, an increase of 90% over the $13,757,000 reported for the first quarter of 1993. With emphasis on the vehicle single-interest line of business, the segment has been successful in generating single-interest business from new financial institution customers, portfolio transfers and improved automobile sales within Puerto Rico.

          Net premiums earned for the first quarter of 1994 totaled $14,110,000 compared with $9,046,000 for the 1993 first quarter, reflecting the significant increase in the single-interest line of business during 1993 and the first three months of 1994. Net premiums earned continued to be negatively affected by the high reinsurance costs for the commercial multiple-peril line associated with the ceding of a portion of the gross premiums under the segment's reinsurance program. Some stabilization in such rates has occurred during the 1994 first quarter, however, the reinsurance rates remain high.

          Losses, claims and settlement expenses for the 1994 first quarter totaled $11,625,000 compared with $6,516,000 for the 1993 first quarter. The 78% increase reflected the significant increase in business volume, particularly from the single-interest line, and the recording of $2,000,000 of additional reserves for potential losses associated with the Company's Bermuda reinsurance subsidiary. Since ceasing participation in the reinsurance market in 1990, the Company continues to take steps to expedite its withdrawal from the business and recognized the additional reserve for potential, but as yet, unreported losses.

          Policy acquisition costs for the 1994 first quarter were $3,635,000, a 50% increase when compared with $2,418,000 for the 1993 first quarter. Such increase is reflective of the improvement in the overall business, with particular emphasis in commercial property line which carries higher commission rates.

          The Company's portion of the property and casualty insurance segment's pretax earnings for the 1994 first quarter totaled $50,000 compared with $861,000 for the like 1993 period. Although the Company's Puerto Rican property and casualty insurance subsidiary pays no current U.S. federal income taxes on its earnings, such earnings are considered taxable for financial reporting purposes; therefore, the earnings from the property and casualty insurance subsidiary, net of minority interest, are included in the Company's federal income tax calculations.

                   KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

     Financial Condition, Capital Resources and Liquidity

     Redemption

          In March, 1994, the Company received $7,000,000 from Universal, the Company's property and casualty insurance subsidiary, representing the redemption of 20,424 shares of Universal's Class B voting common stock and 24,360 shares of Universal's Class C non-voting common stock. The March, 1994 redemption reduced the Company's ownership of Universal's voting common stock to 67% from 70%, prior to the redemption. Collectively to date, Universal has redeemed from the Company a total of 65,387 shares of voting Class B common stock and 24,360 shares of non-voting Class C common stock for a total redemption price of $15,000,000. Under previously announced options and redemption rights included in the merger between Eastern America and Universal, Eastern America Group which is the parent of the former Eastern America, could acquire 100% of Universal's stock over a period of up to twelve years. Eastern America Group owns the remaining 33% of Universal's voting common stock.

     Business Development

          As an expansion of the diesel repair segment, beginning in January, 1994, the Company is engaged through Rail Systems, Inc. ("Rail Systems") in the overhaul and repair of locomotive diesel engines and sale of replacement parts for locomotives. Rail Systems serves shortline and industrial railroads within the continental United States. In October, 1993, EMD, the world's largest manufacturer of diesel-electric locomotives, awarded an exclusive shortline and industrial rail distributorship to Rail Systems to provide replacement parts, service and support to these important and expanding markets.

          In March, 1994, the Company through its subsidiary, Americas Marine Express, Inc., began all-water marine transportation services between Memphis, Tennessee and Mexico, Guatemala, Honduras and El Salvador. The new transportation service utilizes a chartered foreign flag river/ocean vessel which offers direct sailing between the locations. The new service provides exporters and importers in the north, central and mid-south states with a direct shipping alternative between the locations on a fourteen day round trip basis. The direct all-water liner service accepts 20 foot and 40 foot containers, including refrigerated and tank containers, as well as other cargo on a space available basis.

                   KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

     Financial Condition, Capital Resources and Liquidity, Continued

     Liquidity

          The Company continued to generate significant cash flow from its operating segments to fund its capital expenditures, asset acquisitions, debt service and other operating requirements. Net cash from operating activities before changes in assets and liabilities totaled $13,611,000 for the 1994 first quarter, reflecting a 17% increase when compared with $11,629,000 reported for the like 1993 period.

          During each year, inflation has had a relatively minor effect on the financial results of the company. The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel can be passed through to its customers, while the segment's short-term, or spot business, is based principally on current prices. In addition, the marine transportation assets acquired and accounted for using the purchase method of accounting were adjusted to a fair market value and, therefore, the cumulative long-term effect on inflation was reduced. The repair portion of the diesel repair segment is based on prevailing current market rates. For the property and casualty insurance segment, 97% of its investments were classified as available-for-sale or short-term investments, which consist primarily of United States Governmental instruments.

          Universal is subject to dividend restrictions under the stockholders' agreement between the Company, Universal and Eastern America Group. In addition, Universal is subject to industry guidelines and regulations with respect to the payment of dividends.

          The Company has no present plan to pay dividends on common stock in the near future.

                   KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings

          For a detailed explanation of the material pending legal proceedings against the Company, please refer to the Form 10-K for the year ended December 31, 1993.

     Item 4.   Results of Votes of Security Holders

     (a)       The Registrant held  its Annual Meeting of  Stockholders on April
               19, 1994.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees were re-elected.

               Directors elected were George F. Clements, Jr., J. Peter Kleifgen, William M. Lamont, Jr., C. W. Murchison, III, George A. Peterkin, Jr., J. H. Pyne, Robert G. Stone, Jr. and J. Virgil Waggoner. No other directors previously in office continued as a director or continued in office after the meeting.

     (c) Briefly described below are other matters approved by the stockholders at the Annual Meeting and the number of affirmative, negative and abstained votes with respect to the matters:

               Proposal to approve the 1994 Employee Stock Option Plan.

                    For            21,490,000
                    Against         1,669,000
                    Abstain            91,000

               Proposal to approve the 1994 Nonemployee Director Stock Option Plan.

                    For            22,486,000
                    Against           591,000
                    Abstain           173,000

               Proposal to approve the 1993 Stock Option Plan for Robert G. Stone, Jr.

                    For            22,362,000
                    Against           677,000
                    Abstain           211,000

                   KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             PART II - OTHER INFORMATION

     Item 4    Results of Votes of Security Holders, Continued


               Proposal to amend the 1989 Director Stock Option Plan reducing the number of stock options automatically granted to future Directors from 10,000 shares to 5,000 shares of Common Stock.

                    For            23,148,000
                    Against            22,000
                    Abstain            80,000

     Item 6.   Exhibits and Reports on Form 8-K

     (a)       Exhibits:

               11.0 Computation of Earnings per Common Share.

     (b)       Reports on Form 8-K:

               There were no reports on Form 8-K filed for the three months ended March 31, 1994.




                                      SIGNATURES

          Pursuant to the  requirements of  the Securities and  Exchange Act  of
     1934, the   Registrant  has duly  caused this  report to be  signed on  its behalf by the undersigned thereunto duly authorized.


                                        Kirby Corporation
                                        (Registrant)



                                        By:  G. Stephen Holcomb
                                             -----------------------------
                                             G. Stephen Holcomb
                                             Vice President and Controller

     Dated:    May 9, 1994