Form 10-Q
period 1994-06-30
KIRBY CORP
filed 1994-08-05
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q

       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                    For the quarter ended June 30, 1994

       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

  Commission File   1-7615
      Number

                               Kirby Corporation
                         ------------------------------
            (Exact name of registrant as specified in its charter)

                  Nevada                              74-1884980
       ------------------------------      ---------------------------------
      (State or other jurisdiction of      (IRS Employer Identification No.)
       incorporation or organization)

      1775 St. James Place, Suite 300,
               Houston, TX                              77056-3453
  ----------------------------------------           ---------------------
  (Address of principal executive offices)                 (Zip Code)

                                  (713) 629-9370
                     ----------------------------------------
               (Registrant's telephone number, including area code)

                                     No Change
                     ----------------------------------------
            (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]       No   [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on August 5, 1994 was 28,313,587.

                        PART 1 - FINANCIAL INFORMATION
                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                                    ASSETS

                                                  June 30,  December 31,
                                                    1994        1993
                                                  --------  ------------
                                                     ($ in thousands)
Marine Transportation, Diesel Repair and Other
 Current assets:
  Cash and invested cash                          $     --       1,999
  Accounts and notes receivable, net of allowance
   for doubtful accounts                            51,279      50,722
  Inventory - finished goods, at lower of average
   cost or market                                    8,630       7,531
  Prepaid expenses                                   5,953       7,393
  Deferred taxes                                     1,520       2,768
                                                    ------     -------
     Total current assets                           67,382      70,413
                                                   -------     -------
 Property and equipment, at cost                   418,390     406,675
  Less allowance for depreciation                  138,764     125,459
                                                   -------     -------
                                                   279,626     281,216
                                                   -------     -------
 Excess cost of consolidated subsidiaries            8,753       7,429
 Noncompete agreements, net of accumulated
  amortization of $8,345 ($7,298 at December 31,
  1993)                                              4,705       5,752
 Other assets                                       18,690      13,575
                                                   -------     -------
     Total assets - Marine Transportation, Diesel
      Repair and Other                             379,156     378,385
                                                   -------     -------
Insurance
 Investments:
  Available-for-sale securities                    130,414     102,175
  Short-term investments                            16,835      25,128
                                                   -------     -------
                                                   147,249     127,303
 Cash and invested cash                                105      12,937
 Accrued investment income                           2,017       1,998
 Accounts and notes receivable, net of allowance
  for doubtful accounts                             25,490      12,195
 Reinsurance receivable on paid losses              12,978      15,186
 Prepaid reinsurance premiums                        6,671       5,773
 Deferred policy acquisition costs                   9,870       7,279
 Property and equipment, at cost, net of
  allowance for depreciation                         2,384       2,197
                                                   -------     -------
     Total assets - Insurance                      206,764     184,868
                                                   -------     -------
                                                  $585,920     563,253
                                                   =======     =======

           See accompanying notes to condensed financial statements.
                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30,   December 31,
                                                1994          1993
                                              --------    ------------
                                                  ($ in thousands)
Marine Transportation, Diesel Repair and
 Other
   Current liabilities:
     Current portion of long-term debt        $ 10,962        10,962
     Accounts payable                           14,571        11,767
     Accrued liabilities                        25,842        27,898
     Deferred revenues                           3,981         5,637
                                               -------       -------
       Total current liabilities                55,356        56,264
                                               -------       -------
   Long-term debt, less current portion        109,216       109,597
   Deferred taxes                               39,822        39,735
   Other long-term liabilities                   8,329         8,913
                                               -------       -------
       Total liabilities - Marine
         Transportation, Diesel Repair and
         Other                                 212,723       214,509
                                               -------       -------
Insurance
   Losses, claims and settlement expenses       57,171        49,930
   Unearned premiums                            77,078        61,558
   Reinsurance premiums payable                  6,254         5,377
   Deferred Puerto Rico taxes                    1,268         3,549
   Other liabilities                             8,172         4,576
   Minority interest in consolidated            10,172        12,005
    insurance subsidiary                       -------       -------
       Total liabilities - Insurance           160,115       136,995
                                               -------       -------
Contingencies and Commitments                       --            --
Stockholders' Equity:
   Preferred stock, $1.00 par value per
    share.  Authorized 20,000,000 shares            --            --
   Common stock, $.10 par value per share.
    Authorized 60,000,000 shares, issued
    30,782,000 shares (30,759,000 at
    December 31, 1993)                           3,076         3,076
   Additional paid-in capital                  156,435       156,340
   Unrealized net gains (losses) in value of
    long-term investments                         (770)        4,440
   Retained earnings                            67,429        61,339
                                               -------       -------
                                               226,170       225,195
   Less cost of 2,468,000 shares in treasury
    (2,555,000 at December 31, 1993)            13,088        13,446
                                               -------       -------
                                               213,082       211,749
                                               -------       -------
                                              $585,920       563,253
                                               =======       =======

           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                   Three months ended   Six months ended
                                         June 30,           June 30,
                                   ------------------  ------------------
                                     1994      1993      1994      1993
                                   --------  --------  --------  --------
                                      ($ in thousands, except per share
                                                  amounts)
Revenues:
 Transportation                    $ 74,025  69,451    147,412   122,224
 Diesel repair                       11,646   8,110     21,817    17,734
 Net premiums earned                 15,305  13,559     29,415    22,605
 Commissions earned on reinsurance    1,148     916      2,455     1,622
 Investment income                    2,452   1,945      4,388     3,832
 Gain on disposition of assets           75     198        236       434
 Realized gain on investments            90     168        848       279
                                    -------  ------    -------   -------
                                    104,741  94,347    206,571   168,730
                                    -------  ------    -------   -------
Costs and expenses:
 Costs of sales and operating
  expenses (except as shown below)   55,004  48,324    111,429    87,102
 Losses, claims and settlement
  expenses                           14,784  10,569     25,908    17,085
 Policy acquisition costs             3,644   2,971      7,278     5,388
 Selling, general and
  administrative                     11,807  10,749     23,732    19,605
 Taxes, other than on income          4,232   3,090      7,822     5,951
 Depreciation and amortization        7,887   7,164     15,681    13,325
 Minority interest expense              532    (100)     1,179       115
                                    -------  ------    -------   -------
                                     97,890  82,767    193,029   148,571
                                    -------  ------    -------   -------

   Operating income                   6,851  11,580     13,542    20,159
Interest expense                      1,957   2,010      3,766     4,750
                                      -------  ------    -------   -------

   Earnings before taxes on income    4,894   9,570      9,776    15,409
Provision for taxes on income         1,701   3,070      3,686     5,064
                                    -------  ------    -------   -------

   Net earnings                    $  3,193   6,500      6,090    10,345
                                    =======  ======    =======   =======

Earnings per share of common stock $    .11     .26        .21       .43
                                    =======  ======    =======   =======

           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                        Six months ended
                                                            June 30,
                                                       ------------------
                                                         1994      1993
                                                       --------  --------
                                                        ($ in thousands)
Net earnings                                           $  6,090   10,345
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Earnings of minority shareholders and
       unconsolidated affiliates                          1,135       --
     Gain on disposition of assets                         (236)    (434)
     Realized gain on investments                          (849)    (279)
     Depreciation and amortization                       15,681   13,325
     Increase in deferred tax items                       1,336    2,736
     Increase (decrease) in deferred maintenance
       expenses                                          (1,865)     859
     Other noncash adjustments to earnings                   43       25
     Decrease (increase) in cash from other changes
       in operating working capital of:
         Marine transportation, diesel repair and
           other                                         (5,314)  (6,767)
         Insurance                                       10,639   (4,899)
                                                         ------  -------
           Net cash provided by operating activities     26,660   14,911
                                                         ------   ------
Cash flow from investing activities:
 Proceeds from sale and maturities of investments        22,364   17,346
 Purchase of investments                                (57,668) (20,128)
 Net decrease in short-term investments                   5,705        8
 Capital expenditures                                   (12,528) (10,640)
 Purchase of assets of marine transportation
   companies:
     Property, equipment and other assets, net               --  (24,129)
     Intangible assets                                       --   (2,001)
 Proceeds from disposition of assets                        564      937
 Other                                                       --      511
                                                         ------  -------
           Net cash used by investing activities        (41,563) (38,096)
                                                         ------  -------

Cash flow from financing activities:
 Borrowings on bank revolving credit loan                87,900   88,864
 Payment on bank revolving credit loan                  (80,300) (57,900)
 Payments under long-term debt                           (7,981)  (7,981)
 Proceeds from exercise of stock options                    453       15
                                                         ------  -------
           Net cash provided by financing activities         72   22,998
                                                         ------  -------
           Decrease in cash and invested cash           (14,831)    (187)
Cash and invested cash, beginning of year                14,936    7,300
                                                         ------  -------
Cash and invested cash, end of period                  $   (105)   7,113
                                                        =======  =======
Supplemented disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                            $  3,813    5,786
   Income taxes                                        $  3,400    1,100
 Noncash investing and financing activity:
   Assumption of liabilities in connection with
     mergers with and purchase of assets of marine
     and diesel repair companies                       $     --   11,445
   Issuance of stock in connection with purchase of
     marine transportation companies                   $     --   14,725
   Issuance of stock in connection with conversion of
     7 1/4% convertible debentures                     $     --   50,000

           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994 and December 31, 1993, and the results of operations for the three months and six months ended June 30, 1994 and 1993.

(1)  BASIS FOR PREPARATION OF THE SIX MONTH FINANCIAL STATEMENTS

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

(2)  ACQUISITIONS

     On July 1, 1994, a wholly owned subsidiary of the Company completed the purchase of a U.S. flag tanker from Tosco Refining Company ("Tosco"). The single hull tanker is currently undergoing capitalized restorations and modifications and is scheduled to be placed in service in September, 1994. The tanker will be utilized in the carriage of refined petroleum products in United States coastwise trade and will operate under a three year charter. The tanker has a capacity of 266,000 barrels and a deadweight tonnage of 37,750. The tanker will be retired from service in accordance with the Oil Pollution Act of 1990 ("OPA") on January 1, 1999. The asset purchase was funded by borrowings under the Company's established bank revolving credit agreement and is accounted for in accordance with the purchase method of accounting.

     On July 1, 1994, the Company announced the signing of a letter of intent to purchase from The Dow Chemical Company ("Dow"), 65 inland tank barges, one river towboat and two shifting boats. Also, the Company will assume, with the lessors' consent, the lease or purchase of an additional 31 inland tank barges and two towboats presently in Dow's service. Under the terms of the letter of intent, Dow will enter into a long-term contract with a subsidiary of the Company to provide service for all of Dow's inland bulk liquid marine transportation requirements for a period of 10 years. Dow is a major manufacturer of petrochemicals, industrial chemicals and related bulk liquid products and historically has used its own barges and outside towing resources to service its inland marine transportation requirements. Dow produces its products at its Freeport, Texas manufacturing complex, other plants in Louisiana and at various other United States locations. A number of the Dow plants, as well as their suppliers and customers, rely extensively on water transportation for moving products between Dow's manufacturing facilities, for shipment to the ultimate users and to move certain raw materials purchased by

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(2)  ACQUISITIONS (Continued)

Dow. The closing of the transaction, expected in the 1994 fourth quarter, is subject to appropriate regulatory filings and approvals presently underway and the negotiation of the necessary definitive agreements and approvals by the management of the Company and Dow. The asset purchase, if consummated, will be funded by borrowings under the Company's revolving credit agreement. On July 21, 1994, a wholly owned subsidiary of the Company completed the purchase of three U.S. flag tankers from OMI Corp. ("OMI") for $23,750,000. The single hull tankers will transport refined petroleum products primarily between the
United States Gulf Coast, Florida and the mid-Atlantic states. The three tankers currently operate in the spot market, however, effective October, 1994, one tanker goes under a six-months' charter and effective November, 1994, one tanker is chartered for a one year period. Both of the charters have option
periods.   Each  of the tankers has a total capacity of 266,000 barrels  and  a deadweight tonnage of 37,853. In accordance with the OPA, the three tankers will be retired from service on January 1, 2000. Funding for the transaction was provided through the Company's established bank revolving credit agreement. The operations of the three tankers are included as part of the Company's operations effective July 21, 1994, in accordance with the purchase method of accounting.

(3)  TAXES ON INCOME

     Earnings before taxes on income and details of the provision for taxes on income for United States and Puerto Rico operations for the three months and six months ended June 30, 1994 and 1993 are as follows:

                                   Three months ended   Six months ended
                                        June 30,            June 30,
                                     1994      1993      1994      1993
                                              ($ in thousands)
Earnings before taxes on income:
   United States                   $3,856     8,728    6,688     13,701
   Puerto Rico                      1,038       842    3,088      1,708
                                    -----     -----    -----     ------
                                   $4,894     9,570    9,776     15,409
                                    =====     =====    =====     ======
Provision for taxes on income:
   United States:
      Current                      $1,131     1,507    2,199      2,328
      Deferred                        799     1,763    1,335      2,936
      State and municipal              73        --      152         --
                                    -----     -----    -----      -----
                                   $2,003     3,270    3,686      5,264
                                    =====    ======    =====      =====
   Puerto Rico:
      Deferred                     $ (302)     (200)      --      (200)
                                    =====    ======    =====     ======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(4)  INSURANCE DISCLOSURE

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

(5)  CONTINGENCIES AND COMMITMENTS

     In June, 1994, the Company's wholly owned subsidiary, Dixie Carriers, Inc., received notification from the United States Environmental Protection Agency ("EPA") that it may be a potentially responsible party with respect to a shipyard hazardous waste site in Slidell, Louisiana. As a result of the early stage of this investigation and the limited information available regarding the matter, and considering that over 250 other parties received identical notifications, and that Management does not recall ever doing business with this particular shipyard, it is not possible for the Company to determine whether the Company has any liability, either contractual or statutory with respect to the matter referenced in the notice sent by the EPA, or if such liability exists, the amount thereof.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations

     The Company reported net earnings of $6,090,000, or $.21 per share, for the first six months of 1994, compared with net earnings of $10,345,000, or $.43 per share, reported for the first six months of 1993. Net earnings for the 1994 second quarter totaled $3,193,000, or $.11 per share, compared with net earnings of $6,500,000, or $.26 per share, reported for the corresponding 1993 quarter.

     The Company conducts operations in three business segments: marine transportation, diesel repair and property and casualty insurance. The sum of the three business segment's pretax earnings exceeds the Company's consolidated pretax earnings due primarily to general corporate expenses. A discussion of each segment follows:

Marine Transportation

     The Company's marine transportation segment reported transportation revenues for the first six months of 1994 of $147,412,000, reflecting a 21% increase when compared with $122,224,000 reported for the first half of 1993. Second quarter 1994 transportation revenues equaled $74,025,000, an increase of 7% when compared with 1993 second quarter revenues of $69,451,000.

    Revenues for the 1994 first half and second quarter reflect the operations during the 1994 periods of three marine transportation companies acquired during the 1993 year, TPT Transportation on March 3, AFRAM Lines (USA) Co., Ltd. on May 14 and Chotin Transportation Company ("Chotin") on December 21. All three of the acquisitions were accounted for under the purchase method of accounting.

     During April and part of May, high water on certain waterways curtailed operations. However, conditions were much improved over the 1994 first quarter when transportation operations were curtailed to varying degrees by the adverse winter weather conditions which hampered the efficiencies of operations in inland as well as coastal movements.

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

     Movements of inland industrial chemicals for the petrochemical industry, handled by the segment's Inland Chemical Division, continued to reflect signs of improvement as equipment utilization and rates continued to increase during the 1994 first half. Such increases primarily relate to improved performance by the chemical manufacturers.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations, Continued

     The Inland Chemical Division operates under long-term contracts and spot movements of products. Currently, the majority of such movements are under term contracts, which, may be less than current spot market rates. Since March, 1994, the Division has experienced spot rate increases, however, such increases are not reflected in the majority of the contract movements, until such time as the contracts are renewed.

     Liquid fertilizer and anhydrous ammonia movements during the 1994 first half and second quarter remain strong compared with the corresponding 1993 periods. With the 1993 year resulting in reduced yields and a low level of grain stock, partially due to the 1993 upper Mississippi flooding, acreage planting has increased and the demand for nitrogen fertilizer has remained strong.

    The Inland Refined Products Division, which moves inland refined petroleum products (gasoline, diesel fuel and jet fuel), continued to experience a strong demand for gasoline movements during the 1994 first six months and second quarter. Enhanced with the December 21, 1993 acquisition from Chotin of 53 inland tank barges and a transportation agreement that expires in the year 2000, the Inland Refined Products Division substantially increased the Company's presence in the contract and spot movements of refined petroleum products on the Mississippi River System.

     The Inland Refined Products Division, like the Inland Industrial Chemical Division, operates under long-term contracts as well as spot market movements. During the first half of 1994, the majority of such movements were spot movements which, are currently higher than the majority of movements performed under long-term contracts. The Inland Refined Products Division has also experienced spot market increases and has benefited from its higher spot to contract percentage.

     The  Offshore  Division, which participates in both the  liquid  and  dry markets, experienced significant weakness during the first half of 1994. Offshore movements of refined products have been particularly weak during the first half, even though the harsh winter season resulted in an increase in movements during the 1994 first quarter. During such period, three tankers and one barge and tug unit, which were engaged in the spot market trade, worked in the northeast delivering heating oil. Profitability of such spot market movements was adversely affected by the winter weather conditions, which hampered operating efficiencies. During the 1994 second quarter, due to the continued weakness, up to 33% of the Company's spot market fleet was idle at various times. Spot market rates remain extremely competitive and current period term charters are difficult to obtain due to excess equipment capacity in the liquid market.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations, Continued

     Likewise, requirements for transportation of food commodities and related products under the United States Government's preference aid cargo program and military household cargo movements have also remained weak throughout the first half of 1994. The Company was successful during the 1994 first half in employing its three freighters and one barge and tug unit operating in this market, however, at rates that were significantly lower than prior year rates. For the 1994 first half, available movements have decreased, creating excess equipment capacity in the market and thereby, resulting in reduced rates. The softness in the overall preference aid cargo market has also negatively affected the Company's other offshore barge and tug units, which periodically operate in the preference aid market as a supplement to their long-term contract movements. During the 1994 first quarter, the Company's offshore barge and tug unit experienced difficulties with collection of its containers from several voyages carrying preference aid cargo to politically unstable
Haiti. Collectively, the voyages to Haiti reduced the Company's earnings before taxes by an estimated $1,750,000.

     The Company's foreign flag container service, which commenced operations in February, 1994, provides a direct water transportation service from mid-America (Memphis) to Mexico and Central America. Such service has encountered aggressive pricing from competitors that has resulted in a much slower than anticipated acceptance of the service. Although volumes are increasing with each voyage, the operation continues to suffer operating losses. Evaluations are currently underway and a decision will be made in the near future on whether profitability can be attained soon enough to warrant continuation of the service.

      Costs   and  expenses,  excluding  interest  expense,  for  the   marine
transportation segment for the first six months of 1994 totaled $134,668,000, an increase of 30% over the comparable first half of 1993 when costs and expenses totaled $103,467,000. Second quarter 1994 costs and expenses, excluding interest expense, increased to $67,756,000, reflecting a 16% increase over second quarter 1993 totals of $58,187,000. A major portion of the increases reflects the costs and expenses, including depreciation, associated with the acquisitions and merger consummated during the first half of 1993. The initial expense of the captive subsidiary required the recording of such $1,100,000 of anticipated losses for the Company's applicable subsidiaries. In addition, the increases reflect higher equipment costs, welfare costs, general and administrative costs and inflationary increases in other costs and expenses.

     The  marine transportation earnings before taxes on income for  the  1994 first  six  months totaled $9,821,000 compared with $15,919,000 for  the  first
half  of  1993.   Second quarter 1994 pretax earnings were $4,721,000  compared with $9,726,000 reported for the 1993 second quarter.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations, Continued

     The Offshore Division's coastwise refined products market is expected to continue to remain weak into the 1994 third quarter. During the 1994 third and fourth quarters, the market is anticipated to improve substantially in both utilization and rates as refiners and wholesalers begin building inventories of reformulated gasolines, which are required to be ready for sale by January, 1995, to meet the requirements of the Clean Air Act. By the middle of the fourth quarter, the Company will have at least 10 of its current 12 offshore liquid units operating under term charters currently in place at rates that should achieve or surpass prior years' profitability and are significantly higher than current spot market rates.

Diesel Repair

    The Company's diesel repair segment reported diesel repair and parts sales revenues of $21,816,000 for the first half of 1994, reflecting a 23% increase compared with $17,735,000 for the corresponding 1993 period. Second quarter 1994 revenues equaled $11,646,000, an increase of 44% when compared with 1993 second quarter revenues of $8,110,000.

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

     The Marine Diesel Repair Division continues to operate in an extremely competitive market that has negatively affected operating margins. The Midwest facility's inland marine dry bulk customers continue to suffer from the effects of the 1993 upper Mississippi River flood and current depressed coal and grain markets. The West Coast facility continues to feel the effects of the United States military cutback and continued slow vessel maintenance from the Pacific commercial fishing fleet operations.

    The Rail Diesel Repair Division commenced operations in January, 1994, and generated revenues of $4,045,000 during the first six months of 1994 and $2,395,000 during the 1994 second quarter. Substantially all of the revenues were generated from direct parts sales. For its first six months of operations, the Division recorded a modest profit. The Division serves as the exclusive shortline and industrial rail distributor of aftermarket parts and service for the Electro-Motor Division of General Motors ("EMD"), the world's largest manufacturer of diesel-electric locomotives.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations, Continued

     Costs and expenses, excluding interest expense, for the diesel repair segment for the first six months of 1994 totaled $20,486,000, reflecting a 24% increase compared with $16,524,000 for the first half of 1993. Second quarter costs and expenses totaled $10,849,000 compared with $7,560,000 for the like 1993 quarter, reflecting a 44% increase. The increase for both periods primarily relates to the costs and expenses associated with the Rail Diesel Repair Division for 1994, as well as continued competitive conditions and their negative effect on the profit margins in the Marine Diesel Repair Division.

     Earnings before taxes on income for the diesel repair segment totaled $1,182,000 for the first half of 1994 compared with $1,095,000 for the first
half  of  1993.   Second  quarter 1994 earnings before  taxes  on  income  were
$719,000 compared with $479,000 reported for the 1993 second quarter.

Property and Casualty Insurance

     The Company's Puerto Rican property and casualty insurance segment reported net premiums written for the first six months of 1994 of $56,587,000, a 102% increase over the $27,971,000 reported for the like 1993 period. Second quarter 1994 net premiums written increased 114% to $30,470,000, compared with $14,214,000 reported for the second quarter of 1993. With particular emphasis on the vehicle single-interest line of business, the segment has been successful in generating single-interest business from new financial institution customers and portfolio transfers. In addition, a change in the Puerto Rico export tax laws during 1994 resulted in lower prices on United States manufactured automobiles sold in Puerto Rico. Such lowering of prices has resulted in improved automobile sales, thereby enhancing Universal's net premiums written.

     Net premiums earned for the first six months of 1994 totaled $29,415,000, a 30% increase over the $22,605,000 reported for the 1993 first six months. Net premiums earned for the 1994 second quarter increased 13% to $15,305,000 when compared with $13,559,000 reported for the 1993 second quarter. Premiums earned for amortization purposes are recognized over the life of the policies written, therefore, the substantial increase in premiums written will be reflected in earnings over future periods. Net premiums earned continued to be negatively affected by the high reinsurance costs for the commercial multiple-peril line associated with the ceding of a portion of the gross premium under the segment's reinsurance program. Some stabilization in such rates has occurred during the 1994 first half; however, the reinsurance rates remain high.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations, Continued

     Losses, claims and settlement expenses for the 1994 first six months totaled $22,702,000 compared with $17,085,000 for the 1993 first half. Second quarter 1994 losses, claims and settlement expenses totaled $11,077,000 compared with $10,569,000 for the 1993 second quarter. Such 33% and 5%, respectively, increases reflect the significant improvement in business volume, with particular emphasis in the vehicle single-interest and double-interest business and commercial multiple peril business. The 1994 six months' total includes $2,000,000 of additional reserves for potential losses associated with the Company's Bermuda reinsurance subsidiary. Since ceasing participation in the reinsurance market in 1990, the Company continues to take steps to expedite its withdrawal from the business and recognized the additional reserve for potential, but as yet, unreported losses.

    Policy acquisition costs for the 1994 first half totaled $7,278,000, a 35% increase over the 1993 first half costs of $5,388,000. Second quarter 1994 policy acquisition costs equaled $3,644,000, a 23% increase when compared with $2,971,000 reported for the second quarter of 1993. The increase for both periods reflects the growth in the commercial property lines of insurance, which generally carry higher commission rates and the commission earned from the substantial increase in the vehicle single-interest business.

     The Company's portion of the property and casualty insurance segment's pretax earnings for the six months ended June 30, 1994 totaled $1,088,000 compared with $1,699,000 for the first half of 1993. Second quarter 1994 pretax earnings of the property and casualty insurance segment applicable to the Company totaled $1,038,000 compared with $837,000 for the second quarter of 1993.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Financial Condition, Capital Resources and Liquidity

Redemption

     In March, 1994, the Company received $7,000,000 from Universal, the Company's property and casualty insurance subsidiary, representing the redemption of 20,424 shares of Universal's Class B voting common stock and 24,360 shares of Universal's Class C non-voting common stock. The March, 1994 redemption reduced the Company's ownership of Universal's voting common stock to 67% from 70%, prior to the redemption. Collectively to date, Universal has redeemed from the Company a total of 65,387 shares of voting Class B common stock and 24,360 shares of non-voting Class C common stock for a total redemption price of $15,000,000. Under previously announced options and redemption rights included in the merger between Eastern America and Universal, Eastern America Group, the parent of the former Eastern America, could acquire 100% of Universal's stock over a period of up to twelve years. Eastern America Group owns the remaining 33% of Universal's voting common stock.

Business Development

     As an expansion of the diesel repair segment, beginning in January, 1994, the Company is engaged through Rail Systems, Inc. ("Rail Systems") in the overhaul and repair of locomotive diesel engines and sale of replacement parts for locomotives. Rail Systems serves shortline and industrial railroads within the continental United States. In October, 1993, EMD, the world's largest manufacturer of diesel-electric locomotives, awarded an exclusive shortline and industrial rail distributorship to Rail Systems to provide replacement parts, service and support to these important and expanding markets. Revenues for Rail Systems for the first six months of 1994 and the 1994 second quarter were $4,045,000 and $2,395,000, respectively. The operations of Rail Systems reflected a nominal operating profit for both the 1994 second quarter and first six months.

     In March, 1994, the Company through its subsidiary, Americas Marine Express, Inc., began all-water marine transportation services between Memphis, Tennessee and Mexico, and Central America. The new transportation service utilizes a chartered foreign flag river/ocean vessel that offers direct sailing between the locations. The new service provides exporters and importers in the north, central and mid-south states with a direct shipping alternative between the locations on a fourteen day round trip basis. The direct all-water liner service accepts 20 foot and 40 foot containers, including refrigerated and tank containers, as well as other cargo on a space available basis. As noted in the Discussion and Analysis of the Results of Operations, Americas Marine has encountered aggressive pricing from competitors, slowing market acceptance of the service. The operation continues to suffer operating losses, although volumes are increasing with each voyage.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Financial Condition, Capital Resources and Liquidity, Continued

     In May, 1994, the Company entered into a contract for the construction of 12 double skin 29,000 barrel capacity inland tank barges for use in the movement of industrial chemicals and refined products. Delivery of the first barge is schedule for November, 1994, with the second barge expected in January, 1995, and the remaining 10 barges scheduled to be delivered one each month thereafter. The Company has the option under the contract to purchase 12 additional barges, with an expiration option date of February 1, 1995. The new construction program is consistent with the Company's long-term strategy of upgrading its equipment to service the needs of its customers and to enhance its market position.

     On July 1, 1994, a wholly owned subsidiary of the Company purchased a single hull U.S. flag tanker from Tosco. The single hull tanker is currently undergoing capitalized restorations and modifications. Scheduled to be placed in service in September, 1994, the tanker will be utilized in the carriage of refined petroleum products in United States coastwise trade and will operate under a three year charter. The tanker has a capacity of 266,000 barrels and a deadweight tonnage of 37,750 and is scheduled to be retired from service in accordance with the OPA on January 1, 1999. The Company's established bank revolving credit agreement provided funding for the transaction.

     On July 1, 1994, the Company announced the signing of a letter of intent to purchase from Dow, 65 inland tank barges, one river towboat and two shifting boats. Also, the Company will assume, with the lessors' consent, the lease or purchase of an additional 31 inland tank barges and two towboats presently in Dow's service. Under the terms of the letter of intent, Dow will enter into a contract with the Company's subsidiary to provide service for all of Dow's inland bulk liquid marine transportation requirements for a period of 10 years. Dow is a major manufacturer of petrochemicals, industrial chemicals and related bulk liquid products and historically has used its own barges and outside towing resources to service its inland marine transportation requirements. Dow produces its products at its Freeport, Texas manufacturing complex, other plants in Louisiana and at various other United States locations. A number of the Dow plants, as well as their suppliers and customers, rely extensively on water transportation for moving products between Dow's manufacturing facilities, for shipment to the ultimate users and to move certain raw materials purchased by Dow. The closing of the transaction, expected in
December, 1994, is subject to appropriate regulatory filings and approvals presently underway and the negotiation of the necessary definitive agreements and approvals by the management of the Company and Dow. The asset purchase, if consummated, will be funded by borrowings under the Company's revolving credit agreement.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Financial Condition, Capital Resources and Liquidity, Continued

     On July 21, 1994, a wholly owned subsidiary of the Company purchased three U.S. flag tankers from OMI for $23,750,000. The single hull tankers will transport refined petroleum products primarily between the United States Gulf Coast, Florida and the mid-Atlantic states. The three tankers currently operate in the spot market, however, one of the tankers goes under a six-month charter effective October, 1994 and one is chartered effective November, 1994 for a one year period. Both of the charters have option periods. Each of the tankers has a total capacity of 266,000 barrels and a deadweight tonnage of 37,853. In accordance with the OPA, the three tankers will be retired from service on January 1, 2000. Funding for the transaction will be provided through the Company's established bank revolving credit agreement.

Stock Repurchase

     On August 1, 1994, the Board of Directors authorized the Company to purchase up to 2,000,000 shares of its own common stock. Prior authorization for the repurchase of the Company common stock was superseded by this authorization. The company is authorized to purchase the common stock on the American Stock Exchange and in privately negotiated transactions. When purchasing common stock, the Company is subject to price, trading volume and other market considerations. Shares repurchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

    The Company continued to generate significant cash flow from its operating segments to fund its capital expenditures, asset acquisitions, debt service and other operating requirements. Net cash from operating activities before changes in assets and liabilities totaled $21,335,000 for the 1994 first six months and $7,723,000 for the 1994 second quarter compared with 1993 first six months of $26,577,000 and 1993 second quarter of $14,948,000.

     During each year, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts that generally contain cost escalation clauses whereby certain costs, including fuel can be passed through to its customers, while the segment's short-term, or spot business, is based principally on current prices. In addition, the marine transportation assets acquired and accounted for using the purchase method of accounting were adjusted to a fair market value and, therefore, the cumulative long-term effect on inflation was reduced. The repair  portion  of  the diesel repair segment is based on  prevailing  current market rates. For the property and casualty insurance segment, 97% of its investments were classified as available-for-sale or short-term investments, which consist primarily of United States Governmental instruments.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
- -------   -----------------

     For a detailed explanation of the material pending legal proceedings against the Company, please refer to the Form 10-K for the year ended December 31, 1993.

Item 6.   Exhibits and Reports on Form 8-K
- -------   --------------------------------

(a)  Exhibits:

     11.0 Computation of Earnings per Common Share.

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed for the six months ended June 30, 1994.




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

Dated:    August 5, 1994