Form 10-Q
period 1994-09-30
KIRBY CORP
filed 1994-11-09
CIK 56047

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C. 20549

                                        Form 10-Q

     [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                   For the quarter ended September 30, 1994

     [   ]         Transition report pursuant to Section 13 or 15(d) of the
                   Securities and Exchange Act of 1934

Commission File
    Number         1-7615

                               Kirby Corporation
__________________________________________________________________________
                (Exact name of registrant as specified in its charter)

           Nevada                                     74-1884980
_______________________________            ________________________________
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

1775 St. James Place, Suite 300, Houston, TX                  77056-3453
___________________________________________________________________________
   (Address of principal executive offices)                   (Zip Code)

                                 (713) 629-9370
___________________________________________________________________________
              (Registrant's telephone number, including area code)

                                   No Change
___________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   [ X ]          No   [   ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on November 9, 1994 was 28,313,587.

                          PART 1 - FINANCIAL INFORMATION
                    KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                              CONDENSED BALANCE SHEETS
                                     (Unaudited)
                                        ASSETS

                                                     September 30,  December 31,
                                                         1994           1993
                                                     -------------  ------------
                                                           ($ in thousands)
Marine Transportation, Diesel Repair and Other
 Current assets:
   Cash and invested cash                               $   6,419        1,999
   Accounts and notes receivable, net of
     allowance for doubtful accounts                       51,857       50,722
   Inventory - finished goods, at lower of average
     cost or market                                         8,686        7,531
   Prepaid expenses                                         7,661        7,393
   Federal income taxes receivable                          7,207           --
   Deferred taxes                                           1,542        2,768
                                                          -------      -------
      Total current assets                                 83,372       70,413
                                                          -------      -------
 Property and equipment, at cost                          451,569      406,675
   Less allowance for depreciation                        145,188      125,459
                                                          -------      -------
                                                          306,381      281,216
                                                          -------      -------
 Excess cost of consolidated subsidiaries                   9,546        7,429
 Noncompete agreements, net of accumulated amortization
  of $8,766,000 ($7,298,000 at December 31, 1993)           4,284        5,752
 Other assets                                              18,947       13,575
                                                          -------      -------
     Total assets - Marine Transportation, Diesel Repair
       and Other                                          422,530      378,385
                                                          -------      -------
Insurance
 Investments:
   Available-for-sale securities                          134,773      102,175
   Short-term investments                                  29,790       25,128
                                                          -------      -------
                                                          164,563      127,303
 Cash and invested cash                                       880       12,937
 Accrued investment income                                  2,884        1,998
 Accounts and notes receivable, net of allowance for
  for doubtful accounts                                    20,110       12,195
 Reinsurance receivable on paid losses                     11,610       15,186
 Prepaid reinsurance premiums                               7,847        5,773
 Deferred policy acquisition costs                         11,776        7,279
 Property and equipment, at cost, net of allowance
  for depreciation                                          2,538        2,197
                                                          -------      -------
      Total assets - Insurance                            222,208      184,868
                                                          -------      -------
                                                        $ 644,738      563,253
                                                          =======      =======
              See accompanying notes to condensed financial statements.
                     KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                CONDENSED BALANCE SHEETS
                                       (Unaudited)
                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    September 30, December 31,
                                                        1994          1993
                                                    ------------- ------------
                                                           ($ in thousands)
Marine Transportation, Diesel Repair and Other
   Current liabilities:
      Current portion of long-term debt               $  10,962      10,962
      Accounts payable                                   12,032      11,767
      Accrued liabilities                                30,541      27,898
      Deferred revenues                                   4,947       5,637
                                                        -------     -------
         Total current liabilities                       58,482      56,264
                                                        -------     -------
   Long-term debt, less current portion                 135,373     109,597
   Deferred taxes                                        43,460      39,735
   Other long-term liabilities                            8,504       8,913
                                                        -------     -------
         Total liabilities - Marine
           Transportation, Diesel Repair and Other      245,819     214,509
                                                        -------     -------
Insurance
   Losses, claims and settlement expenses                61,748      49,930
   Unearned premiums                                     90,729      61,558
   Reinsurance premiums payable                           4,851       5,377
   Deferred Puerto Rico taxes                               921       3,549
   Other liabilities                                      8,181       4,576
   Minority interest in consolidated insurance sub.      17,146      12,005
                                                        -------     -------
         Total liabilities - Insurance                  183,576     136,995
                                                        -------     -------
Contingencies and Commitments                                --          --
Stockholders' Equity:
   Preferred stock, $1.00 par value per share.               --          --
      Authorized 20,000,000 shares
   Common stock, $.10 par value per share. Authorized
      60,000,000 shares, issued 30,782,000 shares
      (30,759,000 at December 31, 1993)                   3,076       3,076
   Additional paid-in capital                           156,434     156,340
   Unrealized net gains (losses) in value of
      long-term investments                              (2,114)      4,440
   Retained earnings                                     71,035      61,339
                                                        -------     -------
                                                        228,431     225,195
   Less cost of 2,468,000 shares in treasury
      (2,555,000 at December 31, 1993)                   13,088      13,446
                                                        -------     -------
                                                        215,343     211,749
                                                        -------     -------
                                                      $ 644,738     563,253
                                                        =======     =======

           See accompanying notes to condensed financial statements.

                     KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                            CONDENSED STATEMENTS OF EARNINGS
                                       (Unaudited)

                                          Three months ended  Nine months ended
                                             September 30,       September 30,
                                          ------------------  ----------------
                                             1994      1993     1994     1993
                                          ---------  -------  -------  -------
                                           ($ in thousands, except per share
                                                          amounts)

Revenues:
 Transportation                           $ 77,338   75,422   224,750  197,645
 Diesel repair                              11,755    6,921    33,572   24,656
 Net premiums earned                        14,561   11,250    43,977   33,855
 Commissions earned on reinsurance           1,103    1,626     3,557    3,247
 Investment income                           2,541    2,069     6,929    5,867
 Gain on disposition of assets                 316      142       552      610
 Realized gain on investments                  483      509     1,331      789
                                           -------   ------   -------  -------
                                           108,097   97,939   314,668  266,669
                                           -------   ------   -------  -------
Costs and expenses:
 Costs of sales and operating expenses
   (except as shown below)                  60,646   54,241   172,075  141,343
 Losses, claims and settlement expenses     12,770    8,350    38,678   25,435
 Policy acquisition costs                    3,641    3,214    10,919    8,602
 Selling, general and administrative        10,567    9,801    34,299   29,406
 Taxes, other than on income                 3,751    2,758    11,573    8,708
 Depreciation and amortization               8,345    7,476    24,026   20,801
 Minority interest expense                     451      671     1,630      787
                                           -------   ------   -------  -------
                                           100,171   86,511   293,200  235,082
                                           -------   ------   -------  -------
          Operating income                   7,926   11,428    21,468   31,587
Interest expense                             2,355    1,871     6,121    6,621
                                           -------   ------   -------  -------

          Earnings before taxes on income    5,571    9,557    15,347   24,966
Provision for taxes on income                1,965    4,511     5,651    9,575
                                           -------   ------   -------  -------

          Net earnings                    $  3,606    5,046     9,696   15,391
                                           =======   ======   =======  =======
Earnings per share of common stock        $    .13      .18       .34      .60
                                           =======   ======   =======  =======

           See accompanying notes to condensed financial statements.

                     KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                            CONDENSED STATEMENTS OF CASH FLOW
                                       (Unaudited)

                                                            Nine months ended
                                                              September 30,
                                                          ____________________
                                                             1994       1993
                                                          __________  ________
                                                             ($ in thousands)
Net earnings                                              $   9,696    15,391
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Gain on disposition of assets                             (552)     (520)
     Realized gain on investments                            (1,331)     (789)
     Depreciation and amortization                           24,026    20,801
     Increase in deferred taxes                               4,951     5,915
     Deferred scheduled maintenance costs                     2,076     1,496
     Earnings of minority stockholder and unconsolidated
      subsidiary                                              1,605       787
     Other noncash adjustments to earnings                      161        37
     Decrease (increase) in cash from other changes in
      operating working capital for:
        Marine transportation, diesel repair and other      (17,478)   (9,788)
        Insurance                                            32,273     1,562
                                                            -------    ------
          Net cash provided by operating activities          55,427    34,892
                                                            -------    ------
Cash flow from investing activities:
  Proceeds from sale and maturities of investments           37,417    28,651
  Purchase of investments                                   (91,149)  (32,444)
  Net decrease in short-term investments                      5,132     2,179
  Capital expenditures                                      (24,613)  (15,922)
  Purchase of assets of marine transportation companies:
     Property, equipment and other assets, net of assumed
      liabilities                                           (25,650)  (24,308)
     Intangible assets                                           --    (2,001)
  Proceeds from disposition of assets                         2,571     1,268
  Other                                                          --       397
                                                            -------    ------
          Net cash used in investing activities             (96,292)  (42,180)
                                                            -------    ------
Cash flow from financing activities:
  Borrowings on bank revolving credit loan                  181,000    97,264
  Payments on bank revolving credit loan                   (145,500)  (80,464)
  Payments under long-term debt                              (9,724)   (9,724)
  Sale of Universal stock to minority stockholder             7,000        --
  Proceeds from exercise of stock options                       452       252
                                                            -------    ------
          Net cash provided by financing activities          33,228     7,328
                                                            -------    ------
          Increase (decrease) in cash and invested cash      (7,637)       40
Cash and invested cash, beginning of year                    14,936     7,300
                                                            -------    ------
Cash and invested cash, end of period                     $   7,299     7,340
                                                            =======    ======

                     KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOW, Continued
                                        (Unaudited)

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                             $   5,436     6,822
     Income taxes                                         $   5,450     3,300
  Noncash investing and financing activity:
     Assumption of liabilities in connection with merger
      with marine transportation company                  $      --    11,445
     Issuance of stock in connection with purchase of
      marine transportation company                       $      --    14,725
     Issuance of stock in connection with conversion of
      7 1/4% convertible debentures                       $      --    50,000

           See accompanying notes to condensed financial statements.

                      KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          NOTES TO CONDENSED FINANCIAL STATEMENTS

      In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994 and December 31, 1993, and the results of operations for the three months and nine months ended September 30, 1994 and 1993.

(1)  BASIS FOR PREPARATION OF THE NINE MONTH FINANCIAL STATEMENTS

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

(2)  ACQUISITIONS

      On July 1, 1994, the Company announced the signing of a letter of intent to purchase from The Dow Chemical Company ("Dow") 65 inland tank barges, one river towboat and two shifting boats. Also, the Company will purchase, assume with owner's consent or sublease up to 31 additional inland tank barges and two towboats presently in Dow's service. Under the terms of the letter of intent, Dow will enter into a long-term contract with a subsidiary of the Company to provide service for Dow's inland bulk liquid marine transportation requirements for a period of ten years. Dow is a major manufacturer of petrochemicals, industrial chemicals and related bulk liquid products and historically has used its own barges and outside towing resources to service its inland marine transportation requirements. Dow produces its products at its Freeport, Texas manufacturing complex, other plants in Louisiana and at various other United States locations. A number of the Dow plants, as well as their suppliers and customers, rely extensively on water transportation for moving products between Dow's manufacturing facilities, for shipment to the ultimate users and to move certain raw materials purchased by Dow. The closing of the transaction, expected in mid-November, 1994, is subject to the negotiation of the necessary definitive agreements and approvals by the management of the Company and Dow. The asset purchase, if consummated, will be funded by borrowings under the Company's established bank revolving credit agreement and will be accounted for in accordance with the purchase method of accounting.

      On  July 1, 1994, a wholly owned subsidiary of the Company completed  the purchase of a U.S. flag tanker from Tosco Refining Company ("Tosco"). The single-hull tanker was placed in service in late August, 1994, after undergoing capitalized restorations and modifications. The tanker will be utilized in the carriage of refined petroleum products in United States coastwise trade and is operating under a three year charter. The tanker has a capacity of 266,000 barrels and a deadweight tonnage of 37,750. The tanker will be retired from service in accordance with the Oil Pollution Act of 1990 ("OPA 90") on January 1, 1999. The asset purchase was funded by borrowings under the Company's established bank revolving credit agreement and is accounted for in accordance with the purchase method of accounting.

                      KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          NOTES TO CONDENSED FINANCIAL STATEMENTS

(2)  ACQUISITIONS (Continued)

      On July 21, 1994, a wholly owned subsidiary of the Company completed the purchase of three U.S. flag tankers from OMI Corp. ("OMI") for $23,750,000. The single-hull tankers will transport refined petroleum products primarily between the United States Gulf Coast, Florida and the mid-Atlantic states. The three tankers operated in the spot market, however, during the majority of July, August and part of September, the tankers were idle due to the extreme weakness in the tanker market. Effective October, 1994, one tanker went under a six-months' charter and effective November, 1994, one tanker was chartered for a one year period. Both of the charters have extension options. Each of the tankers has a total capacity of 266,000 barrels and a deadweight tonnage of 37,853. In accordance with the OPA 90, the three tankers will be retired from service on January 1, 2000. Funding for the transaction was provided through the Company's established bank revolving credit agreement. The operations of the three tankers are included as part of the Company's operations effective July 21, 1994, in accordance with the purchase method of accounting.

(3)  TAXES ON INCOME

      Earnings before taxes on income and details of the provision for taxes on income for United States and Puerto Rico operations for the three months and nine months ended September 30, 1994 and 1993 are as follows:

                                            Three months       Nine months
                                               ended              ended
                                           September 30,      September 30,
                                          ----------------   ---------------
                                           1994      1993     1994     1993
                                          ------    ------   ------   ------
                                                   ($ in thousands)
Earnings before taxes on income:
   United States                         $ 4,281    7,652    10,969   21,353
   Puerto Rico                             1,290    1,905     4,378    3,613
                                          ------    -----     -----   ------
                                         $ 5,571    9,557    15,347   24,966
                                          ======    =====    ======   ======
Provision (credit) for taxes on income:
   United States:
      Current                            $(1,747)   1,332    (1,298)   3,660
      Deferred                             3,616    1,004     4,951    3,940
      State and municipal                     96       --       248       --
                                          ------    -----    ------   ------
                                         $ 1,965    2,336     3,901    7,600
                                          ======    =====    ======   ======
   Puerto Rico:
      Current                            $    --    1,750     1,750    1,750
      Deferred                                --      425        --      225
                                          ------    -----    ------   ------
                                         $    --    2,175     1,750    1,975
                                          ======    =====    ======   ======

                      KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          NOTES TO CONDENSED FINANCIAL STATEMENTS

(4)  INSURANCE DISCLOSURE

      In March, 1994, the Company received $7,000,000 from Universal Insurance Company ("Universal"), the Company's Puerto Rican property and casualty insurance subsidiary, representing the redemption of 20,424 shares of Universal's Class B voting common stock and 24,360 shares of Universal's Class C non-voting common stock. Since December, 1992, the date of the first redemption, Universal has redeemed from the Company a total of 65,387 shares of voting Class B common stock and 24,360 shares of non-voting Class C common stock for a total redemption price of $15,000,000. In August, 1994, Eastern America Financial Group, Inc. ("Eastern America Group") purchased from Universal 30,410 shares of Class A voting common stock for $7,000,000. The March redemption from the Company and the August Eastern America Group purchase from Universal reduced the Company's ownership of Universal's voting common stock to 58% from 70% prior to the transactions.

      Under previously announced options and redemption rights included in the merger between Eastern America Insurance Company ("Eastern America") and Universal, Eastern America Group, which is the parent of the former Eastern America, could acquire 100% of Universal's stock over a period of up to 12 years from September, 1992. Eastern America Group owns the remaining 42% of Universal's voting common stock.

                     KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

Results of Operations

      The Company reported net earnings of $9,696,000, or $.34 per share, for the first nine months of 1994, compared with net earnings of $15,391,000, or $.60 per share, reported for the first nine months of 1993. Net earnings for the 1994 third quarter totaled $3,606,000, or $.13 per share, compared with net earnings of $5,046,000, or $.18 per share, reported for the 1993 third quarter.

      The Company conducts operations in three business segments: marine transportation, diesel repair and property and casualty insurance. The sum of the three business segments' earnings before taxes on income exceeds the Company's consolidated earnings before taxes on income due primarily to general corporate expenses. A discussion of each segment follows:

Marine Transportation

      The Company's marine transportation segment reported transportation revenues for the first nine months of 1994 of $224,750,000, reflecting a 14% increase when compared with $197,645,000 reported for the first nine months of 1993. Third quarter 1994 transportation revenues totaled $77,338,000, an increase of 3% when compared with $75,422,000 reported for the 1993 third quarter.

      Revenues for the 1994 first nine months reflect the operations during the 1994 periods of three marine transportation companies acquired during the 1993 year, TPT Transportation on March 3, AFRAM Lines (USA) Co., Ltd. on May 14 and Chotin Transportation Company ("Chotin") on December 21. All three of the acquisitions were accounted for under the purchase method of accounting.

      As a provider of service for both the inland and offshore United States markets, the marine transportation segment operates through three divisions organized around the markets each services: the Inland Chemical Division, serving the inland industrial and agricultural chemical markets; the Inland Refined Products Division, serving the inland refined products market; and the Offshore Division, which serves the offshore petroleum products, container, dry bulk and palletized cargo markets.

      The Inland Chemical Division operates under long-term contracts, short-term contracts and spot movements of products. Currently, approximately 75% of such movements are under term contracts, which, may be at a lower rate than current spot market rates. Since March, 1994, the Division has experienced spot rate increases; however, such increases cannot be negotiated into contract movements until such time as the contracts are renewed.

      During the first nine months and third quarter of 1994, the Inland Chemical Division continued to benefit from positive improvements in equipment utilization and rates, generated primarily from a hike in the 1994 performance levels of the chemical manufacturers. The Division's river operation however, continues to experience pricing pressure in movements of chemicals in the Ohio River market.

                     KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

Results of Operations, Continued

     The demand for movements of liquid fertilizer and anhydrous ammonia by the Inland Chemical Division during the 1994 first nine months and third quarter remain strong when compared with the 1993 corresponding periods. Acreage planting in the Midwest farm belt has increased, partially due to the low levels of grain commodities generated during the 1993 year, the result of the 1993 upper Mississippi River flooding.

      The Company's Inland Refined Products Division, which moves refined petroleum products (gasoline, diesel fuel and jet fuel) on the inland waterway system, continues to experience full utilization of its fleet during the 1994 first nine months and 1994 third quarter. With the addition of 53 inland tank barges acquired from Chotin in December, 1993, and a transportation agreement through the year 2000, the Inland Refined Products Division substantially increased its market presence in the contract and spot movements of refined petroleum products on the Mississippi River System.

      The Inland Refined Products Division, like the Inland Chemical Division, operates under long-term contracts, short-term contracts and spot market movements. Approximately 40% of the Division's movements for the 1994 first nine months were under term contracts and the remaining 60% under spot market movements. Currently, spot market movements are higher than the majority of movements performed under contracts; therefore, the Division has benefited from its higher spot to contract percentage.

      The Offshore Division, which participates in the movements of both liquid and dry products, experienced weaknesses in all of its markets during the 1994 first nine months and 1994 third quarter, due primarily to excess equipment capacity and reduced demand for movements of products from each of the markets.

      The  offshore movement of refined products has remained weak  during  the
1994 first nine months, with the exception of the first quarter. During the first quarter, certain vessels were engaged in spot market trade delivering heating oil to the Northeast due to the harsh 1994 winter season. Profitability of such spot market movements was adversely affected by the winter weather conditions, which hampered operating efficiencies. During the 1994 second quarter, three of the Company's offshore liquid vessels were idle and during the 1994 third quarter, as many as six of the Company's offshore vessels were idle, including the three tankers acquired from OMI Corp. in July, 1994. During the 1994 second and third quarters, spot market rates were extremely low.

                     KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

Results of Operations, Continued

      Even though the offshore liquid market was extremely weak during the second and third quarters of 1994, the prospects for the 1994 fourth quarter and future years have improved. The requirement for the use of reformulated gasoline under the Clean Air Act in nine major metropolitan areas effective January 1, 1995, has been helpful in placing ten of the Company's twelve offshore liquid vessels under term charters which become effective during the 1994 fourth quarter. Such charters range from six months with options to three years with options and should lead to improved utilization, rates and operating profits. The remaining two vessels are engaged in shorter term movements at satisfactory rates. In addition, further tightening of the offshore liquid market occurred in mid-October, 1994 when the Houston area San Jacinto River flooding caused certain refined products pipelines serving the United States Northeast to break, suspending service for varying periods of days.

      Movements for the transportation of food commodities and related products under the United States Government's preference aid cargo programs and military household good movements, have also remained weak. Excess equipment capacity and a reduction in available movements have led to rates that were significantly lower than 1993 rates for the market. Such weakness in the market resulted in one of the Company's ships being idle for three weeks during the 1994 third quarter. The softness in the overall preference aid cargo market has also continued to negatively affect the Company's other offshore dry cargo barge and tug units that primarily work under a long-term contract with an electric utility company, but periodically operate in the preference aid market as a supplement to their long-term contract movements.

     During the 1994 first quarter, one of the Company's offshore barge and tug units experienced difficulties with collection of its empty containers from several voyages carrying preference aid cargo to Haiti which, during that time, was politically unstable. Collectively, the voyages to Haiti reduced the Company's 1994 first quarter earnings before taxes by an estimated $1,750,000.

     The Company's foreign flag container service, which provided a direct all-water transportation service from Memphis to Mexico and Central America, was discontinued effective August 24, 1994. Aggressive pricing from competitors resulted in slower than anticipated acceptance of the service. Volumes were increasing with each voyage; however, operating losses and the negative prospect for future profitability did not warrant continuation of the service. Since inception in February, 1994, the operation suffered operating losses through August 24 of approximately $1,925,000 ($1,250,000 after taxes or $.04 per share). Shut-down expenses are estimated to total approximately $450,000 ($300,000 after taxes or $.01 per share).

       Costs and expenses, excluding interest expense, for the marine transportation segment for the first nine months of 1994 totaled $206,025,000, an increase of 22% over the corresponding 1993 first nine months when costs and expenses totaled $168,905,000. Costs and expenses for the 1994 third quarter, excluding interest expense, increased to $71,357,000, an increase of 9% over second quarter 1993 totals of $65,437,000. The increase for both corresponding periods reflects the costs and expenses associated with the acquisitions and merger consummated in 1993 and the tankers acquired in July, 1994. Higher equipment costs, welfare costs, general and administrative expenses and

                     KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

Results of Operations, Continued

inflationary increases also contributed to the increase in the 1994 periods.

      The marine transportation earnings before taxes on income for the 1994 first nine months totaled $14,026,000 compared with $24,417,000 for the first nine months of 1993. Third quarter 1994 pretax earnings totaled $4,205,000 compared with $8,498,000 reported for the 1993 third quarter.

      The Company did not incur any physical damage to its equipment during the October, 1994 flooding in the Houston area and fires in the San Jacinto River, the result of breaks in crude and refined products pipelines caused by the flooding. Marine traffic in the Houston Ship Channel, which was at a standstill for several days, returned to normal and the Company does not anticipate any significant operating losses as a result of the events.

Diesel Repair

     The Company's diesel repair segment reported diesel repair and parts sales revenues of $33,572,000 for the first nine months of 1994, reflecting a 36% increase compared with $24,656,000 for the 1993 first nine months. Third quarter 1994 revenues totaled $11,755,000, an increase of 70% when compared with 1993 third quarter revenues of $6,921,000.

      The diesel repair segment is divided into two divisions organized around the markets they serve. The Marine Diesel Repair Division operates on all three coasts and in the Midwest through five facilities that repair and overhaul marine diesel engines and reduction gears, and sell related parts and accessories. The Rail Diesel Repair Division provides replacement parts, service and support nationwide to shortline railroads and industrial companies that operate diesel-electric locomotives.

      The Marine Diesel Repair Division operates in a competitive market that continues to press operating margins. The Midwest facility's inland marine dry bulk customers have rebounded from the effects of the 1993 upper Mississippi River flood that resulted in depressed coal and grain markets. Such recovery in the Midwest and Gulf Coast markets during the 1994 third quarter enhanced the Marine Diesel Repair Division's operating results. The West Coast facility continues to be negatively affected by the United States military cutbacks and delayed vessel maintenance from the Pacific commercial fishing fleet operations.

      The Rail Diesel Repair Division, which commenced operations in January, 1994, reported revenues for the first nine months of 1994 of $6,284,000 and $2,239,000 for the 1994 third quarter. Substantially all of the revenues were generated from direct parts sales. The Division reported a modest profit for its first nine months of operations. The Division serves as the exclusive shortline and industrial rail distributor of aftermarket parts and service for the Electro-Motive Division of General Motors ("EMD"), the world's largest manufacturer of diesel-electric locomotives.

                     KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

Results of Operations, Continued

      The diesel repair segment reported costs and expenses, excluding interest expense of $31,331,000 for the 1994 first nine months, a 36% increase compared with $23,042,000 reported for the first nine months of 1993. Third quarter costs and expenses totaled $10,845,000 compared with $6,518,000 for the like 1993 quarter, reflecting a 66% increase. The addition of the Rail Diesel Repair Division during the 1994 periods was the primary source of the increases.

      Earnings before taxes on income for the diesel repair segment totaled $2,013,000 for the first nine months of 1994 compared with $1,435,000 for the corresponding 1993 period. Third quarter 1994 earnings before taxes on income were $831,000 compared with $340,000 reported for the 1993 third quarter.

Property and Casualty Insurance

      The Company's Puerto Rican property and casualty insurance segment reported net premiums written for the 1994 first nine months of $90,064,000, an increase of 55% compared with $58,032,000 reported for the corresponding 1993 period. Premiums written for the 1994 third quarter totaled $33,477,000, an increase of 11% compared with $30,061,000 for the 1993 third quarter. Since the merger with Eastern America in September, 1992, the segment continues to place emphasis on automobile lines, particularly the single-interest line. New financial institution customers, portfolio transfers and an improvement in automobile sales in Puerto Rico have all led to the increase in net premiums written. Lower prices on United States manufactured automobiles in Puerto Rico, resulting from a 1994 change in Puerto Rican export tax laws, have resulted in improved automobile sales.

     Net premiums earned for the first nine months of 1994 totaled $43,977,000, a 30% increase over the $33,855,000 reported for the 1993 first nine months. Net premiums earned for the 1994 third quarter increased 29% to $14,561,000 compared with $11,250,000 reported for the 1993 third quarter. Net premiums earned reflect the amortization of net premiums written over the life of a policy. The substantial increase in net premiums written during the 1993 and 1994 years is therefore reflected in higher net premiums earned. Net premiums earned continued to be negatively affected by the high reinsurance costs for the commercial multiple-peril line associated with the ceding of a portion of the gross premium written under the segment's reinsurance program. Reinsurance rates remain high; however, some stabilization has occurred during the 1994 first nine months.

                     KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

Results of Operations, Continued

      Losses, claims and settlement expenses for the 1994 first nine months totaled $33,788,000, an increase of 33% compared with $25,435,000 for the first nine months of 1993. Third quarter 1994 losses, claims and settlement expenses totaled $11,087,000, a 33% increase when compared with $8,350,000 for the 1993 third quarter. The significant increase for both periods are reflective of the automobile single-interest and double-interest improvements in business volumes. In addition, the nine months' losses, claims and settlement expenses include $2,000,000 of additional reserves for potential, but as yet, unreported losses associated with the Company's Bermuda reinsurance subsidiary. The losses arose from the subsidiary's participation in certain property and casualty reinsurance lines from 1970 to 1990. Since ceasing participation in the reinsurance market in 1990, the Company continues to take steps toward expediting its withdrawal from the reinsurance business.

       Policy acquisition costs for the 1994 first nine months totaled $10,920,000, a 27% increase over the 1993 first nine months costs of $8,602,000. Third quarter 1994 policy acquisition costs equaled $3,640,000, a 13% increase when compared with $3,214,000 reported for the third quarter of 1993. The increase for both periods reflects the continued growth in the automobile single-interest and double-interest business and the continued emphasis in the commercial property lines of insurance, which generally carry a higher commission rate.

      The Company's portion of the property and casualty insurance segment's earnings before taxes on income for the first nine months of 1994 totaled $2,378,000 compared with pretax earnings of $3,599,000 for the 1994 first nine months. Third quarter 1994 earnings before taxes on income were $1,290,000 compared with $1,900,000 reported for the 1993 third quarter. The Company's ownership of Universal's voting common stock as of September 30,1994 was 58% compared with 70% as of September 30, 1993.

                    KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

Financial Condition, Capital Resources and Liquidity

Redemption

      In March, 1994, the Company received $7,000,000 from Universal, the Company's property and casualty insurance subsidiary, representing the redemption of 20,424 shares of Universal's Class B voting common stock and 24,360 shares of Universal's Class C non-voting common stock. Since December, 1992, Universal has redeemed from the Company a total of 65,387 shares of Class B common stock and 24,360 shares of Class C common stock for a total redemption price of $15,000,000.

      In August, 1994, Eastern America Group purchased an additional 30,410 shares of Class A voting common stock from Universal for $7,000,000.

      The March redemption from the Company and the August purchase by Eastern America Group reduced the Company's ownership of Universal's voting common stocks to 58% from 70% prior to the transactions. The Company owns 100% of Universal's non-voting Class C common stock as well as all of its preferred stock. Under previously announced options and redemption rights included in the merger between Eastern America and Universal, Eastern America Group could become the owner of 100% of Universal's stock over a period of up to twelve years from September, 1992. Eastern America Group owns the remaining 42% of Universal's voting common stocks.

Business Development

      As an expansion of the diesel repair segment, beginning in January, 1994, the Company is engaged through Rail Systems, Inc. ("Rail Systems") in the overhaul and repair of locomotive diesel engines and sale of replacement parts for locomotives. Rail Systems serves shortline railroads and industrial companies that operate diesel-electric locomotives within the continental United States. In October, 1993, EMD, the world's largest manufacturer of diesel-electric locomotives, awarded an exclusive shortline and industrial rail distributorship to Rail Systems to provide replacement parts, service and support to these important and expanding markets. Revenues for Rail Systems for the first nine months of 1994 and the 1994 third quarter were $6,284,000 and $2,239,000, respectively. The operations of Rail Systems reflected a nominal operating profit for both the 1994 first nine months and third quarter.

      In May, 1994, the Company entered into a contract for the construction of 12 double skin 29,000 barrel capacity inland tank barges for use in the movement of industrial chemicals and refined products. Delivery of the first barge is scheduled for December, 1994 and the remaining 11 barges are scheduled to be delivered one each month thereafter. The Company has the option under the contract to purchase 12 additional barges, with an expiration option date of February 1, 1995. The new construction program is consistent with the Company's long-term strategy of upgrading its equipment to service the needs of its customers and to enhance its market position.

                     KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

Financial Condition, Capital Resources and Liquidity, Continued

      On July 1, 1994, the Company announced the signing of a letter of intent to purchase from Dow 65 inland tank barges, one river towboat and two shifting boats. Also, the Company will purchase, assume with owner's consent or sublease up to 31 additional inland tank barges and two towboats presently in Dow's service. Under the terms of the letter of intent, Dow will enter into a contract with the Company's subsidiary to provide service for Dow's inland bulk liquid marine transportation requirements for a period of ten years. Dow is a major manufacturer of petrochemicals, industrial chemicals and related bulk liquid products and historically has used its own barges and outside towing resources to service its inland marine transportation requirements. Dow produces its products at its Freeport, Texas manufacturing complex, other plants in Louisiana and at various other United States locations. A number of the Dow plants, as well as their suppliers and customers, rely extensively on water transportation for moving products between Dow's manufacturing facilities, for shipment to the ultimate users and to move certain raw materials purchased by Dow. The closing of the transaction, expected in mid-November, 1994, is subject to the negotiation of the necessary definitive agreements and approvals by the management of the Company and Dow. The asset purchase, if consummated, will be funded by borrowings under the Company's established bank revolving credit agreement.

      On July 1, 1994, a wholly owned subsidiary of the Company purchased a single-hull U.S. flag tanker from Tosco. The single-hull tanker was placed in service in late August, 1994, after undergoing capitalized restorations and modifications. The tanker will be utilized in the carriage of refined petroleum products in United States coastwise trade and is currently operating under a three year charter. The tanker has a capacity of 266,000 barrels and a deadweight tonnage of 37,750. The tanker is scheduled to be retired from service in accordance with OPA 90 on January 1, 1999. The Company's
established   bank  revolving  credit  agreement  provided  funding   for   the
transaction.

     On July 21, 1994, a wholly owned subsidiary of the Company purchased three U.S. flag tankers from OMI for $23,750,000. The single-hull tankers will transport refined petroleum products primarily between the United States Gulf Coast, Florida and the mid-Atlantic states. The three tankers operated in the spot market; however, during the balance of July, the entire month of August and part of September, the tankers were idle due to extreme weakness in the tanker market. Effective October, 1994, one tanker went under a six-months' charter and effective November, 1994, one tanker is chartered for a one-year period. Both of the charters have extension options. Each of the tankers has a total capacity of 266,000 barrels and a deadweight tonnage of 37,853. In accordance with OPA 90, the three tankers will be retired from service on January 1, 2000. Funding for the transaction was provided through the Company's established bank revolving credit agreement.

                    KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

Financial Condition, Capital Resources and Liquidity, Continued

       In August, 1994, the Company discontinued its direct, all-water containership service from Memphis, Tennessee to Mexico and Central America. The service, provided by the Company's wholly owned subsidiary, Americas Marine Express, Inc., utilized a chartered foreign flag river/ocean vessel that offered direct sailing between the locations. The concept of the service was proven operationally feasible, however, the service was met with aggressive pricing from its competitors, and even though volumes were slowly increasing, operating losses and the prospect for future profitability did not warrant continuation of the service.

Certificates of Financial Responsibility

      Each of the subsidiaries of the Company have obtained Certificates of Financial Responsibility ("COFR") granted by the U.S. Coast Guard for all vessels affected in advance of the date required pursuant to the OPA 90 requirement. The Company does not foresee any current or future difficulty in maintaining the COFR which are required to operate vessels over 300 gross tons in the Exclusive Economic Zone of the United States.

Stock Repurchase

      On August 1, 1994, the Board of Directors authorized the Company to purchase up to 2,000,000 shares of its own common stock. Prior authorization for the repurchase of the Company's common stock was superseded by this authorization. The Company is authorized to purchase the common stock on the American Stock Exchange and in privately negotiated transactions. When purchasing common stock, the Company is subject to price, trading volume and other market considerations. Shares repurchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes. To date, the Company has not repurchased any of its common stock under the current authorization.

Long-Term Financing

      The Company has recently filed a registration statement with the Securities and Exchange Commission covering $250 million in debt securities. The Company intends to establish a Medium Term Note Program to issue up to $250 million in Medium Term Notes under such registration statement. The proceeds of the program will be used to refinance certain existing floating rate debt to maintain a balance of fixed rate and floating rate debt consistent with the Company's financing strategy. Also, the program will provide financing for future business and equipment acquisitions and working capital requirements.

      On November 4, 1994, a subsidiary of the Company entered into a $10,000,000 acquisition credit facility with Texas Commerce Bank National Association, which provided the transportation segment with in-place additional financing for the Dow acquisition, scheduled to be completed in mid-November, 1994. Upon completion of the Medium Term Note Program, the $10,000,000 acquisition credit facility will be retired.

                     KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         Management's Discussion and Analysis of
                       Financial Condition and Results of Operations

Financial Condition, Capital Resources and Liquidity, Continued

Liquidity

     The Company continued to generate significant cash flow from its operating segments to fund its capital expenditures, asset acquisitions, debt service and other operating requirements. Net cash provided by operating activities totaled $55,427,000 for the 1994 first nine months and $28,767,000 for the 1994 third quarter compared with 1993 first nine months of $34,892,000 and 1993 third quarter of $19,981,000.

     During each year, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts that generally contain cost escalation clauses whereby certain costs, including fuel can be passed through to its customers, while the segment's short-term contracts and spot market business, are based principally on current prices. In addition, the marine transportation assets acquired and accounted for using the purchase method of accounting were adjusted to a fair market value and, therefore, the cumulative long-term effect on inflation was reduced. The repair portion of the diesel repair segment is based on prevailing current market rates. For the property and casualty insurance segment, 97% of its investments were classified as available-for-sale or short-term investments, which consist primarily of United States Governmental instruments.

      Universal is subject to dividend restrictions under the stockholders' agreement between the Company, Universal and Eastern America Group. In addition, Universal is subject to industry guidelines and regulations with respect to the payment of dividends.

     The Company has no present plan to pay dividends on common stock.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

     11.0 Computation of Earnings per Common Share.

(b)  Reports on Form 8-K:

      There were no reports on Form 8-K filed for the nine months ended September 30, 1994.




                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of  1934,
the   Registrant has duly caused this report to be signed on its behalf by  the undersigned thereunto duly authorized.


                                   Kirby Corporation
                                   (Registrant)



                                   By:  ______________________________
                                        G. Stephen Holcomb
                                        Vice President and Controller

Dated:    November 9, 1994