Form 10-K405
period 1994-12-31
KIRBY CORP
filed 1995-03-15
CIK 56047

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

           /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/     No / /

     As of March 14, 1995, 28,314,336 shares of common stock were outstanding. The aggregate market value of common stock held by nonaffiliates of the registrant, based on the closing sales price of such stock on the American Stock Exchange on March 14, 1995 was $469,486,739. For purposes of this computation, all executive officers, directors and 10% beneficial owners of registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement in connection with the Annual Meeting of the Stockholders to be held April 18, 1995, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part
III of this report.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

     The Company's marine transportation segment is operated through three divisions, organized around the markets they serve: the Inland Chemical Division, engaged in the inland transportation of industrial chemicals and agricultural chemicals by tank barge; the Inland Refined Products Division, engaged in the inland transportation of refined petroleum products by tank barge; and the Offshore Division, engaged in the offshore transportation of petroleum products by tank barge and tanker and dry-bulk, container and palletized cargos by barge and break-bulk ship. The Company's marine transportation divisions are strictly providers of transportation services and do not assume ownership of any of the products they transport.

     The Company's diesel repair segment is engaged in the overhaul and repair of diesel engines and related parts sales in two distinct markets: the marine market, serving vessels powered by large diesel engines utilized in the various inland and offshore marine industries; and the locomotive market, serving the shortline and the industrial railroad markets.

     The Company's insurance segment is engaged primarily in the writing of property and casualty insurance in the Commonwealth of Puerto Rico through a 58% interest in the voting common stock of the subsidiary.

     The Company and its subsidiaries have approximately 2,300 employees with approximately 200 in the Commonwealth of Puerto Rico and the balance in the United States.

     The following table sets forth by industry segment the revenues, operating profits (before general corporate expenses, interest expense and income taxes) and identifiable assets (including goodwill) attributable to the continuing principal activities of the Company for the periods indicated (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1992        1993        1994
                                                               --------     -------     -------
Revenues from unaffiliated customers:
  Transportation.............................................  $190,214     283,747     311,076
  Diesel repair..............................................    35,753      31,952      45,269
  Insurance..................................................    34,661      52,875      65,812
  Other......................................................     8,788       9,823      10,593
                                                               --------     -------     -------
                                                                269,416     378,397     432,750
  General corporate revenues.................................        87           7         387
                                                               --------     -------     -------
       Consolidated revenues.................................  $269,503     378,404     433,137
                                                               ========     =======     =======
Operating profits:
  Transportation.............................................  $ 28,034      42,208      31,397
  Diesel repair..............................................     2,561       1,904       3,163
  Insurance..................................................     1,108       4,539       5,119
                                                               --------     -------     -------
                                                                 31,703      48,651      39,679
  General corporate expenses, net............................    (3,563)     (4,911)     (3,999)
  Interest expense...........................................    (9,411)     (8,416)     (8,835)
                                                               --------     -------     -------
       Earnings before taxes on income.......................  $ 18,729      35,324      26,845
                                                               ========     =======     =======
Identifiable assets:
  Transportation.............................................  $275,616     344,488     397,112
  Diesel repair..............................................    18,897      20,260      21,304
  Insurance..................................................   145,246     184,868     216,666
                                                               --------     -------     -------
                                                                439,759     549,616     635,082
  Investment in unconsolidated affiliate.....................       146         177         181
  General corporate assets...................................     6,515      13,460      32,209
                                                               --------     -------     -------
       Consolidated assets...................................  $446,420     563,253     667,472
                                                               ========     =======     =======

                             MARINE TRANSPORTATION

     The Company is engaged in marine transportation as a provider of service for both the inland and offshore markets. As of March 14, 1995, the equipment owned or operated by the Company's three marine transportation divisions was composed of 505 tank barges, 130 inland towing vessels, nine offshore tankers, two offshore tank barges, six offshore dry cargo barges, three offshore break-bulk ships and nine offshore tugboats with the following specifications and capacities:

                                                     NUMBER
                                                       IN          AVERAGE AGE          BARREL
                CLASS OF EQUIPMENT                    CLASS         (IN YEARS)        CAPACITIES
- ---------------------------------------------------  -------       ------------       -----------
Inland Fleet
Inland tank barges:
  Regular double skin:
     20,000 barrels and under......................    246             22.1            2,791,000
     Over 20,000 barrels...........................    127             15.1            3,361,000
  Specialty double skin............................     28             14.8              446,000
  Single skin:
     20,000 barrels and under......................     40             23.8              672,000
     Over 20,000 barrels...........................     64             23.2            1,627,000
                                                       ---             ----            ---------
          Total inland tank barges.................    505             20.2            8,897,000
                                                       ===             ====            =========
Inland towing vessels:
  Inland towboats:
     2,000 horsepower and under....................     88             20.8
     Over 2,000 horsepower.........................     29             18.3
                                                       ---             ----
          Total inland towboats....................    117             20.1
  Inland bowboats..................................      6             12.7
  Harbor tugboats..................................      7              6.5
                                                       ---             ----
                                                       130             19.0
                                                       ===             ====
                                                                                        BARREL
                                                                                      CAPACITIES
                                                                                      -----------
Offshore Fleet
Tankers............................................      9             27.8            2,228,000
                                                       ===             ====            =========
Tank barges........................................      2             20.5              322,000
                                                       ===             ====            =========

                                                                                      DEADWEIGHT
                                                                                        TONNAGE
                                                                                      -----------

Offshore break-bulk ships..........................      3             18.0               44,600
                                                       ===             ====            =========
Offshore dry cargo barges(*).......................      6             18.3              106,000
                                                       ===             ====            =========
Offshore tugboats(*)...............................      9             19.3
                                                       ===             ====

- ---------------
(*) Includes four barges and five tugboats owned by Dixie Fuels Limited and one barge and tugboat owned by Dixie Fuels II, Limited, partnerships in which a subsidiary of the Company owns a 35% and 50% interest, respectively.

     The following table sets forth the marine transportation revenues and percentage of such revenues derived from the three divisions for the periods indicated (dollars in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                        ----------------------------------------------------------
                                              1992                 1993                 1994
                                        ----------------     ----------------     ----------------
   REVENUE BY PRODUCT OR OPERATION      AMOUNTS       %      AMOUNTS       %      AMOUNTS       %
- --------------------------------------  --------     ---     --------     ---     --------     ---
Inland Chemical Division..............  $115,448      61%    $134,578      48%    $141,390      46%
Inland Refined Products Division......    29,578      15       45,940      16       67,251      22
                                        --------     ---     --------     ---     --------     ---
          Total inland revenues.......   145,026      76      180,518      64      208,641      68
                                        --------     ---     --------     ---     --------     ---
Offshore Division:
  Liquid petroleum products...........    37,716      20       47,799      17       56,612      18
  Dry bulk............................    12,708       7       12,735       4       10,112       3
  Break-bulk..........................        --      --       47,842      17       40,474      13
                                        --------     ---     --------     ---     --------     ---
          Total offshore revenues.....    50,424      27      108,376      38      107,198      34
                                        --------     ---     --------     ---     --------     ---
Intercompany transactions.............    (5,236)     (3)      (5,147)     (2)      (4,763)     (2)
                                        --------     ---     --------     ---     --------     ---
          Total transportation
            revenues..................  $190,214     100%    $283,747     100%    $311,076     100%
                                        ========     ===     ========     ===     ========     ===

MARINE TRANSPORTATION INDUSTRY

     The United States possesses a long coastline providing numerous ports and harbors, complemented by a network of interconnected rivers and canals that serve the nation as water highways. Recognizing the advantages to commerce, over the past decades the United States expanded and improved on its inherent natural waterways for commerce and growth. Over 90% of the United States population is served by domestic shipping.

     Today, the nation's waterways serve as the backbone of the United States distribution system with over 1.1 billion short tons of cargo moved annually by domestic shipping. The inland water system extends approximately 26,000 miles, 11,000 miles of which are generally considered significant for domestic commerce. Marine transportation is the most efficient means of transportation of bulk products. An average inland tank barge carries the equivalent cargo of 15 rail cars and 60 tractor trailer trucks. A typical Mississippi River tow of 30 barges carries as much cargo as 450 rail cars and 1,800 trucks.

     Based on cost, marine transportation is the most efficient means of transportation of bulk products compared with rail and trucks. Inland water transportation carries approximately 13% of United States inter-city freight at less than 2% of United States transportation costs. The United States marine transportation industry is diverse and independent with a mixture of one-man operators, integrated transportation companies and captive fleets owned by United States refining and petrochemical companies.

INLAND TANK BARGE INDUSTRY

     The Company's Inland Chemical Division and Inland Refined Products Division operate within the United States inland tank barge industry, which provides marine transportation of liquid bulk cargos for customers along the United States inland waterway system. Among the most significant segments of this industry are the transportation of industrial and agricultural chemicals and refined petroleum products. The Company operates in each of these segments. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of domestic refineries and petrochemical facilities on navigable inland waterways and along the Gulf Coast. Much of the United States farm belt is likewise situated within access to the inland waterway system, relying on marine transportation of farm products, including agricultural chemicals.

     Although no official industry statistics are maintained, the Company believes that the total number of tank barges that operate in the inland waters of the United States has declined from an estimate of approximately 4,200 in 1981 to approximately 2,850 in 1994. The Company believes this decrease is primarily attributable to the following reasons: increasing age of the domestic tank barge fleet resulting in scrapping; rates inadequate to justify new construction; reduction in financial and tax incentives to construct new equipment; and an increase in compliance regulations that mandate expensive equipment modification which some owners are unwilling or unable to undertake given current rate levels and the age of the fleet.

     Although well maintained tank barges can be efficiently operated for more than 30 years, the cost of hull work for required annual Coast Guard certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. Previously, tax and financing incentives to operators and investors to construct tank barges, including short life tax depreciation, investment tax credits and government guaranteed financing, led to growth in the supply of domestic tank barges to a peak of approximately 4,200 in 1981. These tax incentives have since been eliminated and government financing programs have since been curtailed. The supply of tank barges resulting from the earlier programs is slowly aligning with demand for tank barge services, primarily through attrition, as discussed above.

     While the United States tank barge fleet has decreased in size, domestic production of petrochemicals, a major component of the industry's revenues, has continued to increase annually. Growth in the economy and the continued substitution of plastics and synthetics in a wide variety of products have been major factors behind the increase of capacity in the petrochemical industry. Texas and Louisiana, which are within the Company's area of operations, currently account for approximately 80% of the total United States production of petrochemicals.

COMPETITION IN THE INLAND TANK BARGE INDUSTRY

     The Company operates in the highly competitive marine transportation market for commodities transported on the major inland rivers and tributaries and the Gulf Intracoastal Waterway. The industry has become increasingly concentrated within recent years as smaller and/or economically weaker companies have gone out of business or have been acquired by larger or stronger companies. Competition has historically been based primarily on price; however, shipping customers, through increased emphasis on safety, the environment, quality and a greater reliance on a "single source" supply of services, are more frequently requiring that their supplier of inland tank barge services have the capability to handle a variety of tank barge requirements, operate on a majority of the nation's waterways, and offer flexibility, safety, environmental responsibility, financial responsibility, adequate insurance and quality of service consistent with the customer's own operations.

     The Company's direct competitors are primarily noncaptive marine transportation companies. "Captive" companies are those companies that are owned by major oil and/or petrochemical companies which although competing in the inland barge market to varying extents, primarily transport cargos for their own account. The Company is the largest inland tank barge carrier based on its 505 barges and 8,897,000 barrels of available capacity.

     While the Company competes primarily with other barge companies, it also competes with companies owning crude oil and refined products pipelines, and, to a lesser extent, rail tank cars and tank trucks in some areas and markets. The Company believes that inland marine transportation of bulk liquid products enjoys a substantial cost advantage over rail and truck transportation. The Company also believes that crude oil and refined products pipelines, although often a less expensive form of transportation than barges and offshore tankers, are not as adaptable to diverse products and are generally limited to fixed point-to-point distribution of commodities in high volumes over extended periods of time.

INLAND CHEMICAL DIVISION

     The Company's Inland Chemical Division provides transportation services for three distinct markets: industrial chemicals, agricultural chemicals and barge fleeting services. Collectively, the Division operates a fleet of 386 inland tank barges, 77 inland towboats, 12 fleeting inland towboats and two bowboats.

     Industrial Chemicals. Dixie Carriers, Inc. ("Dixie"), a subsidiary of the Company, and its subsidiaries, Dixie Marine, Inc. ("Dixie Marine") and TPT Transportation Company ("TPT Transportation"), and

Chotin Carriers, Inc. ("Chotin"), a subsidiary of the Company, provide service to the industrial chemical industry through movements of petrochemical feedstocks, generic intermediates, industrial processed chemicals and lube oils both interplant and to industry users. Operating a fleet of 310 inland tank barges, 54 inland towboats and two bowboats, the fleet operates primarily along the Gulf Intracoastal Waterway, the Mississippi River and its tributaries and the Houston Ship Channel. The business is conducted under contracts with customers with whom the Company has long-term relationships, as well as under short-term and spot contracts. Currently, approximately 80% of the industrial chemical revenues are derived from term contracts and 20% from the spot market. All of the inland tank barges used in the transportation of industrial chemicals are of double hull construction for increased environmental protection and, where applicable, are capable of controlling vapor emissions to meet occupational health and safety regulations and air quality concerns.

     Dixie Marine's assets were acquired effective April 10, 1989 in connection with the purchase of certain assets of Alamo Inland Marine Co. Chotin was acquired on June 1, 1992 by means of a merger of Scott Chotin, Inc. ("Scott Chotin") with and into Chotin. TPT Transportation acquired the assets of TPT, a marine transportation division of Ashland Oil, Inc. ("TPT") on March 3, 1993. On November 16, 1994, TPT Transportation acquired the captive marine fleet of The Dow Chemical Company ("Dow"), consisting of 65 inland tank barges and three inland towboats and the assumption of the leases of an additional 31 inland tank barges and two inland towboats. See "Note 2" to the financial statements included under Item 8 elsewhere herein for further disclosure on the TPT Transportation asset purchases. Dixie's and Dixie Marine's headquarters are located in Houston, Texas and Chotin's and TPT Transportation's headquarters are in Baton Rouge, Louisiana.

     Agricultural Chemicals. Brent Transportation Corporation ("Brent Transportation"), a subsidiary of Dixie, operates 76 inland tank barges, including 11 cryogenic anhydrous ammonia barges, and 23 inland towboats, engaged primarily in the transportation of agricultural chemicals, including anhydrous ammonia, to points along the Mississippi River and its tributaries and the Gulf Intracoastal Waterway. Brent Transportation's assets were acquired effective April 1, 1989, in connection with the purchase of certain assets of Brent Towing Company, Inc., and related affiliates ("Brent"), which had been engaged in the transportation of agricultural chemicals and other liquid cargos since 1961. Brent Transportation conducts its business with customers with whom it has long-term relationships and, to a lesser extent, under short-term contracts. Brent Transportation's headquarters are in Greenville, Mississippi. The Company believes that Brent Transportation has the largest inland tank barge fleet that primarily transports agricultural chemicals.

     Barge Fleeting Services. Western Towing Company ("Western"), a subsidiary of Dixie, owns 12 inland towboats and operates what the Company believes to be the largest commercial barge fleeting service (provision of temporary barge storage facilities) in the Ports of Houston, Galveston and Freeport, Texas. Western's towboats are engaged primarily in shifting (distribution and gathering of barges) in the Houston-Galveston area.

INLAND REFINED PRODUCTS DIVISION

     The Company's Inland Refined Products Division provides transportation services for the refined products and harbor services markets. Collectively, the Division operates a fleet of 119 inland tank barges, 28 inland towboats, seven harbor tugboats and four bowboats.

     Refined Products. Sabine Transportation Company ("Sabine Transportation"), a subsidiary of the Company, and OMR Transportation Company ("OMR Transportation"), a subsidiary of Dixie, provide service from Gulf Coast refineries through movements of primarily gasoline, diesel fuel and jet fuel to waterfront terminals on the Gulf Intracoastal Waterway and the Mississippi River and its tributaries. Many of Sabine Transportation's barges are split-product barges which maximize shipping alternatives for customers by allowing for the efficient transportation of smaller individual volumes of petroleum products and providing a means to carry up to four grades of product in the same barge. In addition, by consolidating the product requirements of several customers in split-product equipment, the Refined Products Division is able to offer quantity discounted rates to customers who are carrying small quantities of product. Currently, approximately

35% of the Inland Refined Products Division's revenues are derived from long-term contracts and 65% from the spot market.

     The Inland Refined Products Division was formed with the acquisition by Sabine Transportation of certain assets of Sabine Towing & Transportation, Inc. ("Sabine") on March 13, 1992 and the acquisition by OMR Transportation of certain of the assets of Ole Man River Towing, Inc. and related entities ("Ole Man River") on April 2, 1992. The Inland Refined Products Division was expanded on December 21, 1993 with the acquisition by OMR Transportation of 53 inland tank barges from Midland Enterprises Inc. and its wholly owned subsidiary, Chotin Transportation, Inc. ("Chotin Transportation"). See "Note 2" to the financial statements included under Item 8 elsewhere herein for further disclosure on the Chotin Transportation asset purchase. Sabine Transportation's headquarters are in Port Arthur, Texas and OMR Transportation's headquarters are located in Vicksburg, Mississippi.

     Harbor Services. Sabine Transportation provides towing, docking and shifting services for vessels calling at the ports of Beaumont, Port Arthur and Orange, Texas and the port of Lake Charles, Louisiana. Operating seven harbor tugboats, the Company believes that this fleet holds a combined market share of approximately 51% in ports which it serves. In addition, Sabine Transportation provides offshore ship assistance and drill-rig movements off the Texas and Louisiana coasts.

OFFSHORE TRANSPORTATION INDUSTRY

     The Company's Offshore Division is engaged in U.S. flag offshore tanker and tank barge operations, offshore dry-bulk cargo barge operations and offshore break-bulk and container cargo barge and ship operations. The Division provides transportation of petroleum products, dry-bulk, containers and palletized cargos, including United States Government preference agricultural commodities, worldwide with particular emphasis on the Gulf of Mexico, along the Atlantic Seaboard, Caribbean Basin ports and to South American, West African and Northern European ports.

COMPETITION IN THE OFFSHORE TRANSPORTATION INDUSTRY

     The offshore marine transportation market, like the inland transportation market, is highly competitive. The Company operates predominantly in United States domestic trade which is subject to the Jones Act, a federal law that limits participation between domestic ports within the United States and its territories to U.S. flag vessels. For a discussion of the Jones Act, see "Governmental Regulations" below. The Company's direct competitors in this market are primarily captive and noncaptive operators of U.S. flag ocean-going barges, container and break-bulk ships and tankers. Competition is based upon price, service and equipment availability. There is a limited number of vessels meeting the requirements of the Jones Act which are currently eligible to engage in domestic United States marine transportation.

OFFSHORE DIVISION

     Offshore Tankers and Tank Barge Operations. Sabine Transportation and Kirby Tankships, Inc. ("Kirby Tankships") operate a fleet of nine owned U.S. flag single skin tankers, that transport clean petroleum products primarily domestically in the Gulf of Mexico, along the East Coast and internationally to ports in the Caribbean Basin. As of March 14, 1995, seven of Sabine Transportation's and Kirby Tankships' tankers are chartered to various oil companies for the transportation of their products and two operate in the spot market, transporting petroleum products as cargo offers. Classified as "handy size," the tankers have deadweight capacities ranging between 28,000 and 39,000 tons with a total capacity of 2,228,000 barrels. In July, 1994, the Company expanded its tanker capacity from six to ten tankers with the acquisition of four U.S. flag tankers, one from Tosco Refining Company ("Tosco") and three from OMI Corp. ("OMI"). See "Note 2" to the financial statements included under Item 8 elsewhere herein for further disclosures on the Tosco and OMI U.S. flag tanker acquisitions.

     As discussed under "Environment Regulations -- Water Pollution Regulations" below, the Oil Pollution Act of 1990 ("OPA") has placed a number of stringent requirements on tanker and offshore tank barge owners and operators, including the mandated phasing out of all single hull vessels beginning in 1995, depending on vessel size and age. In compliance with the OPA, one of the Company's tankers was retired effective January 1, 1995 and the balance of the Company's tankers are scheduled to be retired from service as follows:
one -- January 1, 1996; one -- October 1, 1996; one -- January 1, 1999;
three -- January 1, 2000; one -- October 30, 2000; one -- November 4, 2004; and one -- January 1, 2005. In order to stay in service beyond the retirement date, these tankers would have to be either retrofitted with a double hull cargo section or used exclusively in foreign trade.

     In addition to the tankers, the Company, through Dixie, owns and operates two ocean-going tank barge and tugboat units, one of which is single skin and one double skin. The single skin 157,000 barrel barge and tug unit and the double skin 165,000 barrel barge and tug unit provide service in the transportation of refined petroleum products between domestic ports along the Gulf of Mexico and along the Atlantic Seaboard. The single skin tank barge is scheduled to be removed from service in compliance with the OPA on January 1, 2005. The double skin tank barge is believed to meet all of the OPA construction requirements.

     Offshore Dry-Bulk Cargo Operations. The Company's offshore dry-bulk cargo operations are conducted through Dixie's wholly owned equipment and through two general partnerships, Dixie Fuels Limited ("Dixie Fuels") and Dixie Fuels II, Limited ("Dixie Fuels II"), in which a subsidiary of Dixie owns a 35% and 50% interest, respectively.

     Dixie, Dixie Fuels and Dixie Fuels II transport dry-bulk cargos, such as coal, limestone, cement, fertilizer, flour, raw sugar and grain, as well as containers between domestic ports along the Gulf of Mexico, the East Coast and West Coast, and to ports in the Caribbean Basin with occasional movements to West African ports and other international ports as cargo offers. Management believes that Dixie, including the operations of Dixie Fuels and Dixie Fuels II, is the second largest domestic offshore dry-bulk barge carrier in terms of deadweight capacity.

     Dixie owns one ocean-going dry-bulk barge and tugboat unit that is engaged in the transportation of dry-bulk commodities primarily between domestic ports along the Gulf of Mexico and along the Atlantic Seaboard.

     Dixie, as general partner, also manages the operations of Dixie Fuels, which operates a fleet of four ocean-going dry-bulk barges, four ocean-going tugboats and one shifting tugboat. The remaining 65% of Dixie Fuels is owned by Electric Fuels Corporation ("EFC"), an affiliate of Florida Power Corporation ("Florida Power"). Dixie Fuels operates primarily under long-term contracts of affreightment, including a contract that expires in the year 2002 with EFC to transport coal across the Gulf of Mexico to Florida Power's facility at Crystal River, Florida.

     Dixie Fuels also has a 12-year contract, which commenced in 1989, with Holnam, Inc. ("Holnam") to transport Holnam's limestone requirements from a facility adjacent to the Florida Power facility at Crystal River to Holnam's plant in Theodore, Alabama. The Holnam contract provides cargo for a portion of the return voyage for the vessels that carry coal to Florida Power's Crystal River facility. Dixie Fuels is also engaged in the transportation of coal, fertilizer and other bulk cargos on a short-term basis between domestic ports and transportation of grain from domestic ports to points primarily in the Caribbean Basin.

     Dixie also manages the operations of Dixie Fuels II, which operates an ocean-going dry-bulk and container barge and tug unit. The remaining 50% of Dixie Fuels II is owned by EFC. Dixie Fuels II is engaged in the transportation of dry-bulk cargo and containers between domestic ports, ports in the Caribbean Basin and international ports as cargo offers. Since May, 1993, Dixie Fuels II's barge and tug unit has been engaged in the international transportation of preference agricultural aid cargos for the United States Government.

     Offshore Break-Bulk and Container Cargo Operations. AFRAM Carriers, Inc. ("AFRAM") is engaged in the worldwide transportation of dry-bulk, container and palletized cargos, primarily for departments and agencies of the United States Government. AFRAM's fleet of three U.S. flag break-bulk ships, with container capabilities, specialize in the transportation of United States Government military and preference aid cargos. AFRAM was acquired on May 14, 1993, by means of a merger of AFRAM Lines (USA), Co., Ltd. ("AFRAM Lines")with and into AFRAM. See "Note 2" to the financial statements included under Item 8 elsewhere herein for further disclosures on the AFRAM merger. In addition, for a discussion of preference aid cargos, see "Governmental Regulations" below.

     In March, 1994, the Company, through its subsidiary, Americas Marine Express, Inc. ("Americas Marine"), began all-water marine transportation services between Memphis, Tennessee and Mexico, Guatemala, Honduras and El Salvador. The transportation containership service utilized a chartered river/ocean vessel that offered direct sailing between the locations. The service provided exporters and importers in the north, central and mid-south states with a direct shipping alternative between Memphis and Mexico and Central America on a fourteen day round trip basis. In August, 1994, the Company discontinued the service as aggressive pricing from competitors resulted in slower than anticipated acceptance of the service. Volumes were increasing with each voyage; however, operating losses and the negative prospects for future profitability did not warrant continuation of the service.

CONTRACTS AND CUSTOMERS

     The majority of the marine transportation contracts are for terms of one to five years. Currently, the three marine transportation divisions of the Company operate under longer term contracts with Dow, Chevron Chemical Company, EFC, Holnam, Monsanto Chemical Company and Odfjell Tank Ships (USA) Inc., among many others. While these companies have generally been customers of the Company's marine transportation divisions for several years and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. No single customer of the Company's marine transportation segment accounted for more than 10% of the Company's revenue in 1994, 1993 or 1992.

EMPLOYEES

     The Company's three marine transportation divisions have approximately 1,950 employees, of which approximately 1,600 are vessel crew members. Approximately 30% of the 1,600 vessel crew members are subject to various collective bargaining agreements with various labor organizations. No one collective bargaining agreement covers more than 10% of the 1,600 vessel crew members.

PROPERTIES

     The principal office of Dixie is located in Houston, Texas, in facilities under a lease that expires in 1996. The marine transportation operating divisions are located on the Gulf Intracoastal Canal at Belle Chasse, Louisiana, a suburb of New Orleans; in Houston, Texas, near the Houston Ship Channel; in Greenville, Mississippi and in Vicksburg, Mississippi. The Greenville location is leased and the Belle Chasse, Houston and Vicksburg locations are owned. Western's facilities are located on a 10.24-acre tract of land owned by Dixie lying between the San Jacinto River and Old River Lake near Houston, Texas. The principal office of Chotin and TPT Transportation is located in Baton Rouge, Louisiana in owned facilities. The principal office and operating units of Sabine Transportation are located in Port Arthur, Texas, on 30 acres of owned waterfront property along the Sabine-Neches Waterway. The principal office of AFRAM is located in Houston, Texas in leased facilities.

GOVERNMENTAL REGULATIONS

     General. The Company's transportation operations are subject to regulation by the United States Coast Guard, federal laws, state laws and certain international conventions. The transportation of cargos in bulk are exempt from economic regulations under the Interstate Commerce Act. Therefore, with the exception of AFRAM, the rates charged by the Company for the transportation of such bulk cargos are negotiated between the Company and its customers and are not set by tariff. AFRAM generally operates under published tariffs. AFRAM also bids for United States Government cargo.

     The majority of the Company's tank barges, all offshore barges and all ships are inspected by the United States Coast Guard and carry certificates of inspection. The Company's inland and offshore towing vessels are not subject to United States Coast Guard inspection requirements; however, the Company's offshore tugboats and offshore dry-bulk and tank barges are built to American Bureau of Shipping ("ABS") classification standards. These offshore vessels are inspected periodically by the ABS to maintain the vessels in class. The crew employed by the Company aboard vessels, including captains, pilots, engineers, able-bodied seamen and tankermen, are licensed by the United States Coast Guard.

     The Company is required by various governmental agencies to obtain licenses, certificates and permits for its vessels depending upon such factors as the cargo transported, the waters in which the vessels operate, the age of the vessels and other factors. The Company is of the opinion that the Company's vessels have obtained and can maintain all required licenses, certificates and permits required by such governmental agencies.

     The Company believes that safety concerns highlighted by the highly publicized barge collision with a railroad bridge near Mobile, Alabama in September, 1993 will result in additional regulations being imposed on the barge industry in the form of personnel licensing and navigation equipment requirements. Generally, the Company endorses the anticipated additional regulations and believes it is currently operating to standards at least the equal of such anticipated additional regulations.

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

     Compliance with the United States ownership requirements of the Jones Act is very important to the operations of the Company and the loss of the Jones Act status could have a significant negative effect for the Company. The Company monitors the citizenship requirements under the Jones Act of its employees and beneficial stockholders and will take any remedial action necessary to insure compliance with the Jones Act requirements.

     The requirements that the Company's vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the Coast Guard, and the application of United States labor and tax laws significantly increase the costs of U.S. flag vessels when compared with foreign flag vessels. The Company's business would be adversely affected if the Jones Act was to be modified so as to permit foreign competition that is not subject to the same United States Government imposed burdens.

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

     Preference Cargo. The Merchant Marine Act of 1936, as amended, requires that preference be given to U.S. flag vessels in the transportation of certain United States Government impelled cargos (cargos shipped either by the United States Government or by a foreign nation, with the aid or guarantee of the United States Government). Currently, 75% of the Government's directed foreign aid and agricultural assistance programs, which includes grains and other food concessions, are required to be transported in U.S. flag vessels. Such programs currently benefit the Company's offshore break-bulk ships and dry-bulk barge and tug units, some of which work primarily in this trade. The transportation of such cargo accounted for approximately 10% of the Company's transportation revenues in 1994, 10% in 1993 and 1% in 1992.

     The preference cargo law is often opposed by agricultural interests which perceive they would benefit from the ability to transport preference cargos aboard foreign flag vessels. Like the Jones Act, the Company is of the opinion that continued efforts will be made to significantly reduce, or remove completely, the requirement that 75% of such cargos be transported in U.S. flag vessels. Any reduction in this percentage could have an adverse effect on the Company's operations and therefore, the Company will continue to participate in efforts to preserve the present preference cargo requirements. Further, the agricultural aid cargos represent a material United States Government budget line item. The amount of United States Government spending in this area has declined steadily since 1993 and is expected to continue to decline, resulting in increased competition for the reduced number of shipments at lower transportation rates.

     The transportation of United States military cargo is also classified as a preference cargo, which requires the use of U.S. flag vessels, if available. The Company's AFRAM break-bulk ships have from time to time been chartered by the Military Sealift Command ("MSC"). Charters to MSC accounted for 4% of the Company's 1994 transportation revenues and 2% of the Company's 1993 transportation revenues. The chartering of vessels by the MSC depends upon the requirements of the United States military for marine transportation of cargos, and, therefore, depends in part on world conditions and United States foreign policy.

     User Fees. Federal legislation requires that inland marine transportation companies pay a user fee in the form of a tax based on propulsion fuel used by vessels engaged in trade along the inland waterways that are maintained by the United States Corps of Engineers. Such user fees are designed to help defray the cost associated with replacing major components of the inland waterway system such as locks and dams, and to build new waterway projects. A significant portion of the inland waterways in which the Company's vessels operate are maintained by the Corps of Engineers.

     The Company presently pays a federal fuel tax of 25.3 cents per gallon, reflecting a 4.3 cents per gallon transportation fuel tax imposed in October, 1993 and a 21 cents per gallon waterway use tax. There can be no assurance that additional user fees, above the present amount, may not be imposed in the future.

ENVIRONMENTAL REGULATIONS

     The Company's operations are affected by various regulations and legislation enacted for protection of the environment by the United States Government, as well as many coastal and inland waterway states.

     Water Pollution Regulations. The Federal Water Pollution Act of 1972, as amended by the Clean Water Act of 1977, the Comprehensive Environmental Response, Compensation and Liability Act of 1981 and the OPA impose strict prohibitions against the discharge of oil and its derivatives or hazardous substances into the navigable waters of the United States. These acts impose civil and criminal penalties for any prohibited discharges and impose substantial liability for cleanup of these discharges and any associated damages. Certain states also have water pollution laws that prohibit discharges into waters that traverse the state or adjoin the state and impose civil and criminal penalties and liabilities similar in nature to those imposed under federal laws.

     The OPA and various state laws of similar intent, substantially increased over historic levels statutory strict liability of owners and operators of vessels for oil spills, both in terms of limit of liability and scope of damages. The Company considers its most significant pollution liability exposure to be the carriage of persistent oils (crude oil, asphalt, #5 oil, #6 oil, lube oil and other black oil). The Company restricts the carriage of persistent oils in inland equipment to double skin barges only. Currently, the Company does not carry persistent oils in its offshore operations.

     One of the most important requirements under the OPA is the requirement that all newly constructed tankers or tank barges engaged in the transportation of oil and petroleum in the United States must be double hulled and all existing single hull tankers or tank barges be retrofitted with double hulls or phased out of domestic service between January 1, 1995 and 2015, in order to comply with the new standards. See "Offshore Division -- Offshore Tankers and Tank Barge Operations" for a discussion of the effects of OPA on the Company's offshore equipment.

     As a result of several highly publicized oil spills, federal or state legislators could impose additional licensing, certification or equipment requirements on marine vessel operations. Generally, the Company believes that it is in a good position to accommodate any reasonably foreseeable regulatory changes and that it will not incur significant additional costs. The Company manages its exposure to losses from potential discharges of pollutants through the use of well maintained and equipped vessels, the safety, training and environmental programs of the Company and the Company's insurance program. In addition, the Company uses double skin barges in the transportation of more hazardous substances. There can be no assurance, however, that any new regulations or requirements or any discharge of pollutants by the Company will not have an adverse effect on the Company.

     Financial Responsibility Requirement. Commencing with the Federal Water Pollution Control Act of 1972, as amended, vessels over three hundred gross tons operating in the Exclusive Economic Zone of the United States waters have been required to maintain evidence of financial ability to satisfy statutory liabilities for water pollution. This evidence is in the form of a Certificate of Financial Responsibility ("CFR") issued by the United States Coast Guard. The majority of the Company's tank barges and all the ships are subject to this CFR requirement and the Company has fully complied since inception of the requirement.

     The OPA amended the CFR requirements principally by expanding the scope of liability subject to the requirements and by significantly increasing the financial ability requirements. Effective December 28, 1994, the United States Coast Guard implemented new financial responsibility requirements under OPA for tankers. The new requirements become effective as to tank barges in July, 1995 and to ships other than tankers as their current CFR expires. The new rule severely limited the ability of the marine transportation companies to utilize their insurance as a means of satisfying the financial ability requirement under OPA. The principle alternative to the use of insurance under the new rule requires marine transportation companies to demonstrate net worth and working capital equal to the maximum statutory limit of liability under the OPA and the Comprehensive Environmental Response, Compensation and Liability Act of 1981.

     In November, 1994, in advance of the effective date, each of the subsidiaries of the Company obtained CFRs granted by the United States Coast Guard for all vessels requiring CFRs. The Company does not foresee any current or future difficulty in maintaining the CFR certificates under current rules.

     Clean Air Regulations. The Federal Clean Air Act of 1979 ("Clean Air Act") requires states to draft State Implementation Plans ("SIPs") designed to reduce atmospheric pollution to levels mandated by this act. Several SIPs provide for the regulation of barge loading and degassing emissions. The implementation of these regulations will require a reduction of hydrocarbon emissions released in the atmosphere during the loading of most petroleum products and the degassing and cleaning of barges for maintenance or change of cargo. These new regulations will require operators who operate in these states to install vapor control equipment on their barges. The Company expects that future toxic emission regulations will be developed and will apply this same technology to many chemicals that are handled by barge. Most of the Company's barges engaged in the transportation of petrochemicals, chemicals and refined products are already equipped with vapor control systems. Although a risk exists that new regulations could require significant capital expenditures by the Company and otherwise increase the Company's costs, the Company believes that, based upon the regulations that have been proposed thus far, no material capital expenditures beyond those currently contemplated by the Company or increase in costs are likely to be required.

     Reformulated Gasoline. Effective January 1, 1995, the Clean Air Act requires the use of reformulated gasoline in nine major non-attainment areas of the United States, as a means of reduction of hydrocarbon emissions into the atmosphere. Reformulated gasoline is a cleaner burning gasoline than the unleaded gasoline sold for use in the United States prior to 1995. The Company believes that the non-attainment areas on the East Coast will create a need for marine transportation movements of reformulated gasoline from the Gulf Coast to the East Coast. Historically, the East Coast has been a net importer of gasoline because it uses more gasoline than can be produced at East Coast refineries. The additional gasoline requirements have been met historically through pipeline movements from the Gulf Coast to the East Coast and through imports principally from the Caribbean and Europe. It is the Company's opinion that reformulated gasoline should make the pipelines slightly less efficient and will make imports more expensive. The Company believes that the incremental supply over what the pipelines can transport will tend to move in marine tank vessels from Gulf Coast refineries.

     Contingency Plan Requirement. Commencing in August, 1993, the OPA and several state statutes of similar intent require the majority of the vessels operated by the Company to maintain approved oil spill contingency plans as a condition of operation. The Company has submitted plans that comply with these requirements, and approval has been granted. The OPA also requires development of regulations for hazardous substance spill contingency plans. The United States Coast Guard has not yet promulgated these regulations, however, the Company anticipates that they will not be significantly more difficult than the oil spill plans.

     Occupational Health Regulations. The Company's vessel operations are primarily regulated by the United States Coast Guard for occupational health standards. The Company's shore personnel are subject to the United States Occupational Safety and Health Administration regulations. The Coast Guard has promulgated regulations that address the exposure to benzene vapors, which require the Company, as well as other operators, to perform extensive monitoring, medical testing and record keeping of seamen engaged in the handling of benzene and benzene containing cargo transported aboard vessels. It is expected that these regulations may serve as a prototype for similar health regulations relating to the carriage of other hazardous liquid cargos. The Company believes that it is in compliance with the provisions of the regulations that have been adopted and does not believe that the adoption of any further regulations will impose additional material requirements on the Company. There can be no assurance, however, that claims will not be made against the Company for work related illness or injury or that the further adoption of health regulations will not adversely affect the Company.

     Insurance. The Company's marine transportation operations are subject to the hazards associated with operating heavy equipment carrying large volumes of cargo in a marine environment. These hazards include the risk of loss of or damage to the Company's vessels, damage to third parties from impact, fire or explosion as a result of collision, loss or contamination of cargo, personal injury of employees, pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company's vessels is insured through hull insurance policies currently insuring approximately $550 million in hull values. Vessel operating liabilities such as collision, cargo, environmental and personal injury, are insured primarily through the Company's participation in protection and indemnity mutual insurance associations under which the protection against such hazards is in excess of $1.5 billion for each incident except in the case of oil pollution, which, in conjunction with the other excess liability coverage maintained by the Company, is limited to $600 million for each incident, but is limited to $800 million for each incident in the case of the Company's tankers and ocean-going tank barges. However, because it is mutual insurance, the Company is exposed to funding requirements and coverage shortfalls in the event claims by the Company or other members exceed available funds and reinsurance.

     Environmental Protection. The Company has a number of programs that were implemented to further its commitment to environmental responsibility in its operations. One such program is environmental audits of barge cleaning vendors principally directed at management of cargo residues and barge cleaning wastes. Another program is the participation by the Company in the Chemical Manufacturer's Association Responsible Care program and the American Petroleum Institute STEP program, both of which are oriented to continuously reducing the chemical and petroleum industries' impact on the environment, including the distribution services area.

     Safety. The Company manages its exposure to the hazards incident to its business through safety, training and preventive maintenance efforts. The Company places considerable emphasis on safety through a program oriented towards extensive monitoring of safety performance for the purpose of identifying trends and initiating corrective action, and for the purpose of rewarding personnel achieving superior safety performance. The Company believes that its safety performance consistently places it among the industry leaders, which is evidenced by what it believes are lower insurance costs (as a percentage of revenue) and a lower injury frequency level than many of its competitors.

     Training. The Company believes that among the major elements of a successful and productive work force is effective training programs. Effective training programs influence behavior in a positive way. The Company believes that training in the proper performance of a job enhances both the safety and quality of the service provided. The cost of such training is money well spent and is regarded as an investment rather than an expense. The Company fully endorses the development and institution of effective training programs.

     The Company believes that training must be justified by hazard analysis, cost benefit and/or legal requirements, and must be approved by management. If training is deemed to be justified, a retraining schedule must be identified. Post-training evaluation is necessary in order to measure the effectiveness of the training.

     The Company recognizes that each operating entity shares common ground with respect to its training needs. In this regard, the Company established a corporate training function in June, 1994. The Kirby Marine Transportation Corporation Training Department is charged with developing, conducting and maintaining training programs for the benefit of all operation entities. It is also responsible for ensuring that training programs are both consistent and effective.

     Quality. The Company is committed to the concept of quality in its business philosophy. Through Quality Project Teams and Quality Steering Committees, the Company's quality commitment is carried throughout the marine transportation organization. Such committees are dedicated to directing attention to the continuous improvement of the business processes, focusing efforts on achieving customer satisfaction the first time, every time and carefully monitoring statistical measures of the Company's progress in meeting its quality objectives.

     The Company's commitment to quality has been expanded recently to include the installation and maintenance of Quality Assurance Systems in compliance with the International Quality Standard, ISO 9002 ("ISO"). As of March 14, 1995, five of the Company's operations have been awarded ISO certification. Certified operations were as follows: Dixie's offshore operation, the first U.S. flag offshore operation to be certified; Dixie's canal operation, the second canal marine transportation company to be recognized; Brent Transportation, the first river operator to be certified; Western Towing, the first fleet operation and first marine carrier to be certified under the 1994 version of the ISO standard; and Sabine Transportation's harbor services operator, the first harbor tug operation to be certified. In 1995, an additional four of the Company's operations are preparing to be certified under the ISO standard.

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

                                 DIESEL REPAIR

     The Company is presently engaged in the overhaul and repair of diesel engines and related parts sales through two operating subsidiaries, Marine Systems, Inc. ("Marine Systems") and Rail Systems, Inc. ("Rail Systems"). As a provider of diesel repair services for customers in the marine and rail industries, the Company's diesel repair segment is divided into the marine and locomotive markets.

MARINE DIESEL REPAIR

     Through Marine Systems, the Company is engaged in the overhaul and repair of marine diesel engines, reduction gear repair, line boring, block welding services and related parts sales for customers in the marine industry. The marine diesel repair industry services tugboats and towboats powered by large diesel engines utilized in the inland and offshore barge industries. It also services marine equipment in the offshore petroleum exploration and well service industry, the offshore commercial fishing industry and vessels owned by the United States Government.

     Marine Systems operates through four divisions providing in-house and in-field repair capabilities. These four divisions are: Gulf Coast (based in Houma, Louisiana); East Coast (based in Chesapeake, Virginia); Midwest (based in East Alton, Illinois); and West Coast (based in National City, California, with service facilities in Seattle, Washington). All four of Marine Systems' divisions are nonexclusive authorized service centers for the Electromotive Division of General Motors Corporation ("EMD") selling parts and service. Marine Systems is positioned through the location of its divisions to serve all of the marine industry of the United States. Marine Systems' Gulf Coast and Midwest divisions concentrate on larger diesel engines, including those manufactured by EMD, that are more commonly used in the inland and offshore barge and oil service industries. The East Coast division overhauls and repairs the larger EMD engines used by the military and commercial customers from Connecticut to Miami. The West Coast division concentrates on large EMD engines used by the offshore commercial fishing industry, the military, commercial business in the Pacific Northwest and customers in Alaska. Marine Systems' emphasis is on service to its customers and can send its crews from any of its locations to service customers' equipment anywhere in the world. An additional East Coast service center is planned for New Jersey and should be open for business by the end of the 1995 first quarter.

     In addition to EMD, Marine Systems has long-term distributorship agreements with Paxman Diesel, Ltd. ("Paxman") and Falk Corporation ("Falk"). Under the agreement with Paxman, an English manufacturer of diesel engines, Marine Systems sells engine parts and performs authorized repair services. Paxman engines are used primarily by the United States Coast Guard in its patrol boats. Under the agreement with Falk, a marine reduction gear manufacturer, Marine Systems sells parts and performs authorized repair services.

     The following table sets forth the diesel repair revenues of Marine Systems for the periods indicated (dollars in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                                 1992                1993                1994
                                             -------------       -------------       -------------
                 ACTIVITY                    AMOUNTS    %        AMOUNTS    %        AMOUNTS    %
- -------------------------------------------  -------   ---       -------   ---       -------   ---
Overhaul and repair........................  $21,288    60%      $19,954    62%      $22,446    61%
Direct parts sales.........................   14,465    40        11,998    38        14,294    39
                                             -------   ---       -------   ---       -------   ---
          Total............................  $35,753   100%      $31,952   100%      $36,740   100%
                                             =======   ===       =======   ===       =======   ===

MARINE CUSTOMERS

     Major customers of Marine Systems include inland and offshore dry-bulk and tank barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities and the United States Coast Guard, Navy and Army. Marine Systems also provides services to the Company's fleet, which accounted for approximately 4% of Marine Systems' total 1994 revenues; however, such revenues are eliminated in consolidation and not included in the table above. No single customer of Marine Systems accounted for more than 10% of the Company's revenues in 1994, 1993 or 1992.

     Since Marine Systems' business can be cyclical and is linked to the relative health of the diesel power tugboat and towboat industry, the offshore supply boat industry, the military and the offshore commercial fishing industry, there is no assurance that its present gross revenues can be maintained in the future. The results of the diesel repair service industry are largely tied to the industries it serves, and, therefore, have been somewhat influenced by the cycles of such industries.

MARINE COMPETITIVE CONDITIONS

     Marine Systems' primary competitors are 10 to 15 independent diesel repair companies. Certain operators of diesel powered marine equipment elect to maintain in-house service capabilities. While price is a major determinant in the competitive process, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are significant factors. A substantial portion of Marine Systems' business is obtained by competitive bids.

     Many of the parts sold by Marine Systems are generally available from other distributors, however, Marine Systems is one of a limited number of distributors of EMD parts. Although the Company believes it is unlikely, termination of Marine Systems' relationship with suppliers could adversely affect its business.

LOCOMOTIVE DIESEL REPAIR

     Through Rail Systems, the Company is engaged in the overhaul and repair of locomotive diesel engines and sale of replacement parts for locomotives serving the shortline and the industrial railroads within the continental United States. In October, 1993, EMD awarded an exclusive United States distributorship to Rail Systems to provide replacement parts, service and support to these important and expanding markets. EMD is the world's largest manufacturer of diesel-electric locomotives, a position it has held for over 70 years. The operation of Rail Systems commenced in January, 1994.

     Rail Systems has an office and service facility in Nashville, Tennessee. The service facility is primarily a parts warehouse. Service to the actual locomotives are completed at sites convenient for the customer by Rail Systems' service crews.

     The following table sets forth the diesel repair revenues of Rail Systems for the 1994 year (dollars in thousands):

                                                                            YEAR ENDED
                                                                         DECEMBER 31, 1994
                                                                       ---------------------
                                ACTIVITY                               AMOUNTS         %
    -----------------------------------------------------------------  --------     --------
    Overhaul and repair..............................................   $  246          3%
    Direct parts sales...............................................    8,283         97%
                                                                        ------        ---
              Total..................................................   $8,529        100%
                                                                        ======        ===

LOCOMOTIVE CUSTOMERS

     Shortline railroads have been a growing component of the United States railroad industry since deregulation of the railroads in the 1970's. Generally, shortline railroads have been created through the divestiture of branch routes from the major railroad systems. These short routes provide switching and short haul of freight, with an emphasized need for responsive and reliable service. Currently, about 500 shortline railroads in the United States operate approximately 2,400 EMD engines. Approximately 280 United States industrial users operate approximately 1,300 EMD engines. Generally, the EMD engines operated by the shortline and industrial users are older and, therefore, may require more maintenance.

LOCOMOTIVE COMPETITIVE CONDITIONS

     As an exclusive United States distributor for EMD parts, Rail Systems provides all EMD parts sales to these markets, as well as providing rebuild and service work. Currently, other than Rail Systems, there are three primary companies providing service for the shortline and industrial locomotives. In addition, the industrial companies in some cases, provide their own service.

EMPLOYEES

     Marine Systems and Rail Systems have approximately 135 employees.

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

                                   INSURANCE

     The Company is engaged in the writing of property and casualty insurance primarily through Universal Insurance Company ("Universal"), a corporation located in the Commonwealth of Puerto Rico. Since its formation in 1972, Universal has evolved primarily from an automobile physical damage insurer to a full service property and casualty insurer, with emphasis on the property insurance lines. Universal is ranked third among Puerto Rican insurance companies in terms of policyholders' surplus and admitted assets, and has achieved an A+ (Superior) rating from A. M. Best Company, a leading insurance rating agency, for eleven consecutive years.

     On September 25, 1992, Universal merged with Eastern America Insurance Company ("Eastern America"), a property and casualty insurance company in Puerto Rico, with Universal being the surviving entity. As of December 31, 1994, the Company owned 58% of Universal's voting common stock with the remaining 42% owned by Eastern America Insurance Group, Inc. ("Eastern America Group"), the former parent of Eastern America. The Company owns 100% of the non-voting common and preferred stocks of Universal. In accordance with a shareholder agreement among Universal, the Company and Eastern America Group, through options and redemption rights, Universal has the right to purchase the Company's interest in Universal over a period of up to 12 years from September, 1992. The result of such redemptions would be Eastern America Group becoming the owner of 100% of Universal's stock. Since December, 1992, the date of the first redemption, Universal has redeemed from the Company a total of 65,357 shares of Class B voting common stock and 24,360 shares of non-voting Class C common stock for a total redemption price of $15,000,000. In August, 1994, Eastern America Group purchased from Universal 30,410 shares of Class A voting common stock for $7,000,000.

INSURANCE OPERATION

     Universal writes a broad range of property and casualty insurance. Universal, however, is primarily a property insurer, generating approximately 70% of its 1994 premiums written from property insurance lines. Universal's principal property insurance line is automobile physical damage, specifically the vehicle single-interest and double-interest risks. Vehicle single-interest insures lending institutions against the risk of loss of the unpaid balance of their automobile loans with respect to financed vehicles and vehicle double-interest also insures the policyholders against damage to their automobiles. Vehicle single-interest and double-interest premiums accounted for 43% of Universal's consolidated premiums written in 1994.

     Universal's insurance business is generated primarily through Eastern America Insurance Agency, an affiliate of Eastern America Group, and through independent agents and brokers in Puerto Rico. While no one agent other than the Eastern America Insurance Agency accounted for more than 5% of premiums written in 1994, Universal could be adversely affected if it were to lose several of its higher producing agents.

     Universal maintains an extensive program of reinsurance of the risks that it insures, primarily under arrangements with reinsurers in London and the United States. Property lines are reinsured under surplus share agreements up to $10,000,000. Casualty claims above $500,000 are reinsured up to $4,000,000. Ocean marine and surety lines are reinsured under various pro rata and excess treaties up to $500,000 and $2,000,000, respectively. Catastrophe automobile physical damage, fire and allied lines and marine coverage affords recovery of losses over $500,000, $2,000,000 and $250,000 up to $14,000,000, $92,000,000 and
$4,000,000, respectively.

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

     At December 31, 1994, Universal had investments of $165,031,000, consisting of available-for-sale securities. At such date, approximately 90% of that portfolio was invested in United States Government instruments due to their safety and to the favorable Puerto Rican tax treatment of such securities.

     Universal's insurance business is governed by the Insurance Code of the Commonwealth of Puerto Rico and in accordance with the regulations issued by the Commissioner of Insurance of the Commonwealth of Puerto Rico.

REINSURANCE OPERATION

     Prior to 1991, the Company participated in the international reinsurance market through Mariner Reinsurance Company Limited ("Mariner"), a wholly owned subsidiary of the Company located in Bermuda, and through Universal. From 1970 through 1990, Mariner was engaged in the quota share and excess of loss reinsurance business dealing principally with brokers in London. This reinsurance consisted of certain property and casualty reinsurance lines whereby Mariner participated in the reinsurance of certain Lloyd's underwriters, British insurance companies, and other foreign insurance companies. In addition, Mariner reinsured certain treaties of Universal. Effective January 1, 1987, Mariner ceased writing any new or renewal reinsurance and Mariner's business portfolio was assumed by Universal; however, in 1989, two reinsurance contracts were transferred back to Mariner. Effective January 1, 1991, Universal ceased accepting new participation in the international reinsurance market and the entire reinsurance business portfolio was assumed by Mariner. During the 1992 year, Mariner, based on certain delayed and certain timely loss advices, increased its loss reserves by $2.5 million. In the first quarter of 1994, based on additional loss notifications, the Company recorded an additional $2 million of reserves for potential, but as yet, unreported losses. See "Note 5" to the financial statements included under Item 8 elsewhere herein for further disclosures on the increases in the Mariner reserve.

     With the 1990 year being the final year for participation in the reinsurance market, neither Mariner nor Universal was involved in any subsequent catastrophes. Neither Universal nor Mariner does business with any of the Company's other subsidiaries, nor is there any connection, other than common ownership.

     The Company is currently pursuing strategies to withdraw from the runoff of Mariner's reinsurance business at the earliest possible date. Such strategies include the possible commutation of Mariner's open book of reinsurance business in exchange for a portion of, or all of, Mariner's assets.

CAPTIVE INSURANCE OPERATION

     Effective January 1, 1994, the Company established a Bermuda based wholly owned captive insurance subsidiary, Oceanic Insurance Limited ("Oceanic"), to insure risks of the Company and its transportation and diesel repair subsidiaries. Oceanic procures reinsurance to limit its individual and aggregate exposure to losses.

EMPLOYEES

     Universal has approximately 200 employees, all in the Commonwealth of Puerto Rico. Mariner's and Oceanic's activities are handled by the Company's employees and by agents in Bermuda.

PROPERTIES

     Universal's office is located in San Juan, Puerto Rico. The office is leased with an expiration date of January 31, 1998.

ITEM 2.  PROPERTIES

     The information appearing in Item 1 is incorporated herein by reference. The Company and Dixie currently occupy leased office space at 1775 St. James Place, Suite 300, Houston, Texas under a lease that expires in August, 1996. The Company believes that its facilities are adequate for its needs and additional facilities would be readily available.

ITEM 3.  LEGAL PROCEEDINGS

     See "Note 13" to the financial statements included under Item 8 elsewhere herein for a discussion of legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year December 31, 1994, no matter was submitted to a vote of security holders through solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                NAME                   AGE                  POSITIONS AND OFFICES
- -------------------------------------  ---     -----------------------------------------------
George A. Peterkin, Jr...............  67      President, Director and Chief Executive Officer
J. H. Pyne...........................  47      President of Dixie and Executive Vice President
                                               and Director of Kirby
Brian K. Harrington..................  48      Senior Vice President, Treasurer and Assistant
                                               Secretary
G. Stephen Holcomb...................  49      Vice President, Controller, Assistant Treasurer
                                               and Assistant Secretary
Ronald C. Dansby.....................  55      President -- Inland Chemical Division
Steven M. Bradshaw...................  46      President -- Inland Refined Products Division
Patrick L. Johnsen...................  49      President -- Offshore Division
Dorman L. Strahan....................  38      President -- Diesel Repair Division
Mark R. Buese........................  38      Vice President -- Administration
Jack M. Sims.........................  52      Vice President -- Human Resources

     No family relationship exists between the executive officers or between the executive officers and the directors. Officers are elected to hold office until the annual meeting of directors, which immediately follows the annual meeting of stockholders, or until their respective successors are elected and have qualified.

     George A. Peterkin, Jr. holds a degree in business administration from the University of Texas, was elected a Director of the Company in 1973 and was employed as its President on October 1, 1976. He had served as a Director of Industries since 1969 and as President of Industries since January, 1973. Prior to that, he was President of Dixie from 1953 through 1972.

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

     Brian K. Harrington is a Certified Public Accountant and holds a M.B.A. degree from the University of Oregon. He has served as Treasurer and Principal Financial Officer of the Company and Dixie since May, 1989, Vice President since September, 1989 and Senior Vice President since 1993. Prior to joining the Company, he was engaged as a financial consultant with emphasis in the petrochemical distributing industry, providing services to Dixie and other companies. Prior to 1979, he was Vice President of Planning, Marketing and Development for Paktank Corporation.

     G. Stephen Holcomb holds a degree in business administration from Stephen
F. Austin State University and has served the Company as Vice President, Controller, Assistant Treasurer and Assistant Secretary since January, 1989. He also served as Controller from January, 1987 to January, 1989, and as Assistant Controller and Assistant Secretary from 1976 through 1986. Prior to that, he was Assistant Controller of Industries from 1973 to 1976. Prior to joining the Company, he was employed by Cooper Industries, Inc.

     Ronald C. Dansby holds a degree in business administration from the University of Houston and has served the Company as President -- Inland Chemical Division since 1994. He also serves as President of Dixie Marine, having joined the Company in connection with the acquisition of Alamo Inland Marine Co. ("Alamo") in 1989. He had served as President of Alamo since 1974. Prior to that, he was employed by Alamo Barge Lines and Monsanto Chemical from 1962 to 1973.

     Steven M. Bradshaw holds a M.B.A. degree from Harvard Business School and has served the Company as President -- Inland Refined Products Division since 1994. He also serves as Executive Vice President -- Marketing of Dixie since 1990 and served in various operating and administrative capacities with Dixie from 1981 to 1990, including Vice President -- Sales from 1985 to 1990. Prior to joining Dixie, he was employed by the Ohio River Company and served as an officer in the United States Navy.

     Patrick L. Johnsen holds a degree in nautical science from California Maritime Academy and has served as President -- Offshore Division since 1994. Prior to joining the Company in August, 1993, he served in senior seagoing and shoreside capacities with Mobil Shipping and Transportation, including Chartering and United States Fleet Manager. Prior to joining Mobil in 1978, he was employed at sea by various shipping companies, including Sabine.

     Dorman L. Strahan attended Nicholls State University and has served the Company as President -- Diesel Repair Division since 1994. He also serves as President of Marine Systems since 1986 and President of Rail Systems since 1993. After joining the Company in 1982 in connection with the acquisition of Marine Systems, he served as Vice President of Marine Systems until 1985.

     Mark R. Buese holds a degree in business administration from Loyola University and has served the Company as Vice President -- Administration since 1993. He also serves as Vice President of Dixie since 1985 and served in various sales, operating and administrative capacities with Dixie from 1978 through 1985, including President of Western.

     Jack M. Sims holds a degree in business administration from the University of Miami and has served the Company as Vice President -- Human Resources since 1993. Prior to joining the Company in March, 1993, he served as Vice
President -- Human Resources for Virginia Indonesia Company from 1982 through 1992, Manager -- Employee Relations for Houston Oil and Minerals Corporation from 1977 through 1981 and in various professional and managerial positions with Shell Oil Company from 1967 through 1977.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is traded on the American Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices for the common stock for the periods indicated as reported by The Wall Street Journal.

                                                                     SALES PRICES
                                                                    --------------
                                                                    HIGH       LOW
                                                                    ----       ---
        1993
          First Quarter...........................................  $14  3/8   $11 3/8
          Second Quarter..........................................   19  1/8   13  5/8
          Third Quarter...........................................   22        17
          Fourth Quarter..........................................   21  3/4   17  5/8
        1994
          First Quarter...........................................   23  3/8   20
          Second Quarter..........................................   23        16
          Third Quarter...........................................   19  1/4   15  1/2
          Fourth Quarter..........................................   19  3/4   15  3/4
        1995
          First Quarter (through March 14, 1995)..................   19  3/4   15  1/2

     As of March 14, 1995, the Company had 28,314,336 outstanding shares held by approximately 2,300 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 1994. The information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company and the Financial Statements and Schedules included under Item 8 elsewhere herein (in thousands, except per share amounts):

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1990       1991     1992(1)    1993(1)    1994(1)
                                              --------   --------   --------   --------   --------
Revenues:
  Transportation............................  $109,366    117,003    190,214    283,747    311,076
  Diesel repair.............................    24,894     34,288     35,753     31,952     45,269
  Insurance.................................    31,412     27,947     34,661     52,875     65,812
  Investment income.........................     7,885      6,875      6,795      7,910      9,211
  Gain on disposition of assets.............       393      1,412        427        355        415
  Other.....................................     1,834      1,508      1,653      1,565      1,354
                                              --------   --------   --------   --------   --------
                                              $175,784    189,033    269,503    378,404    433,137
                                              ========   ========   ========   ========   ========
Earnings before extraordinary item and
  cumulative effect of accounting changes...  $ 13,500     13,298     13,598     22,829     16,653
Extraordinary item(2).......................     1,900         --         --         --         --
                                              --------   --------   --------   --------   --------
  Earnings before cumulative effect of
     accounting changes.....................    15,400     13,298     13,598     22,829     16,653
Cumulative effect on prior years of
  accounting changes(3).....................        --         --    (12,917)        --         --
                                              --------   --------   --------   --------   --------
       Net earnings.........................  $ 15,400     13,298        681     22,829     16,653
                                              ========   ========   ========   ========   ========
Earnings (loss) per share of common stock:
  Primary:
     Earnings before extraordinary item and
       cumulative effect of accounting
       changes..............................  $    .60        .61        .60        .86        .58
     Extraordinary item(2)..................       .08         --         --         --         --
                                              --------   --------   --------   --------   --------
     Earnings before cumulative effect of
       accounting changes...................       .68        .61        .60        .86        .58
     Cumulative effect on prior years of
       accounting changes(3)................        --         --       (.57)        --         --
                                              --------   --------   --------   --------   --------
       Net earnings.........................  $    .68        .61        .03        .86        .58
                                              ========   ========   ========   ========   ========
  Fully diluted net earnings -- 1991 only...             $    .59
                                                         ========
Weighted average shares outstanding.........    22,700     21,952     22,607     26,527     28,790
Net cash provided by operations before
  extraordinary item and changes in assets
  and liabilities...........................  $ 30,032     28,620     35,387     58,998     60,802
Capital expenditures........................  $ 18,104     38,215    132,537     90,542     79,464

                                             (Table continues on following page)

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1990       1991     1992(1)    1993(1)    1994(1)
                                              --------   --------   --------   --------   --------
Investments.................................  $ 88,687     94,747    115,838    127,303    173,275
Property and equipment, net.................  $106,437    129,617    237,596    283,413    330,762
Total assets................................  $253,716    286,002    446,420    563,253    667,472
Insurance reserves and claims...............  $ 55,049     53,587     81,559    116,865    148,891
Long-term debt..............................  $ 68,428     80,702    158,922    120,559    159,497
Stockholders' equity........................  $ 97,112    111,625    122,825    211,749    222,976

- ---------------
(1) Comparability with prior periods is affected by the acquisition of Sabine in the first quarter of 1992, the acquisition of Ole Man River and merger with Scott Chotin in the second quarter of 1992, the merger with Eastern America in the third quarter of 1992, the acquisition of TPT in the first quarter of 1993, the merger with AFRAM Lines in the second quarter of 1993, the acquisition of Chotin Transportation in the fourth quarter of 1993, the acquisition of the tankers from Tosco and OMI in the third quarter of 1994 and the acquisition of the marine assets of Dow in the fourth quarter of 1994.

(2) The extraordinary item for the year ended December 31, 1990 represents the reduction in equivalent income taxes from utilization of financial net operating loss carryforwards.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

RESULTS OF OPERATIONS

     The Company reported net earnings for the 1994 year of $16,653,000, or $.58 per share, compared with net earnings for the 1993 year of $22,829,000, or $.86 per share, and net earnings before the cumulative effect of changes in accounting principles for the 1992 year of $13,598,000, or $.60 per share. Net earnings for the 1992 year were $681,000, or $.03 per share.

     The Company adopted, effective January 1, 1992, Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and Accounting Standards No. 109, "Accounting for Income Taxes." Collectively, the recognition of the cumulative effect of the adoption of the Accounting Standards for all prior years reduced the Company's 1992 net earnings by $12,917,000, or $.57 per share. The adoption of both Accounting Standards also reduced the Company's 1992 operating earnings after applicable income taxes by $1,271,000, or $.06 per share.

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

     Accounting Standards No. 109 required a change from the deferred method to the asset and liability method of accounting for income taxes. The cumulative effect on prior years for the change in accounting principle resulted in an expense of $10,659,000, or $.47 per share. The effect of the adoption of Accounting Standards No. 109 reduced the Company's 1992 operating earnings after applicable income taxes by $916,000, or $.04 per share.

     The adoption of the Accounting Standards had no effect on the Company's cash flow.

     The Company conducts operations in three business segments: marine transportation, diesel repair and property and casualty insurance. A discussion of each segment follows:

MARINE TRANSPORTATION

     The Company's marine transportation segment reported transportation revenues for the 1994 year of $311,076,000, reflecting a 10% increase when compared with $283,747,000 reported for the 1993 year and a 64% increase when compared with $190,214,000 reported for the 1992 year.

     Revenues for 1994 reflect the operations during the 1994 year of three marine transportation companies acquired during the 1993 year and four offshore tankers and an inland asset acquisition during the 1994 year. In March, 1993, the Company acquired the assets of TPT, in May, 1993, the assets of AFRAM Lines and in December, 1993 the assets of Chotin Transportation. The four offshore tankers were acquired in July, 1994 and the transportation assets of Dow were acquired in November, 1994. All of the above noted acquisitions were accounted for under the purchase method of accounting. Collectively, the above noted 1993 acquisitions generated revenues for the 1993 year of approximately $61,400,000 since their dates of acquisition and the above noted 1994 acquisitions generated revenues for the 1994 year of approximately $16,435,000 since their dates of acquisition.

     As a provider of service for both the inland and offshore United States markets, the marine transportation segment is divided into three divisions organized around the markets they serve: the Inland Chemical Division, serving the inland industrial and agricultural chemical markets; the Inland Refined Products Division, serving the inland refined products market; and the Offshore Division, which serves the offshore petroleum products, container, dry-bulk and palletized cargo markets. A division analysis by years of marine transportation revenues follows:

  1994 Marine Transportation Revenues

     The Inland Chemical Division's revenues for 1994 totaled $141,390,000, or 46% of total transportation revenues, an increase of 5% compared with $134,578,000 reported in 1993. The Inland Chemical Division operates under long-term contracts, short-term contracts and spot movements of products. As of December 31, 1994, approximately 80% of such movements were under contracts and approximately 20% under spot movements. Since March, 1994, the Division experienced spot rate increases, and the higher spot rates were conducive to increases in contract rates as contracts were renewed.

     The Inland Chemical Division benefited from positive improvements in equipment utilization and rates, generated primarily from a hike in the 1994 business levels of the division's customers, the chemical manufacturers. During the majority of the year, the Company's river operation continued to experience pricing pressure in movements of chemicals in the Ohio River market. However, during the latter part of the year, the river operation did begin to strengthen as business levels tightened capacity.

     The demand for movements of liquid fertilizer and anhydrous ammonia by the Inland Chemical Division remained strong during all of 1994. Acreage planting in the Midwest farm belt increased, partially due to the low levels of grain commodities resulting from the 1993 upper Mississippi River flooding.

     Revenues from the Inland Refined Products Division for 1994 improved to $67,251,000, representing 22% of total transportation revenues, an increase of 46% compared with $45,940,000 reported in 1993. The Inland Refined Products Division, like the Inland Chemical Division, operates under long-term contracts, short-term contracts and spot market movements. Approximately 35% of such movements were under term contracts and the remaining 65% under spot market movements. During 1994, rates for spot market movements of refined petroleum products remained higher than the majority of movements performed under contracts; however, as contracts were renewed, higher rates were received due to the continued improvements in spot market rates.

     The Inland Refined Products Division experienced high utilization of its fleet during all of 1994. The division benefited substantially from the addition of 53 inland tank barges acquired from Chotin Transportation in December, 1993, along with a transportation contract through the year 2000. The asset acquisition and resulting contract substantially increased the division's market presence in the contract and spot movements of refined petroleum products on the Mississippi River System.

     Revenues from the Offshore Division for 1994 declined 1% to $107,198,000, representing 34% of total transportation revenues for 1994, from the $108,376,000 reported in 1993. The Offshore Division, which participates in movements of both refined products and dry products, experienced weaknesses in all of its markets during the 1994 year, due primarily to excess equipment capacity and reduced demand for movements of products from each of the markets.

     The offshore movements of refined products remained extremely weak during the 1994 year, with the exception of the first quarter and the latter portion of the fourth quarter. During the 1994 first quarter, certain vessels were engaged in spot market trade delivering heating oil to the Northeast due to the harsh 1994 winter season. Profitability of such spot market movements was adversely affected by the winter weather conditions, which hampered operating efficiencies. During the 1994 second quarter, three of the Company's offshore liquid vessels were idle and during the 1994 third quarter and early fourth quarter, as many as six of the Company's offshore vessels were idle, including the three tankers acquired from OMI in July, 1994. Spot market rates during the 1994 second, third and a portion of the fourth quarter were extremely low.

     During the 1994 fourth quarter, the market for the Company's offshore liquid equipment reflected significant improvement in both utilization and rates. The requirements for the use of reformulated gasoline under the Clean Air Act in nine non-attainment areas, effective January 1, 1995, was beneficial in placing nine of the Company's twelve offshore liquid vessels under term contracts that became effective during the 1994 fourth quarter. Of the remaining three vessels, two were engaged in shorter term movements at satisfactory rates and one was out of service pending scrapping effective January 1, 1995, in compliance with the OPA. In addition, further temporary tightening of the offshore liquid market occurred in mid-October, 1994, when the Houston area San Jacinto River flooding caused certain refined products pipelines serving the United States Northeast to break, suspending service for varying periods of days.

     Movements for the transportation of food commodities and related products under the United States Government's preference aid cargo programs and military household goods movements, have also remained weak. Excess equipment capacity and a reduction in available movements led to rates that were significantly lower than 1993 rates for the market. Such weakness in the market resulted in one of the Company's ships being idle for three weeks during the 1994 third quarter and one ship was idle for the latter part of December. The softness in the overall preference aid cargo market also negatively affected the Company's other offshore dry cargo barge and tug units that primarily work under a long-term contract with an electric utility company, but periodically operate in the preference aid market as a supplement to their long-term contract movements.

     During the 1994 first quarter, one of the Company's offshore barge and tug units experienced difficulties with collection of its empty containers from several voyages carrying preference aid cargo to Haiti which, during that time, was politically unstable. Collectively, the voyages to Haiti reduced the Company's 1994 first quarter earnings before taxes by an estimated $1,750,000 ($1,150,000 after taxes or $.04 per share).

     The Company's foreign flag container service, which provided a direct all-water transportation service from Memphis to Mexico and Central America, was discontinued effective August 24, 1994. Aggressive pricing from competitors resulted in slower than anticipated acceptance of the service. Volumes were increasing with each voyage; however, operating losses and the negative prospect for future profitability did not warrant continuation of the service. Since inception in February, 1994, the operation suffered operating losses through August 24 of approximately $1,925,000 ($1,250,000 after taxes or $.04 per share). Shut-down expenses totaled approximately $525,000 ($350,000 after taxes or $.01 per share).

  1993 Marine Transportation Revenues

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

     Revenues from the Inland Chemical Division increased 17% from the previous year totaling $134,578,000, or 48% of total 1993 transportation revenues. Movements of industrial chemicals were intermittently weak during the 1993 year, as recessionary pressures negatively influenced the market during the first quarter of 1993 and budgetary constraints by petrochemical manufacturers negatively affected the market during the second half of 1993.

     Movements of liquid fertilizer and anhydrous ammonia remained at a high level during 1993 due to continued heavy usage of fertilizer products and consistent exports. For the 1993 year, the movements of liquid fertilizer were conducted well past the normal fertilizer season, the result of enhanced demand due to the flooding of the Mississippi River farmlands.

     The Inland Refined Products Division's revenues increased 55% to $45,940,000, contributing 16% to the Company's overall 1993 transportation revenues. The demand for the movement of gasoline, diesel fuel and jet fuel escalated during the 1993 year and such demand benefited equipment utilization and enabled modest rate increases. A full year of operation of Sabine Transportation and OMR Transportation also contributed to the increase.

     Revenues for the Offshore Division increased 115% to $108,376,000, contributing 38% of the Company's total transportation revenues. The acquisition of AFRAM in May, 1993 accounted for a significant portion of the year-to-year gain. Throughout 1993, the division's break-bulk vessels remained in heavy demand, being removed from service only for scheduled maintenance. The Offshore Division's liquid market, however, reflected price and demand weakness due to excess capacity in the offshore liquid market, particularly affecting spot market rates. During 1993, certain offshore liquid vessels were idle due to lack of business.

  1992 Marine Transportation Revenues

     The Inland Chemical Division's revenues increased to $115,448,000, contributing 61% of the Company's total transportation revenues. The inclusion of Scott Chotin in June, 1992 accounted for a portion of the increase. During all of 1992, the division's equipment utilization and rates were negatively influenced from recessionary pressures. However, agricultural chemical movements were strong due to heavy usage of fertilizer products and increased export sales.

     Revenues from the Inland Refined Products Division were $29,578,000, contributing 15% of the total transportation revenues. The division was formed in 1992 with the acquisition of the marine assets by Sabine Transportation and OMR Transportation. Overall, the market for the movement of refined products was weak, as the peak driving season fell below expectations.

     The Offshore Division's revenues increased to $50,424,000, contributing 27% of the Company's total transportation revenues. The addition of Sabine Transportation's six tankers during 1992 significantly impacted the 1992 offshore revenues, as all six of the tankers were fully utilized, except for periods of scheduled maintenance.

  Marine Transportation Costs and Expenses

     Costs and expenses, excluding interest expense, for the marine transportation segment for the 1994 year increased to $280,187,000, an increase of 16% over the comparable 1993 costs and expenses of $242,553,000 and 72% over 1992 costs and expenses of $162,973,000. The majority of the increases for both comparable periods reflect the costs and expenses, including depreciation, associated with the acquisitions, mergers and asset purchases consummated during the 1994, 1993 and 1992 years. In addition, the increases reflect higher equipment costs, health and welfare costs, general and administrative costs and inflationary increases in costs and expenses.

  Marine Transportation Pretax Earnings

     The marine transportation pretax earnings for 1994 were $23,458,000, a decrease of 34% compared with 1993 pretax earnings of $35,668,000 and 7% over 1992 pretax earnings of $21,836,000.

DIESEL REPAIR

     The Company's diesel repair segment reported diesel repair revenues for the 1994 year of $45,269,000, reflecting a 42% increase compared with revenues of $31,952,000 for 1993 and a 27% increase compared with $35,753,000 for 1992.
Revenues for the 1994 year reflect the formation, effective January 1, of a new diesel repair operation, which provides parts and service to shortline railroads and industrial companies that operate locomotives. The new segment reported revenues for the 1994 year of $8,529,000.

     The diesel repair segment is divided into two divisions organized around the markets they serve. The Marine Diesel Repair Division operates on all three coasts and in the Midwest through five facilities that repair and overhaul marine diesel engines and reduction gears, and sell related parts and accessories. The Rail Diesel Repair Division, which commenced operations in January, 1994, provides replacement parts, service and support nationwide to shortline railroads and industrial companies that operate locomotives.

  1994 Diesel Repair Revenues

     The Marine Diesel Repair Division's revenues increased to $36,740,000, contributing 81% of the diesel repair segment's total revenues during 1994, an increase of 15% compared with the $31,952,000 reported in 1993. Operating in a very competitive market, the Marine Diesel Repair Division reflected significant improvements in its Midwest and Gulf Coast markets, particularly during the second half of 1994. Inland dry-bulk cargo carriers have slowly rebounded from the effects on their business from the upper Mississippi River flooding during the 1993 third quarter. As a result of the flooding, which caused depressed coal and grain markets, the Division's customers either curtailed or postponed scheduled repairs and maintenance and significantly curtailed parts purchases. The East Coast markets also reflected improvements during the second half of 1994 as military customers enhanced their repair and maintenance activities. Also, the West Coast market improved, as a hike in tuna prices enabled the offshore fishing customers to slowly rebound from depressed 1993 and 1992 fishing markets.

     The Rail Diesel Repair Division, which commenced operations in January, 1994, reported revenues for 1994 of $8,529,000, contributing 19% of the diesel repair segment's 1994 total revenues. The division serves as the exclusive shortline and industrial rail distributor of aftermarket parts and service for EMD, the world's largest manufacturer of locomotives. Substantially all of the revenues were generated from direct parts sales. The Rail Diesel Repair Division reported a modest profit from its first year of operations.

  1993 Diesel Repair Revenues

     Revenues for the Marine Diesel Repair Division fell 11% to $31,952,000 from the $35,753,000 reported in 1992. Flooding in the upper Mississippi River during the 1993 third quarter resulted in a significant reduction in revenues from the Midwest market, which catered to the inland barge industry. Customers either curtailed or postponed scheduled maintenance and parts purchases. The East Coast market, catering to the military, was negatively affected by United States military reductions and governmental budget restraints. The West Coast market, catering to the offshore tuna fishing industry, was hindered by deferred maintenance to their commercial customer's fleets due to the low worldwide price of tuna. In the Gulf Coast market, business remained relatively constant.

  1992 Diesel Repair Revenues

     The Marine Diesel Repair Division's revenues increased 4% in 1992 to $35,753,000. The West Coast facility, acquired in July, 1991, generated approximately $6,000,000 in revenues during 1992. Recessionary pressures in each market area, influenced by different economic conditions, curtailed growth. Military reductions hampered growth in the East Coast markets while the West Coast was negatively affected by deferred maintenance of equipment by their commercial fishing customers due to the worldwide low price of tuna.

  Diesel Repair Costs and Expenses

     Costs and expenses, excluding interest expense, for the diesel repair segment for 1994 totaled $42,179,000, compared with $30,121,000 for 1993 and $33,328,000 for 1992. The increase of 40% for 1994 when compared with 1993 reflected the overall growth in revenues for the Marine Diesel Repair Division, as well as the costs and expenses associated with the commencement of the Rail Diesel Repair Division. The 1993 reduction of 10% reflected the overall decline in revenues and its negative effect on the segment's profit margins. Costs and expenses for 1992 increased 4%, primarily due to the opening of the Seattle facility and the acquisition of the West Coast facility in July, 1991.

  Diesel Repair Pretax Earnings

     The diesel repair's pretax earnings for 1994 were $2,789,000, an increase of 77% compared with 1993 pretax earnings of $1,577,000 and 23% over 1992 pretax earnings of $2,263,000.

PROPERTY AND CASUALTY INSURANCE

     The Company's property and casualty insurance segment, which is conducted primarily through Universal, reported premiums written of $111,415,000 for 1994, an increase of 38% compared with premiums written of $80,993,000 for 1993 and 111% over premiums written of $52,830,000 for 1992. Net premiums earned for 1994 totaled $61,477,000, an increase of 27% compared with net premiums earned of $48,243,000 for 1993 and 108% over 1992 net premiums earned of $29,552,000.

  1994 Property and Casualty Insurance Revenues

     The 38% increase in premiums written for 1994 over 1993 reflected continued emphasis on the automobile lines of insurance, particularly the vehicle single-interest and double-interest lines. New financial institution customers, portfolio transfers and significant improvement in automobile sales in Puerto Rico have all led to improved premiums written under the automobile lines. The improvement in automobile sales was generated partially from an improved Puerto Rico economy and from lower automobile prices on United States manufactured automobiles, the result of a 1994 reduction in Puerto Rico's excise tax rates.

     The 27% increase in net premiums earned for 1994 over 1993 reflected the amortization of net premiums written over the life of a policy. The substantial increase reflected the result of the 38% increase in premiums written during 1994, as well as the significant increase in premiums written during 1993. Net premiums earned reflects the amortization of net premiums written over the life of the policy. Net premiums earned continued to be negatively affected by higher reinsurance costs for the commercial multiple-peril line associated with the ceding of a portion of the gross premiums written under the segment's reinsurance program. During 1994, some stabilization has occurred, however, reinsurance rates remained high.

  1993 Property and Casualty Insurance Revenues

     Premiums written for 1993 reflected a 53% increase compared with 1992. Business generated from Eastern America's portfolio, brought in with the merger of Eastern America with and into Universal in September, 1992, was the primary reason for the increase. A new government policy, two vehicle single-interest portfolio transfers and the addition of vehicle single-interest business from two financial institutions, which was the result of an improvement in automobile sales in 1993, also contributed to the significant improvement in premiums written.

     Net premiums earned for 1993 increased 63% compared with the prior year, reflecting the hike in the business volume from the merger with Eastern America, as well as a significant increase in the single-interest line of business during 1993. As in 1994, net premiums earned for 1993 were negatively reflected by the hike in reinsurance cost, primarily the result of the number of worldwide catastrophic events within the past few years.

  1992 Property and Casualty Insurance Revenues

     For 1992, premiums written reflected a 45% increase compared with 1991. During 1992, increased emphasis was placed on participation in the commercial multiple-peril and vehicle double-interest lines of business, as premium volumes in the vehicle single-interest line remained low due to a slow Puerto Rico economy and resulting depressed new automobile sales in Puerto Rico. In addition, the results reflected the merger of Eastern America with and into Universal.

     Net premiums earned for 1992 reflected a 25% increase compared with 1991, primarily due to the 45% increase in premiums written. The increase in the commercial multiple-peril lines of business resulted in higher reinsurance cost associated with commercial multiple-peril business due to the higher risk of loss exposure.

  Property and Casualty Insurance Investment Income

     Investment income is generated primarily from the segment's investment in United States Treasury securities, due to their investment safety and favorable Puerto Rico tax treatment. Investment income totaled $8,706,000 for 1994 compared with $7,741,000 for 1993 and $6,454,000 for 1992. The hike in interest rates during 1994 contributed to the 12% increase for 1994; however, prior to the decline in interest rates, the segment procured a constant yield on a large portion of its United States Treasury securities with fixed rates. Even though interest rates remained low during 1993 and 1992, the insurance segment's investment income increased 20% in 1993 and 8% in 1992. The 1993 and 1992 investment income also benefited from the merger with Eastern America in 1992.

  Property and Casualty Insurance Costs and Expenses

     Losses, claims and settlement expenses for 1994 totaled $44,634,000 compared with $37,496,000 for 1993 and $26,289,000 for 1992. The 19% increase for 1994 reflected a significant increase in business volume, particularly the vehicle double-interest line and a favorable year for actual loss events. For 1993, the 43% increase reflected the merger with Eastern America as well as an increase in all lines of insurance, with the emphasis on the vehicle single-interest line. The 45% increase for 1992 reflected the merger with Eastern America in addition to an abnormal year for losses from the commercial multiple-peril line, which experienced high losses from specific events.

     Losses, claims and settlement expenses for the 1994 year and 1992 year also included a reserve of $2,000,000 and $2,500,000, respectively, for potential, but as yet unreported, losses related to Mariner. During 1970 through 1990, Mariner participated in the writing of property and casualty reinsurance. Mariner received certain delayed large loss advices, which resulted in the increases in the loss reserves. The 1990 year was the last year for participation in the reinsurance market. Management continues to review the runoff of the reinsurance business previously written by Mariner with the intent of seeking a withdrawal from this business and closure of Mariner's activities, including consideration of commutation of Mariner's book of business. A commutation would entail the transfer of liability from known and incurred but not reported losses to a second party in exchange for a portion of, or all of, Mariner's assets.

     As of December 31, 1994, 1993 and 1992, the Company owned 58%, 70% and 75%, respectively, of the voting common stock of Universal, with the balance owned by Eastern America Group. The Company owned

100% of the non-voting outstanding common and preferred stocks. Minority interest expense for 1994 and 1993 totaled $3,424,000 and $1,623,000, respectively.

  Property and Casualty Insurance Pretax Earnings

     The Company's portion of the property and casualty insurance segment's pretax earnings totaled $5,119,000 for 1994, an increase of 13% compared with net earnings of $4,539,000 for 1993 and 362% over 1992 pretax earnings of $1,108,000.

FINANCIAL CONDITIONS, CAPITAL REVENUES AND LIQUIDITY

  Stock Repurchase

     On August 1, 1994, the Board of Directors authorized the Company to purchase up to 2,000,000 shares of its own common stock. Prior authorization in October, 1990 for the repurchase of 2,000,000 shares of the Company's common stock was superseded by this authorization. The Company is authorized to purchase the common stock on the American Stock Exchange and in privately negotiated transactions. When purchasing common stock, the Company is subject to price, trading volume and other market considerations. Shares repurchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes. To date, the Company has not repurchased any of its common stock under the current authorization.

  Long-Term Financing

     The Company and Dixie have separate revolving credit agreements with an established line of credit of $50,000,000 each. The credit agreements provide the Company options on interest rates based on prime, Eurodollar or CD rates. Proceeds under the credit agreements can be used for general corporate purposes, the purchase of new or existing equipment or for business acquisitions. As of March 14, 1995, the Company and Dixie had $15,000,000 and $27,900,000,
respectively, available for takedown under the credit agreements. The Company and Dixie entered into the separate credit agreements in April, 1993 providing for aggregate borrowings of up to $30,000,000 and $50,000,000, respectively. In August, 1993, the Company's line of credit was increased to $50,000,000 and in May, 1994, the credit agreements were renewed and the agreements extended to June, 1997.

     In March, 1992, Dixie entered into a $20,000,000 acquisition credit facility with Texas Commerce Bank National Association that provided the transportation segment with in-place financing for possible future acquisitions. On June 1, 1992, the acquisition credit facility was activated with the merger of Scott Chotin into a subsidiary of the Company and in August, 1992, the acquisition credit facility was retired.

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

     In June, 1993, the Company redeemed the entire $50,000,000 aggregate principal amount of its 7 1/4% Convertible Subordinated Debentures due 2014 ("Debentures") issued in October, 1989 at a redemption price of 105.075% of the principal amount of the Debentures, plus accrued interest on the principal of the Debentures from April 1, 1993 to the date fixed for redemption. The holders of the entire $50,000,000 of Debentures elected to convert such Debentures into common stock of the Company at a conversion price of $11.125 per share. The conversion of the Debentures increased the issued and outstanding common stock of the Company by 4,494,382 shares.

     In November, 1994, Dixie entered into a $10,000,000 acquisition credit facility with Texas Commerce Bank National Association that provided the transportation segment with in-place additional financing for the Dow transportation asset acquisition completed in November, 1994. The acquisition credit facility was never activated and is scheduled to expire on May 4, 1995.

     In December, 1994, the Company established a $250,000,000 medium term note program providing for the issuance of fixed rate or floating rate notes with maturities of nine months or longer. The shelf registration program, registered with the Securities and Exchange Commission, was activated in March, 1995 with the issuance of $34,000,000 of the authorized notes. The issued medium term notes bear interest at an average fixed rate of 7.77% with a maturity of March 10, 1997. Proceeds from sale of the notes were used to retire the Company's outstanding bank term loan in the amount of $10,286,000 due June 1, 1997 and to reduce the Company's outstanding revolving credit loans by $23,714,000. The remaining $216,000,000 available under the medium term note program will provide financing for future business and equipment acquisitions and working capital requirements. The Company's outstanding bank term loan in the amount of $10,666,000, due March 6, 1997, is anticipated to be retired by March 20, 1995 with proceeds borrowed under the Company's revolving credit agreements.

  Business Acquisitions and Developments

     Following the Company's stated strategy of acquiring businesses to complement its existing operations, the Company has been actively engaged in the acquisition of, or merger with, companies during the 1992, 1993 and 1994 years.

     On March 13, 1992, the Company completed the purchase of Sabine for $36,950,000 in cash. Sabine, located in Port Arthur, Texas, was engaged in coastal and inland marine transportation of petroleum products and in harbor tug services. The purchased properties included six U.S. flag tankers, 33 owned and five leased inland tank barges, 11 owned and four leased inland towboats, three owned bowboats, eight owned harbor tugboats, land and buildings. The Company has continued to use the assets of Sabine in the same business that Sabine conducted prior to the purchase. The purchase was financed through $9,950,000 of existing cash balances, borrowings of $9,000,000 under the transportation segment's bank revolving credit agreement, as well as an $18,000,000 bank term loan with a negative pledge of the assets acquired from Sabine. Based on audited information, assets acquired from Sabine had total revenues for the years ended December 31, 1990 and 1991 of $62,886,000 and $62,986,000, respectively.
Operations of the assets acquired from Sabine are included as part of the Company's operations effective March 13, 1992, in accordance with the purchase method of accounting.

     On April 2, 1992, the Company completed the purchase of Ole Man River for $25,575,000 in cash. Ole Man River, located in Vicksburg, Mississippi, was engaged in inland marine tank barge transportation of petroleum products along the Mississippi River System and the Gulf Intracoastal Waterway. The purchased properties included 24 owned and two leased inland tank barges, eight owned inland towboats, land and buildings. The Company has continued to use the assets of Ole Man River in the same business that Ole Man River conducted prior to the purchase. The asset purchase was funded by borrowings under the transportation segment's bank revolving credit agreement. Based on audited information, Ole Man River had total revenues for the years ended December 31, 1990 and 1991 of $14,676,000 and $15,500,000, respectively. Operations of the assets acquired from Ole Man River are included as part of the Company's operations effective April 2, 1992, in accordance with the purchase method of accounting.

     On June 1, 1992, the Company completed the acquisition of Scott Chotin by means of a merger of Scott Chotin with and into a wholly owned subsidiary of the Company for an aggregate consideration of approximately $34,900,000. Pursuant to the Agreement and Plan of Merger, the Company issued 870,892 shares of common stock, valued at $12.625 per share, to certain Scott Chotin shareholders and paid the shareholders of Scott Chotin approximately $9,700,000 in cash in exchange for the working capital and all of the outstanding common stock of Scott Chotin, discharged existing debt of Scott Chotin of approximately $7,400,000 and paid to certain executives and shareholders of Scott Chotin $5,000,000 for agreements not to compete. In addition, the Company recorded a liability reserve for the issuance, over a three-year period after the closing, of up to 170,000 additional shares of the Company's common stock contingent upon the resolution of certain potential liabilities resulting from operations of Scott Chotin prior to the merger. In June, 1993, the Company issued 22,500 shares of common stock and in June, 1994, the Company issued an additional 22,500 shares of common stock under the contingent stock agreement. Scott Chotin, located in Mandeville, Louisiana, was engaged in inland marine tank barge transportation of industrial chemicals and asphalt along the Mississippi River System and the Gulf Intracoastal Waterway. Scott Chotin's inland fleet consisted of 29 owned tank barges, six of which operate in the asphalt trade, 10 owned dry cargo barges, eight owned towboats, land and buildings. The Company has continued to use the assets of Scott Chotin in the same business that Scott Chotin conducted prior to the merger. The cash portion of the merger was financed through existing cash balances, borrowings under a subsidiary of the Company's $20,000,000 acquisition line of credit, as well as a $16,000,000 bank term loan with a negative pledge of the assets of Scott Chotin. Based on audited information, Scott Chotin recorded total revenues for the years ended May 31, 1991 and 1992 of $20,894,000 and $18,817,000, respectively. Scott
Chotin's operations are included as part of the Company's operations effective June 1, 1992, in accordance with the purchase method of accounting.

     On September 25, 1992, the Company completed the acquisition of Eastern America, a property and casualty insurance company in Puerto Rico, by means of a merger of Eastern America with and into the Company's insurance subsidiary, Universal, with Universal being the surviving entity. Presently, the Company owns approximately 58% of the voting common stock of Universal, with the remaining approximately 42% owned by Eastern America Group, the former parent of Eastern America. Through options and redemption rights included in the merger transaction, Eastern America Group could become the owner of up to 100% of Universal's stock over a period of up to 12 years from September, 1992. Based on audited information, Eastern America reported total revenues of $11,951,000 and $13,544,000 for the years ended December 31, 1990 and 1991, respectively. Eastern America's operations are included as part of the Company's operations effective September 25, 1992, in accordance with the purchase method of accounting. To date, Universal has redeemed a total of 65,357 shares of voting Class B common stock and 24,360 shares of non-voting Class C common stock from the Company at a total redemption price of $15,000,000. In August, 1994, Eastern America Group purchased an additional 30,410 shares of voting Class A common stock from Universal for $7,000,000.

     On March 3, 1993, the Company completed the purchase of TPT for $24,400,000 in cash. TPT was engaged in the inland marine transportation of industrial chemicals and lube oil primarily from the Gulf Intracoastal Waterway to customers primarily on the upper Ohio River. TPT's inland fleet consisted of 61 owned and six leased double skin tank barges, four owned and one leased single skin tank barges and five owned towboats. Of the 72 barges, 32 are equipped with vapor control systems while 30 barges are dedicated to the transportation of lube oil, where vapor control equipment is not required. The Company has continued to use the assets of TPT in the same business that TPT conducted prior to the purchase. The asset purchase was financed under the transportation segment's bank revolving credit agreement. Based on unaudited information, TPT had total revenues for the fiscal year ended September 30, 1992, of $17,000,000. Operations of the assets acquired from TPT are included as part of the Company's operations effective March 3, 1993, in accordance with the purchase method of accounting.

     On May 14, 1993, the Company completed the acquisition of AFRAM Lines by means of a merger with and into a wholly owned subsidiary of the Company, for an aggregate consideration of $16,725,000. In addition, the merger provided for an earnout provision not to exceed $3,000,000 in any one year and not to exceed a maximum of $10,000,000 over a four-year period. The earnout provision will be recorded as incurred as an adjustment to the purchase price. An earnout of $3,000,000 was paid in April, 1994 for the period from April 1, 1993 to March 31, 1994. As of December, 31, 1994, an $884,000 earnout provision had been recorded for the period April 1, 1994 to December 31, 1994. Under the terms of the merger, the Company issued 1,000,000 shares of its common stock in exchange for all of AFRAM Lines' outstanding stock and paid certain executives and shareholders of AFRAM Lines agreements not to compete totaling $2,000,000. AFRAM Lines, located in Houston, Texas, was engaged in the worldwide transportation of dry-bulk, container and palletized cargos, primarily for departments and agencies of the United States Government. The Company has continued to use the assets of AFRAM Lines in the same business that AFRAM Lines conducted prior to the merger. AFRAM Lines' fleet consisted of three U.S. flag container and break-bulk ships which specialize in the transportation of United States Government military and aid cargos. Based on audited information, AFRAM Lines recorded transportation revenues for the years ended June 30, 1992 and 1991 of $38,758,000 and $29,817,000, respectively. Unaudited historical transportation revenues for the year ended December 31, 1992 were $46,268,000. The merger, effective as of April 1, 1993, was accounted for in accordance with the purchase method of accounting. The financial results for the 1993 year include the net earnings from the operations from May 14, 1993, as the net earnings from April 1, 1993 to May 14, 1993 were recorded as a reduction of the purchase price.

     In May, 1993, Marine Systems enhanced its long-term opportunities with the addition of two distributorship agreements. Under a long-term agreement with Paxman, an English manufacturer of diesel engines, Marine Systems will sell engine parts and provide authorized repair services. In addition, in May, 1993, Marine Systems signed a long-term agreement with Falk, a marine reduction gear manufacturer, whereby Marine Systems will sell parts and provide authorized repair services.

     As an expansion of the diesel repair segment, the Company is engaged through Rail Systems in the overhaul and repair of locomotive diesel engines and sale of replacement parts for locomotives, serving shortline and industrial railroads within the continental United States. In October, 1993, EMD, the world's largest manufacturer of locomotives, awarded an exclusive shortline and industrial rail distributorship to Rail Systems to provide replacement parts, service and support to these important and expanding markets. The operations of Rail Systems commenced in January, 1994.

     On December 21, 1993, OMR Transportation completed the cash purchase of certain assets of Chotin Transportation for $14,950,000 in cash. Chotin Transportation, located in Cincinnati, Ohio, was engaged in the inland marine transportation of refined products by tank barge primarily from the lower Mississippi River to the Ohio River under a long-term contract with a major oil company. The Company has continued to use the assets of Chotin Transportation in the same business that Chotin Transportation conducted prior to the purchase. The purchased properties included 50 single skin and three double skin inland tank barges and a transportation contract, which expires in the year 2000. The asset purchase was funded by borrowings under the transportation segment's bank revolving credit agreement. Operations of the assets acquired from Chotin Transportation are included as part of the Company's operations effective December 21, 1993, in accordance with the purchase method of accounting.

     In March, 1994, the Company through its subsidiary, Americas Marine, began all-water marine transportation services between Memphis, Tennessee and Mexico, Guatemala, Honduras and El Salvador. The transportation containership service utilized a chartered foreign flag river/ocean vessel which offered direct sailing between these locations. The service provided exporters and importers in the north, central and mid-south states with a direct shipping alternative between the locations on a fourteen day round trip basis. In August, 1994, the Company discontinued the service as aggressive pricing from competitors resulted in slower than anticipated acceptance of the service. Volumes were increasing with each voyage; however, operating losses and the negative prospects for future profitability did not warrant continuation of the service.

     On July 1, 1994, a subsidiary of the Company completed the purchase of a U.S. flag tanker from Tosco. The single hull tanker was placed in service in late August, 1994, after undergoing capitalized restorations and modifications. The tanker will be utilized in the carriage of refined petroleum products in United States coastwise trade and is currently operating under a three year charter. The tanker has a capacity of 266,000 barrels and a deadweight tonnage of 37,750. The tanker will be retired from service in compliance with the OPA on January 1, 1999. Funding for the transaction was provided through the Company's bank revolving credit agreement. Operations of the asset acquired from Tosco are included as part of the Company's operations effective July 1, 1994, in accordance with the purchase method of accounting.

     On July 21, 1994, a subsidiary of the Company completed the purchase of three U.S. flag tankers from OMI for $23,750,000. The single hull tankers will transport refined petroleum products primarily between the United States Gulf Coast, Florida and the mid-Atlantic states. The three tankers initially operated in the spot market, however, during the majority of July, August and part of September, the tankers were idle due to the extreme weakness in the tanker market. Effective October, 1994, one tanker went under a six-month charter and effective November, 1994, one tanker was chartered for a one year period. Both of the charters have extension options. Each of the tankers has a total capacity of 266,000 barrels and a deadweight tonnage of 37,853. In compliance with the OPA, the three tankers will be retired from service on January 1, 2000. Funding for the transaction was provided through the Company's bank revolving credit agreement. Operations of the three tankers acquired from OMI are included as part of the Company's operations effective July 21, 1994, in accordance with the purchase method of accounting.

     On November 16, 1994, a subsidiary of the Company completed the purchase of certain marine assets of Dow for $24,031,000 in cash. The purchased assets consisted of 65 inland tank barges, one river towboat and two shifting boats. The Company also assumed from Dow the leases on an additional 31 inland tank barges and two towboats. In addition, the Company entered into a contract with Dow to provide for Dow's inland bulk liquid marine transportation requirements for a period of ten years. Dow is a major manufacturer of petrochemicals, industrial chemicals and related bulk liquid products and historically has used its own barges and outside towing resources to service its inland marine transportation requirements. Dow produces its products at its Freeport, Texas manufacturing complex, other plants in Louisiana and at various other United States locations. A number of the Dow plants, as well as their suppliers and customers, rely extensively on water transportation for moving products between Dow's manufacturing facilities, for shipment to the ultimate users and to move certain raw materials purchased by Dow. The asset purchase was funded by borrowings under the Company's and transportation segment's bank revolving credit agreements. Operations of the assets acquired from Dow are included as part of the Company's operations effective November 16, 1994, in accordance with the purchase method of accounting.

  Capital Expenditures

     The Company continued to enhance its existing operations through the acquisitions of existing equipment during the 1992, 1993 and 1994 years and the construction of new equipment during the 1992 and 1994 years.

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

     In August, 1992, a 17,000 barrel capacity pressure barge, which was constructed under a contract entered into in September, 1991, was placed into service in the industrial chemical market. Cost of the barge was approximately $2,700,000.

     In October, 1993, three inland towboats were purchased for approximately $895,000. The towboats are being used in the refined products market.

     In May, 1994, the Company entered into a contract for the construction of 12 double skin 29,000 barrel capacity inland tank barges for use in the movement of industrial chemicals and refined products. In February, 1995, the Company exercised the option under the contract to construct 12 additional barges. The first barge was delivered in January, 1995 and the second barge was delivered in February, 1995. The remaining 22 barges are scheduled to be delivered one each month thereafter. The new construction program is consistent with the Company's long-term strategy of upgrading its equipment to service the needs of its customers and to enhance its market position.

     In addition to the new and existing transportation equipment noted above, during 1992, 1993 and 1994, the Company's transportation subsidiaries continued to add to their fleet through separate purchases of sound existing equipment. In 1992, four inland tank barges were purchased and renovated for use in the agricultural chemical market and an inland towboat was purchased for use in the refined products market. In 1993, three existing double skin inland tank barges were purchased and renovated for use in the agricultural chemical market and one inland towboat was purchased for use in the fleeting and shifting operation. In 1994, two existing double skin inland tank barges were purchased for use in the agricultural chemical market, one existing inland towboat was purchased and renovated for use in the industrial chemical market and two existing inland towboats were purchased and renovated for use in the refined products market.

  Liquidity

     Within the past three years, the Company has generated significant cash flow from its operating segments to fund its capital expenditures, asset acquisitions, debt service and other operating requirements. During 1994, 1993 and 1992, the Company generated net cash provided by operating activities of $85,400,000, $61,614,000 and $38,372,000, respectively.

     During each year, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel, can be passed through to its customers, while the segment's short-term, or spot business, is based principally on current prices. In addition, the marine transportation assets acquired and accounted for using the purchase method of accounting were adjusted to a fair market value and, therefore, the cumulative long-term effect on inflation was reduced. The repair portion of the diesel repair segment is based on prevailing current market rates. For the property and casualty insurance segment, 100% of its investments were classified as available-for-sale securities, which consist primarily of United States Government instruments.

     Universal is subject to dividend restrictions under the stockholders agreement between the Company, Universal and Eastern America Group. In addition, Universal is subject to industry guidelines and regulations with respect to the payment of dividends.

     The Company has no present plan to pay dividends on common stock in the near future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report (see Item 14, page 64).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its independent accountants as contemplated in Item 304 of Regulation S-K.

                                    PART III

ITEMS 10 THROUGH 13.

     The information for these items has been omitted inasmuch as the registrant will file a definitive proxy statement with the Commission pursuant to the Regulation 14A within 120 days of the close of the fiscal year ended December 31, 1994, except for the information regarding executive officers which is provided in a separate item caption, "Executive Officers of the Registrant," and is included as an unnumbered item following Item 4 in Part I of this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Kirby Corporation:

     We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Universal Insurance Company and its subsidiaries, a 58 percent owned subsidiary, which statements reflect total assets constituting 32 percent and 33 percent in 1994 and 1993, respectively, and total revenues constituting 15 percent, 14 percent and 16 percent in 1994, 1993 and 1992; respectively, of the related consolidated totals. Those statements and the amounts included in the related 1994, 1993 and 1992 financial statement schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Universal Insurance Company and its subsidiaries is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of the other auditors, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

     As discussed in note 3 to the consolidated financial statements, the Company changed its method of accounting for investments in equity securities in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115. "Accounting for Certain Investments in Debt and Equity Securities." As discussed in note 5 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" in 1993. As discussed in note 7 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As discussed in note 10 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" in 1992.

                                          KPMG PEAT MARWICK LLP

Houston, Texas
February 21, 1995

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1994

                                     ASSETS

                                                                            1993        1994
                                                                          --------     -------
                                                                            ($ IN THOUSANDS)
Marine Transportation, Diesel Repair and Other
  Current assets:
     Cash and invested cash.............................................  $  1,999       7,355
     Available-for-sale securities -- short-term investments............     --          2,875
     Accounts and notes receivable, net of allowance for doubtful
      accounts..........................................................    50,722      63,300
     Inventory -- finished goods, at lower of average cost or market....     7,531       8,270
     Prepaid expenses...................................................     7,393      13,661
     Deferred taxes.....................................................     2,768       1,324
                                                                          --------     -------
          Total current assets..........................................    70,413      96,785
                                                                          --------     -------
  Property and equipment, at cost.......................................   406,675     481,612
     Less allowance for depreciation....................................   125,459     153,672
                                                                          --------     -------
                                                                           281,216     327,940
                                                                          --------     -------
  Excess cost of consolidated subsidiaries..............................     7,429       9,280
  Noncompete agreements, net of accumulated amortization of $9,161,000
     ($7,298,000 in 1993)...............................................     5,752       3,889
  Sundry................................................................    13,575      12,912
                                                                          --------     -------
          Total assets -- marine transportation, diesel repair and
           other........................................................   378,385     450,806
                                                                          --------     -------
Insurance
  Investments:
     Available-for-sale securities:
       Fixed maturities.................................................   102,175     149,173
       Short-term investments...........................................    25,128      21,227
                                                                          --------     -------
                                                                           127,303     170,400
  Cash and invested cash................................................    12,937       4,485
  Accrued investment income.............................................     1,998       2,638
  Accounts and notes receivable, net of allowance for doubtful
     accounts...........................................................    12,195       9,613
  Reinsurance receivable on paid losses.................................    15,186       9,871
  Prepaid reinsurance premiums..........................................     5,773       5,147
  Deferred policy acquisition costs.....................................     7,279      11,690
  Property and equipment, at cost, net of allowance for depreciation....     2,197       2,822
                                                                          --------     -------
          Total assets -- insurance.....................................   184,868     216,666
                                                                          --------     -------
                                                                          $563,253     667,472
                                                                          ========     =======

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1994

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            1993        1994
                                                                          --------     -------
                                                                            ($ IN THOUSANDS)
Marine Transportation, Diesel Repair and Other
  Current liabilities:
     Current portion of long-term debt..................................  $ 10,962      10,962
     Accounts payable...................................................    11,767      15,771
     Accrued liabilities:
       Interest.........................................................       166         136
       Insurance premiums and claims....................................     6,181      16,874
       Bonus, pension and profit-sharing plans..........................    10,491       8,261
       Taxes, other than on income......................................     3,052       3,205
       Other............................................................     8,008       4,083
     Deferred revenues..................................................     5,637       8,294
                                                                          --------     -------
          Total current liabilities.....................................    56,264      67,586
                                                                          --------     -------
  Long-term debt, less current portion..................................   109,597     148,535
  Deferred taxes........................................................    39,735      42,587
  Other long-term liabilities...........................................     8,913       7,998
                                                                          --------     -------
          Total liabilities -- marine transportation, diesel repair and
           other........................................................   214,509     266,706
                                                                          --------     -------
Insurance
  Losses, claims and settlement expenses................................    49,930      56,433
  Unearned premiums.....................................................    61,558      89,801
  Reinsurance premiums payable..........................................     5,377       2,657
  Other liabilities.....................................................     8,125      11,473
  Minority interest in consolidated insurance subsidiary................    12,005      17,426
                                                                          --------     -------
          Total liabilities -- insurance................................   136,995     177,790
                                                                          --------     -------
Contingencies and Commitments...........................................     --          --
Stockholders' Equity:
  Preferred stock, $1.00 par value per share. Authorized 20,000,000
     shares.............................................................     --          --
  Common stock, $.10 par value per share. Authorized 60,000,000 shares,
     issued 30,782,000 shares (30,759,000 in 1993)......................     3,076       3,078
  Additional paid-in capital............................................   156,340     157,021
  Unrealized net gains (losses) in value of investments.................     4,440      (2,686)
  Retained earnings.....................................................    61,339      78,651
                                                                          --------     -------
                                                                           225,195     236,064
  Less cost of 2,468,000 shares in treasury (2,555,000 in 1993).........    13,446      13,088
                                                                          --------     -------
                                                                           211,749     222,976
                                                                          --------     -------
                                                                          $563,253     667,472
                                                                          ========     =======

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                                                                 1992        1993        1994
                                                               --------     -------     -------
                                                                   ($ IN THOUSANDS, EXCEPT
                                                                      PER SHARE AMOUNTS)
Revenues:
  Transportation.............................................  $190,214     283,747     311,076
  Diesel repair..............................................    35,753      31,952      45,269
  Net premiums earned........................................    29,552      48,243      61,477
  Commissions earned on reinsurance..........................     5,108       4,632       4,335
  Investment income..........................................     6,795       7,910       9,211
  Gain on disposition of assets..............................       427         355         415
  Realized gain on investments...............................     1,478       1,164       1,222
  Other......................................................       176         401         132
                                                               --------     -------     -------
                                                                269,503     378,404     433,137
                                                               --------     -------     -------
Costs and expenses:
  Costs of sales and operating expenses (except as shown
     below)..................................................   143,330     204,721     238,980
  Losses, claims and settlement expenses.....................    26,289      37,496      44,634
  Policy acquisition costs...................................     8,649      11,085      13,538
  Selling, general and administrative........................    32,805      40,162      48,048
  Taxes, other than on income................................     8,867      11,475      14,999
  Depreciation and amortization..............................    21,423      28,102      33,834
  Minority interest expense..................................     --          1,623       3,424
                                                               --------     -------     -------
                                                                241,363     334,664     397,457
                                                               --------     -------     -------
       Operating income......................................    28,140      43,740      35,680
Interest expense.............................................     9,411       8,416       8,835
                                                               --------     -------     -------
       Earnings before taxes on income.......................    18,729      35,324      26,845
                                                               --------     -------     -------
Provision (benefit) for taxes on income:
  United States..............................................     5,151      11,136       8,442
  Puerto Rico................................................       (20)      1,359       1,750
                                                               --------     -------     -------
                                                                  5,131      12,495      10,192
                                                               --------     -------     -------
       Earnings before cumulative effect of accounting
          changes............................................    13,598      22,829      16,653
Cumulative effect on prior years of accounting changes:
  Postretirement health care benefits, net of applicable
     income taxes of $1,163,000..............................    (2,258)      --          --
  Income taxes...............................................   (10,659)      --          --
                                                               --------     -------     -------
       Net earnings..........................................  $    681      22,829      16,653
                                                               ========     =======     =======
Earnings (loss) per share of common stock:
  Primary:
     Earnings before cumulative effect of accounting
       changes...............................................  $    .60         .86         .58
     Cumulative effect on prior years of accounting
       changes...............................................      (.57)      --          --
                                                               --------     -------     -------
       Net earnings..........................................  $    .03         .86         .58
                                                               ========     =======     =======

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                                                                     1992      1993      1994
                                                                   --------   -------   -------
                                                                         ($ IN THOUSANDS)
                                                                   ----------------------------
Common stock:
  Balance at beginning of year...................................  $  2,437     2,524     3,076
  Par value of common stock issued in acquisition of marine
     transportation companies....................................        87       102         2
  Par value of common stock issued in conversion of 7 1/4%
     Subordinated Convertible Debentures.........................        --       450        --
                                                                   --------   -------   -------
  Balance at end of year.........................................  $  2,524     3,076     3,078
                                                                   ========   =======   =======
Additional paid-in capital:
  Balance at beginning of year...................................  $ 82,762    93,670   156,340
  Excess of par value of cost of common stock issued in
     acquisition of marine transportation companies..............    10,908    14,859       234
  Excess of par value of cost of common stock issued in
     conversion of 7 1/4% Subordinated Convertible Debentures and
     related cost of conversion..................................        --    47,624        --
  Excess of cost of treasury stock sold over proceeds received
     upon exercise of employees' stock options...................        --       (27)       95
  Tax benefit of exercise of employee stock options..............        --       214       352
                                                                   --------   -------   -------
  Balance at end of year.........................................  $ 93,670   156,340   157,021
                                                                   ========   =======   =======
Unrealized net gains (losses) in value of investments:
  Balance at beginning of year...................................  $  1,830     1,211     4,440
  Net increase (decrease) in valuation of investments during the
     year, net of minority interest for 1993 and 1994............      (619)    3,229    (7,126)
                                                                   --------   -------   -------
  Balance at end of year.........................................  $  1,211     4,440    (2,686)
                                                                   ========   =======   =======
Retained earnings:
  Balance at beginning of year...................................  $ 38,489    39,170    61,339
  Net earnings for the year......................................       681    22,829    16,653
  Unfunded pension obligation....................................        --      (660)      659
                                                                   --------   -------   -------
  Balance at end of year.........................................  $ 39,170    61,339    78,651
                                                                   ========   =======   =======
Treasury stock:
  Balance at beginning of year...................................  $(13,892)  (13,749)  (13,446)
  Cost of treasury stock sold upon exercise of employees'
     stock options...............................................       143       303       358
                                                                   --------   -------   -------
  Balance at end of year.........................................  $(13,749)  (13,446)  (13,088)
                                                                   ========   =======   =======

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                                                                                     1992          1993         1994
                                                                                   ---------     --------     --------
                                                                                            ($ IN THOUSANDS)
Cash flows from operating activities:
  Earnings before cumulative effect of accounting changes........................  $  13,598       22,829       16,653
  Adjustments to reconcile earnings to net cash provided by operating activities:
    Depreciation and amortization................................................     21,423       28,102       33,834
    Provision for doubtful accounts..............................................        414          271        1,173
    Realized gain on investments.................................................     (1,478)      (1,164)      (1,222)
    Increase in deferred taxes...................................................      1,895        5,207        4,532
    Gain on disposition of assets................................................       (427)        (355)        (415)
    Deferred scheduled maintenance costs.........................................     --            2,516        2,861
    Minority interest and earnings of unconsolidated subsidiary..................        (38)       1,592        3,386
Increase (decrease) in cash flows resulting from changes in:
  Marine Transportation, Diesel Repair and Other assets and liabilities:
    Accounts and notes receivable................................................     (6,803)     (12,833)     (13,512)
    Inventory....................................................................     (2,288)         158         (738)
    Other assets.................................................................     (3,454)      (3,046)     (12,874)
    Accounts payable.............................................................      1,195       (2,624)       4,004
    Accrued and other liabilities ...............................................      3,745        6,255        6,465
  Insurance assets and liabilities:
    Reinsurance receivable on paid losses........................................      1,346      (18,154)       5,941
    Deferred policy acquisition costs............................................     (1,106)      (1,368)      (4,411)
    Losses, claims and settlement expenses.......................................      4,692       14,342        6,502
    Unearned premiums............................................................      7,322       19,349       28,243
    Reinsurance premiums payable.................................................     (1,156)       1,616       (2,720)
    Receivables and accrued income...............................................        739         (873)       1,942
    Other liabilities............................................................     (1,247)        (206)       5,756
                                                                                   ---------     --------     --------
        Net cash provided by operating activities................................     38,372       61,614       85,400
                                                                                   ---------     --------     --------
Cash flow from investing activities:
  Proceeds from sale and maturities of investments...............................      8,730       12,097       43,488
  Purchase of investments........................................................    (21,544)      (5,772)    (103,419)
  Net decrease (increase) in short-term investments..............................     13,589      (10,683)         645
  Capital expenditures...........................................................    (32,747)     (22,320)     (30,933)
  Purchase of assets of marine companies:
    Property and equipment, net of assumed liabilities...........................    (76,279)     (34,617)     (48,531)
    Intangible assets............................................................     (8,668)      (7,138)       --
  Proceeds from disposition of assets............................................        839        1,275        2,853
  Cash received upon mergers.....................................................      3,110        1,733        --
  Other..........................................................................        (13)        (468)       1,011
                                                                                   ---------     --------     --------
        Net cash used in investing activities....................................   (112,983)     (65,893)    (134,886)
                                                                                   ---------     --------     --------
Cash flow from financing activities:
  Borrowings on bank revolving credit loan.......................................     99,025      124,164      220,800
  Payments on bank revolving credit loan.........................................    (90,125)    (101,564)    (170,900)
  Increase in long-term debt.....................................................     84,000        --           --
  Payments under long-term debt..................................................    (14,680)     (10,962)     (10,963)
  Sale of insurance subsidiary stock to minority stockholder.....................     --            --           7,000
  Proceeds from exercise of stock options........................................        143          277          453
                                                                                   ---------     --------     --------
        Net cash provided by financing activities................................     78,363       11,915       46,390
                                                                                   ---------     --------     --------
        Increase (decrease) in cash and invested cash............................      3,752        7,636       (3,096)
Cash and invested cash, beginning of year........................................      3,548        7,300       14,936
                                                                                   ---------     --------     --------
Cash and invested cash, end of year..............................................  $   7,300       14,936       11,840
                                                                                   =========     ========     ========
Supplemental disclosures of cash flow information:
  Cash paid during the year:
    Interest.....................................................................  $  10,192        9,442        8,865
    Income taxes.................................................................  $   2,750        5,500        5,824
Noncash investing and financing activity:
  Assumption of liabilities in connection with mergers and purchase of assets of
    marine and diesel repair companies...........................................  $  38,225       11,743        --
  Issuance of stock in connection with purchase of marine transportation
    companies....................................................................  $  10,995       14,725        --
  Noncash changes in assets and liabilities......................................  $  --           (2,136)       1,247
  Issuance of stock in connection with conversion of 7 1/4% convertible
    debentures...................................................................  $  --           50,000        --

                 See accompanying notes to financial statements

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS

     Principles of Consolidation. The consolidated financial statements include the accounts of Kirby Corporation and its subsidiaries ("the Company"). The assets and liabilities for the insurance operations have not been classified as current or noncurrent, in accordance with insurance practice. The Company's equity in certain partnerships is reflected in the accounts at its pro rata share of the assets, liabilities, revenues and expenses of the partnerships. The purchase price of certain subsidiaries exceeded the equity in net assets of the respective companies at dates of acquisition. The excess is being amortized over 9 to 14 year periods.

     All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to reflect current presentation of financial information.

     Operations.  The Company is engaged in three industry segments as follows:

          Marine Transportation -- Marine transportation by U.S. flag vessels on the inland waterway system and in United States coastwise and foreign trade. The principal products transported include petrochemical feedstocks, processed chemicals, agricultural chemicals, refined petroleum products, coal, limestone, grain and sugar. Container and palletized cargos are also transported for United States Government aid programs and military.

          Diesel Repair -- Repair of diesel engines, reduction gear repair and sale of related parts and accessories for customers in the marine industry and the shortline and the industrial railroad industry.

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

     Marine Transportation, Diesel Repair and Other Accounting Policies:

     Property, Maintenance and Repairs. Property is recorded at cost. Improvements and betterments are capitalized as incurred. When property items are retired, sold, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in operating income. Maintenance and repairs are charged to operating expense as incurred on an annual basis. Scheduled maintenance on ocean-going vessels is recognized as prepaid maintenance costs when incurred and charged to operating expense over the period between such scheduled maintenance, generally 24 months.

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

     The Company files a consolidated federal income tax return with its domestic subsidiaries, Oceanic Insurance Limited ("Oceanic") and Mariner Reinsurance Company Limited ("Mariner").

     Insurance Accounting Policies:

     Investments. Fixed maturity investments are classified as available-for-sale securities and are reported at fair market value, with unrealized gains and losses reported in the accompanying balance sheet as unrealized net gains (losses) in value of investments.

     Short-term investments consisting of certificates of deposit, United States Treasury bills and United States Treasury notes maturing within one year from acquisition date, are recorded at amortized cost, which approximates market value.

     Reinsurance. By reinsuring certain levels of risk in various areas with reinsurers, the exposure of losses which may arise from catastrophes or other events which may cause unfavorable underwriting results are reduced. Amounts recoverable from reinsurance are estimated in a manner consistent with the claim liability associated with the reinsured policy.

     Deferred Policy Acquisition Costs. Deferred policy acquisition costs representing commissions paid to agents are deferred and amortized following the daily pro rata method over the terms of the policies for 1994 and 1993 (monthly pro rata method for 1992), except for automobile physical damage single-interest policies, which are amortized following the sum-of-the-years method. Deferred policy acquisition costs are written off when it is determined that future policy revenues are not adequate to cover related future losses and loss adjustment expenses. Earnings on investments are taken into account in determining whether this condition exists. No deficiencies have been determined in the periods presented.

     Accrued Losses, Claims and Settlement Expenses. Accrued losses, claims and settlement expenses include estimates based on individual claims outstanding and an estimated amount for losses incurred but not reported (IBNR) based on past experience.

     Unearned Premiums. Unearned premiums are deferred and amortized following the daily pro rata method over the terms of the policies for 1994 and 1993 (monthly pro rata method for 1992) except for automobile physical damage single-interest policies, which are amortized to income following the sum-of-the-years method. Effective January 1, 1994, Universal Insurance Company ("Universal"), the Company's 58% owned Puerto Rican property and casualty insurance subsidiary, changed its method of amortization of double-interest automobile physical damage policies from the daily pro rata method, the method the Company follows, to a declining value method, which the Company did not adopt. A reconciliation for the effect of this change is more fully described in
Note 5, Insurance Disclosure.

     Guarantee Fund Assessments. The Company's Puerto Rican property and casualty insurance subsidiary is a member of the Puerto Rico Insurance Guaranty Association and is required to participate in losses payable to policyholders under risks underwritten by insolvent associated members. Losses are estimated based on its share and accrued on a current basis.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS -- (CONTINUED) Changes In Accounting Principles:

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS No. 113"), which changes the accounting and disclosure requirements for reinsurance contracts entered into by ceding insurance companies. Effective December 31, 1993, the Company adopted SFAS No. 113, the effects of which are more fully described in Note 5, Insurance Disclosure.

     The FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Effective December 31, 1993, the Company adopted SFAS No. 115, the effects of which are more fully described in Note 3, Investments.

     The FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", which requires that fair values be disclosed for financial instruments. Effective January 1, 1994, the Company adopted SFAS No. 107. Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these financial instruments. The fair value of the Company's investments are more fully described in Note 3, Investments, and the fair value of the Company's debt instruments are more fully described in Note 6, Long-Term Debt. The Company does not hold or issue derivative financial instruments in the normal course of business.

(2) ACQUISITIONS

1992 YEAR:

     On March 13, 1992, a subsidiary of the Company completed the purchase of certain assets of Sabine Towing & Transportation Co., Inc. ("Sabine"), a wholly owned subsidiary of Sequa Corporation, for $36,950,000 in cash. Sabine, located in Port Arthur, Texas, was engaged in coastal and inland marine transportation of petroleum products and in harbor tug services. The purchased properties included six U.S. flag tankers, 33 owned and five leased inland tank barges, 11 owned and four leased inland towboats, three owned bowboats, eight owned harbor tugboats, land and buildings. The Company has continued to use the assets of Sabine in the same business that Sabine conducted prior to the purchase. The purchase was financed through $9,950,000 of existing cash balances, borrowings of $9,000,000 under the transportation segment's bank revolving credit agreement, as well as an $18,000,000 bank term loan with a negative pledge of the assets acquired from Sabine. Operations of the assets acquired from Sabine are included as part of the Company's operations effective March 13, 1992, in accordance with the purchase method of accounting.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2) ACQUISITIONS -- (CONTINUED)
     On June 1, 1992, the Company completed the acquisition of Scott Chotin, Inc. ("Scott Chotin") by means of a merger of Scott Chotin with and into a subsidiary of the Company for an aggregate consideration of approximately $34,900,000. Pursuant to the Agreement and Plan of Merger, the Company issued 870,892 shares of common stock, valued at $12.625 per share, to certain Scott Chotin shareholders and paid the shareholders of Scott Chotin approximately $9,700,000 in cash in exchange for the working capital and all of the outstanding common stock of Scott Chotin, discharged existing debt of Scott Chotin of approximately $7,400,000 and paid to certain executives and shareholders of Scott Chotin $5,000,000 for agreements not to compete. In addition, the Company recorded a liability reserve for the issuance, over a three-year period after the closing, of up to 170,000 additional shares of the Company's common stock contingent upon the resolution of certain potential liabilities resulting from operations of Scott Chotin prior to the merger. In June, 1993 and June, 1994, the Company issued 22,500 shares, respectively, of common stock under the contingent stock agreement. Scott Chotin, located in Mandeville, Louisiana was engaged in inland marine tank barge transportation of industrial chemicals and asphalt along the Mississippi River System and the Gulf Intracoastal Waterway. Scott Chotin's inland fleet consisted of 29 owned tank barges, six of which operated in the asphalt trade, 10 owned dry cargo barges, eight owned towboats, land and buildings. The Company has continued to use the assets of Scott Chotin in the same business that Scott Chotin conducted prior to the merger, except for the six barges engaged in the asphalt trade, which were subsequently sold. The cash portion of the merger was financed through existing cash balances, borrowings under the transportation segment's $20,000,000 acquisition line of credit, as well as a $16,000,000 bank term loan with a negative pledge of the assets of Scott Chotin. Scott Chotin's operations are included as part of the Company's operations effective June 1, 1992, in accordance with the purchase method of accounting.

     On September 25, 1992, the Company completed the acquisition of Eastern America Insurance Company ("Eastern America") by means of a merger of Eastern America with and into Universal, with Universal being the surviving entity. Eastern America was engaged in the writing of property and casualty insurance in Puerto Rico. Presently, the Company owns approximately 58% of the voting common stock of Universal, with the remaining approximately 42% owned by Eastern America Financial Group, Inc. ("Eastern America Group"), the former parent of Eastern America. Through options and redemption rights included in the merger transaction, Eastern America Group could become the owner of up to 100% of Universal's stock over a period of up to 12 years from September, 1992. To date, Universal has redeemed a total of 65,357 shares of voting Class B common stock and 24,360 shares of non-voting Class C common stock for a total redemption price of $15,000,000 as follows (in thousands, except share amounts):

                                                  1992                1993                1994
                                            -----------------   -----------------   -----------------
                                            SHARES     AMOUNT   SHARES     AMOUNT   SHARES     AMOUNT
                                            ------     ------   ------     ------   ------     ------
Class A Voting Common Stock...............  5,805      $1,000   39,128     $7,000   20,424     $4,000
Class B Voting Common Stock...............     --          --       --         --   24,360      3,000
                                            ------     ------   ------     ------   ------     ------
                                            5,805      $1,000   39,128     $7,000   44,784     $7,000
                                            =====      ======   ======     ======   ======     ======

     In addition, in August, 1994, Eastern America Group purchased from Universal 30,410 shares of Class A voting common stock for $7,000,000. Eastern America's operations are included as part of the Company's operations effective September 25, 1992, in accordance with the purchase method of accounting.

1993 YEAR:

     On March 3, 1993, a subsidiary of the Company completed the purchase of certain assets of TPT, a marine transportation division of Ashland Oil, Inc. ("TPT"), for $24,400,000 in cash. TPT, located in Freedom, Pennsylvania, was engaged in the inland marine transportation of industrial chemicals and lube oils

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2) ACQUISITIONS -- (CONTINUED)
by tank barge predominately from the Gulf Intracoastal Waterway to customers primarily on the upper Ohio River. The purchased properties included 61 owned and six leased double skin inland tank barges, four owned and one leased single skin inland tank barges and five owned inland towboats. The Company has continued to use the assets of TPT in the same business that TPT conducted prior to the purchase. The asset purchase was funded by borrowings under the transportation segment's bank revolving credit agreement. Operations of the assets acquired from TPT are included as part of the Company's operations effective March 3, 1993, in accordance with the purchase method of accounting.

     On May 14, 1993, the Company completed the acquisition of AFRAM Lines (USA) Co., Ltd. ("AFRAM Lines") by means of a merger of AFRAM Lines with a subsidiary of the Company for an aggregate consideration of $16,725,000. Additionally, the merger provided for an earnout provision not to exceed $3,000,000 in any one year and not to exceed a maximum of $10,000,000 over a four-year period. The earnout provision will be recorded as incurred as an adjustment to the purchase price. As of December 31, 1993, a $2,250,000 earnout provision, which accrues from April 1 to March 31 of the following year, had been recorded. From January 1 to March 31, 1994, a $750,000 earnout provision was accrued with a $3,000,000 payment recorded April 1, 1994. As of December 31, 1994, an $884,000 earnout provision had been recorded for the period April 1 to December 31, 1994. Pursuant to the Agreement and Plan of Merger, the Company issued 1,000,000 shares of common stock, valued at $14.725 per share, in exchange for all of AFRAM Lines' outstanding stock and paid to certain executives and shareholders of AFRAM Lines $2,000,000 for agreements not to compete. AFRAM Lines, located in Houston, Texas, was engaged in the worldwide transportation of dry-bulk, container and palletized cargos, primarily for departments and agencies of the United States Government. The Company has continued to use the assets of AFRAM Lines in the same business that AFRAM Lines conducted prior to the merger. AFRAM Lines' fleet consisted of three U.S. flag container and break-bulk ships which specialize in the transportation of United States Government aid and military cargos. The cash portion of the merger was financed through borrowings under the Company's bank revolving credit agreement. Pursuant to the Agreement and Plan of Merger, the effective date of the merger was April 1, 1993, and the merger was accounted for in accordance with the purchase method of accounting. The financial results for the 1993 year include the net earnings from the operations of AFRAM Lines from May 14, 1993, as the net earnings from April 1, 1993 to May 14, 1993 were recorded as a reduction of the purchase price.

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

1994 YEAR:

     On July 1, 1994, a subsidiary of the Company completed the purchase of a U.S. flag tanker from Tosco Refining Company ("Tosco"). The single hull tanker was placed in service in late August, 1994, after undergoing capitalized restorations and modifications. The tanker is utilized in the carriage of refined petroleum products in United States coastwise trade and is operating under a three year charter. The tanker

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2) ACQUISITIONS -- (CONTINUED)
has a capacity of 266,000 barrels and a deadweight tonnage of 37,750. The tanker will be retired from service in accordance with the Oil Pollution Act of 1990 ("OPA") on January 1, 1999. The asset purchase was funded by borrowings under the Company's bank revolving credit agreement. Operations of the asset acquired from Tosco are included as part of the Company's operations effective July 1, 1994, in accordance with the purchase method of accounting.

     On July 21, 1994, a subsidiary of the Company completed the purchase of three U.S. flag tankers from OMI Corp. ("OMI") for $23,750,000. The single hull tanker transports refined petroleum products primarily between the United States Gulf Coast, Florida and the mid-Atlantic states. The three tankers were offered in the spot market, however, during the majority of July, August and part of September, the tankers were idle due to the extreme weakness in the tanker market. Effective October, 1994, one tanker went under a six-months' charter and effective November, 1994, one tanker was chartered for a one year period. Both of the charters have extension options. Each of the tankers has a total capacity of 266,000 barrels and a deadweight tonnage of 37,853. In compliance with the OPA, the three tankers will be retired from service on January 1, 2000. Funding for the transaction was provided through the Company's bank revolving credit agreement. Operations of the three tankers acquired from OMI are included as part of the Company's operations effective July 21, 1994, in accordance with the purchase method of accounting.

     On November 16, 1994, a subsidiary of the Company completed the purchase of certain marine assets of The Dow Chemical Company ("Dow") for $24,031,000 in cash. The purchased assets consisted of 65 inland tank barges, one river towboat and two shifting boats. The Company also assumed from Dow the leases on an additional 31 inland tank barges and two inland towboats. In addition, the Company entered into a contract with Dow to provide for Dow's inland bulk liquid marine transportation requirements for a period of ten years. Dow is a major manufacturer of petrochemicals, industrial chemicals and related bulk liquid products and historically has used its own barges and outside towing resources to service its inland marine transportation requirements. Dow produces its products at its Freeport, Texas manufacturing complex, other plants in Louisiana and at various other United States locations. A number of the Dow plants, as well as their suppliers and customers, rely extensively on water transportation for moving products between Dow's manufacturing facilities, for shipment to the ultimate users and to move certain raw materials purchased by Dow. The asset purchase was funded by borrowings under the Company's and transportation segment's bank revolving credit agreements. Operations of the assets acquired from Dow are included as part of the Company's operations effective November 16, 1994, in accordance with the purchase method of accounting.

(3) INVESTMENTS

     Debt and equity securities as of December 31, 1993 and 1994 qualify as available-for-sale securities in accordance with SFAS 115. SFAS No. 115, adopted effective December 31, 1993, established new criteria for the accounting and reporting of investments in debt and equity securities that have readily determinable fair value. The adoption of SFAS No. 115 increased the carrying value of investment account securities by approximately $4,100,000 and stockholders' equity by $3,075,000, net of applicable deferred income taxes. SFAS No. 115 precludes restatement of prior year financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(3) INVESTMENTS -- (CONTINUED)
     A summary of the Company's investments as of December 31, 1993 is as follows (in thousands):

                                                                                                 FAIR
                                                                                               VALUE AS
                                                                     GROSS        GROSS      SHOWN IN THE
                                                       AMORTIZED   UNREALIZED   UNREALIZED     BALANCE
                 TYPE OF INVESTMENT                      COST        LOSSES       GAINS         SHEET
- -----------------------------------------------------  ---------   ----------   ----------   ------------
Insurance:
  Available-for-sale securities:
     Bonds and notes:
       United States Government and government
          agencies and authorities...................  $  91,761        362        7,849         99,248
       States, municipalities and political
          subdivisions...............................      1,035       --             27          1,062
       All other.....................................      1,816       --             49          1,865
                                                       ---------      -----        -----        -------
                                                          94,612        362        7,925        102,175
     Short-term investments..........................     25,128       --           --           25,128
                                                       ---------      -----        -----        -------
                                                       $ 119,740        362        7,925        127,303
                                                       =========      =====        =====        =======

     A summary of the Company's investments as of December 31, 1994 is as follows (in thousands):

                                                                                                 FAIR
                                                                                               VALUE AS
                                                                     GROSS        GROSS      SHOWN IN THE
                                                       AMORTIZED   UNREALIZED   UNREALIZED     BALANCE
                 TYPE OF INVESTMENT                      COST        LOSSES       GAINS         SHEET
- -----------------------------------------------------  ---------   ----------   ----------   ------------
Marine Transportation, Diesel Repair and Other:
  Available-for-sale securities -- short-term
     investments.....................................  $   2,875       --            --           2,875
                                                       ---------      -----        ------       -------
Insurance:
  Available-for-sale securities:
     Bonds and notes:
       United States Government and government
          agencies and authorities...................    150,687      7,027          121        143,781
       States, municipalities and political
          subdivisions...............................      2,969       --             29          2,998
       All other.....................................      2,402          9            1          2,394
                                                       ---------      -----        -----        -------
                                                         156,058      7,036          151        149,173
     Short-term investments..........................     21,227       --           --           21,227
                                                       ---------      -----        -----        -------
          Total investments -- Insurance.............    177,285      7,036          151        170,400
                                                       ---------      -----        -----        -------
                                                       $ 180,160      7,036          151        173,275
                                                       =========      =====        =====        =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(3) INVESTMENTS -- (CONTINUED)
     A summary of the available-for-sale securities by maturities as of December 31, 1993 and 1994 are as follows (in thousands):

                                                           1993                            1994
                                               -----------------------------   -----------------------------
         INVESTMENTS MATURING WITHIN           AMORTIZED COST   MARKET VALUE   AMORTIZED COST   MARKET VALUE
- ---------------------------------------------  --------------   ------------   --------------   ------------
One year.....................................    $  3,295           3,320              --              --
One to five years............................      36,807          39,489         100,037          96,745
Five to ten years............................      16,451          17,712          17,011          16,509
Ten years and over...........................      38,059          41,654          39,010          35,919
                                                 --------         -------         -------         -------
                                                 $ 94,612         102,175         156,058         149,173
                                                 ========         =======         =======         =======

     Short-term and all other investments primarily consist of United States Treasury obligations and certificates of deposits. The Company does not invest in high-yield securities judged to be below investment grade.

     Investment income for the years ended December 31, 1992, 1993 and 1994 is summarized as follows (in thousands):

                                                                  1992      1993      1994
                                                                 ------     -----     -----
    Available-for-sale securities............................    $   --     7,910     9,211
    Trading account securities...............................     2,602        --        --
    Investment account securities............................     3,272        --        --
    Short-term investments...................................       921        --        --
                                                                 ------     -----     -----
                                                                 $6,795     7,910     9,211
                                                                 ======     =====     =====

     Realized net gains on investments for the year ended December 31, 1992, 1993 and 1994 are summarized as follows (in thousands):

                                                                  1992      1993      1994
                                                                 ------     -----     -----
    Available-for-sale securities............................    $   --     1,164     1,222
    Trading account securities...............................       437        --        --
    Investment account securities............................     1,041        --        --
                                                                 ------     -----     -----
                                                                 $1,478     1,164     1,222
                                                                 ======     =====     =====

     Changes in unrealized net gains (losses) in value of investments for the years ended December 31, 1992, 1993 and 1994 are summarized as follows (in thousands):

                                                                1992      1993       1994
                                                                -----     -----     -------
    Available-for-sale securities.............................  $  --     5,948     (14,537)
    Trading account securities................................   (775)       --          --
                                                                -----     -----     -------
                                                                 (775)    5,948     (14,537)
    Less deferred income taxes................................   (156)    1,487      (3,632)
                                                                -----     -----     -------
                                                                 (619)    4,461     (10,905)
    Minority interest portion.................................     --     1,232       3,779
                                                                -----     -----     -------
                                                                $(619)    3,229      (7,126)
                                                                =====     =====     =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4) PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment and the related allowance for depreciation at December 31, 1993 and 1994 (in thousands):

                                                                        1993        1994
                                                                      --------     -------
    Property and equipment:
      Marine Transportation, Diesel Repair and Other:
         Marine transportation equipment............................  $387,494     452,762
         Land, buildings and equipment..............................    19,181      28,850
                                                                      --------     -------
                                                                       406,675     481,612
      Insurance:
         Land, buildings and equipment..............................     3,320       4,280
                                                                      --------     -------
                                                                      $409,995     485,892
                                                                      ========     =======
    Allowance for depreciation:
      Marine Transportation, Diesel Repair and Other:
         Marine transportation equipment............................  $119,832     145,967
         Land, buildings and equipment..............................     5,627       7,705
                                                                      --------     -------
                                                                       125,459     153,672
      Insurance:
         Land, buildings and equipment..............................     1,123       1,458
                                                                      --------     -------
                                                                      $126,582     155,130
                                                                      ========     =======

(5) INSURANCE DISCLOSURE

     The financial results of the Company's insurance subsidiaries, Universal, a property and casualty insurance subsidiary located in Puerto Rico, and Mariner, a wholly owned reinsurance subsidiary located in Bermuda, are consolidated as the Company's property and casualty segment. The financial results of Oceanic, the Company's captive insurance subsidiary engaged in the insuring of risks for the marine transportation and diesel repair subsidiaries, are consolidated with the Company's marine, diesel repair and other operations.

     As of December 31, 1993 and 1994, the Company owned 70% and 58%, respectively, of Universal's voting common stock and 100% of Universal's non-voting common and preferred stocks (see Note 2). Condensed combined statements of earnings of the insurance subsidiaries for the years ended December 31, 1992, 1993 and 1994, which are reflected in the consolidated financial statements, are as follows (in thousands):

                                                                  1992        1993       1994
                                                                 -------     ------     -------
Revenues:
  Premiums written.............................................  $52,830     80,993     111,415
                                                                 =======     ======     =======
  Reinsurance assumed..........................................  $   327         27         108
                                                                 =======     ======     =======
  Net premiums earned..........................................  $29,552     48,243      61,477
  Investment income............................................    6,454      7,741       8,706
  Commissions earned on reinsurance............................    5,108      4,632       4,335
  Realized gain on investments.................................    1,478      1,164       1,222
  Other........................................................      (72)      (169)         84
                                                                 -------     ------     -------
                                                                  42,520     61,611      75,824
                                                                 -------     ------     -------

                                             (Table continued on following page)

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                                                  1992        1993       1994
                                                                 -------     ------     -------

(5) INSURANCE DISCLOSURE -- (CONTINUED)

Costs and expenses:
  Losses, claims and settlement expenses.......................   26,289     37,496      44,634
  Policy acquisition costs.....................................    8,649     11,085      13,538
  General and administrative and other expenses................    6,474      6,868       9,109
  Minority interest expense....................................       --      1,623       3,424
                                                                 -------     ------     -------
                                                                  41,412     57,072      70,705
                                                                 -------     ------     -------
       Earnings before taxes on income.........................    1,108      4,539       5,119
Benefit for taxes on income....................................    1,034        391          --
                                                                 -------     ------     -------
       Earnings before cumulative effect of accounting
          change...............................................    2,142      4,930       5,119
Cumulative effect on prior years of accounting change
  for income taxes.............................................     (157)        --          --
                                                                 -------     ------     -------
       Net earnings............................................  $ 1,985      4,930       5,119
                                                                 =======     ======     =======

     Policy acquisition costs deferred and amortized against earnings during the years ended December 31, 1992, 1993 and 1994 are summarized as follows (in thousands):

                                                                 1992        1993        1994
                                                                -------     -------     -------
Balance, beginning of year....................................  $ 3,485       5,912       7,279
Amount deferred during year...................................    9,756      12,452      17,949
Amount acquired upon merger...................................    1,320          --          --
Amount amortized against earnings during year.................   (8,649)    (11,085)    (13,538)
                                                                -------     -------     -------
Balance, end of year..........................................  $ 5,912       7,279      11,690
                                                                =======     =======     =======

     In 1993, Universal adopted SFAS No. 113, which specifies the accounting by insurance enterprises for the reinsurance of insurance contracts and eliminates the practice by insurance enterprises of reporting assets and liabilities relating to reinsured contracts net of the effects of reinsurance. The adoption of SFAS No. 113 increased the assets and liabilities by approximately $15,510,000 as of December 31, 1992. The transfer of risk provisions of SFAS No. 113 did not affect the accounting for reinsurance contracts presently in place.

     Mariner participated in the international reinsurance market by assuming participation in risks originally undertaken by other underwriters. Effective January 1, 1991, Mariner ceased accepting participations in the international reinsurance market. During 1992, Mariner received certain delayed and certain timely large loss advises, the receipt of which caused the Company to increase Mariner's loss reserves by $2,500,000 to cover both known and unknown losses. In March, 1994, based on information concerning the potential losses of Mariner, the Company recorded an additional reserve of $2,000,000 for potential, but as yet unreported losses.

     The Company is currently pursuing strategies to withdraw from the runoff of Mariner's reinsurance business at the earliest possible date. Such strategies include the possible commutation of Mariner's open book of reinsurance business in exchange for a portion of, or all of, Mariner's assets. As of December 31, 1994, the Company had net equity in Mariner of approximately $1,500,000.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5) INSURANCE DISCLOSURE -- (CONTINUED)
     Net earnings and stockholders' equity of Universal as determined in accordance with Puerto Rican statutory accounting practices and generally accepted accounting principles for the years ended December 31, 1992, 1993 and 1994 are as follows (in thousands):

                                                               1992        1993       1994
                                                              -------     ------     ------
    Statutory accounting practice:
      Net earnings........................................    $ 4,809      7,099      7,465
      Stockholders' equity................................    $46,943     47,011     56,520
    Generally accepted accounting principles:
      Net earnings........................................    $ 3,958      6,553     10,849
      Stockholders' equity................................    $54,341     58,354     58,309

     A reconciliation of Universal's net earnings for the year ended December 31, 1994 as presented in their separate financial statements and the net earnings from the Company's insurance subsidiaries as presented on page 50 is as follows (in thousands):

                                                                                  1994
                                                                                 -------
    Universal's net earnings as presented above................................  $10,849
    Change in the method of amortization of unearned premiums..................   (3,548)
    Nonapplicable Puerto Rico deferred taxes...................................    3,242
    Minority interest expense..................................................   (3,424)
    Reserve for reinsurance commutation........................................   (2,000)
                                                                                 -------
              Net earnings from insurance subsidiaries.........................  $ 5,119
                                                                                 =======

     The net assets of Universal available for transfer to the Company are limited to the amount that its stockholders' equity, as determined in accordance with statutory accounting practices, exceeds minimum statutory capital requirements.

(6) LONG-TERM DEBT

     Long-term debt at December 31, 1993 and 1994 consisted of the following (in thousands):

                                                                        1993        1994
                                                                      --------     -------
    Long-term debt:
      Revolving credit loans, due June 30, 1997.....................  $ 44,100      94,000
      Bank term loan, $667,000 due quarterly through December 31,
         1996, remaining balance of $5,333,000 due March 6, 1997....    13,333      10,666
      Bank term loan, $571,000 due quarterly through March 31, 1997,
         remaining balance of $5,144,000 due June 1, 1997...........    12,571      10,286
      8.22% senior notes, $5,000,000 due annually through June 30,
         2002.......................................................    45,000      40,000
      7.18% nonrecourse debt, $505,000 due semiannually through
         February 1, 1999...........................................     5,555       4,545
                                                                      --------     -------
                                                                      $120,559     159,497
                                                                      ========     =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6) LONG-TERM DEBT -- (CONTINUED)
     The aggregate payments due on the long-term debt in each of the next five years are as follows (in thousands):

            1995......................................................  $ 10,962
            1996......................................................    10,962
            1997......................................................   111,058
            1998......................................................     6,010
            1999......................................................     5,505

     In December, 1994, the Company established a $250,000,000 medium term note program providing for the issuance of fixed rate or floating rate notes with the maturities of nine months or longer. The shelf registration program, registered with the Securities and Exchange Commission, was activated in March, 1995 with the issuance of $34,000,000 of the authorized notes. The issued medium term notes bear interest at an average fixed rate of 7.77% with a maturity of March 10, 1997. Proceeds from sale of the notes were used to retire the Company's outstanding bank term loan in the amount of $10,286,000 due June 1, 1997 and to reduce the Company's outstanding revolving credit loans by $23,714,000. The remaining $216,000,000 available under the medium term note program will provide financing for future business and equipment acquisitions and working capital requirements. The Company's outstanding bank term loan in the amount of $10,666,000, due March 6, 1997, is anticipated to be retired on March 20, 1995 with proceeds borrowed under the Company's revolving credit agreements.

     On May 4, 1993, the Company called for redemption on June 4, 1993, the entire $50,000,000 aggregate principal amount of its 7 1/4% Convertible Subordinated Debentures due 2014 ("Debentures") issued in October, 1989 at the redemption price of 105.075% of the principal amount of the Debentures, plus accrued interest on the principal of the Debentures from April 1, 1993 to the date fixed for redemption. Prior to, or on May 27, 1993, the fifth business day prior to the date set for redemption, under the terms of the October, 1989 offering, the holders of the entire $50,000,000 of Debentures elected to convert such Debentures into common stock of the Company at a conversion price of $11.125 per share. The conversion of the Debentures increased the issued and outstanding common stock of the Company by 4,494,382 shares. The carrying amount and unamortized premium on the Debentures were accounted for as a decrease in stockholders' equity.

     On April 23, 1993, the Company and the Company's principal marine transportation subsidiary, entered into two separate revolving credit agreements (the "Credit Agreements") with Texas Commerce Bank National Association ("TCB"), as agent bank, providing for aggregate borrowings of up to $30,000,000 and $50,000,000, respectively, maturing on June 30, 1996. On August 12, 1993, the Company amended its Credit Agreement with TCB and increased the Company's provision for aggregate borrowings from $30,000,000 to $50,000,000. On May 26, 1994, the Credit Agreements were extended to mature on June 30, 1997. The Credit Agreements are unsecured; however, the Company's Credit Agreement contains a negative pledge with respect to the capital stock of certain subsidiaries of the Company and the marine transportation subsidiary's Credit Agreement contains a negative pledge with respect to certain scheduled assets. In addition, the Credit Agreements provide for the grant to TCB of a first priority lien on the capital stock or assets, as applicable, subject to the negative pledge, generally in the event of the occurrence and continuation of a default. Interest on the Credit Agreements, subject to an applicable margin ratio and type of loan, is floating prime rate or, at the Company's and the marine transportation subsidiary's option, rates based on an Eurodollar interbank rate or certificate of deposit rate. Proceeds under the Credit Agreements may be used for general corporate purposes, the purchase of existing or new equipment or for possible business acquisitions. The Credit Agreements contain covenants that require the maintenance of certain financial ratios and certain other covenants that are substantially similar to the covenants contained in the marine transportation subsidiary's prior $60,000,000 revolving credit agreement, which was terminated in connection with the new Credit

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6) LONG-TERM DEBT -- (CONTINUED)
Agreements. These covenants cover, among other things, the disposal of capital stock of subsidiaries and assets outside the ordinary course of business. The Credit Agreements also contain usual and customary events of default. The Company and the marine transportation subsidiary were in compliance with the matters as of December 31, 1994. At December 31, 1994, the marine transportation subsidiary had $6,000,000 available for takedown under the Credit Agreements.

     On March 6, 1992, the Company entered into a $18,000,000 credit agreement with TCB which matures on March 6, 1997. The purchase of Sabine, on March 13, 1992, was financed with the $18,000,000 credit agreement, existing cash balances, and borrowings under the marine transportation subsidiary's credit agreement. The $18,000,000 credit agreement has a negative pledge of the assets acquired from Sabine. Principal payments of $667,000 are due quarterly up through December 31, 1996. Interest on the credit agreement, subject to an applicable margin ratio and type of loan, is floating prime rate, or at the Company's option, rates based on a Eurodollar interbank rate or certificate of deposit rates. The remaining principal balance of $5,333,000 is fully due and payable on March 6, 1997, together with any unpaid interest accrued thereon. At December 31, 1994, $10,666,000 was outstanding under the loan agreement and the weighted average interest rate was 7.13%. The credit agreement is anticipated to be retired by March 20, 1995.

     On May 28, 1992, the Company entered into a $16,000,000 credit agreement with TCB which matures on June 1, 1997. The purchase of Scott Chotin, on June 1, 1992, was financed with the $16,000,000 credit agreement, existing cash balances, and borrowings under a $20,000,000 acquisition credit facility with TCB. The credit agreement has a negative pledge of the assets acquired from Scott Chotin. Principal payments of $571,000 are due quarterly up through March 31, 1997. Interest on the credit agreement, subject to an applicable margin ratio and type of loan, is floating prime rate, or at the Company's option, rates based on an Eurodollar interbank rate or certificate of deposit rates. The remaining principal balance of $5,143,000 is fully due and payable on June 1, 1997, together with any unpaid interest accrued thereon. At December 31, 1994, $10,286,000 was outstanding under the loan agreement and the weighted average interest rate was 7.07%. On March 10, 1995, the credit agreement was retired.

     On August 13, 1992, the Company's transportation segment sold $50,000,000 of 8.22% senior notes due June 30, 2002, in a private placement. Proceeds from these notes were used to retire a $20,000,000 acquisition credit facility with TCB and the retirement of two $5,000,000, 10% subordinated promissory notes originally issued as part of the purchase of the assets of a marine transportation company on May 23, 1989, with the balance of the proceeds used to reduce the amount outstanding under the marine transportation subsidiary's credit agreement with TCB. Principal payments of $5,000,000, plus interest, are due annually through June 30, 2002. At December 31, 1994, $40,000,000 was outstanding under the senior notes.

     The Company is of the opinion that the terms of the outstanding debt represent the fair value of such debt as of December 31, 1994.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) TAXES ON INCOME

     Earnings before taxes on income and details of the provision (benefit) for taxes on income for United States and Puerto Rico operations for the years ended December 31, 1992, 1993 and 1994 are as follows (in thousands):

                                                                   1992        1993       1994
                                                                  -------     ------     ------
Earnings before taxes on income:
  United States.................................................  $14,635     30,785     19,726
  Foreign.......................................................    4,094      4,539      7,119
                                                                  -------     ------     ------
                                                                  $18,729     35,324     26,845
                                                                  =======     ======     ======
Provision for taxes on income
  United States:
     Current....................................................  $ 3,236      6,216      3,558
     Deferred...................................................    1,915      4,387      4,297
     State and local............................................       --        533        587
                                                                  -------     ------     ------
                                                                    5,151     11,136      8,442
                                                                  -------     ------     ------
  Puerto Rico:
     Current....................................................       --      1,754      1,750
     Deferred...................................................      (20)      (395)        --
                                                                  -------     ------     ------
                                                                      (20)     1,359      1,750
                                                                  -------     ------     ------
                                                                  $ 5,131     12,495     10,192
                                                                  =======     ======     ======

     Taxes on income are accounted for under the asset and liability method required by SFAS No. 109. The cumulative effect on prior years of the adoption of SFAS No. 109 decreased net earnings by $10,659,000, or $.47 per share, and is reported separately in the statement of earnings for the year ended December 31, 1992. In addition to the impact of the cumulative effect on prior years, the effect of the adoption of SFAS No. 109 decreased the net earnings for the 1992 year by $916,000, or $.04 per share.

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

     The Company's provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 1992, 1993 and 1994 due to the following:

                                                                  1992      1993      1994
                                                                  -----     -----     -----
    United States income tax statutory rate...................     34.0%     35.0%     35.0%
    Puerto Rico taxes.........................................      0.1       3.8       6.5
    State and local taxes.....................................       --       1.7       2.2
    Utilization of investment tax credits.....................     (5.8)       --        --
    Foreign tax credits.......................................       --      (5.0)     (6.5)
    Other.....................................................     (0.9)     (0.1)      0.8
                                                                  -----     -----     -----
                                                                   27.4%     35.4%     38.0%
                                                                  =====     =====     =====

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) TAXES ON INCOME -- (CONTINUED)
     The significant components of deferred United States taxes on income attributable to earnings from operations for the years ended December 31, 1992, 1993 and 1994 are as follows (in thousands):

                                                               1992        1993       1994
                                                              -------     ------     ------
    Tax depreciation over financial depreciation..........    $ 2,677      5,616      4,917
    Tax leases............................................        541         --         --
    Financial gain on disposals different from tax........       (887)       (41)        92
    Utilization of tax net operating loss carryforwards...      1,265     (1,044)        --
    Utilization of tax credits............................      1,076      1,841       (694)
    Alternative minimum taxes.............................     (2,897)      (200)    (4,118)
    Self-insurance accruals...............................         --     (1,221)     1,848
    Marine insurance claims reserves......................         --         --       (447)
    Scheduled vessel maintenance costs....................         --         --      2,800
    Other.................................................        140       (564)      (101)
                                                              -------     ------     ------
                                                              $ 1,915      4,387      4,297
                                                              =======     ======     ======

     Deferred Puerto Rico income taxes arise from the recognition of certain income and expense items in different periods for income tax and for financial reporting purposes. Such items consist principally of deferred acquisition costs, salvage and subrogation recoveries, provision for doubtful accounts and accrual for guarantee fund assessments.

     The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax liabilities at December 31, 1992, 1993, and 1994 are as follows (in thousands):

                                                             1992        1993        1994
                                                           --------     -------     -------
    Current deferred tax assets:
      Compensated absences, principally due to accrual
         for financial reporting purposes................  $    440         410         721
      Self-insurance accruals............................     --          1,983         135
      Allowance for doubtful account reserves............        59         125         580
      Other..............................................         6         250        (112)
                                                           --------     -------     -------
                                                           $    505       2,768       1,324
                                                           ========     =======     =======
    Non-current deferred tax liabilities:
      Deferred tax assets:
         Tax credit carryforwards........................  $  2,206         365       1,059
         Alternative minimum tax credit carryforwards....     7,197       7,397      11,515
         Postretirement health care benefits.............     1,410       1,590       1,659
         Dual consolidated net operating loss............     --          1,044       1,044
         Marine insurance claims reserves................     --          --            447
         Other...........................................       482         767         438
                                                           --------     -------     -------
                                                             11,295      11,163      16,162
           Less valuation allowance......................       488       --          --
                                                           --------     -------     -------
                                                             10,807      11,163      16,162
                                                           --------     -------     -------
      Deferred tax liabilities:
      Property and equipment, principally due to
         differences in depreciation and bases...........   (22,571)    (35,577)    (40,587)
      Undistributed earnings from foreign subsidiaries...   (15,241)    (15,321)    (15,362)
      Scheduled vessel maintenance costs.................     --          --         (2,800)
                                                           --------     -------     -------
                                                            (37,812)    (50,898)    (58,749)
                                                           --------     -------     -------
                                                           $(27,005)    (39,735)    (42,587)
                                                           ========     =======     =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) TAXES ON INCOME -- (CONTINUED)
     As of December 31, 1994, there was no valuation allowance.

     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1992 were allocated as follows (in thousands):

                                                                                1992
                                                                                ----
        Income tax benefits that would be reported in the statement of earnings............................................................  $441
        Other.................................................................    47
                                                                                ----
                                                                                $488
                                                                                ====

     At December 31, 1994, the Company has alternative minimum tax credit carryforwards of approximately $11,515,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

(8) LEASES

     The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Total rental expense for the years ended December 31, 1992, 1993 and 1994 follows (in thousands):

                                                                  1992      1993      1994
                                                                 ------     -----     -----
    Rental expense...........................................    $3,014     3,519     1,893
    Sublease rental..........................................        93        90        10
                                                                 ------     -----     -----
         Net rental expense..................................    $2,921     3,429     1,883
                                                                 ======     =====     =====

     Rental commitments under noncancelable leases are as follows (in thousands):

                                                               LAND BUILDINGS AND EQUIPMENT
                                                               ----------------------------
        1995.................................................             $2,914
        1996.................................................              1,898
        1997.................................................              1,583
        1998.................................................              1,042
        1999.................................................                863
        Thereafter...........................................                207
                                                                          ------
                                                                          $8,507
                                                                          ======

(9) STOCK OPTION PLANS

     The Company has four employee stock option plans, which were adopted in 1976, 1982, 1989 and 1994 for selected officers and other key employees. The 1976 Employee Plan, as amended, provided for the issuance until 1986 of incentive and non-qualified stock options to purchase up to 1,000,000 shares of common stock. The 1982 Employee Plan provided for the issuance until 1992 of incentive and non-qualified stock options to purchase up to 600,000 shares of common stock. The 1989 Employee Plan provides for the issuance of incentive and nonincentive stock options to purchase up to 600,000 shares of common stock. The 1994 Employee Plan provides for the issuance of incentive and non-qualified stock options to purchase up to 1,000,000 shares of common stock. The 1976, 1982 and 1989 stock option plans authorize the granting of limited stock appreciation rights.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) STOCK OPTION PLANS -- (CONTINUED)
     Changes in options outstanding under the employee plans described above for the 1992, 1993 and 1994 years are summarized as follows:

                                                                   NON-QUALIFIED OR
                                                                     NONINCENTIVE
                                INCENTIVE STOCK OPTIONS              STOCK OPTIONS
                              ---------------------------     ---------------------------      OPTION PRICE
                              OUTSTANDING     EXERCISABLE     OUTSTANDING     EXERCISABLE     RANGE PER SHARE
                              -----------     -----------     -----------     -----------     ---------------
Outstanding December 31,
  1991......................     38,181          38,181         538,594         321,094       $ 2.88 - $14.95
  Granted...................         --                         151,000              --       $12.94 - $13.88
  Became exercisable........         --                              --         106,500       $ 3.69 - $ 8.19
  Exercised.................         --              --         (33,404)        (33,404)      $ 2.88 - $ 9.29
  Canceled or expired.......         --              --         (17,821)         (4,071)      $ 6.56 - $14.95
                                -------         -------         -------         -------
Outstanding December 31,
  1992......................     38,181          38,181         638,369         390,119       $ 2.88 - $13.88
  Granted...................         --              --         368,000              --       $12.84 - $18.19
  Became exercisable........         --              --              --         106,500       $ 5.68 - $13.88
  Exercised.................    (10,000)        (10,000)        (47,750)        (47,750)      $ 2.89 - $13.88
  Canceled or expired.......         --              --         (14,750)         (2,000)      $ 8.19 - $12.94
                                -------         -------         -------         -------
Outstanding December 31,
  1993......................     28,181          28,181         943,869         446,869       $ 2.88 - $18.19
  Granted...................         --              --          65,000              --                $21.38
  Became exercisable........         --              --              --         159,750       $ 6.56 - $18.19
  Exercised.................    (28,181)        (28,181)        (56,319)        (56,319)      $ 5.50 - $13.88
  Canceled or expired.......         --              --          (3,750)           (750)      $ 6.56 - $13.88
                                -------         -------         -------         -------
Outstanding December 31,
  1994......................         --              --         948,800         549,550       $ 2.88 - $21.38
                                =======         =======         =======         =======

     At December 31, 1994, 1,027,964 shares were available for future grants under the employee plans and 396,264 shares of the outstanding stock options under the employee plans were issued with limited stock appreciation rights.

     The Company has two director stock option plans, which were adopted in 1989 and 1994 for nonemployee Directors of the Company. The 1989 Director Plan provides for the issuance of nonincentive options to purchase up to 150,000 shares of common stock. The 1994 Director Plan provides for the issuance of non-qualified options to Directors of the Company, including Advisory Directors, to purchase up to 100,000 shares of common stock. The director plans are intended as an incentive to attract and retain qualified, independent directors.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) STOCK OPTION PLANS -- (CONTINUED)
     Changes in options outstanding under the director plans described above for the 1992, 1993 and 1994 years are summarized as follows:

                                                       NON-QUALIFIED OR
                                                         NONINCENTIVE
                                                        STOCK OPTIONS
                                                  --------------------------     OPTION PRICE
                                                  OUTSTANDING   EXERCISABLE    RANGE PER SHARE
                                                  -----------   ------------   ----------------
    Outstanding December 31, 1991 and 1992......     60,000         60,000              $ 7.56
      Granted...................................     10,000         10,000              $18.63
                                                    -------        -------
    Outstanding December 31, 1993...............     70,000         70,000
      Granted...................................     22,500          --        $21.06 - $21.38
      Became exercisable........................      --            22,500     $21.06 - $21.38
      Exercised.................................    (10,000)       (10,000)              $7.56
                                                    -------        -------
    Outstanding December 31, 1994...............     82,500         82,500      $7.56 - $21.38
                                                    =======        =======

     The Company has a 1993 nonqualified stock option for 25,000 shares granted to Robert G. Stone, Jr. at an exercise price of $18.625. The stock option was approved by the Company's stockholders in 1994. Currently, 10,000 shares of the stock option are exercisable. The grant serves as an incentive to retain the optionee as Chairman of the Board of the Company or as a member of the Board of Directors of the Company.

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

     Net periodic pension cost of the defined benefit plans as determined by using the projected unit credit actuarial method was $908,000, $1,080,000 and $1,803,000 in 1992, 1993 and 1994, respectively. The components of net periodic pension cost are as follows (in thousands):

                                                                1992       1993       1994
                                                                -----     ------     ------
    Service cost -- benefits earned during the year...........  $ 707        794      1,418
    Interest cost.............................................    528        638        818
    Actual return on plan assets..............................   (179)      (343)       (84)
    Net amortization and deferrals............................    (39)        29       (312)
    Less partnerships' allocation.............................    (39)       (38)       (37)
    Less amount allocated to prior employer...................    (70)      --         --
                                                                -----      -----      -----
    Net periodic pension cost.................................  $ 908      1,080      1,803
                                                                =====      =====      =====

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(10) RETIREMENT PLANS -- (CONTINUED)
     The funding status of the plans as of December 31, 1993 and 1994 was as follows (in thousands):

                                                                         1993        1994
                                                                        -------     ------
    Actuarial present value of benefit obligations:
         Vested.......................................................  $ 7,529      8,725
         Non-vested...................................................      787        813
                                                                        -------     ------
    Accumulated benefit obligation....................................    8,316      9,538
    Impact of future salary increases.................................    1,047      1,260
                                                                        -------     ------
    Projected benefit obligation......................................    9,363     10,798
    Plan assets at fair value.........................................    6,172      9,758
    Plan assets in excess of (less than) projected benefit
      obligation......................................................   (3,191)    (1,040)
    Unrecognized transition obligation................................      142        125
    Unrecognized prior service cost...................................    1,407      1,569
    Unrecognized net loss.............................................    1,630      1,251
    Additional minimum liability......................................   (2,132)      --
                                                                        -------     ------
    Prepaid (accrued) pension cost....................................  $(2,144)     1,905
                                                                        =======     ======
    Actuarial assumptions:
      Discount rate...................................................    7.25%      8.00%
      Return on assets................................................    9.25%      9.25%
      Salary increase rate............................................       4%         4%

     The Company, transportation subsidiaries and the diesel repair subsidiary sponsor defined contribution plans for all shore-based employees and certain ocean-going personnel. Maximum contributions to these plans equal the lesser of 15% of the aggregate compensation paid to all participating employees, or up to 20% of each subsidiary's earnings before federal income tax after certain adjustments for each fiscal year. The aggregate contributions to the plans were approximately $2,124,000, $1,484,000 and $3,756,000 in 1992, 1993 and 1994,
respectively.

     The insurance subsidiary sponsors a qualified, non-contributory profit-sharing plan which provides retirement benefits to eligible employees. Voluntary contributions to the plan equal no less than 1% of the annual participant's compensation, as defined, plus a portion of the administration expenses of the plan during the first 10 years. The insurance subsidiary's contributions to the plan were approximately $231,000, $269,000 and $263,000 in 1992, 1993 and 1994, respectively.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(10) RETIREMENT PLANS -- (CONTINUED)
     The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheet at December 31, 1994 (in thousands):

    Accumulated postretirement benefit obligation:
      Retirees..................................................................  $1,484
      Fully eligible active plan participants...................................     757
      Other active plan participants............................................   2,448
      Partnership's allocation..................................................    (128)
      Unrecognized gains........................................................     196
                                                                                  ------
      Accrued postretirement benefit cost included in other long-term liabilities............................................................  $4,757
                                                                                  ======
    Net periodic postretirement benefit cost for 1994 includes the following components:
      Service cost..............................................................  $  354
      Interest cost.............................................................     377
      Less partnerships' allocation.............................................     (22)
                                                                                  ------
      Net periodic postretirement benefit cost..................................  $  709
                                                                                  ======

     The Company's unfunded defined benefit health care plan, which provides limited postretirement medical benefits, limits cost increases in the Company's contribution to 4% per year. For measurement purposes, a 4% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for future periods. Accordingly, a 1% increase in the health care cost trend rate assumption would have no effect on the amounts reported.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% at December 31, 1994.

(11) EARNINGS PER SHARE OF COMMON STOCK

     Primary earnings per share of common stock for the years ended December 31, 1992, 1993 and 1994 were based on the weighted average number of common stock and common stock equivalent shares outstanding of 22,607,000, 26,527,000 and 28,790,000, respectively.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(12) QUARTERLY RESULTS (UNAUDITED)

     The unaudited quarterly results for the year ended December 31, 1993 are as follows (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED
                                               ---------------------------------------------------------
                                               MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                                 1993          1993           1993              1993
                                               ---------     --------     -------------     ------------
Revenues.....................................  $ 74,383       94,347         97,939           111,735
Costs and expenses...........................    65,804       82,767         86,511            99,582
                                               --------      -------        -------           -------
  Operating income...........................     8,579       11,580         11,428            12,153
Interest expense.............................     2,740        2,011          1,871             1,794
                                               --------      -------        -------           -------
  Earnings before taxes on income............     5,839        9,569          9,557            10,359
Provision for taxes on income................     1,994        3,070          4,511             2,920
                                                -------      --------       -------           -------
     Net earnings............................   $ 3,845        6,499          5,046             7,439
                                                =======      =======        =======           =======
Earnings per share of common stock...........   $   .17          .26            .18               .26
                                                =======      =======        =======           =======

     The unaudited quarterly results for the year ended December 31, 1994 are as follows (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED
                                               ---------------------------------------------------------
                                               MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                                 1994          1994           1994              1994
                                               ---------     --------     -------------     ------------
Revenues.....................................  $101,830      104,741        108,097           118,468
Costs and expenses...........................    95,139       97,890        100,171           104,257
                                               --------      -------        -------           -------
  Operating income...........................     6,691        6,851          7,926            14,211
Interest expense.............................     1,809        1,957          2,355             2,714
                                               --------      -------        -------           ------
  Earnings before taxes on income............     4,882        4,894          5,571            11,497
Provision for taxes on income................     1,985        1,701          1,965             4,540
                                               --------      -------        -------           -------
     Net earnings............................  $  2,897        3,193          3,606             6,957
                                               ========      =======        =======           =======
Earnings per share of common stock...........  $    .10          .11            .13               .24
                                               ========      =======        =======           =======

(13) CONTINGENCIES AND COMMITMENTS

     In May, 1994, the Company entered into a contract for the construction of 12 double skin 29,000 barrel capacity inland tank barges for use in the movement of industrial chemicals and refined products. In February, 1995, the Company exercised an option under the contract for the construction of 12 additional barges. The first barge was placed in service in January, 1995 and the second in February, 1995, with the remaining 22 barges due one each month thereafter.

     The Company's Puerto Rican insurance subsidiary has appealed to the Supreme Court of Puerto Rico a July 5, 1989 Superior Court judgment of approximately $1,100,000, plus interest of approximately $1,914,000 as of December 31, 1994, resulting from a civil suit claiming damages. The Supreme Court of Puerto Rico decided during 1992 to review the case. Management is of the opinion, based on consultation with its legal counsel, that the judgment will be reversed or at least substantially reduced, however, reserves have been established for the entire amount of the judgment plus accrued interest.

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

(14) INDUSTRY SEGMENT DATA

     The Company conducts operations in three industry segments as follows:

          Marine Transportation -- Marine transportation by U.S. flag vessels on the inland waterway system and in United States coastwise and foreign trade. The principal products transported include petrochemical feedstocks, processed chemicals, agricultural chemicals, refined petroleum products, coal, limestone, grain and sugar. Container and palletized cargo are also transported for United States Government aid programs and military.

          Diesel Repair -- Repair of diesel engines, reduction gear repair and sale of related parts and accessories, primarily for customers in the marine industry and the shortline and industrial railroad industry.

          Insurance -- Writing of property and casualty insurance in Puerto
     Rico.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(14) INDUSTRY SEGMENT DATA -- (CONTINUED)
     The following table sets forth by industry segment the combined revenues, operating profits (before general corporate expenses, interest expense and income taxes), identifiable assets (including goodwill), depreciation and amortization and capital expenditures attributable to the continuing principle activities of the Company for the years ended December 31, 1992, 1993 and 1994 (in thousands):

                                                             1992        1993        1994
                                                           --------     -------     -------
    Revenues from unaffiliated customers:
      Transportation...................................    $190,214     283,747     311,076
      Diesel repair....................................      35,753      31,952      45,269
      Insurance........................................      34,661      52,875      65,812
      Other............................................       8,788       9,823      10,593
                                                           --------     -------     -------
                                                            269,416     378,397     432,750
      General corporate revenues.......................          87           7         387
                                                           --------     -------     -------
         Consolidated revenues.........................    $269,503     378,404     433,137
                                                           ========     =======     =======
    Operating profits:
      Transportation...................................    $ 28,034      42,208      31,397
      Diesel repair....................................       2,561       1,904       3,163
      Insurance........................................       1,108       4,539       5,119
                                                           --------     -------     -------
                                                             31,703      48,651      39,679
      General corporate expenses, net..................      (3,563)     (4,911)     (3,999)
      Interest expense.................................      (9,411)     (8,416)     (8,835)
                                                           --------     -------     -------
         Earnings before taxes on income...............    $ 18,729      35,324      26,845
                                                           ========     =======     =======
    Identifiable assets:
      Transportation...................................    $275,616     344,488     397,112
      Diesel repair....................................      18,897      20,259      21,304
      Insurance........................................     145,246     184,868     216,666
                                                           --------     -------     -------
                                                            439,759     549,615     635,082
      Investment in unconsolidated affiliate...........         146         177         181
      General corporate assets.........................       6,515      13,461      32,209
                                                           --------     -------     -------
         Consolidated assets...........................    $446,420     563,253     667,472
                                                           ========     =======     =======
    Depreciation and amortization:
      Transportation...................................    $ 20,332      26,331      31,138
      Diesel repair....................................         565         658         674
      Insurance........................................         277         395         491
                                                           --------     -------     -------
                                                           $ 21,174      27,384      32,303
                                                           ========     =======     =======
    Capital expenditures and business acquisitions:
      Transportation...................................    $123,700      71,236      71,714
      Diesel repair....................................         944       1,229         512
      Insurance........................................         630       1,086       1,251
                                                           --------     -------     -------
                                                           $125,274      73,551      73,477
                                                           ========     =======     =======

     Identifiable assets are those assets that are used in the operation of each segment. General corporate assets are principally cash, short-term investments, accounts receivable, furniture and equipment.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements:

          Included in Part III of this report:

        Report of KPMG Peat Marwick LLP, Independent Public Accountants, on the financial statements of Kirby Corporation and Consolidated Subsidiaries for the years ended December 31, 1992, 1993 and 1994.

          Balance Sheets, December 31, 1993 and 1994.

          Statements of Earnings, for the years ended December 31, 1992, 1993 and 1994.

          Statements of Stockholders' Equity, for the years ended December 31, 1992, 1993 and 1994.

          Statements of Cash Flows, for the years ended December 31, 1992, 1993 and 1994.

          Notes to Financial Statements, for the years ended December 31, 1992, 1993 and 1994.

     (a) 2. Financial Statement Schedules:

          Included in Part IV of this report:

           V -- Supplemental Insurance Information, for the years ended December 31, 1992, 1993 and 1994.

          VI -- Reinsurance, for the years ended December 31, 1992, 1993 and
     1994.

        All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     (a) 3. Exhibits

EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT
- -----------         ------------------------------------------------------------------------------
    3.1       --    Restated Articles of Incorporation of Kirby Exploration Company, Inc. (the
                    "Company"), as amended (incorporated by reference to Exhibit 3.1 of the
                    Registrant's 1989 Registration Statement on Form S-3 (Reg. No. 33-30832)).
    3.2       --    Certificate of Amendment of Restated Articles of Incorporation of the Company
                    filed with the Secretary of State of Nevada April 30, 1990 (incorporated by reference to Exhibit 3.2 of the Registrant's Annual report on Form 10-K for the year ended December 31, 1990).
    3.3       --    Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Registrant's 1989 Registration Statement on Form S-3 (Reg. No. 33-30832)).
    3.4       --    Amendment to Bylaws of the Company effective April 24, 1990 (incorporated by reference to exhibit 3.4 of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1990).
    4.1       --    Indenture, dated as of December 2, 1994, between the Company and Texas
                    Commerce Bank National Association, Trustee, (incorporated by reference to
                    Exhibit 4.3 of the Registrant's 1994 Registration Statement on Form S-3 (Reg.
                    No. 33-56195)).
   10.1+      --    1976 Stock Option Plan of Kirby Exploration Company, as amended, and forms of option agreements provided for thereunder and related documents (incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1981).
   10.2+      --    1982 Stock Option Plan for Kirby Exploration Company, and forms of option agreements provided for thereunder and related documents (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1982).

EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT
- -----------         ------------------------------------------------------------------------------
   10.3+      --    Amendment to 1982 Stock Option Plan for Kirby Exploration Company
                    (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).
   10.4       --    Indemnification Agreement, dated April 29, 1986, between the Company and each of its Directors and certain key employees (incorporated by reference to
                    Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).
   10.5+      --    1989 Employee Stock Option Plan for the Company, as amended (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1989).
   10.6+      --    1989 Director Stock Option Plan for the Company, as amended (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1989).
   10.7       --    Loan Agreement, dated as of July 31, 1990, by and between Dixie Carriers Inc.
                    and Texas Commerce Bank National Association (incorporated by reference to
                    Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).
   10.8       --    Loan Agreement between Dixie Fuels Limited and NCNB Leasing Corporation, dated as of February 4, 1992 (incorporated by reference to Exhibit 10.10 of the
                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).
   10.9       --    Agreement of Purchase and Sale, dated January 24, 1992, by and among Sabine
                    Transportation Company, Kirby Corporation, Sabine Towing & Transportation Co.,
                    Inc. and Sequa Corporation, as amended (incorporated by reference to Exhibit
                    10.11 of the Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1991).
   10.10      --    Credit Agreement, dated as of March 6, 1992, among Sabine Transportation
                    Company, Kirby Corporation, Texas Commerce Bank National Association and The
                    First National Bank of Boston (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
                    1991).
   10.11      --    Agreement of Purchase and Sale, dated March 12, 1992, by and between Ole Man
                    River Towing, Inc. and related entities, OMR Transportation Company and Dixie
                    Carriers, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's
                    Current Report on Form 8-K dated as of April 10, 1992).
   10.12      --    Credit Agreement, dated as of March 18, 1992, among Dixie Carrier, Inc., Kirby
                    Corporation and Texas Commerce Bank National Association (incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1991).
   10.13      --    Agreement and Plan of Merger, dated April 15, 1992, among Kirby Corporation,
                    Chotin Carriers, Inc., Scott Chotin, Inc. and Certain Shareholders of Scott
                    Chotin, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's
                    Current Report on Form 8-K dated as of June 11, 1992).
   10.14      --    Credit Agreement, dated as of May 28, 1992, among Chotin Carriers, Inc., Kirby
                    Corporation, Texas Commerce Bank National Association and The First National
                    Bank of Boston (incorporated by reference to Exhibit 2.2 of the Registrant's
                    Current Report on Form 8K dated as of June 11, 1992).
   10.15      --    Note Purchase Agreement, dated as of August 12, 1992, among Dixie Carriers,
                    Inc., The Variable Annuity Life Insurance Company, Provident Mutual Life and
                    Annuity Company of America, among other (incorporated by reference to Exhibit
                    10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1992).

EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT
- -----------         ------------------------------------------------------------------------------
   10.16      --    Asset Sale and Purchase Agreement, dated January 22, 1993, by and among
                    Ashland Oil, Inc., TPT Transportation Company and Dixie Carriers, Inc.
                    (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).
   10.17      --    Deferred Compensation Agreement dated August 12, 1985 between Dixie Carriers,
                    Inc., and J.H. Pyne (incorporated by reference to Exhibit 10.19 of the
                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).
   10.18      --    Agreement and Plan of Merger, dated April 1, 1993, among Kirby Corporation,
                    AFRAM Carriers, Inc. and AFRAM Lines (USA) Co., Ltd. and the shareholders of
                    AFRAM Lines (USA) Co., Ltd. (incorporated by reference to Exhibit 2.1 of the
                    Registrant's Current Report on Form 8-K dated May 3, 1993).
   10.19      --    Credit Agreement, dated April 23, 1993, among Kirby Corporation, the Banks named therein, and Texas Commerce Bank National Association as Agent and Fund
                    Administrator (incorporated by reference to Exhibit 10.1 of the Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).
   10.20      --    Credit Agreement, dated April 23, 1993, among Dixie Carriers, Inc., the Banks named therein, and Texas Commerce Bank National Association, as Agent and Fund
                    Administrator (incorporated by reference to Exhibit 10.02 of the Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).
   10.21+     --    1994 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1993).
   10.22+     --    1994 Nonemployee Director Stock Option Plan for Kirby Corporation
                    (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).
   10.23+     --    1993 Stock Option Plan of Kirby Corporation for Robert G. Stone, Jr.
                    (incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).
   10.24+     --    Amendment to 1989 Director Stock Option Plan for Kirby Exploration Company,
                    Inc. (incorporated by reference to Exhibit 10-K for the year ended December
                    31, 1993).
   10.25*     --    Purchase Agreement, dated November 16, 1994, by and between The Dow Chemical
                    Company and Dow Hydrocarbons and Resources, Inc. and Dixie Marine, Inc.
   10.26      --    Distribution Agreement, dated December 2, 1994, by and among Kirby Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Brothers Inc.
                    and Wertheim Schroder & Co. Incorporated (incorporated by reference to Exhibit
                    1.1 of the Registrant's Current Report on Form 8-K dated December 9, 1994).
   21.1*      --    Principal Subsidiaries of the Registrant.
   23.1*      --    Consent of KPMG Peat Marwick LLP.
   27.1*      --    Financial Data Schedule.
   28.1*      --    Independent Auditors' Report of Deloitte & Touche LLP.

- ---------------
* Filed herewith

+ Management contract, compensatory plan or arrangement.

                                                                      SCHEDULE V

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       SUPPLEMENTAL INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                                                                FUTURE
                                                                POLICY
                                                DEFERRED      BENEFITS,
                                                 POLICY        LOSSES,                 OTHER POLICY                NET
                                               ACQUISITION    CLAIMS AND    UNEARNED    CLAIMS AND    PREMIUM   INVESTMENT
SEGMENT                                           COSTS      LOSS EXPENSE   PREMIUMS     BENEFITS     REVENUES  INCOME(1)
- ---------------------------------------------  -----------   ------------   --------   ------------   -------   ----------
                                                                            ($ IN THOUSANDS)
Insurance:
  December 31, 1992..........................    $ 5,912       $ 35,588     $42,209      $     --     $29,552     $6,454
                                                 =======       ========     =======      =========    =======     ======
  December 31, 1993..........................    $ 7,279       $ 49,930     $61,558      $     --     $48,243     $7,741
                                                 =======       ========     =======      =========    =======     ======
  December 31, 1994..........................    $11,690       $ 56,433     $89,801      $     --     $61,477     $8,706
                                                 =======       ========     =======      =========    =======     ======


                                               BENEFITS,    AMORTIZATION
                                                CLAIMS,     OF DEFERRED
                                               LOSSES AND      POLICY         OTHER
                                               SETTLEMENT   ACQUISITION     OPERATING    PREMIUMS
SEGMENT                                         EXPENSES       COSTS       EXPENSES(2)   WRITTEN
- ---------------------------------------------  ----------   ------------   -----------   --------

Insurance:
  December 31, 1992..........................   $ 26,289      $  8,649       $ 6,474     $36,875
                                                ========      ========       =======     =======
  December 31, 1993..........................   $ 37,496      $ 11,085       $ 6,868     $61,819
                                                ========      ========       =======     =======
  December 31, 1994..........................   $ 44,634      $ 13,538       $ 9,109     $90,345
                                                ========      ========       =======     =======

- ---------------

(1) Reconciliation of net investment income to investment income amount reflected in the statements of earnings is as follows:

                                                                                                             FOR THE YEARS
                                                                                                           ENDED DECEMBER  31,
                                                                                                        -------------------------
                                                                                                         1992     1993      1994
                                                                                                        ------   ------    ------
                                                                                                          ($ IN THOUSANDS)
Net investment income as stated above -- Insurance segment............................................  $6,454    $7,741   $8,706
    Investment income -- Marine transportation segment, diesel repair segment and parent company......     341       169      505
                                                                                                        ------    ------   ------
                                                                                                        $6,795    $7,910   $9,211
                                                                                                        ======    ======   ======

(2) Included as part of selling, general and administrative expenses, taxes, other than on income, and depreciation and amortization in the statements of earnings.

                                                                     SCHEDULE VI

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                                                                                                PERCENTAGE
                                                          CEDED TO     ASSUMED                  OF AMOUNT
                                              GROSS         OTHER     FROM OTHER                 ASSUMED
                                              AMOUNT      COMPANIES   COMPANIES    NET AMOUNT    TO NET
                                             --------     ---------   ----------   ----------   ---------
                                                                   ($ IN THOUSANDS)
December 31, 1992:
  Life insurance in force..................  $     --      $    --     $ --       $     --        --
                                             ========      =======     =====      ========       ===
  Premiums:
     Life insurance........................  $             $           $          $
     Accident and health insurance.........
     Property and liability insurance......    52,830       16,282      327         36,875       .89%
                                             --------      -------     ----       --------       ---
       Total premiums......................  $ 52,830      $16,282     $327       $ 36,875*      .89%
                                             ========      =======     =====      ========       ===
December 31, 1993:
  Life insurance in force..................  $     --      $    --     $ --       $     --        --
                                             ========      =======     ====       ========       ===
  Premiums:
     Life insurance........................  $             $           $          $
     Accident and health insurance.........
     Property and liability insurance......    80,993       19,201       27         61,819       .04%
                                             --------      -------     ----       --------       ---
       Total premiums......................  $ 80,993      $19,201     $ 27       $ 61,819*      .04%
                                             ========      =======     ====       ========       ===
December 31, 1994:
  Life insurance in force..................  $     --      $    --     $ --       $     --         --
                                             ========      =======     ====       ========       ====
  Premiums:
     Life insurance........................  $             $           $          $
     Accident and health insurance.........
     Property and liability insurance......   111,415       21,178      108         90,345       .12%
                                             --------      -------     ----       --------       ---
       Total premiums......................  $111,415      $21,178     $108       $ 90,345*      .12%
                                             ========      =======     ====       ========       ===

- ---------------
* Reconciliation of total premiums to net premiums earned, the amount reflected in the statements of earnings, is as follows:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                 1992        1993        1994
                                                                -------     -------     -------
                                                                       ($ IN THOUSANDS)
  Total premiums..............................................  $36,875      61,819      90,345
  Increase in unearned premiums...............................   (7,323)    (13,576)    (28,868)
                                                                -------     -------     -------
         Net premiums earned..................................  $29,552      48,243      61,477
                                                                =======     =======     =======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KIRBY CORPORATION
                                            (Registrant)

                                          By:        BRIAN K. HARRINGTON
                                            ------------------------------------
                                                    BRIAN K. HARRINGTON
                                                   SENIOR VICE PRESIDENT

Dated: March   , 1995

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                               CAPACITY                      DATE
- -----------------------------------    -------------------------------------  --------------

       ROBERT G. STONE, JR.            Chairman of the Board and              March   , 1995
- -----------------------------------      Director of the Company
       Robert G. Stone, Jr.

      GEORGE A. PETERKIN, JR.          President, Director of the Company     March   , 1995
- -----------------------------------      and Principal Executive Officer
      George A. Peterkin, Jr.

             J.H. PYNE                 Executive Vice President and Director  March   , 1995
- -----------------------------------      of the Company
             J.H. Pyne

        BRIAN K. HARRINGTON            Senior Vice President, Treasurer,      March   , 1995
- -----------------------------------      Assistant Secretary of the Company
        Brian K. Harrington              and Principal Financial Officer

        G. STEPHEN HOLCOMB             Vice President, Controller, Assistant  March   , 1995
- -----------------------------------      Treasurer, Assistant Secretary of
        G. Stephen Holcomb               the Company and Principal
                                         Accounting Officer

      GEORGE F. CLEMENTS, JR.          Director of the Company                March   , 1995
- -----------------------------------
      George F. Clements, Jr.

         J. PETER KLEIFGEN             Director of the Company                March   , 1995
- -----------------------------------
         J. Peter Kleifgen

      WILLIAM M. LAMONT, JR.           Director of the Company                March   , 1995
- -----------------------------------
      William M. Lamont, Jr.

        C.W. MURCHISON, III            Director of the Company                March   , 1995
- -----------------------------------
        C.W. Murchison, III

        J. VIRGIL WAGGONER             Director of the Company                March   , 1995
- -----------------------------------
        J. Virgil Waggoner

                               INDEX TO EXHIBITS

EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT
- -----------         ------------------------------------------------------------------------------
    3.1       --    Restated Articles of Incorporation of Kirby Exploration Company, Inc. (the
                    "Company"), as amended (incorporated by reference to Exhibit 3.1 of the
                    Registrant's 1989 Registration Statement on Form S-3 (Reg. No. 33-30832)).
    3.2       --    Certificate of Amendment of Restated Articles of Incorporation of the Company
                    filed with the Secretary of State of Nevada April 30, 1990 (incorporated by reference to Exhibit 3.2 of the Registrant's Annual report on Form 10-K for the year ended December 31, 1990).
    3.3       --    Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Registrant's 1989 Registration Statement on Form S-3 (Reg. No. 33-30832)).
    3.4       --    Amendment to Bylaws of the Company effective April 24, 1990 (incorporated by reference to exhibit 3.4 of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1990).
    4.1       --    Indenture, dated as of December 2, 1994, between the Company and Texas
                    Commerce Bank National Association, Trustee, (incorporated by reference to
                    Exhibit 4.3 of the Registrant's 1994 Registration Statement on Form S-3 (Reg.
                    No. 33-56195)).
   10.1+      --    1976 Stock Option Plan of Kirby Exploration Company, as amended, and forms of option agreements provided for thereunder and related documents (incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1981).
   10.2+      --    1982 Stock Option Plan for Kirby Exploration Company, and forms of option agreements provided for thereunder and related documents (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1982).
   10.3+      --    Amendment to 1982 Stock Option Plan for Kirby Exploration Company
                    (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).
   10.4       --    Indemnification Agreement, dated April 29, 1986, between the Company and each of its Directors and certain key employees (incorporated by reference to
                    Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).
   10.5+      --    1989 Employee Stock Option Plan for the Company, as amended (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1989).
   10.6+      --    1989 Director Stock Option Plan for the Company, as amended (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1989).
   10.7       --    Loan Agreement, dated as of July 31, 1990, by and between Dixie Carriers Inc.
                    and Texas Commerce Bank National Association (incorporated by reference to
                    Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).
   10.8       --    Loan Agreement between Dixie Fuels Limited and NCNB Leasing Corporation, dated as of February 4, 1992 (incorporated by reference to Exhibit 10.10 of the
                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).
   10.9       --    Agreement of Purchase and Sale, dated January 24, 1992, by and among Sabine
                    Transportation Company, Kirby Corporation, Sabine Towing & Transportation Co.,
                    Inc. and Sequa Corporation, as amended (incorporated by reference to Exhibit
                    10.11 of the Registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1991).

EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT
- -----------         ------------------------------------------------------------------------------
   10.10      --    Credit Agreement, dated as of March 6, 1992, among Sabine Transportation
                    Company, Kirby Corporation, Texas Commerce Bank National Association and The
                    First National Bank of Boston (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
                    1991).
   10.11      --    Agreement of Purchase and Sale, dated March 12, 1992, by and between Ole Man
                    River Towing, Inc. and related entities, OMR Transportation Company and Dixie
                    Carriers, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's
                    Current Report on Form 8-K dated as of April 10, 1992).
   10.12      --    Credit Agreement, dated as of March 18, 1992, among Dixie Carrier, Inc., Kirby
                    Corporation and Texas Commerce Bank National Association (incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1991).
   10.13      --    Agreement and Plan of Merger, dated April 15, 1992, among Kirby Corporation,
                    Chotin Carriers, Inc., Scott Chotin, Inc. and Certain Shareholders of Scott
                    Chotin, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's
                    Current Report on Form 8-K dated as of June 11, 1992).
   10.14      --    Credit Agreement, dated as of May 28, 1992, among Chotin Carriers, Inc., Kirby
                    Corporation, Texas Commerce Bank National Association and The First National
                    Bank of Boston (incorporated by reference to Exhibit 2.2 of the Registrant's
                    Current Report on Form 8K dated as of June 11, 1992).
   10.15      --    Note Purchase Agreement, dated as of August 12, 1992, among Dixie Carriers,
                    Inc., The Variable Annuity Life Insurance Company, Provident Mutual Life and
                    Annuity Company of America, among other (incorporated by reference to Exhibit
                    10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1992).
   10.16      --    Asset Sale and Purchase Agreement, dated January 22, 1993, by and among
                    Ashland Oil, Inc., TPT Transportation Company and Dixie Carriers, Inc.
                    (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).
   10.17      --    Deferred Compensation Agreement dated August 12, 1985 between Dixie Carriers,
                    Inc., and J.H. Pyne (incorporated by reference to Exhibit 10.19 of the
                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).
   10.18      --    Agreement and Plan of Merger, dated April 1, 1993, among Kirby Corporation,
                    AFRAM Carriers, Inc. and AFRAM Lines (USA) Co., Ltd. and the shareholders of
                    AFRAM Lines (USA) Co., Ltd. (incorporated by reference to Exhibit 2.1 of the
                    Registrant's Current Report on Form 8-K dated May 3, 1993).
   10.19      --    Credit Agreement, dated April 23, 1993, among Kirby Corporation, the Banks named therein, and Texas Commerce Bank National Association as Agent and Fund
                    Administrator (incorporated by reference to Exhibit 10.1 of the Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).
   10.20      --    Credit Agreement, dated April 23, 1993, among Dixie Carriers, Inc., the Banks named therein, and Texas Commerce Bank National Association, as Agent and Fund
                    Administrator (incorporated by reference to Exhibit 10.02 of the Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).
   10.21+     --    1994 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1993).

EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT
- -----------         ------------------------------------------------------------------------------
   10.22+     --    1994 Nonemployee Director Stock Option Plan for Kirby Corporation
                    (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).
   10.23+     --    1993 Stock Option Plan of Kirby Corporation for Robert G. Stone, Jr.
                    (incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).
   10.24+     --    Amendment to 1989 Director Stock Option Plan for Kirby Exploration Company,
                    Inc. (incorporated by reference to Exhibit 10-K for the year ended December
                    31, 1993).
   10.25*     --    Purchase Agreement, dated November 16, 1994, by and between The Dow Chemical
                    Company and Dow Hydrocarbons and Resources, Inc. and Dixie Marine, Inc.
   10.26      --    Distribution Agreement, dated December 2, 1994, by and among Kirby Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Brothers Inc.
                    and Wertheim Schroder & Co. Incorporated (incorporated by reference to Exhibit
                    1.1 of the Registrant's Current Report on Form 8-K dated December 9, 1994).
   21.1*      --    Principal Subsidiaries of the Registrant.
   23.1*      --    Consent of KPMG Peat Marwick LLP.
   27.1*      --    Financial Data Schedule.
   28.1*      --    Independent Auditors' Report of Deloitte & Touche LLP.

- ---------------

* Filed herewith

+ Management contract, compensatory plan or arrangement.