Form 10-Q
period 1995-03-31
KIRBY CORP
filed 1995-05-10
CIK 56047

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  For the quarter ended March 31, 1995

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

Commission File
 Number           1-7615

                          Kirby Corporation
_____________________________________________________________________________
              (Exact name of registrant as specified in its charter)

           Nevada                                      74-1884980
_______________________________             _________________________________
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

     1775 St. James Place, Suite 300, Houston, TX          77056-3453
_____________________________________________________________________________
     (Address of principal executive offices)              (Zip Code)

                              (713) 629-9370
_____________________________________________________________________________
          (Registrant's telephone number, including area code)

                                No Change
_____________________________________________________________________________
          (Former name, former address and former fiscal year,
                     if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  [X]          No  [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on May 9, 1995 was 28,145,686.

                      PART 1 - FINANCIAL INFORMATION
           KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED BALANCE SHEETS
                              (Unaudited)
                                ASSETS

                                                       March 31,  December 31,
                                                         1995         1994
                                                       ---------  ------------
                                                           ($ in thousands)
Marine Transportation, Diesel Repair and Other
 Current assets:
  Cash and invested cash                                $  3,544       7,355
  Available-for-sale securities - short-term
     investments                                          12,536       2,875
  Accounts and notes receivable, net of allowance
     for doubtful accounts                                57,730      63,300
  Inventory - finished goods, at lower of average
     cost or market                                        8,582       8,270
  Prepaid expenses                                        12,779      13,661
  Deferred taxes                                           1,425       1,324
                                                        --------     -------
       Total current assets                               96,596      96,785
                                                        --------     -------
 Property and equipment, at cost                         465,176     481,612
  Less allowance for depreciation                        145,659     153,672
                                                        --------     -------
                                                         319,517     327,940
                                                        --------     -------
 Excess cost of consolidated subsidiaries                  8,926       9,280
 Noncompete agreements                                     3,501       3,889
 Equity in unconsolidated subsidiaries                     8,561         181
 Sundry                                                   11,294      12,731
                                                        --------     -------
       Total assets - Marine Transportation,
            Diesel Repair and Other                      448,395     450,806
                                                        --------     -------

                                             Table continued on following

                        PART 1 - FINANCIAL INFORMATION
               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONDENSED BALANCE SHEETS, Continued
                                 (Unaudited)
                                   ASSETS

                                                       March 31,  December 31,
                                                         1995         1994
                                                       --------   -----------
                                                           ($ in thousands)
Insurance
  Investments:
   Available-for-sale securities:
    Fixed maturities                                     164,009     149,173
    Short-term investments                                20,923      21,227
                                                        --------     -------
                                                         184,932     170,400

  Cash and invested cash                                   1,693       4,485
  Accrued investment income                                3,421       2,638
  Accounts and notes receivable, net of allowance
     for doubtful accounts                                15,969       9,613
  Reinsurance receivable on paid losses                   13,588       9,871
  Prepaid reinsurance premiums                             3,129       5,147
  Deferred policy acquisition costs                       13,328      11,690
  Property and equipment, at cost, net of
     allowance for depreciation                            4,952       2,822
                                                        --------     -------
        Total assets - Insurance                         241,012     216,666
                                                        --------     -------
                                                        $689,407     667,472
                                                        ========     =======

              See accompanying notes to condensed financial statements.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONDENSED BALANCE SHEETS
                                 (Unaudited)
                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        March 31, December 31,
                                                          1995        1994
                                                        ---------  ----------
                                                            ($ in thousands)
Marine Transportation, Diesel Repair and Other
 Current liabilities:
  Current portion of long-term debt                     $  5,333     10,962
  Accounts payable                                        13,282     15,771
  Accrued liabilities                                     41,175     32,559
  Deferred revenues                                        6,076      8,294
                                                        --------    -------
     Total current liabilities                            65,866     67,586
                                                        --------    -------
 Long-term debt, less current portion                    142,999    148,535
 Deferred taxes                                           44,091     42,587
 Other long-term liabilities                               8,101      7,998
                                                        --------    -------
     Total liabilities - Marine Transportation,
          Diesel Repair and Other                        261,057    266,706
                                                        --------    -------
Insurance
 Losses, claims and settlement expenses                   60,879     56,433
 Unearned premiums                                        99,415     89,801
 Reinsurance premiums payable                              1,949      2,657
 Other liabilities                                        15,756     11,473
 Minority interest in consolidated insurance subsidiary   20,064     17,426
                                                        --------    -------
     Total liabilities - Insurance                       198,063    177,790
                                                        --------    -------
Contingencies and commitments
Stockholders' equity:
 Preferred stock, $1.00 par value per share. Authorized
   20,000,000 shares                                          --         --
 Common stock, $.10 par value per share. Authorized
   60,000,000 shares, issued 30,782,000 shares
   (30,782,000 at December 31, 1994)                       3,078      3,078
 Additional paid-in capital                              157,026    157,021
 Unrealized net losses in value of investments              (207)    (2,686)
 Retained earnings                                        83,460     78,651
                                                        --------    -------
                                                         243,357    236,064
 Less cost of 2,464,000 shares in treasury (2,468,000
   at December 31, 1994)                                  13,070     13,088
                                                        --------    -------
                                                         230,287    222,976
                                                        --------    -------
                                                        $689,407    667,472
                                                        ========    =======

          See accompanying notes to condensed financial statements.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED STATEMENTS OF EARNINGS
                              (Unaudited)

                                                  Three months ended March 31,
                                                  ----------------------------
                                                      1995            1994
                                                  ------------    ------------
                                                      ($ in thousands, except
                                                         per share amounts)
Revenues:
   Transportation                                   $ 79,209         73,387
   Diesel repair                                      14,025         10,171
   Net premiums earned                                21,067         14,110
   Commissions earned on reinsurance                     912          1,307
   Investment income                                   3,159          1,936
   Gain on disposition of assets                          13            161
   Realized gain on investments                          233            758
                                                    --------        -------
                                                     118,618        101,830
                                                    --------        -------
Costs and expenses:
   Costs of sales and operating expenses (except
     as shown below)                                  63,595         56,424
   Losses, claims and settlement expenses             14,569         11,125
   Policy acquisition costs                            4,752          3,635
   Selling, general and administrative                11,829         11,925
   Taxes, other than on income                         2,590          3,590
   Depreciation and amortization                       9,730          7,794
   Minority interest expense                           1,173            646
                                                    --------        -------
                                                     108,238         95,139
                                                    --------        -------
         Operating income                             10,380          6,691

Equity in earnings of marine partnerships                159             --
Interest expense                                      (2,910)        (1,809)
                                                    --------        -------
         Earnings before taxes on income               7,629          4,882
Provision for taxes on income                          2,820          1,985
                                                    --------        -------
         Net earnings                               $  4,809          2,897
                                                    ========        =======
Earnings per share of common stock                  $    .17            .10
                                                    ========        =======

          See accompanying notes to condensed financial statements.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONDENSED STATEMENTS OF CASH FLOW
                                 (Unaudited)

                                                 Three months ended March 31,
                                                 ----------------------------
                                                     1995             1994
                                                 ------------     -----------
                                                         ($ in thousands)
Net earnings                                       $  4,809            2,897
 Adjustments to reconcile net earnings to net
      cash provided by operating activities:
  Gain on disposition of assets                         (13)            (161)
  Realized gain on investments                         (233)            (758)
  Depreciation and amortization                       9,730            7,794
  Increase in deferred taxes                          1,403            1,426
  Deferred scheduled maintenance costs                3,148            2,401
  Minority interest and earnings of
      unconsolidated subsidiaries                     1,002               12
  Other noncash adjustments to earnings              (1,427)              --
  Increase in cash from other changes in
      operating working capital for:
    Marine transportation, diesel repair and
      other                                           7,778            7,930
    Insurance                                         3,835            3,389
                                                   --------          -------
        Net cash provided by operating activities    30,032           24,930
                                                   --------          -------
Cash flow from investing activities:
 Proceeds from sale and maturities of investments    15,260               --
 Purchase of investments                            (22,213)         (23,134)
 Net decrease (increase) in short-term
      investments                                   (11,563)           7,106
 Capital expenditures                               (12,570)          (4,707)
 Proceeds from disposition of assets                  1,047              389
                                                   --------          -------
        Net cash used by investing activities       (30,039)         (20,346)
                                                   --------          -------
Cash flow from financing activities:
 Borrowings on bank revolving credit loan            52,800           10,700
 Payments on bank revolving credit loan             (75,600)         (21,900)
 Increase in long-term debt                          37,548               --
 Payments under long-term debt                      (21,368)          (1,743)
 Proceeds from exercise of stock options                 24              405
                                                   --------         -------
        Net cash used by financing activities        (6,596)         (12,538)
                                                   --------          -------
        Decrease in cash and invested cash           (6,603)          (7,954)
Cash and invested cash, beginning of year            11,840           14,936
                                                   --------          -------
Cash and invested cash, end of period              $  5,237            6,982
                                                   ========          =======
Supplemented disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                       $  2,206              913
    Income taxes                                   $     --            1,850

               See accompanying notes to condensed financial statements.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994, and the results of operations for the three months ended March 31, 1995 and 1994.

(1)  BASIS FOR PREPARATION OF THE THREE MONTH FINANCIAL STATEMENTS

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

(2)  ACCOUNTING CHANGE

     In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company has not completed the analysis required by SFAS 121 and, as a result, the impact that the adoption of SFAS 121 is expected to have on the Company's financial statements is not known. The Company expects to adopt SFAS 121 prior to the first quarter of 1996.

             KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 NOTES TO CONDENSED FINANCIAL STATEMENTS

(3)  TAXES ON INCOME

     Earnings before taxes on income and details of the provision for taxes on income for United States and Puerto Rico operations for the three months ended March 31, 1995 and 1994 are as follows:

                                              Three months ended March 31,
                                              ----------------------------
                                                1995                1994
                                              --------            --------
                                                     ($ in thousands)
Earnings before taxes on income:
   United States                              $ 5,870              2,832
   Foreign                                      1,759              2,050
                                              -------              -----
                                              $ 7,629              4,882
                                              =======              =====
Provision for taxes on income:
   United States:
      Current                                 $ 1,699              1,068
      Deferred                                  1,067                536
      State and municipal                          54                 79
                                              -------              -----
                                              $ 2,820              1,683
                                              =======              =====
   Puerto Rico:
      Deferred                                $    --                302
                                              =======              =====

(4)  LONG-TERM DEBT

      In December, 1994, the Company established a $250,000,000 medium term note program providing for the issuance of fixed rate or floating rate notes with the maturities of nine months or longer. The shelf registration program, registered with the Securities and Exchange Commission, was activated in March, 1995 with the issuance of $34,000,000 of the authorized notes. The issued medium term notes bear interest at an average fixed rate of 7.77% with a maturity of March 10, 1997. Proceeds from sale of the notes were used to retire the Company's outstanding bank term loan in the amount of $10,286,000 due June 1, 1997 and to reduce the Company's outstanding revolving credit loans by $23,714,000. The Company's outstanding bank term loan in the amount of $10,666,000, due March 6, 1997, was retired on March 20, 1995 with proceeds borrowed under the Company's revolving credit agreements. The remaining $216,000,000 available under the medium term note program will provide financing for future business and equipment acquisitions, and working capital requirements.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The Company reported net earnings for the 1995 first quarter of $4,809,000, or $.17 per share, compared with 1994 first quarter net earnings of $2,897,000, or $.10 per share.

     The Company conducts operations in three business segments: marine transportation, diesel repair and property and casualty insurance. The sum of the three business segments' operating income exceeds the Company's consolidated operating income due primarily to general corporate expenses and interest expense. A discussion of each segment follows:

MARINE TRANSPORTATION

     As a provider of service for both the inland and offshore United States markets, the marine transportation segment is divided into three divisions organized around the markets they serve: the Inland Chemical Division, serving the inland industrial and agricultural chemical markets; the Inland Refined Products Division, serving the inland refined products market; and the Offshore Division, which serves the offshore petroleum products, container, dry-bulk and palletized cargo markets. A division analysis of the marine transportation segment follows:

Marine Transportation - Inland Divisions

      The Inland Chemical and Refined Products Divisions' transportation revenues for the 1995 first quarter totaled $55,975,000, an increase of 21% compared with $46,179,000 reported in the 1994 first quarter. The acquisition from The Dow Chemical Company ("Dow") in November, 1994 of 65 inland tank barges, the assumption of the lease of 31 tank barges from Dow and the accompanying ten year contract with Dow to provide inland bulk liquid marine transportation services contributed to the increase in revenues.

      Utilization of equipment capacity in the Inland Chemical Division remained relatively strong during the 1995 first quarter, consistent with the utilization realized in the 1994 fourth quarter. Equipment utilization within the Inland Refined Products Division remained at 1994 levels, however, spot market rates declined sharply, affecting profitability of this division. Equipment utilization has remained favorable since the second quarter of 1994. Fog conditions, normal for the first quarter of the year, created certain operating inefficiencies.

      Costs and expenses, excluding interest expense, for the Inland Chemical and Refined Products Divisions for the first quarter of 1995 totaled $48,415,000, an increase of 21% over the corresponding 1994 first quarter when costs and expenses totaled $40,125,000. The increase reflects the costs and expenses associated with operating the Dow equipment acquired in November, 1994, as well as inflationary increases in costs and expenses. The Dow fleet has been fully integrated into the Inland Chemical Division and expectations are for additional efficiencies from this fleet.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

RESULTS OF OPERATIONS, Continued

     The Inland Chemical and Refined Products Divisions' operating income for the 1995 first quarter totaled $7,535,000, an increase of 21% compared with 1994 first quarter operating income of $6,243,000.

Marine Transportation - Offshore Division

     Transportation revenues from the Offshore Division for the 1995 first quarter declined 15% to $23,234,000 from $27,208,000 reported in the 1994 first quarter. The Offshore Division, which participates in movements of both refined petroleum products and dry products, experienced weaknesses in spot market rates within its liquid market and reduced demand and excess equipment capacity within its preference aid and military cargo markets. In addition, offshore revenues for the 1995 first quarter decreased by $1,762,000 as a result of the de-consolidation of two offshore partnerships, which are currently being accounted for on an equity basis. Prior year amounts have not been restated, as the impact of the de-consolidation is not material to the Company's balance sheet and cash flows, and there is no impact on net earnings.

     The Offshore Division's liquid segment benefited from the charters of eight of its tank vessels concluded during the 1994 fourth quarter. Offshore liquid capacity for the 1995 first quarter totaled 2.6 million barrels, compared with 2.8 million for the 1994 fourth quarter and 1.9 million for the 1994 first quarter. Such capacity reflects the acquisition of four tankers in July, 1994 and the scrapping of one tanker in January, 1995, in accordance with the designated vessel retirements under the Oil Pollution Act of 1990
("OPA 90").

     During the 1995 first quarter, even though utilization improved, rates for the three tank vessels operating in the spot market declined significantly, as movements of heating oil, normally high during the first quarter of the year, did not materialize due to the unusually mild winter in the Northeast. Prospects for the second quarter of 1995 remain favorable as spot market rates and equipment utilization should improve to some degree as the summer driving season approaches. Full recovery of the offshore tank vessels' market is anticipated to be gradual, over the next few years, as offshore tank vessels are removed from service under OPA 90.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

RESULTS OF OPERATIONS, Continued

     Movements for the transportation of food commodities and related products under the United States Government's preference aid cargo programs and military household goods movements have also remained weak. Excess equipment capacities and a reduction in available movements have led to rates that are significantly lower than 1994 first quarter rates. Such continued market softness resulted in one of the Company's break-bulk freighters to be idle for substantially all of the 1995 first quarter. The depressed markets have also continued to negatively affect the Company's other offshore dry cargo barge and tug units that primarily work under a long-term contract with an electric utility company, but periodically operate in the preference aid market as a supplement to their long-term contract movements. Such low levels resulted in equipment utilization in the Company's dry cargo segment to decline to 79% for the first quarter of 1995 compared with 84% for the 1994 first quarter and 95% for the 1994 fourth quarter. Deadweight capacity of 97,000 tons remained constant during each comparable period.

     Prospects for the 1995 second quarter mirror the first quarter as announced preference aid movements remain low, which will probably result in additional lay ups of the Company's three break-bulk freighters during the 1995 second quarter. Prospects for the second half of 1995 offer some encouragement as announced movements are increasing and a competitor is scrapping at least eight vessels during 1995. Such vessels have participated in preference aid and military cargo movements in the past.

     Costs and expenses, excluding interest expense, for the Offshore Division for the first quarter of 1995 totaled $22,461,000, a decrease of 16% over the corresponding 1994 first quarter when costs and expenses totaled $26,787,000. Costs and expenses of the two offshore partnerships accounted for effective January 1, 1995 on the equity in earnings method from the pro rata method totaled $1,533,000 for the 1995 first quarter. The costs and expenses of the four offshore tank vessels acquired in July, 1994, and reflected in the 1995 first quarter also accounted for the variance from period to period. Costs and expenses for the 1994 first quarter included an estimated $1,750,000 of costs associated with the collection of containers from several voyages carrying preference aid cargo to Haiti which, during that time, was politically unstable.

     The Offshore Division's operating income for the 1995 first quarter totaled $942,000 compared with $446,000 of operating income for the 1994 first quarter.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

RESULTS OF OPERATIONS, Continued

DIESEL REPAIR

     The Company's diesel repair segment reported diesel repair revenues for the 1995 first quarter of $14,025,000, an increase of 38% compared with revenues of $10,171,000 for the 1994 first quarter.

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

      The Marine Diesel Repair Division's revenues for the 1995 first quarter increased to $11,617,000, an increase of 36% compared with $8,521,000 reported for the 1994 first quarter. Operating in a very competitive market, the Gulf Coast and Midwest markets benefited from the economic recovery in the inland dry cargo carrier industry. The East Coast market continued to reflect improvements from military customers while the West Coast market continued to slowly rebound from a depressed tuna fishing market.

     The Rail Diesel Repair Division, which commenced operations in January, 1994, reported revenues for the 1995 first quarter of $2,408,000, an increase of 46% compared with first quarter 1994 revenues of $1,650,000. The division serves as the exclusive shortline and industrial rail distributor of aftermarket parts and service for the Electro-Motive Division of General Motors.

     Costs and expenses, excluding interest expense, for the diesel repair segment totaled $12,988,000, an increase of 35% compared with $9,637,000 reported for 1994 first quarter. The increase reflected the overall growth in revenues from both divisions.

      The diesel repair segment's operating income for the first quarter of 1995 totaled $1,076,000, an increase of 98% compared with 1994 first quarter operating income of $544,000.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

RESULTS OF OPERATIONS, Continued

PROPERTY AND CASUALTY INSURANCE

     The Company's property and casualty insurance segment reported premiums written of $35,901,000 for the first quarter of 1995, an increase of 37% compared with premiums written of $26,117,000 for the 1994 first quarter. The continued improvement in the Puerto Rico economy, an expanding customer base and the increase in the number of new automobiles sold in Puerto Rico contributed significantly to the increase.

     Net premiums earned for the 1995 first quarter totaled $21,067,000 compared with $14,110,000 for the 1994 first quarter, reflecting the continued emphasis in the automobile lines of insurance, particularly the vehicle
single-interest and double-interest lines.   Net premiums earned represent the
amortization of net premiums written over the life of the policy.   Net
premiums written have increased annually since 1992, thereby increasing the amount amortized to net premiums earned.

      Losses, claims and settlement expenses for the 1995 first quarter totaled $14,569,000 compared with $11,625,000 for the 1994 first quarter. The 1994 first quarter losses, claims and settlement expenses included a $2,000,000 additional reserve for potential, but as yet unreported, losses associated with the Company's Bermuda reinsurance subsidiary. Since ceasing participation in the reinsurance market in 1990, the Company continues to seek a withdrawal from this business and closure of the Bermuda subsidiary's activities, including commutation of the subsidiary's book of business. A commutation would entail the transfer of liability from known and incurred but not reported losses to a second party in exchange for a portion of, or all of, the subsidiary's assets.

     The Company's portion of the property and casualty insurance segment's pretax earnings for the 1995 first quarter totaled $1,759,000 compared with $50,000 for the like 1994 period. Minority interest expense for the 1995 first quarter totaled $1,173,000, based on 58% voting ownership of the Puerto Rico subsidiary. Minority interest expense for the 1994 first quarter totaled $646,000, based on 67% voting ownership.

CORPORATE EXPENSES

     Interest expense for the 1995 first quarter totaled $2,910,000, reflecting a 61% increase over $1,809,000 reported for the 1994 first quarter.
Such increase represents interest on the increased revolving bank debt to finance the Dow asset acquisition in November, 1994, the four tankers acquired in July, 1994, and the hike in the short-term interest rate from the first quarter of 1994 through the first quarter of 1995.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Stock Repurchase

     From April 24, 1995 through May 5, 1995, the Company repurchased 172,400 shares of common stock at a total price of $2,413,854, for an average price of $14.00. The Company has 1,827,600 shares remaining under the 2,000,000 common share repurchase authorization approved by the Board of Directors in August, 1994. The Company is authorized to purchase the common stock on the American Stock Exchange and in privately negotiated transactions. When purchasing common stock, the Company is subject to price, trading volume and other market considerations. Shares repurchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

Long-Term Financing

      In December, 1994, the Company established a $250,000,000 medium term note program providing for the issuance of fixed rate or floating rate notes with the maturities of nine months or longer. The shelf registration program, registered with the Securities and Exchange Commission, was activated in March, 1995 with the issuance of $34,000,000 of the authorized notes. The issued medium term notes bear interest at an average fixed rate of 7.77% with a maturity of March 10, 1997. Proceeds from sale of the notes were used to retire the Company's outstanding bank term loan in the amount of $10,286,000 due June 1, 1997 and to reduce the Company's outstanding revolving credit loans by $23,714,000. The Company's outstanding bank term loan in the amount of $10,666,000, due March 6, 1997, was retired on March 20, 1995 with proceeds borrowed under the Company's revolving credit agreements. The remaining $216,000,000 available under the medium term note program will provide financing for future business and equipment acquisitions and working capital requirements.

Capital Expenditures

     In May, 1994, the Company entered into a contract for the construction of 12 double skin 29,000 barrel capacity inland tank barges for use in the movement of industrial chemicals and refined products. In February, 1995, the Company exercised the option under the contract to construct 12 additional barges. Since January, 1995, the Company has received one barge each month and the remaining barges are scheduled to be delivered one each month thereafter. The new construction program is consistent with the Company's long-term strategy of upgrading its equipment to service the needs of its customers and to enhance its market position.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY, Continued

Accounting Change

     In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company has not completed the analysis required by SFAS 121 and, as a result, the impact that the adoption of SFAS 121 is expected to have on the Company's financial statements is not known. The Company expects to adopt SFAS 121 prior to the first quarter of 1996.

Liquidity

     The Company has generated substantial cash flow from its operating segments to fund its capital expenditures, asset acquisitions, debt service and other operation requirements. The Company generated net cash provided by operating activities of $30,032,000 for the 1995 first quarter compared with $24,930,000 for the 1994 first quarter.

     During each year, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel can be passed through to its customers, while the segment's short-term, or spot business, is based principally on current prices. In addition, the marine transportation assets acquired and accounted for using the purchase method of accounting were adjusted to a fair market value and, therefore, the cumulative long-term effect on inflation was reduced. The repair portion of the diesel repair segment is based on prevailing current market rates. For the property and casualty insurance segment, 100% of its investments were classified as available-for-sale securities, which consist primarily of United States Governmental instruments.

     Universal is subject to dividend restrictions under the stockholders agreement between the Company, Universal and Eastern America Financial Group, Inc. In addition, Universal is subject to industry guidelines and regulations with respect to the payment of dividends.

     The Company has no present plan to pay dividends on common stock in the near future.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          For a detailed explanation of the material pending legal proceedings against the Company, please refer to the Form 10-K for the year ended
December 31, 1994.

Item 4.   Results of Votes of Security Holders

(a)       The Registrant held its Annual Meeting of Stockholders on
          April 18, 1995.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits:

          11.0  Computation of Earnings per Common Share.

(b)       Reports on Form 8-K:

          There were no reports on Form 8-K filed for the three months ended March 31, 1995.


                               SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kirby Corporation
                                   (Registrant)


                                   By:  /s/ G. Stephen Holcomb
                                        ______________________
                                        G. Stephen Holcomb
                                        Vice President and Controller

Dated:  May 10, 1995