Form 10-Q
period 1995-06-30
KIRBY CORP
filed 1995-08-07
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

                  Quarterly  report pursuant to  Section  13  or
[ X ]             15(d)  of the Securities and Exchange  Act  of
                  1934

                  For the quarter ended June 30, 1995

                  Transition  report pursuant to  Section  13  or
[   ]             15(d)  of  the Securities and Exchange  Act  of
                  1934

 Commission File  1-7615
     Number

                               Kirby Corporation
______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

          Nevada                                      74-1884980
_______________________________           ____________________________________
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

 1775 St. James Place, Suite 300, Houston, TX                      77056-3453
______________________________________________________________________________
 (Address of principal executive offices)                           (Zip Code)

                                (713) 629-9370
______________________________________________________________________________
             (Registrant's telephone number, including area code)

                                   No Change
______________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    [ X ]        No     [   ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on August 4, 1995 was 27,503,786.

                        PART 1 - FINANCIAL INFORMATION
                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                BALANCE SHEETS
                                  (Unaudited)
                                    ASSETS

                                               June      December
                                                30,         31,
                                               1995        1994
                                             --------    --------
                                             ($ in thousands)
Marine Transportation, Diesel Repair and
   Other
Current assets:
Cash and invested cash                       $     --        7,355
Available-for-sale securities - short-term
   investments                                 13,118        2,875
Accounts and notes receivable, net of
   allowance for doubtful accounts             66,968       63,300
Inventory - finished goods, at lower of
   average cost or market                       8,761        8,270
Prepaid expenses                               14,980       13,661
Deferred taxes                                    792        1,324
                                             --------      -------
Total current assets                          104,619       96,785
                                             --------      -------
Property and equipment, at cost               474,488      481,612
Less allowance for depreciation               153,780      153,672
                                             --------      -------
                                              320,708      327,940
                                             --------      -------
Excess cost of consolidated subsidiaries        8,614        9,280
Noncompete agreements                           3,114        3,889
Investment in unconsolidated marine
   partnerships                                 8,980          181
Sundry                                         11,115       12,731
                                             --------      -------
Total assets - Marine Transportation,
   Diesel Repair and Other                    457,150      450,806
                                             --------      -------

                       Table continues on following page

                        PART 1 - FINANCIAL INFORMATION
                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                BALANCE SHEETS
                                  (Unaudited)
                                    ASSETS

                                               June      December
                                                30,         31,
                                               1995        1994
                                             ---------   --------
Insurance
Investments:
Available-for-sale securities:
Fixed maturities                              182,206      149,173
Short-term investments                         20,837       21,227
                                             --------     --------
                                              203,043      170,400
Cash and invested cash                          2,162        4,485
Accrued investment income                       3,047        2,638
Accounts and notes receivable, net of
   allowance for doubtful accounts             18,408        9,613
Reinsurance receivable on paid losses          15,306        9,871
Prepaid reinsurance premiums                    5,152        5,147
Deferred policy acquisition costs              16,597       11,690
Property and equipment, at cost, net of
   allowance for depreciation                   3,156        2,822
                                             --------     --------
Total assets - Insurance                      266,871      216,666
                                             --------     --------
                                             $724,021      667,472
                                             ========     ========

See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                BALANCE SHEETS
                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June      December
                                                30,         31,
                                               1995        1994
                                              --------   --------
                                               ($ in thousands)
Marine Transportation, Diesel Repair and
   Other
Current liabilities:
Current portion of long-term debt            $  5,333      10,962
Accounts payable                               21,228      15,771
Accrued liabilities                            33,369      32,559
Deferred revenues                               5,560       8,294
                                             --------      ------
Total current liabilities                      65,490      67,586
                                             --------      ------
Long-term debt, less current portion          161,659     148,535
Deferred taxes                                 44,645      42,587
Other long-term liabilities                     6,688       7,998
                                             --------      ------
Total liabilities - Marine Transportation,
   Diesel Repair and Other                    278,482     266,706
                                             --------    --------
Insurance
Losses, claims and settlement expenses         60,516      56,433
Unearned premiums                             115,363      89,801
Reinsurance premiums payable                    1,140       2,657
Other liabilities                              20,258      11,473
Minority interest in consolidated insurance
   subsidiary                                  22,513      17,426
                                             --------    --------
Total liabilities - Insurance                 219,790     177,790
                                             --------    --------

                       Table continues on following page

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                BALANCE SHEETS
                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                              June       December
                                               30,          31,
                                              1995         1994
                                             --------    --------
Contingencies and commitments                      --          --
Stockholders' equity:
Preferred stock, $1.00 par value per share.
   Authorized 20,000,000 shares                    --          --
Common stock, $.10 par value per share.
   Authorized 60,000,000 shares,
   issued 30,804,000 shares (30,782,000 at
   December 31, 1994)                           3,080       3,078
Additional paid-in capital                    157,025     157,021
Unrealized net gains (losses) in value of
   investments                                  1,916      (2,686)
Retained earnings                              88,536      78,651
                                             --------    --------
                                              250,557     236,064
Less cost of 3,284,000 shares in treasury
   (2,468,000 at December 31, 1994)            24,808      13,088
                                             --------    --------
                                              225,749     222,976
                                             --------    --------
                                             $724,021     667,472
                                             ========    ========

See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF EARNINGS
                                  (Unaudited)

                                    Three months         Six months
                                        ended              ended
                                      June 30,            June 30,
                                 ------------------  ----------------
                                     1995     1994      1995    1994
                                 --------  --------  ------- --------
                                   ($ in thousands, except per share
                                               amounts)
Revenues:
Transportation                    $83,078   74,025   162,287  147,412
Diesel repair                      12,690   11,646    26,715   21,817
Net premiums earned                22,124   15,305    43,191   29,415
Commissions earned on
   reinsurance                      1,136    1,148     2,048    2,455
Investment income                   3,612    2,452     6,771    4,388
Gain (loss) on disposition of
   assets                            (249)      75      (236)     236
Realized gain on investments          635       90       868      848
                                 --------  -------   -------  -------
                                  123,026  104,741   241,644  206,571
                                 --------  -------   -------  -------
Costs and expenses:
Costs of sales and operating
   expenses (except as shown
   below)                          64,701   55,004   128,296  111,429
Losses, claims and settlement
   expenses                        15,620   14,784    30,189   25,908
Policy acquisition costs            4,613    3,644     9,365    7,278
Selling, general and
   administrative                  13,366   11,807    25,195   23,732
Taxes, other than on income         2,724    4,232     5,314    7,822
Depreciation and amortization      10,036    7,887    19,766   15,681
Minority interest expense           1,290      532     2,463    1,179
                                 --------   -------  -------  -------
                                  112,350   97,890   220,588  193,029
                                 --------   -------  -------  -------
Operating income                   10,676    6,851    21,056   13,542

                       Table continues on following page

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF EARNINGS
                                  (Unaudited)

                                   Three months        Six months
                                      ended               ended
                                     June 30,           June 30,
                                  ---------------     ---------------
                                    1995     1994      1995    1994
                                  -------  -------    ------  -------
Equity in earnings of marine
   partnerships                       425       --       584       --
Interest expense                   (3,046)  (1,957)   (5,956)  (3,766)
                                  -------  -------    ------  -------
Earnings before taxes on income     8,055    4,894    15,684    9,776

Provision for taxes on income       2,979    1,701     5,799    3,686
                                  -------   ------    ------   ------
Net earnings                      $ 5,076    3,193     9,885    6,090
                                   ======   ======    ======   ======
Earnings per share of common
   stock                          $   .18      .11       .35      .21
                                   ======   ======    ======   ======

See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                      Six months ended
                                                          June 30,
                                                    --------------------
                                                       1995       1994
                                                    ---------  ---------
                                                      ($ in thousands)
Net earnings                                         $  9,885     6,090
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
Gain on disposition of assets                             236      (236)
Realized gain on investments                             (868)     (849)
Depreciation and amortization                          19,766    15,681
Increase in deferred tax items                          2,589     1,336
Deferred scheduled maintenance costs                    4,125    (1,865)
Minority interest and earnings of unconsolidated
   subsidiaries                                         1,878     1,135
Other noncash adjustments to earnings                      11        43
Increase (decrease) in cash flow from other changes
   in operating working capital for:
Marine transportation, diesel repair and other         (8,288)   (5,314)
Insurance                                              14,101    10,639
                                                     --------   -------
Net cash provided by operating activities              43,435    26,660
                                                     --------   -------
Cash flow from investing activities:
Proceeds from sale and maturities of investments       50,178    22,364
Purchase of investments                               (69,650)  (57,668)
Net decrease (increase) in short-term investments     (12,060)    5,705
Capital expenditures                                  (22,921)  (12,528)
Proceeds from disposition of assets                     1,015       564
                                                     --------   -------
Net cash used in investing activities                 (53,438)  (41,563)
                                                     --------   -------
Cash flow from financing activities:
Borrowings on bank revolving credit loan              134,600    87,900
Payments on bank revolving credit loan               (179,000)  (80,300)
Increase in long-term debt                             82,891     --
Payments under long-term debt                         (26,451)   (7,981)
Purchase of treasury stock                            (11,744)    --
Proceeds from exercise of stock options                    29       453
                                                     --------   -------
Net cash provided by financing activities                 325        72
                                                     --------   -------

                       Table continued on following page

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                      Six months ended
                                                          June 30,
                                                    --------------------
                                                       1995       1994
                                                    ---------  ---------
Decrease in cash and invested cash                     (9,678)  (14,831)
Cash and invested cash, beginning of year              11,840    14,936
                                                     --------  --------
Cash and invested cash, end of period               $   2,162       105
                                                     ========  ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                            $   5,258     3,813
Income taxes                                        $     800     3,400

See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

      In the opinion of management, the accompanying unaudited financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994, and the results of operations for the three months and six months ended June 30, 1995 and 1994.

(1)     BASIS FOR PREPARATION OF THE FINANCIAL STATEMENTS

      The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company's latest Annual Report on Form 10-K.

(2)     SUBSEQUENT EVENT

      On July 18, 1995, Universal Insurance Company ("Universal") redeemed $5 million of its common stock from the Company and sold $5 million of its common stock to Eastern America Insurance Group, Inc. ("Eastern America Group").
Such redemption and sale reduced Kirby's ownership from 58% to 47% and increased Eastern America Group's ownership of Universal from 42% to 53%. Effective July, 1995, the financial statements of Universal will no longer be consolidated with the Company, and the Company will account for its investment in Universal on an equity basis. Prior year financial statements will be restated.

      The following proforma condensed financial statements are based on historical financial statements of the Company. The proforma condensed financial statements assume the Company was accounting for its investment in Universal on an equity basis as of the beginning of the periods indicated.

                   KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

(2)    SUBSEQUENT EVENT, Continued
                       PROFORMA CONDENSED BALANCE SHEETS

                                           June      December
                                            30,         31,
                                           1995        1994
                                        ----------  ----------
                ASSETS                     ($ in thousands)
Current assets                          $ 106,452      102,711
Property and equipment, net               320,708      316,979
Investment in Universal                    46,742       39,354
Other assets                               31,822       34,047
                                        ---------   ----------
                                        $ 505,724      493,091
                                          =======      =======
 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                     $  68,159       74,604
Long-term debt, less current portion      161,659      145,000
Other long-term liabilities                50,157       50,511
                                        ---------   ----------
                                          279,975      270,115

Stockholders' equity                      225,749      222,976
                                        ---------   ----------
                                        $ 505,724      493,091
                                        =========   ==========

                 PROFORMA CONDENSED STATEMENTS OF EARNINGS

                                           Six months ended
                                               June  30,
                                        ----------------------
                                           1995         1994
                                        ---------   ----------
Revenues                                $ 189,672      169,957
Costs and expenses                        172,590      159,502
                                        ---------   ----------
Operating income                           17,082       10,455
Equity in earnings of Universal             2,798        2,007
Equity in earnings of marine
        partnerships                          584           --
Interest expense                           (5,956)      (3,767)
                                        ---------   ----------
Earnings before taxes in income            14,508        8,695
Provision for taxes on income               4,623        2,605
                                        ---------   ----------
Net earnings                            $   9,885        6,090
                                        =========   ==========

                  KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(2)  SUBSEQUENT EVENT, Continued

     Pursuant to a Shareholder Agreement entered into between Eastern America Group, Universal and the Company in September, 1992, it is anticipated that Universal will continue redeeming its common stock from the Company over a nine to eleven year period. To the extent that the anticipated future redemptions by Universal of its common stock exceeds the Company's basis in such stock, the Company will record equity in earnings accordingly. It is anticipated that future earnings attributable to the Company's investment in Universal for the second half of 1995 will be minimal. In addition to the Company's common stock holding in Universal, the Company has an investment of $11,534,000 of preferred stock which accrues earnings based upon a pool of U.S. Treasury Securities. The U.S. Treasury Securities are collateral for the preferred stock. The fair market value of such securities at June 30, 1995 was $13,500,000. Such earnings attributable to the preferred stock will be recognized by the Company as accrued. As of June 30, 1995, the Company believes that future redemptions by Universal of its common stock will be sufficient to recover the Company's book basis in Universal.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

(3)  ACCOUNTING CHANGE

     In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company has not completed the analysis required by SFAS 121 and, as a result, the impact that the adoption of SFAS 121 is expected to have on the Company's financial statements is not known. SFAS 121 must be adopted prior to the first quarter of 1996.

(4)  TAXES ON INCOME

     Earnings before taxes on income and details of the provision for taxes on income for United States and Puerto Rico operations for the three months and six months ended June 30, 1995 and 1994 are as follows:

                          Three months      Six months ended
                         ended June 30,         June 30,
                       ------------------  ------------------
                         1995       1994     1995       1994
                       -------    -------  -------    -------
Earnings before taxes
   on income:
United States          $ 5,844      3,856   11,713      6,688
Foreign                  2,211      1,038    3,971      3,088
                       -------    -------  -------    -------
                       $ 8,055      4,894   15,684      9,776
                       =======    =======  =======    =======
Provision for taxes on
   income:
United States:
Current                $ 1,681      1,131    3,380      2,199
Deferred                 1,186        799    2,253      1,335
State and municipal        112         73      166        152
                       -------    -------   ------    -------
                       $ 2,979      2,003    5,799      3,686
                       =======    =======   ======    =======
Puerto Rico:
Deferred               $    --       (302)      --         --
                       =======    =======   ======    =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDARIES

                         NOTES TO FINANCIAL STATEMENTS

(5)  LONG-TERM DEBT

      In December, 1994, the Company established a $250,000,000 medium term note program providing for the issuance of fixed rate or floating rate notes with maturities of nine months or longer. The shelf registration program, registered with the Securities and Exchange Commission, was activated in March, 1995 with the issuance of $34,000,000 of the authorized notes. The issued medium term notes bear interest at an average fixed rate of 7.77% with a maturity of March 10, 1997. Proceeds from sale of the notes were used to retire the Company's outstanding bank term loan in the amount of $10,286,000 due June 1, 1997 and to reduce the Company's outstanding revolving credit loans by $23,714,000. The Company's outstanding bank term loan in the amount of $10,666,000, due March 6, 1997, was retired on March 20, 1995 with proceeds borrowed under the Company's revolving credit agreements. In June, 1995, the Company issued $45,000,000 of authorized notes, bearing a fixed interest rate of 7.25%, with a maturity of June 1, 2000. Proceeds from the sale of the notes were used to reduce the Company's outstanding revolving credit loans. The remaining $171,000,000 available under the medium term note program is available to provide financing for future business and equipment acquisitions, and working capital requirements.

                     KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

Results of Operations

      The Company reported net earnings of $9,885,000, or $.35 per share, for the first six months of 1995, compared with net earnings of $6,090,000, or $.21 per share, for the first six months of 1994. Net earnings for the 1995 second quarter totaled $5,076,000, or $.18 per share, compared with net earnings of $3,193,000, or $.11 per share.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations, Continued

Marine Transportation - Inland Divisions

      The Inland Chemical and Refined Products Divisions' transportation revenues for the 1995 first six months totaled $115,052,000, reflecting a 22% increase compared with $94,691,000 reported for the first six months of 1994. Second quarter 1995 transportation revenues totaled $59,077,000, an increase of 21% when compared with second quarter 1994 transportation revenues of
$48,673,000. The acquisition from The Dow Chemical Company ("Dow") in November, 1994 of 65 inland tank barges, the assumption of the lease of 31 inland tank barges from Dow and the accompanying ten year contract with Dow to provide inland bulk liquid marine transportation services contributed to the majority of increase in revenues for each comparable period.

      Operating results for the 1995 first half, and second quarter were negatively affected by the Upper Mississippi River System closure for all marine transportation movements from May 19 through June 9, 1995, and to a lesser extent, flooding on the Arkansas River. The closure of the Upper River, the result of severe flooding, resulted in idle, delayed or diverted equipment equal to approximately 10% of the Company's inland tank barge fleet. When the Upper River opened, operations were impeded by channel silting which restricted drafts, and in some cases, briefly closed the Upper River in selected areas. The closure marked the second time in three years the Upper River has closed due to flooding. In the previous 25 years, the Upper River has closed four times as a result of flooding. The Company estimated that net earnings were reduced by approximately $800,000, or $.03 per share, from the effects of the Upper River and Arkansas River flooding. For comparative purposes, the 1993 flood, which closed the Upper River for most of the summer, reduced net earnings by an estimated $1,500,000, or $.05 per share.

      Equipment utilization in the Inland Chemical Division and Refined Products Division remained relatively strong during the 1995 first half and second quarter in the Lower Mississippi River, Ohio River and Gulf Intracoastal Waterway, as well as the Upper River, before, and after, the flood event. The Inland Chemical Division, with over 80% of its movements under long-term contracts, has not benefited to any large extent from the modest rate increases experienced in spot market movements. Second quarter 1995 spot market rates for the Refined Products Division experienced a decline, as additional refinery capacity in the Midwest and additional pipeline efficiencies drove rates down slightly. Offsetting the improved efficiencies was a growing demand for gasoline in the Midwest markets.

      Movements of liquid fertilizer and anhydrous ammonia, through the Inland Chemical Division, was strong during the early part of the spring fertilizer season, however, the Upper River System closure caused early termination of the spring fertilizer season.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations, Continued

      Costs and expenses, excluding interest expense, for the Inland Chemical and Refined Products Divisions' for the 1995 first six months totaled
$99,346,000, reflecting a 19% increase over the 1994 first half total of $83,210,000. Second quarter 1995 costs and expenses, excluding interest expense, totaled $50,931,000, an increase of 18% over the comparable 1994 second quarter when costs and expenses totaled $43,262,000. The increase for both comparable periods reflects the costs and expenses associated with the operation of the Dow equipment acquired in November, 1994, as well as inflationary increases in costs and expenses.

      The Inland Chemical and Refined Products Divisions' operating income for the 1995 first six months totaled $15,638,000, an increase of 32% compared with 1994 first six months operating income of $11,833,000. Operating income for the 1995 second quarter increased 45% to $8,102,000 when compared with an operating income of $5,575,000 for the second quarter of 1994. Operating margin for the 1995 first half increased to 13.6% compared with 12.5% for the first half of 1994. Operating margin for the 1995 second quarter also improved to 13.7% compared with 11.4% recorded for the 1994 second quarter.

Marine Transportation - Offshore Division

     Transportation revenues from the Offshore Division for the 1995 first six months totaled $47,235,000, reflecting a 10% decrease compared with $52,721,000 reported for the first six months of 1994. Second quarter 1995 Offshore Division transportation revenues equaled $24,001,000, a decrease of 5% compared with $25,352,000 reported for the 1994 second quarter.

      The Company's Offshore Division, which participates in movements of both refined products and dry cargo products, experienced weaknesses in spot market rates within its liquid market and reduced demand and excess equipment capacity within its dry cargo markets.

     The Offshore Division's liquid segment, which benefited from the charters of eight of its tank vessels during the 1994 fourth quarter, experienced continued weakness in spot market rates during the first half of 1995. Such reduction in rates occurred as movements of heating oil, normally strong during the first quarter of the year, did not materialize due to the unusually mild winter in the Northeast.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations, Continued

      During the 1995 second quarter, six of the Division's tank vessels operated under long-term contract and five tank vessels operated in the spot market. One tanker was scrapped in January, 1995 in accordance with the designated vessel retirements under the Oil Pollution Act of 1990 ("OPA 90"). Full recovery of the offshore tank vessels' market is anticipated to be gradual, over the next few years, as offshore tank vessels are removed from service under OPA 90.

      Movements for the transportation of food aid and related products under the United States Government's preference aid cargo programs and military cargo movements continued to remain weak for the first half of 1995. Excess equipment capacity and a reduction in available movements have led to reduced rates. All three of the Company's break-bulk freighters have been laid up for various periods of the 1995 first half. One freighter was laid up for substantially all of the 1995 first quarter and during the 1995 second quarter, two of the freighters were laid up for the first half of the quarter and the third freighter was laid up for substantially all of the quarter, only returning to working status the last 15 days of the quarter. The depressed market also negatively affected the Company's other offshore dry cargo barge and tug units that primarily work under a long-term contract with an electric utility company, but periodically operate in the preference aid market as a supplement to their long-term contract movements.

      Prospects for the second half of 1995 offers some encouragement as available dry cargo movements have increased and all of the Company's dry cargo vessels are currently working. In addition, a competitor has scrapped eight vessels during 1995 and three additional vessels are scheduled to be scrapped by the end of the 1995 year. Such vessels have participated in preference aid and military cargo movements in the past.

     Costs and expenses, excluding interest expense, for the Offshore Division for the 1995 first six months totaled $46,239,000, a decrease of 10% compared with the corresponding 1994 first six months of $51,458,000. Second quarter 1995 costs and expenses, excluding interest expense, totaled $23,777,000, a decrease of 3% over the comparable 1994 second quarter of $24,494,000. The costs and expenses of the four offshore tankers acquired in July, 1994 and reflected in the 1995 first half and second quarter also accounted for a portion of the variance from period to period. Costs and expenses for the 1994 first quarter included $1,750,000 of costs associated with the collection of containers from several voyages carrying preference aid cargo to Haiti, which during that period of time, was politically unstable.

     For the 1995 first six months, the Offshore Division recorded operating income of $1,102,000 compared with $1,261,000 for the 1994 first six months. for the 1994 second quarter. Operating margin for the 1995 first half equaled

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations, Continued

Second quarter 1995 operating income totaled $320,000 compared with $830,000 2.3% compared with 2.4% for the 1994 first half. Operating margin for the 1995 second quarter totaled 1.3% compared with 3.3% reported for the 1994 second quarter. The Offshore Division's operating income noted above includes an operating loss from the Company's three break-bulk freighters for the 1995 first six months of $1,865,000 and for the 1995 second quarter of $1,179,000

Diesel Repair

      The Company's diesel repair segment reported diesel repair and parts sales revenues of $26,715,000 for the first six months of 1995, reflecting a 22% increase compared with $21,816,000 reported for the 1994 first six months. Second quarter 1995 revenues totaled $12,690,000, an increase of 9% when compared with 1994 second quarter revenues of $11,646,000.

      The diesel repair segment is divided into two divisions organized around the marine and rail markets. The Marine Diesel Repair Division operates on all three coasts and in the Midwest through five facilities that repair and overhaul marine diesel engines and reduction gears, and sell related parts and accessories. The Rail Diesel Repair Division provides replacement parts, service and support nationwide to shortline railroads and industrial companies that operate locomotives.

      The Marine Diesel Repair Division's revenues for the 1995 first six months totaled $21,935,000, an increase of 23% compared with $17,771,000 reported for the 1994 first half. Second quarter 1995 revenues increased 12% to $10,318,000 compared with $9,251,000 reported for the 1994 second quarter. The Gulf Coast and Midwest markets benefited from the general health of the inland barge industry, that serves as the main customer base for such markets. The East Coast market continued to reflect improvements from military customers while the West Coast market benefited from an improved tuna fishing industry.

      The Rail Diesel Repair Division reported revenues for the 1995 first six months of $4,780,000, an increase of 18% compared with the 1994 first six months' revenues of $4,045,000. Second quarter 1995 revenues totaled $2,372,000 compared with $2,395,000 reported for the 1994 second quarter.
Operations continue to expand since the division's commencement in January, 1994. The division serves as the exclusive distributor to shortline and industrial railroads of aftermarket parts and service for the Electro-Motive Division of General Motors.

     Costs and expenses, excluding interest expense, for the diesel repair segment totaled $24,837,000, an increase of 21% compared with $20,486,000 reported for the 1994 first half. Second quarter 1995 costs and expenses,

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations, Continued

excluding interest expense, equaled $11,850,000, an increase of 9% over the comparable 1994 second quarter total of $10,849,000. The increases for both comparable periods reflect the continued growth in revenues from the two diesel repair divisions, as well as inflationary growth in costs and expenses.

      The diesel repair segment's operating income for the 1995 first six months totaled $1,940,000, an increase of 42% compared with 1994 first half operating income of $1,366,000. Second quarter 1995 operating income increased 5% to $864,000 compared with $822,000 reported for the 1994 second quarter. Operating margin for the 1995 first half equaled 7.3% compared with 6.3% for the 1994 first half. Second quarter 1995 operating margin totaled 6.8% compared with 7.0% reported for the 1994 second quarter.

Property and Casualty Insurance

      The  Company's  property  and casualty insurance  segment  is  primarily
centered   around  Universal,  Kirby's  full  service  property  and  casualty insurance company operating exclusively in the Commonwealth of Puerto Rico. The Mariner Reinsurance Company Limited ("Mariner"), Kirby's Bermuda reinsurance subsidiary, participated in the writing of property and casualty reinsurance from 1970 through 1990.

      On July 18, 1995, Universal redeemed $5,000,000 of its common stock from the Company and sold $5,000,000 of its common stock to Eastern America Group. Such redemption and sale lowered the Company's voting ownership in Universal from 58% to 47% and increased Eastern America Group's voting ownership in Universal from 42% to 53%. See "Note 2" to the notes to the financial statements included elsewhere herein for further disclosures on the Universal redemption and sale of its common stock, and the effects of the Company's voting ownership in Universal being decreased to 47%.

      The property and casualty insurance segment reported premiums written of $78,979,000 for the 1995 first six months, an increase of 40% compared with premiums written of $56,587,000 for the 1994 first half. Second quarter 1995 premiums written totaled $43,078,000 compared with $30,470,000 reporting for the corresponding 1994 second quarter, an increase of 41%. Continued expansion of the vehicle single-interest and double-interest lines of business contributed to the significant increases for each comparable period, primarily the result of strong automobile sales in Puerto Rico and from Universal's expanded market share.

      Net premiums earned for the 1995 first six months increased 47% to $43,192,000 compared with $29,415,000 for the 1994 first six months. Net premiums earned for the 1995 second quarter totaled $22,125,000, reflecting a 45% increase compared with net premiums earned of $15,305,000 reported for the

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations, Continued

1994 second quarter. Net premiums earned represents the amortization of net premiums written over the life of the policy. Net premiums written have increased annually since 1992, thereby increasing the amount amortized to net premiums earned.

      Losses, claims and settlement expenses for the first six months of 1995 totaled $30,189,000, an increase of 33% compared with $22,702,000 for the 1994 first half. For the 1995 second quarter, losses, claims and settlement expenses totaled $15,620,000, up 41% from the $11,077,000 reported for the 1994 second quarter. The 1994 first half losses, claims and settlement expenses included a $2,000,000 additional reserve for potential losses associated with Mariner. Since ceasing participation in the reinsurance market in 1990, the Company has continued to seek a withdrawal from the business and closure of Mariner's activities, including commutation of Mariner's book of business. A commutation would entail the transfer of liability from known and incurred but not reported losses to a second party in exchange for a portion of, or all of, Mariner's assets. To date, Mariner has been successful in commuting approximately 80% of its claims. The remaining 20% of uncommuted claims are fully reserved and will be paid as they are presented. Management expects to liquidate Mariner in 1996.

      The Company's portion of the property and casualty insurance segment's pretax earnings for the first six months of 1995 totaled $3,971,000, up 265% compared with $1,088,000 for the like 1994 period. Second quarter 1995 pretax earnings totaled $2,212,000, up 113% compared with $1,038,000 for the 1994 second quarter. Minority interest expense for the 1995 first half and second quarter totaled $2,463,000 and $1,290,000, respectively, based on the Company's 58% voting ownership of Universal. Minority interest expense for the 1994 first half and second quarter totaled $1,179,000 and $532,000, respectively. Such expense was based on a 67% voting ownership of Universal for the 1994 first quarter and 58% for the 1994 second quarter.

Corporate Expenses

      Interest expense for the 1995 first six months totaled $5,956,000, reflecting a 58% increase over $3,766,000 reported for the 1994 first six months. Second quarter 1995 interest expense equaled $3,046,000, up 56% from $1,957,000 reported for the 1994 second quarter. Such increase represents interest on the debt incurred to finance the Dow asset acquisition in November, 1994, the four tankers acquired in July, 1994, the $11,700,000 of treasury stock purchased during the 1995 second quarter and the increase in short-term interest rates from the first half of 1994 through the first half of 1995.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Financial Condition, Capital Resources and Liquidity

Stock Repurchase

      From April 24, 1995 through July 31, 1995, the Company repurchased 836,800 shares of common stock at a total price of $11,986,000, for an average price of $14.32. The Company has 1,163,200 shares remaining under the 2,000,000 common share repurchase authorization approved by the Board of Directors in August, 1994. The Company is authorized to purchase the common stock on the American Stock Exchange and in privately negotiated transactions. When purchasing common stock, the Company is subject to price, trading volume and other market considerations. Shares repurchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

Long-Term Financing

      In December, 1994, the Company established a $250,000,000 medium term note program providing for the issuance of fixed rate or floating rate notes with the maturities of nine months or longer. The shelf registration program, registered with the Securities and Exchange Commission, was activated in March, 1995 with the issuance of $34,000,000 of the authorized notes. The issued medium term notes bear interest at an average fixed rate of 7.77% with a maturity of March 10, 1997. Proceeds from sale of the notes were used to retire the Company's outstanding bank term loan in the amount of $10,286,000 due June 1, 1997 and to reduce the Company's outstanding revolving credit loans by $23,714,000. The Company's outstanding bank term loan in the amount of $10,666,000, due March 6, 1997, was retired on March 20, 1995 with proceeds borrowed under the Company's revolving credit agreements. In June, 1995, the Company issued $45,000,000 of authorized notes, bearing a fixed interest rate of 7.25%, with a maturity of June 1, 2000. Proceeds from the sale of the notes were used to reduce the Company's outstanding revolving credit loans. The remaining $171,000,000 available under the medium term note program will provide financing for future business and equipment acquisitions and working capital requirements.

Capital Expenditures

     In May, 1994, the Company entered into a contract for the construction of 12 double skin 29,000 barrel capacity inland tank barges for use in the movement of industrial chemicals and refined products. In February, 1995, the Company exercised the option under the contract to construct 12 additional barges. Since January, 1995, the Company has received five barges and the remaining 19 barges are scheduled to be delivered one each month thereafter. The new construction program is consistent with the Company's long-term strategy of upgrading its equipment to service the needs of its customers and to enhance its market position.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Financial Condition, Capital Resources and Liquidity, Continued

Accounting Change

     In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company has not completed the analysis required by SFAS 121 and, as a result, the impact that the adoption of SFAS 121 is expected to have on the Company's financial statements is not known. SFAS 121 must be adopted prior to the first quarter of 1996.

Liquidity

      The Company has generated substantial cash flow from its operating segments to fund its capital construction project, asset acquisitions, repayment of borrowings associated with acquisitions and other operation requirements. The Company generated net cash provided by operating activities of $43,435,000 for the 1995 first six months compared with $26,660,000 for the 1994 first six months.

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

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits:

     11.0     Computation of Earnings per Common Share.

     27.0     Financial Data Schedule

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed for the six months ended June 30, 1995.




                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Kirby Corporation
                                                          (Registrant)



                                By:     /s/ G. Stephen Holcomb
                                        __________________________
                                         G. Stephen Holcomb
                                         Vice President and Controller

Dated:                                                  August 7, 1995