Form 10-Q
period 1995-09-30
KIRBY CORP
filed 1995-11-13
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

                  Quarterly  report pursuant to  Section  13  or
[ X ]             15(d)  of the Securities and Exchange  Act  of
                  1934

                  For the quarter ended September 30, 1995

                  Transition  report pursuant to  Section  13  or
[   ]             15(d)  of  the Securities and Exchange  Act  of
                  1934

 Commission File  1-7615
     Number

                               Kirby Corporation
______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

             Nevada                                     74-1884980
_____________________________________       __________________________________
   (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

 1775 St. James Place, Suite 300, Houston, TX                      77056-3453
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

                        Yes  [ X ]          No   [   ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on November 10, 1995 was 26,384,566.

                        PART 1 - FINANCIAL INFORMATION

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                           September     December
                                              30,           31,
                                             1995          1994
                                           --------     ---------
                                               ($ in thousands)
Current assets:
  Cash and invested cash                   $    887         6,980
  Available-for-sale securities --
    short-term investments                   16,763         8,244
  Accounts and notes receivable, net of
    allowance for doubtful accounts          65,198        63,397
  Inventory - finished goods, at lower
    of average cost or market                 8,391         8,270
  Prepaid expenses                           13,262        13,661
  Deferred taxes                                795         1,324
                                            -------       -------
     Total current assets                   105,296       101,876
                                            -------       -------
Property and equipment, at cost             484,857       481,612
  Less allowance for depreciation           170,236       153,672
                                            -------       -------
                                            314,621       327,940
Investments in affiliates:                  -------       -------
  Insurance affiliate                        43,063        41,644
  Marine affiliates                           8,998           181
                                            -------       -------
                                             52,061        41,825
                                            -------       -------
Excess cost of consolidated subsidiaries      3,693         9,280
Noncompete agreements                         1,726         3,889
Sundry                                        8,322        12,731
                                            -------       -------
                                           $485,719       497,541
                                            =======       =======









                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                BALANCE SHEETS
                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                            September   December
                                               30,         31,
                                              1995        1994
                                            ---------   --------
                                              ($ in thousands)
Current liabilities:
    Current portion of long-term debt        $  5,676    10,962
    Accounts payable                           21,164    16,368
    Accrued liabilities                        36,738    37,531
    Deferred revenues                           7,093     8,294
                                              -------   -------
       Total current liabilities               70,671    73,155
                                              -------   -------
Long-term debt, less current portion          158,933   148,535
Deferred taxes                                 40,875    42,452
Other long-term liabilities                     7,076     7,998
                                              -------   -------
       Total liabilities                      277,555   272,140
                                              -------   -------
Contingencies and commitments                    --          --
Stockholders' equity:
   Preferred stock, $1.00 par value per
     share.  Authorized 20,000,000 shares        --          --
   Common stock, $.10 par value per share.
     Authorized 60,000,000 shares, issued
     30,804,000 shares (30,782,000 at
     December 31, 1994)                         3,078     3,078
   Additional paid-in capital                 157,300   157,021
   Unrealized net gains (losses) in
     value of investments                         814      (261)
   Retained earnings                           81,938    78,651
                                              -------   -------
                                              243,130   238,489
   Less cost of 3,925,000 shares in
     treasury (2,468,000 at
     December 31, 1994)                        34,966    13,088
                                              -------   -------
                                              208,164   225,401
                                              -------   -------
                                             $485,719   497,541
                                              =======   =======



                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF EARNINGS
                                  (Unaudited)

                                   Three months      Nine months
                                      ended             ended
                                  September 30,     September 30,
                                 ---------------   ---------------
                                  1995     1994     1995     1994
                                 -------  ------   ------   ------
                                   ($ in thousands, except per
                                          share amounts)
Revenues:
   Transportation               $ 91,058  77,338  253,344  224,750
   Diesel repair                  12,492  11,755   39,207   33,572
   Investment income                 663     444    1,574      945
   Gain (loss) on disposition
     of assets                        98     316     (138)     552
                                 -------  ------  -------  -------
                                 104,311  89,853  293,987  259,819
                                 -------  ------  -------  -------
Costs and expenses:
   Costs of sales and
     operating expenses
    (except as shown below)       70,034  62,783  198,414  178,971
   Selling, general and
     administrative               10,525   8,545   30,397   28,784
   Taxes, other than on income     2,450   3,657    7,391   11,260
   Depreciation and amortization  10,042   8,232   29,441   23,714
   Impairment of long-lived
     assets                       17,500    --     17,500     --
                                 -------  ------  -------  -------
                                 110,551  83,217  283,143  242,729
                                 -------  ------  -------  -------
       Operating income (loss)    (6,240)  6,636   10,844   17,090
Equity in earnings of
   insurance affiliate             1,210   1,290    5,181    4,378
Equity in earnings of
   marine affiliates                 884    --      1,469     --
Interest expense                  (3,252) (2,355)  (9,208)  (6,121)
                                 -------  ------  -------  -------
      Earnings (loss) before
        taxes on income           (7,398)  5,571    8,286   15,347
Provision (benefit) for
   taxes on income                  (800)  1,965    4,999    5,651
                                 -------  ------  -------  -------
      Net earnings (loss)       $ (6,598)  3,606    3,287    9,696
                                 =======  ======  =======  =======
Earnings (loss) per share       $   (.24)    .13      .12      .34
   of common stock               =======  ======  =======  =======

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                 Nine months ended
                                                   September 30,
                                                 -----------------
                                                   1995     1994
                                                 --------  -------
                                                  ($ in thousands)
Net earnings                                     $  3,287     9,696
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Loss (gain) on disposition of assets            138      (552)
      Depreciation and amortization                29,441    23,714
      Increase (decrease) in deferred taxes          (696)    4,951
      Deferred scheduled maintenance costs          5,409     2,076
      Equity in earnings of insurance affiliate    (5,181)   (4,378)
      Redemption from insurance affiliate           5,016     7,000
      Equity in earnings of marine affiliates      (1,469)      --
      Distributions from marine affiliates            867       --
      Impairment of long-lived assets              17,500       --
      Other noncash adjustments to earnings            33       125
      Decrease in cash flow from other changes
        in operating working capital               (7,651)   (8,764)
                                                  -------   -------
          Net cash provided by operating
            activities                             46,694    33,868
                                                  -------   -------
Cash flow from investing activities:
   Net decrease in investments                     (8,699)   (8,759)
   Capital expenditures                           (32,984)  (49,610)
   Proceeds from disposition of assets              1,190     2,572
                                                  -------   -------
          Net cash used in investing activities   (40,493)  (55,797)
                                                  -------   -------
Cash flow from financing activities:
   Borrowings on bank revolving credit loan       171,100   181,000
   Payments on bank revolving credit loan        (217,800) (145,500)
   Increase in long-term debt                      82,891      --
   Payments under long-term debt                  (26,534)   (9,724)
   Purchases of treasury stock                    (22,039)     (141)
   Proceeds from exercise of stock options             88       594
                                                  -------   -------
          Net cash provided (used)
            by financing activities               (12,294)   26,229
                                                  -------   -------

                  Table continues on following page

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                 Nine months ended
                                                   September 30,
                                                 ------------------
                                                    1995     1994
                                                 --------  --------
          Increase (decrease) in cash
            and invested cash                        (6,093)   4,300
Cash and invested cash, beginning of year             6,980    1,998
                                                     ------   ------

Cash and invested cash, end of period               $   887    6,298
                                                     ======   ======

Supplemental disclosures of cash flow
information:
   Cash paid during the period for:
      Interest                                      $ 6,145    5,436
      Income taxes                                  $ 4,000    5,450


                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


      In the opinion of management, the accompanying unaudited financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, and the results of operations for the three months and nine months ended September 30, 1995 and 1994.

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

(2)  COMPARABILITY OF FINANCIAL STATEMENTS

      On July 18, 1995, Universal Insurance Company ("Universal") redeemed $5 million of its common stock from the Company and sold $5 million of its common stock to Eastern America Insurance Group, Inc. ("Eastern America Group"). Such redemption and sale reduced the Company's ownership of Universal from 58% to 47% and increased Eastern America Group's ownership of Universal from 42%
to 53%. Based on the Company's ownership of Universal declining to 47%, the Company's investment in Universal for the current period and future periods will be accounted for under the equity method of accounting. Prior period financial statements have been restated to reflect this change in accounting.

(3)  ADOPTION OF ACCOUNTING STANDARDS

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in March 1995. SFAS 121 establishes standards for the impairment of long-lived assets, certain identifiable intangibles related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Effective September 30, 1995, the Company adopted SFAS 121. This adoption is earlier than the required deadline of the 1996 first quarter.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(3)  ADOPTION OF ACCOUNTING STANDARDS, Continued

     As a result of the adoption of SFAS 121, the Company reduced the carrying value of certain marine transportation equipment and related intangibles by taking a $17,500,000 pre-tax, non-recurring charge in the 1995 third quarter. The after-tax effect of the charge was $13,000,000, or $.47 per share. The Company reviewed long-term assets and certain identifiable intangibles for impairment by division, and by vessel class within each division. For purposes of determining fair value, the Company estimated future cash flows expected to be generated, assuming the above groups, less the future cash outflows expected to be necessary to obtain the inflows.

      An analysis of the reductions of the carrying value of the assets upon adoption of SFAS 121 follows:

                                                        After
                             Before        Adoption    adoption
                           adoption of      of SFAS     of SFAS
                            SFAS 121          121         121
                           ----------      --------    --------
                                     ($ in thousands)
Offshore Transportation
Division:
   Break-bulk freighters:
     Freighters               $10,064       (6,366)       3,698
     Land and equipment         1,662         (783)         879
     Intangibles                9,525       (9,525)        --
                               ------      -------       ------
                               21,251      (16,674)       4,577

    Tanker                      2,029         (693)       1,336
Inland Transportation
  Division:
    Inland tank barges            164         (133)          31
                               ------       -------      ------
                              $23,444      (17,500)       5,944
                               ======       =======      ======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS



(4)  TAXES ON INCOME

      Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income for the three months and nine months ended September 30, 1995 and 1994 were as follows:

                          Three months          Nine months
                              ended                ended
                          September 30,        September 30,
                         ----------------     ----------------
                          1995      1994       1995      1994
                         -------   -------    -------   ------
                                     ($ in thousands)
Earnings (loss) before
  taxes on income        $(7,398)    5,571     8,286      15,347
                          ======    ======    ======      ======
Provision (benefit) for
  taxes on income:
    United States:
         Current         $ 1,863    (1,747)    5,243      (1,298)
         Deferred         (3,394)    3,616    (1,141)      4,951
         State and
           municipal         229        96       395         248
                          ------    ------    ------      ------
                          (1,302)    1,965     4,497       3,901
                          ------    ------    ------      ------
    Puerto Rico -
      Current                502       --        502       1,750
                          ------    ------    ------      ------
                         $  (800)    1,965     4,999       5,651
                          ======    ======    ======      ======

      The effective tax rate for the 1995 first nine months and 1995 third quarter was significantly higher than in prior comparable periods. This primarily resulted from the write-off of $4,600,000 in non-deductible goodwill in connection with the Company's adoption of SFAS 121. Therefore, the effective tax rate for both 1995 periods was above the expected 35% statutory rate.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(5)  LONG-TERM DEBT

     In December 1994, the Company established a $250,000,000 medium term note program providing for the issuance of fixed rate or floating rate notes with
maturities  of  nine  months  or longer.    The  shelf  registration  program,
registered with the Securities and Exchange Commission, was activated in March
1995 with  the issuance  of  $34,000,000 of the authorized notes.   The issued
medium  term  notes  bear  interest at an average  fixed  rate of 7.77% with a
maturity  of  March 10, 1997.   Proceeds  from  sale of the notes were used to
retire the Company's outstanding bank term loan in the amount of $10,286,000 due June 1, 1997 and to reduce the Company's outstanding revolving credit
loans by $23,714,000.   The Company's outstanding bank term loan in the amount
of $10,666,000, due March 6, 1997, was retired on March 20, 1995 with proceeds borrowed under the Company's revolving credit agreements. In June 1995, the Company issued $45,000,000 of authorized notes, bearing a fixed interest rate
of 7.25%,  with a maturity  of  June 1, 2000.   Proceeds from the  sale of the
notes were used to reduce the Company's outstanding revolving credit loans. The remaining $171,000,000 available under the medium term note program is available to provide financing for future business and equipment acquisitions, and working capital requirements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations

      The Company reported net earnings of $3,287,000, or $.12 per share, for the first nine months of 1995, compared with $9,696,000, or $.34 per share, for the first nine months of 1994. For the 1995 third quarter, the Company reported a net loss of $6,598,000, or $.24 per share, compared with net earnings of $3,606,000, or $.13 per share, for the 1994 third quarter.

      The Company adopted SFAS 121, Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective September 30, 1995. As a result of the adoption of SFAS 121, the Company reduced the carrying value of certain marine transportation equipment and related intangibles by taking a $17,500,000 pre-tax, non-recurring charge in the 1995 third quarter. The
after-tax  effect  of  the charge was $13,000,000, or  $.47  per  share.   The
Company reviewed long-term assets and certain identifiable intangibles for impairment by division, and by vessel class within each division. For purposes of determining fair value, the Company estimated future cash flows expected to be generated, assuming the above groupings, less the future cash outflows expected to be necessary to obtain the inflows.

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

Marine Transportation - Inland Divisions

      The Inland Chemical and Refined Products Divisions' transportation revenues for the 1995 first nine months totaled $178,453,000, reflecting a 21% increase compared with $148,081,000 reported for the first nine months of
1994. Third quarter 1995 transportation revenues totaled $63,402,000, an increase of 19% when compared with third quarter 1994 revenues of $53,390,000. The acquisition from The Dow Chemical Company ("Dow") in November 1994 of 65 inland tank barges, the assumption of the lease of 31 inland tank barges from Dow and the accompanying ten year contract with Dow to provide inland bulk liquid marine transportation services, contributed to the majority of the increase in revenues for each comparable period.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations, Continued

      Equipment utilization in the Inland Chemical and Refined Products Divisions remained stable during the 1995 first nine months and third quarter. The Inland Chemical Division, with over 80% of its movements under long-term contracts, benefited during both periods from contract renewals at higher rates and continued operating efficiencies. The Dow fleet acquisition is being integrated into the fleet and the fleet is operating more efficiently than during the first half of the 1995 year.

      The Inland Refined Products Divisions' third quarter movements, with approximately 50% under long-term contract, benefited from the summer driving season. Additional refinery capacity and pipeline efficiencies in the Midwest resulted in lower rates and a slight decrease in movements when compared with the 1994 third quarter and nine months.

      Movements of liquid fertilizer and anhydrous ammonia, through the Inland Chemical Division, were as predicted during the 1995 third quarter. Typically, fertilizer is applied in the spring with terminals resupplied in the fall; therefore, July and August are slow periods; however, with the closure of the Upper Mississippi River System from flooding from May 19 through June 9, the spring fertilizer season was extended. September is the normal beginning of the fall fertilizer season.

      During the majority of the 1995 third quarter, the Illinois River was closed for lock repairs, thereby negatively affecting the results of both the Inland Chemical and Refined Products Divisions. In addition, several hurricanes negatively affected both divisions' Gulf Coast operations.

      Costs and expenses, excluding interest expense, for the Inland Chemical and Refined Products Divisions for the 1995 first nine months totaled $151,073,000, reflecting an 18% increase over the 1994 first nine months total of $127,792,000. Third quarter 1995 costs and expenses, excluding interest expense, totaled $51,710,000, an increase of 16% over the comparable 1994 third quarter when costs and expenses totaled $44,583,000. The increase for both comparable periods reflects the costs and expenses associated with the operation of the Dow equipment acquired in November 1994, as well as inflationary increases in costs and expenses.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations, Continued

      The Inland Chemical and Refined Products Divisions' operating income for the 1995 first nine months totaled $27,471,000, an increase of 30% compared with 1994 first nine months operating income of $21,155,000. Operating income for the 1995 third quarter increased 27% to $11,852,000 when compared with an operating income of $9,321,000 for the 1994 third quarter. Operating margins for the 1995 first nine months increased to 15.4% compared with 14.3% for the first nine months of 1994. Operating margins for the 1995 third quarter also improved to 18.7% compared with 17.5% recorded for the 1994 third quarter.

Marine Transportation - Offshore Division

      Transportation revenues from the Offshore Division for the 1995 first nine months totaled $74,891,000, reflecting a 2% decrease compared with $76,669,000 reported for the first nine months of 1994. Third quarter 1995 Offshore Division transportation revenues totaled $27,656,000, an increase of 15% compared with $23,948,000 reported for the 1994 third quarter.

      With five of the Company's nine tankers operating under long-term contracts at adequate rates, the four remaining tankers operated sporadically in the spot market at inadequate rates. During the 1995 third quarter, one spot market tanker was laid up, as current rates did not justify an anticipated expenditure of approximately $1,000,000 to maintain the vessel's operating certificate. The laid-up tanker has an Oil Pollution Act of 1990 expiration date of October 1996. In anticipation of the idle tanker not returning to service effective September 30, 1995, the tanker was written-down to scrap steel value upon the adoption of SFAS 121. Although tanker spot market rates are inadequate, the Offshore Division's liquid tanker segment contributed $2,068,000 to the Company's operating income for the 1995 first nine months and $181,000 of operating income for the 1995 third quarter.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations, Continued

      Movements for the transportation of food aid and related products under the United States Government's preference aid cargo programs and military cargo movements allowed the Company's three freighters to be fully utilized during the 1995 third quarter. However, during the first half of 1995, all three freighters operating in this market have been laid-up at various times of the year due to the market's excess equipment capacity. Such excess capacity and lack of available cargo have resulted in rates that are inadequate to achieve operating profitability. Freight rates, which have been depressed since 1994, are not expected to recover to levels which will allow the three freighters to make consistent contributions to the Company's earnings in the future. With the adoption of SFAS 121, the Company wrote down the carrying value of the three freighters and related intangibles to fair market value in the 1995 third quarter. The Offshore Division's preference and military cargo segment suffered operating losses of $2,989,000 for the 1995 first nine months and $836,000 of operating losses for the 1995 third quarter, excluding the effects of the previously mentioned write-down.

     Costs and expenses, excluding interest expense, for the Offshore Division for the 1995 first nine months totaled $74,839,000, a decrease of 4% compared with $78,233,000 for corresponding 1994 first nine months. Third quarter 1995 costs and expenses, excluding interest expense, totaled $28,318,000, an increase of 6% compared with $26,774,000 reported for the 1994 third quarter. The 4% decrease in costs and expenses when comparing the 1995 first nine months with the 1994 corresponding period primarily resulted from the lay-up of the three break-bulk freighters during the 1995 second quarter and the continued weakness in both the offshore liquid spot market and dry cargo markets. The 6% increase for the 1995 third quarter compared with the 1994 third quarter resulted from the full employment of the break-bulk freighters during the 1995 third quarter and the lay-up of as many as six liquid offshore vessels during the 1994 third quarter.

      For the 1995 first nine months, the Offshore Division recorded operating income of $160,000 compared with an operating loss of $1,700,000 for the corresponding 1994 first nine months. For the 1995 third quarter, the Offshore Division recorded an operating loss of $660,000, compared with an operating loss of $2,960,000 for the 1994 third quarter. Operating margins for the 1995 first nine months were essentially break-even compared with a negative 2.2% for the 1994 first nine months. Operating margins for the 1995 third quarter totaled a negative 2.4% compared with a negative 12.4% for the 1994 third quarter.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations, Continued

      The Company's investment in two marine transportation partnerships are accounted for following the equity method of accounting for the 1995 first nine months and third quarter. Such investment for the corresponding periods of the 1994 year was accounted for following the pro-rata method (recording the pro-rata share of the assets, liabilities, revenues and expenses of the partnerships). The Company recorded equity in earnings of $1,469,000 for the 1995 nine months and $884,000 for the 1995 third quarter. For the corresponding periods of the 1994 year, the Company recorded pre-tax earnings from the partnerships of $1,823,000 for the first nine months and $1,008,000 for the third quarter. The components of such prior year earnings were recorded pro-rata throughout the Statements of Earnings. The decline for both comparable periods reflect the low rates for preference aid movements, a market in which the partnerships participate, in addition to its contract movements of coal and limestone rock.

Diesel Repair

      The Company's diesel repair segment reported diesel repair and parts sales revenues of $39,207,000 for the 1995 first nine months, reflecting a 17% increase compared with $33,572,000 reported for the 1994 first nine months. Third quarter 1995 revenues totaled $12,492,000, an increase of 6% compared with 1994 third quarter revenues of $11,755,000.

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

      The Marine Diesel Repair Division's revenues for the 1995 first nine months totaled $31,720,000, an increase of 16% compared with the 1994 first nine months' revenues of $27,288,000. Third quarter 1995 revenues increased 3% to $9,786,000 compared with $9,516,000 reported for the 1994 third quarter. The Gulf Coast and Midwest markets benefited from the general health of the inland tank barge industry, the main customer base for such markets. During the late 1995 third quarter, the repair portion of such markets declined to some degree; however, such repair business has rebounded during the early 1995 fourth quarter. The East Coast market remained stable from military customers; however, the West Coast market has experienced peaks and valleys from the slowly rebounding tuna fishing industry.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations, Continued

     The Rail Diesel Repair Division reported revenues for the 1995 first nine months of $7,487,000, an increase of 19% compared with the 1994 first nine months revenues of $6,284,000. Third quarter 1995 revenues totaled $2,706,000, an increase of 21% compared with $2,239,000 reported for the 1994 third quarter. Operations continue to expand since the Division's commencement in January 1994. The Rail Diesel Repair Division serves as the exclusive distributor to shortline and industrial railroads for aftermarket parts and service for the Electro-Motive Division of General Motors.

      Costs and expenses, excluding interest expense, for the diesel repair segment totaled $36,494,000, an increase of 16% compared with $31,331,000 reported for the 1994 first nine months. Third quarter 1995 costs and expenses, excluding interest expense, equaled $11,657,000, an increase of 7% over the comparable 1994 third quarter of $10,845,000. The increases for both comparable periods reflect the continued growth in revenues from the two diesel repair divisions, as well as inflationary growth in costs and expenses.

      The  diesel  repair segment's operating income for the 1995  first  nine months totaled $2,793,000, an increase of 21% compared with 1994 first nine months operating income of $2,301,000. Third quarter 1995 operating income decreased 9% to $853,000 compared with $935,000 reported for the 1994 third quarter. Operating margins for the 1995 first nine months equaled 7.1%
compared with 6.9% for the corresponding 1994 period. Third quarter 1995 operating margins totaled 6.8% compared with 8.0% reported for the 1994 third quarter.

Property and Casualty Insurance

      The Company's investment in Universal, a full service property and casualty insurance company operating exclusively in the Commonwealth of Puerto Rico, is accounted for under the equity in earnings method of accounting.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations, Continued

      The Company recorded equity in earnings of insurance affiliate for the 1995 first nine months of $5,181,000 compared with $4,378,000 of restated equity in earnings for the corresponding 1994 period. Third quarter equity in earnings of insurance affiliate totaled $1,210,000 compared with $1,290,000 for the 1994 third quarter. The amount recorded by the Company as equity in earnings for the Company's investment in Universal is influenced to the extent that anticipated future redemptions by Universal of its common stock exceeds the Company's investment in Universal's stock. The Company also has an investment in Universal's nonvoting preferred stock (100%). Because the preferred stock is collateralized by a separate portfolio of U.S. Treasury Securities, the Company accounts for this preferred stock under SFAS 115. Therefore, the interest earned, as well as the realized gains from the sale of U.S. Treasury Securities collateralizing the preferred stock, are included as part of equity in earnings of insurance affiliate. During the 1995 third quarter, the Company recognized $650,000 of realized gains from the sale of such U.S. Treasury Securities, which are included in equity in earnings of insurance affiliate.

Corporate Expenses

     Interest expense for the 1995 first nine months totaled $9,208,000, a 50% increase compared with $6,121,000 reported for the 1994 first nine months. Third quarter 1995 interest expense totaled $3,252,000 compared with $2,355,000 for the 1994 third quarter, reflecting an increase of 38%. Such increase represents interest on debt incurred to finance the Dow asset acquisition in November 1994, the four tankers acquired in July 1994 and $22,039,000 of treasury stock acquired during the 1995 first nine months, of which $10,295,000 was acquired during the 1995 third quarter.

Provision for Taxes on Income

      The effective tax rate for the 1995 first nine months and 1995 third quarter was significantly higher than in prior comparable periods. This primarily resulted from the write-off of $4,600,000 in non-deductible goodwill in connection with the Company's adoption of SFAS 121. Therefore, the effective tax rate for both 1995 periods was above the expected 35% statutory rate.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Financial Condition, Capital Resources and Liquidity

Treasury Stock Purchases

      From April 24, 1995 through October 31, 1995, the Company purchased 1,974,020 shares of common stock at a total price of $29,497,000, for an average price of $14.94. On October 17, 1995, the Board of Directors increased the Company's common stock repurchase authorization to 4,250,000 shares, an increase of 2,250,000 over the 2,000,000 shares authorized in August 1994. The Company is authorized to purchase its common stock on the American Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

Long-Term Financing

     In December 1994, the Company established a $250,000,000 medium term note program providing for the issuance of fixed rate or floating rate notes with the maturities of nine months or longer. The shelf registration program, registered with the Securities and Exchange Commission, was activated in March 1995 with the issuance of $34,000,000 of the authorized notes. The issued medium term notes bear interest at an average fixed rate of 7.77% with a maturity of March 10, 1997. Proceeds from sale of the notes were used to retire the Company's outstanding bank term loan in the amount of $10,286,000 due June 1, 1997 and to reduce the Company's outstanding revolving credit loans by $23,714,000. The Company's outstanding bank term loan in the amount of $10,666,000, due March 6, 1997, was retired on March 20, 1995 with proceeds borrowed under the Company's revolving credit agreements. In June 1995, the Company issued $45,000,000 of authorized notes, bearing a fixed interest rate of 7.25%, with a maturity of June 1, 2000. Proceeds from the sale of the notes were used to reduce the Company's outstanding revolving credit loans. The remaining $171,000,000 available under the medium term note program will provide financing for future business and equipment acquisitions and working capital requirements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Financial Condition, Capital Resources and Liquidity, Continued

Capital Expenditures

      In May 1994, the Company entered into a contract for the construction of 12 double skin 29,000 barrel capacity inland tank barges for use in the movement of industrial chemicals and refined products. In February 1995, the Company exercised the option under the contract to construct 12 additional barges. Since January 1995, the Company has received nine barges, approximately one each month, and the remaining 15 barges are scheduled to be delivered one each month thereafter. A third option for the construction of 12 additional barges was canceled. The new construction program is consistent with the Company's long-term strategy of upgrading its equipment to service the needs of its customers and to enhance its market position.

Liquidity

      The Company has generated net cash provided by operating activities of $46,694,000 for the first nine months of 1995 compared with $33,868,000 for the comparable 1994 period. Such funds are available for capital construction projects, treasury stock purchases, asset acquisitions, repayment of borrowings associated with asset acquisitions and for other operating requirements. In addition to its cash flow provided by operating activities, the Company also has available as of November 8, 1995 $45,700,000 under its revolving credit agreement and $171,000,000 available under its medium term note program.

      During each year, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel, can be passed through to its customers, while the transportation assets acquired and accounted for using the purchase method of accounting were adjusted to a fair market value and, therefore, the cumulative long-term effect on inflation was reduced. The repair portion of the diesel repair segment is based on prevailing current market rates.

     The Company has no present plan to pay dividends on its common stock.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

     11.0  Computation of Earnings per Common Share.

     27.0  Financial Data Schedule

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed for the nine months ended September 30, 1995.




                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kirby Corporation
                                   (Registrant)



                                   By:  /s/ G. Stephen Holcomb
                                        ----------------------------
                                        G. Stephen Holcomb
                                        Vice President and Controller

Dated:   November 13, 1995