Form 10-Q/A
period 1995-09-30
KIRBY CORP
filed 1995-12-21
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-Q/A


             [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


                          For the quarter ended September 30, 1995

            [    ]        Transition report pursuant to Section 13 or
                          15(d) of the Securities and Exchange Act of 1934

Commission File Number    1-7615


                              Kirby Corporation
________________________________________________________________________________

           (Exact name of registrant as specified in its charter)


                    Nevada                            74-1884980
__________________________________________   _________________________________
       (State or other jurisdiction of        (IRS Employer Identification No.)
        incorporation or organization)


        1775 St. James Place, Suite 300, Houston, TX            77056-3453
_______________________________________________________________________________
          (Address of principal executive offices)               (Zip Code)


                               (713) 629-9370
_______________________________________________________________________________

            (Registrant's telephone number, including area code)


                                  No Change
________________________________________________________________________________

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

                                 BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                                                   September 30,          December 31,
                                                                                       1995                   1994
                                                                                   -------------         -------------
                                                                                           ($ in thousands)
    Marine Transportation, Diesel Repair and Other
       Current assets:
           Cash and invested cash                                                    $       887                7,355
           Available-for-sale securities - short-term investments                         16,763                2,875
           Accounts and notes receivable, net of allowance for doubtful
              accounts                                                                    65,198               63,300
           Inventory - finished goods, at lower of average cost or market                  8,391                8,270
           Prepaid expenses                                                               13,262               13,661
           Deferred taxes                                                                    795                1,324
                                                                                     -----------           ----------
                   Total current assets                                                  105,296               96,785
                                                                                     -----------           ----------

       Property and equipment, at cost                                                   484,857              481,612
           Less allowance for depreciation                                               170,236              153,672
                                                                                     -----------           ----------
                                                                                         314,621              327,940
                                                                                     -----------           ----------
       Investments in affiliates:
           Insurance affiliate                                                            43,063                   --
           Marine affiliates                                                               8,998                  181
                                                                                     -----------           ----------
                                                                                          52,061                  181
                                                                                     -----------           ----------

       Excess cost of consolidated subsidiaries                                            3,693                9,280
       Noncompete agreements                                                               1,726                3,889
       Sundry                                                                              8,322               12,731
                                                                                     -----------           ----------

              Total assets - Marine Transportation, Diesel Repair and Other              485,719              450,806
                                                                                     -----------           ----------
    Insurance
       Investments:
           Available-for-sale securities:
               Fixed maturities                                                                               149,173
               Short-term investments                                                                          21,227
                                                                                     -----------           ----------
                                                                                              --              170,400
       Cash and invested cash                                                                                   4,485
       Accrued investment income                                                                                2,638
       Accounts and notes receivable, net of allowance for doubtful accounts                                    9,613
       Reinsurance receivable on paid losses                                                                    9,871
       Prepaid reinsurance premiums                                                                             5,147
       Deferred policy acquisition costs                                                                       11,690
       Property and equipment, at cost, net of allowance for depreciation                                       2,822
                                                                                     -----------           ----------

              Total assets - Insurance                                                        --              216,666
                                                                                     -----------           ----------

                                                                                     $   485,719              667,472
                                                                                     ===========           ==========

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 September 30,       December 31,
                                                                                     1995               1994
                                                                               --------------       ------------
                                                                                       ($ in thousands)
 Marine Transportation, Diesel Repair and Other
    Current liabilities:
        Current portion of long-term debt                                           $   5,676             10,962
        Accounts payable                                                               21,164             15,771
        Accrued liabilities                                                            36,738             32,559
        Deferred revenues                                                               7,093              8,294
                                                                                    ---------          ---------

               Total current liabilities                                               70,671             67,586
                                                                                    ---------          ---------

    Long-term debt, less current portion                                              158,933            148,535
    Deferred taxes                                                                     40,875             42,587
    Other long-term liabilities                                                         7,076              7,998
                                                                                    ---------          ---------

              Total liabilities - Marine Transportation, Diesel Repair and
                  Other                                                               277,555            266,706
                                                                                    ---------          ---------


 Insurance
    Losses, claims and settlement expenses                                                                56,433
    Unearned premiums                                                                                     89,801
    Reinsurance premiums payable                                                                           2,657
    Other liabilities                                                                                     11,473
    Minority interest in consolidated insurance subsidiary                                                17,426
                                                                                    ---------          ---------

              Total liabilities - Insurance                                               --             177,790
                                                                                    ---------          ---------


 Contingencies and commitments
                                                                                           --                 --

 Stockholders' equity:
    Preferred stock, $1.00 par value per share.  Authorized 20,000,000
       shares                                                                              --                 --
    Common stock, $.10 par value per share.  Authorized 60,000,000 shares,
       issued 30,804,000 shares (30,782,000 at December 31, 1994)                       3,078              3,078
    Additional paid-in capital                                                        157,300            157,021
    Unrealized net gains (losses) in value of investments                                 814             (2,686)
    Retained earnings                                                                  81,938             78,651
                                                                                    ---------          ---------

                                                                                      243,130            236,064
    Less cost of 3,925,000 shares in treasury (2,468,000 at December 31, 1994)         34,966             13,088
                                                                                    ---------          ---------

                                                                                      208,164            222,976
                                                                                    ---------          ---------

                                                                                    $ 485,719            667,472
                                                                                    =========          =========


                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                                                Three months ended          Nine months ended
                                                                                   September 30,              September 30,
                                                                             -------------------------  -------------------------
                                                                                  1995          1994        1995         1994
                                                                             ------------ ------------  ------------ ------------
                                                                                  ($ in thousands, except per share amounts)
                 Revenues:
                    Transportation                                              $  91,058       77,338       253,344       224,750
                    Diesel repair                                                  12,492       11,755        39,207        33,572
                    Net premiums earned                                                --       14,561        43,191        43,977
                    Commissions earned on reinsurance                                  --        1,103         2,048         3,557
                    Investment income                                                 663        2,541         7,433         6,929
                    Gain (loss) on disposition of assets                               98          316          (138)          552
                    Realized gain on investments                                       --          483           868         1,331
                                                                                ---------    ---------     ---------     ---------

                                                                                  104,311      108,097       345,953       314,668
                                                                                ---------    ---------     ---------     ---------

                 Costs and expenses:
                    Costs of sales and operating expenses (except as shown
                       below)                                                      70,034       60,646       198,410       172,075
                    Losses, claims and settlement expenses                             --       12,770        30,189        38,678
                    Policy acquisition costs                                           --        3,641         9,365        10,919
                    Selling, general and administrative                            10,525       10,567        35,670        34,299
                    Taxes, other than on income                                     2,450        3,751         7,765        11,573
                    Depreciation and amortization                                  10,042        8,345        29,776        24,026
                    Minority interest expense                                          --          451         2,463         1,630
                    Impairment of long-lived assets                                17,500           --        17,500            --
                                                                                ---------    ---------     ---------     ---------

                                                                                  110,551      100,171       331,138       293,200
                                                                                ---------    ---------     ---------     ---------

                               Operating income (loss)                             (6,240)       7,926        14,815        21,468

                 Equity in earnings of insurance affiliate                          1,210           --         1,210            --
                 Equity in earnings of marine affiliates                              884           --         1,469            --
                 Interest expense                                                  (3,252)      (2,355)       (9,208)       (6,121)
                                                                                ---------    ---------     ---------     ---------

                              Earnings (loss) before taxes on income               (7,398)       5,571         8,286        15,347
                 Provision (benefit) for taxes on income                             (800)       1,965         4,999         5,651
                                                                                ---------    ---------     ---------     ---------

                              Net earnings (loss)                               $  (6,598)       3,606         3,287         9,696
                                                                                =========    =========     =========     =========
                 Earnings (loss) per share of common stock                      $    (.24)         .13           .12           .34
                                                                                =========    =========     =========     =========


                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                                              Nine months ended
                                                                                                September 30,
                                                                                          -------------------------
                                                                                              1995            1994
                                                                                          ----------       --------
                                                                                              ($ in thousands)
 Net earnings                                                                             $     3,287         9,696
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Loss (gain) on disposition of assets                                                       138          (552)
       Realized gain on investments                                                              (868)       (1,331)
       Depreciation and amortization                                                           29,776        24,026
       Increase (decrease) in deferred taxes                                                     (696)        4,951
       Deferred scheduled maintenance costs                                                     5,409         2,076
       Equity in earnings of insurance affiliate                                               (1,210)           --
       Redemption from insurance affiliate                                                      5,016         7,000
       Equity in earnings of marine affiliates                                                 (1,469)          (25)
       Distributions from marine affiliates                                                       867            --
       Minority interest expense                                                                2,463         1,630
       Impairment of long-lived assets                                                         17,500            --
       Other noncash adjustments to earnings                                                       34           161
       Increase (decrease) in cash flow from other changes in operating working capital for:
          Marine transportation, diesel repair and other                                       (7,427)      (17,478)
          Insurance                                                                            14,101        32,273
                                                                                          -----------   -----------

             Net cash provided by operating activities                                         66,921        62,427
                                                                                          -----------   -----------

 Cash flow from investing activities:
       Proceeds from sale and maturities of investments                                        50,178        37,417
       Purchase of investments                                                                (69,650)      (91,149)
       Net decrease (increase) in short-term investments                                      (13,645)        5,132
       Capital expenditures                                                                   (33,653)      (50,263)
       Proceeds from disposition of assets                                                      1,190         2,571
                                                                                          -----------   -----------

             Net cash used in investing activities                                            (65,580)      (96,292)
                                                                                          -----------   -----------

 Cash flow from financing activities:
    Borrowings on bank revolving credit loan                                                  171,100       181,000
    Payments on bank revolving credit loan                                                   (217,800)     (145,500)
    Increase in long-term debt                                                                 82,891            --
    Payments under long-term debt                                                             (26,534)       (9,724)
    Purchases of treasury stock                                                               (22,039)          --
    Proceeds from exercise of stock options                                                        88           452
                                                                                          -----------   -----------

             Net cash provided (used) by financing activities                                 (12,294)       26,228
                                                                                          -----------   -----------

            Decrease in cash and invested cash                                                (10,953)       (7,637)
 Cash and invested cash, beginning of year                                                     11,840        14,936
                                                                                          -----------   -----------

 Cash and invested cash, end of period                                                    $       887         7,299
                                                                                          ===========   ===========

 Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                           $     6,145         5,436
       Income taxes                                                                       $     4,000         5,450

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

(2)      COMPARABILITY OF FINANCIAL STATEMENTS

         On July 18, 1995, Universal Insurance Company ("Universal") redeemed $5 million of its common stock from the Company and sold $5 million of its common stock to Eastern America Insurance Group, Inc. ("Eastern America Group"). Such redemption and sale reduced the Company's ownership of Universal from 58% to 47% and increased Eastern America Group's ownership of Universal from 42% to 53%. Based on the Company's ownership of Universal declining to 47%, the Company's investment in Universal for the 1995 third quarter and future periods will be accounted for under the equity method of accounting. Prior period financial statements have not been restated.

         The following proforma condensed financial statements are based on historical financial statements of the Company. The proforma condensed financial statements assume the Company was accounting for its investment in Universal on an equity basis as of the beginning of the periods indicated.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(2)      COMPARABILITY OF FINANCIAL STATEMENTS, Continued

                       PROFORMA CONDENSED BALANCE SHEETS

                                                                  September 30,             December 31,
                                                                      1995                     1994
                                                                  -------------             ------------
                                                                            ($ in thousands)
                           ASSETS
   Current assets                                                   $105,296                   101,876
   Property and equipment, net                                       314,621                   327,940
   Investments in affiliates                                          52,061                    41,825
   Other assets                                                       13,741                    25,900
                                                                    --------                   -------

                                                                    $485,719                   497,541
                                                                    ========                   =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities                                              $ 70,671                    73,155
   Long-term debt, less current portion                              158,933                   148,535
   Other long-term liabilities                                        47,951                    50,450
                                                                    --------                   -------
                                                                     277,555                   272,140
   Stockholders' equity                                              208,164                   225,401
                                                                    --------                   -------

                                                                    $485,719                   497,541
                                                                    ========                   =======

                   PROFORMA CONDENSED STATEMENTS OF EARNINGS

                                                                       Nine months ended September 30,
                                                                 ---------------------------------------
                                                                    1995                          1994
                                                                 -----------                  ----------
                                                                             ($ in thousands)
   Revenues                                                         $293,987                     259,819
   Costs and expenses                                                283,143                     242,729
                                                                    --------                     -------
        Operating income                                              10,844                      17,090
   Equity in earnings of insurance affiliate                           5,181                       4,378
   Equity in earnings of marine affiliate                              1,469                          --
   Interest expense                                                   (9,208)                     (6,121)
                                                                    --------                     -------
        Earnings before taxes in income                                8,286                      15,347
   Provision for taxes on income                                       4,999                       5,651
                                                                    --------                     -------
        Net earnings                                                $  3,287                       9,696
                                                                    ========                     =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS



(2)      COMPARABILITY OF FINANCIAL STATEMENTS, Continued

         Pursuant to a Shareholder Agreement entered into between Eastern America Group, Universal and the Company in September 1992, it is anticipated that Universal will continue redeeming its common stock from the Company over a nine to eleven year period. To the extent that the anticipated future redemptions by Universal of its common stock exceeds the Company's basis in such stock, the Company will record equity in earnings accordingly. It is anticipated that future earnings attributable to the Company's investment in Universal for the fourth quarter of 1995 will be minimal. In addition to the Company's common stock holding in Universal, the Company has an investment of $11,534,000 of preferred stock, which accrues earnings based upon a pool of U.S. Treasury Securities. Such earnings attributable to the preferred stock will be recognized by the Company as accrued. As of September 30, 1995, the Company believes that future redemptions by Universal of its common stock will be sufficient to recover the Company's book basis in Universal.

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

         An analysis of the reductions of the carrying value of certain affected assets upon adoption of SFAS 121 follows:

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(3)      ADOPTION OF ACCOUNTING STANDARDS, Continued

                                                Before adoption of        Adoption of        After adoption of
                                                     SFAS 121               SFAS 121              SFAS 121
                                                     --------               --------              --------
                                                                        ($ in thousands)
 Offshore Transportation Division:
     Break-bulk freighters:
        Freighters                                   $10,064                (6,366)                3,698
        Land and equipment                             1,662                  (783)                  879
        Intangibles                                    9,525                (9,525)                   --
                                                     -------               -------                 -----
                                                      21,251               (16,674)                4,577

     Tanker                                            2,029                  (693)                1,336
 Inland Transportation Division:
     Inland tank barges                                  164                  (133)                   31
                                                     -------              --------                 -----

                                                     $23,444               (17,500)                5,944
                                                    ========              ========                 =====

(4)      TAXES ON INCOME

         Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income for the three months and nine months ended September 30, 1995 and 1994 were as follows:

                                                Three months ended                   Nine months ended
                                                   September 30,                       September 30,
                                             -------------------------         ----------------------------
                                               1995             1994               1995               1994
                                             --------         --------         ---------           --------
                                                                      ($ in thousands)
 Earnings (loss) before taxes on income      $ (7,398)           5,571             8,286             15,347
                                             ========           ======            ======             ======

 Provision (benefit) for taxes on income:
     United States:
          Current                            $  1,863           (1,747)            5,243             (1,298)
          Deferred                             (3,394)           3,616            (1,141)             4,951
          State and municipal                     229               96               395                248
                                             --------           ------            ------             ------
                                               (1,302)           1,965             4,497              3,901
                                             --------           ------            ------             ------

     Puerto Rico - Current                        502               --               502              1,750
                                             --------           ------            ------             ------
                                             $   (800)           1,965             4,999              5,651
                                             ========           ======            ======             ======


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

         Equipment utilization in the Inland Chemical and Refined Products Divisions remained stable during the 1995 first nine months and third quarter. The Inland Chemical Division, with over 80% of its movements under contracts, benefited during both periods from contract renewals at higher rates and continued operating efficiencies. The Dow fleet acquisition is being integrated into the fleet and the fleet is operating more efficiently than during the first half of the 1995 year.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS, Continued

         The Inland Refined Products Divisions' third quarter movements, with approximately 50% under contracts, benefited from the summer driving season. Additional refinery capacity and pipeline efficiencies in the Midwest resulted in lower rates and a slight decrease in movements when compared with the 1994 third quarter and nine months.

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

         The Marine Diesel Repair Division's revenues for the 1995 first nine months totaled $31,720,000, an increase of 16% compared with the 1994 first nine months' revenues of $27,288,000. Third quarter 1995 revenues increased 3% to $9,786,000 compared with $9,516,000 reported for the 1994 third quarter.
The Gulf Coast and Midwest markets benefited from the general health of the inland tank barge industry, the main customer base for such markets. During the late 1995 third quarter, the repair portion of such markets declined to some degree; however, such repair business has rebounded during the early 1995 fourth quarter. The East Coast market remained stable from military customers; however, revenues from the West Coast market have declined as the Division has shifted its focus from the South Pacific fishing fleet to the North Pacific fishing fleet.

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

PROPERTY AND CASUALTY INSURANCE

         The Company currently has a 47% common stock ownership of Universal, a full service property and casualty insurance company, which operates exclusively in the Commonwealth of Puerto Rico. On July 18, 1995, Universal redeemed $5,000,000 of its common stock from the Company and sold $5,000,000 of its common stock to Eastern America Group, thereby reducing the Company's voting ownership from 58%, prior to such redemption and sale, to the current 47%. Such redemption and sale increased Eastern America Group's voting ownership from 42% to the present 53%.

         Effective July 1, 1995, the Company is accounting for its investment in Universal under the equity in earnings method of accounting. Prior period financial statements have not been restated. For the 1995 first six months, results for Universal are consolidated with a minority interest expense recorded for Eastern America's interest. For the 1995 third quarter, the Company's investment in Universal is recorded on the equity in earnings method of accounting.

         Comparability of net premiums earned, commissions earned on reinsurance, investment income, losses, claims and settlement expenses, policy acquisition costs, minority interest expense and, to a lesser extent, selling, general and administrative, taxes, other than on income and depreciation and amortization were affected by the change in the method of accounting for the Company's investment in Universal effective July 1, 1995. Universal has continued to expand its vehicle single-interest and double-interest lines of business primarily the result of strong automobile sales in Puerto Rico and from Universal's expanded market share.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS, Continued

         The amount recorded by the Company as equity in earnings for the Company's investment in Universal is influenced to the extent that anticipated future redemptions by Universal of its investment in Universal's nonvoting preferred stock (100%). Because the preferred stock controls a separate portfolio of U.S. Treasury Securities, the Company accounts for this preferred stock under SFAS 115. Therefore, the interest earned, as well as the realized gains from the sale of U.S. Treasury Securities collateralizing the preferred stock, are included as part of equity in earnings of insurance affiliate. During the 1995 third quarter, the Company recognized $650,000 of realized gains from the sale of such U.S. Treasury Securities, which are included in equity in earnings of insurance affiliate.

         The Company's portion of Universal's pretax earnings for the 1995 first nine months totaled $5,180,000, of which pretax earnings of $3,970,000 are consolidated through the 1995 first six months and $1,120,000 are recorded as equity in earnings of insurance affiliate for the 1995 third quarter. For comparative purposes, the Company recorded pretax earnings from Universal of $6,378,000 for the 1994 first nine months and $1,290,000 for the 1994 third quarter.

         Results for the property and casualty insurance segment for the 1994 first nine months included an additional reserve of $2,000,000 for potential losses associated with the Mariners Reinsurance Company Limited, the Company's Bermuda reinsurance subsidiary which participated in the writing of property and casualty reinsurance from 1970 through 1990. Since ceasing participation in the reinsurance market in 1990, the Company has continued to seek a withdrawal from the business and closure of Mariner's activities, including commutation of Mariner's book of business. A commutation would entail the transfer of liability from known and incurred but not reported losses to a second party in exchange for a portion of, or all of, Mariner's assets. To date, Mariner has been successful in commuting approximately 80% of all claims. The remaining 20% of uncommuted claims are fully reserved and will be paid as they are presented. Management expects to liquidate Mariner in 1996.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet

         Total assets as of September 30, 1995 were $485,719,000, a decrease of 27% when compared with total assets of $667,472,000 as of December 31, 1994, primarily as a result of the change in accounting for Universal effective July 1, 1995. The insurance assets were eliminated in the change in accounting method while Investment in insurance affiliate of $43,063,000, representing the Company's equity in Universal, was included as an asset as of September 30, 1995.

         Total liabilities as of September 30, 1995 were $277,555,000, a decrease of 38% when compared with total liabilities of $444,496,000 as of December 31, 1994, primarily as a result of the change in accounting for Universal. The insurance liabilities were eliminated as the Company recorded its investment in Universal under the equity method effective July 1, 1995.

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

         As of September 30, 1995, 29% of the Company's long-term debt was priced at floating interest rates and 71% was on fixed rate debt.

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


                                        Kirby Corporation
                                        (Registrant)



                                        By:     /s/ G. Stephen Holcomb
                                             -------------------------------
                                                G. Stephen Holcomb
                                                Vice President and Controller

Dated:     December 21, 1995

                              INDEX TO EXHIBITS


Exhibit No.               Description
-----------               -----------

   11.0      Computation of Earnings per Common Share

   27.0      Financial Data Schedule