Form 10-Q/A
period 1995-09-30
KIRBY CORP
filed 1995-12-27
CIK 56047

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                                              Nine months ended
                                                                                                September 30,
                                                                                          -------------------------
                                                                                              1995            1994
                                                                                          ----------       --------
                                                                                              ($ in thousands)
 Net earnings                                                                             $     3,287         9,696
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Loss (gain) on disposition of assets                                                       138          (552)
       Realized gain on investments                                                              (868)       (1,331)
       Depreciation and amortization                                                           29,776        24,026
       Increase (decrease) in deferred taxes                                                     (696)        4,951
       Deferred scheduled maintenance costs                                                     5,409         2,076
       Equity in earnings of insurance affiliate                                               (1,210)           --
       Redemption from insurance affiliate                                                      5,016            --
       Equity in earnings of marine affiliates                                                 (1,469)          (25)
       Distributions from marine affiliates                                                       867            --
       Minority interest expense                                                                2,463         1,630
       Impairment of long-lived assets                                                         17,500            --
       Other noncash adjustments to earnings                                                       34           161
       Increase (decrease) in cash flow from other changes in operating working capital for:
          Marine transportation, diesel repair and other                                       (7,427)      (17,478)
          Insurance                                                                            14,101        32,273
                                                                                          -----------   -----------

             Net cash provided by operating activities                                         66,921        55,427
                                                                                          -----------   -----------

 Cash flow from investing activities:
       Proceeds from sale and maturities of investments                                        50,178        37,417
       Purchase of investments                                                                (69,650)      (91,149)
       Net decrease (increase) in short-term investments                                      (13,645)        5,132
       Capital expenditures                                                                   (33,653)      (50,263)
       Proceeds from disposition of assets                                                      1,190         2,571
                                                                                          -----------   -----------

             Net cash used in investing activities                                            (65,580)      (96,292)
                                                                                          -----------   -----------

 Cash flow from financing activities:
    Borrowings on bank revolving credit loan                                                  171,100       181,000
    Payments on bank revolving credit loan                                                   (217,800)     (145,500)
    Increase in long-term debt                                                                 82,891            --
    Payments under long-term debt                                                             (26,534)       (9,724)
    Purchases of treasury stock                                                               (22,039)          --
    Sale of insurance subsidiary stock to minority stockholder                                     --         7,000
    Proceeds from exercise of stock options                                                        88           452
                                                                                          -----------   -----------

             Net cash provided (used) by financing activities                                 (12,294)       33,228
                                                                                          -----------   -----------

            Decrease in cash and invested cash                                                (10,953)       (7,637)
 Cash and invested cash, beginning of year                                                     11,840        14,936
                                                                                          -----------   -----------

 Cash and invested cash, end of period                                                    $       887         7,299
                                                                                          ===========   ===========

 Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                           $     6,145         5,436
       Income taxes                                                                       $     4,000         5,450

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

Dated:     December 27, 1995

                              INDEX TO EXHIBITS


Exhibit No.               Description
-----------               -----------

   11.0      Computation of Earnings per Common Share

   27.0      Financial Data Schedule