Form 10-K
period 1995-12-31
KIRBY CORP
filed 1996-03-13
CIK 56047

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

   /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
---------------------------------------------   ---------------------------------------------
          Common Stock -- $.10 Par                         American Stock Exchange
               Value Per Share

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/     No / /

     As of March 13, 1996, 26,260,566 shares of common stock were outstanding. The aggregate market value of common stock held by nonaffiliates of the registrant, based on the closing sales price of such stock on the American Stock Exchange on March 12, 1996 was $396,676,359. For purposes of this computation, all executive officers, directors and 10% beneficial owners of registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement in connection with the Annual Meeting of the Stockholders to be held April 16, 1996, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

================================================================================

                                     PART I

ITEM 1. BUSINESS

                                  THE COMPANY

     Kirby Corporation (the "Company") was incorporated January 31, 1969 in Nevada as a subsidiary of Kirby Petroleum Co. In 1975, pursuant to the plan of liquidation of Kirby Industries, Inc. ("Industries"), Kirby Petroleum Co., which was then a wholly owned subsidiary of Industries, transferred to the Company substantially all of its nonproducing oil and gas acreage, royalty interests and interests in oil and gas limited partnerships. The Company became publicly owned on September 30, 1976, when its common stock was distributed pro rata to the stockholders of Industries in connection with the liquidation of Industries. In September 1984, the Company changed its name from "Kirby Exploration Company" to "Kirby Exploration Company, Inc." and in April 1990, the name was changed from "Kirby Exploration Company, Inc." to "Kirby Corporation."

     Unless the context otherwise requires, all references herein to the Company include the Company and its subsidiaries.

     The Company's principal executive office is located at 1775 St. James Place, Suite 300, Houston, Texas 77056, and its telephone number is (713) 629-9370. The Company's mailing address is P.O. Box 1745, Houston, Texas 77251-1745.

                             BUSINESS AND PROPERTY

     The Company, through its subsidiaries, conducts operations in two business segments: marine transportation and diesel repair.

     The Company's marine transportation segment is operated through three divisions, organized around the markets each serves: the Inland Chemical Division, engaged in the inland transportation of industrial chemicals and agricultural chemicals by tank barge; the Inland Refined Products Division, engaged in the inland transportation of refined petroleum products by tank barge; and the Offshore Division, engaged in the offshore transportation of petroleum products by tank barge and tanker and dry-bulk, container and palletized cargos by barge and break-bulk ship. The Company's marine transportation divisions are strictly providers of transportation services and do not assume ownership of any of the products they transport. All of the Company's vessels operate under the U.S. flag and are qualified for domestic trade under the Jones Act.

     The Company's diesel repair segment is engaged in the overhaul and repair of diesel engines and related parts sales in two distinct markets: the marine market, serving vessels powered by large diesel engines utilized in the various inland and offshore marine industries; and the locomotive market, serving the shortline and the industrial railroad markets.

     The Company has a 47% voting common stock investment in a property and casualty insurance company operating exclusively in the Commonwealth of Puerto Rico. Effective July 1, 1995, upon the reduction of the Company's voting common stock ownership from 58% to 47%, such investment is accounted for under the equity in earnings method of accounting for the second half of 1995 and for future years. Prior period financial statements have not been restated.

     The Company and its transportation and diesel repair subsidiaries have approximately 1,950 employees, all of which are in the United States.

     The following table sets forth by industry segment the revenues, operating profits and identifiable assets (including goodwill) attributable to the continuing principal activities of the Company for the periods indicated (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1993        1994        1995
                                                               --------     -------     -------
Revenues from unaffiliated customers:
  Transportation.............................................  $283,747     311,076     335,913
  Diesel repair..............................................    31,952      45,269      50,538
  Insurance..................................................    52,875      65,812      45,239(*)
  Other......................................................     9,823      10,593       6,850
                                                               --------     -------     -------
                                                                378,397     432,750     438,540
  General corporate revenues.................................         7         387       1,610
                                                               --------     -------     -------
       Consolidated revenues.................................  $378,404     433,137     440,150
                                                               ========     =======     =======
Operating profits:
  Transportation.............................................  $ 42,208      31,397      40,167
  Diesel repair..............................................     1,904       3,163       3,504
  Insurance..................................................     4,539       5,119       3,971(*)
  Impairment of long-lived assets............................        --          --     (17,500)
                                                               --------     -------     -------
                                                                 48,651      39,679      30,142
  General corporate expenses, net............................    (4,911)     (3,999)     (3,675)
  Equity in earnings of insurance affiliate..................        --                   1,599(*)
  Equity in earnings of marine affiliates....................        --          --       2,638
  Interest expense...........................................    (8,416)     (8,835)    (12,511)
                                                               --------     -------     -------
       Earnings before taxes on income.......................  $ 35,324      26,845      18,193
                                                               ========     =======     =======
Identifiable assets:
  Transportation.............................................  $344,488     397,112     384,363
  Diesel repair..............................................    20,260      21,304      22,401
  Insurance..................................................   184,868     216,666          --
                                                               --------     -------     -------
                                                                549,616     635,082     406,764
  Investment in insurance affiliate..........................        --          --      44,785
  Investments in marine affiliates...........................       177         181      11,985
  General corporate assets...................................    13,460      32,209      34,550
                                                               --------     -------     -------
       Consolidated assets...................................  $563,253     667,472     498,084
                                                               ========     =======     =======

---------------

(*) The Company changed its method of reporting its investment in Universal from a consolidated basis to the equity method of accounting in July 1995.

                             MARINE TRANSPORTATION

     The Company is engaged in marine transportation as a provider of service for both the inland and offshore markets. As of March 13, 1996, the equipment owned or operated by the Company's three marine transportation divisions was composed of 516 tank barges, 128 inland towing vessels, seven harbor tugboats, seven offshore tankers, two offshore tank barges, six offshore dry cargo barges, three offshore break-bulk ships and nine offshore tugboats with the following specifications and capacities:

                                                    NUMBER
                                                      IN            AVERAGE AGE            BARREL
                CLASS OF EQUIPMENT                  CLASS           (IN YEARS)           CAPACITIES
--------------------------------------------------  ------          -----------          ----------
Inland Fleet
Inland tank barges:
  Regular double skin:
     20,000 barrels and under.....................    246               23.5              2,811,000
     Over 20,000 barrels..........................    141               16.5              3,766,000
  Specialty double skin...........................     28               24.0                447,000
  Single skin:
     20,000 barrels and under.....................     36               26.4                615,000
     Over 20,000 barrels..........................     65               23.9              1,682,000
                                                      ---               ----              ---------
          Total inland tank barges................    516               21.9              9,321,000
                                                      ===               ====              =========
Inland towing vessels:
  Inland towboats:
     2,000 horsepower and under...................     91               22.1
     Over 2,000 horsepower........................     31               21.3
                                                      ---               ----
          Total inland towboats...................    122               21.6
  Inland bowboats.................................      6               20.2
  Harbor tugboats.................................      7               20.7
                                                      ---               ----
                                                      135               21.9
                                                      ===               ====

                                                                                         DEADWEIGHT
                                                                                          TONNAGE
                                                                                         ----------
Offshore Fleet
Tankers...........................................      7               29.6                244,400
                                                        =               ====                =======
Tank barges.......................................      2               21.5                 38,300
                                                        =               ====                =======
Offshore break-bulk ships.........................      3               19.0                 44,600
                                                        =               ====                =======
Offshore dry cargo barges(*)......................      6               19.3                106,000
                                                        =               ====                =======
Offshore tugboats(*)..............................      9               20.3
                                                        =               ====

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

     The following table sets forth the marine transportation revenues and percentage of such revenues derived from the three divisions for the periods indicated (dollars in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------------
                                                   1993                1994                1995
                                              ---------------     ---------------     ---------------
     REVENUES BY PRODUCT OR OPERATION         AMOUNTS      %      AMOUNTS      %      AMOUNTS      %
-------------------------------------------   --------    ---     --------    ---     --------    ---
Inland Chemical Division...................   $134,578     48%    $141,390     46%    $173,407     52%
Inland Refined Products Division...........     45,940     16       67,251     22       68,952     20
                                              --------    ---     --------    ---     --------    ---
          Total inland revenues............    180,518     64      208,641     68      242,359     72
                                              --------    ---     --------    ---     --------    ---
Offshore Division:
  Liquid petroleum products................     47,799     17       56,612     18       49,421     15
  Dry-bulk.................................     12,735      4       10,112      3       20,702      6
  Break-bulk...............................     47,842     17       40,474     13       26,658      8
                                              --------    ---     --------    ---     --------    ---
          Total offshore revenues..........    108,376     38      107,198     34       96,781     29
                                              --------    ---     --------    ---     --------    ---
Intercompany transactions..................     (5,147)    (2)      (4,763)    (2)      (3,227)    (1)
                                              --------    ---     --------    ---     --------    ---
          Total transportation revenues....   $283,747    100%    $311,076    100%    $335,913    100%
                                              ========    ===     ========    ===     ========    ===

MARINE TRANSPORTATION INDUSTRY

     The United States possesses a long coastline providing numerous ports and harbors, complemented by a network of interconnected rivers and canals that serve the nation as water highways. Recognizing the advantages to commerce, over the past decades the United States expanded and improved on its inherent natural waterways for commerce and growth. Over 90% of the United States population is served by domestic marine shipping.

     Today, the nation's waterways serve as the backbone of the United States distribution system with over 1.1 billion short tons of cargo moved annually by domestic marine shipping. The inland water system extends approximately 26,000 miles, 11,000 miles of which are generally considered significant for domestic commerce. Marine transportation is a very efficient means of transportation of bulk products. An average inland tank barge carries the equivalent cargo of 15 rail cars and 60 tractor trailer trucks. A typical Mississippi River tow of 30 barges carries as much cargo as 450 rail cars and 1,800 trucks.

     Based on cost, marine transportation is the most efficient means of transportation of bulk products compared with rail and trucks. Inland water transportation carries approximately 15% of United States inter-city freight at less than 2% of United States transportation costs. The United States marine transportation industry is diverse and independent with a mixture of small operators, integrated transportation companies and captive fleets owned by United States refining and petrochemical companies.

INLAND TANK BARGE INDUSTRY

     The Company's Inland Chemical Division and Inland Refined Products Division operate within the United States inland tank barge industry, which provides marine transportation of liquid bulk cargos for customers along the United States inland waterway system. Among the most significant segments of this industry are the transporters of industrial and agricultural chemicals and refined petroleum products. The Company operates in each of these segments. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of domestic refineries and petrochemical facilities on navigable inland waterways and along the Gulf Coast. Much of the United States farm belt is likewise situated within access of the inland waterway system, relying on marine transportation of farm products, including agricultural chemicals.

     Although no reliable industry statistics are maintained, the Company believes that the total number of tank barges that operate in the inland waters of the United States has declined from an estimate of approximately 4,200 in 1981 to approximately 2,900 in 1995. The Company believes this decrease primarily results from: increasing age of the domestic tank barge fleet resulting in scrapping; rates inadequate to justify new construction; reduction in financial and tax incentives encouraging speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risks; and an increase in environmental regulations that mandate expensive equipment modification which some owners are unwilling or unable to undertake given current rate levels and the age of their fleet.

     Although well maintained tank barges can be efficiently operated for more than 30 years, the cost of hull work for required annual Coast Guard certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. Previously, tax and financing incentives to operators and investors to construct tank barges, including short life tax depreciation, investment tax credits and government guaranteed financing, led to growth in the supply of domestic tank barges to a peak of approximately 4,200 in 1981. These tax incentives have since been eliminated, although the government financing programs, dormant since the mid eighties, have recently been more active. The supply of tank barges resulting from the earlier programs is slowly aligning with demand for tank barge services, primarily through attrition, as discussed above.

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

COMPETITION IN THE INLAND TANK BARGE INDUSTRY

     The Company operates in the highly competitive marine transportation market for commodities transported on the major rivers and tributaries and the Gulf Intracoastal Waterway. The industry has become increasingly concentrated within recent years as smaller and/or economically weaker companies have gone out of business or have been acquired by larger or stronger companies. Competition has historically been based primarily on price; however, shipping customers, through increased emphasis on safety, the environment, quality and a greater reliance on a "single source" supply of services, are more frequently requiring that their supplier of inland tank barge services have the capability to handle a variety of tank barge requirements, operate on a majority of the nation's waterways, and offer flexibility, safety, environmental responsibility, financial responsibility, adequate insurance and quality of service consistent with the customer's own operations.

     The Company's direct competitors are primarily noncaptive marine transportation companies. "Captive" companies are those companies that are owned by major oil and/or petrochemical companies which, although competing in the inland barge market to varying extents, primarily transport cargos for their own account. The Company is the largest inland tank barge carrier based on its 516 barges and 9,321,000 barrels of available capacity.

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

INLAND CHEMICAL DIVISION

     The Company's Inland Chemical Division provides transportation services for three distinct markets: industrial chemicals, agricultural chemicals and barge fleeting services. Collectively, the Division operates a fleet of 385 inland tank barges, 79 inland towboats, 13 fleeting inland towboats and two bowboats.

     Petrochemicals and Industrial Chemicals. Dixie Carriers, Inc. ("Dixie"), a subsidiary of the Company, and its subsidiaries, Dixie Marine, Inc. ("Dixie Marine") and TPT Transportation Company ("TPT Transportation"), and Chotin Carriers, Inc. ("Chotin"), a subsidiary of the Company, provide service to the industrial chemical industry through movements of petrochemical feedstocks, generic intermediates, industrial processed chemicals and lube oils both interplant and to industry users.

     The subsidiaries collectively comprise three operating groups: Dixie Canal Group, Dixie Linehaul Group and Dixie River Tow Group and operate a fleet of 312 inland tank barges, 55 inland towboats and two bowboats. The Dixie Canal Group serves the Houston Ship Channel and Gulf Intracoastal Waterway. The Dixie Linehaul Group provides linehaul services from Baton Rouge, Louisiana, north to the Illinois River and along the Ohio River. The Dixie River Tow Group operates unit tows along the Mississippi River System. The business is conducted under contracts with customers with whom the Company has long-term relationships, as well as under short-term and spot contracts. Currently, approximately 80% of the industrial chemical revenues are derived from term contracts and 20% from the spot market. All of the inland tank barges used in the transportation of industrial chemicals are of double hull construction for increased environmental protection and, where applicable, are capable of controlling vapor emissions to meet occupational health and safety regulations and air quality concerns.

     Dixie Marine's assets were acquired effective April 10, 1989 in connection with the purchase of certain assets of Alamo Inland Marine Co. Chotin was acquired on June 1, 1992 by means of a merger of Scott Chotin, Inc. ("Scott Chotin") with and into Chotin. TPT Transportation acquired the assets of TPT, a marine transportation division of Ashland Oil, Inc. ("TPT") on March 3, 1993. On November 16, 1994, TPT Transportation acquired the captive marine fleet of The Dow Chemical Company ("Dow"), consisting of 65 inland tank barges and three inland towboats and the assumption of the leases of an additional 31 inland tank barges and two inland towboats. See "Note 3" to the financial statements included under Item 8 elsewhere herein for further disclosure on the TPT Transportation asset purchases. Dixie's and Dixie Marine's headquarters are located in Houston, Texas and Chotin's and TPT Transportation's headquarters are in Baton Rouge, Louisiana.

     Agricultural Chemicals. Brent Transportation Corporation ("Brent Transportation"), a subsidiary of Dixie, operates 73 inland tank barges, including 11 cryogenic anhydrous ammonia barges, and 24 inland towboats, engaged primarily in the transportation of agricultural chemicals, including anhydrous ammonia, to points along the Mississippi River and its tributaries and the Gulf Intracoastal Waterway. Brent Transportation's assets were acquired effective April 1, 1989, in connection with the purchase of certain assets of Brent Towing Company, Inc., and related affiliates ("Brent"), which had been engaged in the transportation of agricultural chemicals and other liquid cargos since 1961. Brent Transportation conducts its business with customers with whom it has long-term relationships and, to a lesser extent, under short-term contracts. Brent Transportation's headquarters are in Greenville, Mississippi. The Company believes that Brent Transportation has the largest inland tank barge fleet that primarily transports agricultural chemicals.

     Barge Fleeting Services. Western Towing Company ("Western"), a subsidiary of Dixie, owns 13 inland towboats and operates what the Company believes to be the largest commercial barge fleeting service (provision of temporary barge storage facilities) in the ports of Houston and Freeport, Texas. Western's towboats are engaged primarily in shifting services (distribution and gathering of barges) in the Houston, Galveston and Freeport areas.

INLAND REFINED PRODUCTS DIVISION

     The Company's Inland Refined Products Division provides transportation services for the refined products and harbor services markets. Collectively, the Division operates a fleet of 131 inland tank barges, 30 inland towboats, seven harbor tugboats and four bowboats.

     Refined Products. Sabine Transportation Company ("Sabine Transportation"), a subsidiary of the Company, and OMR Transportation Company ("OMR
Transportation"), a subsidiary of Dixie, provide service from Gulf Coast refineries primarily through movements of gasoline, diesel fuel and jet fuel to waterfront terminals on the Gulf Intracoastal Waterway and the Mississippi River System. Many of Sabine

Transportation's barges are split-product barges which maximize shipping alternatives for customers by allowing for the efficient transportation of smaller individual volumes of petroleum products and providing a means to carry up to four grades of product in the same barge. In addition, by consolidating the product requirements of several customers in split-product equipment, the Refined Products Division is able to offer quantity discounted rates to customers who are carrying small quantities of product. Currently, approximately 55% of the Inland Refined Products Division's revenues are derived from long-term contracts and 45% from the spot market.

     The Inland Refined Products Division was formed with the acquisition by Sabine Transportation of certain assets of Sabine Towing & Transportation, Inc. ("Sabine") on March 13, 1992 and the acquisition by OMR Transportation of certain of the assets of Ole Man River Towing, Inc. and related entities ("Ole Man River") on April 2, 1992. The Inland Refined Products Division was expanded on December 21, 1993 with the acquisition by OMR Transportation of 53 inland tank barges from Midland Enterprises Inc. and its wholly owned subsidiary, Chotin Transportation, Inc. ("Chotin Transportation"). See "Note 3" to the financial statements included under Item 8 elsewhere herein for further disclosure on the Chotin Transportation asset purchase. Sabine Transportation's headquarters are in Port Arthur, Texas and OMR Transportation's headquarters are located in Vicksburg, Mississippi.

     Harbor Services. Sabine Transportation, operating seven harbor tugboats, provides towing, docking and shifting services for vessels calling at the ports of Beaumont, Port Arthur and Orange, Texas and the port of Lake Charles, Louisiana. In addition, Sabine Transportation also provides offshore ship assistance and drill-rig movements off the Texas and Louisiana coasts.

OFFSHORE TRANSPORTATION INDUSTRY

     The Company's Offshore Division is engaged in U.S. flag offshore tanker and tank barge operations, offshore drybulk cargo barge operations and offshore break-bulk and container cargo barge and ship operations. The Division provides transportation of petroleum products, dry-bulk cargos, containers and palletized cargos, including United States Government preference agricultural commodities worldwide, with particular emphasis on the Gulf of Mexico, along the Atlantic Seaboard, Caribbean Basin ports and to South American, West African and Northern European ports.

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

OFFSHORE DIVISION

     Offshore Tankers and Tank Barge Operations. Sabine Transportation and Kirby Tankships, Inc. ("Kirby Tankships") operate a fleet of seven owned U.S. flag single skin tankers that transport clean petroleum products primarily domestically in the Gulf of Mexico, along the East and West Coasts and internationally to ports in the Caribbean Basin. As of March 13, 1996, four of the Company's tankers were chartered to various oil companies for the transportation of their products and three operate in the spot market, transporting petroleum products as cargo offers. Classified as "handy size", the tankers have deadweight capacities ranging between 28,000 and 39,000 tons with a total capacity of 1,744,000 barrels. In July 1994, the Company expanded its tanker capacity with the acquisition of four U.S. flag tankers, one from Tosco Refining Company ("Tosco") and three from OMI Corp. ("OMI"). See "Note 3" to the financial statements included under Item 8 elsewhere herein for further disclosures on the Tosco and OMI U.S. flag tanker acquisitions.

     As discussed under "Environment Regulations -- Water Pollution Regulations" below, the Oil Pollution Act of 1990 ("OPA") has placed a number of stringent requirements on tanker and offshore tank barge owners and operators, including the mandated phasing out beginning in 1995 of all single hull vessels, depending on vessel size and age. In compliance with the OPA, one of the Company's tankers was retired effective January 1, 1995 and one effective January 1, 1996. Another tanker, which was mandated to be retired on October 1, 1996, was scrapped in March 1996. The balance of the Company's tankers are scheduled to be retired from service as follows: one -- January 1, 1999; three -- January 1, 2000;
one -- October 30, 2000; one -- November 4, 2004; and one -- January 1, 2005. In order to stay in service beyond the retirement date, these tankers would have to be either retrofitted with a double hull cargo section or used exclusively in foreign trade, although these retirement dates are subject to one to four year extensions if the tankers dedicate certain cargo compartments as ballast compartments.

     In addition to the tankers, the Company, through Dixie, owns and operates two ocean-going tank barge and tugboat units, one of which is single skin and one double skin. The single skin 157,000 barrel barge and tug unit and the double skin 165,000 barrel barge and tug unit provide service in the transportation of refined petroleum products between domestic ports along the Gulf of Mexico and along the Atlantic Seaboard. The single skin tank barge is scheduled to be removed from service in compliance with the OPA on January 1, 2005. The double skin tank barge is believed to meet all OPA construction requirements.

     Offshore Dry-Bulk Cargo Operations. The Company's offshore dry-bulk cargo operations are conducted through Dixie's equipment and through two general partnerships, Dixie Fuels Limited ("Dixie Fuels") and Dixie Fuels II, Limited ("Dixie Fuels II"), in which a subsidiary of Dixie owns a 35% and 50% interest, respectively.

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

     Dixie, as general partner, also manages the operations of Dixie Fuels II, which operates an ocean-going dry-bulk and container barge and tug unit. The remaining 50% of Dixie Fuels II is owned by EFC. Dixie Fuels II is engaged in the transportation of dry-bulk cargo and containers between domestic ports, ports in the Caribbean Basin and international ports as cargo offers. Since May 1993, Dixie Fuels II's barge and tug unit has been primarily engaged in the international transportation of preference agricultural aid cargos for the United States Government.

     Offshore Break-Bulk and Container Cargo Operations. AFRAM Carriers, Inc. ("AFRAM") is engaged in the worldwide transportation of dry-bulk, container and palletized cargos, primarily for departments and agencies of the United States Government. AFRAM's fleet of three U.S. flag break-bulk freighters with container capabilities, specializes in the transportation of United States Government military and preference aid cargos. AFRAM was acquired on May 14, 1993, by means of a merger of AFRAM Lines (USA), Co., Ltd. ("AFRAM Lines") with and into AFRAM. See "Note 3" to the financial statements included under Item 8 elsewhere herein for further disclosures on the AFRAM merger. In addition, for a discussion of preference aid cargos, see "Governmental Regulations" below.

     During 1995, all three of AFRAM's freighters were laid-up at various times of the year due to excess equipment capacity in the market in which AFRAM competes. Such excess capacity and lack of available cargo resulted in rates that were inadequate to achieve operating profitability. With the Company's adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") in September 1995, the Company reduced the carrying value of the AFRAM freighters and related intangibles to fair market value in the 1995 third quarter. See "Note 1" to the notes to financial statements included under Item 8 elsewhere herein for further disclosures on the reduction of the freighters to fair market value. The Company continues to operate the freighters when voyages are available at rates yielding a reasonable profit. As of March 13, 1996, two freighters were engaged in voyages and one freighter was in lay-up. The Company is prepared to exit the preference aid and military cargo markets by selling or scrapping the freighters if demand and rates do not return to profitable levels.

     In March 1994, the Company, through its subsidiary, Americas Marine Express, Inc. ("Americas Marine"), began all-water marine transportation services between Memphis, Tennessee and Mexico, Guatemala, Honduras and El Salvador. The transportation containership service utilized a chartered river/ocean vessel that offered direct sailing between the locations. The service provided exporters and importers in the north, central and mid-south states with a direct shipping alternative between Memphis and Mexico and Central America on a fourteen day round trip basis. In August 1994, the Company discontinued the service as aggressive pricing from competitors resulted in slower than anticipated acceptance of the service. Volumes were increasing with each voyage; however, operating losses and the negative prospects for future profitability did not warrant continuation of the service.

CONTRACTS AND CUSTOMERS

     The majority of the marine transportation contracts are for terms of one to ten years. Currently, the three marine transportation divisions of the Company operate under longer term contracts with Dow, Chevron Chemical Company, EFC, Holnam, Monsanto Chemical Company and Baytank (Houston) Inc., among others. While these companies have generally been customers of the Company's marine transportation divisions for several years and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. No single customer of the Company's marine transportation segment accounted for more than 10% of the Company's revenue in 1995, 1994 and 1993.

EMPLOYEES

     The Company's three marine transportation divisions have approximately 1,700 employees, of which approximately 1,400 are vessel crew members. Approximately 38% of the 1,400 vessel crew members are subject to various collective bargaining agreements with various labor organizations. No one collective bargaining agreement covers more than 10% of the 1,400 vessel crew members.

PROPERTIES

     The principal office of Dixie is located in Houston, Texas, in facilities under a lease that expires in October 1996. The marine transportation operating divisions are located on the Gulf Intracoastal Canal at Belle Chasse, Louisiana, a suburb of New Orleans; in Houston Texas, near the Houston Ship Channel; in Greenville, Mississippi and in Vicksburg, Mississippi. The Greenville location is leased and the Belle Chasse,

Houston and Vicksburg locations are owned. Western's facilities are located on a 10.24-acre tract of land owned by Dixie lying between the San Jacinto River and Old River Lake near Houston, Texas. The principal office of Chotin and TPT Transportation is located in Baton Rouge, Louisiana in owned facilities. The principal office and operating units of Sabine Transportation, Kirby Tankships and AFRAM are located in Port Arthur, Texas, on 30 acres of owned waterfront property along the Sabine-Neches Waterway.

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

     The majority of the Company's inland tank barges, all offshore tank barges and all ships are inspected by the United States Coast Guard and carry certificates of inspection. The Company's inland and offshore towing vessels and offshore dry bulk barges are not subject to United States Coast Guard inspection requirements. The Company's offshore towing vessels, offshore dry-bulk and tank barges and all ships are built to American Bureau of Shipping ("ABS") classification standards and are inspected periodically by the ABS to maintain the vessels in class. The crew employed by the Company aboard vessels, including captains, pilots, engineers, able-bodied seamen and tankermen, are licensed by the United States Coast Guard.

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

     The Company believes that additional safety and environmental related regulations may be imposed on the marine industry in the form of personnel licensing, navigation equipment and contingency planning requirements. Generally, the Company endorses the anticipated additional regulations and believes it is currently operating to standards at least the equal of such anticipated additional regulations.

     Jones Act. The Jones Act is a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States. Furthermore, the Jones Act requires that the vessels be manned by United States citizens and owned by United States citizens. For corporations to qualify as U.S. citizens for the purpose of domestic trade, 75% of the corporations' beneficial stockholders must be United States citizens. The Company presently meets all of the requirements of the Jones Act for its owned vessels.

     Compliance with United States ownership requirements of the Jones Act is very important to the operations of the Company and the loss of Jones Act status could have a significant negative effect for the Company. The Company monitors the citizenship requirements under the Jones Act of its employees and beneficial stockholders and will take action as necessary to insure compliance with the Jones Act requirements.

     The requirements that the Company's vessels be built in the United States and manned by United States citizens, the crewing requirements and material requirements of the Coast Guard, and the application of United States labor and tax laws, significantly increase the costs of U.S. flag vessels when compared with foreign flag vessels. The Company's business would be adversely affected if the Jones Act was to be modified so as to permit foreign competition that is not subject to the same United States Government imposed burdens.

     During the past several years, the Jones Act cabotage and cargo preference laws, see "Preference Cargo" below, have come under attack by interests seeking to facilitate foreign flag competition for trades and cargos reserved for U.S. flag vessels under the Jones Act and cargo preference laws. These efforts have been consistently defeated by large margins in the United States Congress. The Company believes that continued efforts will be made to modify or eliminate the cabotage provisions of the Jones Act and the cargo preference laws. If such efforts are successful, it could have an adverse effect on the Company.

     Title XI Government Guaranteed Ship Financing. Title XI of the Merchant Marine Act of 1936 ("MMA"), as amended, authorizes the Secretary of Transportation to provide federal loan guarantees on terms generally unavailable in the commercial capital markets for the construction of vessels in United States shipyards. Although there exist statutory and regulatory requirements which are intended to preclude approval of speculative projects, the Title XI program's low equity requirements and long amortization periods in conjunction with the federal guarantee can create an artificial stimulus which transcends market demand for construction of vessels.

     The Company believes that Title XI loan guarantees for speculative projects are a clear violation of the statutory and regulatory authority of the Maritime Administration, an agency of the Department of Transportation charged with administration of the Title XI program. Use of the Title XI program to stimulate and support speculative construction of vessels for the trades in which the Company operates could have an adverse effect on the Company due to creation of excess capacity in those trades. In March 1996, the Company filed a lawsuit questioning the economic soundness of the Maritime Administration's subsidy and violation of the U.S. flag Jones Act citizenship and control requirements. See "Note 13" to the notes to the financial statements included under Item 8 elsewhere herein for further disclosures on the lawsuit.

     Preference Cargo. The MMA requires that preference be given to U.S. flag vessels in the transportation of certain United States Government directed cargos (cargos shipped either by the United States Government or by a foreign nation, with the aid or guarantee of the United States Government). Markets subject to cargo preference in which the Company participates include foreign food aid, military and Eximbank cargos. Currently, 75% of the Government's directed foreign aid and agricultural assistance programs, which include grains and other food concessions, are required to be transported in U.S. flag vessels. Such programs currently benefit the Company's offshore break-bulk ships and dry-bulk barge and tug units, some of which work primarily in this trade. The transportation of such cargo accounted for approximately 7% of the Company's transportation revenues in 1995, 10% in 1994 and 10% in 1993. The Company's AFRAM break-bulk ships have from time to time been chartered by the Military Sealift Command ("MSC"). Charters to MSC accounted for approximately 2% of the Company's transportation revenues in 1995, 4% in 1994 and 2% in 1993. The chartering of vessels by the MSC depends upon the requirements of the United States military for marine transportation of cargos, and, therefore, depends in part on world conditions and United States foreign policy.

     The preference cargo law is often opposed by interests which perceive they would benefit from the ability to transport preference cargos aboard foreign flag vessels. Like the cabotage provision of the Jones Act, the Company is of the opinion that continued efforts will be made to significantly reduce, or remove completely, the requirement that 75% of such cargos be transported in U.S. flag vessels. Any reduction in this percentage could have an adverse effect on the Company's operations and, therefore, the Company will continue to participate in efforts to preserve the present preference cargo requirements. Further, the agricultural aid cargos represent a material United States Government budget line item. The amount of United States Government spending in this area has declined steadily since 1993 and is expected to continue to decline, resulting in increased competition for the reduced number of shipments at lower transportation rates.

     User Fees. Federal legislation requires that inland marine transportation companies pay a user fee in the form of a tax based on propulsion fuel used by vessels engaged in trade along the inland waterways that are maintained by the United States Army Corps of Engineers. Such user fees are designed to help defray the costs associated with replacing major components of the inland waterway system such as locks and dams, and to build new waterway projects. A significant portion of the inland waterways in which the Company's vessels operate are maintained by the Corps of Engineers.

     The Company presently pays a federal fuel tax of 25.3 cents per gallon, reflecting a 4.3 cents per gallon transportation fuel tax imposed in October 1993 and a 21 cents per gallon waterway use tax. There can be no assurance that additional user fees, above the present amount, may not be imposed in the future.

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

     The OPA and various state laws of similar intent, substantially increased over historic levels statutory liability of owners and operators of vessels for oil spills, both in terms of limit of liability and scope of damages. The Company considers its most significant pollution liability exposure to be the carriage of persistent oils (crude oil, asphalt, #5 oil, #6 oil, lube oil and other black oil). The Company restricts the carriage of persistent oils in inland tank barges to double skin barges only. Currently, the Company does not carry persistent oils in its offshore tank vessels.

     One of the most important requirements under the OPA is that all newly constructed tankers or tank barges engaged in the transportation of oil and petroleum in the United States must be double hulled and all existing single hull tankers or tank barges be retrofitted with double hulls or phased out of domestic service between January 1, 1995 and 2015. See "Offshore
Division -- Offshore Tankers and Tank Barge Operations" for a discussion of the effects of OPA on the Company's offshore equipment.

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

     Financial Responsibility Requirement. Commencing with the Federal Water Pollution Control Act of 1972, as amended, vessels over three hundred gross tons operating in the Exclusive Economic Zone of the United States waters have been required to maintain evidence of financial ability to satisfy statutory liabilities for oil and hazardous substance water pollution. This evidence is in the form of a Certificate of Financial Responsibility ("CFR") issued by the United States Coast Guard. The majority of the Company's tank barges and all the ships are subject to this CFR requirement and the Company has fully complied with this requirement since its inception.

     The OPA amended the CFR requirements principally by significantly increasing the financial ability requirements. Effective December 8, 1994, the United States Coast Guard under OPA implemented new financial responsibility requirements for tankers. The new requirements became effective as to tank barges in July 1995 and to ships other than tankers as their current CFR expires. The new rule severely limited the ability of marine transportation companies to utilize insurance as a means of satisfying the financial ability requirement under OPA. The principal alternative to the use of insurance under the new rule requires marine transportation companies to demonstrate net worth and working capital equal to the maximum statutory limit of liability under the OPA and the Comprehensive Environmental Response, Compensation and Liability Act of 1981.

     Each of the subsidiaries of the Company has obtained CFRs pursuant to the OPA amendments for all vessels requiring CFRs. The Company does not foresee any current or future difficulty in maintaining the CFR certificates under current rules.

     Clean Air Regulations. The Federal Clean Air Act of 1979 ("Clean Air Act") requires states to draft State Implementation Plans ("SIPs") designed to reduce atmospheric pollution to levels mandated by this act. Several SIPs provide for the regulation of barge loading and degassing emissions. The implementation of these regulations requires a reduction of hydrocarbon emissions released in the atmosphere during the loading of most petroleum products and the degassing and cleaning of barges for maintenance or change of cargo. These new regulations require operators who operate in these states to install vapor control equipment on their barges. The Company expects that future toxic emission regulations will be developed and will apply this same technology to many chemicals that are handled by barge. Most of the Company's barges engaged in the transportation of petrochemicals, chemicals and refined products are already equipped with vapor control systems. Although a risk exists that new regulations could require significant capital expenditures by the Company and otherwise increase the Company's costs, the Company believes that, based upon the regulations that have been proposed thus far, no material capital expenditures beyond those currently contemplated by the Company or increase in costs are likely to be required.

     Contingency Plan Requirement. The OPA and several state statutes of similar intent require the majority of the vessels operated by the Company to maintain approved oil spill contingency plans as a condition of operation. The Company has approved plans that comply with these requirements. The OPA also requires development of regulations for hazardous substance spill contingency plans. The United States Coast Guard has not yet promulgated these regulations; however, the Company anticipates that they will not be significantly more difficult than the oil spill plans.

     Occupational Health Regulations. The Company's vessel operations are primarily regulated by the United States Coast Guard for occupational health standards. The Company's shore personnel are subject to the United States Occupational Safety and Health Administration regulations. The Coast Guard has promulgated regulations that address the exposure to benzene vapors, which require the Company, as well as other operators, to perform extensive monitoring, medical testing and record keeping of seamen engaged in the handling of benzene and benzene containing cargo transported aboard vessels. It is expected that these regulations may serve as a prototype for similar health regulations relating to the carriage of other hazardous liquid cargos. The Company believes that it is in compliance with the provisions of the regulations that have been adopted and does not believe that the adoption of any further regulations will impose additional material requirements on the Company. There can be no assurance, however, that claims will not be made against the Company for work related illness or injury, or that the further adoption of health regulations will not adversely affect the Company.

     Insurance. The Company's marine transportation operations are subject to the hazards associated with operating heavy equipment carrying large volumes of cargo in a marine environment. These hazards include the risk of loss of or damage to the Company's vessels, damage to third parties from impact, fire or explosion as a result of collision, loss or contamination of cargo, personal injury of employees, pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of, or damage to the Company's vessels is insured through hull insurance policies currently insuring approximately $480 million in hull values. Vessel operating liabilities such as collision, cargo, environmental and personal injury, are insured primarily through the Company's participation in mutual insurance associations and other reinsurance arrangements under which the protection against such hazards is in excess of $1.5 billion for each incident except in the case of oil pollution, which, in conjunction with the other excess liability coverage maintained by the Company, is limited to $700 million for each incident for inland vessels and ocean-going dry cargo vessels and $900 million for each incident in the case of the Company's tankers and ocean-going tank barges. However, because it is mutual insurance, the Company is exposed to funding requirements and coverage shortfalls in the event claims by the Company or other members exceed available funds and reinsurance.

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

     Safety. The Company manages its exposure to the hazards incident to its business through safety, training and preventive maintenance efforts. The Company places considerable emphasis on safety through a program oriented towards extensive monitoring of safety performance for the purpose of identifying trends and initiating corrective action, and for the purpose of rewarding personnel achieving superior safety performance. The Company believes that its safety performance consistently places it among the industry leaders as evidenced by what it believes are lower injury frequency and pollution incident levels than many of its competitors. The Company also participates in the American Waterway Operators responsible carrier program which is oriented to enhancing marine safety.

     The Company was honored by the Department of Transportation and the U.S. Coast Guard in September 1995 as the recipient of the William M. Benkert Award, the premier national award which recognizes excellence in all aspects of marine safety and environmental protection. The Company is the first recipient of this new award for the large vessel operator category. Given the national concern over the transportation of hazardous material and oil products, this award is independent affirmation of the Company's policies and achievements in the area of marine safety and environmental protection.

     Training. The Company believes that among the major elements of a successful and productive work force is effective training programs. The Company also believes that training in the proper performance of a job enhances both the safety and quality of the service provided. The cost of such training is money well spent and is regarded as an investment rather than an expense. The Company fully endorses the development and institution of effective training programs.

     The Company recognizes that each operating entity shares common ground with respect to its training needs. In this regard, the Company established a corporate training function in June 1994. The Kirby Marine Transportation Corporation Training Department is charged with developing, conducting and maintaining training programs for the benefit of all the Company's operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company's training facility includes state of the art equipment and instruction aids, including a working towboat and tank barge and shore tank facilities. During 1995, approximately 1,000 students completed courses at the training facility.

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

     The Company's commitment to quality has been expanded recently to include the installation and maintenance of Quality Assurance Systems in compliance with the International Quality Standard, ISO 9002 ("ISO"). As of March 13, 1996, nine of the Company's operations have been awarded ISO certification. Certified operations were as follows: Dixie's offshore operation, the first U.S. flag offshore operation to be certified; Dixie's canal operation, the second canal marine transportation company to be recognized; Brent Transportation, the first river operator to be certified; Western Towing, the first fleet operation and first marine carrier to be certified under the 1994 version of the ISO standard; and Sabine Transportation's harbor services operation, the first harbor tug operation to be certified. In 1995, an additional four of the Company's marine operations were certified under the ISO standard.

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

     Marine Systems operates through four divisions providing in-house and in-field repair capabilities. These four divisions are: Gulf Coast (based in Houma, Louisiana); East Coast (based in Chesapeake, Virginia); Midwest (based in East Alton, Illinois); and West Coast (based in National City, California and Seattle, Washington). All four of Marine Systems' divisions are nonexclusive authorized service centers for the Electro-motive Division of General Motors Corporation ("EMD") selling parts and service. Marine Systems is positioned through the location of its divisions to serve all of the marine industry of the United States. Marine Systems' Gulf Coast and Midwest divisions concentrate on larger diesel engines, including those manufactured by EMD, that are more commonly used in the inland and offshore barge and oil service industries. The East Coast division overhauls and repairs the larger EMD engines used by the military and commercial customers from Connecticut to Miami. The West Coast division concentrates on large EMD engines used by the offshore commercial fishing industry, the military, commercial business in the Pacific Northwest and customers in Alaska. Marine Systems' emphasis is on service to its customers and it can send its crews from any of its locations to service customers' equipment anywhere in the world.

     In May 1995, Marine Systems expanded its Gulf Coast division with the acquisition of Percle's E.M.D. Services Inc., a diesel repair facility located in Morgan City, Louisiana.

     The following table sets forth the diesel repair revenues of Marine Systems for the periods indicated (dollars in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                                 1993                1994                1995
                                            --------------      --------------      --------------
                 ACTIVITY                   AMOUNTS     %       AMOUNTS     %       AMOUNTS     %
------------------------------------------  -------    ---      -------    ---      -------    ---
Overhaul and repair.......................  $19,954     62%     $22,446     61%     $26,050     64%
Direct parts sales........................   11,998     38       14,294     39       14,653     36
                                            -------    ---      -------    ---      -------    ---
          Total...........................  $31,952    100%     $36,740    100%     $40,703    100%
                                            =======    ===      =======    ===      =======    ===

MARINE CUSTOMERS

     Major customers of Marine Systems include inland and offshore dry-bulk and tank barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities and the United States Coast Guard, Navy and Army. Marine Systems also provides services to the Company's fleet, which accounted for approximately 5% of Marine Systems' total 1995 revenues; however, such revenues are eliminated in consolidation and not included in the table above. No single customer of Marine Systems accounted for more than 10% of the Company's revenues in 1995, 1994 or 1993.

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

     Many of the parts sold by Marine Systems are generally available from other distributors; however, Marine Systems is one of a limited number of distributors of EMD parts. Although the Company believes it is unlikely, termination of Marine Systems' relationship with suppliers could adversely affect its business.

LOCOMOTIVE DIESEL REPAIR

     Through Rail Systems, the Company is engaged in the overhaul and repair of locomotive diesel engines and sale of replacement parts for locomotives serving the shortline and the industrial railroads within the continental United States. In October 1993, EMD awarded an exclusive United States distributorship to Rail Systems to provide replacement parts, service and support to these important and expanding markets. EMD is the world's largest manufacturer of diesel-electric locomotives, a position it has held for over 70 years. The operation of Rail Systems commenced in January 1994.

     Rail Systems has an office and service facility in Nashville, Tennessee. The service facility is primarily a parts warehouse. Service to the actual locomotives is completed at sites convenient for the customer by Rail Systems' service crews.

     The following table sets forth the diesel repair revenues of Rail Systems for the periods indicated (dollars in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                                1994                1995
                                                           --------------      --------------
                          ACTIVITY                         AMOUNTS     %       AMOUNTS     %
    -----------------------------------------------------  -------    ---      -------    ---
    Overhaul and repair..................................  $  246       3%     $  321       3%
    Direct parts sales...................................   8,283      97       9,514      97
                                                           -------    ---      -------    ---
              Total......................................  $8,529     100%     $9,835     100%
                                                           =======    ===      =======    ===

LOCOMOTIVE CUSTOMERS

     Shortline railroads have been a growing component of the United States railroad industry since deregulation of the railroads in the 1970's. Generally, shortline railroads have been created through the divestiture of branch routes from the major railroad systems. These short routes provide switching and short haul of freight, with an emphasis on responsive and reliable service. Currently, about 500 shortline railroads in the United States operate approximately 2,400 EMD engines. Approximately 280 United States industrial users operate approximately 1,300 EMD engines. Generally, the EMD engines operated by the shortline and industrial users are older and, therefore, may require more maintenance.

LOCOMOTIVE COMPETITIVE CONDITIONS

     As an exclusive United States distributor for EMD parts, Rail Systems provides EMD parts sales to these markets, as well as providing rebuild and service work. Currently, other than Rail Systems, there are three primary companies providing service for the shortline and industrial locomotives. In addition, the industrial companies, in some cases, provide their own service.

EMPLOYEES

     Marine Systems and Rail Systems have approximately 145 employees.

PROPERTIES

     The principal office of Marine Systems is located in Houma, Louisiana. Parts and service facilities are located in Houma, Louisiana; in Chesapeake, Virginia; in East Alton, Illinois; in National City, California and in Seattle, Washington. The Chesapeake, East Alton, National City and Seattle locations are on leased property and the Houma location is situated on approximately four acres of owned land. The principal office and service facility of Rail Systems is located in leased facilities in Nashville, Tennessee.

                                   INSURANCE

     The Company is engaged in the writing of property and casualty insurance primarily through a 47% voting common stock ownership of Universal Insurance Company ("Universal"), a corporation located in the Commonwealth of Puerto Rico. Since its formation in 1972, Universal has evolved primarily from an automobile physical damage insurer to a full service property and casualty insurer, with emphasis on the property insurance lines. Universal is ranked second among Puerto Rican insurance companies in terms of policyholders' surplus and admitted assets, and has achieved an A+ (Superior) rating from A. M. Best Company, a leading insurance rating agency, for twelve consecutive years.

     On September 25, 1992, Universal merged with Eastern America Insurance Company ("Eastern America"), a property and casualty insurance company in Puerto Rico, with Universal being the surviving entity. The Company owns 47% of the voting common stock of Universal and 100% of the non-voting preferred stock of Universal. Eastern America Financial Group, Inc. ("Eastern America Group"), the former parent of Eastern America, owns 53% of the voting common stock of Universal.

     In accordance with a shareholder agreement among Universal, the Company and Eastern America Group, through options and redemption rights, Universal has the right to purchase the Company's interest in Universal over a period of up to 12 years from September 1992. The result of such redemptions would be Eastern America Group becoming the owner of 100% of Universal's stock. Since December 1992, the date of the first redemption, Universal has redeemed from the Company, a total of 79,572 shares of Class B voting common stock and 40,600 shares of non-voting Class C common stock for a total redemption price of $20,016,000. In August 1994 and July 1995, Eastern America Group purchased from Universal 40,572 and 28,139 shares of Class A voting common stock for $7,000,000 and $5,000,000, respectively.

     Effective July 1, 1995, upon the reduction of the Company's voting common stock ownership to 47%, the Company's investment in Universal is accounted for under the equity in earnings method of accounting for the second half of 1995 and for future years. Prior period financial statements have not been restated.

INSURANCE OPERATION

     Universal writes a broad range of property and casualty insurance. Universal, however, is primarily a property insurer. Universal's principal property insurance line is automobile physical damage, specifically the vehicle single-interest and double-interest risks. Vehicle single-interest insures lending institutions against the risk of loss of the unpaid balance of their automobile loans with respect to financed vehicles and vehicle double-interest also insures the policyholders against risk of loss to their automobiles.

     Universal's insurance business is generated primarily through Eastern America Insurance Agency, an affiliate of Eastern America Group, and through independent agents and brokers in Puerto Rico. While no one agent other than the Eastern America Insurance Agency accounted for more than 5% of premiums written in 1995, Universal could be adversely affected if it were to lose several of its higher producing agents.

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

     Because Universal's business is written in Puerto Rico, Universal's insurance risk is not as diversified as the risk of a carrier that covers a broader geographical area. A natural catastrophe could cause property damage to a large number of Universal's policyholders, which would result in significantly increased losses to Universal. However, the Company believes that Universal's reinsurance program will limit its net exposure in any such catastrophe. Property damage from Hurricane Hugo in September 1989 attributable to Universal was approximately $34,000,000; however, the net impact was $1,450,000 after deducting the reinsurance recoverables.

     Universal's insurance business is governed by the Insurance Code of the Commonwealth of Puerto Rico and in accordance with the regulations issued by the Commissioner of Insurance of the Commonwealth of Puerto Rico.

REINSURANCE OPERATION

     Prior to 1991, the Company participated in the international reinsurance market through Mariner Reinsurance Company Limited ("Mariner"), a wholly owned subsidiary of the Company domiciled in Bermuda. From 1991 to present, Mariner has been in run-off, paying claims on business written prior to 1991 and not underwriting any new business.

     Effective May 31, 1995, Mariner entered into Commutation Agreements with parties representing the majority of its outstanding underwriting liabilities ("Commuting Parties") and simultaneously executed documents granting the Commuting Parties absolute interest in any assets of Mariner which remain upon liquidation of Mariner. Since May 31, 1995, Mariner has continued in run-off, as a solvent insurance company under Bermuda laws and regulations, paying claims of parties other than the Commuting Parties, while seeking to consummate commutations with the Commuting Parties as well. The effect of the May 31, 1995 transaction between Mariner and the Commuting Parties was to transfer to the Commuting Parties all of Mariner's interest in the equity and surplus assets of Mariner, if any, remaining at the time of the ultimate liquidation of Mariner. Loss of the Company's equity in Mariner was fully reserved in 1994 and the transaction was charged against that reserve in 1995.

CAPTIVE INSURANCE OPERATION

     The Company utilizes a Bermuda domiciled wholly owned insurance subsidiary, Oceanic Insurance Limited ("Oceanic"), to insure risks of the Company and its transportation and diesel repair subsidiaries and affiliated entities. Oceanic procures reinsurance in international markets to limit its exposure to losses.

ITEM 2. PROPERTIES

     The information appearing in Item 1 is incorporated herein by reference. The Company and Dixie currently occupy leased office space at 1775 St. James Place, Suite 300, Houston, Texas under a lease that expires in October 1996. The Company believes that its facilities are adequate for its needs and additional facilities would be readily available.

ITEM 3. LEGAL PROCEEDINGS

     See "Note 13" to the financial statements included under Item 8 elsewhere herein for a discussion of legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year December 31, 1995, no matter was submitted to a vote of security holders through solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

               NAME                  AGE                       POSITIONS AND OFFICES
-----------------------------------  ---     ---------------------------------------------------------
George A. Peterkin, Jr.............  68      Chairman of the Board of Directors
J. H. Pyne.........................  48      President, Director and Chief Executive Officer
Brian K. Harrington................  49      Senior Vice President, Treasurer and Assistant Secretary
G. Stephen Holcomb.................  50      Vice President, Controller, Assistant Treasurer and
                                             Assistant Secretary
Ronald C. Dansby...................  56      President -- Inland Chemical Division
Steven M. Bradshaw.................  47      President -- Inland Refined Products Division
Patrick L. Johnsen.................  50      President -- Offshore Division
Dorman L. Strahan..................  39      President -- Diesel Repair Division

     No family relationship exists between the executive officers or between the executive officers and the directors. Officers are elected to hold office until the annual meeting of directors, which immediately follows the annual meeting of stockholders, or until their respective successors are elected and have qualified.

     George A. Peterkin, Jr. holds a degree in business administration from the University of Texas and has served the Company as Chairman of the Board since April 1995. He has served as a Director of the Company since 1973 and served as President of the Company from 1976 to April 1995. He had served as a Director of Industries from 1969 to 1976 and as President of Industries from 1973 to 1976. Prior to that, he was President of Dixie from 1953 through 1972.

     J. H. Pyne holds a degree in liberal arts from the University of North Carolina and has served as President of the Company since April 1995. He has served as a Director of the Company since 1988 and President of Dixie since 1984. He had served as Executive Vice President of the Company from 1992 to April 1995. He also served in various operating and administrative capacities with Dixie from 1978 to 1984, including Executive Vice President from January to June 1984. Prior to joining Dixie, he was employed by Northrop Services, Inc. and served as an officer in the United States Navy.

     Brian K. Harrington is a Certified Public Accountant and holds an M.B.A. degree from the University of Oregon. He has served as Treasurer and Principal Financial Officer of the Company and Dixie since May 1989, Vice President since September 1989 and Senior Vice President since 1993. Prior to joining the Company, he was engaged as a financial consultant with emphasis in the petrochemical distributing industry, providing services to Dixie and other companies. Prior to 1979, he was Vice President of Planning, Marketing and Development for Paktank Corporation.

     G. Stephen Holcomb holds a degree in business administration from Stephen
F. Austin State University and has served the Company as Vice President, Controller, Assistant Treasurer and Assistant Secretary since January 1989. He also served as Controller from 1987 through 1988 and as Assistant Controller and Assistant Secretary from 1976 through 1986. Prior to that, he was Assistant Controller of Industries from 1973 to 1976. Prior to joining the Company, he was employed by Cooper Industries, Inc.

     Ronald C. Dansby holds a degree in business administration from the University of Houston and has served the Company as President - Inland Chemical Division since 1994. He also serves as President of Dixie

Marine, having joined the Company in connection with the acquisition of Alamo Inland Marine Co. ("Alamo") in 1989. He had served as President of Alamo since 1974. Prior to that, he was employed by Alamo Barge Lines and Monsanto Chemical from 1962 to 1973.

     Steven M. Bradshaw holds an M.B.A. degree from Harvard Business School and has served the Company as President -- Inland Refined Products Division since 1994. He also serves as Executive Vice President -- Marketing of Dixie since 1990 and served in various operating and administrative capacities with Dixie from 1981 to 1990, including Vice President -- Sales from 1985 to 1990. Prior to joining Dixie, he was employed by the Ohio River Company and served as an officer in the United States Navy.

     Patrick L. Johnsen holds a degree in nautical science from California Maritime Academy and has served as President -- Offshore Division since 1994. Prior to joining the Company in August 1993, he served in senior seagoing and shoreside capacities with Mobil Shipping and Transportation, including Chartering and United States Fleet Manager. Prior to joining Mobil in 1978, he was employed at sea by various shipping companies, including Sabine.

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

                                                                         SALES PRICES
                                                                       ----------------
                                                                       HIGH        LOW
                                                                       -----      -----
        1994
          First Quarter.............................................   $23 3/8    $20
          Second Quarter............................................    23         16
          Third Quarter.............................................    19 1/4     15 1/2
          Fourth Quarter............................................    19 3/4     15 3/4
        1995
          First Quarter.............................................    19 3/4     15 1/2
          Second Quarter............................................    18 1/8     13
          Third Quarter.............................................    17 1/4     14 7/8
          Fourth Quarter............................................    18         13 7/8
        1996
          First Quarter (through March 13, 1996)....................    18 7/8     16

     As of March 13, 1996, the Company had 26,260,566 outstanding shares held by approximately 2,050 stockholders of record.

     The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Since 1989, the Company has not paid any cash dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 1995. The information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company and the Financial Statements and Schedules included under Item 8 elsewhere herein (in thousands, except per share amounts):

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1991      1992(1)    1993(1)    1994(1)    1995(1)
                                              --------    -------    -------    -------    -------
Revenues:
  Transportation............................. $117,003    190,214    283,747    311,076    335,913
  Diesel repair..............................   34,288     35,753     31,952     45,269     50,538
  Insurance..................................   27,947     34,661     52,875     65,812     45,239(3)
  Investment income..........................    6,875      6,795      7,910      9,211      7,304
  Gain (loss) on disposition of assets.......    1,412        427        355        415       (249)
  Other......................................    1,508      1,653      1,565      1,354      1,405
                                              --------    -------    -------    -------    -------
                                              $189,033    269,503    378,404    433,137    440,150
                                              ========    =======    =======    =======    =======
Earnings before cumulative effect of
  accounting changes......................... $ 13,298     13,598     22,829     16,653      9,383
Cumulative effect on prior years of
  accounting changes(2)......................    --       (12,917)     --         --         --
                                              --------    -------    -------    -------    -------
          Net earnings....................... $ 13,298        681     22,829     16,653      9,383
                                              ========    =======    =======    =======    =======
Earnings (loss) per share of common stock:
  Primary:
     Earnings before cumulative effect of
       accounting changes.................... $    .61        .60        .86        .58        .34
     Cumulative effect on prior years of
       accounting changes(2).................    --          (.57)     --         --         --
                                              --------    -------    -------    -------    -------
          Net earnings....................... $    .61        .03        .86        .58        .34
                                              ========    =======    =======    =======    =======
  Fully diluted net earnings -- 1991 only.... $    .59
                                              ========
Weighted average shares outstanding..........   21,952     22,607     26,527     28,790     27,921
Net cash provided by continuing operations
  before extraordinary item and changes in
  assets and liabilities..................... $ 28,620     35,387     58,998     60,802     78,231
Capital expenditures......................... $ 38,215    132,537     90,542     79,464     50,197

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                1991      1992(1)    1993(1)    1994(1)    1995(1)
                                              --------    -------    -------    -------    -------
Property and equipment, net.................. $129,617    237,596    283,413    330,762    322,335
Total assets................................. $286,002    446,420    563,253    667,472    498,084
Long-term debt............................... $ 80,702    158,922    120,559    159,497    179,226
Stockholders' equity......................... $111,625    122,825    211,749    222,976    205,333

---------------

(1) Comparability with prior periods is affected by the acquisition of Sabine in the first quarter of 1992, the acquisition of Ole Man River and the merger with Scott Chotin in the second quarter of 1992, the merger with Eastern America in the third quarter of 1992, the acquisition of TPT in the first quarter of 1993, the merger with AFRAM Lines in the second quarter of 1993, the acquisition of Chotin Transportation in the fourth quarter of 1993, the acquisition of the tankers from Tosco and OMI in the third quarter of 1994 and the acquisition of the marine assets of Dow in the fourth quarter of 1994. For 1995, comparability with prior periods is affected by the Company's ownership of the voting stock of Universal declining to 47% on July 18, 1995, and the recording of the Company's investment in Universal on the equity method of accounting effective
     July 1, 1995.

(2) Cumulative effect on prior years from the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," net of equivalent income taxes and SFAS No. 109, "Accounting for Income Taxes."

(3) The Company changed its method of reporting its investment in Universal from a consolidated basis to the equity method of accounting in July 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

RESULTS OF OPERATIONS

     The Company reported net earnings of $9,383,000, or $.34 per share, on revenues of $440,150,000 for the 1995 year, compared with $16,653,000, or $.58 per share, on revenues of $433,137,000 for the 1994 year, and net earnings of $22,829,000 or $.86 per share, on revenues of $378,404,000 for the 1993 year.

     The Company's marine transportation segment's consolidated revenues totaled $335,913,000, or 76% of total revenues for 1995, compared with $311,076,000, or 72% of total revenues for 1994, and $283,747,000, or 75% of 1993 total revenues. Diesel repair revenues totaled $50,538,000, or 11% of total 1995 revenues, compared with $45,269,000, or 10% of total revenues for 1994, and $31,952,000, or 8% of 1993 total revenues. Insurance revenues totaled $45,239,000, or 10% of total 1995 revenues, compared with $65,812,000, or 15% of total revenues for 1994, and $52,875,000, or 14% of 1993 total revenues. Investment income, earned primarily from investments by the insurance segment, totaled $7,304,000 for 1995 compared with $9,211,000 for 1994 and $7,910,000 for 1993.

     Effective July 1, 1995, the Company began accounting for its investment in Universal, its property and casualty insurance subsidiary, under the equity method of accounting as a result of a redemption of Universal's common stock, reducing the Company's ownership to 47%. Prior period financial statements have not been restated. For the 1995 first six months and prior years, results for Universal were consolidated, with a minority interest expense recorded for Universal's minority shareholder.

     The 1995 results include a $17,500,000 pre-tax non-recurring charge in the 1995 third quarter. The after-tax effect of the charge was $13,000,000, or $.47 per share. Such charge was the result of adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The charge is more fully described below.

     In October 1995, the FASB approved the issuance of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 allows a company to adopt a fair value based method of accounting for an employee stock-based compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", the Company's current accounting method. The Company has undertaken a preliminary study of SFAS No. 123 and has determined that it will continue to follow the intrinsic value method prescribed by APB Opinion No. 25. The disclosures required by SFAS No. 123 will be included in the Company's consolidated financial statements for the year ended December 31, 1996.

     The Company conducts operations in marine transportation and diesel repair business segments. The Company also owns a 47% voting interest in a property and casualty insurance company.

  Marine Transportation

     The Company's marine transportation segment reported transportation revenues for the 1995 year of $335,913,000, an increase of 8% when compared with $311,076,000 reported for the 1994 year, and an 18% increase when compared with $283,747,000 reported for the 1993 year.

     Operating income for the marine transportation segment for the 1995 year totaled $42,805,000, including $2,638,000 from equity in earnings of marine partnerships, an increase of 36% compared with 1994 operating income of $31,397,000 and 1% over 1993 operating income of $42,208,000.

     For comparative purposes, the transportation revenues for the 1995, 1994 and 1993 years included acquired assets during 1994 and 1993 which contributed to the majority of the increase in revenues for each comparable year. In March 1993, the Company acquired the assets of TPT, in May 1993, the assets of AFRAM Lines and in December 1993, the assets of Chotin Transportation. In July 1994, the Company acquired four offshore tankers and in November 1994, the Company acquired the transportation assets of Dow. All of the above noted acquisitions were accounted for under the purchase method of accounting. Collectively, the above noted 1993 acquisitions generated revenues for the 1993 year of approximately $61,400,000 since their dates of acquisition and the above noted 1994 acquisitions generated revenues for the 1994 year of approximately $16,435,000 since their dates of acquisition.

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

  1995 Marine Transportation Revenues

     The Inland Chemical Division's transportation revenues for 1995 totaled $173,407,000, or 52% of total transportation revenues. Such amount represents a 23% increase compared with $141,390,000 reported in 1994. The Inland Chemical Division operates under long-term contracts, short-term contracts and spot movements of products. As of December 31, 1995 and 1994, approximately 80% of such movements were under contracts and approximately 20% were spot movements. The acquisition from Dow of 65 inland tank barges and the assumption of the lease of 31 inland tank barges from Dow along with a ten-year contract with Dow to provide inland bulk liquid marine transportation services, contributed to the majority of the 23% increase in 1995 over 1994.

     The demand for movements of industrial chemicals by the Inland Chemical Division remained strong during 1995. The second half of 1995 benefited from the full integration of the Dow fleet into the Division's fleet and the achievement of operating efficiencies from such integration.

     The movements of liquid fertilizer and anhydrous ammonia by the Inland Chemical Division is normally seasonal, coinciding with the spring and fall fertilizer season. The Upper Mississippi River flooding, more fully described below, extended both the spring and fall season as demand was enhanced from the flooding of the Midwest farmlands.

     Revenues from the Inland Refined Products Division for 1995 improved to $68,952,000, or 20% of total transportation revenues, an increase of 3% compared with $67,251,000 reported for 1994. The Inland Refined Products Division, like the Inland Chemical Division, operates under long-term contracts, short-term contracts and spot market movements. For 1995, approximately 55% of such movements were under term contracts and 45% were spot market movements. During 1995, the Inland Refined Products Division experienced strong demands for its services, however, when compared with 1994, movements were down slightly, as additional refinery capacity was added in the Midwest United States and pipeline efficiencies to the Midwest improved.

     Revenues from the Offshore Division for 1995 decreased 10% to $96,781,000, representing 29% of total transportation revenues for 1995, from the $107,198,000 reported in 1994. The Offshore Division, which participates in movements of both refined petroleum products and dry products, continued to experience weaknesses in certain of its offshore markets during 1995, due primarily to excess equipment capacity and reduced demand for movements of such products.

     The offshore movements of refined petroleum products continued to experience weaknesses, however, the offshore operations improved during 1995 when compared with 1994 from both a utilization and rate standpoint. The requirements for the use of reformulated gasoline under the Clean Air Act in non-attainment areas, effective January 1, 1995, was beneficial in placing eight of the Company's eleven offshore vessels operating at that time under term charters that became effective during the 1994 fourth quarter. Such charters ranged from six months to three years at favorable rates. During the 1995 first quarter, spot market rates for the three vessels operating in such market declined significantly, as the unusually mild winter in the Northeast and imports of gasoline from Europe decreased the normal movements of heating oil and gasoline from the Gulf Coast to the Northeast. Due to the lack of demand during the 1995 second quarter, three customers did not exercise renewal options for charters and the vessels were placed in the spot market. During the 1995 third quarter, one spot market tanker was laid-up, as rates did not justify an anticipated expenditure of approximately $1,000,000 to maintain the vessel's operating certificate. The laid-up tanker had an OPA expiration date of October 1996. In anticipation of the idle tanker not returning to service, effective September 30, 1995, the tanker was written down by approximately $700,000 to scrap steel value upon the adoption of SFAS No. 121 and subsequently scrapped in March 1996. Certain spot market tank vessels were laid-up for various periods of time during 1995 due to weak demand for equipment and resulting low rates. However, in December 1995, the demand for tank vessels increased significantly due to the cold weather in the Northeast and resulting low heating oil inventory levels. Such demand resulted in higher rates, although both demand and rates have subsequently abated.

     Movements for the transportation of food aid and related products under the United States Government's preference aid cargo programs and military cargo movements were sporadic during the 1995 year. During portions of 1995 all three freighters operating in this market have been laid-up at various times due to the market's excess capacity. Such excess capacity and lack of available cargos have resulted in rates that were inadequate to achieve profitability.

  1994 Marine Transportation Revenues

     The Inland Chemical Division's revenues for 1994 totaled $141,390,000, or 46% of total transportation revenues, an increase of 5% compared with $134,578,000 reported in 1993. The Inland Chemical Division operates under long-term contracts, short-term contracts and spot movements of products. As of December 31, 1994, approximately 80% of such movements were under contracts and approximately 20% under spot movements. Since March 1994, the Division experienced spot rate increases, and the higher spot rates were conducive to increases in contract rates as contracts were renewed.

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

     The Inland Refined Products Division experienced high utilization of its fleet during all of 1994. The division benefited substantially from the addition of 53 inland tank barges acquired from Chotin Transportation in December 1993, along with a transportation contract through the year 2000. The asset acquisition and resulting contract substantially increased the division's market presence in the contract and spot movements of refined petroleum products on the Mississippi River System.

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

     The offshore movements of refined products remained extremely weak during the 1994 year, with the exception of the first quarter and the latter portion of the fourth quarter. During the 1994 first quarter, certain vessels were engaged in spot market trade delivering heating oil to the Northeast due to the harsh 1994 winter season. Profitability of such spot market movements was adversely affected by the winter weather conditions, which hampered operating efficiencies. During the 1994 second quarter, three of the Company's offshore liquid vessels were idle and during the 1994 third quarter and early fourth quarter, as many as six of the Company's offshore liquid vessels were idle, including the three tankers acquired from OMI in July 1994. Spot market rates during the 1994 second, third and a portion of the fourth quarter were extremely low.

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

     Movements for the transportation of food commodities and related products under the United States Government's preference aid cargo programs and military household goods movements also remained weak. Excess equipment capacity and a reduction in available movements led to rates that were significantly lower than 1993 rates for the market. Such weakness in the market resulted in one of the Company's ships being idle for three weeks during the 1994 third quarter and one ship was idle for the latter part of December. The softness in the overall preference aid cargo market also negatively affected the Company's other offshore dry cargo barge and tug units that primarily work under a long-term contract with an electric utility company, but periodically operate in the preference aid market as a supplement to their long-term contract movements.

  1993 Marine Transportation Revenues

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

     Movements of liquid fertilizer and anhydrous ammonia remained at a high level during 1993 due to continued heavy usage of fertilizer products and consistent exports. For the 1993 year, the movements of liquid fertilizer were conducted well past the normal fertilizer season, the result of enhanced demand due to the flooding of the upper Mississippi River farmlands more fully described below.

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

     Revenues for the Offshore Division increased 115% to $108,376,000, contributing 38% of the Company's total transportation revenues. The acquisition of AFRAM in May 1993 accounted for a significant portion of the year-to-year gain. Throughout 1993, the division's break-bulk vessels remained in heavy demand, being removed from service only for scheduled maintenance. The Offshore Division's liquid market, however, reflected price and demand weakness due to excess capacity in the offshore liquid market, particularly affecting spot market rates. During 1993, certain offshore liquid vessels were idle due to lack of business.

  Marine Transportation Costs and Expenses

     Costs and expenses, excluding interest expense and the $17,500,000 write-down as discussed below, for the marine transportation segment for the 1995 year increased to $295,765,000, an increase of 6% over the comparable 1994 costs and expenses of $280,186,000 and 22% over the 1993 costs and expenses of $242,553,000. The majority of the increases for the comparable periods reflect the costs and expenses, including depreciation, associated with the acquisitions, mergers and asset purchases consummated during the 1995, 1994 and 1993 years, as more fully described in Business Acquisitions and Developments below. In addition, the increases for each year reflect higher equipment costs, health and welfare costs, general and administrative costs and inflationary increases in costs and expenses. Specific events which affected the costs and expenses for each of the last three years are more fully described below.

  1995 Marine Transportation Costs and Expenses

     As stated above, in September 1995, the Company adopted SFAS No. 121, which establishes standards for the impairment of long-lived assets, certain identifiable intangibles related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reduced the carrying value of certain marine transportation equipment and related intangibles by taking a $17,500,000 pre-tax, non-recurring charge in the 1995 third quarter. The after-tax effect of the charge was $13,000,000, or $.47 per share. The Company reviewed long-term assets and certain identifiable intangibles for impairment by division, and by vessel class within each division. For purposes of determining fair value, the Company estimated future net cash flows expected to be generated, assuming the above asset groups. Approximately $16,700,000 of the $17,500,000 charge reduced the carrying value of the three freighters and related intangibles engaged in preference aid cargo and military cargo movements. Freight rates, which have been depressed since 1994, were not expected to recover to levels which would allow the freighters to make consistent contributions to earnings. The freighters were reduced to a fair market value of $4,600,000. In addition to the charge, the Company also reduced administrative overhead associated with the freighters through employee reductions, office closure and internal merging of the shoreside support functions of the freighter operations with the tanker operations. The Company is prepared to exit the preference aid and military cargo markets by selling or scrapping the freighters if demand and rates do not return to profitable levels.

     The marine transportation segment's inland operations were negatively affected by the upper Mississippi River System closure for all marine transportation movements from May 19 through June 9, 1995 and, to a lesser extent, flooding in the Arkansas River. The closure of the upper River, the result of severe flooding, resulted in idle, delayed or diverted equipment equal to approximately 10% of the Company's inland tank barge fleet. When the upper River opened, operations were impeded by channel silting which restricted drafts, and in some cases, briefly closed the upper River in certain areas. The closure marked the second time in three years the upper River has closed due to flooding. In the previous 25 years, the upper River has closed four times as a result of flooding. The Company estimated that operating income was reduced by approximately $1,250,000 ($800,000 after taxes or $.03 per share) from the effects of the upper River and Arkansas River flooding. Additionally, in the third quarter, the Illinois River was closed for lock repairs for almost the entire quarter and numerous hurricanes during 1995 affected the operating results of the inland operations.

     In 1994, the Company formed a captive insurance operation, Oceanic, to insure the majority of risks previously self-insured by the Company and to access the reinsurance market directly. During 1995, the effect of insuring casualty losses, previously expensed on an incurred basis, was to increase insurance expense charged to the Company's subsidiaries by approximately $2,000,000.

  1994 Marine Transportation Costs and Expenses

     During the 1994 first quarter, one of the Company's offshore dry cargo barge and tug units experienced difficulties with collection of its empty containers from several voyages carrying preference aid cargo to Haiti, which, during that time, was politically unstable. Collectively, the voyages to Haiti reduced the Company's 1994 first quarter earnings before taxes by an estimated $1,750,000 ($1,150,000 after taxes, or $.04 per share).

     The Company's foreign flag container service, which provided a direct all-water transportation service from Memphis, Tennessee to Mexico and Central America, was discontinued effective August 24, 1994. Aggressive pricing from competitors resulted in slower than anticipated acceptance of the service. Volumes were increasing with each voyage; however, operating losses and the negative prospect for future profitability did not warrant continuation of the service. Since inception in February 1994, the operation suffered operating losses through August 24 of approximately $1,925,000 ($1,250,000 after taxes, or $.04 per share). Additionally, shut-down expenses totaled approximately $525,000 ($350,000 after taxes, or $.01 per share).

  1993 Marine Transportation Costs and Expenses

     The transportation segment's inland operations were curtailed during the 1993 third quarter by flooding on the upper Mississippi River and the closing of the Algiers Lock at New Orleans. Collectively, the pretax effect of the two events reduced the 1993 results by an estimated $2,400,000 ($1,600,000 after taxes, or $.06 per share).

     Flooding on the upper Mississippi River closed the upper River to marine transportation movements from June 24 through August 22 and continued to disrupt deliveries even after that date. Movements north of Cairo, Illinois were curtailed substantially; several of the inland river towing units were stranded by the flood; and the segment's lower Mississippi River marine operations were rescheduled. The closing of the Algiers Lock for repair from July 1 through September 10 required the inland towing vessels to use alternate routes, which resulted in time delays. The Algiers Lock is situated along the main artery of the Intracoastal Waterway near New Orleans.

  Marine Transportation Operating Income

     The Company's Inland Chemical and Refined Products Division's operating income for the 1995 year totaled $38,404,000, an increase of 18% compared with 1994 operating income of $32,639,000 and 68% over 1993 operating income of $22,898,000. Operating margins for 1995 increased to 16.1% compared with 15.9% for 1994 and 12.8% for 1993.

     For 1995, the Offshore Division's operating income totaled $1,763,000 compared with an operating loss of $1,242,000 in 1994 and an operating income of $19,310,000 in 1993. Operating margins for 1995 were 1.8% compared with a negative 1.2% for 1994 and an operating margin of 18.2% for 1993.

     During 1994, as noted above, the formation of Oceanic and the effect of insuring casualty losses, previously expensed on an incurred basis, was to increase insurance expense charged to the Company's subsidiaries by approximately $3,000,000.

DIESEL REPAIR

     The Company's diesel repair segment reported diesel repair revenues for the 1995 year of $50,538,000, reflecting a 12% increase compared with $45,269,000 for 1994 and a 58% increase compared with $31,952,000 for 1993. Revenues for the 1995 and 1994 years reflect the formation of a new diesel repair operation which provides parts and service to shortline railroads and industrial companies that operate locomotives.

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

  1995 Diesel Repair Revenues

     Revenues for the Marine Diesel Repair Division increased to $40,703,000, contributing 81% of the diesel repair segment's total revenues during 1995. Such revenues represented an 11% increase compared with the $36,740,000 reported in 1994. During 1995, as in prior years, the division continued to operate in a very competitive market; however, the Gulf Coast and Midwest markets benefited from the overall general health of the inland tank barge and dry cargo industry, the main customer base for such markets. The East Coast market remained stable during 1995 from military customers; however, revenues from the West Coast declined as the division shifted its focus from the South Pacific fishing fleet to the North Pacific fishing fleet.

     Revenues from the Rail Diesel Repair Division increased to $9,835,000, contributing 19% of the diesel repair segment's total revenues during 1995. Such revenues represented a 15% increase when compared with $8,529,000 of revenues reported in 1994. The division continues to expand its aftermarket parts sales as the exclusive distributor to shortline and industrial railroads for EMD, the world's largest manufacturer of locomotives.

  1994 Diesel Repair Revenues

     The Marine Diesel Repair Division's revenues increased to $36,740,000, contributing 81% of the diesel repair segment's total revenues during 1994, an increase of 15% compared with the $31,952,000 reported in 1993. Operating in a very competitive market, the Marine Diesel Repair Division reflected significant improvements in its Midwest and Gulf Coast markets, particularly during the second half of 1994. Inland dry-bulk cargo carriers had slowly rebounded from the effects on their business from the upper Mississippi River flooding during the 1993 third quarter. As a result of the flooding, which caused depressed coal and grain markets, the division's customers either curtailed or postponed scheduled repairs and maintenance and significantly curtailed parts purchases. The East Coast markets also reflected improvements during the second half of 1994 as military customers enhanced their repair and maintenance activities. Also, the West Coast market improved, as a hike in tuna prices enabled the offshore fishing customers to slowly rebound from depressed 1993 and 1992 fishing markets.

     The Rail Diesel Repair Division, which commenced operations in January 1994, reported revenues for 1994 of $8,529,000, contributing 19% of the diesel repair segment's 1994 total revenues. The Rail Diesel Repair Division reported a modest profit from its first year of operations.

  1993 Diesel Repair Revenues

     Revenues for the Marine Diesel Repair Division fell 11% to $31,952,000 from the $35,753,000 reported in 1992. Flooding in the upper Mississippi River during the 1993 third quarter resulted in a significant reduction in revenues from the Midwest market, which consists primarily of the inland barge industry. Customers either curtailed or postponed scheduled maintenance and parts purchases. The East Coast market, catering to the military, was negatively affected by United States military reductions and governmental budget restraints. The West Coast market, catering to the offshore tuna fishing industry, was hindered by deferred maintenance to their commercial customer's fleets due to the low worldwide price of tuna. In the Gulf Coast market, business remained relatively constant.

  Diesel Repair Costs and Expenses

     Costs and expenses, excluding interest expense, for the diesel repair segment for 1995 totaled $47,138,000, compared with $42,179,000 for 1994 and $30,121,000 for 1993. The increase of 12% for 1995 compared with 1994 reflected the continued growth in revenues from both the Marine Diesel Repair Division and the Rail Diesel Repair Division. The 40% increase for 1994 compared with 1993 reflected the overall growth in revenues for the Marine Diesel Repair Division, as well as costs and expenses associated with the commencement of the Rail Diesel Repair Division. The 1993 reduction reflected the overall decline in revenues and its negative effect on the segment's profit margin.

  Diesel Repair Operating Income

     The diesel repair operating income for 1995 was $3,504,000, an increase of 11% compared with 1994 operating income of $3,163,000 and 84% over 1993 operating income of $1,904,000. Operating margins for 1995 were 6.9% compared with 7.0% for 1994 and 5.9% for 1993. The 1995 results reflect continued pressure on parts sales margins brought about by price competition in the industry.

PROPERTY AND CASUALTY INSURANCE

  1995 Change in Method of Accounting for Investment

     The Company currently has a 47% voting common stock ownership of Universal, a full service property and casualty insurance company, which operates exclusively in the Commonwealth of Puerto Rico. On July 18, 1995, Universal redeemed $5,000,000 of its common stock from the Company and sold $5,000,000 of its common stock to Eastern America Group, thereby reducing the Company's voting ownership from 58%, prior to such redemption and sale, to the current 47%. Such redemption and sale increased Eastern America Group's voting ownership from 42% to the present 53%.

     Effective July 1, 1995, the Company is accounting for its investment in Universal under the equity in earnings method of accounting. Prior period financial statements have not been restated. For the 1995 first six months, results for Universal are consolidated with a minority interest expense recorded for Eastern America's interest. For the last six months of 1995, the Company's investment in Universal is recorded on the equity in earnings method of accounting.

     Comparability of net premiums earned, commissions earned on reinsurance, investment income, losses, claims and settlement expenses, policy acquisition costs, minority interest expense and, to a lesser extent, selling, general and administrative expenses, taxes, other than on income and depreciation and amortization were affected by the change in the method of accounting for the Company's investment in Universal effective July 1, 1995. Universal has continued to expand its vehicle single-interest and double-interest lines of business primarily the result of strong automobile sales in Puerto Rico and from Universal's expanded market share.

     The amount recorded by the Company as equity in earnings for the Company's investment in Universal is influenced to the extent that anticipated future redemptions by Universal of its common stock exceed the Company's investment in Universal's stock. The Company also has an investment in Universal's nonvoting preferred stock (100%). Because the preferred stock controls a separate portfolio of U.S. Treasury Securities, the Company accounts for this preferred stock under SFAS 115. Therefore, the interest earned, as well as the realized gains from the sale of U.S. Treasury Securities collateralizing the preferred stock, are included as part of equity in earnings of insurance affiliate. During the 1995 third quarter, the Company recognized $650,000 of realized gains from the sale of such U.S. Treasury Securities, which are included in equity in earnings of insurance affiliate.

     The Company's portion of Universal's pretax earnings for 1995 totaled $5,570,000, of which pretax earnings of $3,971,000 are consolidated through the 1995 first six months and $1,599,000 are recorded as equity in earnings of insurance affiliate for the 1995 second half.

     Since merging with Eastern America in September 1992, Universal's premiums earned in 1995 compared with 1992 increased 209%, and its earnings before taxes on income for 1995 compared with 1992 increased 404%. In addition, Universal's investment income, from its growing investment portfolio, increased 101% when comparing 1995 with 1992. Since the date of the merger, the Company's voting common stock ownership has declined from 75% to 47% and, in addition to the reduction in ownership as stated above, the amount recorded by the Company as equity in earnings for the Company's investment in Universal is influenced to the extent that anticipated future redemptions by Universal of its common stock exceed the Company's investment in Universal's stock.

  1994 Property and Casualty Insurance Revenues

     The Company's property and casualty insurance segment reported premiums written of $111,415,000 for 1994, an increase of 38% compared with premiums written of $80,993,000 for 1993. Net premiums earned for 1994 totaled $61,477,000, an increase of 27% compared with net premiums earned of $48,243,000 for 1993.

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

     The 27% increase in net premiums earned for 1994 over 1993 reflected the amortization of net premiums written over the life of a policy. The substantial increase reflected the result of the 38% increase in premiums written during 1994, as well as the significant increase in premiums written during 1993. Net premiums earned reflects the amortization of net premiums written over the life of the policy. Net premiums earned continued to be negatively affected by higher reinsurance costs for the commercial multiple-peril line associated with the ceding of a portion of the gross premiums written under the segment's reinsurance program. During 1994, some stabilization had occurred, however, reinsurance rates remained high.

  1993 Property and Casualty Insurance Revenues

     Premiums written reflected a 53% increase in 1993 to $80,993,000. Business generated from Eastern America's portfolio, brought in with the merger of Eastern America with and into Universal in September 1992, was the primary reason for the increase. A new government policy, two vehicle single-interest portfolio transfers and the addition of vehicle single-interest business from two financial institutions, which was the result of an improvement in automobile sales in 1993, also contributed to the significant improvement in premiums written.

     Net premiums earned increased 63% in 1993 to $48,243,000, reflecting the hike in the business volume from the merger with Eastern America, as well as a significant increase in the single-interest line of business during 1993. As in 1994, net premiums earned for 1993 were negatively affected by the hike in reinsurance cost, primarily the result of the number of worldwide catastrophic events within the past few years.

  Property and Casualty Insurance Investment Income

     Investment income is generated primarily from the segment's investment in United States Treasury securities, due to their investment safety and favorable Puerto Rico tax treatment. Investment income totaled $8,706,000 for 1994 compared with $7,741,000 for 1993. The hike in interest rates during 1994 contributed to the 12% increase for 1994; however, prior to the decline in interest rates, the segment procured a constant yield on a large portion of its Untied States Treasury securities with fixed rates. Even though interest rates remained low during 1993, the insurance segment's investment income increased 20%. The 1993 investment income also benefited from the merger with Eastern America in 1992.

  Property and Casualty Insurance Costs and Expenses

     Losses, claims and settlement expenses for 1994 totaled $44,634,000 compared with $37,496,000 for 1993. The 19% increase for 1994 reflected a significant increase in business volume, particularly the vehicle double-interest line and a favorable year for actual loss events. For 1993, the 43% increase in losses, claims and settlement expenses reflected the merger with Eastern America as well as an increase in all lines of insurance, with the emphasis on the vehicle single-interest line.

     Losses, claims and settlement expenses for the 1994 year included a reserve of $2,000,000 for potential, but as yet unreported, losses related to Mariner. During 1970 through 1990, Mariner participated in the writing of property and casualty reinsurance. Mariner received certain delayed large loss advices, which resulted in the increases in the loss reserves. The 1990 year was the last year for participation in the reinsurance market.

  Property and Casualty Insurance Pretax Earnings for 1994 and 1993

     The Company's portion of the property and casualty insurance segment's pretax earnings totaled $5,119,000 for 1994, an increase of 13% compared with net earnings of $4,539,000 for 1993, in spite of a reduction of the Company's ownership position from 70% to 58% during 1994.

FINANCIAL CONDITIONS, CAPITAL RESOURCES AND LIQUIDITY

  Balance Sheet

     Total assets as of December 31, 1995 were $498,084,000, a decrease of 25% when compared with total assets of $667,472,000 as of December 31, 1994 and 12% lower than the December 31, 1993 total assets of $563,253,000. The December 31, 1995 total asset decrease is partially due to the adoption of SFAS No. 121 and subsequent reduction of certain equipment and related intangibles by $17,500,000, as well as the change in the method of accounting for the Company's investment in Universal to the equity method of accounting effective July 1, 1995. The insurance assets, $216,666,000 as of December 31, 1994, were eliminated in the change in accounting method while investment in insurance affiliate of $44,785,000, representing the Company's equity in Universal, was included as an asset as of December 31, 1995.

     Total liabilities as of December 31, 1995 totaled $292,751,000, a decrease of 34% when compared with total liabilities of $444,496,000 as of December 31, 1994 and 17% lower than the December 31, 1993 total liabilities of $351,504,000. The December 31, 1995 total liability decrease is also primarily the result of the change in the method of accounting for the Company's investment in Universal to the equity method of accounting, effective July 1, 1995. The insurance liabilities as of December 31, 1994 totaled $177,790,000.

  Treasury Stock Purchases

     During 1995, the Company purchased 2,224,071 shares of its own common stock at a total price of $33,386,000, for an average price of $15.01. Such repurchases reduced stockholders' equity by $33,386,000. On October 17, 1995, the Board of Directors increased the Company's common stock repurchase authorization to 4,250,000 shares, an increase of 2,250,000 over the 2,000,000 shares authorized in August 1994. The Company as of March 13, 1996 had 2,026,000 shares available under the repurchase authorization. The Company is authorized to purchase its common stock on the American Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

  Long-Term Financing

     In December 1994, the Company established a $250,000,000 medium term note program providing for the issuance of fixed rate or floating rate notes with the maturities of nine months or longer. The shelf registration program, registered with the Securities and Exchange Commission, was activated in March 1995 with the issuance of $34,000,000 of the authorized notes. The issued medium term notes bear interest at an average fixed rate of 7.77% with a maturity of March 10, 1997. Proceeds from sale of the notes were used to retire the Company's outstanding bank term loan in the amount of $10,286,000 due June 1, 1997 and to reduce the Company's outstanding revolving credit loans by $23,714,000. The Company's outstanding bank term loan in the amount of $10,666,000 due March 6, 1997, was retired on March 20, 1995 with proceeds borrowed under the Company's revolving credit agreements. In June 1995, the Company issued $45,000,000 of authorized notes, bearing a fixed interest rate of 7.25%, with a maturity of June 1, 2000. Proceeds from the sale of the notes were used to reduce the Company's outstanding revolving credit loans. The remaining $171,000,000 available under the medium term note program will provide financing for future business and equipment acquisitions and working capital requirements.

     The Company and Dixie have separate revolving credit agreements with an established line of credit of $50,000,000 each. The credit agreements provide the Company and Dixie options on interest rates based on prime, Eurodollar or CD rates. The credit agreements have a maturity date of June 30, 1997. Proceeds under the credit agreements can be used for general corporate purposes, the purchase of new or existing equipment, or for business acquisitions. As of March 13, 1996, the Company and Dixie had $21,000,000 and $24,400,000, respectively, available for takedown under the credit agreements.

     Subsequent to December 31, 1995, the Company has agreed to new terms regarding the revolving credit agreements. Under the new terms, the existing credit agreement with Dixie would be combined into a single $100,000,000 credit agreement with the Company. The new credit agreement is expected to be executed in March 1996.

     In June 1993, the Company redeemed the entire $50,000,000 aggregate principal amount of its 7 1/4% Convertible Subordinated Debentures due 2014 ("Debentures") issued in October 1989 at a redemption price of 105.075% of the principal amount of the Debentures, plus accrued interest on the principal of the Debentures from April 1, 1993 to the date fixed for redemption. The holders of the entire $50,000,000 of Debentures elected to convert such Debentures into common stock of the Company at a conversion price of $11.125 per share. The conversion of the Debentures increased the issued and outstanding common stock of the Company by 4,494,382 shares.

     In November 1994, Dixie entered into a $10,000,000 acquisition credit facility with Texas Commerce Bank National Association that provided the transportation segment with in-place additional financing for the Dow transportation asset acquisition completed in November 1994. The acquisition credit facility was never activated and expired on May 4, 1995.

  Business Acquisitions and Developments

     Following the Company's stated strategy of acquiring businesses to complement its existing operations, the Company has been actively engaged in the acquisition of, or merger with, companies during the 1993 and 1994 years.

     On March 3, 1993, the Company completed the purchase of TPT for $24,400,000 in cash. TPT was engaged in the inland marine transportation of industrial chemicals and lube oil primarily from the Gulf Intracoastal Waterway to customers primarily on the upper Ohio River. TPT's inland fleet consisted of 61 owned and six leased double skin tank barges, four owned and one leased single skin tank barges and five owned towboats. Of the 72 barges, 32 were equipped with vapor control systems while 30 barges were dedicated to the transportation of lube oil, where vapor control equipment is not required. The Company has continued to use the assets of TPT in the same business that TPT conducted prior to the purchase. The asset purchase was financed under the transportation segment's bank revolving credit agreement. Based on unaudited information, TPT had total revenues for the fiscal year ended September 30, 1992, of $17,000,000. Operations of the assets acquired from TPT were included as part of the Company's operations effective March 3, 1993, in accordance with the purchase method of accounting.

     On May 14, 1993, the Company completed the acquisition of AFRAM Lines by means of a merger with and into a wholly owned subsidiary of the Company, for an aggregate consideration of $16,725,000. In addition, the merger provided for an earnout provision not to exceed $3,000,000 in any one year and not to exceed a maximum of $10,000,000 over a four-year period. The earnout provision will be recorded as incurred as an adjustment to the purchase price. An earnout of $3,000,000 was paid in April 1994 for the period from April 1, 1993 to March 31, 1994. As of December 31, 1994, an $884,000 earnout provision had been recorded for the period April 1, 1994 to December 31, 1994; however, only $697,000 was actually paid in 1995 due to a negative adjustment to the earnout provision from January 1 to March 31, 1995. For the period from April 1 to December 31, 1995, no earnout provision had been accrued. Under the terms of the merger, the Company issued 1,000,000 shares of its common stock in exchange for all of AFRAM Lines' outstanding stock and paid certain executives and shareholders of AFRAM Lines agreements not to compete totaling $2,000,000. AFRAM Lines, located in Houston, Texas, was engaged in the worldwide transportation of dry-bulk, container and palletized cargos, primarily for departments and agencies of the United States Government. The

Company has continued to use the assets of AFRAM Lines in the same business that AFRAM Lines conducted prior to the merger. AFRAM Lines' fleet consisted of three U.S. flag container and break-bulk ships which specialize in the transportation of United States Government military and aid cargos. Based on audited information, AFRAM Lines recorded transportation revenues for the years ended June 30, 1992 and 1991 of $38,758,000 and $29,817,000, respectively. Unaudited historical transportation revenues for the year ended December 31, 1992 were $46,268,000. The merger, effective as of April 1, 1993, was accounted for in accordance with the purchase method of accounting. The financial results for the 1993 year include the net earnings from the operations from May 14, 1993, as the net earnings from April 1, 1993 to May 14, 1993 were recorded as a reduction of the purchase price.

     As an expansion of the diesel repair segment, the Company is engaged through Rail Systems in the overhaul and repair of locomotive diesel engines and sale of replacement parts for locomotives, serving shortline and industrial railroads within the continental United States. In October 1993 EMD, the world's largest manufacturer of locomotives, awarded an exclusive shortline and industrial rail distributorship to Rail Systems to provide replacement parts, service and support to these important and expanding markets. The operations of Rail Systems commenced in January 1994.

     On December 21, 1993, OMR Transportation completed the cash purchase of certain assets of Chotin Transportation for $14,950,000 in cash. Chotin Transportation, located in Cincinnati, Ohio, was engaged in the inland marine transportation of refined products by tank barge primarily from the lower Mississippi River to the Ohio River under a long-term contract with a major oil company. The Company has continued to use the assets of Chotin Transportation in the same business that Chotin Transportation conducted prior to the purchase. The purchased properties included 50 single skin and three double skin inland tank barges and a transportation contract, which expires in the year 2000. The asset purchase was funded by borrowings under the transportation segment's bank revolving credit agreement. Operations of the assets acquired from Chotin Transportation were included as part of the Company's operations effective December 21, 1993, in accordance with the purchase method of accounting.

     In March 1994, the Company, through its subsidiary, Americas Marine, began all-water marine transportation service between Memphis, Tennessee and Mexico, Guatemala, Honduras and El Salvador. The transportation containership service utilized a chartered foreign flag river/ocean vessel which offered direct sailing between these locations. The service provided exporters and importers in the north, central and mid-south states with a direct shipping alternative between the locations on a fourteen day round trip basis. In August 1994, the Company discontinued the service as aggressive pricing from competitors resulted in slower than anticipated acceptance of the service. Volumes were increasing with each voyage; however, operating losses and the negative prospects for future profitability did not warrant continuation of the service.

     On July 1, 1994, a subsidiary of the Company completed the purchase of a U.S. flag tanker from Tosco. The single hull tanker was placed in service in late August 1994, after undergoing capitalized restorations and modifications. The tanker will be utilized in the carriage of refined petroleum products in United States coastwise trade and is currently operating under a three year charter. The tanker has a capacity of 266,000 barrels and a deadweight tonnage of 37,750. The tanker will be retired from service in compliance with the OPA on January 1, 1999. Funding for the transaction was provided through the Company's bank revolving credit agreement. Operations of the asset acquired from Tosco were included as part of the Company's operations effective July 1, 1994, in accordance with the purchase method of accounting.

     On July 21, 1994, a subsidiary of the Company completed the purchase of three U.S. flag tankers from OMI for $23,750,000. The single hull tankers will transport refined petroleum products primarily between the United States Gulf Coast, Florida and the mid-Atlantic states. Each of the tankers has a total capacity of 266,000 barrels and a deadweight tonnage of 37,853. In compliance with the OPA, the three tankers will be retired from service on January 1, 2000. Funding for the transaction was provided through the Company's bank revolving credit agreement. Operations of the three tankers acquired from OMI were included as part of the Company's operations effective July 21, 1994, in accordance with the purchase method of accounting.

     On November 16, 1994, a subsidiary of the Company completed the purchase of certain marine assets of Dow for $24,031,000 in cash. The purchased assets consisted of 65 inland tank barges, one river towboat and two shifting boats. The Company also assumed from Dow the leases on an additional 31 inland tank barges and two towboats. In addition, the Company entered into a contract with Dow to provide for Dow's inland bulk liquid marine transportation requirements for a period of ten years. Dow is a major manufacturer of petrochemicals, industrial chemicals and related bulk liquid products and historically has used its own barges and outside towing resources to service its inland marine transportation requirements. Dow produces its products at its Freeport, Texas manufacturing complex, other plants in Louisiana and at various other United States locations. A number of the Dow plants, as well as their suppliers and customers, rely extensively on water transportation for moving products between Dow's manufacturing facilities, for shipment to the ultimate users and to move certain raw materials purchased by Dow. The asset purchase was funded by borrowings under the Company's and transportation segment's bank revolving credit agreements. Operations of the assets acquired from Dow were included as part of the Company's operations effective November 16, 1994, in accordance with the purchase method of accounting.

  Capital Expenditures

     The Company continued to enhance its existing operations through the acquisitions of existing equipment during the 1993, 1994 and 1995 years and the construction of new equipment during the 1994 and 1995 years.

     In May 1994, the Company entered into a contract for the construction of 12 double skin 29,000 barrel capacity inland tank barges for use in the movement of industrial chemicals and refined products. In February 1995, the Company exercised the option under the contract to construct 12 additional barges. As of March 13, 1996, the Company had received 15 barges, and the remaining nine barges are scheduled to be delivered one each month thereafter. A third option for the construction of 12 additional barges was not exercised. In addition, in April 1995, the Company entered into a contract for the construction of two double skin 17,000 barrel capacity inland tank barges for use in the industrial chemical market. One barge was placed in service in October 1995 and the second barge in January 1996. The new construction program, estimated to total approximately $18,000,000 during the 1996 year, is consistent with the Company's long-term strategy of upgrading its equipment to service the needs of its customers and to enhance its market position. Funds for the continuing construction project are anticipated to be available through 1996 net cash provided by operating activities.

     In 1993, three existing double skin inland tank barges were purchased and renovated for use in the agricultural chemical market, three existing inland towboats were purchased for use in the refined products market and one existing inland towboat was purchased for use in the fleeting and shifting operation. In 1994, two existing double skin inland tank barges were purchased for use in the agricultural chemical market, one existing inland towboat was purchased and renovated for use in the industrial chemical market and two existing inland towboats were purchased and renovated for use in the refined products market. In 1995, one existing double skin inland tank barge and four existing inland towboats were purchased for use in the industrial chemical market, and four existing double skin inland tank barges and three existing inland towboats were purchased for use in the refined products market. In addition, during 1995 two existing inland towboats were purchased for use in the fleeting and shifting operation and two existing double skin inland tank barges were purchased for use in the agricultural chemical market.

  Liquidity

     The Company has generated net cash provided by operating activities of $81,679,000, $85,400,000 and $61,614,000 for the years ended December 31, 1995,
1994 and 1993, respectively. Such funds are available for capital construction projects, treasury stock purchases, asset acquisitions, repayment of borrowings associated with asset acquisitions and for other operating requirements. In addition to its cash flow provided by operating activities, the Company also has available as of March 13, 1996 $45,400,000 under its revolving credit agreement and $171,000,000 available under its medium term note program.

     During the last three years, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel, can be passed through to its customers, while the transportation assets acquired and accounted for using the purchase method of accounting were adjusted to a fair market value and, therefore, the cumulative long-term effect on inflation was reduced. The repair portion of the diesel repair segment is based on prevailing current market rates. The Company does not presently use financial derivatives, but uses a mix of floating and fixed rate debt. The Company has no foreign exchange risks.

     The Company has no present plan to pay dividends on its common stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report (see Item 14, page 66).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its independent accountants as contemplated in Item 304 of Regulation S-K.

                                    PART III

ITEMS 10 THROUGH 13.

     The information for these items has been omitted inasmuch as the registrant will file a definitive proxy statement with the Commission pursuant to the Regulation 14A within 120 days of the close of the fiscal year ended December 31, 1995, except for the information regarding executive officers which is provided in a separate item caption, "Executive Officers of the Registrant," and is included as an unnumbered item following Item 4 in Part I of this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Kirby Corporation:

     We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Universal Insurance Company and its subsidiaries, a 47 percent owned unconsolidated subsidiary. The Company's investment in this company at December 31, 1995 was $44,785,000 and its equity in earnings was $5,570,000 for the year then ended. As of December 31, 1994, Universal Insurance Company was a 58 percent owned consolidated subsidiary, which statements reflect total assets constituting 32 percent in 1994, and total revenues constituting 15 percent and 14 percent in 1994 and 1993, respectively, of the related consolidated total. Those statements and the amounts included in the related 1994 and 1993 financial statement schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Universal Insurance Company and its subsidiaries is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of the other auditors, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995.

                                            KPMG PEAT MARWICK LLP

Houston, Texas
February 20, 1996

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1995

                                     ASSETS

                                                                            1994        1995
                                                                          --------     -------
                                                                            ($ IN THOUSANDS)
Marine Transportation, Diesel Repair and Other
  Current assets:
     Cash and invested cash............................................   $  7,355       1,457
     Available-for-sale securities -- short-term investments...........      2,875      15,692
     Accounts and notes receivable, net of allowance for doubtful
      accounts.........................................................     63,300      65,755
     Inventory -- finished goods, at lower of average cost or market...      8,270       9,555
     Prepaid expenses..................................................     13,661      11,968
     Deferred taxes....................................................      1,324         677
                                                                          --------     -------
          Total current assets.........................................     96,785     105,104
                                                                          --------     -------
  Property and equipment, at cost......................................    481,612     500,454
     Less allowance for depreciation...................................    153,672     178,119
                                                                          --------     -------
                                                                           327,940     322,335
                                                                          --------     -------
  Investments in affiliates:
     Insurance affiliate...............................................      --         44,785
     Marine affiliates.................................................        181      11,985
                                                                          --------     -------
                                                                               181      56,770
                                                                          --------     -------
  Excess cost of consolidated subsidiaries.............................      9,280       3,605
  Noncompete agreements, net of accumulated amortization of $4,317,000
     ($9,161,000 in 1994)..............................................      3,889       1,438
  Sundry...............................................................     12,731       8,832
                                                                          --------     -------
          Total assets -- marine transportation, diesel repair and
            other......................................................    450,806     498,084
                                                                          --------     -------
Insurance
  Investments:
     Available-for-sale securities:
       Fixed maturities -- available-for-sale securities...............    149,173
       Short-term investments..........................................     21,227
                                                                          --------     -------
                                                                           170,400       --
  Cash and invested cash...............................................      4,485
  Accounts and notes receivable, net of allowance for doubtful
     accounts..........................................................      9,613
  Reinsurance receivable on paid losses................................      9,871
  Deferred policy acquisition costs....................................     11,690
  Other assets.........................................................     10,607
                                                                          --------     -------
          Total assets -- insurance....................................    216,666       --
                                                                          --------     -------
                                                                          $667,472     498,084
                                                                          ========     =======

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            1994        1995
                                                                          --------     -------
                                                                          ($ IN THOUSANDS)
Marine Transportation, Diesel Repair and Other
  Current liabilities:
     Current portion of long-term debt..................................  $ 10,962       5,676
     Accounts payable...................................................    15,771      21,691
     Accrued liabilities:
       Interest.........................................................       136       1,264
       Insurance premiums and claims....................................    16,874      16,886
       Bonus, pension and profit-sharing plans..........................     8,261      10,229
       Taxes, other than on income......................................     3,205       4,314
       Other............................................................     3,794       3,419
     Deferred revenues..................................................     8,294       5,947
                                                                          --------     -------
          Total current liabilities.....................................    67,297      69,426
                                                                          --------     -------
  Long-term debt, less current portion..................................   148,535     173,550
  Deferred taxes........................................................    42,876      43,615
  Other long-term liabilities...........................................     7,998       6,160
                                                                          --------     -------
          Total liabilities -- marine transportation, diesel repair and
           other........................................................   266,706     292,751
                                                                          --------     -------
Insurance
  Losses, claims and settlement expenses................................    56,433
  Unearned premiums.....................................................    89,801
  Other liabilities.....................................................    14,130
  Minority interest in consolidated insurance subsidiary................    17,426
                                                                          --------     -------
          Total liabilities -- insurance................................   177,790       --
                                                                          --------     -------
Contingencies and Commitments...........................................     --          --
Stockholders' Equity:
  Preferred stock, $1.00 par value per share. Authorized 20,000,000
     shares.............................................................     --          --
  Common stock, $.10 par value per share. Authorized 60,000,000 shares,
     issued 30,910,000 shares (30,782,000 in 1994)......................     3,078       3,091
  Additional paid-in capital............................................   157,021     158,383
  Unrealized net gains (losses) in value of long-term investments.......    (2,686)      1,978
  Retained earnings.....................................................    78,651      88,034
                                                                          --------     -------
                                                                           236,064     251,486
  Less cost of 4,653,000 shares in treasury (2,468,000 in 1994).........    13,088      46,153
                                                                          --------     -------
                                                                           222,976     205,333
                                                                          --------     -------
                                                                          $667,472     498,084
                                                                          ========     =======

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                                 1993        1994        1995
                                                               --------     -------     -------
                                                                   ($ IN THOUSANDS, EXCEPT
                                                                      PER SHARE AMOUNTS)
Revenues:
  Transportation.............................................  $283,747     311,076     335,913
  Diesel repair..............................................    31,952      45,269      50,538
  Net premiums earned........................................    48,243      61,477      43,191
  Commissions earned on reinsurance..........................     4,632       4,335       2,048
  Investment income..........................................     7,910       9,211       7,304
  Gain (loss) on disposition of assets.......................       355         415        (249)
  Realized gain on investments...............................     1,164       1,222         868
  Other......................................................       401         132         537
                                                               --------     -------     -------
                                                                378,404     433,137     440,150
                                                               --------     -------     -------
Costs and expenses:
  Costs of sales and operating expenses (except as shown
     below)..................................................   208,609     243,673     259,142
  Losses, claims and settlement expenses.....................    37,496      44,634      30,189
  Policy acquisition costs...................................    11,085      13,538       9,365
  Selling, general and administrative........................    41,406      49,843      46,616
  Taxes, other than on income................................     6,343       8,511       9,422
  Depreciation and amortization..............................    28,102      33,834      38,986
  Minority interest expense..................................     1,623       3,424       2,463
  Impairment of long-lived assets............................     --          --         17,500
                                                               --------     -------     -------
                                                                334,664     397,457     413,683
                                                               --------     -------     -------
          Operating income...................................    43,740      35,680      26,467
Equity in earnings of insurance affiliate....................     --          --          1,599
Equity in earnings of marine affiliates......................     --          --          2,638
Interest expense.............................................    (8,416)     (8,835)    (12,511)
                                                               --------     -------     -------
          Earnings before taxes on income....................    35,324      26,845      18,193
                                                               --------     -------     -------
Provision for taxes on income
  United States..............................................    11,136       8,442       8,308
  Puerto Rico................................................     1,359       1,750         502
                                                               --------     -------     -------
                                                                 12,495      10,192       8,810
                                                               --------     -------     -------
          Net earnings.......................................  $ 22,829      16,653       9,383
                                                               ========     =======     =======
Net earnings per share of common stock.......................  $    .86         .58         .34
                                                               ========     =======     =======

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                                  1993        1994        1995
                                                                --------     -------     -------
                                                                        ($ IN THOUSANDS)
Common stock:
  Balance at beginning of year...............................   $  2,524       3,076       3,078
  Par value of common stock issued in acquisition of marine
     transportation companies................................        102           2          13
  Par value of common stock issued in conversion of 7 1/4%
     Subordinated Convertible Debentures.....................        450       --          --
                                                                --------     -------     -------
  Balance at end of year.....................................   $  3,076       3,078       3,091
                                                                ========     =======     =======
Additional paid-in capital:
  Balance at beginning of year...............................   $ 93,670     156,340     157,021
  Excess of par value of cost of common stock issued in
     acquisition of marine transportation companies..........     14,859         234       1,300
  Excess of par value of cost of common stock issued in
     conversion of 7 1/4% Subordinated Convertible Debentures
     and related cost of conversion..........................     47,624       --          --
  Excess (deficit) of cost of treasury stock sold over
     proceeds received upon exercise of employees' stock
     options.................................................        (27)         95         (89)
  Tax benefit of exercise of employee stock options..........        214         352         151
                                                                --------     -------     -------
  Balance at end of year.....................................   $156,340     157,021     158,383
                                                                ========     =======     =======
Unrealized net gains (losses) in value of available-for-sale investments, net of tax:
  Balance at beginning of year...............................   $  1,211       4,440      (2,686)
  Net increase (decrease) in valuation of investments during
     the year, net of minority interest for 1993 and 1994....      3,229      (7,126)      4,664
                                                                --------     -------     -------
  Balance at end of year.....................................   $  4,440      (2,686)      1,978
                                                                ========     =======     =======
Retained earnings:
  Balance at beginning of year...............................   $ 39,170      61,339      78,651
  Net earnings for the year..................................     22,829      16,653       9,383
  Unfunded pension obligation................................       (660)        659       --
                                                                --------     -------     -------
  Balance at end of year.....................................   $ 61,339      78,651      88,034
                                                                ========     =======     =======
Treasury stock:
  Balance at beginning of year...............................   $(13,749)    (13,446)    (13,088)
  Purchase of treasury stock.................................      --          --        (33,386)
  Cost of treasury stock sold upon exercise of employees'
     stock options...........................................        303         358         321
                                                                --------     -------     -------
  Balance at end of year.....................................   $(13,446)    (13,088)    (46,153)
                                                                ========     =======     =======

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                                                       1993         1994        1995
                                                                                     --------     --------     -------
                                                                                             ($ IN THOUSANDS)
Cash flows from operating activities:
  Net earnings.....................................................................  $ 22,829       16,653       9,383
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization..................................................    28,102       33,834      38,986
    Provision for doubtful accounts................................................       271        1,173         311
    Realized gain on investments...................................................    (1,164)      (1,222)       (868)
    Provision for deferred income taxes............................................     5,207        4,532         964
    (Gain) loss on disposition of assets...........................................      (355)        (415)        249
    Deferred scheduled maintenance costs...........................................     2,516        2,861       6,299
    Equity in earnings of insurance affiliate, net of redemptions and minority
     interest......................................................................     --           --          5,880
    Equity in earnings of marine affiliates, net of distributions..................     --           --           (808)
    Impairment of long-lived assets................................................     --           --         17,500
    Other..........................................................................     1,592        3,386         335
  Increase (decrease) in cash flows resulting from changes in:
    Marine Transportation, Diesel Repair and Other assets and liabilities:
      Accounts and notes receivable................................................   (12,833)     (13,512)     (3,128)
      Inventory....................................................................       158         (738)     (1,286)
      Other assets.................................................................    (3,046)     (12,874)     (9,475)
      Accounts payable.............................................................    (2,624)       4,004       5,445
      Accrued and other liabilities................................................     6,255        6,465      (2,209)
    Insurance assets and liabilities:
      Reinsurance receivable on paid losses........................................   (18,154)       5,941      (5,440)
      Deferred policy acquisition costs............................................    (1,368)      (4,411)     (4,907)
      Losses, claims and settlement expenses.......................................    14,342        6,502       4,084
      Unearned premiums............................................................    19,349       28,243      25,561
      Receivables and other assets.................................................      (873)       1,942      (9,204)
      Other liabilities............................................................     1,410        3,036       4,007
                                                                                     --------     --------     -------
        Net cash provided by operating activities..................................    61,614       85,400      81,679
                                                                                     --------     --------     -------
Cash flows from investing activities:
  Proceeds from sale and maturities of investments.................................    12,097       43,488      50,178
  Purchase of investments..........................................................    (5,772)    (103,419)    (69,650)
  Net (increase) decrease in short-term investments................................   (10,683)         645     (11,410)
  Capital expenditures.............................................................   (22,320)     (30,933)    (49,504)
  Purchase of assets of marine and diesel repair companies, net of assumed
    liabilities....................................................................   (41,755)     (48,531)       (693)
  Proceeds from disposition of assets..............................................     1,275        2,853       1,349
  Other............................................................................     1,265        1,011      (3,452)
                                                                                     --------     --------     -------
        Net cash used in investing activities......................................   (65,893)    (134,886)    (83,182)
                                                                                     --------     --------     -------
Cash flows from financing activities:
  Borrowings (payments) on bank revolving credit loan..............................    22,600       49,900     (32,000)
  Increase in long-term debt.......................................................     --           --         82,891
  Payments under long-term debt....................................................   (10,962)     (10,963)    (26,618)
  Sale of insurance subsidiary stock to minority stockholder.......................     --           7,000       --
  Purchase of treasury stock.......................................................     --           --        (33,386)
  Proceeds from exercise of stock options..........................................       277          453         233
                                                                                     --------     --------     -------
        Net cash provided by (used in) financing activities........................    11,915       46,390      (8,880)
                                                                                     --------     --------     -------
        Increase (decrease) in cash and invested cash..............................     7,636       (3,096)    (10,383)
Cash and invested cash, beginning of year..........................................     7,300       14,936      11,840
                                                                                     --------     --------     -------
Cash and invested cash, end of year................................................  $ 14,936       11,840       1,457
                                                                                     ========     ========     =======
Supplemental disclosures of cash flow information:
  Cash paid during the year:
    Interest.......................................................................  $  9,442        8,865      11,383
    Income taxes...................................................................  $  5,500        5,824       6,704
Noncash investing and financing activity:
  Assumption of liabilities in connection with mergers and purchase of assets of
    marine and diesel repair companies.............................................  $ 11,743        --          --
  Issuance of stock in connection with purchase of marine transportation
    companies......................................................................  $ 14,725        --          --
  Issuance of stock in connection with conversion of 7 1/4% convertible
    debentures.....................................................................  $ 50,000        --          --

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

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

     Effective July 1, 1995, the Company began accounting for its investment in Universal Insurance Company ("Universal"), a property and casualty insurance company in Puerto Rico, under the equity method of accounting as a result of a redemption of Universal's common stock reducing the Company's ownership to 47%. Prior period financial statements have not been restated. For the 1995 first six months and prior years, results for Universal were consolidated, with a minority interest expense recorded for Universal's minority shareholder. The significant accounting policies and applicable insurance disclosure for Universal are more fully described in Note 14, Insurance Disclosure. Comparability of financial statements is more fully discussed in Note 2.

     Operations. The Company is currently engaged in two industry segments as follows:

          Marine Transportation -- Marine transportation by U.S. flag vessels on the inland waterway system and in United States coastwise and foreign trade. The principal products transported include petrochemical feedstocks, processed chemicals, agricultural chemicals, refined petroleum products, coal, limestone, grain and sugar. Container and palletized cargos are also transported for United States Government aid programs and the military.

          Diesel Repair -- Overhaul and repair of diesel engines, reduction gear repair and sale of related parts and accessories for customers in the marine industry and the shortline and the industrial railroad industry.

     Accounting Policies:

     Cash Equivalents. Cash equivalents consist of short-term, highly liquid investments with maturities of three months or less at date of purchase.

     Depreciation. Property and equipment is depreciated on the straight-line method over the estimated useful lives of the assets as follows: marine transportation equipment, 6-30 years; buildings, 10-25 years; other equipment, 2-10 years; leasehold improvements, term of lease.

     Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily trade accounts receivables. The Company's marine transportation customers include the major oil refiners and petrochemical companies. The diesel repair customers are offshore well service companies, inland and offshore marine transportation companies and the United States Government. Credit risk with respect to these trade receivables is generally considered minimal because of the credit history of the major oil refiners as well as the Company having procedures in effect to monitor the credit worthiness of customers.

     Fair Value of Financial Instruments. Cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these financial instruments. The fair value of the Company's investments are more fully described in Note 4, Investments, and the fair value of the Company's debt instruments are more fully described in Note 6, Long-Term Debt. The Company does not hold or issue derivative financial instruments.

     Property, Maintenance and Repairs. Property is recorded at cost. Improvements and betterments are capitalized as incurred. When property items are retired, sold, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in operating income. Routine maintenance and repairs are charged to operating expense as incurred on an annual

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS -- (CONTINUED) basis. Scheduled major maintenance on ocean-going vessels is recognized as prepaid maintenance costs when incurred and charged to operating expense over the period between such scheduled maintenance, generally ranging from 23 to 34 months.

     Excess Cost of Consolidated Subsidiaries. The excess of purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase are included in excess cost of consolidated subsidiaries. The excess cost is amortized over the period of the lives of the underlying marine assets acquired in the transaction which generally approximates 15 years. Management monitors the recoverability of the excess cost on an ongoing basis based on projections of future cash flows of acquired assets.

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

     The Company files a consolidated federal income tax return with its domestic subsidiaries and its Bermudian subsidiaries, Oceanic Insurance Limited ("Oceanic") and Mariner Reinsurance Company Limited ("Mariner").

     Treasury stock. The Company follows the average cost method of accounting for treasury stock transactions.

     Adoption of Accounting Standards:

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), which establishes standards for the impairment of long-lived assets, certain identifiable intangibles related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Effective September 30, 1995, the Company adopted SFAS No. 121.

     As a result of the adoption of SFAS No. 121, the Company reduced the carrying value of certain marine transportation equipment and related intangibles by taking a $17,500,000 pre-tax, non-recurring charge in the 1995 third quarter. The after-tax effect of the charge was $13,000,000 or $.47 per share. The Company reviewed long-term assets and certain identifiable intangibles for impairment by division, and by vessel class within each division. For purposes of determining fair value, the Company estimated future cash flows expected to be generated, assuming the above asset groups, less the future cash outflows expected to be necessary to obtain the cash inflows.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS -- (CONTINUED)

     An analysis of the reductions of the carrying value of certain affected assets upon adoption of SFAS No. 121 follows:

                                                                BEFORE                  AFTER
                                                               ADOPTION    ADOPTION    ADOPTION
                                                               OF SFAS     OF SFAS     OF SFAS
                                                               NO. 121     NO. 121     NO. 121
                                                               --------    --------    --------
                                                                       ($ IN THOUSANDS)
    Marine transportation:
      Freighters.............................................   $10,064      (6,366)     3,698
      Tanker.................................................     2,029        (693)     1,336
      Inland tank barges.....................................       164        (133)        31
                                                                -------     -------      -----
                                                                 12,257      (7,192)     5,065
    Land and equipment.......................................     1,662        (783)       879
    Intangibles..............................................     9,525      (9,525)     --
                                                                -------     -------      -----
                                                                $23,444     (17,500)     5,944
                                                                =======     =======      =====

     Prospective Accounting Changes:

     In October 1995, the FASB approved the issuance of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 allows a company to adopt a fair value based method of accounting for an employee stock-based compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", the Company's current accounting method. The Company has undertaken a preliminary study of SFAS No. 123 and has determined that it will continue to follow the intrinsic value method prescribed by APB Opinion No. 25. The disclosures required by SFAS No. 123 will be included in the Company's consolidated financial statements for the year ended December 31, 1996.

(2) COMPARABILITY OF FINANCIAL STATEMENTS

     As stated in Note 1, Summary of Significant Accounting Policies and Operations, effective July 1, 1995, the Company began accounting for its investment in Universal under the equity method of accounting, as the Company's ownership of Universal was reduced to 47%. Such reduction resulted from Universal's redemption on July 18, 1995 of a portion of Universal's common stock owned by the Company. Prior period financial statements have not been restated.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2) COMPARABILITY OF FINANCIAL STATEMENTS -- (CONTINUED)

     The following unaudited proforma condensed financial statements are based on historical financial statements of the Company. The proforma condensed financial statements assume the Company was accounting for its investment in Universal on an equity basis as of the beginning of the periods indicated (in thousands).

                        PROFORMA CONDENSED BALANCE SHEET

                                                                              DECEMBER 31,
                                                                                  1994
                                                                              ------------
                                            ASSETS
    Current assets..........................................................    $101,876
    Property and equipment, net.............................................     327,940
    Investments in affiliates...............................................      41,825
    Other assets............................................................      25,900
                                                                                --------
                                                                                $497,541
                                                                                ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities.....................................................    $ 73,155
    Long-term debt, less current portion....................................     148,535
    Other long-term liabilities.............................................      50,450
                                                                                --------
                                                                                 272,140
    Stockholders' equity....................................................     225,401
                                                                                --------
                                                                                $497,541
                                                                                ========

                   PROFORMA CONDENSED STATEMENTS OF EARNINGS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1993        1994        1995
                                                           --------     -------     -------
    Revenues.............................................  $316,793     357,313     388,183
    Costs and expenses...................................   277,592     328,752     365,687
                                                           --------     -------     -------
      Operating income...................................    39,201      28,561      22,496
    Equity in earnings of insurance affiliate............     4,539       7,119       5,570
    Equity in earnings of marine affiliates..............     --          --          2,638
    Interest expense.....................................    (8,416)     (8,835)    (12,511)
                                                           --------     -------     -------
      Earnings before taxes on income....................    35,324      26,845      18,193
    Provision for taxes on income........................    12,495      10,192       8,810
                                                           --------     -------     -------
      Net earnings.......................................  $ 22,829      16,653       9,383
                                                           ========     =======     =======

(3) ACQUISITIONS

     On March 3, 1993, a subsidiary of the Company completed the purchase of certain assets of TPT, a marine transportation division of Ashland Oil, Inc. ("TPT"), for $24,400,000 in cash. TPT, located in Freedom, Pennsylvania, was engaged in the inland marine transportation of industrial chemicals and lube oils by tank barge predominately from the Gulf Intracoastal Waterway to customers primarily on the upper Ohio River. The purchased properties included 61 owned and six leased double skin inland tank barges, four owned and one leased single skin inland tank barges and five owned inland towboats. The Company has continued to use the assets of TPT in the same business that TPT conducted prior to the purchase. The asset purchase was

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(3) ACQUISITIONS -- (CONTINUED)

funded by borrowings under the transportation segment's bank revolving credit agreement. Operations of the assets acquired from TPT are included as part of the Company's operations effective March 3, 1993, in accordance with the purchase method of accounting.

     On May 14, 1993, the Company completed the acquisition of AFRAM Lines (USA) Co., Ltd. ("AFRAM Lines") by means of a merger of AFRAM Lines with a subsidiary of the Company for an aggregate consideration of $16,725,000. Additionally, the merger provided for an earnout provision not to exceed $3,000,000 in any one year and not to exceed a maximum of $10,000,000 over a four-year period. The earnout provision will be recorded as incurred as an adjustment to the purchase price. As of December 31, 1993, a $2,250,000 earnout provision, which accrues from April 1 to March 31 of the following year, had been recorded. From January 1 to March 31, 1994, a $750,000 earnout provision was accrued with a $3,000,000 payment recorded April 1, 1994. As of December 31, 1994, an $884,000 earnout provision had been recorded for the period April 1 to December 31, 1994, however, only $697,000 was actually paid in 1995 due to a negative adjustment to the earnout provision for the period from January 1 to March 31, 1995. For the period from April 1 to December 31, 1995, no earnout provision has been accrued. Pursuant to the Agreement and Plan of Merger, the Company issued 1,000,000 shares of common stock, valued at $14.725 per share, in exchange for all of AFRAM Lines' outstanding stock and paid to certain executives and shareholders of AFRAM Lines $2,000,000 for agreements not to compete. AFRAM Lines, located in Houston, Texas, was engaged in the worldwide transportation of dry-bulk, container and palletized cargos, primarily for departments and agencies of the United States Government. The Company has continued to use the assets of AFRAM Lines in the same business that AFRAM Lines conducted prior to the merger. AFRAM Lines' fleet consisted of three U.S. flag container and break-bulk ships which specialize in the transportation of United States Government aid and military cargos. The cash portion of the merger was financed through borrowings under the Company's bank revolving credit agreement. Pursuant to the Agreement and Plan of Merger, the effective date of the merger was April 1, 1993, and the merger was accounted for in accordance with the purchase method of accounting. The financial results for the 1993 year include the net earnings from the operations of AFRAM Lines from May 14, 1993, as the net earnings from April 1, 1993 to May 14, 1993 were recorded as a reduction of the purchase price.

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

     On July 1, 1994, a subsidiary of the Company completed the purchase of a U.S. flag tanker from Tosco Refining Company ("Tosco"). The single hull tanker was placed in service in late August 1994, after undergoing capitalized restorations and modifications. The tanker is utilized in the carriage of refined petroleum products in United States coastwise trade and is operating under a three year charter. The tanker has a capacity of 266,000 barrels and a deadweight tonnage of 37,750. The tanker will be retired from service in accordance with the Oil Pollution Act of 1990 ("OPA") on January 1, 1999. The asset purchase was funded by borrowings under the Company's bank revolving credit agreement. Operations of the asset acquired

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(3) ACQUISITIONS -- (CONTINUED)

from Tosco are included as part of the Company's operations effective July 1, 1994, in accordance with the purchase method of accounting.

     On July 21, 1994, a subsidiary of the Company completed the purchase of three U.S. flag tankers from OMI Corp. ("OMI") for $23,750,000. The single hull tankers transport refined petroleum products primarily between the United States Gulf Coast, Florida and the mid-Atlantic states. Each of the tankers has a total capacity of 266,000 barrels and a deadweight tonnage of 37,853. In compliance with the OPA, the three tankers will be retired from service on January 1, 2000. Funding for the transaction was provided through the Company's bank revolving credit agreement. Operations of the three tankers acquired from OMI are included as part of the Company's operations effective July 21, 1994, in accordance with the purchase method of accounting.

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

(4) INVESTMENTS

     The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115 which establishes certain criteria for the accounting and reporting of investments in debt and equity securities that have readily determinable fair values. The Company's investments in debt and equity securities as of December 31, 1994 and 1995 qualify as available-for-sale securities in accordance with SFAS No. 115. The Company includes realized gains and losses on the sales of the securities in the statements of earnings computed by using the specific cost of the security when originally purchased and includes net unrealized holding gains and losses as a separate component of stockholders' equity net of tax.

     As discussed in Note 14, Insurance Disclosure, the Company's investment in Universal is accounted for under the equity method of accounting effective July 1, 1995. Accordingly, the insurance operation's investment disclosures attributable to Universal are not included with the Company's investments in this note and are disclosed for the years ended December 31, 1993 and 1994 in
Note 14.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4) INVESTMENTS -- (CONTINUED)

     A summary of the Company's investments as of December 31, 1994 and 1995 is as follows (in thousands):

                                                                                              FAIR
                                                                                            VALUE AS
                                                                GROSS         GROSS       SHOWN IN THE
                                                 AMORTIZED    UNREALIZED    UNREALIZED      BALANCE
                TYPE OF INVESTMENT                 COST         LOSSES        GAINS          SHEET
    -------------------------------------------  ---------    ----------    ----------    ------------
    December 31, 1994:
    Short-term investments.....................   $ 2,875          --            --           2,875
                                                  =======         ===           ===          ======
    December 31, 1995:
    Short-term investments.....................   $   437          --            --             437
    Bonds and notes:
      Corporate bonds..........................    10,472          --           421          10,893
      North American Government Bonds and
         Issues................................     2,991          --            80           3,071
    Multi-National Agencies....................       997          --            39           1,036
    United States Treasury Notes...............       250          --             5             255
                                                  -------         ---           ---          ------
                                                  $15,147          --           545          15,692
                                                  =======         ===           ===          ======

     A summary of the available-for-sale securities by maturities as of December 31, 1995 is as follows (in thousands):

                   INVESTMENTS MATURING WITHIN                 AMORTIZED COST     MARKET VALUE
    ---------------------------------------------------------  --------------     ------------
    One to five years........................................     $  8,248            8,430
    Five to ten years........................................        6,462            6,825
                                                                  --------           ------
                                                                  $ 14,710           15,255
                                                                  ========           ======

(5) PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment and the related allowance for depreciation at December 31, 1994 and 1995 (in thousands):

                                                                        1994        1995
                                                                      --------     -------
    Property and equipment:
      Marine transportation equipment...............................  $452,762     470,649
      Land, buildings and equipment.................................    28,850      29,805
                                                                      --------     -------
                                                                      $481,612     500,454
                                                                      ========     =======
    Allowance for depreciation:
      Marine transportation equipment...............................  $145,967     167,929
      Land, buildings and equipment.................................     7,705      10,190
                                                                      --------     -------
                                                                      $153,672     178,119
                                                                      ========     =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6) LONG-TERM DEBT

     Long-term debt at December 31, 1994 and 1995 consisted of the following (in thousands):

                                                                        1994        1995
                                                                      --------     -------
    Long-term debt:
      Revolving credit loans, due June 30, 1997.....................  $ 94,000      62,000

      Medium term notes due March 10, 1997 and June 1, 2000.........     --         79,000

      8.22% senior notes, $5,000,000 due annually through June 30,
         2002.......................................................    40,000      35,000

      7.18% nonrecourse debt, $505,000 due semiannually through
         February 1, 1999...........................................     4,545       --

      Bank term loan, due March 6, 1997, retired March 20, 1995.....    10,666       --

      Bank term loan, due June 1, 1997, retired March 10, 1995......    10,286       --

      Other long-term debt..........................................     --          3,226
                                                                      --------     -------
                                                                      $159,497     179,226
                                                                      ========     =======

     The aggregate payments due on the long-term debt in each of the next five years are as follows (in thousands):

            1996......................................................  $  5,676

            1997......................................................   101,333

            1998......................................................     5,333

            1999......................................................     5,333

            2000......................................................    50,333

            Thereafter................................................    11,218
                                                                        --------
                                                                        $179,226
                                                                        ========

     The Company has two separate $50,000,000 revolving credit agreements (the "Credit Agreements") with Texas Commerce Bank National Association ("TCB"), as agent bank. The Credit Agreements provide for aggregate borrowings of up to $50,000,000 by the Company and $50,000,000 by the Company's principal marine transportation subsidiary. The Credit Agreements have a maturity date of June 30, 1997. The Credit Agreements are unsecured; however, the Company's Credit Agreement contains a negative pledge with respect to the capital stock of certain subsidiaries of the Company and the marine transportation subsidiary's Credit Agreement contains a negative pledge with respect to certain scheduled assets. In addition, the Credit Agreements provide for the grant to TCB of a first priority lien on the capital stock or assets, as applicable, subject to the negative pledge, generally in the event of the occurrence and continuation of a default. Interest on the Credit Agreements, subject to an applicable margin ratio and type of loan, is floating prime rate or, at the Company's and the marine transportation subsidiary's option, rates based on a Eurodollar interbank rate or certificate of deposit rate. Proceeds under the Credit Agreements may be used for general corporate purposes, the purchase of existing or new equipment or for possible business acquisitions. The Credit Agreements contain covenants that require the maintenance of certain financial ratios and certain other convenants, such as the disposal of capital stock of subsidiaries and assets outside the ordinary course of business. The Credit Agreements also contain usual and customary events of default. The Company and the marine transportation subsidiary were in compliance with all covenants as of December 31, 1995. At December 31, 1995, the aggregate amounts outstanding under the Credit Agreements totaled $62,000,000 and the average interest rate was 6.65%. The average aggregate borrowings under the Credit Agreements during 1995 was $59,854,000,

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6) LONG-TERM DEBT -- (CONTINUED)

computed by using the daily balances, and the weighted average interest rate was 6.86%, computed by dividing the Credit Agreements interest expense by the average Credit Agreements borrowings. The maximum aggregate Credit Agreements borrowings outstanding at any month end during 1995 totaled $86,900,000. At December 31, 1995, the Company had $38,000,000 available for takedown and the marine transportation subsidiary had none available for takedown under the Credit Agreements.

     Subsequent to December 31, 1995, the Company has agreed to new terms with TCB regarding the Credit Agreements. Under the new terms, the existing $50,000,000 Credit Agreement with the Company and the existing $50,000,000 Credit Agreement with the Company's principal marine transportation subsidiary would be combined into a single $100,000,000 Credit Agreement with the Company. The new Credit Agreement, which is expected to be executed in March 1996, eliminates certain negative pledges and rights to priority liens included in the marine transportation subsidiary's existing Credit Agreement. Interest on the new Credit Agreement, subject to an applicable margin ratio and type of loan, is floating prime rate or, at the Company's option, rates based on a Eurodollar interbank rate or certificate of deposit rate. Proceeds under the new Credit Agreement may be used for general corporate purposes, the purchase of existing or new equipment or for possible business acquisitions. The new Credit Agreement contains covenants that require the maintenance of certain financial ratios and certain other covenants that are substantially similar to the covenants contained in the Company's existing Credit Agreements which, will be terminated in connection with the new Credit Agreement. These covenants cover, among other things, the disposal of capital stock of subsidiaries and assets outside the ordinary course of business. The new Credit Agreement also contains usual and customary events of default.

     The Company has on file a shelf registration on Form S-3 with the Securities and Exchange Commission providing for the issue of up to $250,000,000 of medium term notes ("Medium Term Notes") at fixed or floating interest rates with maturities of nine months or longer. The Company activated the program in March 1995 with the issuance of $34,000,000 of Medium Term Notes at an average fixed interest rate of 7.77%, with a maturity of March 10, 1997. In June 1995, the Company issued $45,000,000 of Medium Term Notes, bearing a fixed interest rate of 7.25%, with a maturity of June 1, 2000. Proceeds from the sale of the Medium Term Notes were used to retire certain bank credit agreements noted below and to reduce the Company's existing Credit Agreements noted above. As of December 31, 1995, $171,000,000 is available under the Medium Term Notes program to provide financing for future business and equipment acquisitions and working capital requirements.

     In August 1992, the Company's principal marine transportation subsidiary entered into a $50,000,000 private placement of 8.22% senior notes due June 30, 2002. Principal payments of $5,000,000, plus interest, are due annually through June 30, 2002. At December 31, 1995, $35,000,000 was outstanding under the senior notes.

     In March 1995, the Company retired the remaining $10,286,000 balance under the Company's $16,000,000 credit agreement with TCB, which was scheduled to mature on June 1, 1997. Proceeds from the Medium Term Note program were used to retire the credit agreement. The retired $16,000,000 credit agreement was originally activated with the acquisition of Scott Chotin, Inc. in June 1992.

     Also in March 1995, with proceeds from the activated Medium Term Notes program, the Company retired the remaining $10,666,000 balance under the Company's $18,000,000 credit agreement with TCB, which was scheduled to mature on March 6, 1997. The retired $18,000,000 credit agreement was originally activated with the acquisition of certain assets of Sabine Towing & Transportation Co., Inc. in March 1992.

     The Company is of the opinion that the terms of the outstanding debt represent the fair value of such debt at December 31, 1995.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) TAXES ON INCOME

     Earnings before taxes on income and details of the provision (benefit) for taxes on income for United States and Puerto Rico operations for the years ended December 31, 1993, 1994 and 1995 are as follows (in thousands):

                                                                 1993       1994      1995
                                                                -------    ------    ------
    Earnings before taxes on income:
      United States...........................................  $30,785    19,726    12,623
      Foreign.................................................    4,539     7,119     5,570
                                                                -------    ------    ------
                                                                $35,324    26,845    18,193
                                                                =======    ======    ======
    Provision for taxes on income:
      United States:
         Current..............................................  $ 6,216     3,558     6,915
         Deferred.............................................    4,387     4,297       817
         State and local......................................      533       587       576
                                                                -------    ------    ------
                                                                 11,136     8,442     8,308
                                                                -------    ------    ------
      Puerto Rico:
         Current..............................................    1,754     1,750       502
         Deferred.............................................     (395)       --        --
                                                                -------    ------    ------
                                                                  1,359     1,750       502
                                                                -------    ------    ------
                                                                $12,495    10,192     8,810
                                                                =======    ======    ======

     Taxes on income are accounted for under the asset and liability method required by SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, a change in tax rates is required to be recognized in income in the period that includes the enactment date. The 1993 Revenue Reconciliation Act included an increase in the corporate federal income tax rate from 34% to 35%, thereby requiring an increase in the Company's tax expense for the 1993 year of $1,131,000. Of the total tax adjustment, $779,000 applied to a one-time, non-cash, federal deferred tax charge for prior years and $352,000 reflect the 1% tax rate increase on earnings for the 1993 year.

     During the three years ended December 31, 1993, 1994 and 1995, tax benefits allocated directly to additional paid-in capital totaled $214,000, $352,000 and $151,000, respectively.

     The Company's provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 1993, 1994 and 1995 due to the following:

                                                                     1993     1994     1995
                                                                     ----     ----     ----
    United States income tax statutory rate........................  35.0%    35.0%    35.0%
    Puerto Rico taxes..............................................   3.8      6.5      2.8
    State and local taxes..........................................   1.7      2.2      3.2
    Foreign tax credits............................................  (5.0)    (6.5)    (4.1)
    Impairment of intangible assets................................    --       --      8.9
    Other..........................................................  (0.1)     0.8      2.6
                                                                     ----     ----     ----
                                                                     35.4%    38.0%    48.4%
                                                                     ====     ====     ====

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) TAXES ON INCOME -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax liabilities at December 31, 1993, 1994 and 1995 are as follows (in thousands):

                                                             1993        1994        1995
                                                           --------     -------     -------
    Current deferred tax assets:
      Compensated absences, principally due to accrual
         for financial reporting purposes................  $    410         721         523
      Self-insurance accruals............................     1,983         135         137
      Allowance for doubtful account reserves............       125         580         209
      Other..............................................       250        (112)       (192)
                                                           --------     -------     -------
                                                           $  2,768       1,324         677
                                                           ========     =======     =======
    Non-current deferred tax liabilities:
      Deferred tax assets:
         Tax credit carryforwards........................  $    365       1,059         216
         Alternative minimum tax credit carryforwards....     7,397      11,515      12,122
         Postretirement health care benefits.............     1,590       1,659       1,811
         Dual consolidated net operating loss............     1,044       1,044          --
         Marine insurance claims reserves................        --         447         945
         Other...........................................       767         438         186
                                                           --------     -------     -------
                                                             11,163      16,162      15,280
                                                           --------     -------     -------
      Deferred tax liabilities:
         Property and equipment, principally due to
           differences in depreciation and bases.........   (35,577)    (40,587)    (40,354)
         Undistributed earnings from foreign
           subsidiaries..................................   (15,321)    (15,362)    (15,556)
         Deferred state taxes............................        --        (289)       (482)
         Scheduled vessel maintenance costs..............        --      (2,800)     (2,503)
                                                           --------     -------     -------
                                                            (50,898)    (59,038)    (58,895)
                                                           --------     -------     -------
                                                           $(39,735)    (42,876)    (43,615)
                                                           ========     =======     =======

     The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

(8) LEASES

     The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Total rental expense for the years ended December 31, 1993, 1994 and 1995 follows (in thousands):

                                                                1993       1994       1995
                                                               ------     ------     ------
    Rental expense:
      Marine equipment.......................................  $1,722        406      2,263
      Other buildings and equipment..........................   1,797      1,487      1,503
    Sublease rental..........................................     (90)       (10)       (10)
                                                               ------     ------     ------
         Net rental expense..................................  $3,429      1,883      3,756
                                                               ======     ======     ======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(8) LEASES -- (CONTINUED)

     Rental commitments under noncancelable leases are as follows (in thousands):

                                                              LAND, BUILDINGS AND EQUIPMENT
                                                              -----------------------------
        1996................................................             $ 2,506
        1997................................................               1,097
        1998................................................               1,019
        1999................................................                 874
        2000................................................                 207
                                                                         -------
                                                                         $ 5,703
                                                                         =======

(9) STOCK OPTION PLANS

     The Company has four employee stock option plans which were adopted in 1976, 1982, 1989 and 1994 for selected officers and other key employees. The 1976 Plan, as amended, provided for the issuance until 1986 of incentive and non-qualified stock options to purchase up to 1,000,000 shares of common stock. The 1982 Employee Plan provided for the issuance until 1992 of incentive and non-qualified stock options to purchase up to 600,000 shares of common stock. The 1989 Employee Plan provides for the issuance of incentive and nonincentive stock options to purchase up to 600,000 shares of common stock. The 1994 Employee Plan provides for the issuance of incentive and non-qualified stock options to purchase up to 1,000,000 shares of common stock. The 1976, 1982 and 1989 stock option plans authorize the granting of limited stock appreciation rights.

     Changes in options outstanding under the employee plans described above for the 1993, 1994 and 1995 years are summarized as follows:

                                                                     NON-QUALIFIED OR
                                                                       NONINCENTIVE
                                   INCENTIVE STOCK OPTIONS            STOCK OPTIONS
                                  --------------------------    --------------------------     OPTION PRICE
                                  OUTSTANDING    EXERCISABLE    OUTSTANDING    EXERCISABLE    RANGE PER SHARE
                                  -----------    -----------    -----------    -----------    ---------------
Outstanding December 31, 1992...     38,181         38,181         638,369       390,119      $ 2.88 - $13.88
  Granted.......................     --             --             368,000        --          $12.84 - $18.19
  Became exercisable............     --             --              --           106,500      $ 5.68 - $13.88
  Exercised.....................    (10,000)       (10,000)        (47,750)      (47,750)     $ 2.89 - $13.88
  Canceled or expired...........     --             --             (14,750)       (2,000)     $ 8.19 - $12.94
                                    -------        -------       ---------       -------
Outstanding December 31, 1993...     28,181         28,181         943,869       446,869      $ 2.88 - $18.19
  Granted.......................     --             --              65,000        --                   $21.38
  Became exercisable............     --             --              --           159,750      $ 6.56 - $18.19
  Exercised.....................    (28,181)       (28,181)        (56,319)      (56,319)     $ 5.50 - $13.88
  Canceled or expired...........     --             --              (3,750)         (750)     $ 6.56 - $13.88
                                    -------        -------       ---------       -------
Outstanding December 31, 1994...     --                            948,800       549,550      $ 2.88 - $21.38
  Granted.......................     --             --             320,150        --          $16.31 - $18.31
  Became exercisable............     --             --              --           138,750      $12.94 - $20.19
  Exercised.....................     --             --             (39,300)      (39,300)     $ 2.88 - $13.88
  Canceled or expired...........     --             --             (18,250)       (5,500)     $12.94 - $18.31
                                    -------        -------       ---------       -------
Outstanding December 31, 1995...     --             --           1,211,400       643,500      $ 3.69 - $21.38
                                    =======        =======       =========       =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) STOCK OPTION PLANS -- (CONTINUED)

     At December 31, 1995, 722,314 shares were available for future grants under the employee stock option plans and 359,750 shares of the outstanding stock options under the employee stock option plans were issued with limited stock appreciation rights.

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

     Changes in options outstanding under the director stock option plans described above for the 1993, 1994 and 1995 years are summarized as follows:

                                                        NON-QUALIFIED OR
                                                          NONINCENTIVE
                                                          STOCK OPTIONS
                                                   ---------------------------      OPTION PRICE
                                                   OUTSTANDING     EXERCISABLE     RANGE PER SHARE
                                                   -----------     -----------     ---------------
    Outstanding December 31, 1992...............      60,000          60,000                $ 7.56
      Granted...................................      10,000          10,000                $18.63
                                                      ------         -------
    Outstanding December 31, 1993...............      70,000          70,000       $ 7.56 - $18.63
      Granted...................................      22,500          --           $21.06 - $21.38
      Became exercisable........................      --              22,500       $21.06 - $21.38
      Exercised.................................     (10,000)        (10,000)               $ 7.56
                                                      ------         -------
    Outstanding December 31, 1994...............      82,500          82,500       $ 7.56 - $21.38
      Granted...................................      10,500          --                    $16.69
      Became exercisable........................      --              10,500                $16.69
      Canceled or expired.......................      (1,500)         (1,500)               $21.38
                                                      ------         -------
    Outstanding December 31, 1995...............      91,500          91,500       $ 7.56 - $21.38
                                                      ======         =======

     The Company has a 1993 nonqualified stock option for 25,000 shares granted to Robert G. Stone, Jr. at an exercise price of $18.625. Currently, 15,000 shares of the stock option are exercisable. The grant serves as an incentive to retain the optionee as a member of the Board of Directors of the Company.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(10) RETIREMENT PLANS -- (CONTINUED)

     The components of net periodic pension cost determined by using the projected unit credit actuarial method are as follows (in thousands):

                                                                  1993      1994       1995
                                                                 ------     -----     ------
    Service cost -- benefits earned during the year...........   $  794     1,418      1,271
    Interest cost.............................................      638       818        959
    Actual return on plan assets..............................     (343)      (84)    (2,699)
    Net amortization and deferrals............................       29      (312)     2,065
    Less partnerships' allocation.............................      (38)      (37)       (76)
                                                                 ------     -----      -----
    Net periodic pension cost.................................   $1,080     1,803      1,520
                                                                 ======     =====      =====

     The funding status of the plans as of December 31, 1994 and 1995 was as follows (in thousands):

                                                                         1994        1995
                                                                        -------     ------
    Actuarial present value of benefit obligations:
      Vested..........................................................  $ 8,725     11,329
      Non-vested......................................................      813      1,045
                                                                        -------     ------
    Accumulated benefit obligation....................................    9,538     12,374
    Impact of future salary increases.................................    1,260      1,904
                                                                        -------     ------
    Projected benefit obligation......................................   10,798     14,278
    Plan assets at fair value.........................................    9,758     12,705
    Plan assets less than projected benefit obligation................   (1,040)    (1,573)
    Unrecognized transition obligation................................      125        108
    Unrecognized prior service cost...................................    1,569      1,377
    Unrecognized net loss.............................................    1,251        991
                                                                        -------     ------
    Prepaid pension cost..............................................  $ 1,905        903
                                                                        =======     ======
    Actuarial assumptions:
      Discount rate...................................................     8.00%      7.25%
      Return on assets................................................     9.25%      9.25%
      Salary increase rate............................................     4.00%      4.00%

     The Company sponsors defined contribution plans for all shore-based employees and certain ocean-going personnel. Maximum contributions to these plans equal the lesser of 15% of the aggregate compensation paid to all participating employees, or up to 20% of each subsidiary's earnings before federal income tax after certain adjustments for each fiscal year. The aggregate contributions to the plans were approximately $1,484,000, $3,756,000 and $594,000 in 1993, 1994 and 1995, respectively.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(10) RETIREMENT PLANS -- (CONTINUED)

     The following table presents the defined benefit health care plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheet at December 31, 1994 and 1995 (in thousands):

                                                                           1994      1995
                                                                          ------     -----
    Accumulated postretirement benefit obligation:
      Retirees..........................................................  $1,484     1,434
      Fully eligible active plan participants...........................     757       744
      Other active plan participants....................................   2,448     3,584
      Partnership's allocation..........................................    (128)     (148)
      Unrecognized gain (loss)..........................................     196      (348)
                                                                          ------     -----
      Accrued postretirement benefit cost included in other long-term
         liabilities....................................................  $4,757     5,266
                                                                          ======     =====
    Net periodic postretirement benefit cost for 1994 and 1995 includes the following components:
      Service cost......................................................  $  354       325
      Interest Cost.....................................................     377       395
      Less partnerships' allocation.....................................     (22)      (19)
                                                                          ------     -----
      Net periodic postretirement benefit cost..........................  $  709       701
                                                                          ======     =====

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

     The discount rate used in determining the accumulated postretirement benefit obligation was 8.0% at December 31, 1994 and 7.25% at December 31, 1995.

(11) EARNINGS PER SHARE OF COMMON STOCK

     Primary earnings per share of common stock for the years ended December 31, 1993, 1994 and 1995 were based on the weighted average number of common stock and common stock equivalent shares outstanding of 26,527,000, 28,790,000 and 27,921,000, respectively.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(12) QUARTERLY RESULTS (UNAUDITED)

     The unaudited quarterly results for the year ended December 31, 1994 are as follows (in thousands, except per share amounts):

                                                                    THREE MONTHS ENDED
                                                  ------------------------------------------------------
                                                  MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                    1994         1994          1994             1994
                                                  ---------    --------    -------------    ------------
Revenues........................................   $101,830     104,741       108,097          118,468
Costs and expenses..............................     95,139      97,890       100,171          104,257
                                                   --------     -------       -------          -------
  Operating income..............................      6,691       6,851         7,926           14,211
Interest expense................................      1,809       1,957         2,355            2,714
                                                   --------     -------       -------          -------
  Earnings before taxes on income...............      4,882       4,894         5,571           11,497
Provision for taxes on income...................      1,985       1,701         1,965            4,540
                                                   --------     -------       -------          -------
  Net earnings..................................   $  2,897       3,193         3,606            6,957
                                                   ========     =======       =======          =======
Earnings per share of common stock..............   $    .10         .11           .13              .24
                                                   ========     =======       =======          =======

     The unaudited quarterly results for the year ended December 31, 1995 are as follows (in thousands, except per share amounts):

                                                                    THREE MONTHS ENDED
                                                  ------------------------------------------------------
                                                  MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                    1995         1995          1995             1995
                                                  ---------    --------    -------------    ------------
Revenues........................................   $118,618     123,026       104,311           94,195
Costs and expenses..............................    108,238     112,350       110,551           82,544
                                                   --------     -------       -------          -------
  Operating income (loss).......................     10,380      10,676        (6,240)          11,651
Equity in earnings of insurance affiliate.......       --          --           1,210              389
Equity in earnings of marine affiliates.........        159         425           884            1,170
Interest expense................................     (2,910)     (3,046)       (3,252)          (3,303)
                                                   --------     -------       -------          -------
  Earnings (loss) before taxes on income........      7,629       8,055        (7,398)           9,907
Provision (benefit) for taxes on income.........      2,820       2,979          (800)           3,811
                                                   --------     -------       -------          -------
  Net earnings (loss)...........................   $  4,809       5,076        (6,598)           6,096
                                                   ========     =======       =======          =======
Earnings (loss) per share of common stock.......        .17         .18          (.24)             .23
                                                   ========     =======       =======          =======

(13) CONTINGENCIES AND COMMITMENTS

     In May 1994, the Company entered into a contract for the construction of 12 double skin 29,000 barrel capacity inland tank barges for use in the movement of industrial chemicals and refined products. In February 1995, the Company exercised an option under the contract for the construction of 12 additional barges. As of March 13, 1996, the Company has placed in service 15 of the 24 barges. The remaining nine barges are anticipated to be delivered one each month through 1996.

     The Company has sued the U.S. Maritime Administration ("Marad") seeking judicial review of Marad's approval of certain federal loan guarantees for vessels intended for Jones Act trade in which the Company competes. Approval of the federal loan guarantees will exacerbate the oversupply situation which exists in the Jones Act petroleum product tanker trade, thereby limiting the Company's options with respect to commercial replacement of its tankers and negatively impacting future revenues and operating margins of the Company's existing tankers. It is the Company's strongly held belief that approval of the federal loan guarantees

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(13) CONTINGENCIES AND COMMITMENTS -- (CONTINUED)

constitutes a clear violation of Marad's statutory and regulatory authority under the Title XI federal loan guarantee program.

     Prior to 1989, the Company and certain of its subsidiaries were engaged in the oil and gas exploration business. In January 1996, the Company received a letter from the Texas Natural Resource Conservation Commission notifying the Company that it has determined that the Company is a potentially responsible party for a superfund site in East Texas. In 1989, the Company received two other notifications from environmental regulatory agencies. The notifications relate back to a former subsidiary which was sold in 1975. An appropriate and timely response was made to the first two notifications and the Company is not aware of any further proceedings in those matters. The Company is investigating the 1996 notice and an appropriate response will be made. Due to the limited information regarding the matters and considering that numerous others may have owned or used the superfund or other sites, it is not possible for the Company to determine whether the Company has a liability, either contractual or statutory, with respect to the matters referenced in these notices received by the Company or if such liabilities exist, the amount thereof.

     The Company's 47% owned Puerto Rican insurance subsidiary has appealed to the Supreme Court of Puerto Rico a July 5, 1989 Superior Court judgment of approximately $1,100,000, plus interest of approximately $2,091,000 as of December 31, 1995, resulting from a civil suit claiming damages. The Supreme Court of Puerto Rico decided during 1992 to review the case. Management is of the opinion, based on consultation with legal counsel, that the judgment will be reversed or at least substantially reduced, and that adequate reserves have been established. As a part of the September 1992 merger of Universal with Eastern America Insurance Company ("Eastern America"), more fully disclosed in Note 14, Insurance Disclosure, the Company retains the consequences of this claim, as well as the attribution of the reserves.

     There are various other suits and claims against Universal, including certain fines by the Insurance Commissioner of Puerto Rico, none of which in the opinion of management, will have a material effect on Universal's or the Company's financial condition, results of operations or cash flows.

     There are various other suits and claims against the Company, none of which in the opinion of management, will have a material effect on the Company's financial condition, results of operations or cash flows.

     Management has recorded necessary reserves and believes that it has adequate insurance coverage or has meritorious defenses for the foregoing claims and contingencies.

  Certain Significant Risks and Uncertainties:

     The Company's marine transportation segment is engaged in the inland marine transportation of industrial chemicals, agricultural chemicals and refined petroleum products by tank barge along the Mississippi River System, Gulf Intracoastal Waterway and Houston Ship Channel. In addition, the segment is engaged in the offshore marine transportation of refined petroleum products by tankers and tank barges, and dry-bulk cargo, containers and palletized cargo by barge and break-bulk ships. Such products are transported between United States ports, with emphasis on the Gulf of Mexico and along the Atlantic Seaboard, Caribbean Basin ports and to South American, West African and Northern European ports.

     The Company's diesel repair segment is engaged in the overhaul and repair of diesel engines and related parts sales in the marine market and the locomotive market. The marine market serves vessels powered by large diesel engines utilized in the various inland and offshore marine industries. The locomotive market serves the shortline and industrial railroad markets.

     During 1995, the Company's marine transportation industry segment accounted for 80% of the Company's assets and the diesel repair segment accounted for 5%. Of total consolidated revenues, the marine transportation segment generated 76% during 1995, and the diesel repair segment generated 11%. Operating profits, including equity in earnings of affiliates and before general corporate expenses and the impairment of

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(13) CONTINGENCIES AND COMMITMENTS -- (CONTINUED)

long-lived assets, included an 83% contribution from the marine transportation segment and a 7% contribution from the diesel repair segment.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. However, in the opinion of management, the amounts would be immaterial.

     The customer base includes the major industrial chemical manufacturers, agricultural chemical manufacturers and refining companies in the United States. Over 80% of the movements of industrial chemicals and 55% of the movements of refined products are under long-term contracts, ranging from one year to 10 years. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 30 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. No single customer of the marine transportation segment accounted for more than 10% of the Company's revenues in 1995, 1994 or 1993.

     Major customers of the diesel repair segment include the inland and offshore dry-bulk and tank barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities, the United States Coast Guard, Navy and Army, shortline railroads, and industrial owners of locomotives. The marine segment serves as non-exclusive authorized service centers for the Electro-motive Division of General Motors Corporation ("EMD") and the locomotive segment serves as the exclusive distributorship of EMD aftermarket parts sales and service to the shortline and industrial railroad market. The results of the diesel repair service segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. The diesel repair segment's relationship with EMD has been maintained for 29 years. No single customer of the diesel repair segment accounted for more than 10% of the Company's revenues in 1995, 1994 or 1993.

     Weather can be a major factor in the day to day operations of the marine transportation segment. Adverse weather conditions impair the operating efficiencies of the fleet. Shipments of products can be delayed or postponed by weather conditions, which are totally beyond the control of management. River conditions are also a factor which impairs the efficiency of the fleet. During 1993 and 1995, the upper Mississippi River was closed to marine transportation movements for extended periods due to severe flooding, and in both years the flooding continued to disrupt deliveries even after the upper Mississippi River was opened. Additionally, much of the inland waterway system is controlled by a series of locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. During 1993 and 1995, certain locks were closed for repairs for extended periods of time. Maintenance and operations of the navigable inland waterway infrastructure is a government function handled by the U.S. Army Corps of Engineers with cost sharing by industry. Significant changes in governmental policies or appropriations with respect to maintenance and operations of the infrastructure could adversely affect the Company.

     The Company's transportation segment is subject to regulations by the United States Coast Guard, federal laws, state laws and certain international conventions. The Company believes that additional safety, environmental and occupational health regulations may be imposed on the marine industry. The Company believes that it is currently operating to standards at least the equal of such anticipated additional regulations. However, there can be no assurance that any such new regulations or requirements, or any discharge of pollutants by the Company, will not have an adverse effect on the Company.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(13) CONTINGENCIES AND COMMITMENTS -- (CONTINUED)

     The Company competes principally in markets subject to the Jones Act, a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, and manned and owned by Unites States citizens. During the past several years, the Jones Act cabotage provisions have come under attack by interests seeking to facilitate foreign flag competition in trades reserved for domestic companies and vessels under the Jones Act. The efforts have been consistently defeated by large margins in the United States Congress. The Company believes that continued efforts will be made to modify or eliminate the cabotage provisions of the Jones Act. If such efforts are successful, it could have an adverse effect on the Company.

     The Company's tankship operations compete in a market where excess capacity materially affects rates. As discussed above, certain governmental programs can have the effect of stimulating construction of capacity premature to market demand.

(14) INSURANCE DISCLOSURE

     The Company's investment in Universal, a property and casualty insurance company located in Puerto Rico, is accounted for under the equity method of accounting effective July 1, 1995. For the 1995 first six months and prior years, results for Universal were consolidated with a minority interest recorded for Universal's minority shareholder. Currently, the Company owns 47% of Universal's voting common stock and 53% is owned by Eastern America Financial Group, Inc. ("Eastern America Group").

     On September 25, 1992, the Company completed the acquisition of Eastern America by means of a merger of Eastern America with and into Universal, with Universal being the surviving entity. Eastern America was engaged in the writing of property and casualty insurance in Puerto Rico. At the date of the merger, the Company owned 75% of the voting common stock and the remaining 25% was owned by Eastern America Group, the former parent of Eastern America. Through options and redemption rights included in the merger transaction, Eastern America Group could become the owner of up to 100% of Universal's stock over a period of up to 12 years from September 1992. To date, Universal has redeemed a total of 79,572 shares of voting Class B common stock and all of the non-voting Class C common stock for a total redemption of $20,016,000 as follows (in thousands, except share amounts):

                                           1992-1993              1994                1995
                                        ----------------    ----------------    ----------------
                                        SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT
                                        ------    ------    ------    ------    ------    ------
    Class B Voting Common Stock.......  44,933    $8,000    20,424    $4,000    14,215    $2,929
    Class C Non-Voting Common Stock...    --        --      24,360     3,000    16,240     2,087
                                        ------    ------    ------    ------    ------    ------
                                        44,933    $8,000    44,784    $7,000    30,455    $5,016
                                        ======    ======    ======    ======    ======    ======

     In addition, in August 1994 and July 1995, Eastern America Group purchased from Universal 40,572 shares and 28,139 shares, respectively, of Class A voting common stock for $7,000,000 and $5,000,000, respectively. Eastern America Group owns 100% of the Class A voting common stock. In December 1995, the Universal Board of Directors declared, and Universal paid, a $3,000,000 dividend on the Class A common stock. In accordance with the merger agreement, Eastern America Group must use the dividend to repay the loans which Eastern America Group incurred in purchasing the additional Class A common stock noted above.

     The financial results of the Company's insurance subsidiaries Universal and Mariner, a wholly owned reinsurance subsidiary located in Bermuda, are consolidated as the Company's property and casualty insurance segment for 1993, 1994 and the first six months of 1995. Effective July 1, 1995, the Company accounts for its investment in Universal under the equity method of accounting and Mariner is consolidated with the

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(14) INSURANCE DISCLOSURE -- (CONTINUED)

Company's marine transportation diesel repair and other operations. The financial results of Oceanic, the Company's captive insurance subsidiary engaged in the insuring of risks for the marine transportation and diesel repair subsidiaries, are consolidated with the Company's marine transportation, diesel repair and other operations.

     A summary of the significant accounting policies and operations specific to the insurance operation follows:

     Insurance Operation. Writing of property and casualty insurance in Puerto Rico through Universal. Universal operates under the provisions of the Insurance Code of the Commonwealth of Puerto Rico and is subject to regulations issued by the Commissioner of Insurance of the Commonwealth of Puerto Rico.

     Concentrations of Credit Risk. Financial instruments which potentially subject Universal to concentrations of credit risk are primarily trade accounts receivable from agents and customers who reside in Puerto Rico. In addition, credit risk exists through the placement of certificates of deposits with Puerto Rico financial institutions.

     Investments. Fixed maturity investments are classified as available-for-sale securities and are reported at fair market value, with net unrealized holding gains and losses reported as a separate component of stockholders' equity net of tax.

     Short-term investments consisting of certificates of deposit, United States Treasury bills and United States Treasury notes maturing within one year from acquisition date, are recorded at amortized cost, which approximates fair value.

     Reinsurance. By reinsuring certain levels of risk in various areas with reinsurers, the exposure of losses which may arise from catastrophes or other events which may cause unfavorable underwriting results are reduced. Amounts recoverable from reinsurance are estimated in a manner consistent with the claim liability associated with the reinsured policy.

     Deferred Policy Acquisition Costs. Deferred policy acquisition costs representing commissions paid to agents are deferred and amortized following the daily pro rata method over the terms of the policies except for automobile physical damage single-interest policies, which are amortized following the sum-of-the-years method. Deferred policy acquisition costs are written off when it is determined that future policy revenues are not adequate to cover related future losses and loss adjustment expenses. Earnings on investments are taken into account in determining whether this condition exists. No deficiencies have been determined in the periods presented.

     Accrued Losses, Claims and Settlement Expenses. Accrued losses, claims and settlement expenses include estimates based on individual claims outstanding and an estimated amount for losses incurred but not reported based on past experience.

     Unearned Premiums. Unearned premiums are deferred and amortized following the daily pro rata method over the terms of the policies except for automobile physical damage single-interest policies, which are amortized to income following the sum-of-the-years method. Effective January 1, 1994, Universal changed its method of amortization of double-interest automobile physical damage policies from the daily pro rata method, the method the Company follows, to a declining value method, which the Company did not adopt.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(14) INSURANCE DISCLOSURE -- (CONTINUED)

     Guarantee Fund Assessments. Universal is a member of the Puerto Rico Insurance Guaranty Association and is required to participate in losses payable to policyholders under risks underwritten by insolvent associated members. Losses are estimated based on its share and accrued on a current basis.

     A summary of the Company's insurance operation's investments as of December 31, 1994 is as follows (in thousands).

                                                                                          FAIR VALUE
                                                              GROSS          GROSS        AS SHOWN IN
                                              AMORTIZED     UNREALIZED     UNREALIZED     THE BALANCE
                                                COST          LOSSES         GAINS           SHEET
                                              ---------     ----------     ----------     -----------
    Available-for-sale securities:
      Bonds and notes:
         United States government and
           government agencies and
           authorities......................   $150,687        7,027           121          143,781
         States, municipalities and
           political subdivisions...........      2,969           --            29            2,998
    All other...............................      2,402            9             1            2,394
                                               --------        -----          ----          -------
                                                156,058        7,036           151          149,173
    Short-term investments..................     21,227           --            --           21,227
                                               --------        -----          ----          -------
             Total investments -- Insurance.   $177,285        7,036           151          170,400
                                               ========        =====          ====          =======

     A summary of the available-for-sale securities by maturities as of December 31, 1994 is as follows (in thousands):

                   INVESTMENTS MATURING WITHIN              AMORTIZED COSTS     MARKET VALUE
        --------------------------------------------------  ---------------     ------------
         One to five years................................      $100,037            96,745
         Five to ten years................................        17,011            16,509
         Ten years and over...............................        39,010            35,919
                                                                --------          --------
                                                                $156,058           149,173
                                                                ========          ========

     Short-term and all other investments primarily consist of United States Treasury obligations and certificates of deposits. The Company does not invest in high-yield securities judged to be below investment grade. Investment income and realized net gains on investments for the year ended December 31, 1993 and 1994 and for the first six months of 1995 were from available-for-sale securities.

     Changes in unrealized net gains (losses) in value of investments for the years ended December 31, 1993 and 1994 are summarized as follows (in thousands):

                                                                     1993       1994
                                                                    ------     -------
        Available-for-sale securities.............................  $5,948     (14,537)
        Trading account securities................................    --         --
                                                                    ------     --------
                                                                     5,948     (14,537)
        Less deferred income taxes................................   1,487      (3,632)
                                                                    ------     --------
                                                                     4,461     (10,905)
        Minority interest portion.................................   1,232      (3,779)
                                                                    ------     --------
                                                                    $3,229      (7,126)
                                                                    ======     ========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(14) INSURANCE DISCLOSURE -- (CONTINUED)

     Combined statements of earnings of Universal and Mariner for the years ended December 31, 1993 and 1994 and the six months ended June 30, 1995, which are reflected in the Company's consolidated financial statements, are as follows (in thousands):

                                                                                  SIX MONTHS
                                                                                     ENDED
                                                                                 JUNE 30, 1995
                                                          1993        1994        (UNAUDITED)
                                                         -------     -------     -------------
    Revenues:
      Premiums written.................................  $80,993     111,415         78,979
                                                         -------     -------         ------
      Reinsurance assumed..............................  $    27         108            108
                                                         -------     -------         ------
      Net premiums earned..............................  $48,243      61,477         43,191
      Investment income................................    7,741       8,706          5,859
      Commissions earned on reinsurance................    4,632       4,335          2,048
      Realized gain on investments.....................    1,164       1,222            868
      Other............................................     (169)         84         --
                                                         -------     -------         ------
                                                          61,611      75,824         51,966
                                                         =======     =======         ======
    Costs and expenses:
      Losses, claims and settlement expenses...........   37,496      44,634         30,189
      Policy acquisition costs.........................   11,085      13,538          9,365
      General and administrative and other expenses....    6,868       9,109          5,978
      Minority interest expense........................    1,623       3,424          2,463
                                                         -------     -------         ------
                                                          57,072      70,705         47,995
                                                         -------     -------         ------
              Earnings before taxes on income..........    4,539       5,119          3,971
    Benefit for taxes on income........................      391       --            --
                                                         -------     -------         ------
      Net earnings.....................................  $ 4,930       5,119          3,971
                                                         =======     =======         ======

     Policy acquisition costs deferred and amortized against earnings during the years ended December 31, 1993 and 1994 and during the six months ended June 30, 1995 are summarized as follows (in thousands):

                                                                                  SIX MONTHS
                                                                                     ENDED
                                                                                 JUNE 30, 1995
                                                          1993        1994        (UNAUDITED)
                                                        --------     -------     -------------
    Balance, beginning of year........................  $  5,912       7,279         11,690
    Amount deferred during year.......................    12,452      17,949         14,272
    Amount amortized against earnings during year.....   (11,085)    (13,538)        (9,365)
                                                        --------     --------       -------
    Balance, end of year..............................  $  7,279      11,690         16,597
                                                        ========     ========       =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(14) INSURANCE DISCLOSURE -- (CONTINUED)
     As previously discussed, at December 31, 1995, the Company had a 47% equity interest in Universal. The following represents summarized financial information for Universal for the year ended December 31, 1995 (in thousands):

                                                                                  1995
                                                                              ------------
    Balance Sheet:
      Investments............................................................   $210,881
      Other assets...........................................................    110,926
      Policy liabilities and accruals........................................    212,655
      Other liabilities......................................................     23,766
      Stockholders' equity...................................................     85,386
    Statement of Earnings:
      Premiums written.......................................................   $167,069
      Reinsurance assumed....................................................        152
      Total revenues.........................................................    118,711
      Losses and expenses....................................................     93,516
      Earnings before taxes on income........................................     25,195
      Net earnings...........................................................     19,192

     A reconciliation of Universal's net earnings for the year ended December 31, 1995, as presented in their separate consolidated financial statements, and the proforma equity earnings of the insurance affiliate presented on page 45 are as follows (in thousands):

                                                                                 1995
                                                                                -------
    Universal's net earnings.................................................   $19,192
    Change in the method of amortization of unearned premiums................    (3,151)
    Nonapplicable Puerto Rico deferred taxes.................................     6,003
    Earnings attributable to majority stockholder............................   (10,001)
    Valuation allowance against earnings in excess of future redemptions.....    (6,473)
                                                                                --------
              Proforma equity in earnings of insurance affiliate.............   $ 5,570
                                                                                ========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(15) INDUSTRY SEGMENT DATA

     The following table sets forth by industry segment the combined revenues, operating profits (before general corporate expenses, interest expense and income taxes), identifiable assets (including goodwill), depreciation and amortization and capital expenditures attributable to the continuing principal activities of the Company for the years ended December 31, 1993, 1994 and 1995 (in thousands):

                                                               1993       1994       1995
                                                             --------    -------    -------
    Revenues from unaffiliated customers:
      Transportation.......................................  $283,747    311,076    335,913
      Diesel repair........................................    31,952     45,269     50,538
      Insurance............................................    52,875     65,812     45,239(*)
      Other................................................     9,830     10,980      8,460
                                                             --------    -------    -------
         Consolidated revenues.............................  $378,404    433,137    440,150
                                                             ========    =======    =======
    Operating profits:
      Transportation.......................................  $ 42,208     31,397     40,167
      Diesel repair........................................     1,904      3,163      3,504
      Insurance............................................     4,539      5,119      3,971(*)
      Impairment of long-lived assets......................     --         --       (17,500)
                                                             --------    -------    -------
                                                               48,651     39,679     30,142
      Equity in earnings of insurance affiliate............     --         --         1,599(*)
      Equity in earnings of marine affiliates..............     --         --         2,638
      General corporate expenses, net......................    (4,911)    (3,999)    (3,675)
      Interest expense.....................................    (8,416)    (8,835)   (12,511)
                                                             --------    -------    -------
         Earnings before taxes on income...................  $ 35,324     26,845     18,193
                                                             ========    =======    =======
    Identifiable assets:
      Transportation.......................................  $344,488    397,112    384,363
      Diesel repair........................................    20,259     21,304     22,401
      Insurance............................................   184,868    216,666      --
                                                             --------    -------    -------
                                                              549,615    635,082    406,764
      Investment in insurance affiliate....................     --         --        44,785
      Investment in marine affiliates......................       177        181     11,985
      General corporate assets.............................    13,461     32,209     34,550
                                                             --------    -------    -------
         Consolidated assets...............................  $563,253    667,472    498,084
                                                             ========    =======    =======
    Depreciation and amortization:
      Transportation.......................................  $ 26,331     31,138     36,265
      Diesel repair........................................       658        674        752
      Insurance............................................       395        491        367
                                                             --------    -------    -------
                                                             $ 27,384     32,303     37,384
                                                             ========    =======    =======
    Capital expenditures and business acquisitions:
      Transportation.......................................  $ 71,236     71,714     46,071
      Diesel repair........................................     1,229        512        630
      Insurance............................................     1,086      1,251        669
                                                             --------    -------    -------
                                                             $ 73,551     73,477     47,370
                                                             ========    =======    =======

---------------

(*) The Company changed its method of reporting its investment in Universal from a consolidated basis to the equity method of accounting in July 1995.

     Identifiable assets are those assets that are used in the operation of each segment. General corporate assets are principally cash, short-term investments, accounts receivable, furniture and equipment.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements:

         Included in Part III of this report:

         Report of KPMG Peat Marwick LLP, Independent Public Accountants, on the financial statements of Kirby Corporation and Consolidated Subsidiaries for the years ended December 31, 1993, 1994 and 1995.

         Balance Sheets, December 31, 1994 and 1995.

         Statements of Earnings, for the years ended December 31, 1993, 1994 and 1995.

         Statements of Stockholders' Equity, for the years ended December 31, 1993, 1994 and 1995.

         Statements of Cash Flows, for the years ended December 31, 1993, 1994 and 1995.

         Notes to Financial Statements, for the years ended December 31, 1993, 1994 and 1995.

     (a) 2. Financial Statement Schedules:

         Included in Part IV of this report:

         III -- Supplemental Insurance Information, for the years ended December 31, 1993 and 1994.

         IV -- Reinsurance, for the years ended December 31, 1993 and 1994.

         All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     (a) 3. Exhibits

EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT
-----------                                     ----------------------
    3.1       --    Restated Articles of Incorporation of Kirby Exploration Company, Inc. (the
                    "Company"), as amended (incorporated by reference to Exhibit 3.1 of the
                    Registrant's 1989 Registration Statement on Form S-3 (Reg. No. 33-30832)).

    3.2       --    Certificate of Amendment of Restated Articles of Incorporation of the Company
                    filed with the Secretary of State of Nevada April 30, 1990 (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1990).

    3.3       --    Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Registrant's 1989 Registration Statement on Form S-3 (Reg. No. 33-30832)).

    3.4       --    Amendment to Bylaws of the Company effective April 24, 1990 (incorporated by reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1990).

    4.1       --    Indenture, dated as of December 2, 1994, between the Company and Texas
                    Commerce Bank National Association, Trustee, (incorporated by reference to
                    Exhibit 4.3 of the Registrant's 1994 Registration Statement on Form S-3 (Reg.
                    No. 33-56195)).

   10.1+      --    1976 Stock Option Plan of Kirby Exploration Company, as amended, and forms of option agreements provided for thereunder and related documents (incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1981).

   10.2+      --    1982 Stock Option Plan for Kirby Exploration Company, and forms of option agreements provided for thereunder and related documents (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1982).

EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT
-----------                                     ----------------------
   10.3+      --    Amendment to 1982 Stock Option Plan for Kirby Exploration Company
                    (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).

   10.4       --    Indemnification Agreement, dated April 29, 1986, between the Company and each of its Directors and certain key employees (incorporated by reference to
                    Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).

   10.5+      --    1989 Employee Stock Option Plan for the Company, as amended (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1989).

   10.6+      --    1989 Director Stock Option Plan for the Company, as amended (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1989).

   10.7       --    Loan Agreement, dated as of July 31, 1990, by and between Dixie Carriers Inc.
                    and Texas Commerce Bank National Association (incorporated by reference to
                    Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

   10.8       --    Loan Agreement between Dixie Fuels Limited and NCNB Leasing Corporation, dated as of February 4, 1992 (incorporated by reference to Exhibit 10.10 of the
                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

   10.9       --    Credit Agreement, dated as of March 6, 1992, among Sabine Transportation
                    Company, Kirby Corporation, Texas Commerce Bank National Association and The
                    First National Bank of Boston (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
                    1991).

   10.10      --    Credit Agreement, dated as of March 18, 1992, among Dixie Carriers, Inc.,
                    Kirby Corporation and Texas Commerce Bank National Association (incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1991).

   10.11      --    Credit Agreement, dated as of May 28, 1992, among Chotin Carriers, Inc., Kirby
                    Corporation, Texas Commerce Bank National Association and The First National
                    Bank of Boston (incorporated by reference to Exhibit 2.2 of the Registrant's
                    Current Report on Form 8-K dated as of June 11, 1992).

   10.12      --    Note Purchase Agreement, dated as of August 12, 1992, among Dixie Carriers,
                    Inc., The Variable Annuity Life Insurance Company, Provident Mutual Life and
                    Annuity Company of America, among others (incorporated by reference to Exhibit
                    10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1992).

   10.13      --    Deferred Compensation Agreement dated August 12, 1985 between Dixie Carriers,
                    Inc., and J.H. Pyne (incorporated by reference to Exhibit 10.19 of the
                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

   10.14      --    Agreement and Plan of Merger, dated April 1, 1993, among Kirby Corporation,
                    AFRAM Carriers, Inc. and AFRAM Lines (USA) Co., Ltd. and the shareholders of
                    AFRAM Lines (USA) Co., Ltd. (incorporated by reference to Exhibit 2.1 of the
                    Registrant's Current Report on Form 8-K dated May 3, 1993).

   10.15      --    Credit Agreement, dated April 23, 1993, among Kirby Corporation, the Banks named therein, and Texas Commerce Bank National Association as Agent and Fund
                    Administrator (incorporated by reference to Exhibit 10.1 of the Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT
-----------                                     ----------------------
   10.16      --    Credit Agreement, dated April 23, 1993, among Dixie Carriers, Inc., the Banks named therein, and Texas Commerce Bank National Association, as Agent and Fund
                    Administrator (incorporated by reference to Exhibit 10.02 of the Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

   10.17+     --    1994 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for
                    the year ended December 31, 1993).

   10.18+     --    1994 Nonemployee Director Stock Option Plan for Kirby Corporation
                    (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

   10.19+     --    1993 Stock Option Plan of Kirby Corporation for Robert G. Stone, Jr.
                    (incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

   10.20+     --    Amendment to 1989 Director Stock Option Plan for Kirby Exploration Company,
                    Inc. (incorporated by reference to Exhibit 10.24 of the Registrant's Annual
                    Report on Form 10-K for the year ended December 31, 1993).

   10.21      --    Purchase Agreement, dated November 16, 1994, by and between The Dow Chemical
                    Company and Dow Hydrocarbons and Resources, Inc. and Dixie Marine, Inc.
                    (incorporated by reference to Exhibit 10.25 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

   10.22      --    Distribution Agreement, dated December 2, 1994, by and among Kirby Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Brothers Inc.
                    and Wertheim Schroder & Co. Incorporated (incorporated by reference to Exhibit
                    1.1 of the Registrant's Current Report on Form 8-K dated December 9, 1994).

   21.1*      --    Principal Subsidiaries of the Registrant.

   23.1*      --    Consent of KPMG Peat Marwick LLP.

   27  *      --    Financial Data Schedule.

   28.1*      --    Independent Auditors' Report of Deloitte & Touche LLP.

---------------

* Filed herewith

+ Management contract, compensatory plan or arrangement.

                                                                    SCHEDULE III

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       SUPPLEMENTAL INSURANCE INFORMATION
                 FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994

                                                                 FUTURE
                                                                 POLICY
                                                 DEFERRED      BENEFITS,                  OTHER
                                                  POLICY         LOSSES                   POLICY                  NET
                                                ACQUISITION    CLAIMS AND    UNEARNED   CLAIMS AND   PREMIUM   INVESTMENT
SEGMENT                                            COSTS      LOSS EXPENSE   PREMIUMS    BENEFITS    REVENUES  INCOME(1)
-------                                         -----------   ------------   --------   ----------   -------   ----------
                                                ($ IN THOUSANDS)
Insurance:
  December 31, 1993...........................    $ 7,279        $49,930     $61,558      $--        $48,243     $7,741
                                                  =======        =======     =======      =======    =======     ======
  December 31, 1994...........................    $11,690        $56,433     $89,801      $--        $61,477     $8,706
                                                  =======        =======     =======      =======    =======     ======


                                                BENEFITS,    AMORTIZATION
                                                  CLAIMS     OF DEFERRED
                                                LOSSES AND      POLICY         OTHER
                                                SETTLEMENT   ACQUISITION     OPERATING    PREMIUMS
SEGMENT                                          EXPENSES       COSTS       EXPENSES(2)   WRITTEN
-------                                         ----------   ------------   -----------   --------

Insurance:
  December 31, 1993...........................    $37,496       $11,085       $ 6,868     $61,819
                                                  =======       =======       =======     =======
  December 31, 1994...........................    $44,634       $13,538       $ 9,109     $90,345
                                                  =======       =======       =======     =======

---------------

(1) Reconciliation of net investment income to investment income amount reflected in the statements of earnings is as follows:

                                                                                                        FOR THE YEARS
                                                                                                            ENDED
                                                                                                         DECEMBER 31,
                                                                                                        --------------
                                                                                                        1993      1994
                                                                                                        ----      ----
                                                                                                       ($ IN THOUSANDS)
Net investment income as stated above -- Insurance segment.........................................    $7,741    $8,706
Investment income -- Marine transportation segment, diesel repair segment and parent company.......       169       505
                                                                                                       ------    ------
                                                                                                       $7,910    $9,211
                                                                                                       ======    ======

(2) Included as part of selling, general and administrative expenses, taxes, other than on income, and depreciation and amortization in the statements of earnings.

                                                                     SCHEDULE IV

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  REINSURANCE
                 FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994

                                                                                              PERCENTAGE
                                                           CEDED TO     ASSUMED               OF AMOUNT
                                               GROSS         OTHER     FROM OTHER     NET      ASSUMED
                                               AMOUNT      COMPANIES   COMPANIES    AMOUNT     TO NET
                                              --------     ---------   ----------   -------   ---------
                                                                  ($ IN THOUSANDS)
December 31, 1993:
  Life insurance in force...................  $     --      $    --       $ --      $    --        --
                                              ========      =======       ====      =======      ====
  Premiums:
     Life insurance.........................  $             $             $         $
     Accident and health insurance..........
     Property and liability insurance.......    80,993       19,201         27       61,819      .04%
                                              --------     ---------      ----      -------      ----
       Total premiums.......................  $ 80,993       19,201       $ 27      $61,819*     .04%
                                              ========      =======       ====      =======      ====
December 31, 1994:
  Life insurance in force...................  $     --      $    --       $ --      $    --        --
                                              ========      =======       ====      =======      ====
  Premiums:
     Life insurance.........................  $             $             $         $
     Accident and health insurance..........
     Property and liability insurance.......   111,415       21,178        108       90,345      .12%
                                              --------     ---------      ----      -------      ----
       Total premiums.......................  $111,415      $21,178       $108      $90,345*     .12%
                                              ========      =======       ====      =======      ====

---------------
* Reconciliation of total premiums to net premiums earned, the amount reflected in the statements of earnings is as follows:

                                                                          FOR THE YEARS ENDED
                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1993        1994
                                                                          --------     -------
                                                                            ($ IN THOUSANDS)
  Total premiums........................................................  $ 61,819      90,345
  Increase in unearned premiums.........................................   (13,576)    (28,868)
                                                                          --------     -------
         Net premiums earned............................................  $ 48,243      61,477
                                                                          ========     =======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KIRBY CORPORATION
                                              (Registrant)

                                            By:      BRIAN K. HARRINGTON
                                                -------------------------------
                                                    BRIAN K. HARRINGTON
                                                   SENIOR VICE PRESIDENT

Dated: March 13, 1996

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                              CAPACITY                       DATE
             ---------                              --------                       ----
      GEORGE A. PETERKIN, JR.        Chairman of the Board and                March 13, 1996
-----------------------------------    Director of the Company
      George A. Peterkin, Jr.

            J. H. PYNE               President, Director of the Company and   March 13, 1996
-----------------------------------    Principal Executive Officer
            J. H. Pyne

        BRIAN K. HARRINGTON          Senior Vice President, Treasurer,        March 13, 1996
-----------------------------------    Assistant Secretary of the Company
        Brian K. Harrington            and Principal Financial Officer

        G. STEPHEN HOLCOMB           Vice President, Controller, Assistant    March 13, 1996
-----------------------------------    Treasurer, Assistant Secretary of
        G. Stephen Holcomb             the Company and Principal Accounting
                                       Officer

      GEORGE F. CLEMENTS, JR.        Director of the Company                  March 13, 1996
-----------------------------------
      George F. Clements, Jr.

            C. SEAN DAY              Director of the Company                  March 13, 1996
-----------------------------------
            C. Sean Day

         J. PETER KLEIFGEN           Director of the Company                  March 13, 1996
-----------------------------------
         J. Peter Kleifgen

       WILLIAM M. LAMONT, JR.        Director of the Company                  March 13, 1996
-----------------------------------
       William M. Lamont, Jr.

        C. W. MURCHISON, III         Director of the Company                  March 13, 1996
-----------------------------------
        C. W. Murchison, III

         ROBERT G. STONE, JR.        Director of the Company                  March 13, 1996
-----------------------------------
         Robert G. Stone, Jr.

          THOMAS M. TAYLOR           Director of the Company                  March 13, 1996
-----------------------------------
          Thomas M. Taylor

         J. VIRGIL WAGGONER          Director of the Company                  March 13, 1996
-----------------------------------
         J. Virgil Waggoner



                    INDEX TO EXHIBITS




21.1    Principal Subsidiaries of the Registrant.

23.1    Consent of KPMG Peat Marwick LLP.

27      Financial Data Schedule.

28.1    Independent Auditors' Report of Deloitte & Touche LLP.