Form 10-Q
period 1996-03-31
KIRBY CORP
filed 1996-05-06
CIK 56047

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

            For the quarter ended March 31, 1996


[   ]       Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

Commission File Number      1-7615

                              Kirby Corporation
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Nevada                                          74-1884980
- -------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1775 St. James Place, Suite 300, Houston, TX               77056-3453
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)

                                 (713) 629-9370
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                   No Change
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    [ X ]    No    [   ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on May 6, 1996 was 26,261,636.

                       PART 1 - FINANCIAL INFORMATION

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONDENSED BALANCE SHEETS
                                 (Unaudited)

                                   ASSETS

                                                                             March 31,  December 31,
                                                                               1996        1995
                                                                             --------   ------------
                                                                              ($ in thousands)
Current assets:
     Cash and invested cash                                                  $  1,828      1,457
     Available-for-sale securities                                             16,984     15,692
     Accounts and notes receivable, net of allowance for doubtful accounts     62,064     65,755
     Inventory - finished goods, at lower of average cost or market            10,135      9,555
     Prepaid expenses and other                                                10,885     11,968
     Deferred taxes                                                               723        677
                                                                             --------    -------
             Total current assets                                             102,619    105,104
                                                                             --------    -------
Property and equipment, at cost                                               506,917    500,454
     Less allowance for depreciation                                          182,224    178,119
                                                                             --------    -------
                                                                              324,693    322,335
                                                                             --------    -------
Investments in affiliates:
    Insurance affiliate                                                        43,303     44,785
    Marine affiliates                                                          12,121     11,985
                                                                             --------    -------
                                                                               55,424     56,770
                                                                             --------    -------
Excess cost of consolidated subsidiaries                                        3,516      3,605
Noncompete agreements, net of accumulated amortization                          1,150      1,438
Sundry                                                                          8,804      8,832
                                                                             --------    -------
                                                                             $496,206    498,084
                                                                             ========    =======





          See accompanying notes to condensed financial statements.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           CONDENSED BALANCE SHEETS
                                 (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    March 31,    December 31,
                                                                      1996          1995
                                                                    ---------    ------------
                                                                      ($ in thousands)
 Current liabilities:
     Current portion of long-term debt                              $   5,333        5,676
     Accounts payable                                                  14,125       21,691
     Accrued liabilities                                               46,083       36,112
     Deferred revenues                                                  6,500        5,947
                                                                    ---------      -------
            Total current liabilities                                  72,041       69,426
                                                                    ---------      -------
Long-term debt, less current portion                                  164,867      173,550
Deferred taxes                                                         44,463       43,615
Other long-term liabilities                                             6,276        6,160
                                                                    ---------      -------
                                                                      287,647      292,751
                                                                    ---------      -------
Contingencies and commitments                                               -            -

Stockholders' equity:
   Preferred stock, $1.00 par value per share.  Authorized
       20,000,000 shares                                                    -            -
   Common stock, $.10 par value per share.  Authorized 60,000,000
       shares, issued 30,907,000 shares                                 3,091        3,091
   Additional paid-in capital                                         158,397      158,383
   Unrealized net gains (losses) in value of investments                 (117)       1,978
   Retained earnings                                                   93,274       88,034
                                                                    ---------      -------
                                                                      254,645      251,486
   Less cost of 4,646,000 shares in treasury (4,653,000 at             46,086       46,153
       December 31, 1995)                                           ---------      -------
                                                                      208,559      205,333
                                                                    ---------      -------
                                                                    $ 496,206      498,084
                                                                    =========      =======




          See accompanying notes to condensed financial statements.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                                                Three months ended March 31,
                                                                ----------------------------
                                                                    1996             1995
                                                                -------------     ----------
                                                                   ($ in thousands, except
                                                                     per share amounts)
Revenues:
   Transportation                                                  $  77,472       79,209
   Diesel repair                                                      14,935       14,025
   Net premiums earned                                                     -       21,067
   Commissions earned on reinsurance                                       -          912
   Investment income                                                     512        3,159
   Gain (loss) on disposition of assets                                  (16)          13
   Realized gain on investments                                            -          233
                                                                   ---------      -------
                                                                      92,903      118,618
                                                                   ---------      -------
Costs and expenses:
   Costs of sales and operating expenses (except as shown below)      61,462       63,595
   Losses, claims and settlement expenses                                  -       14,569
   Policy acquisition costs                                                -        4,752
   Selling, general and administrative                                10,151       11,829
   Taxes, other than on income                                         1,925        2,590
   Depreciation and amortization                                       9,388        9,730
   Minority interest expense                                               -        1,173
                                                                   ---------      -------
                                                                      82,926      108,238
                                                                   ---------      -------
         Operating income                                              9,977       10,380

Equity in earnings of insurance affiliate                                969            -
Equity in earnings of marine affiliates                                  748          159
Interest expense                                                      (3,315)      (2,910)
                                                                   ---------      -------
         Earnings before taxes on income                               8,379        7,629
Provision for taxes on income                                          3,139        2,820
                                                                   ---------      -------
         Net earnings                                              $   5,240        4,809
                                                                   =========      =======
Earnings per share of common stock                                 $     .20          .17
                                                                   =========      =======




          See accompanying notes to condensed financial statements.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                            Three months ended March 31,
                                                                            ----------------------------
                                                                                1996           1995
                                                                            -----------     ------------
                                                                                  ($ in thousands)
Net earnings                                                                   $  5,240       4,809
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       (Gain) loss on disposition of assets                                          16         (13)
       Realized gain on investments                                                   -        (233)
       Depreciation and amortization                                              9,388       9,730
       Increase in deferred taxes                                                   983       1,403
       Deferred scheduled maintenance costs                                       1,421       3,148
       Equity in earnings of insurance affiliate                                   (969)          -
       Equity in earnings of marine affiliates                                     (748)       (159)
       Minority interest expense                                                      -       1,161
       Other noncash adjustments to earnings                                        628      (1,427)
       Increase in cash from other changes in operating working capital for:
            Marine transportation, diesel repair and other                        6,200       7,778
            Insurance                                                                 -       3,835
                                                                               --------     -------
                Net cash provided by operating activities                        22,159      30,032
                                                                               --------     -------
Cash flow from investing activities:
    Proceeds from sale and maturities of investments                                  -      15,260
    Purchase of investments                                                      (1,793)    (22,213)
    Increase in short-term investments                                                -     (11,563)
    Capital expenditures                                                        (13,787)    (12,570)
    Proceeds from disposition of assets                                           2,737       1,047
                                                                               --------     -------
                Net cash used in investing activities                           (12,843)    (30,039)
                                                                               --------     -------
Cash flow from financing activities:
    Payments on bank revolving credit agreements, net                            (8,600)    (22,800)
    Increase in long-term debt                                                        -      37,548
    Payments under long-term debt                                                  (426)    (21,368)
    Proceeds from exercise of stock options                                          81          24
                                                                               --------     -------
                Net cash used in financing activities                            (8,945)     (6,596)
                                                                               --------     -------
                Increase (decrease) in cash and invested cash                       371      (6,603)
Cash and invested cash, beginning of year                                         1,457      11,840
                                                                               --------     -------

Cash and invested cash, end of period                                          $  1,828       5,237
                                                                               ========     =======

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                               $  1,138       2,206
        Income taxes                                                           $    300           -




          See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, and the results of operations for the three months ended March 31, 1996 and 1995.

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

(2)      COMPARABILITY OF FINANCIAL STATEMENTS

         In July 1995, the Company's ownership of Universal Insurance Company ("Universal") was reduced to 47% as a result of a redemption of a portion of Universal's common stock owned by the Company. Accordingly, effective July 1, 1995, the Company began accounting for its investment in Universal under the equity method of accounting. Prior period financial statements have not been restated.

         The following pro forma condensed statement of earnings is based on historical information of the Company and assumes the Company was accounting for its investment in Universal on an equity basis as of the beginning of the three months ended March 31, 1995 (in thousands):

                                                             Three months ended
                                                               March 31, 1995
                                                               --------------
Revenues                                                          $ 93,549
Costs and expenses                                                  84,902
                                                                  --------
    Operating income                                                 8,647
Equity in earnings of insurance affiliate                            1,733
Equity in earnings of marine affiliates                                159
Interest expense                                                    (2,910)
                                                                  --------
    Earnings before taxes on income                                  7,629
Provision for taxes on income                                        2,820
                                                                  --------
    Net earnings                                                  $  4,809
                                                                  ========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO  CONDENSED FINANCIAL STATEMENTS


(3)      TAXES ON INCOME

         Earnings before taxes on income and details of the provision for taxes on income for the three months ended March 31, 1996 and 1995 are as follows (in thousands):

                                           Three months ended March 31,
                                           ----------------------------
                                              1996              1995
                                           ----------         ---------
Earnings before taxes on income:
    United States                              $7,410         $5,870
    Foreign                                       969          1,759
                                               ------         ------
                                               $8,379         $7,629
                                               ======         ======
Provision for taxes on income:
    Current                                    $2,016         $1,699
    Deferred                                      983          1,067
    State and municipal                           140             54
                                               ------         ------
                                               $3,139         $2,820
                                               ======         ======



(4)      LONG-TERM DEBT

         At December 31, 1995, the Company had two separate revolving credit agreements with Texas Commerce Bank National Association, as agent bank, providing for aggregate borrowings of up to $50,000,000 by the Company and $50,000,000 by the Company's principal marine transportation subsidiary (the "Credit Agreements"). On March 18, 1996, the Company agreed to new terms with the agent bank regarding the Credit Agreements. Under the new terms, the $50,000,000 Credit Agreement with the Company and the $50,000,000 Credit Agreement with the Company's principal marine transportation subsidiary were combined into a single $100,000,000 Credit Agreement with the Company. The new Credit Agreement eliminates certain negative pledges and rights to priority liens included in the original terms of the marine transportation subsidiary's Credit Agreement. The new terms contain covenants substantially similar to the original terms of the Credit Agreements including the maintenance of certain financial ratios and certain other convenants. Interest on the new Credit Agreement, subject to an applicable margin ratio and type of loan, is floating prime rate or, at the Company's option, rates based on Eurodollar interbank or certificate of deposit rates. Proceeds from the new Credit Agreement may be used for general corporate purposes, the purchase of existing or new equipment or for possible business acquisitions.

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

         The Company reported net earnings of $5,240,000, or $.20 per share, for the 1996 first quarter, compared with $4,809,000, or $.17 per share, for the 1995 first quarter.

         The Company's marine transportation segment's consolidated revenues totaled $77,472,000, or 83% of total revenues for the 1996 first quarter. Consolidated diesel repair revenues totaled $14,935,000, or 16% of total first quarter 1996 revenues.

         Effective July 1, 1995, the Company began accounting for its investment in Universal, its property and casualty insurance subsidiary, under the equity method of accounting as a result of a redemption of a portion of the Company's common stock in Universal, reducing the Company's ownership to 47%. Prior period financial statements were not restated. For the 1995 first six months and prior years, results for Universal were consolidated, with a minority interest expense recorded for Universal's minority shareholder.

MARINE TRANSPORTATION

         The Company's marine transportation segment reported transportation revenues for the 1996 first quarter of $77,472,000, a decrease of 2% when compared with $79,209,000 reported for the 1995 first quarter. Operating income for the marine transportation segment for the 1996 first quarter totaled $9,949,000. The results represent a 20% increase when compared with 1995 first quarter operating income of $8,318,000.

         As a provider of service for both the inland and offshore United States markets, the marine transportation segment is divided into three divisions organized around the markets they serve: the Inland Chemical Division, serving the inland industrial and agricultural chemical markets; the Inland Refined Products Division, serving the inland refined products market; and the Offshore Division, which serves the offshore petroleum products, container, dry-bulk and palletized cargo markets. A division analysis of marine transportation revenues follows.

Marine Transportation Revenues

         The Inland Chemical Division's transportation revenues for the 1996 first quarter totaled $42,167,000, or 54% of total transportation revenues. Such amount represents a 5% increase compared with $39,986,000 reported in the 1995 first quarter. The Inland Chemical Division operates under long-term contracts, short-term contracts and spot movements of products. As of March 31, 1996 and 1995, approximately 80% of such movements were under contracts and approximately 20% were spot movements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS, Continued

         The adverse winter weather in January and February in the Midwest and East Coast affected driving, which in turn, reduced the demand for gasoline. Therefore, the movements of chemicals used in gasoline blending declined slightly. The negative effect of a softer economy also resulted in lower volumes of chemical and petrochemical spot market movements and caused a slight decline in spot market rates.

         The movements of liquid fertilizer and anhydrous ammonia by the Inland Chemical Division are normally seasonal, coinciding with the spring and fall fertilizer season. Revenues for the 1996 and 1995 first quarter reflect such seasonality.

         Transportation revenues from the Inland Refined Products Division for the 1996 first quarter declined to $14,687,000, or 19% of the total transportation revenues, a decrease of 8% compared with 1995 first quarter revenues of $15,989,000. The Inland Refined Products Division also operates under long-term contracts, short-term contracts and spot market movements. For the 1996 first quarter, approximately 45% of such movements were under term contracts and 55% were spot market movements. As noted above, adverse winter weather conditions in the Midwest and East Coast effected efficiencies of operations, and affected driving, which reduced the demand for gasoline. In addition, there was a significant inventory drawdown of gasoline in the Midwest which reduced the demand for gasoline movements, which are generally comprised of movements from Gulf Coast refineries for distribution in the Midwest.

         Transportation revenues from the Offshore Division for the 1996 first quarter decreased 11% to $20,618,000, representing 27% of total transportation revenues, from the $23,234,000 reported in the 1995 first quarter. The Offshore Division participates in movements of both refined petroleum products and dry cargo. Even though the offshore revenues of refined petroleum products continued to experience weaknesses, the market for such movements did reflect improvements during the 1996 first quarter. Four of the Company's tankers operated under long-term contracts and three operated in the spot market. Full utilization was achieved during the 1996 first quarter with the exception of one spot market tanker that was idle for a portion of February. Spot market rates also improved during the quarter. Full recovery of the offshore tanker market is anticipated to be gradual, over the next few years, as offshore tankers are removed from service under the Oil Pollution Act of 1990. The Company operated seven refined product tankers during the 1996 first quarter as compared with nine in the first quarter of 1995. Two tankers were removed from service in accordance with the Oil Pollution Act of 1990 effective January 1, 1996.

                 Movements for the transportation of food aid and related products under the United States Government's preference aid cargo programs and military cargo movements continued to be sporadic during the 1996 first quarter. During the 1996 first quarter, one of the Company's three break-bulk freighters was employed the entire quarter, one for a portion of the quarter and one was idle the entire quarter. Excess equipment capacity and reduction in available movements continue to plague this offshore segment. The Company is prepared to exit the preference aid and military cargo markets if demand and rates do not return to profitable levels.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS, Continued

Marine Transportation Costs and Expenses

         Costs and expenses, excluding interest expense, for the marine transportation segment for the 1996 first quarter totaled $67,700,000, a decrease of 5% compared with $70,876,000 reported for the 1995 first quarter. The 5% decrease reflects the reduction in equipment utilization in both the Inland Refined Products Division and the Offshore Division. As noted above, during the 1996 first quarter, the Company operated seven offshore tankers compared with nine tankers in the 1995 first quarter. During the 1996 first quarter, one of the Company's three break-bulk freighters was idle the entire quarter and one was idle for a portion of the quarter as compared to full utilization during the 1995 first quarter. In addition, the write-down of the Company's three break-bulk freighters in September 1995, in accordance with Statement of Financial Accounting Standards No. 121, substantially reduced depreciation expense applicable to the three freighters. Partially offsetting the reductions noted above were increased costs as a result of higher equipment costs, health and welfare costs, general and administrative costs and inflationary increases in costs and expenses.

Marine Transportation Operating Income

         The Company's Inland Chemical and Refined Products Divisions' operating income for the 1996 first quarter totaled $7,134,000, reflecting a decrease of 5% compared with 1995 first quarter operating income of $7,535,000. The operating margin for the 1996 first quarter decreased to 12.6% compared with an operating margin of 13.5% for the first quarter of 1995. The reduction in the operating margin was driven by the lower refined products revenues. The operating margin for chemical movements increased over the first quarter 1995 margin.

         The Offshore Division's operating income totaled $2,815,000 for the 1996 first quarter, an increase of 260% when compared with $783,000 of operating income for the 1995 first quarter. The operating margin for the 1996 first quarter increased to 13.7% compared with 3.4% for the 1995 first quarter. Although revenues were reduced 11% as noted above, the Offshore Division's expenses were down as certain vessels were idle.

         The Company's investment in two offshore marine partnerships, accounted for under the equity method, recorded earnings of $748,000 for the 1996 first quarter compared with $159,000 for the first quarter of 1995. The increase in earnings reflects the partnerships enhanced coal and limestone rock contract movements, as the 1995 first quarter was negatively affected by scheduled maintenance of certain partnership vessels.

DIESEL REPAIR

         The Company's diesel repair segment reported record diesel repair revenues for the 1996 first quarter of $14,935,000, reflecting a 6% increase compared with $14,025,000 for the 1995 first quarter. The diesel repair segment is divided into two divisions organized around the markets they serve. The Marine Diesel Repair Division operates on all three coasts and in the Midwest through five facilities that

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS, Continued

repair and overhaul marine diesel engines and reduction gears, and sell related parts and accessories. The Rail Diesel Repair Division, which commenced operations in January, 1994, provides replacement parts, service and support nationwide to shortline railroads and industrial companies that operate locomotives.

Diesel Repair Revenues

         Revenues for the Marine Diesel Repair Division increased to $12,418,000, contributing 83% of the diesel repair segment's total revenues during the 1996 first quarter. Such revenues represented a 7% increase compared with the $11,617,000 reported in the 1995 first quarter. During the 1996 first quarter, the division continued to operate in a very competitive market; however, the Gulf Coast and Midwest markets benefited from the general health of the inland tank barge and dry cargo industry. In addition, the Gulf Coast market benefited from the offshore drilling activity and well service industry.

         The Rail Diesel Repair Division's revenues for the 1996 first quarter increased to $2,517,000, contributing 17% of the diesel repair segment total revenues for the period. Such revenues represented a 5% increase compared with $2,408,000 of revenues for the 1995 first quarter. The division continues to expand its aftermarket parts sales as the exclusive distributor to shortline and industrial railroads for the Electro-Motive Division of General Motors.

Diesel Repair Costs and Expenses

         Costs and expenses, excluding interest expense, for the diesel repair segment for the 1996 first quarter totaled $13,752,000 compared with $12,988,000 for the 1995 first quarter. The 6% increase reflected the overall continued growth in revenue from both the Marine and Diesel Repair Divisions.

Diesel Repair Operating Income

         The diesel repair operating income for the 1996 first quarter was $1,217,000, an increase of 13% compared with first quarter 1995 operating income of $1,076,000. The operating margin for the 1996 first quarter was 8.1% compared with 7.7% for the first quarter of 1995.

PROPERTY AND CASUALTY INSURANCE

         The Company currently owns 47% of the voting common stock of Universal, a full service property and casualty insurance company, which operates exclusively in the Commonwealth of Puerto Rico. Eastern America Financial Group, Inc. owns 53% of the voting common stock of Universal.

          Effective July 1, 1995, upon the reduction of the Company's voting ownership to 47%, the Company is accounting for its investment in Universal under the equity in earnings method of accounting. Prior period financial statements were not restated. For the 1995 first six months, results for Universal

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS, Continued

were consolidated with a minority interest expense recorded for Eastern America's minority interest. For the last six months of 1995 and the first quarter of 1996, the Company's investment in Universal was recorded on the equity in earnings method of accounting.

         Comparability of net premiums earned, commissions earned on reinsurance, investment income, losses, claims and settlement expenses, policy acquisition costs, minority interest expense and, to a lesser extent, selling, general and administrative expenses, taxes, other than on income and depreciation and amortization were affected by the change in the method of accounting for the Company's investment in Universal effective July 1, 1995. Universal has continued to expand its vehicle single-interest and double-interest lines of business, primarily the result of strong automobile sales in Puerto Rico and from Universal's expanded market share.

         The amount recorded by the Company as equity in earnings for the Company's investment in Universal is influenced to the extent that anticipated future redemptions by Universal of its common stock exceed the Company's investment in Universal's stock. The Company also has an investment in Universal's nonvoting preferred stock (100%). Because the preferred stock controls a separate portfolio of U.S. Treasury Securities, the Company accounts for this preferred stock under SFAS 115. Therefore, the interest earned, as well as the realized gains from the sale of U.S. Treasury Securities collateralizing the preferred stock, are included as part of equity in earnings of insurance affiliate. During the 1996 first quarter, the Company recognized $582,000 of realized gains from the sale of such U.S. Treasury Securities, which are included in equity in earnings of insurance affiliate.

         The Company's portion of Universal's pretax earnings for 1996 first quarter totaled $969,000 compared with consolidated operating income of $1,759,000 for the first quarter of 1995.

FINANCIAL CONDITIONS, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet

         Total assets as of March 31, 1996 were $496,206,000 compared with $498,084,000 as of December 31, 1995. The available-for-sale securities of $16,984,000 as of March 31, 1996 and $15,692,000 as of December 31, 1995 are
investments of the Company's wholly owned captive insurance subsidiary, Oceanic Insurance Limited ("Oceanic"). Oceanic insures risks of the Company and its transportation and diesel repair subsidiaries. To limit its exposure to losses, Oceanic procures reinsurance in international markets.

         Total liabilities as of March 31, 1996 totaled $287,647,000 compared with $292,751,000 as of December 31, 1995. During the 1996 first quarter, the Company's proceeds from net cash provided by operating activities were used to reduce long-term debt by $9,026,000.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

FINANCIAL CONDITIONS, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet, Continued

         Stockholders' equity as of March 31, 1996 totaled $208,559,000 compared with $205,333,000 as of December 31, 1995. Unrealized net gains (losses) in value of investments declined by $2,095,000, as the market value for certain investments of Universal of which the Company has a 100% ownership declined in value.

Long-Term Debt

         On March 18, 1996, the Company and Texas Commerce Bank National Association, as agent bank, agreed to new terms regarding the Company's and the Company's principal marine transportation subsidiary's separate $50,000,000 revolving Credit Agreements. Under the new terms, the existing $50,000,000 Credit Agreement with the Company and the existing $50,000,000 Credit Agreement with the Company's principal marine transportation subsidiary were combined into a single $100,000,000 Credit Agreement with the Company. The new Credit Agreement eliminates certain negative pledges and rights to priority liens which were included in the marine transportation subsidiary's existing Credit Agreement. Interest on the new Credit Agreement, subject to an applicable margin ratio and type of loan, is floating prime rate or, at the Company's option, rates based on a Eurodollar interbank or certificate of deposit rates. Proceeds under the new Credit Agreement may be used for general corporate purposes, the purchase of existing or new equipment or for possible business acquisitions. The new Credit Agreement contains covenants that require the maintenance of certain financial ratios and certain other covenants.

Capital Expenditures

         In May 1994, the Company entered into a contract for the construction of 12 double skin 29,000 barrel capacity inland tank barges for use in the movement of industrial chemicals and refined products. In February 1995, the Company exercised the option under the contract to construct 12 additional barges. As of May 2, 1996, the Company had received 17 barges and the remaining seven barges are scheduled to be delivered one each month thereafter. A third option for the construction of 12 additional barges was not exercised. The new construction program, estimated to total approximately $18,000,000 during the 1996 year, is consistent with the Company's long-term strategy of upgrading its equipment to service the needs of its customers and to enhance its market position. Funds for the continuing construction project are anticipated to be available through 1996 net cash provided by operating activities.

Liquidity

         The Company generated net cash provided by operating activities of $22,159,000 for the 1996 first quarter. Universal, accounted for under the equity method for the 1996 first quarter, did not contribute cash flow to the 1996 first quarter results. Under the equity method, the Company will recognize cash flow from Universal only upon receipt of actual distributions or redemptions, none of which were recorded in the

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

FINANCIAL CONDITIONS, CAPITAL RESOURCES AND LIQUIDITY

Liquidity, Continued

1996 first quarter. The results for Universal were consolidated and included in operating income for the 1995 first quarter, resulting in $6,888,000 of the $30,032,000 of net cash provided by operating activities during the 1995 first quarter.

         The funds generated are available for capital construction projects, treasury stock repurchases, asset acquisitions, repayment of borrowings associated with treasury stock acquisitions or asset acquisitions and for other operating requirements. In addition to its net cash flow provided by operating activities, the Company also has available as of May 3, 1996 $50,000,000 under its revolving credit agreement and $171,000,000 available under its medium term note program.

         The Company's Board of Directors has authorized the repurchase of 4,250,000 shares of the Company's common stock. As of May 3, 1996, the Company had 2,026,000 shares available under the repurchase authorization. During the 1996 first quarter, the Company did not purchase any of its common stock. The Company is authorized to purchase its common stock on the American Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

         During the last three years, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel, can be passed through to its customers through rate adjusted formulas, while the transportation assets acquired and accounted for using the purchase method of accounting were adjusted to a fair market value and, therefore, the cumulative long-term effect on inflation was reduced. The repair portion of the diesel repair segment is based on prevailing current market rates. The Company does not presently use financial derivatives, but uses a mix of floating and fixed rate debt. The Company has no foreign exchange risks.

         The Company has no present plan to pay dividends on its common stock.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

                 For a detailed explanation of the material pending legal proceedings against the Company, please refer to the Form 10-K for the year ended December 31, 1995.

Item 4.          Results of Votes of Security Holders

(a)              The Registrant held its Annual Meeting of Stockholders on
                 April 16, 1996.

(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees were elected.

                 Directors elected were George F. Clements, Jr., C. Sean Day, William M. Lamont, Jr., George A. Peterkin, Jr., J. H. Pyne, Robert G. Stone, Jr., Thomas M. Taylor and J. Virgil Waggoner. No other directors previously in office continued as a director or continued in office after the meeting.

Item 6.          Exhibits and Reports on Form 8-K.

(a)              Exhibits:

                 10.0 Credit Agreement, dated March 18, 1996, among Kirby Corporation, the Banks named therein, and Texas Commerce Bank National Association as Agent and Funds Administrator.

                 11.0     Computation of Earnings per Common Share.

                 27.0     Financial Data Schedule

(b)              Reports on Form 8-K:

                 There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Kirby Corporation
                                        (Registrant)


                                        By: /s/ G. Stephen Holcomb
                                            ----------------------
                                            G. Stephen Holcomb
May 6, 1996                                 Vice President and Controller