Form 10-Q
period 1996-06-30
KIRBY CORP
filed 1996-08-02
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

 [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the quarter ended June 30, 1996


 [   ]   Transition report pursuant to Section 13 or 15(d) of the Securities and
         Exchange Act of 1934

Commission File Number      1-7615

                              Kirby Corporation
  ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                      74-1884980
  --------------------------------             ---------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

         1775 St. James Place, Suite 300, Houston, TX      77056-3453
  ------------------------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

                                (713) 629-9370
  ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                   No Change
  ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes         [ X ]             No         [   ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on August 1, 1996 was 24,714,986.

                         PART 1 - FINANCIAL INFORMATION

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                                                                 June 30,             December 31,
                                                                                   1996                   1995
                                                                                ----------            ------------
                                                                                         ($ in thousands)
Current assets:
     Cash and invested cash                                                       $  1,898                1,457
     Available-for-sale securities                                                  16,330               15,692
     Accounts and notes receivable, net of allowance for doubtful accounts          64,644               65,755
     Inventory - finished goods, at lower of average cost or market                 10,064                9,555
     Prepaid expenses and other                                                     12,760               11,968
     Deferred taxes                                                                    785                  677
                                                                                  --------             --------
             Total current assets                                                  106,481              105,104
                                                                                  --------             --------
Property and equipment, at cost                                                    514,468              500,454
     Less allowance for depreciation                                               188,085              178,119
                                                                                  --------             --------
                                                                                   326,383              322,335
                                                                                  --------             --------
Investments in affiliates:
    Insurance affiliate                                                             43,756               44,785
    Marine affiliates                                                               12,411               11,985
                                                                                  --------             --------
                                                                                    56,167               56,770
                                                                                  --------             --------
Excess cost of consolidated subsidiaries                                             3,629                3,605
Noncompete agreements, net of accumulated amortization                                 863                1,438
Sundry                                                                               7,884                8,832
                                                                                  --------             --------
                                                                                  $501,407              498,084
                                                                                  ========             ========





           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    June 30,            December 31,
                                                                                      1996                  1995
                                                                                   ---------            ------------
                                                                                          ($ in thousands)
  Current liabilities:
      Current portion of long-term debt                                            $   5,333                5,676
      Accounts payable                                                                15,364               21,691
      Accrued liabilities                                                             44,380               36,112
      Deferred revenues                                                                6,551                5,947
                                                                                    --------             --------
             Total current liabilities                                                71,628               69,426
                                                                                    --------             --------

 Long-term debt, less current portion                                                159,984              173,550
 Deferred taxes                                                                       46,345               43,615
 Other long-term liabilities                                                           6,430                6,160
                                                                                    --------             --------
                                                                                     284,387              292,751
                                                                                    --------             --------
 Contingencies and commitments                                                            --                   --


 Stockholders' equity:
    Preferred stock, $1.00 par value per share.  Authorized
        20,000,000 shares                                                                 --                   --
    Common stock, $.10 par value per share.  Authorized 60,000,000
        shares, issued 30,907,000 shares                                               3,091                3,091
    Additional paid-in capital                                                       158,351              158,383
    Unrealized net gains (losses) in value of investments                               (215)               1,978

    Retained earnings                                                                101,500               88,034
                                                                                    --------             --------
                                                                                     262,727              251,486
    Less cost of 4,608,000 shares in treasury (4,653,000 at
        December 31, 1995)                                                            45,707               46,153
                                                                                    --------             --------
                                                                                     217,020              205,333
                                                                                    --------             --------
                                                                                    $501,407              498,084
                                                                                    ========             ========


           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                                    Three months ended             Six months ended
                                                                         June 30,                       June 30,
                                                                 --------------------------    ----------------------------
                                                                    1996           1995            1996             1995
                                                                 ----------     -----------    -------------    ------------
                                                                       ($ in thousands, except per share amounts)
 Revenues:
    Transportation                                                 $ 81,312          83,078          158,784         162,287
    Diesel repair                                                    14,630          12,690           29,565          26,715
    Net premiums earned                                                  --          22,124               --          43,191
    Commissions earned on reinsurance                                    --           1,136               --           2,048
    Investment income                                                   195           3,612              707           6,771
    Gain (loss) on disposition of assets                              1,764            (249)           1,748            (236)
    Realized gain on investments                                         --             635               --             868
                                                                   --------        --------         --------        --------
                                                                     97,901         123,026          190,804         241,644
                                                                   --------        --------         --------        --------
 Costs and expenses:
    Costs of sales and operating expenses (except as
       shown below)                                                  62,565          64,701          124,027         128,296
    Losses, claims and settlement expenses                               --          15,620               --          30,189
    Policy acquisition costs                                             --           4,613               --           9,365
    Selling, general and administrative                              10,632          13,366           20,783          25,195
    Taxes, other than on income                                       1,904           2,724            3,829           5,314
    Depreciation and amortization                                     8,267          10,036           17,655          19,766
    Minority interest expense                                            --           1,290               --           2,463
                                                                   --------         -------         --------        --------
                                                                     83,368         112,350          166,294         220,588
                                                                   --------         -------         --------        --------
          Operating income                                           14,533          10,676           24,510          21,056

 Equity in earnings of insurance affiliate                              382              --            1,351              --
 Equity in earnings of marine affiliates                              1,166             425            1,914             584
 Interest expense                                                    (3,161)         (3,046)          (6,476)         (5,956)
                                                                   --------         -------         --------        --------
          Earnings before taxes on income                            12,920           8,055           21,299          15,684
 Provision for taxes on income                                        4,694           2,979            7,833           5,799
                                                                   --------         -------         --------        --------
          Net earnings                                             $  8,226           5,076           13,466           9,885
                                                                   ========         =======         ========        ========

 Earnings per share of common stock                                $    .31             .18              .51             .35
                                                                   ========         =======         ========        ========


           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Six months ended June 30,
                                                                                       --------------------------
                                                                                         1996               1995
                                                                                       --------          --------
 Net earnings                                                                          $ 13,466              9,885
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     (Gain) loss on disposition of assets                                                (1,748)               236
     Realized gain on investments                                                            --               (868)
     Depreciation and amortization                                                       17,655             19,766
     Increase in deferred taxes                                                           2,775              2,589
     Deferred scheduled maintenance costs                                                 2,475              4,125
     Equity in earnings of insurance affiliate                                           (1,351)               --
     Equity in earnings of marine affiliates, net of distributions                         (426)              (584)
     Minority interest expense                                                               --              2,463
     Other noncash adjustments to earnings                                                   92                 10
     Increase in cash from other changes in operating working capital for:
          Marine transportation, diesel repair and other                                    861             (8,288)
          Insurance                                                                          --             14,101
                                                                                       --------           --------
              Net cash provided by operating activities                                  33,799             43,435
                                                                                       --------           --------
Cash flow from investing activities:
     Proceeds from sale and maturities of investments                                        --             50,178
     Purchase of investments                                                             (1,283)           (69,650)
     Increase in short-term investments                                                      --            (12,060)
     Capital expenditures                                                               (23,679)           (22,921)
     Proceeds from disposition of assets                                                  5,100              1,015
                                                                                       --------           --------
                Net cash used in investing activities                                   (19,862)           (53,438)
                                                                                       --------           --------

 Cash flow from financing activities:
     Payments on bank revolving credit agreements, net                                   (8,400)           (44,400)
     Increase in long-term debt                                                             --              82,891
     Payments on long-term debt                                                          (5,513)           (26,451)
     Purchase of treasury stock                                                             --             (11,744)
     Proceeds from exercise of stock options                                                417                 29
                                                                                       --------           --------
                 Net cash provided by (used in) financing activities                    (13,496)               325
                                                                                       --------           --------
                 Increase (decrease) in cash and invested cash                              441             (9,678)
 Cash and invested cash, beginning of year                                                1,457             11,840
                                                                                       --------           --------
 Cash and invested cash, end of period                                                 $  1,898              2,162
                                                                                       ========           ========

 Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                      $  6,510              5,258
         Income taxes                                                                  $  4,487                800

          See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, and the results of operations for the three months and six months ended June 30, 1996 and 1995.

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

(2)      CHANGE IN ACCOUNTING ESTIMATES

         Results for the 1996 second quarter include a change in the estimated depreciable lives of the Company's inland tank barges and the Company's inland towboats. The change in the estimated lives provides a better matching of revenues and depreciation expense over the inland barges' and towboats' economic useful lives. The depreciable lives of inland barges were changed from an average of 20 years to 30 years and the depreciable lives of inland towboats were changed from an average of 22 years to 35 years. Inland single skin barges were evaluated on a barge by barge basis, with shorter depreciable lives recorded in anticipation of early retirements. Salvage values were also assigned to certain inland vessels where it was reasonable to expect that the vessels would have a residual value at the end of its depreciable life. The change in estimate, effective January 1, 1996, decreased depreciation expense for the 1996 first six months by $1,261,000 ($820,000 after taxes, or $.03 per share). The entire adjustment was recorded in the 1996 second quarter operating results, with $410,000 after taxes, or $.02 per share, attributable to the second quarter.

(3)      COMPARABILITY OF FINANCIAL STATEMENTS

         In July 1995, the Company's ownership of Universal Insurance Company ("Universal") was reduced from 58% to 47% as a result of a redemption of a portion of Universal's common stock owned by the Company. Accordingly, effective July 1, 1995, the Company began accounting for its investment in Universal under the equity method of accounting. Prior period financial statements have not been restated.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(3)      COMPARABILITY OF FINANCIAL STATEMENTS, Continued

         The following pro forma condensed statements of earnings are based on historical information of the Company and assumes the Company was accounting for its investment in Universal on an equity basis as of the beginning of 1995 (in thousands):

                                                            Three months ended              Six months ended
                                                               June 30, 1995                  June 30, 1995
                                                            ------------------              ----------------
         Revenues                                               $ 96,129                         189,678
         Costs and expenses                                       87,714                         172,616
                                                                --------                        --------
             Operating income                                      8,415                          17,062
         Equity in earnings of insurance affiliate                 2,261                           3,994
         Equity in earnings of marine affiliates                     425                             584
         Interest expense                                         (3,046)                         (5,956)
                                                                --------                        --------
             Earnings before taxes on income                       8,055                          15,684
         Provision for taxes on income                             2,979                           5,799
                                                                --------                        --------
             Net earnings                                       $  5,076                           9,885
                                                                ========                        ========

 (4)     TAXES ON INCOME

         Earnings before taxes on income and details of the provision for taxes on income for the three months and the six months ended June 30, 1996 and 1995 are as follows (in thousands):

                                                   Three months ended June 30,           Six months ended June 30,
                                                   ---------------------------           -------------------------
                                                     1996               1995               1996             1995
                                                   --------           --------           --------         --------
         Earnings before taxes on income:
             United States                         $ 12,538              5,844             19,948           11,713
             Foreign                                    382              2,211              1,351            3,971
                                                   --------           --------            -------          -------
                                                   $ 12,920              8,055             21,299           15,684
                                                   ========           ========            =======          =======
         Provision for taxes on income:
             Current                               $  2,755              1,681              4,771            3,380
             Deferred                                 1,792              1,186              2,775            2,253
             State and municipal                        147                112                287              166
                                                   --------           --------            -------          -------
                                                   $  4,694              2,979              7,833            5,799
                                                   ========           ========            =======          =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


(5)      LONG-TERM DEBT

         At December 31, 1995, the Company had two separate revolving credit agreements with Texas Commerce Bank National Association, as agent bank, providing for aggregate borrowings of up to $50,000,000 by the Company and $50,000,000 by the Company's principal marine transportation subsidiary (the "Credit Agreements"). On March 18, 1996, the Company agreed to new terms with the agent bank regarding the Credit Agreements. Under the new terms, the $50,000,000 Credit Agreement with the Company and the $50,000,000 Credit Agreement with the Company's principal marine transportation subsidiary were combined into a single $100,000,000 Credit Agreement with the Company. The new Credit Agreement eliminates certain negative pledges and rights to priority liens included in the original terms of the marine transportation subsidiary's Credit Agreement. The new terms contain covenants substantially similar to the original terms of the Credit Agreements including the maintenance of certain financial ratios and certain other covenants. Interest on the new Credit Agreement, subject to an applicable margin ratio and type of loan, is floating prime rate or, at the Company's option, rates based on Eurodollar interbank or certificate of deposit rates. Proceeds from the new Credit Agreement may be used for general corporate purposes, including the purchase of existing or new equipment or for possible business acquisitions.

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

         The Company reported net earnings of $13,466,000, or $.51 per share, for the first six months of 1996 compared with $9,885,000, or $.35 per share, for the first six months of 1995. Net earnings for the 1996 second quarter totaled $8,226,000, or $.31 per share, compared with net earnings of $5,076,000, or $.18 per share, for the 1995 second quarter.

         The Company's marine transportation segment reported consolidated transportation revenues of $158,784,000, or 83% of total revenues, for the 1996 first six months and $81,312,000, or 83% of total 1996 second quarter revenues. Consolidated diesel repair revenues for the 1996 first half totaled $29,565,000, or 15% of total Company revenues. Second quarter 1996 consolidated diesel repair revenues total $14,630,000, representing 15% of total revenues for the quarter. Investment income and gain on sale of assets totaled $2,455,000 for the first six months of 1996 and $1,959,000 for the 1996 second quarter, representing 2% of total revenues for both periods.

         Effective July 1, 1995, the Company began accounting for its investment in Universal, its property and casualty insurance subsidiary, under the equity method of accounting as a result of a redemption of a portion of the Company's common stock in Universal, reducing the Company's ownership from 58% to 47%. Prior period financial statements were not restated. For the 1995 first six months and prior years, results for Universal were consolidated, with a minority interest expense recorded for Universal's minority shareholder.

MARINE TRANSPORTATION

         The Company's marine transportation segment reported transportation revenues for the 1996 first six months of $158,784,000, a 2% decrease compared with $162,287,000 reported for the 1995 first six months. Transportation revenues for the 1996 second quarter totaled $81,312,000, a 2% decrease when compared with $83,078,000 reported for the 1995 second quarter. Operating income for the marine transportation segment totaled $22,772,000 for the 1996 first six months, a 36% increase compared with $16,702,000 of operating income for the 1995 first half. Second quarter 1996 operating income totaled $13,000,000, reflecting a 55% increase compared with second quarter 1995 operating income of $8,370,000.

         As a provider of service for both the inland and offshore United States markets, the marine transportation segment is divided into three divisions organized around the markets they serve: the Inland Chemical Division, serving the inland industrial and agricultural chemical markets; the Inland Refined Products Division, serving the inland refined products market; and the Offshore Division, which serves the offshore petroleum products, container, dry-bulk and palletized cargo markets. In July 1996, the Company created a new transportation division, the Kirby Corporation Inland Barge Division, consolidating all of its inland operations into this division.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS, Continued

Marine Transportation Revenues

         The Inland Chemical Division reported transportation revenues for the 1996 first six months of $87,168,000, or 55% of total transportation revenues. The Division's revenues represent a 6% increase compared with $82,165,000 reported in the 1995 first half. Second quarter 1996 Inland Chemical Division transportation revenues totaled $45,000,000, or 55% of total transportation second quarter revenues, a 7% increase compared with $42,180,000 of revenues reported in the 1995 second quarter. The Inland Chemical Division operated under long-term contracts, short-term contracts and spot movements of products. As of June 30, 1996 and 1995, approximately 80% of movements were under term contracts and approximately 20% were spot movements.

         The adverse weather in January and February in the Midwest and East Coast affected driving, which in turn, reduced the demand for gasoline. Therefore, the movements of chemicals used in gasoline blending declined slightly during such periods. Such movements improved during the 1996 second quarter as the demand for gasoline was enhanced with the summer driving season.

         The movements of liquid fertilizer and anhydrous ammonia by the Inland Chemical Division are normally seasonal, coinciding with the spring and fall fertilizer season. Revenues for the 1996 and 1995 second quarter were enhanced as compared with the 1996 and 1995 first quarter, reflecting such seasonality.

         Transportation revenues for the Inland Refined Products Division for the 1996 first six months total $31,816,000, representing 20% of total transportation revenues and reflecting a 3% decrease compared with $32,887,000 reported for the 1995 first six months. The Division's transportation revenues for the 1996 second quarter equaled $17,128,000, or 21% of total marine transportation revenues, a 1% increase compared with $16,899,000 for the 1995 second quarter. The Inland Refined Products Division operates under long-term contracts, short-term contracts and spot market movements. Generally, such movements are from Gulf Coast refineries for distribution in the Midwest. For the 1996 first six months and second quarter, approximately 45% of such movements were under term contracts and 55% were spot market movements. For the first three months of 1996, the adverse winter weather in the Midwest and East Coast, as noted above, affected efficiencies of operations and affected driving, which reduced the demand for gasoline movements. In addition, during the 1996 first quarter, there was a significant inventory drawdown of gasoline in the Midwest which reduced the demand for movements of gasoline. During the 1996 second quarter, in anticipation of, and during the beginning of the summer driving season, the demand for gasoline movements to the Midwest was enhanced, improving utilization of the Inland Refined Products Division's Mississippi River fleet.

         Transportation revenues for the Offshore Division for the 1996 first six months totaled $39,807,000, a decrease of 16% compared with $47,235,000 reported for the 1995 first six months. The Offshore Division's revenues represent 25% of total transportation revenues. Second quarter 1996 Offshore Division transportation revenues declined 20% to $19,189,000, representing 24% of total transportation revenues, from the $24,001,000

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS, Continued

reported in the 1995 second quarter. The Offshore Division participates in the offshore movements of both refined petroleum products and dry cargo. During the first six months of 1996, four of the Company's seven tankers operated under long-term contracts and three operated in the spot market. From January through May 1996, the tankers operated at close to full utilization with spot market rates reflecting some improvement. During June, demand for our three spot market tankers softened, idling two tankers. Full recovery of the offshore tanker market is anticipated to be gradual, over the next few years, as offshore tankers are removed from service under the Oil Pollution Act of 1990. During the first six months and second quarter of 1995, the Company operated nine tankers, two of which were removed from service effective January 1, 1996, in accordance with the Oil Pollution Act of 1990. The Company has no further mandated retirements until 1999.

         Movements for the transportation of food aid and related products under the United States Governments' preference aid programs and military cargo movements continued to be sporadic for the 1996 first half and second quarter. Excess equipment capacity and reduction in available movements continue to plague this offshore segment. On average, during both 1996 periods, the Company has averaged only one of its three break-bulk freighters being employed.

Marine Transportation Costs and Expenses

         Costs and expenses, excluding interest expense, for the marine transportation segment for the 1996 first six months totaled $136,018,000, a decrease of 7% compared with $145,585,000 reported for the 1995 first six months. Second quarter 1996 costs and expenses totaled $68,318,000, reflecting a 9% decrease compared with $74,708,000 reported for the 1995 second quarter. As noted above, during the 1996 first six months and second quarter, the Company operated seven offshore tankers versus nine for the comparable 1995 periods. The Company's three break-bulk freighters, as noted above, have experienced idle time for both the 1996 first half and second quarter as demand for the equipment has remained very sporadic. In addition, the write-down of the Company's three break-bulk freighters in September 1995, in accordance with Statement of Financial Accounting Standards No. 121, substantially reduced depreciation expense applicable to the Company's three break-bulk freighters. Partially offsetting the reductions noted above were increased costs as a result of higher health and welfare costs, general and administrative costs and inflationary costs.

         Effective January 1, 1996, the Company changed the estimated depreciable lives of its inland tank barges and towboats, thereby decreasing depreciation expense for the 1996 first six months and second quarter by $1,261,000 before taxes. Since 1989, the Company has acquired approximately 400 barges and 100 towboats, assigning estimated depreciable lives on a case by case basis. Subsequent vessel upgrades and maintenance standards have resulted in useful lives beyond the original estimated lives. The change in the estimated lives provides a more consistent matching of revenues and depreciation expense over the economic useful lives of the Company's inland barges and towboats. The depreciable lives of inland double skin barges were changed from an average of 20 years to 30 years and inland towboats were changed from an average of 22 years to 35 years. Changes were made on single skin barges on a barge by barge basis, with shorter lives recorded in anticipation of early retirements when appropriate. Salvage values were also assigned to certain inland vessels where it was reasonable to expect that the vessel would have a residual value at the end of its depreciable life.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS, Continued

Marine Transportation Operating Income

         The Company's Inland Chemical and Refined Products Division's operating income for the 1996 first six months total $18,732,000, reflecting an increase of 19% compared with $15,706,000 reported for the 1995 first six months. Operating income for the 1996 second quarter increased 41% to $11,524,000 when compared with an operating income of $8,146,000 for the second quarter of 1995. The operating margin for the 1996 first half increased to 15.7% compared with an operating margin of 13.7% for the 1995 first half. The operating margin for the 1996 second quarter improved to 18.5% compared with 13.8% recorded for the 1995 second quarter.

         The Offshore Division's operating income totaled $4,041,000 for the 1996 first six months, an increase of 305% compared with $997,000 reported for the comparable 1995 period. Second quarter 1996 operating income increased 559% to $1,477,000 compared with $224,000 for the 1995 second quarter. The operating margin for 1996 first six months equaled 10.2% compared with 2.1% for the 1995 first six months. The operating margin for the 1996 second quarter totaled 7.7% compared with .9% reported for the 1995 second quarter.

         The Company's investment in two offshore marine partnerships, accounted for under the equity method of accounting, reported earnings for the 1996 first half of $1,914,000 with $584,000 reported for the 1995 first half. Second quarter 1996 earnings from the partnerships totaled $1,166,000 compared with $425,000 reported in the 1995 second quarter. The increase in earnings for both comparable periods reflect the partnerships enhanced coal and limestone rock contract movements, as the prior year earnings were negatively affected by scheduled maintenance of certain partnership vessels.

DIESEL REPAIR

         The Company's diesel repair segment reported diesel repair revenues for the 1996 first six months of $29,565,000, reflecting a 11% increase compared with $26,715,000 for the 1995 first six months. Second quarter 1996 revenues total $14,630,000, an increase of 15% compared with 1995 second quarter revenues of $12,690,000.

         The diesel repair segment is divided into two divisions organized around the markets they serve. The Marine Diesel Repair Division operates on all three coasts and in the Midwest through five facilities that repair and overhaul marine diesel engines and reduction gears, and sell parts and accessories. The Rail Diesel Repair Division, which commenced operations in January 1994, is the exclusive distributor of aftermarket parts to shortline and industrial railroads for the Electro-Motive Division of General Motors. The Division provides replacement parts, service and support nationwide to shortline railroads and industrial companies that operate locomotives.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS, Continued

Diesel Repair Revenues

         The Marine Diesel Repair Division's revenues totaled $24,733,000, contributing 84% of the diesel repair segment's total revenues for the 1996 first six months. Such revenues represented a 13% increase compared with the $21,935,000 reported for the 1995 first six months. Second quarter 1996 revenues totaled $12,315,000, or 84% of the total diesel repair segment's revenues, a 19% increase compared with $10,318,000 of revenues reported in the 1995 second quarter. The Gulf Coast market benefited from the enhanced offshore drilling activities and related oil service industries. Both the Gulf Coast and Midwest markets reflect the continued health of the inland tank barge and dry cargo industry. All of the markets in which the Marine Diesel Repair Division operates are very competitive.

         The Rail Diesel Repair Division's revenues for the 1996 first six months totaled $4,832,000, contributing 16% of the total diesel repair revenues for the period. Such revenues represented only a 1% increase compared with the $4,780,000 of revenues for the 1995 first six months. Revenues for the 1996 second quarter totaled $2,315,000, or 16% of the total diesel repair segments revenues, a 2% decrease compared with $2,372,000 of revenues reported in the 1995 second quarter. The division serves as the exclusive distributor to shortline and industrial railroads for the Electro-Motive Division of General Motors Corporation.

Diesel Repair Costs and Expenses

         Costs and expenses, excluding interest expense, for the diesel repair segment for the 1996 first six months totaled $27,069,000, an increase of 9% compared with first six months of 1995 costs and expenses of $24,837,000. Second quarter 1996 costs and expenses, excluding interest expense, equaled $13,317,000, an increase of 12% over the comparable 1995 second quarter total of $11,849,000. The increase for both comparable periods reflects the overall continued growth in revenues from the diesel repair segment.

Diesel Repair Operating Income

         The diesel repair segment's operating income for the 1996 first six months totaled $2,496,000, an increase of 33% compared with operating income for the 1995 first six months of $1,878,000. Second quarter 1996 operating income increased 56% to $1,313,000 compared with $841,000 reported for the 1995 second quarter. The operating margin for the 1996 first half equaled 8.4% compared with 7.0% for the 1995 first half. The second quarter 1996 operating margin total 9.0% compared with 6.6% reported for the 1995 second quarter.

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

         Effective July 1, 1995, upon the reduction of the Company's voting ownership from 58% to 47%, the Company began accounting for its investment in Universal under the equity in earnings method of accounting. Prior period financial statements were not restated. For the 1995 first six months, results for Universal were consolidated with a minority interest expense recorded for Eastern America's minority interest. For the last six months of 1995 and the first six months of 1996, the Company's investment in Universal was recorded on the equity in earnings method of accounting.

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

         The amount recorded by the Company as equity in earnings for the Company's investment in Universal is influenced to the extent that anticipated future redemptions by Universal of its common stock may exceed the Company's investment in Universal's stock. The Company also has a 100% investment in Universal's nonvoting preferred stock. Because the preferred stock controls a separate portfolio of U.S. Treasury Securities, the Company accounts for this preferred stock under Statement of Financial Accounting Standards No. 115. Therefore, the interest earned, as well as the realized gains from the sale of U.S. Treasury Securities collateralizing the preferred stock, are included as part of equity in earnings of insurance affiliate. During the 1996 first half, the Company recognized $582,000 of realized gains from the sale of such U.S. Treasury Securities, which are included in equity in earnings of insurance affiliate.

         The Company's portion of Universal's pretax earnings, recorded as equity in earnings, for the 1996 first six months and second quarter totaled $1,351,000 and $382,000, respectively, compared with consolidated operating income from Universal of $3,971,000 for the 1995 first six months and $2,212,000 for the 1995 second quarter.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


FINANCIAL CONDITIONS, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet

         Total assets as of June 30, 1996 were $501,407,000 compared with $498,084,000 as of December 31, 1995. The available-for-sale securities of $16,330,000 as of June 30, 1996 and $15,692,000 as of December 31, 1995 are
investments of the Company's wholly owned captive insurance subsidiary, Oceanic Insurance Limited ("Oceanic"). Oceanic insures risks of the Company and its transportation and diesel repair subsidiaries. To limit its exposure, Oceanic purchases reinsurance in international markets.

         Total liabilities as of June 30, 1996 totaled $284,387,000 compared with $292,751,000 as of December 31, 1995. Long-term debt was reduced during the 1996 first half by $13,566,000 from net cash provided by operating activities.

         Stockholder's equity as of June 30, 1996 totaled $217,020,000 compared with $205,333,000 as of December 31, 1995. Unrealized net gains (losses) in value of investments declined by $2,193,000, as the market value of certain investments of Universal, of which the Company has a 100% ownership through its preferred stock holdings, declined in value.

Long-Term Debt

         On March 18, 1996, the Company and Texas Commerce Bank National Association, as agent bank, agreed to new terms regarding the Company's and the Company's principal marine transportation subsidiary's separate $50,000,000 revolving Credit Agreements. Under the new terms, the existing $50,000,000 Credit Agreement with the Company and the existing $50,000,000 Credit Agreement with the Company's principal marine transportation subsidiary were combined into a single $100,000,000 Credit Agreement with the Company. The new Credit Agreement eliminates certain negative pledges and rights to priority liens which were included in the marine transportation subsidiary's existing
Credit Agreement. Interest on the new Credit Agreement, subject to an applicable margin ratio and type of loan, is floating prime rate or, at the Company's option, rates based on a Eurodollar interbank or certificate of deposit rates. Proceeds under the new Credit Agreement may be used for general corporate purposes, the purchase of existing or new equipment or for possible business acquisitions. The new Credit Agreement contains covenants substantially similar to the original terms of the credit agreements including the maintenance of certain financial ratios and certain other covenants.

Business Acquisitions

         On July 31, 1996, a subsidiary of the Company purchased the operating assets of MKW Power Systems, Inc., a subsidiary of Wartsila Diesel, N.A., for $5.7 million in cash plus working capital. The acquisition expands the diesel repair segment's relationship with the Electro-Motive Division of General Motors to an authorized distributorship for 17 Eastern states and the Caribbean. In addition, the subsidiary will serve as a central distributor-authorized dealer for Woodward Governor Company's Turbo and Engine Divisions in East Coast and Midwest states. Woodward is a leader in the production of power control components.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

FINANCIAL CONDITIONS, CAPITAL RESOURCES AND LIQUIDITY, Continued

Capital Expenditures

         In May 1994, the Company entered into a contract for the construction of 12 double skin 29,000 barrel capacity inland tank barges for use in the movement of industrial chemicals and refined products. In February 1995, the Company exercised the option under the contract to construct 12 additional barges. As of July 31, 1996, the Company had received 19 barges and the remaining five barges are scheduled to be delivered one each month thereafter. A third option for the construction of 12 additional barges was not exercised. The new construction program, estimated to total approximately $18,000,000 during the 1996 year, is consistent with the Company's long-term strategy of upgrading its equipment to service the needs of its customers and to enhance its market position. Funds for the continuing construction project are anticipated to be available through 1996 net cash provided by operating activities.

Treasury Stock Purchases

         Effective July 22, 1996, the Company's Board of Directors increased the Company's authorization to repurchase its common stock by an additional 2 million shares, thereby increasing the total common stock repurchase authorization to 6.25 million shares. As of July 31, 1996, the Company had 2,440,000 available under the repurchase authorization. Since July 1, 1996, the Company repurchased 1,586,400 shares of its own common stock at a total price of $26,328,000, for an average price of $16.60 per share. During 1995, the Company purchased 2,224,000 shares of its own common stock at a total price of $33,386,000, for an average price of $15.01 per share. The treasury stock purchases were financed by borrowing under the Company's Credit Agreement. The Company is authorized to purchase its common stock on the American Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

         The Company generated net cash provided by operating activities of $33,799,000 for the 1996 first half. Universal, accounted for under the equity method for the 1996 first six months, did not contribute cash flow to the 1996 first half results. Under the equity method of accounting, the Company recognizes cash flow from Universal only upon receipt of actual distributions or redemptions, none of which were recorded in the 1996 first half. For the 1995 first half, the results for Universal were consolidated and included in operating income, resulting in $19,645,000 of the $43,435,000 of net cash provided by operating activities.

         Funds generated are available for capital construction projects, treasury stock repurchases, asset acquisitions, repayment of borrowings associated with treasury stock acquisitions or asset acquisitions and for other operating requirements. In addition to its net cash flow provided by operating activities, the Company also has available as of July 31, 1996 $14,200,000 under its revolving credit agreement and $171,000,000 available under its medium term note program.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

FINANCIAL CONDITIONS, CAPITAL RESOURCES AND LIQUIDITY, Continued

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

Item 6.  Exhibits and Reports on Form 8-K.
(a)      Exhibits:

         11.0     Computation of Earnings per Common Share.

         27.0     Financial Data Schedule

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed for the six months ended June 30, 1996.





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

                                        Kirby Corporation
                                        (Registrant)


                                        By:      /s/ G. Stephen Holcomb
                                                 -------------------------------
                                                 G. Stephen Holcomb
                                                 Vice President and Controller





August 2, 1996

                               INDEX TO EXHIBITS


EXHIBITS         DESCRIPTION
  11.0       Computation of Earnings per Common Share.

  27.0       Financial Data Schedule