Form 10-Q
period 1996-09-30
KIRBY CORP
filed 1996-11-01
CIK 56047

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

            [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                     For the quarter ended September 30, 1996

            [ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

Commission File Number 1-7615

                               Kirby Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Nevada                                      74-1884980
---------------------------------            -----------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)


     1775 St. James Place, Suite 300, Houston, TX          77056-3453
--------------------------------------------------------------------------------
       (Address of principal executive offices)            (Zip Code)

                                (713) 629-9370
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                   No Change
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes[X]              No[ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on November 1, 1996 was 24,722,986.

                        PART 1 - FINANCIAL INFORMATION

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                                                                 September 30,         December 31,
                                                                                       1996                 1995
                                                                                  -------------         ------------
                                                                                           ($ in thousands)
Current assets:
     Cash and invested cash                                                       $    1,126                1,457
     Available-for-sale securities                                                    16,616               15,692
     Accounts and notes receivable, net of allowance for doubtful accounts            65,275               65,755
     Inventory - finished goods, at lower of average cost or market                   14,457                9,555
     Prepaid expenses and other                                                       12,931               11,968
     Deferred taxes                                                                    1,132                  677
                                                                                  ----------              -------

             Total current assets                                                    111,537              105,104
                                                                                  ----------              -------

Property and equipment, at cost                                                      518,598              500,454
     Less allowance for depreciation                                                 193,662              178,119
                                                                                  ----------              -------
                                                                                     324,936              322,335
                                                                                  ----------              -------

Investments in affiliates:
     Insurance affiliate                                                              43,613               44,785
     Marine affiliates                                                                10,957               11,985
                                                                                  ----------              -------
                                                                                      54,570               56,770
                                                                                  ----------              -------
Excess cost of consolidated subsidiaries                                               8,501                3,605
Noncompete agreements, net of accumulated amortization                                   627                1,438
Sundry                                                                                 7,226                8,832
                                                                                  ----------              -------
                                                                                  $  507,397              498,084
                                                                                  ----------              -------





           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          September 30,        December 31,
                                                                               1996                1995
                                                                          -------------        ------------
                                                                                    ($ in thousands)
Current liabilities:
    Current portion of long-term debt                                     $     5,333                5,676
    Accounts payable                                                           22,086               21,691
    Accrued liabilities                                                        47,315               36,112
    Deferred revenues                                                           3,466                5,947
                                                                          -----------          -----------
             Total current liabilities                                         78,200               69,426
                                                                          -----------          -----------
Long-term debt, less current portion                                          177,100              173,550
Deferred taxes                                                                 47,855               43,615
Other long-term liabilities                                                     6,733                6,160
                                                                          -----------          -----------
                                                                              309,888              292,751
                                                                          -----------          -----------
Contingencies and commitments                                                      --                   --

Stockholders' equity:
  Preferred stock, $1.00 par value per share.  Authorized
    20,000,000 shares                                                              --                   --
  Common stock, $.10 par value per share.  Authorized 60,000,000
    shares, issued 30,907,000 shares                                            3,091                3,091
  Additional paid-in capital                                                  158,360              158,383
  Unrealized net gains (losses) in value of investments                          (538)               1,978
  Retained earnings                                                           108,606               88,034
                                                                          -----------          -----------
                                                                              269,519              251,486
  Less cost of 6,192,000 shares in treasury (4,653,000 at
    December 31, 1995)                                                         72,010               46,153
                                                                          -----------          -----------
                                                                              197,509              205,333
                                                                          -----------          -----------
                                                                          $   507,397              498,084
                                                                          -----------          -----------


           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                                     Three months ended           Nine months ended
                                                                       September 30,                September 30,
                                                              ------------------------------   -------------------------
                                                                  1996              1995           1996           1995
                                                              -------------      -----------   -----------    ----------
                                                                       ($ in thousands, except per share amounts)
 Revenues:
    Transportation                                             $  80,830          91,058          239,620        253,344
    Diesel repair                                                 19,271          12,492           48,836         39,207
    Net premiums earned                                               --              --               --         43,191
    Commissions earned on reinsurance                                 --              --               --          2,048
    Investment income                                                216             663              917          7,433
    Gain (loss) on disposition of assets                              19              98            1,767           (138)
    Realized gain on investments                                      --              --               --            868
                                                               ---------         -------          -------        -------
                                                                 100,336         104,311          291,140        345,953
                                                               ---------         -------          -------        -------
 Costs and expenses:
    Costs of sales and operating expenses (except as
       shown below)                                               65,778          70,034          189,805        198,410
    Losses, claims and settlement expenses                            --              --               --         30,189
    Policy acquisition costs                                          --              --               --          9,365
    Selling, general and administrative                           11,073          10,525           31,856         35,670
    Taxes, other than on income                                    1,683           2,450            5,512          7,765
    Depreciation and amortization                                  8,615          10,042           26,270         29,776
    Minority interest expense                                         --              --               --          2,463
    Impairment of long-lived assets                                   --          17,500               --         17,500
                                                               ---------         -------          -------        -------
                                                                  87,149         110,551          253,443        331,138
                                                               ---------         -------          -------        -------
          Operating income (loss)                                 13,187          (6,240)          37,697         14,815

 Equity in earnings of insurance affiliate                           404           1,210            1,755          1,210
 Equity in earnings of marine affiliates                           1,141             884            3,055          1,469
 Interest expense                                                 (3,437)         (3,252)          (9,913)        (9,208)
                                                               ---------         -------          -------        -------
          Earnings (loss) before taxes on income                  11,295          (7,398)          32,594          8,286
 Provision (benefit) for taxes on income                           4,189            (800)          12,022          4,999
                                                               ---------         -------          -------        -------
          Net earnings (loss)                                  $   7,106          (6,598)          20,572          3,287
                                                               =========         =======          =======        =======
 Earnings (loss) per share of common stock                     $     .28            (.24)             .79            .12
                                                               =========         =======          =======        =======

           See accompanying notes to condensed financial statements.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                              Nine months ended September 30,
                                                                                              -------------------------------
                                                                                                 1996                1995
                                                                                              ---------           -----------
                                                                                                     ($ in thousands)
Net earnings                                                                                  $  20,572              3,287
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        (Gain) loss on disposition of assets                                                     (1,767)               138
        Realized gain on investments                                                                 --               (868)
        Depreciation and amortization                                                            26,270             29,776
        Increase (decrease) in provision for deferred taxes                                       4,805               (696)
        Deferred scheduled maintenance costs                                                      3,213              5,409
        Equity in earnings of insurance affiliate, net of redemption and
        minority interest                                                                        (1,755)             6,269
        Equity in earnings of marine affiliates, net of distributions                             1,028               (602)
        Impairment of long-lived assets                                                              --             17,500
        Other noncash adjustments to earnings                                                       127                 34
        Increase in cash from other changes in operating working capital for:
             Marine transportation, diesel repair and other                                       9,656             (7,427)
             Insurance                                                                               --             14,101
                                                                                              ---------          ---------
                 Net cash provided by operating activities                                       62,149             66,921
                                                                                              ---------          ---------
Cash flow from investing activities:
   Proceeds from sale and maturities of investments                                               1,885             50,178
   Purchase of investments                                                                       (3,423)           (69,650)
   Increase in short-term investments                                                                --            (13,645)
   Capital expenditures                                                                         (30,150)           (33,653)
   Purchase of assets of diesel repair company                                                  (14,211)                --
   Proceeds from disposition of assets                                                            6,091              1,190
                                                                                              ---------          ---------
               Net cash used in investing activities                                            (39,808)           (65,580)
                                                                                              ---------          ---------
Cash flow from financing activities:
   Increase (decrease) on bank revolving credit agreements, net                                   8,800            (46,700)
   Increase in long-term debt                                                                        --             82,891
   Payments on long-term debt                                                                    (5,593)           (26,534)
   Purchase of treasury stock                                                                   (26,331)           (22,039)
   Proceeds from exercise of stock options                                                          452                 88
                                                                                              ---------          ---------
         Net cash used in financing activities                                                  (22,672)           (12,294)
                                                                                              ---------          ---------
         Decrease in cash and invested cash                                                        (331)           (10,953)

Cash and invested cash, beginning of year                                                         1,457             11,840
                                                                                              ---------          ---------
Cash and invested cash, end of period                                                         $   1,126                887
                                                                                              =========          =========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                             $   7,194              6,145
         Income taxes                                                                             7,448              4,000

Noncash investing and financing activity:
         Assumption of liabilities in connection with purchase of assets of
         diesel repair company                                                                $   2,623                 --

           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, and the results of operations for the three months and nine months ended September 30, 1996 and 1995.

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

(2)      CHANGE IN ACCOUNTING ESTIMATES

         Results for the 1996 first nine months include a change in the estimated depreciable lives of the Company's inland tank barges and the Company's inland towboats, which was changed in the 1996 second quarter. The change in the estimated lives provides a better matching of revenues and depreciation expense over the inland barges' and towboats' economic useful lives. The depreciable lives of inland barges were changed from an average of 20 years to 30 years and the depreciable lives of inland towboats were changed from an average of 22 years to 35 years. Inland single skin barges were evaluated on a barge by barge basis, with shorter depreciable lives recorded in anticipation of early retirements. Salvage values were also assigned to certain inland vessels where it was reasonable to expect that vessels have a residual value at the end of its depreciable life. The change in estimate, effective January 1, 1996, decreased depreciation expense for the 1996 first nine months by $1,891,000 ($1,229,000 after taxes, or $.05 per share) and $630,000 ($410,000 after taxes, or $.02 per share) for the 1996 third quarter.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(3)      COMPARABILITY OF FINANCIAL STATEMENTS, Continued

         The following pro forma condensed statements of earnings are based on historical information of the Company and assumes the Company was accounting for its investment in Universal on an equity basis as of the beginning of 1995 (in thousands):

                                                                    Nine months ended
                                                                    September 30, 1995
                                                                    ------------------
         Revenues                                                     $     293,987
         Costs and expenses                                                 283,143
                                                                      -------------
             Operating income                                                10,844
         Equity in earnings of insurance affiliate                            5,181
         Equity in earnings of marine affiliates                              1,469
         Interest expense                                                    (9,208)
                                                                      -------------
             Earnings before taxes on income                                  8,286
         Provision for taxes on income                                        4,999
                                                                      -------------
             Net earnings                                             $       3,287
                                                                      -------------

 (4)     TAXES ON INCOME

         Earnings before taxes on income and details of the provision for taxes on income for the three months and the nine months ended September 30, 1996 and 1995 are as follows (in thousands):

                                                              Three months ended          Nine months ended
                                                                September 30,               September 30,
                                                           -----------------------     -----------------------
                                                              1996          1995          1996          1995
                                                           ----------    ---------     ----------    ---------
         Earnings (loss) before taxes on income:
              United States                                 $10,891       (8,608)        30,839         7,076
              Foreign                                           404        1,210          1,755         1,210
                                                            -------      -------        -------       -------
                                                            $11,295       (7,398)        32,594         8,286
                                                            =======      =======        =======       =======


         Provision (benefit) for taxes on income:
           United States:
              Current                                       $ 1,961        1,863          6,732         5,243
              Deferred                                        2,030       (3,394)         4,805        (1,141)
              State and municipal                               198          229            485           395
                                                            -------      -------        -------       -------
                                                              4,189       (1,302)        12,022         4,497
           Puerto Rico - Current                                 --          502             --           502
                                                            -------      -------        -------       -------
                                                            $ 4,189         (800)        12,022         4,999
                                                            =======      =======        =======       =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


(5)      LONG-TERM DEBT

         At December 31, 1995, the Company had two separate revolving credit agreements with Texas Commerce Bank National Association, as agent bank, providing for aggregate borrowings of up to $50,000,000 by the Company and $50,000,000 by the Company's principal marine transportation subsidiary (the "Credit Agreements"). On March 18, 1996, the Company agreed to new terms with the agent bank regarding the Credit Agreements. Under the new terms, the $50,000,000 Credit Agreement with the Company and the $50,000,000 Credit Agreement with the Company's principal marine transportation subsidiary were combined into a single $100,000,000 Credit Agreement with the Company. The new Credit Agreement eliminates certain negative pledges and rights to priority liens included in the original terms of the marine transportation subsidiary's Credit Agreement. The new terms contain covenants substantially similar to the original terms of the Credit Agreements including the maintenance of certain financial ratios and certain other covenants. Interest on the new Credit Agreement, subject to an applicable margin ratio and type of loan, is floating prime rate or, at the Company's option, rates based on Eurodollar interbank or certificate of deposit rates. Proceeds from the new Credit Agreement may be used for general corporate purposes, including the purchase of existing or new equipment, or for possible business acquisitions.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The Company is a marine transportation company engaged in the operations of vessels on the inland waterway system of the United States and in United States coastwise and foreign trade. The Company is also engaged in the sale, overhaul and repair of large diesel engines in marine, power generation and rail applications.

         The Company reported net earnings for the first nine months of 1996 of $20,572,000, or $.79 per share, compared with net earnings of $3,287,000, or $.12 per share, for the first nine months of 1995. Net earnings for the 1996 third quarter totaled $7,106,000, or $.28 per share, compared with a net loss of $6,598,000, or $.24 per share, for the third quarter of 1995.

         The Company's marine transportation segment reported consolidated transportation revenues of $239,620,000, or 82% of total Company revenues, for the 1996 first nine months and $80,830,000, or 81% of total 1996 third quarter Company revenues. Consolidated diesel repair revenues for the 1996 first nine months totaled $48,836,000, or 17% of total Company revenues. Third quarter 1996 consolidated diesel repair revenues totaled $19,271,000, representing 19% of total Company revenues for the quarter. Investment income and gain on sale of assets totaled $2,684,000 for the first nine months of 1996 and $235,000 for the 1996 third quarter.

         Effective September 30, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). As a result of the adoption of SFAS No. 121, the Company reduced the carrying value of certain marine equipment and related intangibles by taking a $17,500,000 pre-tax, non-recurring charge in the 1995 third quarter. The after-tax effect of the change was $13,000,000, or $.47 per share.

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

MARINE TRANSPORTATION

         The Company's marine transportation segment reported transportation revenues for the 1996 first nine months of $239,620,000, a 5% decrease compared with $253,344,000 reported for the first nine months of 1995. Transportation revenues for the 1996 third quarter totaled $80,830,000, reflecting a 11% decrease compared with $91,058,000 reported for the 1995 third quarter. Operating income for the marine transportation segment totaled $35,838,000 for the 1996 first nine months, a 30% increase compared with $27,631,000 of operating income reported for the 1995 first nine months. Third quarter 1996 operating income totaled $13,065,000, reflecting a 17% increase compared with operating income of $11,192,000 for the 1995 third quarter.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

RESULTS OF OPERATIONS, Continued

         As a provider of service for both the inland and offshore United States markets and foreign trade, the marine transportation segment is divided into two divisions, organized around the markets each serves: the Inland Barge Division, serving the inland industrial and agricultural chemical markets and the inland refined products market; and the Offshore Division, which serves the offshore petroleum products, container, dry-bulk and palletized cargo markets.

Marine Transportation Revenues

         The Inland Barge Division reported transportation revenues for the 1996 first nine months of $180,024,000, or 75% of total transportation revenues. The Division's revenues represent a 1% increase compared with $178,453,000 reported in the 1995 first nine months. Third quarter 1996 Inland Barge Division's transportation revenues totaled $61,041,000, or 76% of total transportation revenues, a 4% decrease compared with $63,402,000 reported for the 1995 third quarter. The Inland Barge Division operated under long-term contracts, short-term contracts and spot movements of products. As of September 30, 1996 and 1995, approximately 70% of inland barge movements were under term contracts and approximately 30% were spot movements.

         Contract volumes for the movement of chemicals remained stable during the 1996 first nine months and third quarter, however, spot market volumes for chemical movements have remained soft, with week to week variations in demand, and some spot market pricing pressure. The contract and spot market movements of refined products in the Mississippi River decreased to some degree, resulting in lower rates for spot market movements. The Intercoastal Waterway movements of refined products have been weak for the entire 1996 nine months, resulting in softer rates. Additional Midwest refinery capacity and some improved pipeline efficiencies through debottle-necking were the principal reasons for the decline in refined products volumes and rates.

         The movements of liquid fertilizer and anhydrous ammonia by the Inland Barge Division are normally seasonal, coinciding with the spring and fall fertilizer seasons. The fall fertilizer season, normally scheduled for late August and September, did not strengthen until mid-October, resulting in lower revenues for such movements in the 1996 first nine months and third quarter as compared with comparable prior year periods. The fall fertilizer season was delayed by relatively large remaining spring inventories, fertilizer plant production problems and terminal conversions which resulted from environmental regulation requirements.

         Transportation revenues for the Offshore Division for the 1996 first nine months totaled $59,596,000, or 25% of total transportation revenues. The Division's revenues represent a 20% decrease compared with $74,891,000 reported for the 1995 first nine months. The Offshore Division's transportation revenues for the 1996 third quarter equaled $19,789,000, or 24% of total marine transportation revenues, a 28% decrease compared with $27,656,000 reported for the 1995 third quarter.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

RESULTS OF OPERATIONS, Continued

         The Offshore Division participates in the offshore movements of both refined petroleum products and dry cargo. During the first nine months of 1996, four of the Company's seven product tankers operated under long-term contracts and three operated in the spot market. From January through May 1996, the tankers operated at close to full utilization with spot market rates increasing, reflecting the seasonal demands for the transportation of heating fuels and refined products to the U.S. East Coast. During the month of June and the third quarter, demand for the three spot market tankers was soft, idling certain spot tankers for short durations of time. However, spot market rates have improved compared with rates for the 1995 first nine months. Full recovery of the offshore tanker market is anticipated to be gradual, over the next few years, as offshore tankers are removed from service under the Oil Pollution Act of 1990. During the first nine months and third quarter of 1995, the Company operated nine tankers, two of which were removed from service effective January 1, 1996, in accordance with the Oil Pollution Act of 1990. The Company has no further mandated retirements until 1999.

         Movements for the transportation of food aid and related products under the United States Governments' preference aid programs and military cargo movements continued to be sporadic for the 1996 first nine months and third quarter. Excess equipment capacity and a reduction in available movements continued to plague this offshore segment. On average, during the 1996 first nine months and third quarter the Company has averaged only one of its break-bulk freighters being employed. In late September 1996, upon completion of a food aid voyage to North Korea, the break-bulk freighter TAMPA BAY was scrapped, taking advantage of its location and higher foreign steel prices.
The Company has two remaining break-bulk freighters, both of which are currently idle.

         Offshore tug/barge unit operations during the first nine months of 1996 and the 1996 third quarter were strong as the Company's two tank barges and one dry bulk barge operated close to full employment, except for a scheduled shipyard for one tank barge in the third quarter. The two tank barges are currently operating under term contracts, while the dry bulk barge has remained fully utilized in sugar, grain or scrap-iron trades.

Marine Transportation Costs and Expenses

         Costs and expenses, excluding interest expense, for the marine transportation segment for the 1996 first nine months totaled $203,782,000, reflecting a 10% decrease compared with $225,912,000 reported for the 1995 first nine months. Third quarter 1996 costs and expenses totaled $67,764,000, a decrease of 15% compared with $80,028,000 reported for the 1995 third quarter. As noted above, during the 1996 first nine months and third quarter, the Company operated seven offshore tankers versus nine for the comparable 1995 periods. The Company's three break-bulk freighters, as noted above, have experienced idle time for both the 1996 first nine months and third quarter as demand for the equipment has remained very sporadic. In addition, the write-down of the Company's three break-bulk freighters in September 1995, in accordance with SFAS No. 121, substantially reduced depreciation expense applicable to the Company's three break-bulk freighters. The shift in employment of the offshore fleet from spot voyages to contract services generally reduces voyage related costs.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


RESULTS OF OPERATIONS, Continued

         Effective January 1, 1996, the Company changed the estimated depreciable lives of its inland tank barges and towboats. Vessel upgrades and enhanced maintenance standards have resulted in useful lives beyond the original estimated lives. The change in the estimated lives provides a more consistent matching of revenues and depreciation expense over the economic useful lives of the Company's inland barges and towboats. The depreciable lives of inland double skin barges were changed from an average of 20 years to 30 years and inland towboats were changed from an average of 22 years to 35 years. Changes were made on single skin barges on a barge by barge basis, with shorter lives recorded in anticipation of early retirements when appropriate. Salvage values were also assigned to certain inland vessels where it was reasonable to expect that the vessel would have a residual value at the end of its depreciable life. The result of the change in depreciable lives was to reduce depreciation expense by $1,891,000 for the 1996 first nine months and $630,000 for the 1996 third quarter.

         Over the past eighteen months, the Company has focused its efforts on decreasing costs and expenses and improving operating efficiencies. In the Company's Inland Barge Division, organizational changes are currently underway. Offices are being closed and the Division's sales, traffic, maintenance and accounting functions are being consolidated. The Division is also implementing management information systems which are anticipated to improve operating efficiencies. The Company has incurred approximately $1,000,000 in expenses to date and anticipates additional expenses in the 1996 fourth quarter, estimated at $.02 to $.03 per share. Management anticipates that annualized cost savings, estimated at $.30 to $.40 per share, should be obtainable over a 2 to 3 year period.

Marine Transportation Operating Income

         The Company's Inland Barge Division's operating income for the 1996 first nine months totaled $29,754,000, reflecting an increase of 8% compared with $27,471,000 reported for the 1995 first nine months. Operating income for the 1996 third quarter totaled $11,022,000, a decrease of 7% compared with $11,852,000 for the 1996 third quarter. The operating margin for the 1996 first nine months improved to 16.5% compared with 15.4% for the 1995 first nine months. The Division reported an operating margin of 18.1% for the 1996 third quarter compared with 18.7% for the 1995 third quarter.

         The Offshore Division's operating income totaled $6,084,000 for the 1996 first nine months compared with $160,000 for the comparable 1995 period. Third quarter 1996 operating income equaled $2,043,000 compared with an operating loss of $660,000 for the 1995 third quarter. The operating margin for the 1996 first nine months for the Offshore Division equaled 10.2% compared with a .2% operating margin for the 1995 first nine months. The Division reported a 10.3% operating margin for the 1996 third quarter compared with an operating margin of a negative 2.4% for the 1995 third quarter.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS, Continued

     The Company's investment in two offshore marine partnerships, accounted for under the equity method of accounting, reported earnings for the 1996 first nine months of $3,055,000, a 108% increase when compared with $1,469,000 reported for the 1995 first nine months. Third quarter 1996 earnings from the partnerships totaled $1,141,000 compared with $884,000 for the third quarter of 1995, an increase of 29% quarter to quarter. The increase in earnings for both comparable periods reflect the partnerships' enhanced coal and limestone rock contract movements, as the 1995 comparable periods were negatively affected by scheduled maintenance of certain partnership vessels and lower coal volume requirements.

DIESEL REPAIR

     The Company's diesel repair segment reported diesel repair revenues for the 1996 first nine months of $48,836,000, reflecting a 25% increase compared with $39,207,000 for the 1995 first nine months. Third quarter 1996 revenues totaled $19,271,000, an increase of 54% compared with $12,492,000 reported for the 1995 third quarter.

     The diesel repair segment is divided into three divisions organized around the markets they serve. The Marine Diesel Repair Division operates on all three coasts and in the Midwest through five facilities that repair and overhaul marine diesel engines and reduction gears, and sells parts and accessories. The Rail Diesel Repair Division is the exclusive distributor of aftermarket parts to shortline and industrial railroads for the Electro-Motive Division of General Motors. The Division provides replacement parts, service and support nationwide to shortline railroads and industrial companies that operate locomotives. The Engine Division, organized in July 1996 with the purchase of the assets of MKW Power Systems, Inc., expanded the Company's relationship with the Electro-Motive Division of General Motors to an authorized distributorship for 17 Eastern states and the Caribbean. In addition, the Engine Division serves as a central distributor-authorized dealer for Woodward Governor Company's Truck and Engine Division in East Coast and Midwest states, and as the exclusive worldwide distributor of Electro-Motive Division products to the nuclear industry.

Diesel Repair Revenues

     The diesel repair segment's revenues totaled $48,836,000 for the first nine months of 1996, a 25% increase compared with $39,207,000 for the 1995 first nine months. Third quarter 1996 revenues totaled $19,271,000, a 54% increase over $12,492,000 reported for the 1995 third quarter. The 25% increase for the 1996 first nine months and 54% increase for the 1996 third quarter primarily reflect the $5,200,000 of revenues from the Engine Division since the July 31, 1996 date of acquisition. In addition, the Marine Diesel Repair Division, which operates in very competitive markets, benefited from the enhanced offshore drilling activities and related oil service industries, and continued health of the inland tank barge and dry cargo industry.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS, Continued

Diesel Repair Costs and Expenses

     Costs and expenses, excluding interest expense, for the diesel repair segment for the 1996 first nine months totaled $44,923,000, an increase of 23% compared with first nine months of 1995 costs and expenses of $36,494,000. Third quarter 1996 costs and expenses, excluding interest expense, equaled $17,854,000, an increase of 53% over the comparable 1995 third quarter total of $11,657,000. The increase for both comparable periods reflects the costs and expense associated with the Engine Division and also reflects the overall continued growth in revenues from the Marine and Rail Divisions.

Diesel Repair Operating Income

     The diesel repair segment's operating income for the 1996 first nine months totaled $3,913,000, an increase of 40% compared with operating income for the 1995 first nine months of $2,793,000. Third quarter 1996 operating income increased 66% to $1,417,000 compared with $853,000 reported for the 1995 third quarter. The operating margin for the 1996 first nine months equaled 8.0% compared with 7.1% for the 1995 first nine months. The third quarter 1996 operating margin totaled 7.4% compared with 6.8% for the 1995 third quarter.

PROPERTY AND CASUALTY INSURANCE

     The Company currently owns 47% of the voting common stock of Universal, a full service property and casualty insurance company, which operates exclusively in the Commonwealth of Puerto Rico. Eastern America Financial Group, Inc. owns 53% of the voting common stock of Universal.

     Effective July 1, 1995, upon the reduction of the Company's voting ownership from 58% to 47%, the Company began accounting for its investment in Universal under the equity in earnings method of accounting. Prior period financial statements were not restated. For the 1995 first six months, results for Universal were consolidated with a minority interest expense recorded for Eastern America's minority interest. For the last six months of 1995 and the first nine months of 1996, the Company's investment in Universal was recorded on the equity in earnings method of accounting.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS, Continued

     The amount recorded by the Company as equity in earnings for the Company's investment in Universal is influenced to the extent that anticipated future redemptions by Universal of its common stock may exceed the Company's investment in Universal's stock. The Company also has a 100% investment in Universal's nonvoting preferred stock. Because the preferred stock controls a separate portfolio of U.S. Treasury Securities, the Company accounts for this preferred stock under Statement of Financial Accounting Standards No. 115. Therefore, the interest earned, as well as the realized gains from the sale of U.S. Treasury Securities collateralizing the preferred stock, are included as part of equity in earnings of insurance affiliate. During the 1996 first nine months, the Company recorded $723,000 of interest earned from its investment in
U. S. Treasury Securities and recognized $582,000 of realized gains from the sale of such U.S. Treasury Securities, both of which are included in equity in earnings of insurance affiliate.

     The Company's portion of Universal's pretax earnings, recorded as equity in earnings of insurance affiliates, for the 1996 first nine months and third quarter totaled $1,755,000 and $404,000 respectively. The Company reported consolidated operating income from Universal of $3,971,000 for the 1995 first six months and recorded $1,210,000 as equity in earnings of insurance affiliates for the 1995 third quarter, which included a realized gain of $650,000 from the sale of certain U.S. Treasury Securities.

FINANCIAL CONDITIONS, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet

     Total assets as of September 30, 1996 were $507,397,000 compared with $498,084,000 as of December 31, 1995. The available-for-sale securities of $16,616,000 as of September 30, 1996 and $15,692,000 as of December 31, 1995
are investments of the Company's wholly owned captive insurance subsidiary, Oceanic Insurance Limited ("Oceanic"). Oceanic insures risks of the Company and its marine transportation and diesel repair subsidiaries. To limit its exposure, Oceanic purchases reinsurance in international markets.

     Total liabilities as of September 30, 1996 totaled $309,888,000 compared with $292,751,000 as of December 31, 1995. Stockholder's equity as of September 30, 1996 totaled $197,509,000 compared with $205,333,000 as of December 31,
1995. The decrease reflects the Company's repurchase during the 1996 third quarter of 1,586,400 shares of its common stock at a total price of $26,328,000, more fully described in Treasury Stock Purchases below. Unrealized net gains (losses) in value of investments declined by $2,516,000, as the market value of certain investments of Universal, of which the Company has a 100% ownership through its preferred stock holdings, declined in value.

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

Capital Expenditures

     In May 1994, the Company entered into a contract for the construction of 12 double skin 29,000 barrel capacity inland tank barges for use in the movement of industrial chemicals and refined products. In February 1995, the Company exercised the option under the contract to construct 12 additional barges. As of October 31, 1996, the Company had received 21 barges and the remaining three barges are scheduled to be delivered one each month thereafter. A third option for the construction of 12 additional barges was not exercised. The new construction program, estimated to total approximately $18,000,000 during the 1996 year, is consistent with the Company's long-term strategy of upgrading its equipment to service the needs of its customers and to enhance its market position. Funds for the continuing construction project are anticipated to be available through 1996 net cash provided by operating activities.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management s Discussion and Analysis of
                 Financial Condition and Results of Operations

FINANCIAL CONDITIONS, CAPITAL RESOURCES AND LIQUIDITY, Continued


Treasury Stock Purchases

     Effective July 22, 1996, the Company's Board of Directors increased the Company's authorization to repurchase its common stock by an additional 2 million shares, thereby increasing the total common stock repurchase authorization to 6.25 million shares. As of October 31, 1996, the Company had 2,440,000 available under the repurchase authorization. Since July 1, 1996, the Company repurchased 1,586,400 shares of its own common stock at a total price of $26,328,000, for an average price of $16.60 per share. During 1995, the Company purchased 2,224,000 shares of its own common stock at a total price of $33,386,000, for an average price of $15.01 per share. The treasury stock purchases were financed by borrowing under the Company's Credit Agreement. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

     The Company generated net cash provided by operating activities of $62,149,000 for the 1996 first nine months. Universal, accounted for under the equity method for the 1996 first nine months, did not contribute cash flow to the 1996 first nine months results. Under the equity method of accounting, the Company recognizes cash flow from Universal only upon receipt of actual distributions or redemptions, none of which were recorded in 1996 totals. For the 1995 first half, the results for Universal were consolidated and included in operating income, resulting in $19,645,000 of net cash provided by operating activities. For the 1995 third quarter, the results for Universal were accounted for under the equity method of accounting and not included in cash flow. However, during the 1995 third quarter the Company received $5,016,000 of redemptions of Universal's common stocks, which was included in net cash provided by operating activities.

     Funds generated are available for capital construction projects, treasury stock repurchases, asset acquisitions, repayment of borrowings associated with treasury stock acquisitions or asset acquisitions and for other operating requirements. In addition to its net cash flow provided by operating activities, the Company also has available as of October 31, 1996 $25,600,000 under its revolving credit agreement and $171,000,000 available under its medium term note program. The Company's fixed principal payments during the next 12 months are $5,333,000, in addition to the $34,000,000 of Medium Term Notes due March 1997.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management s Discussion and Analysis of
                Financial Condition and Results of Operations


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

Item 6.     Exhibits and Reports on Form 8-K.

(a)         Exhibits:

            11.0     Computation of Earnings per Common Share.

            27.0     Financial Data Schedule

(b)         Reports on Form 8-K:

            There were no reports on Form 8-K filed for the nine months ended September 30, 1996.





                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Kirby Corporation
                                          (Registrant)


                                          By:  /s/ G. Stephen Holcomb
                                               ----------------------
                                               G. Stephen Holcomb
                                               Vice President and Controller



 November 1, 1996