Form 10-K
period 1996-12-31
KIRBY CORP
filed 1997-03-05
CIK 56047

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM                TO

                               COMMISSION FILE NO. 1-7615

                                    KIRBY CORPORATION
                 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEVADA                                       74-1884980
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

       1775 ST. JAMES PLACE, SUITE 200                           77056-3453
                HOUSTON, TEXAS                                   (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 629-9370

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
           Common Stock -- $.10 Par                       New York Stock Exchange
               Value Per Share

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     As of March 5, 1997, 24,265,036 shares of common stock were outstanding. The aggregate market value of common stock held by nonaffiliates of the registrant, based on the closing sales price of such stock on the New York Stock Exchange on March 4, 1997 was $383,856,046. For purposes of this computation, all executive officers, directors and 10% beneficial owners of registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement in connection with the Annual Meeting of the Stockholders to be held April 15, 1997, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.
================================================================================

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

     On October 15, 1996, the Company's common stock began trading on the New York Stock Exchange ("NYSE") under the same trading symbol "KEX". The Company and its predecessor company, Industries, had traded on the American Stock Exchange ("AMEX") since 1957.

     The Company's principal executive office is located at 1775 St. James Place, Suite 200, Houston, Texas 77056, and its telephone number is (713) 629-9370. The Company's mailing address is P.O. Box 1745, Houston, Texas 77251-1745.

                             BUSINESS AND PROPERTY

     The Company, through its subsidiaries, conducts operations in two business segments: marine transportation and diesel repair.

     The Company's marine transportation segment is operated through two divisions, organized around the markets each serves: the Inland Division, engaged in the inland transportation of industrial chemicals, petrochemical feedstocks, agricultural chemicals and refined petroleum products by tank barge; and the Offshore Division, engaged in the offshore transportation of refined petroleum products by tanker and tank barge, and dry-bulk, container and palletized cargoes by barge and break-bulk ship. The Company's marine transportation divisions are strictly providers of transportation services and do not assume ownership of any of the products they transport. All of the Company's vessels operate under the U.S. flag and are qualified for domestic trade under the Jones Act.

     The Company's diesel repair segment is engaged in the sale, overhaul and repair of diesel engines and related parts sales in three distinct markets: the marine market, providing aftermarket service for vessels powered by large, medium speed diesel engines utilized in the various inland and offshore marine industries; the locomotive market, providing aftermarket service for the shortline and the industrial railroad markets; and the stationary market, providing aftermarket service for small power generation applications and standby generation components of the nuclear industry.

     The Company has a 47% voting common stock investment in a property and casualty insurance company operating exclusively in the Commonwealth of Puerto Rico. Such investment is accounted for under the equity method of accounting effective July 1, 1995.

     The Company and its transportation and diesel repair subsidiaries have approximately 1,925 employees, all of which are in the United States.

     The following table sets forth by industry segment the revenues, operating profits and identifiable assets (including goodwill) attributable to the continuing principal activities of the Company for the periods indicated (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1994         1995         1996
                                                           --------      -------      -------
Revenues from unaffiliated customers:
  Transportation.........................................  $311,076      335,913      316,367
  Diesel repair..........................................    45,269       50,538       70,422
  Insurance..............................................    65,812       45,239(*)        --
  Other..................................................    10,980        8,460        3,849
                                                           --------      -------      -------
          Consolidated revenues..........................  $433,137      440,150      390,638
                                                           ========      =======      =======
Operating profits:
  Transportation.........................................  $ 30,890       40,148       47,245
  Diesel repair..........................................     3,090        3,400        5,376
  Insurance..............................................     5,035        3,971(*)        --
  Impairment of long-lived assets........................        --      (17,500)          --
                                                           --------      -------      -------
                                                             39,015       30,019       52,621
  Equity in earnings of insurance affiliate..............        --        1,599(*)     2,171
  Equity in earnings of marine affiliates................        --        2,638        3,912
  Other income...........................................     1,051        1,732        3,849
  General corporate expenses.............................    (4,386)      (5,284)      (5,786)
  Interest expense.......................................    (8,835)     (12,511)     (13,349)
                                                           --------      -------      -------
          Earnings before taxes on income................  $ 26,845       18,193       43,418
                                                           ========      =======      =======
Identifiable assets:
  Transportation.........................................  $397,112      384,363      380,181
  Diesel repair..........................................    21,304       22,401       48,012
  Insurance..............................................   216,666           --(*)        --
                                                           --------      -------      -------
                                                            635,082      406,764      428,193
  Investment in insurance affiliate......................        --       44,785(*)    44,554
  Investments in marine affiliates.......................       181       11,985       12,697
  General corporate assets...............................    32,209       34,550       39,086
                                                           --------      -------      -------
          Consolidated assets............................  $667,472      498,084      524,530
                                                           ========      =======      =======

---------------

(*) The Company changed its method of reporting its investment in Universal from a consolidated basis to the equity method of accounting effective July 1, 1995.

                             MARINE TRANSPORTATION

     The Company is engaged in marine transportation as a provider of service for both the inland and offshore markets. As of March 5, 1997, the equipment owned or operated by the Company's inland and offshore transportation divisions was composed of 513 tank barges, 124 inland towboats, six inland bowboats, seven offshore tankers, two offshore tank barges, six offshore dry cargo barges, two offshore break-bulk ships, nine offshore tugboats and seven harbor tugboats, with the following specifications and capacities:

                                                           NUMBER       AVERAGE AGE        BARREL
                   CLASS OF EQUIPMENT                     IN CLASS      (IN YEARS)       CAPACITIES
                   ------------------                     --------      -----------      ----------
Inland Fleet:
Inland tank barges:
  Regular double skin:
     20,000 barrels and under...........................     245           21.6          2,816,000
     Over 20,000 barrels................................     150           15.1          4,080,000
  Specialty double skin.................................      28           22.2            451,000
  Single skin:
     20,000 barrels and under...........................      32           27.0            537,000
     Over 20,000 barrels................................      58           24.9          1,486,000
                                                             ---           ----          ---------
          Total inland tank barges......................     513           22.2          9,370,000
                                                             ===           ====          =========
Inland towing vessels:
  Inland towboats:
     2,000 horsepower and under.........................      93           22.2
     Over 2,000 horsepower..............................      31           22.9
                                                             ---           ----
          Total inland towboats.........................     124           22.5
                                                             ===           ====
  Inland bowboats.......................................       6           20.9
                                                             ===           ====

                                                                                       DEADWEIGHT
                                                                                        TONNAGE
                                                                                       ----------
Offshore Fleet:
Tankers.................................................     7           30.6            244,400
                                                           ===           ====          =========
Tank barges.............................................     2           22.5             38,300
                                                           ===           ====          =========
Offshore break-bulk ships...............................     2           18.5             31,000
                                                           ===           ====          =========
Offshore dry cargo barges(*)............................     6           20.3            106,000
                                                           ===           ====          =========
Offshore tugboats(*)....................................     9           21.3
                                                           ===           ====
Harbor tugboats.........................................     7           21.6
                                                           ===           ====

---------------

(*) Includes four barges and five tugboats owned by Dixie Fuels Limited and one barge and tugboat owned by Dixie Fuels II, Limited, partnerships in which a subsidiary of the Company owns a 35% and 50% interest, respectively.

     The following table sets forth the marine transportation revenues and percentage of such revenues derived from the two divisions for the periods indicated (dollars in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------
                                                  1994             1995             1996
                                             --------------   --------------   --------------
     REVENUES BY PRODUCT OR OPERATION        AMOUNTS     %    AMOUNTS     %    AMOUNTS     %
     --------------------------------        --------   ---   --------   ---   --------   ---
Inland Division:
  Chemicals................................  $141,390    46%  $173,407    52%  $176,235    56%
  Refined products.........................    67,251    22     68,952    20     66,341    21
                                             --------   ---   --------   ---   --------   ---
          Total inland revenues............   208,641    68    242,359    72    242,576    77
                                             --------   ---   --------   ---   --------   ---
Offshore Division:
  Liquid petroleum products................    56,612    18     49,421    15     64,031    20
  Dry-bulk.................................    10,112     3     20,702     6      3,059     1
  Break-bulk...............................    40,474    13     26,658     8      9,661     3
                                             --------   ---   --------   ---   --------   ---
          Total offshore revenues..........   107,198    34     96,781    29     76,751    24
                                             --------   ---   --------   ---   --------   ---
Intercompany transactions..................    (4,763)   (2)    (3,227)   (1)    (2,960)   (1)
                                             --------   ---   --------   ---   --------   ---
          Total transportation.............  $311,076   100%  $335,913   100%  $316,367   100%
                                             ========   ===   ========   ===   ========   ===

MARINE TRANSPORTATION INDUSTRY FUNDAMENTALS

     The United States possesses a long coastline providing numerous ports and harbors, complemented by a network of interconnected rivers and canals that serve the nation as water highways. Recognizing the advantages to commerce, over the past decades the United States expanded and improved on its inherent natural waterways for commerce and growth. The waterway system extends into numerous states, with over 90% of the United States population served by domestic shipping.

     Today, the nation's waterways serve as the backbone of the United States distribution system with over 1.1 billion short tons of cargo moved annually by domestic shipping. The inland water system extends approximately 26,000 miles, 11,000 miles of which are generally considered significant for domestic commerce. Marine transportation is an efficient means of transportation of bulk products. An average inland tank barge carries the equivalent cargo of 15 rail cars or 60 tractor trailer trucks. A typical Mississippi River tow of 30 barges carries as much cargo as 450 rail cars or 1,800 trucks.

     Based on cost, marine transportation is the most efficient means of transportation of bulk products compared with rail and trucks. Inland water transportation carries approximately 15% of domestic intercity freight at less than 2% of domestic intercity freight costs. Inland barge transportation is also the safest mode of transportation per ton mile in the United States. The United States inland tank barge industry is diverse and independent with a mixture of small operators, integrated transportation companies and captive fleets owned by United States refining and petrochemical companies.

INLAND TANK BARGE INDUSTRY

     The Company's Inland Division operates within the United States inland tank barge industry, which provides marine transportation of liquid bulk cargoes for customers along the United States inland waterway system. Among the most significant segments of this industry are the transporters of industrial chemicals, petrochemical feedstocks, agricultural chemicals and refined petroleum products. The Company operates in each of these segments. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of domestic refineries and petrochemical facilities on navigable inland waterways and along the Gulf Coast. Much of the United States farm belt is likewise situated within access to the inland waterway system, relying on marine transportation of farm products, including agricultural chemicals. The Company's principal distribution system encompasses the Gulf Intracoastal Waterway, from Brownsville, Texas to St. Marks, Florida, the Mississippi River System and the Houston Ship Channel. The Mississippi

River System includes the Arkansas, Illinois, Missouri, Ohio and Tennessee Rivers and the Tombigbee Waterway.

     The Company believes that the total number of tank barges that operate in the inland waters of the United States has declined from an estimate of approximately 4,200 in 1981 to approximately 2,900 in 1996. The Company believes this decrease primarily resulted from: increasing age of the domestic tank barge fleet resulting in scrapping; rates inadequate to justify new construction; reduction in financial and tax incentives which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; and an increase in environmental regulations that mandate expensive equipment modification which some owners are unwilling or unable to undertake given current rate levels and the age of their fleet.

     Although well maintained tank barges can be efficiently operated for more than 30 years, the cost of hull work for required annual Coast Guard certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. Previously, tax and financing incentives to operators and investors to construct tank barges, including short life tax depreciation, investment tax credits and government guaranteed financing, led to growth in the supply of domestic tank barges to a peak of approximately 4,200 in 1981. These tax incentives have since been eliminated, although the government guaranteed financing programs, dormant since the mid eighties, have recently been more active. The supply of tank barges resulting from the earlier programs has slowly aligned with demand for tank barge services, primarily through attrition, as discussed above.

     While the United States tank barge fleet has decreased in size, domestic production of petrochemicals, a major component of the industry's revenues, has continued to increase annually. Growth in the economy, continued growth of the United States population and the continued substitution of plastics and synthetics in a wide variety of products have been major factors behind the increase of capacity in the petrochemical industry. Texas and Louisiana, which are within the Company's area of operations, currently account for approximately 80% of the total United States production of petrochemicals.

     The Company believes that the supply and demand for inland tank barges is approaching balance, with temporary shortages of equipment seen as recently as the 1994 petrochemical boom. As stated above, a well maintained tank barge will be serviceable for more than 30 years. The average age of the nation's tank barge fleet is 25 years, with only 14% of the fleet built in the last 10 years. Single skin barges comprise approximately 20% of the nation's tank barge fleet, with an average age of 27 years. These single skin barges are being driven from the nation's fleet by market forces, environmental concerns and rising maintenance costs.

     The Company also believes that the current consolidating industry will be less prone to overbuilding of the nation's tank barge fleet. Of the approximate 400 tank barges built since 1989, 70 or 18% were built by the Company. The balance was primarily special purpose barges or barges constructed for specific contracts. Currently, the only significant building is by a major oil company to replace its aging captive fleet.

COMPETITION IN THE INLAND TANK BARGE INDUSTRY

     The Company operates in the highly competitive marine transportation market for commodities transported on the Mississippi River System, the Gulf Intracoastal Waterway and the Houston Ship Channel. The industry has become increasingly concentrated within recent years as smaller and/or economically weaker companies have gone out of business or have been acquired by larger or stronger companies. Since 1989, the Company's competition has historically been based primarily on price; however, shipping customers, through increased emphasis on safety, the environment, quality and a greater reliance on a "single source" supply of services, are more frequently requiring that their supplier of inland tank barge services have the capability to handle a variety of tank barge requirements, operate on a majority of the nation's waterways, and offer flexibility, safety, environmental responsibility, financial responsibility, adequate insurance and quality of service consistent with the customer's own operations.

     The Company's direct competitors are primarily noncaptive marine transportation companies. "Captive" companies are those companies that are owned by major oil and/or petrochemical companies which, although competing in the inland barge market to varying extents, primarily transport cargoes for their own account. The Company is the number one ranked inland tank barge carrier, based on its 513 barges and 9.4 million barrels of available capacity. It has approximately 25% of the independent tank barge capacity and 20% of the total domestic tank barge capacity.

     While the Company competes primarily with other barge companies, it also competes with companies owning refined products and chemical pipelines, and, to a much lesser extent, rail tank cars and tank trucks in some areas and markets. The Company believes that inland marine transportation of bulk liquid products enjoys a substantial cost advantage over rail and truck transportation. The Company also believes that refined products and chemical pipelines, although often a less expensive form of transportation than tank barges and offshore tankers, are not as adaptable to diverse products and are generally limited to fixed point-to-point distribution of commodities in high volumes over extended periods of time.

INLAND DIVISION

     The Company's Inland Division provides transportation services for four distinct markets: industrial chemicals, agricultural chemicals, refined petroleum products and barge fleeting services. Collectively, the Division operates a fleet of 513 inland tank barges, 124 inland towboats and six bowboats.

     From 1992 through July 1996, the Company's inland transportation segment was operated through two divisions, organized around the markets each served: the Inland Chemical Division, engaged in the transportation of industrial chemicals, petrochemical feedstocks, and agricultural chemicals and barge fleeting services, and the Inland Refined Products Division, engaged in the transportation of refined petroleum products. In July 1996, the operations of the two inland divisions were consolidated into one Inland Division. The restructuring of the inland operations reduced administrative staff, eliminated redundant operations and is anticipated to gain significant operating efficiencies. The sales, traffic, maintenance and accounting functions of the two divisions were consolidated in Houston.

     Today, the Inland Division is comprised of four operating groups: Dixie Canal Group, Dixie Linehaul Group, Dixie River Group and Western Towing Company ("Western"). The Company subsidiaries comprising the Canal, Linehaul and River Groups are Dixie Carriers, Inc. ("Dixie") and its subsidiaries, Dixie Marine, Inc., TPT Transportation Company, Brent Transportation Corporation and OMR Transportation Company, and subsidiaries of the Company, Chotin Carriers, Inc. and Sabine Transportation Company ("Sabine"). The Dixie Canal Group serves the Gulf Intracoastal Waterway and the Houston Ship Channel and currently operates 138 tank barges and 50 towboats. The Dixie Linehaul Group, currently operating 201 tank barges and nine towboats, provides linehaul services along the Gulf Intracoastal Waterway, on the Mississippi River from Baton Rouge, Louisiana, north to the Illinois River and along the Ohio River. The Dixie River Group, currently operating 174 tank barges and 51 towboats, operates unit tows along the Mississippi River System. Western provides barge fleeting services in the ports of Houston, Galveston and Freeport, Texas. All four operating groups provide service to the industrial chemical and refining industries through movements of petrochemical feedstocks, generic intermediates, industrial processed chemicals, lube oils and clean petroleum products to interplant, industry users and distribution terminals. The River Group moves agricultural chemicals, anhydrous ammonia and refined products along the Mississippi River System.

     The business is conducted under long-term contracts with customers with whom the Company has long-standing relationships, as well as under short-term and spot contracts. Currently, approximately 80% of the revenues are derived from term contracts and 20% are derived from spot market movements.

     For increased environmental protection, all of the inland tank barges used in the transportation of industrial chemicals are of double skin construction and, where applicable, are capable of controlling vapor emissions to meet occupational health and safety regulations and air quality concerns.

     The Company, over the past five years, through consolidation within the inland tank barge market, has become one of the most capable inland tank barge operators with the ability of servicing the needs of its customers throughout the Mississippi River System and the Gulf Intracoastal Waterway. Such consolidation, and the formation of the four groups of operations described above, offer economies of scale to better match barges, towboats, products and destinations, etc.

     The barge fleeting services operation, through Western, a subsidiary of Dixie, operates what the Company believes to be the largest commercial barge fleeting service (provision of temporary barge storage facilities) in the ports of Houston and Freeport, Texas. Western's 14 inland towboats are engaged primarily in shifting services (distribution and gathering of barges) in the Houston, Galveston and Freeport areas.

OFFSHORE TRANSPORTATION INDUSTRY

     The Company's Offshore Division is engaged in U.S. flag offshore tanker and tank barge operations, offshore dry-bulk cargo barge operations, offshore break-bulk and container cargo barge and ship operations, and harbor docking services. The Division provides transportation of petroleum products, dry-bulk cargoes, containers and palletized cargoes, including United States Government preference agricultural commodities, worldwide with particular emphasis in the Gulf of Mexico, along the Northeast Seaboard, Caribbean Basin ports and to South American, West African and European ports. The Division also provides harbor service operations in ports in Louisiana and Texas.

     The United States Northeast refining capacity of gasoline and heating oil falls substantially short of demand for such products in the area, thereby creating a demand for substantial amounts of imported products. The majority of this demand is satisfied by pipeline systems which connect the Gulf Coast refineries with the Northeast. The balance of demand is imported into the region either from the Gulf Coast by U.S. flag tankers, or from Canada, the Caribbean or Northern Europe by foreign flag tankers. The balance between domestic water-borne imports and imports from foreign refineries hinges on relative price, including tariffs and transportation costs from Jones Act tankers from the Gulf Coast.

     With the domestic pipeline system nearing full capacity, water-borne imports to the Northeast must accommodate current and future growth in demand within the region. Although the future demand for heating oil is expected to remain flat due to the availability of natural gas through a new Canadian pipeline, the demand for gasoline and gasoline additives for reformulated gasoline in the Northeast is anticipated to continue to grow annually. In addition, the demand for gasoline and gasoline additives, as well as other petroleum products in Florida is expected to grow along with the population growth of Florida, where essentially all consumption is served by water-borne imports from the Gulf Coast or from foreign sources.

COMPETITION IN THE OFFSHORE TRANSPORTATION INDUSTRY

     The offshore marine transportation market, like the inland transportation market, is highly competitive. The Company operates predominantly in the United States domestic trade, which is subject to the Jones Act, a federal law that limits participation between domestic ports within the United States and its territories to U.S. flag vessels. For a discussion of the Jones Act, see "Governmental Regulations" below. The Company's direct competitors in this market are primarily captive and noncaptive operators of U.S. flag ocean-going barges, container and break-bulk ships and tankers. Competition is based upon price, service and equipment availability.

OFFSHORE DIVISION

     Offshore Tanker and Tank Barge Operations. Sabine and Kirby Tankships, Inc. ("Kirby Tankships") operate a fleet of seven owned U.S. flag single skin tankers that transport clean petroleum products, gasoline, heating oil and gasoline additives for reformulated gasoline, primarily from Gulf Coast refineries to Florida and the Northeast United States. Certain additional trades exist carrying gasoline additives from Gulf Coast refineries to the West Coast and refined products to the Caribbean. As of March 5, 1997, three of the Company's tankers were chartered to various oil companies for the transportation of their products and four operate in the spot market, transporting petroleum products as cargo offers. Classified as "handi size," the tankers have deadweight capacities ranging between 28,000 and 49,000 tons with a total capacity of 1,725,000 barrels.

     As discussed under "Environment Regulations -- Water Pollution Regulations" below, the Oil Pollution Act of 1990 ("OPA") has placed a number of stringent requirements on tanker and offshore tank barge owners and operators, including the mandated phasing out of all single hull vessels beginning in 1995, depending on vessel size and age. In compliance with the OPA, one of the Company's tankers was retired effective January 1, 1995 and one effective January 1, 1996. Another tanker, which was mandated to be retired on October 1, 1996, was scrapped in March 1996. The balance of the Company's tankers are scheduled to be retired from service as follows: one -- January 1, 1999; two -- January 1, 2000;
one -- October 30, 2000; one -- November 4, 2004; one -- January 1, 2005; and one -- August 23, 2008. In order to stay in service beyond the retirement date, these tankers would have to be either retrofitted with a double hull cargo section or used exclusively in foreign trade.

     In addition to the tankers, the Company, through Dixie, owns and operates two ocean-going tank barge and tugboat units, one of which is single skin and one double skin. The single skin 157,000 barrel barge and tugboat unit and the double skin 165,000 barrel barge and tugboat unit provide service in the transportation of refined petroleum products in domestic service. The single skin tank barge is scheduled to be removed from service in compliance with the OPA on January 1, 2005. The double skin tank barge meets all OPA construction requirements. Currently, both tank barge and tugboat units are employed under term charters.

     Offshore Dry-Bulk Cargo Operations. The Company's offshore dry-bulk cargo operations are conducted through Dixie's equipment and through two general partnerships, Dixie Fuels Limited ("Dixie Fuels") and Dixie Fuels II, Limited ("Dixie Fuels II"), in which a subsidiary of Dixie owns a 35% and 50% interest, respectively.

     Dixie, Dixie Fuels and Dixie Fuels II transport dry-bulk cargoes, such as coal, limestone, cement, fertilizer, flour, raw sugar and grain, as well as containers, between domestic ports along the Gulf of Mexico, the East Coast and West Coast, and to ports in the Caribbean Basin with occasional movements to West African ports, and other international ports as cargo offers. Management believes that Dixie, including the operations of Dixie Fuels and Dixie Fuels II, is the second largest domestic offshore dry-bulk barge carrier in terms of deadweight capacity.

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

     Dixie Fuels also has a 12-year contract, which commenced in 1989, with Holnam, Inc. ("Holnam") to transport Holnam's limestone requirements from a facility adjacent to the Florida Power facility at Crystal River to Holnam's plant in Theodore, Alabama. The Holnam contract provides cargo for a portion of the return voyage for the vessels that carry coal to Florida Power's Crystal River facility. Dixie Fuels is also engaged in the transportation of coal, fertilizer and other bulk cargoes on a short-term basis between domestic ports and transportation of grain from domestic ports to points primarily in the Caribbean Basin.

     Dixie, as general partner, also manages the operations of Dixie Fuels II, which operates an ocean-going dry-bulk and container barge and tugboat unit. The remaining 50% of Dixie Fuels II is owned by EFC. Dixie Fuels II is engaged in the transportation of dry-bulk cargo and containers between domestic ports, ports in the Caribbean Basin and international ports as cargo offers.

     Offshore Break-Bulk and Container Cargo Operations. AFRAM Carriers, Inc. ("AFRAM") is engaged in the worldwide transportation of dry-bulk, container and palletized cargoes, primarily for departments and agencies of the United States Government. AFRAM's two U.S. flag break-bulk freighters with container capabilities, specialize in the transportation of United States Government military and preference food aid cargoes. In September 1996, upon completion of a food aid voyage to North Korea, the freighter TAMPA BAY was scrapped, taking advantage of its location and higher foreign scrap steel prices. The scrappage of the freighter reduced the Company's remaining freighters to two, the CORPUS CHRISTI and the GALVESTON BAY.

     During 1996, the AFRAM freighters were laid-up at various times due to excess equipment capacity in the market in which AFRAM competes. Such excess capacity and lack of available cargo resulted in rates that were inadequate to achieve operating profitability. With the Company's adoption in September 1995 of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), the Company reduced the carrying value of the AFRAM freighters and related intangibles to fair market value in the 1995 third quarter. See "Note 1" to the notes to financial statements included under Item 8 elsewhere herein for further disclosures on the reduction of the freighters to fair market value. As of March 5, 1997, one freighter was engaged on a voyage and one freighter was idle. The Company is prepared to exit the preference food aid and military cargo markets by selling or scrapping the freighters if suitable term fixtures are not found.

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

     Harbor Docking Services. Sabine provides towing, docking and shifting services for vessels calling at the ports of Beaumont, Port Arthur and Orange, Texas and the port of Lake Charles, Louisiana. Operating seven harbor tugboats, the Company believes that this fleet holds a combined market share of approximately 50% in ports which it serves. In addition, Sabine provides offshore ship assistance and drill-rig movements off the Texas and Louisiana coasts.

CONTRACTS AND CUSTOMERS

     The majority of the marine transportation contracts are for terms of one to ten years. Currently, the Inland and Offshore Divisions of the Company operate under longer term contracts with The Dow Chemical Company ("Dow"), Chevron Chemical Company, EFC, Holnam, Monsanto Chemical Company and Baytank (Houston) Inc., among others. While these companies have generally been customers of the Company's marine transportation divisions for several years and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. Dow, with which the Company has a contract through 2004, accounted for 10% of the Company's revenues in 1996. No single customer of the Company's marine transportation divisions accounted for more than 10% of the Company's revenue in 1995 and 1994.

EMPLOYEES

     The Company's Inland and Offshore Divisions have approximately 1,600 employees, of which approximately 1,325 are vessel crew members. Approximately 27% of the 1,325 vessel crew members are subject to various collective bargaining agreements with various labor organizations. No one collective bargaining agreement covers more than 8% of the 1,325 vessel crew members.

PROPERTIES

     The principal office of the Inland Division is located in Houston, Texas, in facilities under a lease that expires in August 2003. The Inland Division operating locations are on the Mississippi River at Baton Rouge,

Louisiana, in Greenville, Mississippi and in Houston, Texas near the Houston Ship Channel. The Baton Rouge and Houston facilities are owned and the Greenville facility is leased. Western's facilities are located on a 10.24-acre tract of land owned by Dixie lying between the San Jacinto River and Old River Lake near Houston, Texas. The principal offices of the Offshore Division are located in Port Arthur, Texas, on 30 acres of Company owned waterfront property along the Sabine-Neches Waterway and in Belle Chasse, Louisiana in owned facilities.

GOVERNMENTAL REGULATIONS

     General. The Company's transportation operations are subject to regulation by the United States Coast Guard, federal laws, state laws and certain international conventions. The transportation of cargoes in bulk are exempt from economic regulations under the Interstate Commerce Act. Therefore, with the exception of AFRAM, the rates charged by the Company for the transportation of such bulk cargoes are negotiated between the Company and its customers and are not set by tariff. AFRAM generally operates under published tariffs. AFRAM also bids for United States Government cargo.

     The majority of the Company's inland tank barges, all offshore tank barges and all ships are inspected by the United States Coast Guard and carry certificates of inspection. The Company's inland and offshore towing vessels and offshore dry-bulk barges are not subject to United States Coast Guard inspection requirements. The Company's offshore towing vessels, offshore dry-bulk and tank barges and all ships are built to American Bureau of Shipping ("ABS") classification standards and are inspected periodically by ABS to maintain the vessels in class. The crews employed by the Company aboard vessels, including captains, pilots, engineers, able-bodied seamen and tankermen, are licensed by the United States Coast Guard.

     The Company is required by various governmental agencies to obtain licenses, certificates and permits for its vessels depending upon such factors as the cargo transported, the waters in which the vessels operate, the age of the vessels and other factors. The Company is of the opinion that the Company's vessels have obtained and can maintain all required licenses, certificates and permits required by such governmental agencies for the foreseeable future.

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

     Compliance with United States ownership requirements of the Jones Act is very important to the operations of the Company and the loss of Jones Act status could have a significant negative effect on the Company. The Company monitors the citizenship requirements under the Jones Act of its employees and beneficial stockholders and will take action as necessary to ensure compliance with the Jones Act requirements.

     The requirements that the Company's vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the Coast Guard, and the application of United States labor and tax laws, significantly increase the costs of U.S. flag vessels when compared with foreign flag vessels. The Company's business would be adversely affected if the Jones Act were to be modified so as to permit foreign competition that is not subject to the same United States Government imposed burdens.

     During the past several years, the Jones Act cabotage and cargo preference laws, see "Preference Cargo" below, have come under attack by interests seeking to facilitate foreign flag competition for trades and cargoes reserved for U.S. flag vessels under the Jones Act and cargo preference laws. These efforts have been consistently defeated by large margins in the United States Congress. The Company believes that continued efforts will be made to modify or eliminate the cabotage provisions of the Jones Act and the cargo preference laws. If such efforts are successful, it could have an adverse effect on the Company.

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

     The Company believes that Title XI loan guarantees for speculative projects is a clear violation of the statutory and regulatory authority of the Maritime Administration, an agency of the Department of Transportation charged with administration of the Title XI program. Use of the Title XI program to stimulate and support speculative construction of vessels for the trades in which the Company operates could have an adverse effect on the Company due to creation of excess capacity in those trades. In March 1996, the Company filed a lawsuit against the Maritime Administration concerning administration of the Title XI program. See "Note 12" to the notes to the financial statements included under
Item 8 elsewhere herein for further disclosures on the lawsuit.

     Preference Cargo. The MMA requires that preference be given to U.S. flag vessels in the transportation of certain United States Government impelled cargoes (cargoes shipped either by the United States Government or by a foreign nation, with the aid or guarantee of the United States Government). Markets subject to cargo preference in which the Company participates include foreign food aid, military and Eximbank cargoes. Currently, 75% of the Government's directed foreign aid and agricultural assistance programs, which include grains and other food concessions, are required to be transported in U.S. flag vessels. Such programs currently benefit the Company's offshore break-bulk ships and dry-bulk barge and tug units, some of which work in this trade. The transportation of such cargo accounted for approximately 4% of the Company's transportation revenues in 1996, 7% in 1995 and 10% in 1994. The Company's AFRAM break-bulk ships have from time to time been chartered by the Military Sealift Command ("MSC"). Charters to MSC accounted for approximately 1% of the Company's transportation revenues in 1996, 2% in 1995 and 4% in 1994. The chartering of vessels by the MSC depends upon the requirements of the United States military for marine transportation of cargoes, and, therefore, depends in part on world conditions and United States foreign policy.

     The preference cargo law is often opposed by interests which perceive they would benefit from the ability to transport preference cargoes aboard foreign flag vessels. Like the cabotage provision of the Jones Act, the Company is of the opinion that continued efforts will be made to significantly reduce, or remove completely, the requirement that 75% of such cargoes be transported in U.S. flag vessels. Any reduction in this percentage could have an adverse effect on the Company's operations and therefore, the Company will continue to participate in efforts to preserve the present preference cargo requirements. Further, the agricultural aid cargoes represent a material United States Government budget line item. The amount of United States Government spending in this area has declined steadily since 1993 and is expected to continue to decline, resulting in increased competition for the reduced number of shipments at lower transportation rates.

     User Fees. Federal legislation requires that inland marine transportation companies pay a user fee in the form of a tax based on propulsion fuel used by vessels engaged in trade along the inland waterways that are maintained by the United States Army Corps of Engineers. Such user fees are designed to help defray the costs associated with replacing major components of the inland waterway system such as locks and dams, and building new waterway projects. A significant portion of the inland waterways in which the Company's vessels operate are maintained by the Corps of Engineers.

     The Company presently pays a federal fuel tax of 24.3 cents per gallon, reflecting a 4.3 cents per gallon transportation fuel tax imposed in October 1993 and a 20 cents per gallon waterway use tax. There can be no assurance that additional user fees, above the present amount, may not be imposed in the future.

ENVIRONMENTAL REGULATIONS

     The Company's operations are affected by various regulations and legislation enacted for protection of the environment by the United States Government, as well as many coastal and inland waterway states.

     Water Pollution Regulations. The Federal Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977, the Comprehensive Environmental Response, Compensation and Liability Act of 1981 and the OPA impose strict prohibitions against the discharge of oil and its derivatives or hazardous substances into the navigable waters of the United States. These acts impose civil and criminal penalties for any prohibited discharges and impose substantial liability for cleanup of these discharges and any associated damages. Certain states also have water pollution laws that prohibit discharges into waters that traverse the state or adjoin the state and impose civil and criminal penalties and liabilities similar in nature to those imposed under federal laws.

     The OPA and various state laws of similar intent, substantially increased over historic levels statutory liability of owners and operators of vessels for oil spills, both in terms of limit of liability and scope of damages. The Company considers its most significant pollution liability exposure to be the carriage of persistent oils (crude oil, #5 oil, #6 oil, lube oil and other black oil). The Company restricts the carriage of persistent oils in inland tank barges to double hull barges only. Currently, the Company does not carry persistent oils in its offshore tank vessels.

     One of the most important requirements under the OPA is that all newly constructed tankers or tank barges engaged in the transportation of oil and petroleum in the United States must be double hulled and all existing single hull tankers or tank barges be retrofitted with double hulls or phased out of domestic service between January 1, 1995 and 2015. See "Offshore
Division -- Offshore Tanker and Tank Barge Operations" for a discussion of the effects of OPA on the Company's offshore equipment.

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

     Financial Responsibility Requirement. Commencing with the Federal Water Pollution Control Act of 1972, as amended, vessels over three hundred gross tons operating in the Exclusive Economic Zone of the United States have been required to maintain evidence of financial ability to satisfy statutory liabilities for oil and hazardous substance water pollution. This evidence is in the form of a Certificate of Financial Responsibility ("COFR") issued by the United States Coast Guard. The majority of the Company's tank barges and all the ships are subject to this COFR requirement and the Company has fully complied with this requirement since its inception.

     The OPA amended the COFR requirements principally by significantly increasing the financial ability requirements. Effective December 8, 1994, the United States Coast Guard under OPA implemented new financial responsibility requirements for tankers. The new requirements became effective as to tank barges in July 1995 and to ships other than tankers as their current COFR expires. The new rules severely limited the ability of marine transportation companies to utilize insurance as a means of satisfying the financial ability requirement under OPA. The principal alternative to the use of insurance under the new rule requires marine transportation companies to demonstrate net worth and working capital equal to the maximum statutory limit of liability under the OPA and the Comprehensive Environmental Response, Compensation and Liability Act of 1981.

     Each of the subsidiaries of the Company has obtained COFRs pursuant to the OPA amendments for all vessels requiring COFRs. The Company does not foresee any current or future difficulty in maintaining the COFR certificates under current rules.

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

     Occupational Health Regulations. The Company's vessel operations are primarily regulated by the United States Coast Guard for occupational health standards. The Company's shore personnel are subject to the United States Occupational Safety and Health Administration regulations. The Coast Guard has promulgated regulations that address the exposure to benzene vapors, which require the Company, as well as other operators, to perform extensive monitoring, medical testing and record keeping of seamen engaged in the handling of benzene and benzene containing cargo transported aboard vessels. It is expected that these regulations may serve as a prototype for similar health regulations relating to the carriage of other hazardous liquid cargoes. The Company believes that it is in compliance with the provisions of the regulations that have been adopted and does not believe that the adoption of any further regulations will impose additional material requirements on the Company. There can be no assurance, however, that claims will not be made against the Company for work related illness or injury, or that the further adoption of health regulations will not adversely affect the Company.

     Insurance. The Company's marine transportation operations are subject to the hazards associated with operating heavy equipment carrying large volumes of cargo in a marine environment. These hazards include the risk of loss of or damage to the Company's vessels, damage to third parties from impact, fire or explosion as a result of collision, loss or contamination of cargo, personal injury of employees, pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of, or damage to, the Company's vessels is insured through hull insurance policies currently insuring approximately $480 million in hull values. Vessel operating liabilities such as collision, cargo, environmental and personal injury, are insured primarily through the Company's participation in mutual insurance associations and other reinsurance arrangements under which the protection against such hazards is in excess of $2 billion for each incident except in the case of oil pollution, which, in conjunction with the other excess liability coverage maintained by the Company, is limited to $700 million for each incident for inland vessels and ocean-going dry cargo vessels and $900 million for each incident in the case of the Company's tankers and ocean-going tank barges. However, because it is mutual insurance, the Company is exposed to funding requirements and coverage shortfalls in the event claims by the Company or other members exceed available funds and reinsurance.

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

     Safety. The Company manages its exposure to the hazards incident to its business through safety, training and preventive maintenance efforts. The Company places considerable emphasis on safety through a program oriented toward extensive monitoring of safety performance for the purpose of identifying trends and initiating corrective action, and for the purpose of rewarding personnel achieving superior safety performance. The Company believes that its safety performance consistently places it among the industry leaders as evidenced by what it believes are lower injury frequency and pollution incident levels than many of its competitors. The Company also participates in the American Waterway Operators Responsible Carrier program which is oriented to enhancing marine safety.

     The Company was honored by the Department of Transportation and the U.S. Coast Guard in September 1995 as the recipient of the William M. Benkert Award, the premier national award which recognizes excellence in all aspects of marine safety and environmental protection. The Company was the first recipient of this new award for the large vessel operator category. Given the national concern over the transportation of hazardous material and oil products, this award is independent affirmation of the Company's policies and achievements in the area of marine safety and environmental protection.

     Training. The Company believes that among the major elements of a successful and productive work force is effective training programs. The Company also believes that training in the proper performance of a job enhances both the safety and quality of the service provided. New technology, regulatory compliance, personnel safety, quality and environmental concerns create additional demands for training. The Company fully endorses the development and institution of effective training programs.

     The Company recognizes that each operating entity shares common ground with respect to its training needs. In this regard, the Company established a corporate training function in June 1994. The Kirby Marine Transportation Corporation Training Department is charged with developing, conducting and maintaining training programs for the benefit of all the Company's operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company's training facility includes state of the art equipment and instruction aids, including a working towboat, tank barge and shore tank facilities. During 1996, approximately 1,000 students completed courses at the training facility.

     Quality. In 1996, the Company's commitment to quality performance was implemented through a major business process redesign project, and the continued maintenance and improvement of our Quality Assurance Systems.

     The business process redesign project focused on three functional areas: customer billing, purchasing and maintenance, and resulted in significant changes in processes and structures. Projected outcomes include faster billing preparation and collection cycles, reduced costs for purchased products and services as a result of leveraged buying, and more efficient maintenance of our vessels and associated equipment.

     Throughout the 1990's, the Company made a substantial commitment to the implementation, maintenance and improvement of Quality Assurance Systems in compliance with the International Quality Standard, ISO 9002. Currently, all of the Company's marine transportation units serving the liquid and dry cargo markets have been certified, many of them earning "firsts" among their peers. These Quality Assurance Systems have enabled both shore and vessel personnel to effectively manage the changes which occur in the working environment. In addition, such Quality Assurance Systems have enhanced the Company's already excellent safety and environmental performance.

                                 DIESEL REPAIR

     The Company is presently engaged in the sale, overhaul and repair of large medium-speed diesel engines and related parts sales through three operating subsidiaries, Marine Systems, Inc. ("Marine Systems"), Engine Systems, Inc. ("Engine Systems") and Rail Systems, Inc. ("Rail Systems"). Through each of its three operating subsidiaries, the Company sells genuine replacement parts, provides service mechanics to overhaul and repair engines and maintains facilities to rebuild component parts or entire engines. As a nonexclusive service center, the Company serves the entire domestic power marine and industrial markets while as an exclusive distributor, the Company serves the marine industry and stand-by power generation market in 17 Eastern states and the Caribbean, the shortline and industrial railroad markets nationally, and components of the nuclear industry worldwide.

     The following table sets forth the revenues for the diesel repair division for the periods indicated (dollars in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------
                                                1994              1995              1996
                                            -------------     -------------     -------------
                                            AMOUNTS    %      AMOUNTS    %      AMOUNTS    %
                                            -------   ---     -------   ---     -------   ---
Overhaul and repairs......................  $22,692    50%    $26,371    52%    $41,642    59%
Direct parts sales........................   22,577    50      24,167    48      28,780    41
                                            -------   ---     -------   ---     -------   ---
                                            $45,269   100%    $50,538   100%    $70,422   100%
                                            =======   ===     =======   ===     =======   ===

MARINE SYSTEMS OPERATIONS

     Through Marine Systems, the Company is engaged in the overhaul and repair of marine diesel engines, reduction gear repair, line boring, block welding services and related parts sales for customers in the marine industry. The marine diesel repair industry services tugboats and towboats powered by large diesel engines utilized in the inland and offshore barge industries. It also services marine equipment and offshore drilling equipment used in the offshore petroleum exploration and oil service industry, marine equipment used in the offshore commercial fishing industry and vessels owned by the United States Government.

     Marine Systems operates through three divisions providing in-house and in-field repair capabilities. These three divisions are: Gulf Coast (based in Houma, Louisiana); Midwest (based in Paducah, Kentucky); and West Coast (based in Seattle, Washington). All three of Marine Systems' divisions are nonexclusive authorized service centers for the Electro-Motive Division of General Motors Corporation ("EMD") selling parts and service. Marine Systems' Gulf Coast and Midwest divisions concentrate on larger diesel engines, primarily those manufactured by EMD, that are more commonly used in the inland and offshore barge and oil service industries. The West Coast division concentrates on large EMD engines used by the offshore commercial fishing industry, the military, commercial business in the Pacific Northwest and customers in Alaska. Marine Systems' emphasis is on service to its customers and can send its crews from any of its locations to service customers' equipment anywhere in the world.

     In May 1995, Marine Systems expanded its Gulf Coast division with the acquisition of Percle's E.M.D. Services Inc., a diesel repair facility located in Morgan City, Louisiana.

MARINE SYSTEMS CUSTOMERS

     Major customers of Marine Systems include inland and offshore dry-bulk and tank barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities and the United States Coast Guard, Navy and Army. Marine Systems also provides services to the Company's fleet, which accounted for approximately 2% of Marine Systems' total 1996 revenues; however, such revenues are eliminated in consolidation and not included in the table above. No single customer of Marine Systems accounted for more than 10% of the Company's revenues in 1996, 1995 or 1994.

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

MARINE SYSTEMS COMPETITIVE CONDITIONS

     Marine Systems' primary competitors are approximately 10 independent diesel repair companies and authorized EMD distributors in each of its three divisions. Certain operators of diesel powered marine equipment elect to maintain in-house service capabilities. While price is a major determinant in the competitive process, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are significant factors. A substantial portion of Marine Systems' business is obtained by competitive bids. Marine Systems has entered into preferential service agreements with certain large operators of diesel powered marine equipment, providing such operators with one source of support and service for all of their requirements at pre-negotiated prices.

     Many of the parts sold by Marine Systems are generally available from other distributors; however, Marine Systems is one of a limited number of authorized resellers of EMD parts. Although the Company believes it is unlikely, termination of Marine Systems' relationship with suppliers could adversely affect its business.

ENGINE SYSTEMS OPERATIONS

     Through Engine Systems, the Company is engaged in the sale, overhaul and repair of diesel engines for power generation, marine and industrial applications. In July 1996, the Company purchased the operating assets of MKW Power Systems, Inc., a subsidiary of Wartsila Diesel, N.A. ("MKW"). The acquisition expanded the diesel repair segment's relationship with EMD to an authorized distributorship for 17 Eastern states and the Caribbean. As the exclusive East Coast distributor, the Company gains a better pricing structure for parts purchased and has the right to sell and install new engines in marine and power generation applications.

     Engine Systems also serves as a central distributor for Woodward Governor Company's Turbo and Engine Divisions ("Woodward"), a leader in the production of power control components, for 14 Midwest and Southeast states and the Caribbean, and for Paxman Diesel Ltd., a British manufacturer of diesel engines used in U.S. Coast Guard applications.

ENGINE SYSTEMS CUSTOMERS

     The major customers of Engine Systems are East Coast inland and offshore dry-bulk, tank barge and harbor docking operators, U.S. Coast Guard and aircraft carriers of the U.S. Navy. In addition, Engine Systems provides service to the power generation industry (Disney World, Dade County, Florida and Bahamas Electricity Corporation), and the U.S. nuclear power industry, through parts for standby generators.

ENGINE SYSTEMS COMPETITIVE CONDITIONS

     Engine Systems is currently the major source of genuine EMD parts and authorized service for customers in power generation, marine and industrial applications in 17 Eastern states and the Caribbean, its distributorship territory. Generic parts, remanufactured parts and non-authorized services supporting existing applications of EMD engines are available to existing applications in Engine Systems distributorship territory; however, many customers will give preference to Engine Systems due to its access to preferred genuine EMD replacement parts. Engine Systems sales and service of Woodward parts is on an exclusive basis in Woodward's Southeast district and on a non-exclusive basis in Woodward's Midwest district.

     Engine Systems is also the exclusive distributor of EMD parts for the nuclear industry worldwide. Specific regulations relating to equipment used in nuclear power generation require extensive testing and certification of replacement parts. Non-genuine parts and parts not properly tested and certified cannot be used in the nuclear applications.

RAIL SYSTEMS OPERATIONS

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

RAIL SYSTEMS CUSTOMERS

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

RAIL SYSTEMS COMPETITIVE CONDITIONS

     As an exclusive United States distributor for EMD parts, Rail Systems provides all EMD parts sales to these markets, as well as providing rebuild and service work. Currently, other than Rail Systems, there are three primary companies providing service for the shortline and industrial locomotives. In addition, the industrial companies in some cases, provide their own service.

EMPLOYEES

     Marine Systems, Engine Systems and Rail Systems have approximately 255 employees.

PROPERTIES

     The principal office of Marine Systems is located in Houma, Louisiana. Parts and service facilities are located in Houma, Louisiana, in Morgan City, Louisiana, in Paducah, Kentucky and in Seattle, Washington. The Morgan City, Louisiana, Paducah, Kentucky and Seattle, Washington locations are on leased property and the Houma location is situated on approximately four acres of Company owned land. The principal office of Engine Systems is located in Chesapeake, Virginia, with service facilities in Rocky Mount, North Carolina, in Medley, Florida and in South Bend, Indiana. All locations of Engine Systems are leased. The principal office and service facility of Rail Systems is located in leased facilities in Nashville, Tennessee.

                                   INSURANCE

     The Company is engaged in the writing of property and casualty insurance primarily through a 47% voting common stock ownership of Universal Insurance Company ("Universal"), a corporation located in the Commonwealth of Puerto Rico. Since its formation in 1972, Universal has evolved primarily from an automobile physical damage insurer to a full service property and casualty insurer, with emphasis on the property insurance lines. Universal is ranked second among Puerto Rican insurance companies in terms of policyholders' surplus and admitted assets, and was assigned an A (Excellent) rating by A. M. Best Company, a leading insurance rating agency, effective April 29, 1996.

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

     In accordance with a shareholder agreement among Universal, the Company and Eastern America Group, through options and redemption rights, Universal has the right to purchase the Company's interest in Universal over a period of up to 12 years from September 1992. The result of such redemptions would be Eastern America Group becoming the owner of 100% of Universal's stock. Since December 1992, the date of the first redemption, Universal has redeemed from the Company a total of 79,572 shares of Class B voting common stock and 40,600 shares of non-voting Class C common stock for a total redemption price of $20,016,000. In August 1994 and July 1995, Eastern America Group purchased from Universal 40,572 shares and 28,139 shares of Class A voting common stock for $7,000,000 and $5,000,000, respectively. No redemptions were made during the 1996 year.

     The Company's investment in Universal is accounted for under the equity method of accounting for the 1996 year and the second half of 1995. Effective July 1, 1995, the Company's investment in Universal's voting common stock was reduced to 47%. Prior period financial statements have not been restated.

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

     Universal's insurance business is generated primarily through Eastern America Insurance Agency, an affiliate of Eastern America Group, and through independent agents and brokers in Puerto Rico. While no one agent other than the Eastern America Insurance Agency accounted for more than 5% of premiums written in 1996, Universal could be adversely affected if it were to lose several of its higher producing agents.

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

     Effective May 31, 1995, Mariner entered into Commutation Agreements with parties representing the majority of its outstanding underwriting liabilities ("Commuting Parties") and simultaneously executed documents granting the Commuting Parties absolute interest in any assets of Mariner which remain upon liquidation of Mariner. Since May 31, 1995, Mariner has continued in run-off, as a solvent insurance company under Bermuda law and regulation, paying claims of parties other than the Commuting Parties, while seeking to consummate further commutations as well. The effect of the May 31, 1995 transaction between Mariner and the Commuting Parties was to transfer to the Commuting Parties all of Mariner's interest in the equity and surplus assets of Mariner, if any, remaining at the time of the ultimate liquidation of Mariner. Loss of the Company's equity in Mariner was fully reserved in 1994 and the transaction was charged against that reserve in 1995.

CAPTIVE INSURANCE OPERATION

     The Company utilizes a Bermuda domiciled wholly owned insurance subsidiary, Oceanic Insurance Limited ("Oceanic"), to insure risks of the Company and its transportation and diesel repair subsidiaries and affiliated entities. Oceanic procures reinsurance in international markets to limit its exposure to losses.

ITEM 2. PROPERTIES

     The information appearing in Item 1 is incorporated herein by reference. The Company and Dixie currently occupy leased office space at 1775 St. James Place, Suite 200, Houston, Texas under a lease that expires in August 2003. The Company believes that its facilities are adequate for its needs and additional facilities would be readily available.

ITEM 3. LEGAL PROCEEDINGS

     See "Note 12" to the financial statements included under Item 8 elsewhere herein for a discussion of legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1996, no matter was submitted to a vote of security holders through solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                   NAME                      AGE                 POSITIONS AND OFFICES
                   ----                      ---                 ---------------------
George A. Peterkin, Jr....................   69    Chairman of the Board of Directors
J. H. Pyne................................   49    President, Director and Chief Executive Officer
Brian K. Harrington.......................   50    Senior Vice President, Treasurer, Assistant
                                                   Secretary and Chief Financial Officer
G. Stephen Holcomb........................   51    Vice President, Controller, Assistant Treasurer
                                                   and Assistant Secretary
Ronald C. Dansby..........................   57    President -- Inland Division
Dorman L. Strahan.........................   40    President -- Diesel Repair Division

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

     J. H. Pyne holds a degree from the University of North Carolina and has served as President of the Company since April 1995. He has served as a Director of the Company since 1988 and President of Dixie since 1984. He had served as Executive Vice President of the Company from 1992 to April 1995. He also served in various operating and administrative capacities with Dixie from 1978 to 1984, including Executive

Vice President from January to June 1984. Prior to joining Dixie, he was employed by Northrop Services, Inc. and served as an officer in the United States Navy.

     Brian K. Harrington is a Certified Public Accountant and holds an M.B.A. degree from the University of Oregon. He has served as Treasurer and Principal Financial Officer of the Company since May 1989, Vice President since September 1989 and Senior Vice President since 1993. Prior to joining the Company, he was engaged as a financial consultant with emphasis in the petrochemical distributing industry, providing services to Dixie and other companies. Prior to 1979, he was Vice President of Planning, Marketing and Development for Paktank Corporation.

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

     Ronald C. Dansby holds a degree in business administration from the University of Houston and has served the Company as President -- Inland Division since 1994. He also serves as President of Dixie Marine, having joined the Company in connection with the acquisition of Alamo Inland Marine Co. ("Alamo") in 1989. He had served as President of Alamo since 1974. Prior to that, he was employed by Alamo Barge Lines and Monsanto Chemical from 1962 to 1973.

     Dorman L. Strahan attended Nicholls State University and has served the Company as President -- Diesel Repair Division since 1994. He has served as President of Marine Systems since 1986, President of Rail Systems since 1993 and President of Engine Systems since July 1996. After joining the Company in 1982 in connection with the acquisition of Marine Systems, he served as Vice President of Marine Systems until 1985.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock is traded on the NYSE under the symbol KEX. Prior to listing and trading on the NYSE effective October 15, 1996, the Company's common stock was traded on the AMEX. The following table sets forth the high and low sales prices for the common stock for the periods indicated as reported by The Wall Street Journal.

                                                              SALES PRICES
                                                            ----------------
                                                             HIGH     LOW
                                                            -----    -----
1995
  First Quarter........................................... $19 3/4   $15 1/2
  Second Quarter..........................................  18 1/8    13
  Third Quarter...........................................  17 1/4    14 7/8
  Fourth Quarter..........................................  18        13 7/8
1996
  First Quarter...........................................  18 7/8    16
  Second Quarter..........................................  18 3/4    16 3/4
  Third Quarter...........................................  18        15 3/8
  Fourth Quarter..........................................  20 1/2    17 3/8
1997
  First Quarter (through March 4, 1997)...................  19 3/4    18 1/4

     As of March 5, 1997, the Company had 24,265,036 outstanding shares held by approximately 1,900 stockholders of record.

     The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Since 1989, the Company has not paid any cash dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 1996. The information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company and the Financial Statements and Schedules included under Item 8 elsewhere herein (in thousands, except per share amounts):

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------
                                              1992(1)    1993(1)   1994(1)   1995(1)   1996(1)
                                              --------   -------   -------   -------   -------
Revenues:
  Transportation............................  $190,214   283,747   311,076   335,913   316,367
  Diesel repair.............................    35,753    31,952    45,269    50,538    70,422
  Insurance(2)..............................    34,661    52,875    65,812    45,239        --
  Investment income.........................     6,795     7,910     9,211     7,304     1,179
  Gain (loss) on disposition of assets......       427       355       415      (249)    2,670
  Other.....................................     1,653     1,565     1,354     1,405        --
                                              --------   -------   -------   -------   -------
                                              $269,503   378,404   433,137   440,150   390,638
                                              ========   =======   =======   =======   =======
Earnings before cumulative effect of
  accounting changes........................  $ 13,598    22,829    16,653     9,383    27,229
Cumulative effect on prior years of
  accounting changes(3).....................   (12,917)       --        --        --        --
                                              --------   -------   -------   -------   -------
          Net earnings......................  $    681    22,829    16,653     9,383    27,229
                                              ========   =======   =======   =======   =======
Earnings per share of common stock:
  Earnings before cumulative effect of
     accounting changes.....................  $    .60       .86       .58       .34      1.05
  Cumulative effect on prior years of
     accounting changes(3)..................      (.57)       --        --        --        --
                                              --------   -------   -------   -------   -------
          Net earnings......................  $    .03       .86       .58       .34      1.05
                                              ========   =======   =======   =======   =======
Weighted average shares outstanding.........    22,607    26,527    28,790    27,921    25,869
Net cash provided before changes in assets
  and liabilities...........................  $ 35,387    58,998    60,802    78,231    63,885
Capital expenditures........................  $132,537    90,542    79,464    50,197    51,369

                                                                DECEMBER 31,
                                              ------------------------------------------------
                                              1992(1)    1993(1)   1994(1)   1995(1)   1996(1)
                                              --------   -------   -------   -------   -------
Property and equipment, net.................  $237,596   283,413   330,762   322,335   318,724
Total assets................................  $446,420   563,253   667,472   498,084   524,530
Long-term debt..............................  $158,922   120,559   159,497   179,226   181,950
Stockholders' equity........................  $122,825   211,749   222,976   205,333   205,754

---------------

(1) Comparability with prior periods is affected by the following: The acquisition of Sabine Towing & Transportation, Inc. in the first quarter of 1992; the acquisition of Ole Man River Towing, Inc. and the merger with Scott Chotin, Inc. in the second quarter of 1992; the merger with Eastern America in the third quarter of 1992; the acquisition of TPT, a marine transportation division of Ashland Oil, Inc., in the first quarter of 1993; the merger with AFRAM Lines (USA), Co., Ltd. in the second quarter of 1993; the acquisition of Chotin Transportation, Inc. in the fourth quarter of 1993; the acquisition of offshore tankers from Tosco Refining Company and OMI Corp. in the third quarter of 1994; the acquisition of the marine assets of Dow in the fourth quarter of 1994; the Company's ownership of the voting stock of Universal declining to 47% on July 18, 1995 and the recording of the Company's investment in Universal on the equity method of accounting effective July 1, 1995; and the purchase of the assets of MKW in July 1996.

(2) The Company changed its method of reporting its investment in Universal from a consolidated basis to the equity method of accounting effective July 1, 1995.

(3) Cumulative effect on prior years from the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," net of equivalent income taxes and SFAS No. 109, "Accounting for Income Taxes."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

     Statements contained in this Form 10-K that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-K could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, fog and ice, marine accidents, construction of new equipment by competitors, including construction with government assisted financing, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company.

RESULTS OF OPERATIONS

     The Company reported net earnings for the 1996 year of $27,229,000, or $1.05 per share, on revenues of $390,638,000, compared with net earnings of $9,383,000, or $.34 per share, on revenues of $440,150,000 for the 1995 year, and net earnings of $16,653,000, or $.58 per share, on revenues of $433,137,000 for the 1994 year.

     The Company's marine transportation segment's transportation revenues totaled $316,367,000, or 81% of total revenues for 1996, compared with $335,913,000, or 76% of total revenues for 1995, and $311,076,000, or 72% of total revenues for 1994. Diesel repair revenues for 1996 totaled $70,422,000, or 18% of total revenues, compared with $50,538,000, or 11% of total 1995 revenues, and $45,269,000, or 10% of total 1994 revenues. Insurance revenues totaled $45,239,000, or 10% of total 1995 revenues and $65,812,000, or 15% of total revenues for 1994. Investment income, earned primarily from investments by the insurance segment for the 1995 and 1994 years, totaled $1,179,000 for 1996 compared with $7,304,000 for 1995 and $9,211,000 for 1994.

     The Company reported a gain from the disposition of assets of $2,670,000 in 1996 compared with a loss of $249,000 in 1995 and a gain of $415,000 in 1994. The amounts reported for each year were predominately from the sale of marine equipment. For the 1996 year, the gain was primarily the result of the sale of two inland towboats and six inland asphalt barges.

     Effective July 1, 1995, the Company began accounting for its investment in Universal, its property and casualty insurance subsidiary, under the equity method of accounting as a result of a July 1995 redemption of Universal's common stock, reducing the Company's ownership to 47%. Prior period financial statements have not been restated. For the 1995 first six months and prior years, results for Universal were consolidated, with a minority interest expense recorded for Universal's minority shareholder.

     The 1995 results included a $17,500,000 pre-tax charge in the 1995 third quarter. The after-tax effect of the charge was $13,000,000, or $.47 per share. Such charge was the result of adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The charge is more fully described below.

     In October 1995, the FASB approved the issuance of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 allows a company to adopt a fair value based method of accounting for an employee stock-based compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", the Company's current accounting method. The Company has elected to continue to follow APB Opinion No. 25; however, if the Company had adopted SFAS No. 123, the Company net earnings and earnings per share for the 1996 and 1995 year would have been reduced by $957,000, or $.03 per share, and $387,000, or $.02 per share, respectively.

     The Company conducts operations in marine transportation and diesel repair business segments. In addition, the Company owns a 47% voting interest in a property and casualty insurance company.

  Marine Transportation

     The Company's marine transportation segment reported transportation revenues of $316,367,000, a decrease of 6% when compared with $335,913,000 reported for the 1995 year, and a 2% increase when compared with $311,076,000 reported for the 1994 year.

     Operating income for the marine transportation segment for the 1996 year totaled $47,245,000, an increase of 18% compared with $40,148,000 of operating income for 1995 and 53% over 1994 operating income of $30,890,000.

     For comparative purposes, the transportation revenues for the 1995 and 1994 years included acquired assets during 1994 which contributed to the majority of the increase in revenues for 1995 and 1994. In July 1994, the Company acquired four offshore tankers and in November 1994, the Company acquired the transportation assets of Dow. The acquisitions were accounted for under the purchase method of accounting. Collectively, the 1994 acquisitions generated revenues for the 1994 year of approximately $16,435,000 from their dates of acquisition.

     As provider of service for both the inland and offshore United States markets, the marine transportation segment is divided into two divisions organized around the markets they serve: the Inland Division, serving the inland industrial chemical, petrochemical, agricultural chemical and refined products markets; and the Offshore Division, which serves the offshore refined petroleum products, dry-bulk, container and palletized cargo markets. A division analysis by years of marine transportation revenues follows:

  1996 Marine Transportation Revenues

     The Inland Division's transportation revenues for 1996 totaled $239,702,000, or 76% of total transportation revenues. The Division's revenues represent a 1% increase compared with $239,132,000 reported in 1995. The Inland Division operated under long-term contracts, short-term contracts and spot movements of products. As of December 31, 1996 and 1995, approximately 80% and 70%, respectively, of inland barge movements were under term contracts and approximately 20% and 30%, respectively, were spot market movements.

     Contract volumes for the movement of chemicals were stable and rates flat during 1996; however, spot market volumes remained soft, with week to week variations in demand, and certain spot market pricing pressure. The contract and spot market movements of refined products in the Mississippi River declined to some degree. Such reduction in volumes resulted in lower rates for spot market river movements. The Gulf Intracoastal Waterway movements of refined products remained weak for the entire 1996 year, resulting in lower rates for such movements. Additional Midwest refinery capacity and some improved pipeline efficiencies through debottle-necking were the primary reasons for the decline in refined products volumes and rates.

     The movements of liquid fertilizer and anhydrous ammonia by the Inland Division are normally seasonal, coinciding with the spring and fall fertilizer seasons. The fall fertilizer season, normally scheduled for late August and September, did not strengthen until mid-October, delayed by relatively large remaining spring inventories, fertilizer plant production problems and terminal conversions, which resulted from environmental regulation requirements.

     The Offshore Division's transportation revenues for 1996 totaled $76,665,000, or 24% of total transportation revenues. The Division's revenues represent a 21% decrease compared with $96,781,000 reported in 1995. The Offshore Division participates in the movement of both refined petroleum products and dry products and continued to experience periodic weaknesses in both markets, the result of excess equipment capacity and reduced demand for the movements of such products.

     During the first nine months of 1996, four of the Company's seven product tankers operated under long-term contracts and three operated in the spot market. In October, one long-term contract expired and that tanker began operating in the spot market. From January through May 1996, the tankers operated at close to full utilization with spot market rates increasing, reflecting the seasonal demands for the transportation of heating fuels and refined products to the Northeast. Between the months of June and November, demand for the spot market tankers was soft, idling certain spot tankers for short durations of time. During December, the demand for movements of heating fuels to the Northeast resulted in full equipment utilization. Spot market rates during 1996 improved when compared with 1995 rates, reflecting a significant improvement during periods of high demand for product movements. Full recovery of the offshore tanker market is anticipated to be gradual, over the next few years, as offshore tankers are removed from service under the OPA 90. The Company has no further mandated retirements until 1999.

     Movements for the transportation of food aid and related products under the United States Governments' preference aid programs and military cargo movements continued to be sporadic for 1996. Excess equipment capacity and a reduction in available movements continued to plague this offshore segment and have resulted in overall rates, if accepted, that may be inadequate to achieve profitability. During 1996, the Company averaged only one of its break-bulk freighters being employed. In late September 1996, upon completion of a food aid voyage to North Korea, the freighter TAMPA BAY was scrapped, taking advantage of its location to receive higher foreign scrap metal prices.

     Offshore barge/tug unit operations during 1996 were strong, as the Company's two tank barges and one dry-bulk barge operated at close to full employment, except for scheduled shipyards. The two tank barges are currently operating under term contracts, while the dry-bulk barge has remained fully utilized in sugar, grain or scrap-iron trades.

  1995 Marine Transportation Revenues

     The Inland Division's transportation revenues for 1995 totaled $239,132,000, or 71% of total transportation revenues. Such amount represented a 17% increase compared with $203,879,000 reported in 1994. The Inland Division operated under long-term contracts, short-term contracts and spot movements of products. As of December 31, 1995 and 1994, approximately 70% of such movements were under contracts and approximately 30% were spot movements. The acquisition from Dow of 65 inland tank barges and the assumption of the lease of 31 inland tank barges from Dow along with a ten-year contract with Dow to provide inland bulk liquid marine transportation services, contributed to the majority of the 17% increase in 1995 over 1994.

     The demand for movements of industrial chemicals remained strong during 1995. The second half of 1995 benefited from the full integration of the Dow fleet into the Division's fleet and the achievement of operating efficiencies from such integration.

     The movements of liquid fertilizer and anhydrous ammonia is normally seasonal, coinciding with the spring and fall fertilizer season. The upper Mississippi River flooding, more fully described below, extended both the spring and fall season as demand was enhanced from the flooding of the Midwest farmlands.

     Refined product movements were strong during 1995; however, when compared with 1994, movements were down slightly, as additional refinery capacity was added in the Midwest United States and pipeline efficiencies to the Midwest improved.

     Revenues from the Offshore Division for 1995 decreased 10% to $96,781,000, representing 29% of total transportation revenues for 1995, from $107,197,000 reported in 1994. The Offshore Division, which participates in movements of both refined petroleum products and dry products, continued to experience weaknesses in certain of its offshore markets during 1995, due primarily to excess equipment capacity and reduced demand for movements of certain products.

     The offshore movements of refined petroleum products continued to experience weaknesses; however, the offshore operations improved during 1995 when compared with 1994 from both a utilization and rate standpoint. The requirements for the use of reformulated gasoline under the Clean Air Act in non-attainment areas, effective January 1, 1995, was beneficial in placing eight of the Company's eleven offshore vessels operating at that time under term charters that became effective during the 1994 fourth quarter. Such charters ranged from six months to three years at favorable rates. During the 1995 first quarter, spot market rates of the three vessels operating in such market declined significantly, as the unusually mild winter in the Northeast and imports of gasoline from Europe decreased the normal movement of heating oil and refined products from the Gulf Coast to the Northeast. Due to the lack of demand during the 1995 second quarter, three customers did not exercise renewal options for charters and the vessels were placed in the spot market. During the 1995 third quarter, one spot market tanker was laid-up, as rates did not justify an anticipated expenditure of approximately $1,000,000 to maintain the vessel's operating certificate. The laid-up tanker had an OPA expiration date of October 1996. In anticipation of the idle tanker not returning to service, effective September 30, 1995, the tanker was written down by approximately $700,000 to scrap steel value upon the adoption of SFAS No. 121, and subsequently scrapped in March 1996. Certain spot market tank vessels were laid-up for various periods of time during 1995 due to weak demand for equipment and resulting low rates. However, in December 1995, the demand for tank vessels increased significantly due to the cold weather in the Northeast and resulting low heating oil inventory levels. Such demand resulted in higher rates, although both demand and rates subsequently abated.

     Movements for the transportation of food aid and related products under the United States Government's preference aid cargo programs and military cargo movements were sporadic during the 1995 year. During portions of 1995, all three freighters operated in this market were laid-up at various times due to the market's excess capacity. Such excess capacity and lack of available cargoes resulted in rates that were inadequate to achieve profitability.

  1994 Marine Transportation Revenues

     The Inland Division's revenues for 1994 totaled $203,879,000, or 66% of total transportation revenues, an increase of 14% compared with $178,266,000 reported in 1993. The Inland Division operated under long-term contracts, short-term contracts and spot movements of products. As of December 31, 1994, approximately 70% of such movements were under contracts and approximately 30% under spot movements. Effective March 1994, the Division experienced spot rate increases, and the higher spot rates were conducive to increases in contract rates as contracts were renewed.

     The Inland Division benefited from positive improvements in equipment utilization and rates, generated primarily from a hike in the 1994 business levels of the chemical manufacturers. During the majority of the year, the Division's river operation continued to experience pricing pressure in movements of chemicals in the Ohio River market. However, during the latter part of the year, the river operation did begin to strengthen as business levels tightened capacity.

     The demand for movements of liquid fertilizers and anhydrous ammonia remained strong during all of 1994. Acreage planting in the Midwest farm belt increased, partially due to the low levels of grain commodities resulting from the 1993 upper Mississippi River flooding.

     Rates for spot market movements of refined petroleum products remained higher than the majority of movements performed under contracts; however, as contracts were renewed, higher rates were received due to the continued improvement in spot market rates. The Division benefited substantially from the addition of 53 inland tank barges acquired in December 1993, along with a transportation contract through the year 2000.

The asset acquisition and resulting contract substantially increased the Division's market presence in the contract and spot movements of refined petroleum products on the Mississippi River System.

     Revenues from the Offshore Division for 1994 increased 2% to $107,197,000, representing 34% of total transportation revenues for 1994, compared with $105,481,000 reported in 1993. The Offshore Division, which participates in movements of both refined products and dry products, experienced weaknesses in all of its markets during the 1994 year, due primarily to excess equipment capacity and reduced demand for movements of products from each of the markets.

     The offshore movements of refined products remained extremely weak during the 1994 year, with the exception of the first quarter and the latter portion of the fourth quarter. During the 1994 first quarter, certain vessels were engaged in spot market trade delivering heating oil to the Northeast due to the harsh 1994 winter season. Profitability of such spot market movements was adversely affected by the winter weather conditions, which hampered operating efficiencies. During the 1994 second quarter, three of the Division's offshore liquid vessels were idle and during the 1994 third quarter and early fourth quarter, as many as six of the Division's offshore liquid vessels were idle, including the three tankers acquired in July 1994. Spot market rates during the 1994 second, third and a portion of the fourth quarter were extremely low.

     During the 1994 fourth quarter, the market for the Offshore Division's liquid equipment reflected significant improvements in both utilization and rates. The requirements for the use of reformulated gasoline under the Clean Air Act in nine non-attainment areas, effective January 1, 1995, was beneficial in placing nine of the Company's twelve offshore liquid vessels operating at that time under term contracts that became effective during the 1994 fourth quarter. Of the remaining three vessels, two were engaged in shorter term movements at satisfactory rates and one was out of service pending scrapping effective January 1, 1995, in compliance with the OPA. In addition, further temporary tightening of the offshore liquid market occurred in mid-October 1994, when the Houston area San Jacinto River flooding caused certain refined products pipelines serving the United States Northeast to break, suspending service for varying periods of days.

     Movements for the transportation of food commodities and related products under the United States Government's preference aid cargo programs and military household goods movements also remained weak. Excess equipment capacity and a reduction in available movements led to rates that were significantly lower than 1993 rates for the market. Such weakness in the market resulted in one of the Division's freighters being idle for three weeks during the 1994 third quarter and one freighter was idle for the latter part of December. The softness in the overall preference aid cargo market also negatively affected the Division's other offshore dry cargo barge and tug units that primarily work under a long-term contract with an electric utility company, but periodically operate in the preference aid market as a supplement to their long-term contract movements.

  Marine Transportation Costs and Expenses

     Costs and expenses, excluding interest expense, for the marine transportation segment for the 1996 year totaled $269,122,000, a decrease of 9% when compared with 1995 costs and expenses of $295,765,000, which excludes the $17,500,000 write-down discussed below, and 4% lower than the 1994 costs and expenses of $280,186,000. Each of the comparable years were affected by the costs and expenses, including depreciation of the 1994 asset acquisitions, the 24 inland tank barges placed in service since 1994, and various existing equipment placed in service since 1994, all of which is more fully described in Business Acquisitions and Developments below. In addition, each year reflected higher equipment costs, health and welfare costs, and inflationary increases in costs and expenses. Specific events which affected the costs and expenses for each of the last three years are more fully described below.

  1996 Marine Transportation Costs and Expenses

     Effective January 1, 1996, the Inland Division changed the estimated depreciable lives of its inland tank barges and towboats. Vessel upgrades and enhanced maintenance standards have resulted in useful lives beyond the original estimated lives. The change in the estimated lives provided a more consistent matching of revenues and depreciation expense over the economic useful lives of the inland barges and towboats. The depreciable lives of inland double skin barges were changed from an average of 20 years to 30 years and inland towboats were changed from an average of 22 years to 35 years. Changes were made on single skin barges on a barge by barge basis, with shorter lives recorded in anticipation of early retirements when appropriate. Salvage values were also assigned to certain inland vessels where it was reasonable to expect that the vessel would have a residual value at the end of its depreciable life. The result of the change in depreciable lives was to reduce 1996 depreciation expense by approximately $2,500,000 ($1,625,000 after taxes, or $.06 per share).

     Over the past eighteen months, the Company has focused its efforts on decreasing costs and expenses and improving operating efficiencies. In the Inland Division, reorganizational changes were made in 1996. Offices have been closed and the Division's sales, traffic, maintenance and accounting functions were consolidated to Houston, Texas. The Division is also implementing management information systems which is anticipated to improve operating efficiencies. The Company incurred reorganization expenses in 1996 of approximately $2,700,000 ($1,755,000 after taxes, or $.07 per share). Of the total reorganization expenses, $1,500,000 were associated with the Inland Division and $1,200,000 were associated with the management group. Management anticipates that annualized costs savings, estimated at $.30 to $.40 per share, should be obtainable, phased in over a 2 to 3 year period.

     As noted above, during 1996, the Offshore Division operated seven offshore tankers versus nine for the majority of the 1995 year and twelve for the majority of the 1994 year. Also as noted above, the Company's break-bulk freighters, reduced from three to two in September 1996 with the scrapping of the TAMPA BAY, experienced significant idle time during 1996 as the demand for such freighters has remained very sporadic. In addition, the write-down of the Division's freighters in September 1995, in accordance with SFAS No. 121, substantially reduced 1996 depreciation and amortization expense applicable to such freighters.

  1995 Marine Transportation Costs and Expenses

     As stated above, in September 1995, the Company adopted SFAS No. 121, which establishes standards for the impairment of long-lived assets, certain identifiable intangibles related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reduced the carrying value of certain marine transportation equipment and related intangibles by taking a $17,500,000 pre-tax charge in the 1995 third quarter. The after-tax effect of the charge was $13,000,000, or $.47 per share. The Company reviewed long-term assets and certain identifiable intangibles for impairment by division, and by vessel class within each division. For purposes of determining fair value, the Company estimated future net cash expected to be generated, assuming the above asset groups. Approximately $16,700,000 of the $17,500,000 charge reduced the carrying value of the three freighters and related intangibles engaged in preference food aid cargo and military cargo movements. Freight rates, which have been depressed since 1994, were not expected to recover to levels which would allow the freighters to make consistent contributions to earnings. The freighters were reduced to a fair market value of $4,600,000, which was based upon estimated scrap steel prices if the freighters were scrapped. In addition to the charge, the Company also reduced administrative overhead associated with the freighters through employee reductions, office closure and internal merging of the shoreside support functions of the freighter operations with the tanker operations.

     The Inland Division was negatively affected by the upper Mississippi River System closure for all marine transportation movements from May 19 through June 9, 1995 and, to a lesser extent, flooding in the Arkansas River. The closure of the upper River, the result of severe flooding, resulted in idle, delayed or diverted equipment equal to approximately 10% of the Inland Division's tank barge fleet. When the upper River opened, operations were impeded by channel silting which restricted drafts, and in some cases, briefly closed the upper River in certain areas. The closure marked the second time in three years the upper River has closed due to flooding. In the previous 25 years, the upper River has closed only four times as a result of flooding. The Company estimated that operating income was reduced by approximately $1,250,000 ($800,000 after taxes, or $.03 per share) from the effects of the upper River and Arkansas River flooding. Additionally, in the third quarter, the Illinois River was closed for lock repairs for almost the entire quarter and numerous hurricanes during 1995 affected the operating results of the Inland Division.

     In 1994, the Company formed a captive insurance operation, Oceanic, to insure the majority of risks previously self-insured by the Company and to access the reinsurance market directly. During 1995, the effect of insuring casualty losses, previously expensed on an incurred basis, was to increase insurance expense charged to the Company's subsidiaries by approximately $2,000,000 ($1,300,000 after taxes, or $.05 per share).

  1994 Marine Transportation Costs and Expenses

     During the 1994 first quarter, one of the Offshore Division's dry cargo barge and tug units experienced difficulties with collection of its empty containers from several voyages carrying preference food aid cargo to Haiti, which, during that time, was politically unstable. Collectively, the voyages to Haiti reduced the Company's 1994 first quarter earnings before taxes by an estimated $1,750,000 ($1,150,000 after taxes, or $.04 per share).

     In February 1994, the Offshore Division initiated a foreign flag container service which provided a direct all-water transportation from Memphis, Tennessee to Mexico and Central America. Aggressive pricing from competitors resulted in slower than anticipated acceptance of the service. Volumes were increasing with each voyage; however, operating losses and the negative prospect for future profitability did not warrant continuation of the service. The Company discontinued the service in August 1994. The operation suffered operating losses during 1994 of approximately $1,925,000 ($1,250,000 after taxes, or $.04 per share). Additionally, shut-down expenses totaled approximately $525,000 ($350,000 after taxes, or $.01 per share).

  Marine Transportation Operating Income

     The Inland Division's operating income for the 1996 year totaled $38,282,000, substantially equal to the 1995 operating income of $38,301,000 and 20% over 1994 operating income of $31,827,000. Operating margins for 1996 were 16.0% compared with 16.0% for 1995 and 15.6% for 1994.

     For 1996, the Offshore Division's operating income totaled $8,963,000, a significant improvement over the 1995 reported operating income of $1,847,000 and the operating loss of $937,000 recorded in 1994. Operating margins for 1996 were 11.7% compared with 1.9% for 1995 and a negative 0.9% for 1994.

     The Company's investment in two offshore marine partnerships, accounted for under the equity method of accounting for 1995 and 1996, reported earnings for the 1996 year of $3,912,000, a 48% increase compared with $2,638,000 for 1995. The improvement in earnings reflects the partnership's enhanced coal and limestone rock contract movements, as the 1995 year was negatively affected by scheduled maintenance of certain partnership vessels and lower coal volume requirements.

DIESEL REPAIR

     The diesel repair segment is divided into three divisions organized around the markets they serve. The Marine Diesel Repair Division operates on the Gulf Coast and West Coast and in the Midwest through three facilities that repair and overhaul marine diesel engines and reduction gears, and sells parts and accessories. The Rail Diesel Repair Division is the exclusive distributor of aftermarket parts to shortline and industrial railroads for EMD. The Division provides replacement parts, service and support nationwide to shortline railroads and industrial companies that operate locomotives. The Engine Division, organized in July 1996 with the purchase of the assets of MKW, expanded the Company's relationship with EMD to an authorized distributorship for 17 Eastern states and the Caribbean. In addition, the Engine Division serves as a central distributor for Woodward in Southeast and Midwest states, and as the exclusive worldwide distributor of EMD products to the nuclear industry.

  Diesel Repair Revenue

     The Company's diesel repair segment reported diesel repair revenues for the 1996 year of $70,422,000, reflecting a 39% increase compared with $50,538,000 in 1995 and a 55% increase compared with $45,269,000 for 1994.

     For comparative purposes, the diesel repair revenues for the 1996 year include the revenues from the acquisition in July 1996 of the assets of MKW. Such acquisition generated $12,600,000 in revenues during

1996. In addition, for 1996 and 1995 the Marine Diesel Repair Division, which operates in very competitive markets, benefited from the enhanced drilling activities and related oil service industries, and continued health of the inland tank barge and dry cargo industry in its Gulf Coast and Midwest markets. The East Coast markets for 1996 and 1995 remained stable from military customers; however, the West Coast market continued to reflect a decline as the Division continued to shift its focus from the South Pacific fishing fleet to the North Pacific fishing fleet.

     Revenues for the 1994 year include the Rail Diesel Repair Division which commenced operations in January, 1994, generating revenue for 1994 of $8,529,000. In addition, the Marine Diesel Repair Division benefited during 1994 from the inland marine carriers rebound from the 1993 upper Mississippi River flooding, which caused such carriers to curtail or postpone repairs and maintenance during 1993.

  Diesel Repair Costs and Expenses

     Costs and expenses, excluding interest expense, for the diesel repair segment for 1996 totaled $65,046,000, compared with $47,138,000 for 1995 and $42,179,000 for 1994. The increase of 38% for 1996 compared with 1995 reflected the costs and expenses associated with the commencement of the Engine Division and also reflected the overall continued growth in revenues from the Marine and Rail Divisions. The 12% increase in 1995 over 1994 and 40% increase from 1994 compared with 1993 also reflected the growth in revenues from both the Marine and Rail Divisions, with 1994 being the commencement year for the Rail Division.

  Diesel Repair Operating Income

     The Diesel Repair Division's operating income for 1996 was $5,376,000, an increase of 58% compared with 1995 operating income of $3,400,000 and 74% over 1994 operating income of $3,090,000. Operating margins for 1996 were 7.6% compared with 6.7% for 1995 and 6.8% for 1994.

PROPERTY AND CASUALTY INSURANCE

  1996 and 1995 Equity in Earnings of Unconsolidated Insurance Affiliate

     The Company currently has a 47% voting common stock ownership of Universal, a full service property and casualty insurance company, which operates exclusively in the Commonwealth of Puerto Rico. On July 18, 1995, Universal redeemed $5,000,000 of its common stock from the Company and sold $5,000,000 of its common stock to Eastern America Group, thereby reducing the Company's voting ownership from 58%, prior to such redemption and sale, to the current 47%. Such redemption and sale increased Eastern America Group's voting ownership from 42% to the present 53%. No redemptions were made in 1996.

     Effective July 1, 1995, the Company began accounting for its investment in Universal under the equity method of accounting. Prior period financial statements were not restated. For the 1995 first six months, results for Universal were consolidated with a minority interest expense recorded for Eastern America's interest. For the last six months of 1995 and for 1996, the Company's investment in Universal was recorded under the equity method of accounting.

     The amount recorded by the Company as equity in earnings for the Company's investment in Universal is influenced to the extent that anticipated future redemptions by Universal of its common stock exceeds the Company's investment in Universal's stock. The Company also has an investment in Universal's nonvoting preferred stock (100%). Because the preferred stock controls a separate portfolio of U.S. Treasury Securities, the Company accounts for this preferred stock under SFAS 115. Therefore, the interest earned, as well as the realized gains from the sale of U.S. Treasury Securities collateralizing the preferred stock, are included as part of equity in earnings of the insurance affiliate. During 1996 and 1995, the Company recorded $980,000 and $649,000, respectively, of interest earned from its investment in U.S. Treasury Securities and recognized $592,000 and $650,000, respectively, of realized gains from the sale of such U.S. Treasury Securities, which are included in equity in earnings of insurance affiliate.

     For the 1996 year, the Company recorded equity in earnings from Universal of $2,171,000 compared with equity in earnings for the second half of 1995 of $1,599,000.

  1995 and 1994 Property and Casualty Insurance Revenues

     For the first six months of 1995, and for the 1994 and 1993 years, the Company reported the results of Universal on a consolidated basis, with a minority interest expense reported for Eastern America Group's voting ownership. For the first six months of 1995 and the last six months of 1994, Eastern America Group's ownership was 42% compared with 33% for the first six months of 1994 and 30% for the 1993 year.

     The Company's property and casualty insurance subsidiary reported premiums written of $78,979,000 for the first six months of 1995 compared with premiums written of $111,415,000 for 1994 and $80,993,000 for 1993. Net premiums earned for the 1995 first six months totaled $43,191,000 compared with $61,477,000 for 1994 and $48,243,000 for 1993.

     During 1993, 1994 and for the first six months of 1995, Universal expanded its property and casualty insurance portfolio, with particular emphasis in the vehicle single-interest and double-interest lines of business. Such expansion was the result of new financial institution customers, portfolio transfers and a significant improvement in automobile sales in Puerto Rico. In 1994, the Puerto Rico excise tax rate on new United States manufactured automobiles sold in Puerto Rico was reduced, which resulted in a brisk improvement in automobiles sold and resulting improved premiums written under Universal's automobile lines of business.

     Net premiums earned reflect the amortization of net premiums written over the life of a policy. The substantial increase in net premiums earned for the 1995 first six months and the 1994 year was the result of the significant increase in premiums written in each year since 1993. The increase for each reporting period was negatively affected by higher reinsurance costs for the commercial multiple-peril lines, associated with the ceding of a portion of the gross premiums written under the segment's reinsurance program.

     Investment income is generated primarily from the property and casualty insurance segment's investment in United States Treasury securities, due to their investment safety and favorable Puerto Rico tax treatment. Investment income earned from the insurance segment totaled $5,859,000 for the 1995 first six months compared with $8,706,000 for 1994 and $7,741,000 for 1993. The growth in investment income for each period reflected the overall growth in the insurance segment and resulting increase in United States investment securities.

  1995 and 1994 Property and Casualty Insurance Costs and Expenses

     Property and casualty insurance costs and expenses for the 1995 first six months totaled $47,995,000 compared with $70,705,000 for 1994 and $57,072,000 for 1993. The increase for each period resulted from the significant increase in business volumes, particularly the vehicle double-interest line, and favorable years for actual loss events. The 1994 year included a reserve of $2,000,000 for potential, but as yet unreported, losses related to Mariner. During 1970 through 1990, Mariner participated in the writing of property and casualty reinsurance. Mariner received certain delayed large loss advices which resulted in the increase in the insurance loss revenues. The 1990 year was the last year for participation in the reinsurance market.

  1995 and 1994 Property Casualty Pretax Earnings

     The Company's portion of the property and casualty insurance segment's pretax earnings totaled $3,971,000 for the 1995 first six months compared with pretax earnings of $5,119,000 for 1994 and net earnings of $4,930,000 for 1993.

FINANCIAL CONDITIONS, CAPITAL RESOURCES AND LIQUIDITY

  Balance Sheet

     Total assets as of December 31, 1996 were $524,530,000, an increase of 5% compared with $498,084,000 as of December 31, 1995 and 21% lower than the December 31, 1994 total assets of $667,472,000. The significant reduction in total assets for 1996 and 1995 compared with 1994 was primarily due to the change in the method of accounting for the Company's investment in Universal to the equity method of accounting effective July 1, 1995, as well as the adoption of SFAS No. 121 and subsequent reduction of certain equipment and related intangibles by $17,500,000. The insurance assets, $216,666,000 as of December 31, 1994, were eliminated in the change in accounting method while investment in insurance affiliate, representing the Company's investment in Universal, of $44,554,000 as of December 31, 1996 and $44,785,000 as of December 31, 1995,
were included as assets for each year.

     The available-for-sale securities of $18,199,000 as of December 31, 1996 and $15,692,000 as of December 31, 1995 were investments of Oceanic, the Company's wholly owned captive insurance subsidiary. Accounts and notes receivable, net of allowance for doubtful accounts, equaled $79,866,000 at December 31, 1996 compared with $65,755,000 as of December 31, 1995. The 21% increase reflects accounts receivable from the acquisition of MKW, as well as an increase in insurance claims receivable. Inventory increased 71% to $16,361,000 as of December 31, 1996 compared with $9,555,000 as of December 31, 1995. The significant increase primarily represents the inventory acquired from MKW.

     Total liabilities as of December 31, 1996 equaled $318,776,000, an increase of 9% when compared with $292,751,000 as of December 31, 1995, and 28% lower than the December 31, 1994 total liabilities of $444,496,000. The significant decrease in 1996 and 1995 compared with 1994 was the result of the change in the method of accounting for the Company's investment in Universal to the equity method of accounting, effective July 1, 1995. The insurance liability as of December 31, 1994 totaled $177,790,000. Accounts payable as of December 31, 1996 equalled $30,518,000, a 41% increase compared with $21,691,000 as of December 31, 1995. The increase was the result of the MKW acquisition and an overall increase in trade payables.

     Stockholders' equity as of December 31, 1996 totaled $205,754,000 compared with $205,333,000 as of December 31, 1995 and $222,976,000 as of December 31,
1994. The 1996 and 1995 totals reflect the Company's repurchase of 1,587,000 shares of its common stock at a total price of $26,331,000 during 1996 and a repurchase of 2,224,000 shares at a total price of $33,386,000 during 1995, more fully described in Treasury Stock Purchases below. Unrealized net gains (losses) in value of available-for-sale securities, net of taxes, reflected a decrease in the Company's stockholders' equity of $2,010,000 in 1996, an increase of $4,664,000 in 1995 and a decrease of $7,126,000 in 1994. With the deconsolidation of Universal in July 1995, securities representing such unrealized gains (losses) are from the Company's preferred stock investment in Universal, which controls a separate portfolio of U.S. Treasury Securities, and from securities invested by Oceanic. The fair value of such securities generating unrealized gains (losses) at December 31, 1996, 1995 and 1994 were $18,199,000, $15,692,000 and $173,275,000, respectively.

  Long-Term Financing

     On March 18, 1996, the Company and Texas Commerce Bank National Association, as agent bank, agreed to new terms regarding the Company's and the Company's principal marine transportation subsidiary's separate $50,000,000 revolving Credit Agreements. Under the new terms, the existing $50,000,000 Credit Agreement with the Company and the existing $50,000,000 Credit Agreement with the Company's principal marine transportation subsidiary were combined into a single $100,000,000 Credit Agreement with the Company. The new Credit Agreement eliminated certain negative pledges and rights to priority liens which were included in the marine transportation subsidiary's existing Credit Agreement. Interest on the new Credit Agreement, subject to an applicable margin ratio and type of loan, is floating prime rate or, at the Company's option, rates based on a Eurodollar interbank or certificate of deposit rates. Proceeds under the new Credit Agreement may be used for general corporate purposes, the purchase of existing or new equipment or for possible business acquisitions. The new Credit Agreement contains covenants substantially similar to the original terms, including the maintenance of certain financial ratios and certain other covenants. As of March 5, 1997, the Company had $80,800,000 available for take down under the Credit Agreement.

     In December 1994, the Company established a $250,000,000 medium term note program providing for the issuance of fixed rate or floating rate notes with the maturities of nine months or longer. The shelf registration program, registered with the Securities and Exchange Commission, was activated in March 1995 with the issuance of $34,000,000 of the authorized notes. The issued medium term notes bear interest at an average fixed rate of 7.77% with a maturity of March 10, 1997. Proceeds from sale of the notes were used to retire the Company's outstanding bank term loan in the amount of $10,286,000, due June 1, 1997, and to reduce the Company's outstanding revolving credit loans by $23,714,000. The Company's outstanding bank term loan in the amount of $10,666,000, due March 6, 1997, was retired on March 20, 1995 with proceeds borrowed under the Company's revolving credit agreements. In June 1995, the Company issued $45,000,000 of authorized notes, bearing a fixed interest rate of 7.25%, with a maturity of June 1, 2000. Proceeds from the sale of the notes were used to reduce the Company's outstanding revolving credit loans. As of December 31, 1996, $171,000,000 was available under the medium term note program to provide financing for future business and equipment acquisitions and working capital requirements.

     In January 1997, the Company issued $50,000,000 of the authorized medium term notes at a fixed interest rate of 7.05%, due January 29, 2002. Proceeds from the sale of notes will be used to retire the $34,000,000 of medium term notes due March 10, 1997, with the balance used to reduce the Company's revolving Credit Agreement noted above. The $34,000,000 notes were classified as long-term at December 31, 1996, as the Company had the ability and intent to refinance the notes either by selling new medium term notes, or through the Company's revolving Credit Agreement.

  Business Acquisitions and Developments

     In March 1994, the Company, through its subsidiary, Americas Marine, began all-water marine transportation service between Memphis, Tennessee and Mexico, Guatemala, Honduras and El Salvador. The transportation containership service utilized a chartered foreign flag river/ocean vessel which offered direct sailing between these locations. The service provided exporters and importers in the north, central and mid-south states with a direct shipping alternative between the locations on a fourteen day round trip basis. In August 1994 the Company discontinued the service as aggressive pricing from competitors resulted in slower than anticipated acceptance of the service. Volumes were increasing with each voyage; however, operating losses and the negative prospects for future profitability did not warrant continuation of the service.

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

     On July 21, 1994, a subsidiary of the Company completed the purchase of three U.S. flag tankers from OMI Corp. ("OMI") for $23,750,000. The single hull tankers transport refined petroleum products primarily between the United States Gulf Coast, Florida and the mid-Atlantic states. Each of the tankers has a total capacity of 266,000 barrels and a deadweight tonnage of 37,853. In compliance with the OPA, two of the three tankers will be retired from service on January 1, 2000 and the third tanker retired August 23, 2008. Funding for the transaction was provided through the Company's bank revolving credit agreement. Operations of the three tankers acquired from OMI were included as part of the Company's operations effective July 21, 1994, in accordance with the purchase method of accounting.

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

     On July 31, 1996, a subsidiary of the Company purchased the operating assets of MKW for approximately $5,700,000 in cash plus approximately $8,500,000 in working capital. The acquisition expanded the diesel repair segment's relationship with EMD to an authorized distributorship for 17 Eastern states and the Caribbean. In addition, the subsidiary will serve as a central distributor for Woodward, a leader in the production of power control components.

  Capital Expenditures

     The Company continued to enhance its existing operations through the acquisitions of existing equipment and the construction of new equipment during the 1994, 1995 and 1996 years.

     In May 1994, the Company entered into a contract for the construction of 12 double skin 29,000 barrel capacity inland tank barges for use in the movement of industrial chemicals and refined products. In February 1995, the Company exercised the option under the contract to construct 12 additional barges. During 1995, nine of the tank barges were placed in service, 13 were placed in service during 1996, one was placed in service in January 1997 and the last barge was placed in service in February 1997. A third option for the construction of 12 additional barges was not exercised. In addition, in April 1995, the Company entered into a contract for the construction of two double skin 17,000 barrel capacity inland tank barges for use in the industrial chemical market. One barge was placed in service in October 1995 and the second barge in January 1996. The construction project cost approximately $1,500,000 per barge. Funds for the construction project were available through the Company's credit agreement and cash provided by operating activities.

     During 1996, one existing inland towboat was purchased for use in the fleeting and shifting operation. In 1995, one existing double skin inland tank barge and four existing inland towboats were purchased for use in the industrial chemical market, and four existing double skin inland tank barges and three existing inland towboats were purchased for use in the refined products market. In addition, during 1995 two existing inland towboats were purchased for use in the fleeting and shifting operation and two existing double skin inland tank barges were purchased for use in the agricultural chemical market. In 1994, two existing double skin inland tank barges were purchased for use in the agricultural chemical market, one existing inland towboat was purchased and renovated for use in the industrial chemical market and two existing inland towboats were purchased and renovated for use in the refined products market.

  Treasury Stock Purchases

     During 1996, the Company purchased 1,587,000 shares of its own common stock at a total price of $26,331,000, for an average price of $16.60 per share. During 1995, the Company purchased 2,224,000 shares of its common stock at a total price of $33,386,000, for an average price of $15.01. Since January 1, 1997, the Company has purchased 564,500 shares of its common stock at a total price of $10,609,000, for an average price of $18.80. In August 1994, the Board of Directors authorized the repurchase of 2,000,000 shares, increased the authorization by 2,250,000 shares in October 1995, and in July 1996, increased the authorization by an additional 2,000,000 shares. As of March 5, 1997, the Company had 1,875,000 shares available under the 6,250,000 total repurchase authorization. The treasury stock purchases were financed by borrowing under the Company's Credit Agreement. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

  Liquidity

     The Company generated net cash provided by operating activities of $64,068,000, $81,679,000 and $85,400,000 for the years ended December 31, 1996,
1995 and 1994, respectively. Universal, accounted for under the equity method of accounting for 1996 year and second half of 1995, did not contribute cash flow from earnings for either reporting period. Under the equity method of accounting, the Company recognizes cash flow from Universal only upon receipt of actual distributions or redemptions, none of which were recorded during 1996. For the 1995 first half, the results for Universal were consolidated and included in operating income, resulting in $5,901,000 of net cash provided by operating activities. For the 1995 second half, the results for Universal were accounted for under the equity method of accounting and not included in cash flow. However, during the 1995 third quarter, the Company received $5,016,000 of redemptions of Universal's common stocks, which was included in net cash provided by operating activities. During 1996, the Company received no distributions or redemptions from Universal which would have contributed to the Company's net cash flow.

     Funds generated are available for capital construction projects, treasury stock repurchases, asset acquisitions, repayment of borrowings associated with treasury stock acquisitions or asset acquisitions and for other operating requirements. In addition to its net cash flow provided by operating activities, the Company also has available as of March 5, 1997, $80,800,000 under its revolving credit agreement and $121,000,000 available under its medium term note program. The Company's fixed principal payments during the next 12 months are $5,333,000, in addition to the $34,000,000 of medium term notes due March 10, 1997 discussed under Long-Term Financing above.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report (see Item 14, page 62).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its independent accountants as contemplated in Item 304 of regulation S-K.

                                    PART III

ITEMS 10 THROUGH 13.

     The information for these items has been omitted inasmuch as the registrant will file a definitive proxy statement with the Commission pursuant to the Regulation 14A within 120 days of the close of the fiscal year ended December 31, 1996, except for the information regarding executive officers which is provided in a separate item caption, "Executive Officers of the Registrant," and is included as an unnumbered item following Item 4 in Part I of this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Kirby Corporation:

     We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Universal Insurance Company and its subsidiaries, a 47 percent owned unconsolidated subsidiary. The Company's investment in this company at December 31, 1996 and 1995 was $44,554,000 and $44,785,000, respectively, and its equity in earnings for the years ended December 31, 1996 and 1995 was $2,171,000 and $5,570,000, respectively. As of December 31, 1994, Universal Insurance Company was a 58 percent owned consolidated subsidiary, which statements reflect total assets constituting 32 percent in 1994, and total revenues constituting 15 percent in 1994 of the related consolidated total. Those statements and the amounts included in the related 1994 financial statement schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Universal Insurance Company and its subsidiaries is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of the other auditors, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

                                            KPMG PEAT MARWICK LLP

Houston, Texas
February 18, 1997

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996

                                     ASSETS

                                                                1995        1996
                                                              --------    --------
                                                                ($ IN THOUSANDS)
Current assets:
  Cash and invested cash....................................  $  1,457       1,544
  Available-for-sale securities -- short-term investments...    15,692      18,199
  Accounts and notes receivable, net of allowance for
     doubtful accounts......................................    65,755      79,866
  Inventory -- finished goods, at lower of average cost or
     market.................................................     9,555      16,361
  Prepaid expenses and other................................    11,968      13,315
  Deferred taxes............................................       677         600
                                                              --------    --------
          Total current assets..............................   105,104     129,885
                                                              --------    --------
Property and equipment, at cost:
  Marine transportation equipment...........................   470,649     486,389
  Land, buildings and equipment.............................    29,805      32,384
                                                              --------    --------
                                                               500,454     518,773
  Less allowance for depreciation...........................   178,119     200,049
                                                              --------    --------
                                                               322,335     318,724
                                                              --------    --------
Investments in affiliates:
  Insurance affiliate.......................................    44,785      44,554
  Marine affiliates.........................................    11,985      12,697
                                                              --------    --------
                                                                56,770      57,251
                                                              --------    --------
Excess cost of consolidated subsidiaries, net of accumulated
  amortization of $1,500,000 ($1,004,000 in 1995)...........     3,605       8,316
Sundry......................................................    10,270      10,354
                                                              --------    --------
                                                              $498,084     524,530
                                                              ========    ========

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                1995       1996
                                                              --------    -------
                                                               ($ IN THOUSANDS)
Current liabilities:
  Current portion of long-term debt.........................  $  5,676      5,333
  Income taxes payable......................................       763      4,027
  Accounts payable..........................................    21,691     30,518
  Accrued liabilities:
     Interest...............................................     1,264      1,230
     Insurance premiums and claims..........................    16,886     23,998
     Bonus, pension and profit-sharing plans................    10,229      9,466
     Taxes, other than on income............................     4,314      2,840
     Other..................................................     2,656      6,977
  Deferred revenues.........................................     5,947      5,302
                                                              --------    -------
          Total current liabilities.........................    69,426     89,691
                                                              --------    -------
Long-term debt, less current portion........................   173,550    176,617
Deferred taxes..............................................    43,615     45,901
Other long-term liabilities.................................     6,160      6,567
                                                              --------    -------
                                                               223,325    229,085
                                                              --------    -------
Contingencies and commitments...............................        --         --
Stockholders' equity:
  Preferred stock, $1.00 par value per share. Authorized
     20,000,000 shares......................................        --         --
  Common stock, $.10 par value per share. Authorized
     60,000,000 shares, issued 30,907,000 shares............     3,091      3,091
  Additional paid-in capital................................   158,383    158,712
  Unrealized net gains (losses) in value of
     available-for-sale securities..........................     1,978        (32)
  Retained earnings.........................................    88,034    115,263
                                                              --------    -------
                                                               251,486    277,034
  Less cost of 6,129,000 shares in treasury (4,653,000 in
     1995)..................................................    46,153     71,280
                                                              --------    -------
                                                               205,333    205,754
                                                              --------    -------
                                                              $498,084    524,530
                                                              ========    =======

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                1994       1995       1996
                                                              --------    -------    -------
                                                                 ($ IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenues:
  Transportation............................................  $311,076    335,913    316,367
  Diesel repair.............................................    45,269     50,538     70,422
  Net premiums earned.......................................    61,477     43,191         --
  Commissions earned on reinsurance.........................     4,335      2,048         --
  Investment income.........................................     9,211      7,304      1,179
  Gain (loss) on disposition of assets......................       415       (249)     2,670
  Realized gain on investments..............................     1,222        868         --
  Other.....................................................       132        537         --
                                                              --------    -------    -------
                                                               433,137    440,150    390,638
                                                              --------    -------    -------
Costs and expenses:
  Costs of sales and operating expenses (except as shown
     below).................................................   243,673    259,142    252,488
  Losses, claims and settlement expenses....................    44,634     30,189         --
  Policy acquisition costs..................................    13,538      9,365         --
  Selling, general and administrative.......................    49,843     46,616     45,419
  Taxes, other than on income...............................     8,511      9,422      7,242
  Depreciation and amortization.............................    33,834     38,986     34,805
  Minority interest.........................................     3,424      2,463         --
  Impairment of long-lived assets...........................        --     17,500         --
                                                              --------    -------    -------
                                                               397,457    413,683    339,954
                                                              --------    -------    -------
          Operating income..................................    35,680     26,467     50,684
Equity in earnings of insurance affiliate...................        --      1,599      2,171
Equity in earnings of marine affiliates.....................        --      2,638      3,912
Interest expense............................................    (8,835)   (12,511)   (13,349)
                                                              --------    -------    -------
          Earnings before taxes on income...................    26,845     18,193     43,418
                                                              --------    -------    -------
Provision for taxes on income:
  United States.............................................     8,442      8,308     16,189
  Puerto Rico...............................................     1,750        502         --
                                                              --------    -------    -------
                                                                10,192      8,810     16,189
                                                              --------    -------    -------
          Net earnings......................................  $ 16,653      9,383     27,229
                                                              ========    =======    =======
Net earnings per share of common stock......................  $    .58        .34       1.05
                                                              ========    =======    =======

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                1994       1995       1996
                                                              --------    -------    -------
                                                                     ($ IN THOUSANDS)
Common stock:
  Balance at beginning of year..............................  $  3,076      3,078      3,091
  Par value of common stock issued in acquisition of marine
     transportation companies...............................         2         13         --
                                                              --------    -------    -------
  Balance at end of year....................................  $  3,078      3,091      3,091
                                                              ========    =======    =======
Additional paid-in capital:
  Balance at beginning of year..............................  $156,340    157,021    158,383
  Excess of par value of cost of common stock issued in
     acquisition of marine transportation companies.........       234      1,300         --
  Excess (deficit) of cost of treasury stock sold over
     proceeds received upon exercise of employees' stock
     options................................................        95        (89)       148
  Tax benefit of exercise of employee stock options.........       352        151        181
                                                              --------    -------    -------
  Balance at end of year....................................  $157,021    158,383    158,712
                                                              ========    =======    =======
Unrealized net gains (losses) in value of available-for-sale securities, net of tax:
  Balance at beginning of year..............................  $  4,440     (2,686)     1,978
  Net increase (decrease) in valuation of securities during
     the year, net of minority interest for 1994............    (7,126)     4,664     (2,010)
                                                              --------    -------    -------
  Balance at end of year....................................  $ (2,686)     1,978        (32)
                                                              ========    =======    =======
Retained earnings:
  Balance at beginning of year..............................  $ 61,339     78,651     88,034
  Net earnings for the year.................................    16,653      9,383     27,229
  Unfunded pension obligation...............................       659         --         --
                                                              --------    -------    -------
  Balance at end of year....................................  $ 78,651     88,034    115,263
                                                              ========    =======    =======
Treasury stock:
  Balance at beginning of year..............................  $(13,446)   (13,088)   (46,153)
  Purchase of treasury stock................................        --    (33,386)   (26,331)
  Cost of treasury stock sold upon exercise of employees'
     stock options..........................................       358        321      1,204
                                                              --------    -------    -------
  Balance at end of year....................................  $(13,088)   (46,153)   (71,280)
                                                              ========    =======    =======

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                1994        1995       1996
                                                              ---------    -------    -------
                                                                     ($ IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................  $  16,653      9,383     27,229
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...........................     33,834     38,986     34,805
    Provision for doubtful accounts.........................      1,173        311        353
    Realized gain on investments............................     (1,222)      (868)        --
    Provision for deferred income taxes.....................      4,532        964      3,146
    (Gain) loss on disposition of assets....................       (415)       249     (2,670)
    Deferred scheduled maintenance costs....................      2,861      6,299      3,901
    Equity in earnings of insurance affiliate, net of
      redemptions and minority interest.....................         --      5,880     (2,171)
    Equity in earnings of marine affiliates, net of
      distributions.........................................         --       (808)      (712)
    Impairment of long-lived assets.........................         --     17,500         --
    Other...................................................      3,386        335          4
  Increase (decrease) in cash flows resulting from changes
    in:
    Accounts and notes receivable...........................    (13,512)    (3,128)    (8,079)
    Inventory...............................................       (738)    (1,286)    (2,176)
    Other assets............................................    (12,874)    (9,475)    (7,101)
    Accounts payable........................................      4,004      5,445      6,472
    Income taxes payable....................................     (3,597)     4,360      3,264
    Accrued and other liabilities...........................     10,062     (6,569)     7,803
    Insurance assets and liabilities........................     41,253     14,101         --
                                                              ---------    -------    -------
         Net cash provided by operating activities..........     85,400     81,679     64,068
                                                              ---------    -------    -------
Cash flows from investing activities:
  Proceeds from sale and maturities of investments..........     43,488     50,178      6,861
  Purchase of investments...................................   (103,419)   (69,650)    (9,583)
  Net (increase) decrease in short-term investments.........        645    (11,410)        --
  Capital expenditures......................................    (30,933)   (49,504)   (37,158)
  Purchase of assets of marine and diesel repair companies,
    net of assumed liabilities..............................    (48,531)      (693)   (14,211)
  Proceeds from disposition of assets.......................      2,853      1,349     12,365
  Other.....................................................      1,011     (3,452)        --
                                                              ---------    -------    -------
         Net cash used in investing activities..............   (134,886)   (83,182)   (41,726)
                                                              ---------    -------    -------
Cash flows from financing activities:
  Borrowings (payments) on bank revolving credit agreements,
    net.....................................................     49,900    (32,000)     8,400
  Increase in long-term debt................................         --     82,891         --
  Payments on long-term debt................................    (10,963)   (26,618)    (5,676)
  Sale of insurance subsidiary stock to minority
    stockholder.............................................      7,000         --         --
  Purchase of treasury stock................................         --    (33,386)   (26,331)
  Proceeds from exercise of stock options...................        453        233      1,352
                                                              ---------    -------    -------
         Net cash provided by (used in) financing
           activities.......................................     46,390     (8,880)   (22,255)
                                                              ---------    -------    -------
         Increase (decrease) in cash and invested cash......     (3,096)   (10,383)        87
Cash and invested cash, beginning of year...................     14,936     11,840      1,457
                                                              ---------    -------    -------
Cash and invested cash, end of year.........................  $  11,840      1,457      1,544
                                                              =========    =======    =======
Supplemental disclosures of cash flow information:
  Cash paid during the year:
    Interest................................................  $   8,865     11,383     12,915
    Income taxes............................................  $   5,824      6,704      9,569
Noncash investing and financing activity:
  Assumption of liabilities in connection with purchase of
    assets of diesel repair company.........................  $      --         --      2,623

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

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

     Operations. The Company is currently engaged in two industry segments as follows:

          Marine Transportation -- Marine transportation by U.S. flag vessels on the inland waterway system and in United States coastwise and foreign trade. The principal products transported include petrochemical feedstocks, processed chemicals, agricultural chemicals, refined petroleum products, coal, limestone, grain and sugar. Container and palletized cargoes are also transported for United States Government food aid programs and the military.

          Diesel Repair -- Overhaul and repair of large medium speed diesel engines, reduction gear repair and sale of related parts and accessories for customers in the marine industry, power generation industry, and the shortline and industrial railroad industry.

     Accounting Policies:

     Cash Equivalents. Cash equivalents consist of short-term, highly liquid investments with maturities of three months or less at date of purchase.

     Available-for-Sale Securities. The Company's wholly owned captive insurance subsidiary has available-for-sale investments reported at fair value with the net unrealized gain or loss on such investments recorded as a separate component of shareholders' equity, net of deferred tax. Investments are recorded on a trade date basis with balances pending settlement accrued in the balance sheet. Realized gains and losses on sales of investments are determined on the basis of average cost. Investment income is recognized when earned and includes the amortization of premium or discount on investments.

     Depreciation. Property and equipment is depreciated on the straight-line method over the estimated useful lives of the assets as follows: marine transportation equipment, 6-35 years; buildings, 10-25 years; other equipment, 2-10 years; leasehold improvements, term of lease. During 1996, the Company changed its estimated depreciable lives of its double skinned inland tank barges and inland towboats. The change in the estimated lives provided a better matching of revenues and depreciation expense over the inland barges' and towboats' economic useful lives. The depreciable lives of inland barges were changed from an average of 22 years to 35 years and the depreciable lives of inland towboats were changed from an average of 22 years to 35 years. Inland single skin barges were evaluated on a barge by barge basis, with shorter depreciable lives recorded in anticipation of early retirements. Salvage values were also assigned to certain inland vessels where it was reasonable to expect that the vessel would have a residual value at the end of its depreciable life. The change in estimate, effective January 1, 1996, decreased depreciation expense for the 1996 year by approximately $2,500,000 ($1,625,000 after taxes, or $.06 per share).

     Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily trade accounts receivables. The Company's marine transportation customers include the major oil refiners and petrochemical companies. The diesel repair customers are offshore well service companies, inland and offshore marine transportation companies, commercial fishing companies and the United States Government. Credit risk with respect to these trade receivables is generally considered minimal because of the credit history of such companies as well as the Company having procedures in effect to monitor the credit worthiness of customers.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS -- (CONTINUED) Fair Value of Financial Instruments. Cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these financial instruments. The fair value of the Company's investments are more fully described in Note 4, Investments, and the fair value of the Company's debt instruments are more fully described in Note 5, Long-Term Debt. The Company does not hold or issue derivative financial instruments.

     Property, Maintenance and Repairs. Property is recorded at cost. Improvements and betterments are capitalized as incurred. When property items are retired, sold, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in income. Routine maintenance and repairs are charged to operating expense as incurred on an annual basis. Scheduled major maintenance on ocean-going vessels is recognized as prepaid maintenance costs when incurred and charged to operating expense over the period between such scheduled maintenance, generally ranging from 23 to 34 months.

     Excess Cost of Consolidated Subsidiaries. The excess of purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase are included in excess cost of consolidated subsidiaries. The excess cost is amortized over the period of the lives of the underlying assets acquired in the transaction which generally approximates 15 years. Management monitors the recoverability of the excess cost on an ongoing basis based on projections of future cash flows, excluding interest expense, of acquired assets.

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

     The Company files a consolidated federal income tax return with its domestic subsidiaries and its Bermudian subsidiary, Oceanic Insurance Limited ("Oceanic").

     Treasury Stock. The Company follows the average cost method of accounting for treasury stock transactions.

     Adoption of Accounting Standards:

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), which established standards for the impairment of long-lived assets, certain identifiable intangibles related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Effective September 30, 1995, the Company adopted SFAS No. 121.

     As a result of the adoption of SFAS No. 121, the Company reduced the carrying value of certain marine transportation equipment and related intangibles by taking a $17,500,000 pre-tax charge in the 1995 third quarter. The after-tax effect of the charge was $13,000,000, or $.47 per share. The Company reviewed long-term assets and certain identifiable intangibles for impairment by division, and by vessel class within each division. For purposes of determining fair value, the Company estimated future cash flows expected to be generated, assuming the above asset groups, less the future cash outflows expected to be necessary to obtain the inflows.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS -- (CONTINUED) An analysis of the reductions of the carrying value of certain affected assets upon adoption of SFAS No. 121, effective September 30, 1995 follows (in thousands):

                                                         BEFORE                  AFTER
                                                        ADOPTION    ADOPTION    ADOPTION
                                                        OF SFAS     OF SFAS     OF SFAS
                                                        NO. 121     NO. 121     NO. 121
                                                        --------    --------    --------
Marine transportation:
  Freighters..........................................   $10,064     (6,366)     3,698
  Tanker..............................................     2,029       (693)     1,336
  Inland tank barges..................................       164       (133)        31
                                                         -------    -------      -----
                                                          12,257     (7,192)     5,065
Land and equipment....................................     1,662       (783)       879
Intangibles...........................................     9,525     (9,525)        --
                                                         -------    -------      -----
                                                         $23,444    (17,500)     5,944
                                                         =======    =======      =====

     As more fully described in Note 8, Stock Option Plans, the Company has five employee stock option plans for selected officers and other key employees, two director stock option plans for nonemployee directors of the Company, and a 25,000 share nonqualified stock option granted to Robert G. Stone, Jr., former Chairman of the Board and current director of the Company. SFAS "Accounting for Stock-Based Compensation" ("SFAS No. 123"), issued in October 1995, allows a company to adopt a fair value based method of accounting for its stock-based compensation plans, or to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," in accounting for its stock option plans. In accordance with APB Opinion No. 25, compensation costs are not recognized in the Company's fixed stock option plans.

     The Company has elected to continue to follow APB Opinion No. 25, however, if the Company had adopted SFAS No. 123, the Company's net earnings and earnings per share for the years ended December 31, 1995 and 1996 would have been reduced as follows (in thousands, except per share amounts):

                                                      1995                    1996
                                              --------------------    --------------------
                                                 AS                      AS
                                              REPORTED    PROFORMA    REPORTED    PROFORMA
                                              --------    --------    --------    --------
Net earnings................................   $9,383      8,996      $27,229      26,272
Earnings per share..........................   $  .34        .32      $  1.05        1.02

     The weighted average fair value of options granted during 1995 and 1996 was $11.73 and $12.12, respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were as follows: average risk-free interest rate based on 10-year Treasury bonds -- 6.5%; stock price volatility -- 50%; and estimated option term -- 9 years.

(2) COMPARABILITY OF FINANCIAL STATEMENTS

     Effective July 1, 1995, the Company began accounting for its investment in Universal Insurance Company ("Universal"), a property and casualty insurance company in Puerto Rico, under the equity method of accounting as a result of a redemption of Universal's common stock reducing the Company's ownership to 47%. Prior period financial statements have not been restated. For the 1995 first six months and prior years, results for Universal were consolidated, with a minority interest expense recorded for Universal's minority shareholder. The significant accounting policies and applicable insurance disclosure for Universal are more fully described in Note 13, Insurance Disclosure.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2) COMPARABILITY OF FINANCIAL STATEMENTS -- (CONTINUED)
     The following unaudited proforma condensed financial statements are based on historical financial statements of the Company. The proforma condensed statements of earnings for the years ended December 31, 1994 and 1995 assume the Company was accounting for its investment in Universal on an equity basis as of the beginning of the years indicated (in thousands).

                   PROFORMA CONDENSED STATEMENTS OF EARNINGS

                                                                1994       1995
                                                              --------    -------
Revenues....................................................  $357,313    388,183
Costs and expenses..........................................   328,752    365,687
                                                              --------    -------
  Operating income..........................................    28,561     22,496
Equity in earnings of insurance affiliate...................     7,119      5,570
Equity in earnings of marine affiliates.....................        --      2,638
Interest expense............................................    (8,835)   (12,511)
                                                              --------    -------
  Earnings before taxes on income...........................    26,845     18,193
Provision for taxes on income...............................    10,192      8,810
                                                              --------    -------
  Net earnings..............................................  $ 16,653      9,383
                                                              ========    =======

(3) ACQUISITIONS

     On July 1, 1994, a subsidiary of the Company completed the purchase of a U.S. flag tanker from Tosco Refining Company ("Tosco"). The single hull tanker was placed in service in late August 1994, after undergoing capitalized restorations and modifications. The tanker is utilized in the carriage of refined petroleum products in United States coastwise trade and is operating under a charter through September 30, 1999. The tanker has a capacity of 266,000 barrels and a deadweight tonnage of 37,750. The tanker will be retired from service in accordance with the Oil Pollution Act of 1990 ("OPA") on January 1, 1999. The asset purchase was funded by borrowings under the Company's bank revolving credit agreement. Operations of the asset acquired from Tosco were included as part of the Company's operations effective July 1, 1994, in accordance with the purchase method of accounting.

     On July 21, 1994, a subsidiary of the Company completed the purchase of three U.S. flag tankers from OMI Corp. ("OMI") for $23,750,000. The single hull tankers transport refined petroleum products primarily between the United States Gulf Coast, Florida and the mid-Atlantic states. Each of the tankers has a total capacity of 266,000 barrels and a deadweight tonnage of 37,853. In compliance with the OPA, two of the tankers will be retired from service on January 1, 2000, and the third tanker retired on August 23, 2008. Funding for the transaction was provided through the Company's bank revolving credit agreement. Operations of the three tankers acquired from OMI were included as part of the Company's operations effective July 21, 1994, in accordance with the purchase method of accounting.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(3) ACQUISITIONS -- (CONTINUED)
     On July 31, 1996, a subsidiary of the Company purchased the operating assets of MKW Power Systems, Inc., a subsidiary of Wartsila Diesel, N.A. ("MKW"), for approximately $5,700,000 in cash plus approximately $8,500,000 in working capital. The acquisition expanded the diesel repair segment's relationship with the Electro-Motive Division of General Motors to an authorized distributorship for 17 Eastern states and the Caribbean. In addition, the subsidiary will serve as a central distributor for Woodward Governor Company's Turbo and Engine Divisions ("Woodward") in 14 Midwest and Southeast states and the Caribbean. Woodward is a leader in the production of power control components. Funding for the transaction was provided through the Company's bank revolving credit agreement. Operations of the assets acquired from MKW were included as part of the Company's operations effective July 31, 1996, in accordance with the purchase method of accounting.

(4) INVESTMENTS

     The Company's wholly owned captive insurance subsidiary accounts for investments in debt and equity securities in accordance with SFAS No. 115 which establishes certain criteria for the accounting and reporting of investments in debt and equity securities that have readily determinable fair values. Investments in debt and equity securities as of December 31, 1995 and 1996 qualify as available-for-sale securities in accordance with SFAS No. 115. Realized gains and losses on the sales of the securities in the statements of earnings are computed by using the specific cost of the security when originally purchased and include net unrealized holding gains and losses as a separate component of stockholders' equity, net of tax.

     A summary of the investments as of December 31, 1995 and 1996 is as follows (in thousands):

                                                                                    FAIR VALUE
                                                                                        AS
                                                           GROSS        GROSS      SHOWN IN THE
                                             AMORTIZED   UNREALIZED   UNREALIZED     BALANCE
            TYPE OF INVESTMENT                 COST        LOSSES       GAINS         SHEET
            ------------------               ---------   ----------   ----------   ------------
December 31, 1995:
Short-term investments.....................   $   437        --           --             437
Bonds and notes:
  United States corporate bonds............    10,472        --          421          10,893
  United States Government Bonds and
     Issues................................     2,991        --           80           3,071
Multi-National Agencies....................       997        --           39           1,036
United States Treasury Notes...............       250        --            5             255
                                              -------       ---          ---         -------
                                              $15,147        --          545          15,692
                                              =======       ===          ===         =======
December 31, 1996:
Short-term investments.....................   $ 1,578        --           --           1,578
Bonds and notes:
  United States corporate bonds............     5,988        24           61           6,025
  United States Government Bonds and
     Issues................................       995                      4             999
Multi-National Agencies....................     2,003        16            8           1,995
Foreign Corporate Securities...............     7,481        32          153           7,602
                                              -------       ---          ---         -------
                                              $18,045        72          226         $18,199
                                              =======       ===          ===         =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4) INVESTMENTS -- (CONTINUED)
     A summary of the available-for-sale securities by maturities as of December 31, 1995 and 1996 is as follows (in thousands):

                                                         1995                 1996
                                                  ------------------   ------------------
                                                  AMORTIZED   MARKET   AMORTIZED   MARKET
          INVESTMENTS MATURING WITHIN               COST      VALUE      COST      VALUE
          ---------------------------             ---------   ------   ---------   ------
One to five years...............................   $ 8,248     8,430     6,994      7,025
Five to ten years...............................     6,462     6,825     9,473      9,596
                                                   -------    ------    ------     ------
                                                   $14,710    15,255    16,467     16,621
                                                   =======    ======    ======     ======

(5) LONG-TERM DEBT

     Long-term debt at December 31, 1995 and 1996 consisted of the following (in thousands):

                                                                1995       1996
                                                              --------    -------
Long-term debt:
  Revolving credit loan due December 31, 1998...............  $ 62,000     70,400
  Medium term notes due March 10, 1997......................    34,000     34,000
  Medium term notes due June 1, 2000........................    45,000     45,000
  8.22% senior notes, $5,000,000 due annually through June
     30, 2002...............................................    35,000     30,000
  Other long-term debt......................................     3,226      2,550
                                                              --------    -------
                                                              $179,226    181,950
                                                              ========    =======

     The aggregate payments due on the long-term debt in each of the next five years are as follows (in thousands):

1997........................................................  $ 39,333
1998........................................................    75,733
1999........................................................     5,333
2000........................................................    50,333
2001........................................................     5,333
Thereafter..................................................     5,885
                                                              --------
                                                              $181,950
                                                              ========

     At December 31, 1995, the Company had two separate $50,000,000 revolving credit agreements (the "Credit Agreements") with Texas Commerce Bank National Association ("TCB"), as agent bank. The Credit Agreements provided for aggregate borrowings of up to $50,000,000 by the Company and $50,000,000 by the Company's principal marine transportation subsidiary. The Credit Agreements had a maturity date of June 30, 1997. On March 18, 1996, the Company agreed to new terms with TCB regarding the Credit Agreements. Under the new terms, the $50,000,000 Credit Agreement with the Company and the $50,000,000 Credit Agreement with the Company's principal marine transportation subsidiary were combined into a single unsecured $100,000,000 Credit Agreement with the Company with a maturity date of December 31, 1998. The new Credit Agreement eliminates certain negative pledges and rights to priority liens included in the original terms of the marine transportation subsidiary's Credit Agreement. Interest on the new Credit Agreement, subject to an applicable margin ratio and type of loan, is floating prime rate, or at the Company's option, rates based on a Eurodollar interbank rate or certificate of deposit rate. The new Credit Agreement also contains similar covenants as the original Credit Agreements and requires the maintenance of certain

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5) LONG-TERM DEBT -- (CONTINUED)
financial ratios and certain other covenants. The new Credit Agreement also contains usual and customary events of default. The Company was in compliance with all covenants as of December 31, 1996. Proceeds under the new Credit Agreement may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company's common stock, or for possible business acquisitions. At December 31, 1996, the amount outstanding under the Credit Agreement totaled $70,400,000 and the average interest rate was 6.35%. The average borrowing under the Credit Agreement during 1996 was $65,059,000, computed by using the daily balance, and the weighted average interest rate was 6.10%, computed by dividing the interest expense under the Credit Agreement by the average Credit Agreement borrowings. The maximum Credit Agreement borrowings outstanding at any month end during 1996 totaled $85,800,000. At December 31, 1996, the Company had $29,600,000 available for takedown under the Credit Agreement.

     The Company has on file a shelf registration on Form S-3 with the Securities and Exchange Commission providing for the issue of up to $250,000,000 of medium term notes ("Medium Term Notes") at fixed or floating interest rates with maturities of nine months or longer. The Company activated the program in March 1995 with the issuance of $34,000,000 of Medium Term Notes at an average fixed interest rate of 7.77%, with a maturity of March 10, 1997. In June 1995, the Company issued $45,000,000 of Medium Term Notes, bearing a fixed interest rate of 7.25%, with a maturity of June 1, 2000. Proceeds from the sale of the Medium Term Notes were used to retire certain bank credit agreements noted below and to reduce the Company's existing Credit Agreements noted above. As of December 31, 1996, $171,000,000 was available under the Medium Term Notes program to provide financing for future business and equipment acquisitions and working capital requirements.

     In January 1997, the Company issued $50,000,000 of the authorized Medium Term Notes at a fixed interest rate of 7.05% due January 29, 2002. Proceeds from the issuance will be used to retire the $34,000,000 of Medium Term Notes due March 10, 1997, with the balance used to reduce the Company's Credit Agreement. The $34,000,000 of Medium Term Notes were classified as long-term at December 31, 1996, as the Company has the ability and the intent to refinance the Medium Term Notes either by the issuance of new Medium Term Notes, or through the Company's revolving Credit Agreement.

     In August 1992, the Company's principal marine transportation subsidiary entered into a $50,000,000 private placement of 8.22% senior notes due June 30, 2002. Principal payments of $5,000,000, plus interest, are due annually through June 30, 2002. At December 31, 1996, $30,000,000 was outstanding under the senior notes.

     In March 1995, the Company retired the remaining $10,286,000 balance under the Company's $16,000,000 credit agreement with TCB, which was scheduled to mature on June 1, 1997. Proceeds from the Medium Term Notes program were used to retire the credit agreement. The retired $16,000,000 credit agreement was originally activated with the acquisition of Scott Chotin, Inc. in June 1992.

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

     The Company is of the opinion that the amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt at December 31, 1996.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6) TAXES ON INCOME

     Earnings before taxes on income and details of the provision for taxes on income for United States and Puerto Rico operations for the years ended December 31, 1994, 1995 and 1996 are as follows (in thousands):

                                                           1994       1995      1996
                                                          -------    ------    ------
Earnings before taxes on income:
  United States.........................................  $19,726    12,623    41,247
  Foreign...............................................    7,119     5,570     2,171
                                                          -------    ------    ------
                                                          $26,845    18,193    43,418
                                                          =======    ======    ======
Provision for taxes on income:
  United States:
     Current............................................  $ 3,558     6,915    12,296
     Deferred...........................................    4,297       817     2,971
     State and local....................................      587       576       922
                                                          -------    ------    ------
                                                            8,442     8,308    16,189
  Puerto Rico...........................................    1,750       502        --
                                                          -------    ------    ------
                                                          $10,192     8,810    16,189
                                                          =======    ======    ======

     During the three years ended December 31, 1994, 1995 and 1996, tax benefits allocated directly to additional paid-in capital totaled $352,000, $151,000 and $181,000, respectively.

     The Company's provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 1994, 1995 and 1996 due to the following:

                                                              1994    1995    1996
                                                              ----    ----    ----
United States income tax statutory rate.....................  35.0%   35.0%   35.0%
Puerto Rico taxes...........................................   6.5     2.8      --
State and local income taxes................................   2.2     3.2     2.1
Foreign tax credits.........................................  (6.5)   (4.1)     --
Impairment of intangible assets.............................    --     8.9      --
Other.......................................................   0.8     2.6      .2
                                                              ----    ----    ----
                                                              38.0%   48.4%   37.3%
                                                              ====    ====    ====

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6) TAXES ON INCOME -- (CONTINUED)
     The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax liabilities at December 31, 1994, 1995 and 1996 are as follows (in thousands):

                                                         1994       1995       1996
                                                       --------    -------    -------
Current deferred tax assets:
  Compensated absences, principally due to accrual
     for financial reporting purposes................  $    721        523        772
  Allowance for doubtful account reserves............       580        209        258
  Other..............................................        23        (55)      (430)
                                                       --------    -------    -------
                                                       $  1,324        677        600
                                                       ========    =======    =======
Non-current deferred tax liabilities:
  Deferred tax assets:
     Tax credit carryforwards........................  $  1,059        216         --
     Alternative minimum tax credit carryforwards....    11,515     12,122     11,383
     Postretirement health care benefits.............     1,659      1,811      2,054
     Dual consolidated net operating loss............     1,044         --         --
     Marine insurance claims reserves................       447        945        628
     Other...........................................       438        186        965
                                                       --------    -------    -------
                                                         16,162     15,280     15,030
                                                       --------    -------    -------
  Deferred tax liabilities:
     Property and equipment, principally due to
       differences in depreciation and bases.........   (40,587)   (40,354)   (40,632)
     Undistributed earnings from foreign
       subsidiaries..................................   (15,362)   (15,556)   (15,896)
     Deferred state taxes............................      (289)      (482)      (657)
     Scheduled vessel maintenance costs..............    (2,800)    (2,503)    (3,746)
                                                       --------    -------    -------
                                                        (59,038)   (58,895)   (60,931)
                                                       --------    -------    -------
                                                       $(42,876)   (43,615)   (45,901)
                                                       ========    =======    =======

     The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

(7) LEASES

     The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Total rental expense for the years ended December 31, 1994, 1995 and 1996 follows (in thousands):

                                                             1994     1995      1996
                                                            ------    -----    ------
Rental expense:
  Marine equipment........................................  $  406    2,263     1,803
  Other buildings and equipment...........................   1,487    1,503     1,050
Sublease rental...........................................     (10)     (10)      (10)
                                                            ------    -----    ------
          Net rental expense..............................  $1,883    3,756     2,843
                                                            ======    =====    ======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) LEASES -- (CONTINUED)
     Rental commitments under noncancelable leases are as follows (in thousands):

                                                      LAND, BUILDINGS AND EQUIPMENT
                                                      -----------------------------
1997................................................             $2,751
1998................................................              1,617
1999................................................              1,447
2000................................................                624
2001................................................                353
Thereafter..........................................                602
                                                                -------
                                                                 $7,394
                                                                =======

(8) STOCK OPTION PLANS

     The Company has five employee stock option plans, which were adopted in 1976, 1982, 1989, 1994 and 1996 for selected officers and other key employees. The 1976 Plan, as amended, provided for the issuance until 1986 of incentive and non-qualified stock options to purchase up to 1,000,000 shares of common stock. The 1982 Employee Plan provided for the issuance until 1992 of incentive and non-qualified stock options to purchase up to 600,000 shares of common stock. The 1989 Employee Plan provides for the issuance of incentive and nonincentive stock options to purchase up to 600,000 shares of common stock. The 1994 Employee Plan provides for the issuance of incentive and non-qualified stock options to purchase up to 1,000,000 shares of common stock. The 1996 Employee Plan, more fully described below, provides for the issuance of incentive and non-qualified stock options to purchase up to 900,000 shares of common stock. The 1976, 1982 and 1989 stock option plans authorize the granting of limited stock appreciation rights.

     Changes in options outstanding under the employee plans described above for the 1994, 1995 and 1996 years are summarized as follows:

                                                                  NON-QUALIFIED OR
                                                                    NONINCENTIVE
                                   INCENTIVE STOCK OPTIONS          STOCK OPTIONS
                                  -------------------------   -------------------------    OPTION PRICE
                                  OUTSTANDING   EXERCISABLE   OUTSTANDING   EXERCISABLE   RANGE PER SHARE
                                  -----------   -----------   -----------   -----------   ---------------
Outstanding December 31, 1993...     28,181        28,181        943,869      446,869     $ 2.88 - $18.19
  Granted.......................         --            --         65,000           --              $21.38
  Became exercisable............         --            --             --      159,750     $ 6.56 - $18.19
  Exercised.....................    (28,181)      (28,181)       (56,319)     (56,319)    $ 5.50 - $13.88
  Canceled or expired...........         --            --         (3,750)        (750)    $ 6.56 - $13.88
                                    -------       -------      ---------      -------
Outstanding December 31, 1994...                                 948,800      549,550     $ 2.88 - $21.38
  Granted.......................         --            --        320,150           --     $16.31 - $18.31
  Became exercisable............         --            --             --      138,750     $12.94 - $20.19
  Exercised.....................         --            --        (39,300)     (39,300)    $ 2.88 - $13.88
  Canceled or expired...........         --            --        (18,250)      (5,500)    $12.94 - $18.31
                                    -------       -------      ---------      -------
Outstanding December 31, 1995...         --            --      1,211,400      643,500     $ 3.69 - $21.38
  Granted.......................         --            --        961,000           --     $16.44 - $19.50
  Became exercisable............         --            --             --      247,162     $12.94 - $21.38
  Exercised.....................         --            --        (90,500)     (90,500)    $ 6.56 - $18.31
  Canceled or expired...........         --            --        (58,500)     (30,000)    $12.94 - $18.31
                                    -------       -------      ---------      -------
Outstanding December 31, 1996...         --            --      2,023,400      770,162     $ 3.69 - $21.38
                                    =======       =======      =========      =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(8) STOCK OPTION PLANS -- (CONTINUED)
     At December 31, 1996, 728,314 shares were available for future grants under the employee plans and 339,500 shares of the outstanding stock options under the employee plans were issued with limited stock appreciation rights.

     In November 1996, the Board of Directors of the Company adopted, subject to stockholder approval at the 1997 Annual Meeting of Stockholders, the 1996 Employee Stock Option Plan, providing for the issuance of options to key employees of the Company to purchase up to 900,000 shares of common stock. Options for 696,000 shares have been granted under the 1996 Employee Stock Option Plan, subject to stockholder approval at the 1997 Annual Meeting of Stockholders.

     The Company has two director stock option plans, which were adopted in 1989 and 1994 for nonemployee Directors of the Company. The 1989 Director Plan provides for the issuance of nonincentive options to Directors of the Company to purchase up to 150,000 shares of common stock. The 1994 Director Plan provides for the issuance of non-qualified options to Directors of the Company, including Advisory Directors, to purchase up to 100,000 shares of common stock. The director plans are intended as an incentive to attract and retain qualified, independent directors.

     Changes in options outstanding under the director plans described above for the 1994, 1995 and 1996 years are summarized as follows:

                                                   NON-QUALIFIED OR
                                                     NONINCENTIVE
                                                    STOCK OPTIONS
                                              --------------------------     OPTION PRICE
                                              OUTSTANDING    EXERCISABLE    RANGE PER SHARE
                                              -----------    -----------    ---------------
Outstanding December 31, 1993...............     70,000         70,000      $ 7.56 - $18.63
  Granted...................................     22,500         --          $21.06 - $21.38
  Became exercisable........................     --             22,500      $21.06 - $21.38
  Exercised.................................    (10,000)       (10,000)              $ 7.56
                                                -------        -------
Outstanding December 31, 1994...............     82,500         82,500      $ 7.56 - $21.38
  Granted...................................     10,500         --                   $16.69
  Became exercisable........................     --             10,500               $16.69
  Canceled or expired.......................     (1,500)        (1,500)              $21.38
                                                -------        -------
Outstanding December 31, 1995...............     91,500         91,500      $ 7.56 - $21.38
  Granted...................................     20,500         --          $16.63 - $17.94
  Became exercisable........................     --             20,500      $16.63 - $17.94
  Exercised.................................    (20,000)       (20,000)              $ 7.56
                                                -------        -------
Outstanding December 31, 1996...............     92,000         92,000      $ 7.56 - $21.38
                                                =======        =======

     The Company has a 1993 nonqualified stock option for 25,000 shares granted to Robert G. Stone, Jr. at an exercise price of $18.625. Currently, 20,000 shares of the stock option are exercisable. The grant serves as an incentive to retain the optionee as a member of the Board of Directors of the Company.

(9) RETIREMENT PLANS

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) RETIREMENT PLANS -- (CONTINUED)
     The components of net periodic pension cost determined by using the projected unit credit actuarial method for the years ended December 31, 1994, 1995 and 1996, are as follows (in thousands):

                                                            1994      1995      1996
                                                           ------    ------    ------
Service cost -- benefits earned during the year..........  $1,418     1,271     1,357
Interest cost............................................     818       959     1,090
Actual return on plan assets.............................     (84)   (2,699)   (2,218)
Net amortization and deferrals...........................    (312)    2,065     1,277
Less partnerships' allocation............................     (37)      (76)      (32)
                                                           ------    ------    ------
Net periodic pension cost................................  $1,803     1,520     1,474
                                                           ======    ======    ======

     The funding status of the plans as of December 31, 1995 and 1996 is as follows (in thousands):

                                                               1995       1996
                                                              -------    ------
Actuarial present value of benefit obligations:
  Vested....................................................  $11,329    12,944
  Non-vested................................................    1,045     1,211
                                                              -------    ------
Accumulated benefit obligation..............................   12,374    14,155
Impact of future salary increases...........................    1,904     1,786
                                                              -------    ------
Projected benefit obligation................................   14,278    15,941
Plan assets at fair value...................................   12,705    15,243
Plan assets less than projected benefit obligation..........   (1,573)     (698)
Unrecognized transition obligation..........................      108        91
Unrecognized prior service cost.............................    1,377     1,185
Unrecognized net loss (gain)................................      991      (416)
                                                              -------    ------
Prepaid pension cost........................................  $   903       162
                                                              =======    ======
Actuarial assumptions:
  Discount rate.............................................     7.25%     7.25%
  Return on assets..........................................     9.25%     9.25%
  Salary increase rate......................................     4.00%     4.00%

     The Company sponsors defined contribution plans for all shore-based employees and certain ocean-going personnel. Maximum contributions to these plans equal the lesser of 15% of the aggregate compensation paid to all participating employees, or up to 20% of each subsidiary's earnings before federal income tax after certain adjustments for each fiscal year. The aggregate contributions to the plans were approximately $2,065,000, $3,507,000 and $3,804,000 in 1994, 1995 and 1996, respectively.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) RETIREMENT PLANS -- (CONTINUED)
     The following table presents the unfunded defined benefit health care plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheet at December 31, 1995 and 1996 (in thousands):

                                                               1995     1996
                                                              ------    -----
Accumulated postretirement benefit obligation:
  Retirees..................................................  $1,434    1,593
  Fully eligible active plan participants...................     744      741
  Other active plan participants............................   3,584    4,014
  Partnership's allocation..................................    (148)    (168)
  Unrecognized loss.........................................    (348)    (320)
                                                              ------    -----
  Accrued postretirement benefit cost included in other
     long-term liabilities..................................  $5,266    5,860
                                                              ======    =====
Net periodic postretirement benefit cost for 1995 and 1996
  includes the following components:
  Service cost..............................................  $  325      389
  Interest cost.............................................     395      434
  Less partnerships' allocation.............................     (19)     (21)
                                                              ------    -----
  Net periodic postretirement benefit cost..................  $  701      802
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

     The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1995 and 1996.

(10) EARNINGS PER SHARE OF COMMON STOCK

     Primary earnings per share of common stock for the years ended December 31, 1994, 1995 and 1996 were based on the weighted average number of common stock and common stock equivalent shares outstanding of 28,790,000, 27,921,000 and 25,869,000, respectively.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(11) QUARTERLY RESULTS (UNAUDITED)

     The unaudited quarterly results for the year ended December 31, 1995 are as follows (in thousands, except per share amounts):

                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                 1995         1995          1995             1995
                                               ---------    --------    -------------    ------------
Revenues.....................................  $118,618     123,026        104,311          94,195
Costs and expenses...........................   108,238     112,350        110,551          82,544
                                               --------     -------        -------          ------
  Operating income (loss)....................    10,380      10,676         (6,240)         11,651
Equity in earnings of insurance affiliate....        --          --          1,210             389
Equity in earnings of marine affiliates......       159         425            884           1,170
Interest expense.............................    (2,910)     (3,046)        (3,252)         (3,303)
                                               --------     -------        -------          ------
  Earnings (loss) before taxes on income.....     7,629       8,055         (7,398)          9,907
Provision (benefit) for taxes on income......     2,820       2,979           (800)          3,811
                                               --------     -------        -------          ------
  Net earnings (loss)........................  $  4,809       5,076         (6,598)          6,096
                                               ========     =======        =======          ======
Earnings (loss) per share of common stock....  $    .17         .18           (.24)            .23
                                               ========     =======        =======          ======

     The unaudited quarterly results for the year ended December 31, 1996 are as follows (in thousands, except per share amounts):

                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                 1996         1996          1996             1996
                                               ---------    --------    -------------    ------------
Revenues.....................................  $ 92,903      97,901        100,336          99,498
Costs and expenses...........................    82,926      83,368         87,149          86,511
                                               --------     -------        -------          ------
  Operating income...........................     9,977      14,533         13,187          12,987
Equity in earnings of insurance affiliate....       969         382            404             416
Equity in earnings of marine affiliates......       748       1,166          1,141             857
Interest expense.............................    (3,315)     (3,161)        (3,437)         (3,436)
                                               --------     -------        -------          ------
  Earnings before taxes on income............     8,379      12,920         11,295          10,824
Provision for taxes on income................     3,139       4,694          4,189           4,167
                                               --------     -------        -------          ------
  Net earnings...............................  $  5,240       8,226          7,106           6,657
                                               ========     =======        =======          ======
Earnings per share of common stock...........  $    .20         .31            .28             .27
                                               ========     =======        =======          ======

(12) CONTINGENCIES AND COMMITMENTS

     The Company has sued the U.S. Maritime Administration ("Marad") seeking judicial review of Marad's approval of certain federal loan guarantees for vessels intended for Jones Act trade in which the Company competes. Approval of the federal loan guarantees will exacerbate the oversupply situation which exists in the Jones Act petroleum product tanker trade, thereby limiting the Company's options with respect to commercial replacement of its tankers and negatively impacting future revenues and operating margins of the Company's existing tankers. It is the Company's strongly held belief that approval of the federal loan guarantees constitutes a clear violation of Marad's statutory and regulatory authority under the Title XI federal loan guarantee program.

     On November 7, 1996, the Supreme Court of Puerto Rico significantly lowered a July 5, 1989 Superior Court judgment against Universal of approximately $1,100,000, plus interest, resulting from a civil suit

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(12) CONTINGENCIES AND COMMITMENTS -- (CONTINUED) claiming damages. The Supreme Court awarded approximately $200,000 to the defendant, plus interest. The case has been remanded to a lower court for additional legal proceedings. As part of the September 1992 merger of Universal with Eastern America Insurance Company ("Eastern America"), more fully described in Note 13, Insurance Disclosure, the Company retained the consequences of this claim, as well as the attribution of the reserve. Upon final resolution in the lower court and resolution of the amount of interest due, the balance in the reserve, less legal fees, will be paid to the Company by Universal. The Company anticipates the receipt of approximately $3,000,000 during the first or second quarter of 1997.

     There are various other suits and claims against Universal, none of which in the opinion of management, will have a material effect on Universal's or the Company's financial condition, results of operations or cash flows.

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

  Certain Significant Risks and Uncertainties:

     The Company's marine transportation segment is engaged in the inland marine transportation of industrial chemicals, petrochemical feedstocks, agricultural chemicals and refined petroleum products by tank barge along the Mississippi River System, Gulf Intracoastal Waterway and Houston Ship Channel. In addition, the segment is engaged in the offshore marine transportation of refined petroleum products by tankers and tank barges, and dry-bulk cargo, containers and palletized cargo by barge and break-bulk freighters. Such products are transported between United States ports, with emphasis on the Gulf of Mexico and along the Northeast Seaboard, Caribbean Basin ports and to South American, West African and European ports.

     The Company's diesel repair segment is engaged in the sale, overhaul and repair of large diesel engines and related parts sales in the marine, locomotive and power generator markets. The marine market serves vessels powered by large diesel engines utilized in the various inland and offshore marine industries. The locomotive market serves the shortline and industrial railroad markets, and the power generator market serves the stationary industries.

     During 1996, the Company's marine transportation industry segment accounted for 72% of the Company's assets and the diesel repair segment accounted for 9%. Of total consolidated revenues, the marine transportation segment generated 81% during 1996, and the diesel repair segment generated 18%. Operating profits, including equity in earnings of affiliates and before general corporate expenses, included a 90% contribution from the marine transportation segment and a 10% contribution from the diesel repair segment.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. However, in the opinion of management, the amounts would be immaterial.

     The customer base includes the major industrial chemical and petrochemical manufacturers, agricultural chemical manufacturers and refining companies in the United States. Over 80% of the movements of such products are under long-term contracts, ranging from one year to 10 years. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(12) CONTINGENCIES AND COMMITMENTS -- (CONTINUED)
30 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. The Dow Chemical Company accounted for 10% of the Company's revenues in 1996. No single customer of the marine transportation segment accounted for more than 10% of the Company's revenues in 1994 or 1995.

     Major customers of the diesel repair segment include the inland and offshore dry-bulk and tank barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities, the United States Coast Guard, Navy and Army, shortline railroads, industrial owners of locomotives, and stationary applications. The marine segment serves as non-exclusive authorized service centers for the EMD and the locomotive segment serves as the exclusive distributorship of EMD aftermarket parts sales and service to the shortline and industrial railroad market. The acquisition of MKW in July 1996, more fully described in Note 3, Acquisitions, expanded the diesel repair segment's relationship with EMD to an authorized distributorship for 17 Eastern states and the Caribbean. The results of the diesel repair service segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. The diesel repair segment's relationship with EMD has been maintained for 30 years. No single customer of the diesel repair segment accounted for more than 10% of the Company's revenues in 1994, 1995 or 1996.

     Weather can be a major factor in the day to day operations of the marine transportation segment. Adverse weather conditions, such as fog in the winter and spring months, can impair the operating efficiencies of the fleet. Shipments of products can be significantly delayed or postponed by weather conditions, which are totally beyond the control of management. River conditions are also a factor which impairs the efficiency of the fleet. During 1993 and 1995, the upper Mississippi River was closed to marine transportation movements for extended periods due to severe flooding, and in both years the flooding continued to disrupt deliveries even after the upper Mississippi River was opened. Additionally, much of the inland waterways system is controlled by a series of locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. During 1993 and 1995, certain locks were closed for repairs for extended periods of time. Maintenance and operations of the navigable inland waterway infrastructure is a government function handled by the U.S. Army Corps of Engineers with cost sharing by industry. Significant changes in governmental policies or appropriations with respect to maintenance and operations of the infrastructure could adversely affect the Company.

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

     The Company's marine transportation segment competes principally in markets subject to the Jones Act, a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, and manned and owned by United States citizens. During the past several years, the Jones Act cabotage provisions have come under attack by interests seeking to facilitate foreign flag competition in trades reserved for domestic companies and vessels under the Jones Act. The efforts have been consistently defeated by large margins in the United States Congress. The Company believes that continued efforts will be made to modify or eliminate the cabotage provisions of the Jones Act. If such efforts are successful, certain elements could have an adverse effect on the Company.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(12) CONTINGENCIES AND COMMITMENTS -- (CONTINUED)
     The Company's tanker operations compete in a market where excess capacity can materially affect rates and tankship utilization. As discussed above, certain governmental programs can have the effect of stimulating construction of capacity premature to market demand.

(13) INSURANCE DISCLOSURE

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

     On September 25, 1992, the Company completed the acquisition of Eastern America by means of a merger of Eastern America with and into Universal, with Universal being the surviving entity. Eastern America was engaged in the writing of property and casualty insurance in Puerto Rico. At the date of the merger, the Company owned 75% of the voting common stock and the remaining 25% was owned by Eastern America Group, the former parent of Eastern America. Through options and redemption rights included in the merger transaction, Eastern America Group could become the owner of up to 100% of Universal's stock over a period of up to 12 years from September 1992. To date, Universal has redeemed a total of 79,572 shares of voting Class B common stock and all of non-voting Class C common stock for a total redemption of $20,016,000 as follows (in thousands, except share amounts):

                                       1992-1993           1994              1995
                                    ---------------   ---------------   ---------------
                                    SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT
                                    ------   ------   ------   ------   ------   ------
Class B Voting Common Stock.......  44,933   $8,000   20,424   $4,000   14,215   $2,929
Class C Voting Common Stock.......      --       --   24,360    3,000   16,240    2,087
                                    ------   ------   ------   ------   ------   ------
                                    44,933   $8,000   44,784   $7,000   30,455   $5,016
                                    ======   ======   ======   ======   ======   ======

     No redemptions were made during the 1996 year.

     In addition, in August 1994 and July 1995, Eastern America Group purchased from Universal 40,572 shares and 28,139 shares, respectively, of Class A voting common stock for $7,000,000 and $5,000,000, respectively. Eastern America Group owns 100% of the Class A voting common stock. In 1995 and 1996, the Universal Board of Directors declared, and Universal paid, a $3,000,000 and $4,526,000, respectively, dividend on the Class A common stock. In accordance with the merger agreement, Eastern America Group must use the dividends to repay the loans and interest on such loans which Eastern America Group incurred in purchasing the additional Class A common stock noted above.

     The financial results of Universal represent the Company's property and casualty insurance segment for 1994 and the first six months of 1995. Effective July 1, 1995, the Company accounts for its investment in Universal under the equity method of accounting. The financial results of Oceanic, the Company's captive insurance subsidiary engaged in the insuring of risks for the marine transportation and diesel repair subsidiaries, are consolidated with the Company's operations.

     A summary of the significant accounting policies and operations of the insurance operation follows:

     Insurance Operation. Writing of property and casualty insurance in Puerto Rico through Universal. Universal operates under the provisions of the Insurance Code of the Commonwealth of Puerto Rico and is subject to regulations issued by the Commissioner of Insurance of the Commonwealth of Puerto Rico.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(13) INSURANCE DISCLOSURE -- (CONTINUED)
     Concentrations of Credit Risk. Financial instruments which potentially subject Universal to concentrations of credit risk are primarily trade accounts receivable from agents and customers who reside in Puerto Rico. In addition, credit risk exists through the placement of certificates of deposits with Puerto Rico financial institutions.

     Investments. Fixed maturity investments are classified as available-for-sale securities and are reported at fair market value, with unrealized holding gains and losses reported as a separate component of stockholders' equity, net of tax.

     Short-term investments consisting of certificates of deposit, United States Treasury bills and United States Treasury notes maturing within one year from acquisition date, are recorded at amortized cost, which approximates fair value. Universal does not invest in high-yield securities judged to be below investment grade.

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

     Guarantee Fund Assessments. Universal is a member of the Puerto Rico Insurance Guaranty Association and is required to participate in losses payable to policyholders under risks underwritten by insolvent associated members. Universal estimates its share of expected loses and accrues them on a current basis.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(13) INSURANCE DISCLOSURE -- (CONTINUED)
     The statement of earnings of Universal for the year ended December 31, 1994 and the six months ended June 30, 1995, which are reflected in the Company's consolidated financial statements, are as follows (in thousands):

                                                                           SIX MONTHS
                                                                              ENDED
                                                                1994      JUNE 30, 1995
                                                              --------    -------------
                                                                           (UNAUDITED)
Revenues:
  Premiums written..........................................  $111,415        78,979
                                                              ========       =======
  Reinsurance assumed.......................................  $    108           108
                                                              ========       =======
  Net premiums earned.......................................  $ 61,477        43,191
  Investment income.........................................     8,706         5,859
  Commissions earned on reinsurance.........................     4,335         2,048
  Realized gain on investments..............................     1,222           868
  Other.....................................................        84            --
                                                              --------       -------
                                                                75,824        51,966
                                                              --------       -------
Costs and expenses:
  Losses, claims and settlement expenses....................    44,634        30,189
  Policy acquisition costs..................................    13,538         9,365
  General and administrative and other expenses.............     9,109         5,978
  Minority interest expense.................................     3,424         2,463
                                                              --------       -------
                                                                70,705        47,995
                                                              --------       -------
     Net earnings...........................................  $  5,119         3,971
                                                              ========       =======

     Policy acquisition costs deferred and amortized against earnings during the year ended December 31, 1994 and during the six months ended June 30, 1995 are summarized as follows (in thousands):

                                                                           SIX MONTHS
                                                                              ENDED
                                                                1994      JUNE 30, 1995
                                                              --------    -------------
                                                                           (UNAUDITED)
Balance, beginning of year..................................  $  7,279       11,690
Amount deferred during year.................................    17,949       14,272
Amount amortized against earnings during year...............   (13,538)      (9,365)
                                                              --------       ------
Balance, end of year........................................  $ 11,690       16,597
                                                              ========       ======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(13) INSURANCE DISCLOSURE -- (CONTINUED)
     As previously discussed, at December 31, 1995 and 1996, the Company had a 47% equity interest in Universal. The following represents summarized financial information for Universal for the years ended December 31, 1995 and 1996 (in thousands):

                                                                1995         1996
                                                              --------      -------
Balance Sheet:
  Investments...............................................  $210,881      213,247
  Other assets..............................................   110,926      141,718
  Policy liabilities and accruals...........................   212,655      245,262
  Other liabilities.........................................    23,766       19,695
  Stockholders' equity......................................    85,386       90,008
Statement of Earnings:
  Premiums written..........................................  $167,069      172,313
  Reinsurance assumed.......................................       152           66
  Total revenues............................................   118,711      133,386
  Losses and expenses.......................................    93,516      114,734
  Earnings before taxes on income...........................    25,195       18,652
  Net earnings..............................................    19,192       15,728

     A reconciliation of Universal's net earnings for the years ended December 31, 1995 and 1996, as presented in their separate consolidated financial statements, and for the 1995 proforma equity in earnings of the insurance affiliate presented on page 44 are as follows (in thousands):

                                                                1995         1996
                                                              --------      ------
Universal's net earnings....................................  $ 19,192      15,728
Change in the method of amortization of unearned premiums...    (3,151)     (2,809)
Nonapplicable Puerto Rico deferred taxes....................     6,003       2,924
Earnings attributable to majority stockholder...............   (10,001)     (8,397)
Valuation allowance against earnings in excess of future
  redemptions...............................................    (6,473)     (5,275)
                                                              --------      ------
          Proforma equity in earnings of insurance
            affiliate.......................................  $  5,570       2,171
                                                              ========      ======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(14) INDUSTRY SEGMENT DATA

     The following table sets forth by industry segment the combined revenues, operating profits (before general corporate expenses, interest expense and income taxes), identifiable assets (including goodwill), depreciation and amortization and capital expenditures attributable to the continuing principal activities of the Company for the years ended December 31, 1994, 1995 and 1996 (in thousands):

                                                       1994        1995        1996
                                                     --------     -------     -------
Revenues from unaffiliated customers:
  Transportation...................................  $311,076     335,913     316,367
  Diesel repair....................................    45,269      50,538      70,422
  Insurance........................................    65,812      45,239(*)    --
  Other............................................    10,980       8,460       3,849
                                                     --------     -------     -------
     Consolidated revenues.........................  $433,137     440,150     390,638
                                                     ========     =======     =======
Operating profits:
  Transportation...................................  $ 30,890      40,148      47,245
  Diesel repair....................................     3,090       3,400       5,376
  Insurance........................................     5,035       3,971(*)    --
  Impairment of long-lived assets..................     --        (17,500)      --
                                                     --------     -------     -------
                                                       39,015      30,019      52,621
  Equity in earnings of insurance affiliate........     --          1,599(*)    2,171
  Equity in earnings of marine affiliates..........     --          2,638       3,912
  Other income.....................................     1,051       1,732       3,849
  General corporate expenses.......................    (4,386)     (5,284)     (5,786)
  Interest expense.................................    (8,835)    (12,511)    (13,349)
                                                     --------     -------     -------
     Earnings before taxes on income...............  $ 26,845      18,193      43,418
                                                     ========     =======     =======
Identifiable assets:
  Transportation...................................  $397,112     384,363     380,181
  Diesel repair....................................    21,304      22,401      48,012
  Insurance........................................   216,666       --          --
                                                     --------     -------     -------
                                                      635,082     406,764     428,193
  Investment in insurance affiliate................     --         44,785      44,554
  Investment in marine affiliates..................       181      11,985      12,697
  General corporate assets.........................    32,209      34,550      39,086
                                                     --------     -------     -------
     Consolidated assets...........................  $667,472     498,084     524,530
                                                     ========     =======     =======
Depreciation and amortization:
  Transportation...................................  $ 31,138      36,265      32,237
  Diesel repair....................................       674         752         883
  Insurance........................................       491         367       --
                                                     --------     -------     -------
                                                     $ 32,303      37,384      33,120
                                                     ========     =======     =======
Capital expenditures and business acquisitions:
  Transportation...................................  $ 71,714      46,071      36,630
  Diesel repair....................................       512         630      14,785
  Insurance........................................     1,251         669       --
                                                     --------     -------     -------
                                                     $ 73,477      47,370      51,415
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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)   1. Financial Statements:

         Included in Part III of this report:

         Report of KPMG Peat Marwick LLP, Independent Public Accountants, on the financial statements of Kirby Corporation and Consolidated Subsidiaries for the years ended December 31, 1994, 1995 and 1996.

         Balance Sheets, December 31, 1995 and 1996.

         Statements of Earnings, for the years ended December 31, 1994, 1995 and 1996.

         Statements of Stockholders' Equity, for the years ended December 31, 1994, 1995 and 1996.

         Statements of Cash Flows, for the years ended December 31, 1994, 1995 and 1996.

         Notes to Financial Statements, for the years ended December 31, 1994, 1995 and 1996.

      2. Financial Statement Schedules

         Included in Part IV of this report:

         III -- Supplemental Insurance Information, for the year ended December 31, 1994.

         IV -- Reinsurance, for the year ended December 31, 1994.

         All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

      3. Exhibits

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         3.1             -- Restated Articles of Incorporation of Kirby Exploration
                            Company, Inc. (the "Company"), as amended (incorporated
                            by reference to Exhibit 3.1 of the Registrant's 1989
                            Registration Statement on Form S-3 (Reg. No. 33-30832)).
         3.2             -- Certificate of Amendment of Restated Articles of
                            Incorporation of the Company filed with the Secretary of
                            State of Nevada April 30, 1990 (incorporated by reference
                            to Exhibit 3.2 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1990).
         3.3             -- Bylaws of the Company, as amended (incorporated by
                            reference to Exhibit 3.2 of the Registrant's 1989
                            Registration Statement on Form S-3 (Reg. No. 33-30832)).
         3.4             -- Amendment to Bylaws of the Company effective April 24,
                            1990 (incorporated by reference to Exhibit 3.4 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1990).
         4.1             -- Indenture, dated as of December 2, 1994, between the
                            Company and Texas Commerce Bank National Association,
                            Trustee, (incorporated by reference to Exhibit 4.3 of the
                            Registrant's 1994 Registration Statement on Form S-3
                            (Reg. No. 33-56195)).
        10.1+            -- 1976 Stock Option Plan of Kirby Exploration Company, as
                            amended, and forms of option agreements provided for
                            thereunder and related documents (incorporated by
                            reference to Exhibit 10.1 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1981).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        10.2+            -- 1982 Stock Option Plan for Kirby Exploration Company, and
                            forms of option agreements provided for thereunder and
                            related documents (incorporated by reference to Exhibit
                            10.5 of the Registrant's Annual Report on Form 10-K for
                            the year ended December 31, 1982).
        10.3+            -- Amendment to 1982 Stock Option Plan for Kirby Exploration
                            Company (incorporated by reference to Exhibit 10.5 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1986).
        10.4             -- Indemnification Agreement, dated April 29, 1986, between the Company and each of its Directors and certain key
                            employees (incorporated by reference to Exhibit 10.11 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1986).
        10.5+            -- 1989 Employee Stock Option Plan for the Company, as
                            amended (incorporated by reference to Exhibit 10.11 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1989).
        10.6+            -- 1989 Director Stock Option Plan for the Company, as
                            amended (incorporated by reference to Exhibit 10.12 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1989).
        10.7             -- Loan Agreement, dated as of July 31, 1990, by and between
                            Dixie Carriers, Inc. and Texas Commerce Bank National
                            Association (incorporated by reference to Exhibit 10.10
                            of the Registrant's Annual Report on Form 10-K for the
                            year ended December 31, 1990).
        10.8             -- Loan Agreement between Dixie Fuels Limited and NCNB
                            Leasing Corporation, dated as of February 4, 1992
                            (incorporated by reference to Exhibit 10.10 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1991).
        10.9             -- Credit Agreement, dated as of March 6, 1992, among Sabine
                            Transportation Company, Kirby Corporation, Texas Commerce
                            Bank National Association and The First National Bank of
                            Boston (incorporated by reference to Exhibit 10.12 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1991).
        10.10            -- Credit Agreement, dated as of March 6, 1992, among Dixie
                            Carriers, Inc., Kirby Corporation and Texas Commerce Bank
                            National Association (incorporated by reference to
                            Exhibit 10.13 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1991).
        10.11            -- Credit Agreement, dated as of May 28, 1992, among Chotin
                            Carriers, Inc., Kirby Corporation, Texas Commerce Bank
                            National Association and The First National Bank of
                            Boston (incorporated by reference to Exhibit 2.2 of the
                            Registrant's Current Report on Form 8-K dated as of June
                            11, 1992).
        10.12            -- Note Purchase Agreement, dated as of August 12, 1992,
                            among Dixie Carriers, Inc., The Variable Annuity Life
                            Insurance Company, Provident Mutual Life and Annuity
                            Company of America, among others (incorporated by
                            reference to Exhibit 10.1 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1992).
        10.13+           -- Deferred Compensation Agreement dated August 12, 1985
                            between Dixie Carriers, Inc., and J. H. Pyne
                            (incorporated by reference to Exhibit 10.19 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1992).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        10.14            -- Agreement and Plan of Merger, dated April 1, 1993, among
                            Kirby Corporation, AFRAM Carriers, Inc. and AFRAM Lines
                            (USA) Co., Ltd. and the shareholders of AFRAM Lines (USA)
                            Co., Ltd. (incorporated by reference to Exhibit 2.1 of
                            the Registrant's Current Report on Form 8-K dated May 3,
                            1993).
        10.15            -- Credit Agreement, dated April 23, 1993, among Kirby
                            Corporation, the Banks named therein, and Texas Commerce
                            Bank National Association as Agent and Fund Administrator
                            (incorporated by reference to Exhibit 10.1 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 1993).
        10.16            -- Credit Agreement, dated April 23, 1993, among Dixie
                            Carriers, Inc., the Banks named therein, and Texas
                            Commerce Bank National Association, as Agent and Fund
                            Administrator (incorporated by reference to Exhibit 10.02
                            of the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 1993).
        10.17+           -- 1994 Employee Stock Option Plan for Kirby Corporation
                            (incorporated by reference to Exhibit 10.21 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1993).
        10.18+           -- 1994 Nonemployee Director Stock Option Plan for Kirby
                            Corporation (incorporated by reference to Exhibit 10.22
                            of the Registrant's Annual Report on Form 10-K for the
                            year ended December 31, 1993).
        10.19+           -- 1993 Stock Option Plan of Kirby Corporation for Robert G.
                            Stone, Jr. (incorporated by reference to Exhibit 10.23 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1993).
        10.20+           -- Amendment to 1989 Director Stock Option Plan for Kirby
                            Exploration Company, Inc. (incorporated by reference to
                            Exhibit 10.24 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1993).
        10.21            -- Purchase Agreement, dated November 16, 1994, by and
                            between The Dow Chemical Company and Dow Hydrocarbons and
                            Resources, Inc. and Dixie Marine, Inc. (incorporated by
                            reference to Exhibit 10.25 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1994).
        10.22            -- Distribution Agreement, dated December 2, 1994, by and
                            among Kirby Corporation and Merrill Lynch, Pierce, Fenner
                            & Smith Incorporated, Salomon Brothers Inc. and Wertheim
                            Schroder & Co. Incorporated (incorporated by reference to
                            Exhibit 1.1 of the Registrant's Current Report on Form
                            8-K dated December 9, 1994).
        10.23            -- Credit Agreement, dated March 18, 1996, among Kirby
                            Corporation, the Banks named therein, and Texas Commerce
                            Bank National Association as Agent and Fund Administrator
                            (incorporated by reference to Exhibit 10.0 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 1996).
        10.24+*          -- 1996 Employee Stock Option Plan for Kirby Corporation.
        10.25+*          -- Amendment No. 1 to the 1994 Employee Stock Option Plan
                            for Kirby Corporation.
        21.1*            -- Principal Subsidiaries of the Registrant.
        23.1*            -- Consent of KPMG Peat Marwick LLP.
        27.1*            -- Financial Data Schedule.
        28.1*            -- Independent Auditors' Report of Deloitte & Touche LLP.

---------------

* Filed herewith

+ Management contract, compensatory plan or arrangement.

                                                                    SCHEDULE III

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       SUPPLEMENTAL INSURANCE INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                                    FUTURE
                                                    POLICY                                                      BENEFITS,
                                    DEFERRED      BENEFITS,                  OTHER                               CLAIMS,
                                     POLICY        LOSSES,                   POLICY                   NET       LOSSES AND
                                   ACQUISITION    CLAIMS AND    UNEARNED   CLAIMS AND   PREMIUM    INVESTMENT   SETTLEMENT
             SEGMENT                  COSTS      LOSS EXPENSE   PREMIUMS    BENEFITS    REVENUES   INCOME(1)     EXPENSES
             -------               -----------   ------------   --------   ----------   --------   ----------   ----------
                                                                      ($ IN THOUSANDS)
Insurance:
  December 31, 1994..............    $11,690       $56,433      $89,801     $    --      $61,477     $8,706      $44,634
                                     =======       =======      =======     =======      =======     ======      =======


                                   AMORTIZATION
                                   OF DEFERRED
                                      POLICY         OTHER
                                   ACQUISITION     OPERATING    PREMIUMS
             SEGMENT                  COSTS       EXPENSES(2)   WRITTEN
             -------               ------------   -----------   --------
                                             ($ IN THOUSANDS)
Insurance:
  December 31, 1994..............    $13,538        $9,109      $90,345
                                     =======        ======      =======

---------------

(1) Reconciliation of net investment income to investment income amount reflected in the statements of earnings is as follows:

                                                              FOR THE YEAR ENDED
                                                               DECEMBER 31, 1994
                                                              -------------------
                                                               ($ IN THOUSANDS)
  Net investment income as stated above -- Insurance
     segment................................................        $8,706
  Investment income -- Marine transportation segment, diesel
     repair segment and parent company......................           505
                                                                   -------
                                                                    $9,211
                                                                   =======

(2) Included as part of selling, general and administrative expenses, taxes, other than on income, and depreciation and amortization in the statements of earnings.

                                                                     SCHEDULE IV

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  REINSURANCE
                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                                                                              PERCENTAGE
                                                          CEDED TO      ASSUMED               OF AMOUNT
                                                GROSS       OTHER     FROM OTHER      NET      ASSUMED
                                                AMOUNT    COMPANIES    COMPANIES    AMOUNT      TO NET
                                               --------   ---------   -----------   -------   ----------
                                                                   ($ IN THOUSANDS)
December 31, 1994:
  Life insurance in force....................  $  --       $ --         -$-         $ --        --
                                               ========    =======       ====       =======      ===
  Premiums:
     Life insurance..........................  $           $             $          $
     Accident and health insurance...........
     Property and liability insurance........   111,415     21,178        108        90,345      .12%
                                               --------    -------       ----       -------      ---
          Total premiums.....................  $111,415    $21,178       $108       $90,345*     .12%
                                               ========    =======       ====       =======      ===

---------------

* Reconciliation of total premiums to net premiums earned, the amount reflected in the statements of earnings is as follows:

                                                              FOR THE YEAR ENDED
                                                               DECEMBER 31, 1994
                                                              -------------------
                                                               ($ IN THOUSANDS)
Total premiums..............................................        $90,345
Increase in unearned premiums...............................        (28,868)
                                                                    -------
          Net premiums earned...............................        $61,477
                                                                    =======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KIRBY CORPORATION
                                              (Registrant)

                                            By:        BRIAN K. HARRINGTON
                                              ----------------------------------
                                                     BRIAN K. HARRINGTON
                                                    SENIOR VICE PRESIDENT

Dated: March 5, 1997

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  CAPACITY                         DATE
                ---------                                  --------                         ----

         GEORGE A. PETERKIN, JR.            Chairman of the Board and Director of      March 5, 1997
------------------------------------------    the Company
         George A. Peterkin, Jr.

                J. H. PYNE                  President, Director of the Company and     March 5, 1997
------------------------------------------    Principal Executive Officer
                J. H. Pyne

           BRIAN K. HARRINGTON              Senior Vice President, Treasurer,          March 5, 1997
------------------------------------------    Assistant Secretary of the Company
           Brian K. Harrington                and Principal Financial Officer

            G. STEPHEN HOLCOMB              Vice President, Controller, Assistant      March 5, 1997
------------------------------------------    Treasurer, Assistant Secretary of
            G. Stephen Holcomb                the Company and Principal Accounting
                                              Officer

         GEORGE F. CLEMENTS, JR.            Director of the Company                    March 5, 1997
------------------------------------------
         George F. Clements, Jr.

               C. SEAN DAY                  Director of the Company                    March 5, 1997
------------------------------------------
               C. Sean Day

          WILLIAM M. LAMONT, JR.            Director of the Company                    March 5, 1997
------------------------------------------
          William M. Lamont, Jr.

           ROBERT G. STONE, JR.             Director of the Company                    March 5, 1997
------------------------------------------
           Robert G. Stone, Jr.

             THOMAS M. TAYLOR               Director of the Company                    March 5, 1997
------------------------------------------
             Thomas M. Taylor

            J. VIRGIL WAGGONER              Director of the Company                    March 5, 1997
------------------------------------------
            J. Virgil Waggoner

                               INDEX TO EXHIBITS

         10.24+          1996 Employee Stock Option Plan for Kirby Corporation.
         10.25+          Amendment No. 1 to the 1994 Employee Stock Option Plan for
                            Kirby Corporation.
         21.1            Principal Subsidiaries of the Registrant.
         23.1            Consent of KPMG Peat Marwick LLP.
         27.1            Financial Data Schedule.
         28.1            Independent Auditor's Report of Deloitte & Touche LLP.