Form 10-K/A
period 1996-12-31
KIRBY CORP
filed 1997-03-14
CIK 56047

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A

                               AMENDMENT NO. 1


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

This Amendment No. 1 on Form 10-K/A (this "Amendment") to correct a certain typographical error and omission of the Company's 1996 Financial Data
Schedule (Exhibit 27). Inadvertently, the Company's 1995 Financial Data Schedule was placed into the filing. Attached herewith, as amended Exhibit 27, is the Company's 1996 Financial Data Schedule.

                                   SIGNATURE

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

                                            KIRBY CORPORATION
                                              (Registrant)

                                            By:        BRIAN K. HARRINGTON
                                              ----------------------------------
                                                     BRIAN K. HARRINGTON
                                                    SENIOR VICE PRESIDENT


Dated: March 13, 1997

                                EXHIBIT INDEX


                        27 -- Financial Data Schedule