Form 10-Q
period 1997-03-31
KIRBY CORP
filed 1997-05-06
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  For the quarter ended March 31, 1997

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

Commission File Number       1-7615

                               Kirby Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Nevada                                   74-1884980
--------------------------------------         ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

   1775 St. James Place, Suite 200, Houston, TX         77056-3453
--------------------------------------------------------------------------------
      (Address of principal executive offices)          (Zip Code)

                                 (713) 435-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

            1775 St. James Place, Suite 300, Houston, TX 77056-3453
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on May 5, 1997 was 24,300,336.

                         PART 1 - FINANCIAL INFORMATION

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                                         March 31,     December 31,
                                                                           1997           1996
                                                                         ---------     ------------
                                                                             ($ in thousands)
Current assets:
    Cash and invested cash                                               $  2,729          1,544
    Available-for-sale securities - short-term investments                 18,154         18,199
    Accounts and notes receivable, net of allowance for
    doubtful accounts                                                      80,379         79,866
    Inventory - finished goods, at lower of average cost or market         16,585         16,361
    Prepaid expenses and other                                             15,209         13,315
    Deferred taxes                                                          1,004            600
                                                                         --------        -------

            Total current assets                                          134,060        129,885
                                                                         --------        -------

Property and equipment, at cost                                           524,204        518,773
    Less allowance for depreciation                                       208,010        200,049
                                                                         --------        -------

                                                                          316,194        318,724
                                                                         --------        -------

Investments in affiliates:
   Insurance affiliate                                                     42,010         44,554
   Marine affiliates                                                       12,522         12,697
                                                                         --------        -------

                                                                           54,532         57,251
                                                                         --------        -------

Excess cost of consolidated subsidiaries, net of accumulated
   amortization                                                             8,141          8,316
Sundry                                                                      9,159         10,354
                                                                         --------        -------

                                                                         $522,086        524,530
                                                                         ========        =======



           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             March 31,        December 31,
                                                                               1997               1996
                                                                             ---------        ------------
                                                                                   ($ in thousands)
Current liabilities:
    Current portion of long-term debt                                        $   5,333            5,333
    Income taxes payable                                                         4,430            4,027
    Accounts payable                                                            26,813           30,518
    Accrued liabilities                                                         49,080           44,511
    Deferred revenues                                                            5,451            5,302
                                                                             ---------          -------

              Total current liabilities                                         91,107           89,691
                                                                             ---------          -------

Long-term debt, less current portion                                           177,517          176,617
Deferred taxes                                                                  46,705           45,901
Other long-term liabilities                                                      6,709            6,567
                                                                             ---------          -------

                                                                               230,931          229,085
                                                                             ---------          -------

Contingencies and commitments                                                       --               --

Stockholders' equity:
    Preferred stock, $1.00 par value per share.  Authorized 20,000,000
        shares                                                                      --               --
    Common stock, $.10 par value per share. Authorized 60,000,000
        shares, issued 30,907,000 shares                                         3,091            3,091
    Additional paid-in capital                                                 158,665          158,712
    Unrealized net losses in value of available-for-sale securities               (851)             (32)
    Retained earnings                                                          120,002          115,263
                                                                             ---------          -------
                                                                               280,907          277,034

    Less cost of 6,607,000 shares in treasury (6,129,000 at December
            31, 1996)                                                           80,859           71,280
                                                                             ---------          -------
                                                                               200,048          205,754
                                                                             ---------          -------

                                                                             $ 522,086          524,530
                                                                             =========          =======





           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                         1997             1996
                                                                      ---------        ----------
                                                                        ($ in thousands, except
                                                                           per share amounts)
Revenues:
   Transportation                                                      $ 77,912          77,472
   Diesel repair                                                         20,544          14,935
   Investment income                                                        291             337
   Loss on disposition of assets                                            (16)            (16)
   Other                                                                    184             175
                                                                       --------          ------
                                                                         98,915          92,903
                                                                       --------          ------

Costs and expenses:
   Costs of sales and operating expenses (except as shown below)         67,199          61,462
   Selling, general and administrative                                   11,322          10,151
   Taxes, other than on income                                            1,825           1,925
   Depreciation and amortization                                          8,796           9,388
                                                                       --------          ------

                                                                         89,142          82,926
                                                                       --------          ------
         Operating income                                                 9,773           9,977

Equity in earnings of insurance affiliate                                   401             969
Equity in earnings of marine affiliates                                     863             748
Interest expense                                                         (3,374)         (3,315)
                                                                       --------          ------

         Earnings before taxes on income                                  7,663           8,379
Provision for taxes on income                                            (2,924)         (3,139)
                                                                       --------          ------

         Net earnings                                                  $  4,739           5,240
                                                                       ========          ======

Net earnings per share of common stock                                 $    .19             .20
                                                                       ========          ======






           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                               Three months ended March 31,
                                                                               ----------------------------
                                                                                  1997             1996
                                                                               ---------         --------
                                                                                     ($ in thousands)
Cash flows from operating activities:
   Net earnings                                                                  $  4,739           5,240
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                                8,796           9,388
       Provision for deferred income taxes                                            842             983
       Loss on disposition of assets                                                   16              16
       Deferred scheduled maintenance costs                                         2,895           1,421
       Equity in earnings of insurance affiliate, net of redemption                 1,599            (969)
       Equity in earnings of marine affiliates, net of distributions                  176            (748)
       Other                                                                           --             628
       Increase in cash flows resulting from changes in operating working
         capital                                                                   (3,275)          6,200
                                                                                 --------         -------

         Net cash provided by operating activities                                 15,788          22,159
                                                                                 --------         -------

Cash flows from investing activities:
    Proceeds from sale and maturities of investments                                1,935              --
    Purchase of investments                                                        (2,205)         (1,793)
    Capital expenditures                                                           (6,358)        (13,787)
    Proceeds from disposition of assets                                               750           2,737
                                                                                 --------         -------

            Net cash used in investing activities                                  (5,878)        (12,843)
                                                                                 --------         -------

Cash flows from financing activities:
    Payments on bank revolving credit agreements, net                             (15,100)         (8,600)
    Increase in long-term debt                                                     50,000              --
    Payments on long-term debt                                                    (34,000)           (426)
    Purchase of treasury stock                                                    (10,608)             --
    Proceeds from exercise of stock options                                           983              81
                                                                                 --------         -------

            Net cash used  in financing activities                                 (8,725)         (8,945)
                                                                                 --------         -------

            Increase in cash and invested cash                                      1,185             371

Cash and invested cash, beginning of year                                           1,544           1,457
                                                                                 --------         -------
Cash and invested cash, end of period                                            $  2,729           1,828
                                                                                 ========         =======

Supplemental disclosures of cash flow information:

    Cash paid during the period:
        Interest                                                                 $  1,550           1,138
        Income taxes                                                             $    294             300


           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


         In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31,1997 and December 31, 1996, and the results of operations for the three months ended March 31, 1997 and 1996.

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

(2)      TAXES ON INCOME

         Earnings before taxes on income and details of the provision for taxes on income for the three months ended March 31, 1997 and 1996 were as follows (in thousands):



                                       Three months ended
                                            March 31,
                                       -------------------
                                        1997         1996
                                       ------       ------
Earnings before taxes on income:
   United States                       $7,262        7,410
   Foreign                                401          969
                                       ------        -----
                                       $7,663        8,379
                                       ======        =====


Provision for taxes on income:
   United States:
       Current                         $1,727        2,016
       Deferred                           827          983
       State and municipal                170          140
                                       ------        -----
                                        2,724        3,139
   Puerto Rico - Current                  200           --
                                       ------        -----
                                       $2,924        3,139
                                       ======        =====

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(3)        LONG-TERM DEBT

           The Company has on file a shelf registration on Form S-3 with the Securities and Exchange Commission providing for the issue of up to $250,000,000 of medium term notes ("Medium Term Notes") at fixed or floating interest rates with maturities of nine months or longer. In January 1997, the Company issued $50,000,000 of the authorized Medium Term Notes at a fixed interest rate of 7.05%, due January 29, 2002. Proceeds from the issuance were used to retire $34,000,000 of Medium Term Notes due March 10, 1997, with the balance used to reduce the Company's revolving credit agreement (the "Credit Agreement") with Texas Commerce Bank National Association, as agent bank. As of March 31, 1997, $121,000,000 was available under the Medium Term Notes program and $44,700,000 was available for takedown under the Credit Agreement. Both issues are available to provide financing for future business and equipment acquisitions and working capital requirements.

(4)        INSURANCE DISCLOSURE

           The Company's investment in Universal Insurance Company ("Universal"), a property and casualty insurance company operating exclusively in the Commonwealth of Puerto Rico, is accounted for under the equity method of accounting. Currently, the Company owns 45% of Universal's voting common stock and 55% is owned by Eastern America Financial Group, Inc. In March 1997, Universal redeemed $2,000,000 of Universal's voting common stock, reducing the Company's voting common stock investment in Universal from 47% to 45%.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


           Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, fog and ice, marine accidents, construction of new equipment by competitors, including construction with government assisted financing, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company.

           The Company is a provider of marine transportation services for both the inland and offshore marine markets. The marine transportation segment is divided into two divisions, organized around the markets they serve. The Inland Division serves the inland industrial chemical, petrochemical, agricultural chemical and refined products markets. The Offshore Division serves the offshore refined products, dry-bulk, container and palletized cargo markets. The Offshore Division also serves as managing partner of two offshore marine partnerships, of which the Company has a 35% and 50%, respectively, ownership. The partnerships are accounted for under the equity method of accounting.

           The Company is engaged through its Diesel Repair Division in the sale, overhaul and repair of large medium-speed diesel engines in marine, power generation and rail applications. The Company's 45% voting common stock investment in Universal is accounted for under the equity method of accounting.

RESULTS OF OPERATIONS

           The Company reported net earnings for the 1997 first quarter of $4,739,000, or $.19 per share, on revenues of $98,915,000, compared with $5,240,000, or $.20 per share, on revenues of $92,903,000 for the 1996 first quarter. Net earnings for the 1997 first quarter were reduced by a net loss estimated to total $1,750,000, or $.07 per share, from the effects of flooding throughout the Mississippi River System.

           The following table sets forth the Company's revenues and percentage of such revenues for the three months ended March 31, 1997 compared with the three months ended March 31, 1996 (dollars in thousands):

                                            THREE MONTHS ENDED MARCH 31,
                                ----------------------------------------------------
                                        1997                          1996                     INCREASE (DECREASE)
                                ----------------------       -----------------------        ------------------------
                                AMOUNTS           %           AMOUNTS           %           AMOUNTS            %
                                -------        -------        -------        -------        -------         -------
Revenues:
   Inland Division              $54,811             55%       $56,854             61%       $(2,043)             (4)%
   Offshore Division             23,101             23         20,618             22          2,483              12
   Diesel Repair Division        20,544             21         14,935             16          5,609              38
   Other income                     459              1            496              1            (37)             (7)
                                -------        -------        -------        -------        -------         -------
                                $98,915            100%       $92,903            100%       $ 6,012               6%
                                =======        =======        =======        =======        =======         =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


           The 4% decline in revenue for the Inland Division was primarily attributable to the severe flooding on the Mississippi River System during the 1997 first quarter, which resulted in an estimated loss of revenue of $2,600,000. The flooding resulted in river closures in selected areas for numerous days and mandated regulatory operating restrictions. During the majority of the first quarter, the upper Mississippi River and Ohio River experienced high water and flooding conditions. During the month of March, the lower Mississippi River, the Company's principal area of operations, experienced high water not seen in such severity since 1983. The loss of revenue was the result of delays, diversions and limitations on night passages, horsepower requirements and size of tows. In addition, the revenue for the Inland Division for the three months ended March 31, 1996 included approximately $1,900,000 of revenue from the Company's harbor services operation, whose revenue for the 1997 first three months of approximately $2,400,000 was included in the Offshore Division.

           During the latter portion of the 1997 first quarter, the Inland Division's equipment was fully utilized and spot market rates increased. Fleet utilization and spot market pricing has benefited from the river system's inefficiencies, as well as improved volumes in the inland chemical, petrochemical and refined products markets.

           The Offshore Division's 12% increase in revenue for the 1997 first quarter was primarily attributable to the addition of the harbor services operation's revenue of approximately $2,400,000 as noted above. The Division's tanker fleet operated at full utilization at adequate rates for the majority of the 1997 and 1996 first quarters, moving heating oil to the Northeast and refined products to the West Coast. Spot market rates were higher during the 1997 first quarter compared with the 1996 first quarter. During the 1997 first quarter, only one of the Company's two preference-aid freighters was employed, compared with one fully employed, one partially employed and one idle during the 1996 first quarter. The Company scrapped one freighter in September, 1996. Lack of available movements and corresponding low rates continue to plague this segment of the Offshore Division.

           The Diesel Repair Division's revenue for the 1997 first three months reflected a 38% increase over the 1996 corresponding quarter. The increase was primarily due to the inclusion of MKW Power System, Inc. ("MKW"), whose operating assets were acquired in July 1996. Such acquisition generated approximately $7,300,000 of revenue during the 1997 first quarter. In addition, the flooding on the Mississippi River System during the 1997 first quarter affected the Diesel Repair Division, as its Midwest facility was negatively impacted by deferred engine maintenance and overhauls from its inland marine customers.

           The following table sets forth the costs and expenses and percentage of each for the three months ended March 31, 1997 compared with the three months ended March 31, 1996 (dollars in thousands):

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                                                         THREE MONTHS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                       1997                          1996                     INCREASE (DECREASE)
                                               ----------------------        ----------------------        -----------------------
                                               AMOUNTS           %           AMOUNTS           %           AMOUNTS             %
                                               -------        -------        -------        -------        -------         -------
Costs and expenses:
   Costs of sales and operating expenses       $67,199             75%       $61,462             74%       $ 5,737               9%
   Selling, general and administrative          11,322             13         10,151             12          1,171              12
   Taxes, other than on income                   1,825              2          1,925              2           (100)             (5)
   Depreciation and amortization                 8,796             10          9,388             12           (592)             (6)
                                               -------        -------        -------        -------        -------         -------
                                               $89,142            100%       $82,926            100%       $ 6,216               7%
                                               =======        =======        =======        =======        =======         =======

           The 9% increase in costs of sales and operating expenses primarily reflected the Diesel Repair Division's 1997 first quarter costs and expenses associated with the approximate $7,300,000 of revenues generated from the operating assets acquired from MKW. In addition, the Inland Division's operating expenses increased for the 1997 first quarter, reflecting the high utilization of the vessels associated with the flooding.

           Selling, general and administrative expenses increased 12% in the 1997 first quarter compared with the first quarter of 1996. The increase was largely due to approximately $1,900,000 of additional expenses associated with the Diesel Repair Division's acquisition of MKW. Selling, general and administrative expenses for the Inland Division and corporate activities declined approximately $900,000, reflecting the savings from the 1996 reorganization program, which was designed to reduce administrative costs and improve operating efficiencies.

           Depreciation and amortization for the 1997 first quarter was 6% lower than the corresponding 1996 quarter. During the 1996 second quarter, the Company changed the estimated depreciable lives of its inland tank barges and towboats. The change, recorded in the 1996 second quarter, was effective as of January 1, 1996 and decreased depreciation expense for the 1996 first six months by $1,261,000. The change in the estimated lives provided a more consistent matching of revenues and depreciation expenses over the economic useful lives of the inland barges and towboats.

           The following table sets forth the operating income and operating margin by division for the three months ended March 31, 1997 compared with the three months ended March 31, 1996 (dollars in thousands):

                                                       THREE MONTHS ENDED MARCH 31,
                                           ----------------------------------------------------
                                                    1997                          1996                 INCREASE (DECREASE)
                                           ----------------------        ----------------------      ----------------------
                                           AMOUNTS           %           AMOUNTS           %         AMOUNTS             %
                                           -------        -------        -------        -------      -------        -------
Operating income (loss):
     Inland Division                       $ 5,791           10.6%      $ 7,208            12.7%     $(1,417)           (20)%
     Offshore Division                       3,104           13.4         2,564            12.4          540             21
     Diesel Repair Division                  1,547            7.5         1,183             7.9          364             31
     Corporate, net                           (669)                        (978)                         309             32
                                           -------                     --------                      -------        -------
                                           $ 9,773                      $ 9,977                      $  (204)            (2)%
                                           =======                     ========                      =======        =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


           As stated above, flooding on the entire Mississippi River System during the 1997 first quarter resulted in an estimated reduction in the Inland Division's revenue and operating profit of $2,600,000. Adding back the flooding impact, the Inland Division's 1997 first quarter operating margin was 14.6%, an improvement over the 12.7% margin reported for the 1996 first quarter.

           The following table sets forth the equity in earnings of affiliates and interest expense for the three months ended March 31, 1997 compared with the three months ended March 31, 1996 (dollars in thousands):

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                                                      INCREASE (DECREASE)
                                                                                    ----------------------
                                                 1997                 1996          AMOUNT             %
                                                -------              -------        ------           -----
Equity in earnings of insurance affiliate       $   401              $   969        $  (568)           (59)%
Equity in earnings of marine affiliates             863                  748            115             15%
Interest expense                                 (3,374)              (3,315)            59              2%



           The Company currently has a 45% voting common stock investment in Universal. The amount recorded by the Company as equity in earnings for the Company's investment in Universal is influenced to the extent that anticipated future redemptions by Universal of its common stock exceeds the Company's investment in Universal's stock. The Company also has a 100% investment in Universal's nonvoting preferred stock. Because the preferred stock controls a separate portfolio of U.S. Treasury Securities, the Company accounts for this preferred stock under SFAS 115. Therefore, the interest earned, as well as the realized gains from the sale of U.S. Treasury Securities collateralizing the preferred stock, were included as part of equity in earnings of the insurance affiliate. For the 1997 and 1996 first quarters, the Company recorded $251,000 and $237,000, respectively, of interest earned from its investment in U.S. Treasury Securities, and recognized during the 1996 first quarter $582,000 of realized gains from the sale of such U.S. Treasury Securities, which were included in equity in earnings of insurance affiliate.

           Equity in earnings of marine affiliates reflected a 15% increase for the 1997 first quarter compared with the 1996 first quarter. The offshore marine partnership vessels were fully employed during each comparable quarter, with the exception of fewer shipyard days in the 1997 first quarter.

           Interest expense reflected a 2% increase for the 1997 first quarter compared with the first quarter of 1996 due to the increase in the long-term debt to finance the purchase of treasury stock discussed below, and the recently completed barge construction project also discussed below. Excess cash flows from operating activities were used to pay down the long-term debt.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

BALANCE SHEET

           Total assets as of March 31, 1997 were $522,086,000, a decrease of less than 1%, compared with $524,530,000 as of December 31, 1996. The following table sets forth the significant components of the balance sheet as of March 31, 1997 compared with December 31, 1996 (dollars in thousands):

                                                                                INCREASE (DECREASE)
                                            MARCH 31,      DECEMBER 31,      ---------------------------
                                               1997           1996             AMOUNT             %
                                            ---------       ---------        ---------        ---------
Assets:
     Current assets                         $ 134,060       $ 129,885        $   4,175                3%
     Property and equipment, net              316,194         318,724           (2,530)              (1)
     Investments in affiliates                 54,532          57,251           (2,719)              (5)
     Other assets                              17,300          18,670           (1,370)              (7)
                                            ---------       ---------        ---------        ---------
                                            $ 522,086       $ 524,530        $  (2,444)              --%
                                            =========       =========        =========        =========

Liabilities and Stockholders' equity:
     Current liabilities                    $  91,107       $  89,691        $   1,416                2%
     Long-term debt                           177,517         176,617              900                1
     Deferred taxes                            46,705          45,901              804                2
     Other long-term liabilities                6,709           6,567              142                2
     Stockholders' equity                     200,048         205,754           (5,706)              (3)
                                            ---------       ---------        ---------        ---------
                                            $ 522,086       $ 524,530        $  (2,444)              --%
                                            =========       =========        =========        =========


           The 3% growth in current assets primarily reflected the increase in prepaid expenses associated with the annual insurance premiums from the Company's captive insurance subsidiary. The decrease of 1% of property and equipment reflected the depreciation of approximately $8,100,000, offset by approximately $6,400,000 of capital additions, which are more fully discussed below. The 5% decrease in investments in affiliates was attributable to the $2,000,000 redemption from Universal, more fully described below, and a $1,039,000 distribution from the marine partnerships, offset by the equity in earnings of the insurance affiliate and marine affiliates for the first quarter of 1997. Other assets decreased 7% primarily from the amortization of excess cost of consolidated subsidiaries and other intangibles totaling $675,000 for the 1997 first quarter.

           Long-term debt, more fully described below, increased $900,000 during the quarter, reflecting an increase in long-term debt associated with the treasury stock acquisitions, less paydowns on debt from the operating cash flow generated during the quarter. The 2% increase in deferred taxes payable was directly attributable to the $827,000 provision for deferred taxes. Stockholders' equity decreased 3% during the 1997 first quarter, reflecting the net earnings of $4,739,000, offset by the purchase of treasury stock of more fully described below, and a decrease in the unrealized value of investments associated with the Universal preferred stock described above.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


LONG-TERM DEBT

           In January 1997, the Company issued $50,000,000 of Medium Term Notes at a fixed interest rate of 7.05% due January 29, 2002. Proceeds from the issuance were used to retire the $34,000,000 of Medium Term Notes due March 10, 1997, with the balance used to reduce the Company's $100,000,000 revolving Credit Agreement. As of March 31, 1997, $95,000,000 was outstanding under the Medium Term Notes program and $55,300,000 was outstanding under the Credit Agreement.

CAPITAL EXPENDITURES

           The Company continued to enhance its existing operations through the construction of new equipment. During the 1997 first quarter, the final two newly constructed inland tank barges were placed in service, completing the order of 24 double-skin 29,000 barrel capacity barges, for use in the movement of industrial chemicals and refined products. The construction project cost approximately $1,500,000 per barge. Funds for the construction project were available through the Company's Credit Agreement and cash provided by operating activities.

TREASURY STOCK PURCHASES

           During the 1997 first quarter, the Company purchased 564,450 shares of its own common stock at a total purchase price of $10,608,000, for an average price of $18.80 per share. Since April 1, 1997, the Company has purchased 16,200 shares of its common stock at a total purchase price of $279,000, for an average price of $17.20 per share. As of May 5, 1997, the Company had 1,859,000 shares available under the 6,250,000 total repurchase authorization. The treasury stock purchases were financed by borrowing under the Company's Credit Agreement. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

LIQUIDITY

           The Company generated net cash provided by operating activities of $15,788,000 for the first three months of 1997 compared with $22,159,000 for the 1996 first three months. The 1997 first quarter was negatively affected by a $3,275,000 decrease from changes in operating working capital, compared with an increase of $6,200,000 from changes in operating working capital for the 1996 first quarter. The 1997 first quarter also included a $2,000,000 redemption of Universal's common stock and a $1,039,000 distribution from marine partnerships.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



           Funds generated are available for capital construction projects, treasury stock repurchases, asset acquisitions, repayment of borrowings associated with treasury stock acquisitions or asset acquisitions and for other operating requirements. In addition to its net cash provided by operating activities, the Company also has available as of May 5, 1997, $48,000,000 under its revolving credit agreement and $121,000,000 available under its Medium Term Notes program. The Company's fixed principal payments during the next 12 months are $5,333,000.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           For a detailed explanation of the material pending legal proceedings against the Company, please refer to the Form 10-K for the year ended December 31, 1996.

Item 4.    Results of Votes of Security Holders

(a)        The Registrant held its Annual Meeting of Stockholders on April 15,
           1997.

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

(c) A proposal to approve the 1996 Employee Stock Option Plan was also approved by the Stockholders at the Annual Meeting. The number of affirmative, negative and abstained votes with respect to the matter was as follows:

                        For                                18,960,049
                        Against                             2,783,761
                        Abstain                               121,531


Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits:

            11.0  Computation of Earnings per Common Share.

            27.0  Financial Data Schedule.

(b)         Reports on Form 8-K:

            There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    KIRBY CORPORATION
                                                    (Registrant)



                                                    By:  /s/ G. STEPHEN HOLCOMB
                                                         -----------------------
                                                         G. Stephen Holcomb
                                                         Vice President and
                                                         Controller


Dated:     May 6, 1997

                               Index to Exhibits

Exhibit
Number                          Description
-------                         ------------
11.0                            Computation of Earnings per Common Share.
27.0                            Financial Data Schedule.