Form 10-Q
period 1997-06-30
KIRBY CORP
filed 1997-08-04
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                      For the quarter ended June 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

Commission File Number       1-7615

                               Kirby Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                         74-1884980
-----------------------------------            ---------------------------------
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

                            Yes [ X ]            No [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on August 1, 1997 was 24,304,836.

                         PART 1 - FINANCIAL INFORMATION

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                                      June 30,  December 31,
                                                                        1997       1996
                                                                      --------   --------
                                                                       ($ in thousands)
Current assets:
     Cash and invested cash                                           $  4,213      1,544
     Available-for-sale securities - short-term investments             20,163     18,199
     Accounts and notes receivable, net of allowance for doubtful
         accounts                                                       84,401     79,866
     Inventory - finished goods, at lower of average cost or market     18,517     16,361
     Prepaid expenses and other                                         14,841     13,315
     Deferred taxes                                                      1,018        600
                                                                      --------   --------

             Total current assets                                      143,153    129,885
                                                                      --------   --------

Property and equipment, at cost                                        525,770    518,773
     Less allowance for depreciation                                   213,740    200,049
                                                                      --------   --------

                                                                       312,030    318,724
                                                                      --------   --------

Investments in affiliates:
    Insurance affiliate                                                 43,105     44,554
    Marine affiliates                                                   13,616     12,697
                                                                      --------   --------

                                                                        56,721     57,251
                                                                      --------   --------

Excess cost of consolidated subsidiaries, net of accumulated
    amortization                                                         7,966      8,316
Sundry                                                                   7,426     10,354
                                                                      --------   --------

                                                                      $527,296    524,530
                                                                      ========   ========




           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      June 30,   December 31,
                                                                       1997         1996
                                                                     ---------    ---------
                                                                        ($ in thousands)
 Current liabilities:
     Current portion of long-term debt                               $   5,333        5,333
     Income taxes payable                                                2,343        4,027
     Accounts payable                                                   24,325       30,518
     Accrued liabilities                                                50,918       44,511
     Deferred revenues                                                   3,714        5,302
                                                                     ---------    ---------

            Total current liabilities                                   86,633       89,691
                                                                     ---------    ---------

Long-term debt, less current portion                                   177,251      176,617
Deferred taxes                                                          47,744       45,901
Other long-term liabilities                                              7,065        6,567
                                                                     ---------    ---------

                                                                       232,060      229,085
                                                                     ---------    ---------

Contingencies and commitments                                               --           --

Stockholders' equity:
   Preferred stock, $1.00 par value per share.  Authorized
       20,000,000 shares                                                    --           --
   Common stock, $.10 par value per share.  Authorized 60,000,000
       shares, issued 30,907,000 shares                                  3,091        3,091
   Additional paid-in capital                                          158,575      158,712
   Unrealized net losses in value of available-for-sale securities        (259)         (32)
   Retained earnings                                                   128,107      115,263
                                                                     ---------    ---------
                                                                       289,514      277,034

   Less cost of 6,604,000 shares in treasury (6,129,000 at
       December 31, 1996)                                              (80,911)     (71,280)
                                                                     ---------    ---------
                                                                       208,603      205,754
                                                                     ---------    ---------

                                                                     $ 527,296      524,530
                                                                     =========    =========


           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                            Three months ended         Six months ended
                                                                 June 30,                 June 30,
                                                          ----------------------    ----------------------
                                                            1997         1996         1997         1996
                                                          ---------    ---------    ---------    ---------
                                                             ($ in thousands, except per share amounts)
    Revenues:
       Transportation                                     $  83,996       81,312      161,908      158,784
       Diesel repair                                         20,406       14,630       40,950       29,565
       Investment income and other                              142          195          618          707
       Gain on disposition of assets                            174        1,764          157        1,748
                                                          ---------    ---------    ---------    ---------

                                                            104,718       97,901      203,633      190,804
                                                          ---------    ---------    ---------    ---------

    Costs and expenses:
       Costs of sales and operating expenses (except as
          shown below)                                       69,658       62,565      136,857      124,027
       Selling, general and administrative                   11,388       10,632       22,710       20,783
       Taxes, other than on income                            2,053        1,904        3,878        3,829
       Depreciation and amortization                          8,738        8,267       17,534       17,655
                                                          ---------    ---------    ---------    ---------

                                                             91,837       83,368      180,979      166,294
                                                          ---------    ---------    ---------    ---------

             Operating income                                12,881       14,533       22,654       24,510

    Equity in earnings of insurance affiliate                 2,911          382        3,312        1,351
    Equity in earnings of marine affiliates                     531        1,166        1,394        1,914
    Interest expense                                         (3,450)      (3,161)      (6,824)      (6,476)
                                                          ---------    ---------    ---------    ---------

             Earnings before taxes on income                 12,873       12,920       20,536       21,299
    Provision for taxes on income                            (4,768)      (4,694)      (7,692)      (7,833)
                                                          ---------    ---------    ---------    ---------

             Net earnings                                 $   8,105        8,226       12,844       13,466
                                                          =========    =========    =========    =========

    Net earnings per share of common stock                $     .33          .31          .52          .51
                                                          =========    =========    =========    =========




           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Six months ended June 30,
                                                                             -------------------------
                                                                                 1997        1996
                                                                               --------    --------
Cash flows from operating activities:
   Net earnings                                                                $ 12,844      13,466
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                             17,534      17,655
       Provision for deferred income taxes                                        1,548       2,775
       Gain on disposition of assets                                               (157)     (1,748)
       Deferred scheduled maintenance costs                                       4,672       2,475
       Equity in earnings of insurance affiliate, net of redemption               1,188      (1,351)
       Equity in earnings of marine affiliates, net of distributions               (919)       (426)
       Other                                                                          2          92
       Increase (decrease) in cash flows resulting from changes in operating
          working capital                                                       (13,446)        861
                                                                               --------    --------

          Net cash provided by operating activities                              23,266      33,799
                                                                               --------    --------

Cash flows from investing activities:
    Proceeds from sale and maturities of investments                              1,935        --
    Purchase of investments                                                      (3,987)     (1,283)
    Capital expenditures                                                        (11,351)    (23,679)
    Proceeds from disposition of assets                                           1,940       5,100
                                                                               --------    --------

             Net cash used in investing activities                              (11,463)    (19,862)
                                                                               --------    --------

Cash flows from financing activities:
    Payments on bank revolving credit agreements, net                           (10,200)     (8,400)
    Increase in long-term debt                                                   50,000        --
    Payments on long-term debt                                                  (39,166)     (5,513)
    Purchase of treasury stock                                                  (10,887)       --
    Proceeds from exercise of stock options                                       1,119         417
                                                                               --------    --------

            Net cash used in financing activities                                (9,134)    (13,496)
                                                                               --------    --------

             Increase in cash and invested cash                                   2,669         441

Cash and invested cash, beginning of year                                         1,544       1,457
                                                                               --------    --------

Cash and invested cash, end of period                                          $  4,213       1,898
                                                                               ========    ========

Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                               $  6,155       6,510
        Income taxes                                                           $  6,314       4,487



           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, and the results of operations for the three months and six months ended June 30, 1997 and 1996.

(1)      BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company's latest Annual Report on Form 10-K.

(2)      ADOPTION OF ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. This statement establishes standards for computing and presenting earnings per share and requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statements of earnings. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 by December 31, 1997 and does not expect the adoption to have a material impact on its calculation of earnings per share.

(3)      TAXES ON INCOME

         Earnings before taxes on income and details of the provision for taxes on income for the three months and six months ended June 30, 1997 and 1996 were as follows (in thousands):

                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,                JUNE 30,
                                   ---------------------   ---------------------
                                     1997        1996        1997        1996
                                   ---------   ---------   ---------   ---------
Earnings before taxes on income:
     United States                 $   9,962      12,538      17,224      19,948
     Foreign                           2,911         382       3,312       1,351
                                   ---------   ---------   ---------   ---------
                                   $  12,873      12,920      20,536      21,299
                                   =========   =========   =========   =========

Provision for taxes on income:
     United States
         Current                   $   3,052       2,755       4,779       4,771
         Deferred                        691       1,792       1,518       2,775
         State and municipal             300         147         470         287
                                   ---------   ---------   ---------   ---------
                                       4,043       4,694       6,767       7,833
     Puerto Rico - Current               725        --           925        --
                                   ---------   ---------   ---------   ---------
                                   $   4,768       4,694       7,692       7,833
                                   =========   =========   =========   =========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


(4)      LONG-TERM DEBT

         The Company has on file a shelf registration on Form S-3 with the Securities and Exchange Commission providing for the issue of up to $250,000,000 of medium term notes ("Medium Term Notes") at fixed or floating interest rates with maturities of nine months or longer. In January 1997, the Company issued $50,000,000 of the authorized Medium Term Notes at a fixed interest rate of 7.05%, due January 29, 2002. Proceeds from the issuance were used to retire $34,000,000 of Medium Term Notes due March 10, 1997, with the balance used to reduce the Company's revolving credit agreement (the "Credit Agreement") with Texas Commerce Bank National Association, as agent bank. As of June 30, 1997, $121,000,000 was available under the Medium Term Notes program and $39,800,000 was available for takedown under the Credit Agreement. Both issues are available to provide financing for future business and equipment acquisitions and working capital requirements.

(5)      INSURANCE DISCLOSURE

         The Company's investment in Universal Insurance Company ("Universal"), a property and casualty insurance company operating exclusively in the Commonwealth of Puerto Rico, is accounted for under the equity method of accounting. Currently, the Company owns 45% of Universal's voting common stock and 55% is owned by Eastern America Financial Group, Inc. ("Eastern America"). In March 1997, Universal redeemed $2,000,000 of Universal's voting common stock from the Company, reducing the Company's voting common stock investment in Universal from 47% to 45%.

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

         The Company is a provider of marine transportation services for both the inland and offshore marine markets. The marine transportation segment is divided into two divisions, organized around the markets they serve. The Inland Division serves the inland industrial chemical, petrochemical, agricultural chemical and refined products markets. The Offshore Division serves the offshore refined products, dry-bulk, container and palletized cargo markets. The Offshore Division also serves as managing partner of two offshore marine partnerships, of which the Company has a 35% and 50% ownership, respectively. The partnerships are accounted for under the equity method of accounting.

         The Company is engaged through its Diesel Repair Division in the sale, overhaul and repair of large medium-speed diesel engines in marine, power generation and rail applications. The Company's 45% voting common stock investment in Universal is accounted for under the equity method of accounting.

RESULTS OF OPERATIONS

         The Company reported net earnings for the 1997 second quarter of $8,105,000, or $.33 per share, on revenues of $104,718,000, compared with net earnings of $8,226,000, or $.31 per share, on revenues of $97,901,000 for the second quarter of 1996. The 1997 second quarter net earnings included the receipt from Universal of $2,500,000, or $.06 per share after taxes, the result of a resolution of a previously reserved Universal contingency for outstanding litigation. Net earnings for the 1997 first six months totaled $12,844,000, or $.52 per share, on revenues of $203,633,000. Net earnings for the 1996 first six months totaled $13,466,000, or $.51 per share, on revenues of $190,804,000.

         The following tables set forth the Company's revenues from its principal operating divisions and percentage of such revenues for the three months and six months ended June 30, 1997 compared with the three months and six months ended June 30, 1996 (dollars in thousands):

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


                                                          THREE MONTHS ENDED JUNE 30,
                                                  ------------------------------------------
                                                         1997                       1996                 INCREASE (DECREASE)
                                                  ----------------         --------------------         ---------------------
                                                  Amounts      %            Amounts        %              Amounts          %
                                                  -------     ---           -------       ---             -------         ---
Revenues:
   Inland Division                                $62,948       60%         $62,123        63%             $825            1%
   Offshore Division                               21,048       20           19,189        20             1,859           10
   Diesel Repair Division                          20,406       19           14,630        15             5,776           39
   Other income                                       316        1            1,959         2            (1,643)         (84)
                                                 --------      ----         -------       ----           -------         ----
                                                 $104,718      100%         $97,901       100%           $6,817            7%
                                                 ========      ====         =======       ====           =======         ====

                                                          SIX MONTHS ENDED JUNE 30,
                                                  ------------------------------------------
                                                         1997                 1996             INCREASE (DECREASE)
                                                  ----------------     --------------------    -------------------
                                                  Amounts     %        Amounts       %          Amounts       %
                                                  -------    ---       -------      ---        --------      ---
Revenues:
   Inland Division                               $117,759      58%     $118,977       62%     $ (1,218)      (1)%
   Offshore Division                               44,149      22        39,807       21         4,342       11
   Diesel Repair Division                          40,950      20        29,565       16        11,385       39
   Other income                                       775      --         2,455        1        (1,680)     (68)
                                                 --------     ----     --------      ----     ---------     ----
                                                 $203,633     100%     $190,804      100%     $ 12,829        7 %
                                                 =========    ====     ========      ====     =========     ====

         Revenues for the Inland Division for both comparable periods remained relatively constant. During the 1997 second quarter and first six months utilization was enhanced and spot market rates increased; however, such improvements were offset by the impact of the flooding on the Mississippi River System during the months of February through April. During the majority of the 1997 first quarter, the upper Mississippi River and Ohio River experienced high water and flooding conditions, with river closures in selected areas and mandated regulatory operating restrictions. During the month of March, and extending into April, the lower Mississippi River, the Company's principal area of operations, experienced high water not seen in such severity since 1983. The loss of revenue, estimated at approximately $750,000 for the 1997 second quarter and approximately $3,450,000 for the 1997 first six months, was the result of delays, diversions and limitations on night passages, horsepower requirements and size of tows. The effects of the flooding throughout the Mississippi River System, which reduced the Company's revenues and increased its expenses, resulted in a reduction in net earnings by an estimated $.03 per share for the 1997 second quarter and $.10 per share for the 1997 first six months.

         During the latter part of the 1997 first quarter and during the second quarter, fleet utilization and spot market pricing remained strong due to inefficiencies in the river system. Volumes also improved in the inland chemical, petrochemical and refined products markets. In addition, revenue for the Inland Division for the 1996 second quarter and 1996 first six months included approximately $2,100,000 and $3,900,000, respectively, of revenue from the Company's harbor services operation. Revenue from the harbor services operation for the 1997 second quarter and 1997 first six months of approximately $2,400,000 and $4,700,000, respectively, was included in the Offshore Division.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


         The Offshore Division's 10% increase for the 1997 second quarter and 11% increase for the 1997 first six months was primarily attributable to the addition of the harbor services operation's revenue of approximately $2,400,000 for the 1997 second quarter and $4,700,000 for the 1997 first six months, as previously noted. During the 1997 second quarter, the Division's liquid tanker fleet experienced a significant decline in spot market rates and utilization when compared with the 1997 first quarter, when the fleet experienced full utilization at adequate rates. During the 1997 first quarter, the tankers moved heating oil to the Northeast and refined products to the West Coast. During the 1997 second quarter, higher MTBE imports, record clean petroleum production by middle Atlantic and California refineries and additional capacity competing for spot market movements resulted in the lay-up of certain spot market tankers for a portion of the quarter and lower spot market rates.

         The Offshore Division's two preference food aid freighters were only partially employed during the 1997 second quarter and first six months. During the corresponding periods of the prior year, the Division averaged only one of their vessels being employed. In May 1997, one of the Division's freighters was scrapped following a preference food aid trip to North Korea. The Division had previously scrapped one freighter in September 1996. Lack of available movements and corresponding low rates continue to effect this segment of the Offshore Division.

         The Diesel Repair Division's revenue for the 1997 second quarter and first six months reflected a 39% increase for both periods when compared with the corresponding periods of the 1996 year. The increases were primarily due to the inclusion of MKW Power Systems, Inc. ("MKW"), whose operating assets were acquired in July 1996. Such acquisition generated approximately $7,800,000 and $15,200,000, respectively, of revenue during the 1997 second quarter and 1997 first six months. During the months of February through April 1997, the Diesel Repair Division's Midwest facility was negatively impacted by the lingering effect of the Mississippi River flooding and a disappointing inland dry cargo barge market.

         The decrease in other income for both the 1997 second quarter and first six months compared with the 1996 corresponding periods primarily reflected the realized gain for the sale of two inland towboats of $1,769,000 during the 1996 second quarter.

         The following tables set forth the costs and expenses and percentage of each for the three months and six months ended June 30, 1997 compared with the three months and six months ended June 30, 1996 (dollars in thousands):

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


                                                  THREE MONTHS ENDED JUNE 30,
                                           --------------------------------------------
                                                    1997                   1996             INCREASE (DECREASE)
                                           --------------------    --------------------    ---------------------
                                           AMOUNTS        %        AMOUNTS        %         AMOUNTS        %
                                           --------    --------    --------    --------    --------     --------
Costs and expenses:
   Costs of sales and operating expenses   $ 69,658          76%   $ 62,565          75%   $  7,093           11%
   Selling, general and administrative       11,388          12      10,632          13         756            7
   Taxes, other than on income                2,053           2       1,904           2         149            8
   Depreciation and amortization              8,738          10       8,267          10         471            6
                                           --------    --------    --------    --------    --------     --------
                                           $ 91,837         100%   $ 83,368         100%   $  8,469           10%
                                           ========    ========    ========    ========    ========     ========


                                                 SIX MONTHS ENDED JUNE 30,
                                           --------------------------------------------
                                                    1997                   1996             INCREASE (DECREASE)
                                           --------------------    --------------------    ---------------------
                                           AMOUNTS        %        AMOUNTS        %         AMOUNTS        %
                                           --------    --------    --------    --------    --------     --------
Costs and expenses:
   Costs of sales and operating expenses   $136,857          76%   $124,027          75%   $ 12,830           10%
   Selling, general and administrative       22,710          12      20,783          12       1,927            9
   Taxes, other than on income                3,878           2       3,829           2          49            1
   Depreciation and amortization             17,534          10      17,655          11        (121)          (1)
                                           --------    --------    --------    --------    --------     --------
                                           $180,979         100%   $166,294         100%   $ 14,685            9%
                                           ========    ========    ========    ========    ========     ========


         The 11% increase for the 1997 second quarter and 10% increase for the 1997 first half in costs of sales and operating expenses primarily reflected the increased Diesel Repair Division's costs and expenses of approximately $6,100,000 and $11,000,000, respectively, generated from acquiring the operating assets of MKW. In addition, the Inland Division's operating expenses increased for the 1997 second quarter and first half by an estimated $250,000, reflecting the high costs and equipment utilization associated with the flooding.

         Selling, general and administrative expenses increased 7% for the 1997 second quarter and 9% for the first six months when compared with the corresponding periods of 1996. The increases were largely due to approximately $1,500,000 of additional expenses for the 1997 second quarter and approximately $3,400,000 for the 1997 first half of additional expenses associated with the Diesel Repair Division's acquisition of MKW. Selling, general and administrative expenses for the Inland Division and corporate activities declined approximately $850,000 for the 1997 second quarter and $1,950,000 for the 1997 first half, when compared with the corresponding periods of 1996, primarily reflecting the savings from the 1996 reorganization, which reduced administrative costs.

         Depreciation and amortization for the 1997 second quarter increased 6% and for the 1997 first half decreased 1% when compared with the corresponding 1996 periods. The 6% increase for the 1997 second quarter was primarily attributable to the Company's change in the estimated depreciable lives of its inland tank barges and towboats. The change, recorded in the 1996 second quarter, was effective as of January 1, 1996 and decreased depreciation expense for the 1996 second quarter and first six months by $1,261,000. The change in the estimated lives provided a more consistent matching of revenues and depreciation expense over the economic useful lives of

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


the inland tank barges and towboats. Partially offsetting the decrease associated with the change in the estimated depreciable lives was the depreciation of new inland tank barges, 14 of which were added in 1996 and two were added in 1997.

         The following tables set forth the operating income and operating margin by division for the three months and six months ended June 30, 1997 compared with the three months and six months ended June 30, 1996 (dollars in thousands):


                                      THREE MONTHS ENDED JUNE 30,
                         -----------------------------------------------------
                                   1997                        1996              INCREASE  DECREASE)
                         ------------------------   -------------------------- -----------------------
                          OPERATING                 OPERATING
                           INCOME       OPERATING    INCOME         OPERATING
                          (LOSS)          MARGIN     (LOSS)           MARGIN     AMOUNTS      %
                         ---------         ----     ---------          ----    ---------    --------
Inland Division          $  11,004         17.5%    $  11,524          18.6%   $    (520)          (5)%
Offshore Division            1,361          6.5%        1,477           7.7%        (116)          (8)
Diesel Repair Division       1,667          8.2%        1,313           9.0%         354           27
Corporate expenses          (1,467)                    (1,740)                       273           16
                         ---------                  ---------                  ---------    ---------
                         $  12,565                  $  12,574                  $      (9)          -- %
                         =========                  =========                  =========    =========


                                         SIX MONTHS ENDED JUNE 30,
                         -----------------------------------------------------
                                   1997                        1996              INCREASE  DECREASE)
                         ------------------------   -------------------------- -----------------------
                          OPERATING                 OPERATING
                           INCOME       OPERATING    INCOME         OPERATING
                          (LOSS)          MARGIN     (LOSS)           MARGIN     AMOUNTS       %
                         ---------         ----     ---------          ----    ---------    --------
Inland Division          $  16,795         14.3%    $  18,732          15.7%   $  (1,937)         (10)%
Offshore Division            4,465         10.1%        4,041          10.1%         424           10
Diesel Repair Division       3,214          7.8%        2,496           8.4%         718           29
Corporate expenses          (2,595)                    (3,214)                       619           19
                         ---------                  ---------                  ---------    ---------
                         $  21,879                  $  22,055                  $    (176)          (1)%
                         =========                  =========                  =========    =========

         As previously discussed, flooding on the entire Mississippi River System during the 1997 first quarter, and continued flooding on the lower Mississippi River during the month of April, resulted in estimated reductions in the Inland Division's operating profit for the 1997 second quarter and first six months of approximately $1,000,000 and $3,700,000, respectively. Adding back the flooding impact, the Inland Division's 1997 second quarter and first six months operating margin would have been approximately 19% and 17%, respectively, an improvement over the 17.5% operating margin reported for the 1997 second quarter and 14.3% reported for the 1997 first six months.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


         The following tables set forth the equity in earnings of affiliates and interest expense for the three months and six months ended June 30, 1997 compared with the three months and six months ended June 30, 1996 (dollars in thousands):


                                          THREE MONTHS ENDED JUNE 30,  INCREASE (DECREASE)
                                          --------------------------- --------------------
                                              1997         1996         AMOUNT         %
                                            ---------    ---------    ---------    ---------
Equity in earnings of insurance affiliate   $   2,911    $     382    $   2,529          662%
Equity in earnings of marine affiliates           531        1,166         (635)         (54)
Interest expense                               (3,450)      (3,161)         289            9

                                           SIX MONTHS ENDED JUNE 30,  INCREASE (DECREASE)
                                          --------------------------- --------------------
                                              1997         1996        AMOUNT          %
                                            ---------    ---------    ---------    ---------
Equity in earnings of insurance affiliate   $   3,312    $   1,351    $   1,961          145%
Equity in earnings of marine affiliates         1,394        1,914         (520)         (27)
Interest expense                               (6,824)      (6,476)         348            5


         The Company currently has a 45% voting common stock investment in Universal. The amount recorded by the Company as equity in earnings for the Company's investment in Universal is influenced to the extent that anticipated future redemptions by Universal of its common stock exceeds the Company's investment in Universal's stock. The Company also has a 100% investment in Universal's nonvoting preferred stock. Because the preferred stock controls a separate portfolio of U.S. Treasury Securities, the Company accounts for this preferred stock under SFAS 115. Therefore, the interest earned, as well as the realized gains from the sale of U.S. Treasury Securities collateralizing the preferred stock, were included as part of equity in earnings of the insurance affiliate. For the 1997 and 1996 second quarters and first six months, the Company recorded $261,000 and $232,000, and $512,000 and $469,000, respectively, of interest earned from its investment in U.S. Treasury Securities, and recognized during the 1996 first quarter $582,000 of realized gains from the sale of such U.S. Treasury Securities, which were included in equity in earnings of insurance affiliate.

         The Company recognized in the 1997 second quarter $2,911,000 of equity in earnings of insurance affiliate, including the $2,500,000 of cash received from Universal as the result of a resolution of a previously reserved Universal contingency for outstanding litigation. The litigation was fully reserved on Universal's financial records and was set aside as part of the merger in 1992 of Universal with Eastern America.

         Equity in earnings of marine affiliates reflected a 54% decrease for the 1997 second quarter compared with the 1996 second quarter, and a 27% decrease for the 1997 first six months compared with the first six months of

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


1996. During the 1997 second quarter, two of the partnership's barge and tug units were in the shipyard for maintenance for the majority of the quarter.

         Interest expense reflected a 9% increase for the 1997 second quarter compared with the second quarter of 1996, and a 5% increase for the 1997 first six months compared with the first six months of 1996. Long-term debt was increased to finance the purchase of treasury stock discussed below, and the recently completed barge construction project also discussed below. Excess cash flows from operating activities were used to pay down the long-term debt.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

BALANCE SHEET

         Total assets as of June 30, 1997 were $527,296,000, an increase of 1% compared with $524,530,000 as of December 31, 1996. The following table sets forth the significant components of the balance sheet as of June 30, 1997 compared with December 31, 1996 (dollars in thousands):

                                                                     INCREASE (DECREASE)
                                         JUNE 30,    DECEMBER 31, -------------------------
                                           1997         1996        AMOUNT           %
                                        ----------   ----------   ----------     ----------
Assets:
     Current assets                     $  143,153   $  129,885   $   13,268             10%
     Property and equipment, net           312,030      318,724       (6,694)            (2)
     Investments in affiliates              56,721       57,251         (530)            (1)
     Other assets                           15,392       18,670       (3,278)           (18)
                                        ----------   ----------   ----------     ----------
                                        $  527,296   $  524,530   $    2,766              1%
                                        ==========   ==========   ==========     ==========

Liabilities and Stockholders' equity:
     Current liabilities                $   86,633   $   89,691   $   (3,058)            (3)%
     Long-term debt                        177,251      176,617          634           --
     Deferred taxes                         47,744       45,901        1,843              4
     Other long-term liabilities             7,065        6,567          498              8
     Stockholders' equity                  208,603      205,754        2,849              1
                                        ----------   ----------   ----------     ----------
                                        $  527,296   $  524,530   $    2,766              1%
                                        ==========   ==========   ==========     ==========

         The 10% increase in current assets primarily reflected an increase in cash and available-for-sale securities of $4,633,000, accounts receivable of $4,535,000 and finished goods inventory for the Diesel Repair Division of $2,156,000. The increase in accounts receivable was due primarily to higher trade accounts receivable recorded in May and June, reflecting the strong inland equipment utilization. The increase in inventory reflected higher inventory levels in the Gulf Coast due to a strong offshore oilfield services market. The 2% decrease in property and equipment primarily reflected the depreciation for the 1997 first six months of approximately $16,300,000,

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


offset by approximately $11,400,000 of capital additions. Other assets decreased 18% primarily from the amortization of excess costs of consolidated subsidiaries and other intangibles of approximately $1,300,000 and approximately $2,300,000 of amortization of prepaid maintenance costs of ocean-going vessels.

         Current liabilities reflected a 3% decrease primarily due to a 20% decrease in accounts payable. Partially offsetting the decrease in accounts payable was a 14% increase in accrued liabilities, the majority of which was an increase in accruals for scheduled repair and maintenance, which are charged to operating expense based on estimated annual expenditures.

         Long-term debt, more fully described below, remained relatively flat during the 1997 first half, reflecting the additional long-term borrowings associated with the treasury stock acquisitions and barge construction project, more fully described below, less paydown on debt from the operating cash flow generated during the 1997 first half. Stockholders' equity increased 1% during the 1997 first half, reflecting the net earnings of $12,844,000, offset by the purchase of treasury stock during the year of $10,900,000 and a small decrease in the unrealized value of investments associated with the Universal preferred stock.

LONG-TERM DEBT

         In January 1997, the Company issued $50,000,000 of Medium Term Notes at a fixed interest rate of 7.05% due January 29, 2002. Proceeds from the issuance were used to retire the $34,000,000 of Medium Term Notes due March 10, 1997, with the balance used to reduce the Company's $100,000,000 revolving Credit Agreement. As of June 30, 1997, $95,000,000 was outstanding under the Medium Term Notes program and $60,200,000 was outstanding under the Credit Agreement.

CAPITAL EXPENDITURES

         The Company continued to enhance its existing operations through the construction of new equipment. During the 1997 first quarter, the final two new inland tank barges were placed in service, completing the order of 24 double-skin 29,000 barrel capacity barges. The construction project cost approximately $1,500,000 per barge. Funds for the construction project were available through the Company's Credit Agreement and cash provided by operating activities.

TREASURY STOCK PURCHASES

         During the 1997 first quarter, the Company purchased 564,450 shares of its own common stock at a total purchase price of $10,608,000, for an average price of $18.80 per share. In the 1997 second quarter, the Company purchased 16,200 shares of its common stock at a total purchase price of $279,000, for an average price of $17.20 per share. As of August 1, 1997, the Company had 1,859,000 shares available under the 6,250,000 total repurchase authorization. The treasury stock purchases were financed by borrowing under the Company's Credit Agreement. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

LIQUIDITY

         The Company generated net cash provided by operating activities of $23,266,000 for the first six months of 1997 compared with $33,799,000 for the 1996 first six months. The 1997 first half was negatively impacted by a $13,446,000 decrease in cash flow resulting from changes in operating working capital, compared with an $861,000 increase for the first six months of 1996. The 1997 first six months net cash provided by operating activities included a $2,000,000 redemption of Universal's common stock and the $2,500,000 of cash received from Universal for the lawsuit ruling.

         Funds generated are available for capital projects, treasury stock repurchases, asset acquisitions, repayment of borrowings and for other operating requirements. In addition to its net cash provided by operating activities, the Company also has available as of July 31, 1997, $45,200,000 under its revolving credit agreement and $121,000,000 available under its Medium Term Notes program. The Company's fixed principal payments during the next 12 months are $5,333,000.

         During the last three years, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel, can be passed through to its customers, while the transportation assets acquired and accounted for using the purchase method of accounting were adjusted to a fair market value and, therefore, the cumulative long-term effect on inflation was reduced. The repair portion of the diesel repair segment is based on prevailing current market rates or on negotiated service contracts with its customers. The Company does not presently use financial derivatives, but uses a mix of floating and fixed rate debt. The Company has no foreign exchange risks.

         The Company has no present plan to pay dividends on its common stock.

ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. This statement establishes standards for computing and presenting earnings per share and requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statements of earnings. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 by December 31, 1997 and does not expect the adoption to have a material impact on its calculation of earnings per share.

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

Item 6.           Exhibits and Reports on Form 8-K.

(a)               Exhibits:

                  11.0     Computation of Earnings per Common Share.

                  27.0     Financial Data Schedule

(b)               Reports on Form 8-K:

                  There were no reports on Form 8-K filed for the six months ended June 30, 1997.


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Kirby Corporation
                                          (Registrant)


                                          By:   /s/ G. Stephen Holcomb
                                                -----------------------------
                                                G. Stephen Holcomb
                                                Vice President and Controller





Date:  August 4, 1997

                                 EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION
------             -----------
   11.0     Computation of Earnings per Common Share.

   27.0     Financial Data Schedule