Form 10-Q
period 1997-09-30
KIRBY CORP
filed 1997-11-05
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q



 [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the quarter ended September 30, 1997

 [   ]   Transition report pursuant to Section 13 or 15(d) of the Securities and
         Exchange Act of 1934

 Commission File Number             1-7615

                                Kirby Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                        74-1884980
-----------------------------               -----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

             1775 St. James Place, Suite 200, Houston, TX 77056-3453
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (713) 435-1000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on November 4, 1997 was 24,330,636.

                         PART 1 - FINANCIAL INFORMATION

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                    September 30,   December 31,
                                                                        1997            1996
                                                                      --------        --------
                                                                          ($ in thousands)
Current assets:
     Cash and invested cash                                           $  3,105           1,544
     Available-for-sale securities - short-term investments             21,006          18,199
     Accounts and notes receivable, net of allowance for doubtful
         accounts                                                       80,286          79,866
     Inventory - finished goods, at lower of average cost or market     17,398          16,361
     Prepaid expenses and other                                         15,803          13,315
     Deferred taxes                                                      1,417             600
                                                                      --------        --------
             Total current assets                                      139,015         129,885
                                                                      --------        --------
Property and equipment, at cost                                        531,342         518,773
     Less allowance for depreciation                                   220,699         200,049
                                                                      --------        --------
                                                                       310,643         318,724
                                                                      --------        --------
Investments in affiliates:
    Insurance affiliate                                                 44,302          44,554
    Marine affiliates                                                   15,404          12,697
                                                                      --------        --------
                                                                        59,706          57,251
                                                                      --------        --------
Excess cost of consolidated subsidiaries, net of accumulated
    amortization                                                         6,809           8,316
Sundry                                                                   8,260          10,354
                                                                      --------        --------
                                                                      $524,433         524,530
                                                                      ========        ========


            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    September 30,   December 31,
                                                                        1997            1996
                                                                      --------        --------
                                                                         ($ in thousands)
 Current liabilities:
     Current portion of long-term debt                              $   5,333            5,333
     Income taxes payable                                               3,692            4,027
     Accounts payable                                                  20,477           30,518
     Accrued liabilities                                               54,430           44,511
     Deferred revenues                                                  4,033            5,302
                                                                    ---------        ---------
            Total current liabilities                                  87,965           89,691
                                                                    ---------        ---------
Long-term debt, less current portion                                  164,968          176,617
Deferred taxes                                                         48,624           45,901
Other long-term liabilities                                             7,418            6,567
                                                                    ---------        ---------
                                                                      221,010          229,085
                                                                    ---------        ---------
Contingencies and commitments                                              --               --

Stockholders' equity:
   Preferred stock, $1.00 par value per share.  Authorized
       20,000,000 shares                                                   --               --
   Common stock, $.10 par value per share.  Authorized 60,000,000
       shares, issued 30,907,000 shares                                 3,091            3,091
   Additional paid-in capital                                         158,569          158,712
   Unrealized net gains (losses) in value of available-for-sale
       securities                                                         343              (32)
   Retained earnings                                                  134,056          115,263
                                                                    ---------        ---------
                                                                      296,059          277,034
   Less cost of 6,579,000 shares in treasury (6,129,000 at
       December 31, 1996)                                             (80,601)         (71,280)
                                                                    ---------        ---------
                                                                      215,458          205,754
                                                                    ---------        ---------
                                                                    $ 524,433          524,530
                                                                    =========        =========


            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                               Three months ended                 Nine months ended
                                                                  September 30,                      September 30,
                                                          ---------------------------         -------------------------
                                                              1997             1996             1997             1996
                                                           ---------         --------         --------         --------
                                                                    ($ in thousands, except per share amounts)
Revenues:
   Transportation                                          $  80,103           80,830          242,011          239,620
   Diesel repair                                              18,877           19,271           59,827           48,836
   Investment income and other                                   342              216              960              917
   Gain on disposition of assets                                  13               19              170            1,767
                                                           ---------         --------         --------         --------
                                                              99,335          100,336          302,968          291,140
                                                           ---------         --------         --------         --------

Costs and expenses:
   Costs of sales and operating expenses (except as
      shown below)                                            65,950           65,778          202,807          189,805
   Selling, general and administrative                        11,188           11,073           33,898           31,856
   Taxes, other than on income                                 2,006            1,683            5,884            5,512
   Depreciation and amortization                               8,607            8,615           26,141           26,270
                                                           ---------         --------         --------         --------
                                                              87,751           87,149          268,730          253,443
                                                           ---------         --------         --------         --------
         Operating income                                     11,584           13,187           34,238           37,697

Equity in earnings of insurance affiliate                        422              404            3,734            1,755
Equity in earnings of marine affiliates                          778            1,141            2,172            3,055
Interest expense                                              (3,293)          (3,437)         (10,117)          (9,913)
                                                           ---------         --------         --------         --------
         Earnings before taxes on income                       9,491           11,295           30,027           32,594
Provision for taxes on income                                 (3,542)          (4,189)         (11,234)         (12,022)
                                                           ---------         --------         --------         --------
         Net earnings                                      $   5,949            7,106           18,793           20,572
                                                           =========         ========         ========         ========
Net earnings per share of common stock                     $     .24              .28              .76              .79
                                                           =========         ========         ========         ========


            See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                               Nine months
                                                                                                            ended September  30,
                                                                                                          ----------------------
                                                                                                             1997         1996
                                                                                                          ---------      -------
Cash flows from operating activities:
   Net earnings                                                                                            $ 18,793       20,572
     Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                                                         26,141       26,270
       Provision for deferred income taxes                                                                    1,705        4,805
       Gain on disposition of assets                                                                           (170)      (1,767)
       Deferred scheduled maintenance costs                                                                   5,823        3,213
       Equity in earnings of insurance affiliate, net of redemption                                             766       (1,755)
       Equity in earnings of marine affiliates, net of distributions                                         (2,708)       1,028
       Other                                                                                                      3          127
       Increase (decrease) in cash flows resulting from changes in operating working capital                 (8,740)       9,656
                                                                                                           --------     --------

          Net cash provided by operating activities                                                          41,613       62,149
                                                                                                           --------     --------

Cash flows from investing activities:
    Proceeds from sale and maturities of investments                                                          1,935        1,885
    Purchase of investments                                                                                  (4,678)      (3,423)
    Capital expenditures                                                                                    (18,480)     (30,150)
    Purchase of assets of diesel repair company                                                                  --      (14,211)
    Proceeds from disposition of assets                                                                       2,284        6,091
                                                                                                           --------     --------

                Net cash used in investing activities                                                       (18,939)     (39,808)
                                                                                                           --------     --------

Cash flows from financing activities:
    Borrowings (payments) on bank revolving credit agreements, net                                          (22,400)       8,800
    Increase in long-term debt                                                                               50,000           --
    Payments on long-term debt                                                                              (39,249)      (5,593)
    Purchase of treasury stock                                                                              (10,887)     (26,331)
    Proceeds from exercise of stock options                                                                   1,423          452
                                                                                                           --------     --------

                Net cash used in financing activities                                                       (21,113)     (22,672)
                                                                                                           --------     --------

                Increase (decrease) in cash and invested cash                                                 1,561         (331)

Cash and invested cash, beginning of year                                                                     1,544        1,457
                                                                                                           --------     --------

Cash and invested cash, end of period                                                                      $  3,105        1,126
                                                                                                           ========      =======

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                                           $  7,203        7,194
        Income taxes                                                                                       $  8,311        7,448

    Noncash investing and financing activity:
        Assumption of liabilities in connection with purchase of assets of diesel
            repair company                                                                                 $     --        2,623

            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

            In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, and the results of operations for the three months and nine months ended September 30, 1997 and 1996.

(1)         BASIS FOR PREPARATION OF THE CONDENSED  FINANCIAL STATEMENTS

            The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to reflect current presentation of financial information. It is suggested that these condensed financial statements be read in conjunction with the Company's latest Annual Report on Form 10-K.

(2)         ADOPTION OF ACCOUNTING STANDARDS

            In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share and requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statements of earnings. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, including, among other things, foreign currency transaction adjustments, notes receivable from employee stock ownership plans and deferred gains (losses) on hedging activities. Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and will be adopted by the Company by December 31, 1997. SFAS No. 130 and SFAS No. 131 are effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 128 is not expected to have a material impact on the Company's calculation of earnings per share, and the adoption of SFAS No. 130 and SFAS No. 131 is not expected to have a material impact on the Company's financial condition or results of operations.

(3)         TAXES ON INCOME

            Earnings before taxes on income and details of the provision for taxes on income for the three months and nine months ended September 30, 1997 and 1996 were as follows (in thousands):

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


                                            Three months ended           Nine months ended
                                                September 30,               September 30,
                                           ---------------------        --------------------
                                             1997          1996          1997          1996
                                           -------        ------        ------        ------
Earnings before taxes on income:
     United States                         $ 9,069        10,891        26,293        30,839
     Foreign - Puerto Rico                     422           404         3,734         1,755
                                           -------        ------        ------        ------
                                           $ 9,491        11,295        30,027        32,594
                                           =======        ======        ======        ======
Provision for taxes on income:
     United States:
         Current                           $ 3,111         1,961         7,890         6,732
         Deferred                              157         2,030         1,675         4,805
         State and municipal                   274           198           744           485
                                           -------        ------        ------        ------
                                             3,542         4,189        10,309        12,022
    Foreign - Puerto Rico - Current             --            --           925            --
                                           -------        ------        ------        ------

                                           $ 3,542         4,189        11,234        12,022
                                           =======        ======        ======        ======

 (3)        LONG-TERM DEBT

            On September 19, 1997, the Company agreed to new terms under its $100,000,000 revolving credit agreement ("Credit Agreement") with Texas Commerce Bank National Association ("TCB"), as agent bank. Under the new terms, the Credit Agreement was extended to September 2002, reduced the margin of interest paid on its borrowings, provided adjusted interest rates based on the Company's senior credit rating and eliminated certain financial covenants.

            The Company has on file a shelf registration on Form S-3 with the Securities and Exchange Commission providing for the issue of up to $250,000,000 of medium term notes ("Medium Term Notes") at fixed or floating interest rates with maturities of nine months or longer. In January 1997, the Company issued $50,000,000 of the authorized Medium Term Notes at a fixed interest rate of 7.05%, due January 29, 2002. Proceeds from the issuance were used to retire $34,000,000 of Medium Term Notes due March 10, 1997, with the balance used to reduce the Company's revolving Credit Agreement. As of September 30, 1997, $121,000,000 was available under the Medium Term Notes program and $52,000,000 was available for takedown under the Credit Agreement. Both issues are available to provide financing for future business and equipment acquisitions and working capital requirements.

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

            The Company is a provider of marine transportation services for both the inland and offshore marine markets. The marine transportation segment is divided into two divisions, organized around the markets they serve. The Inland Division serves the inland industrial chemical, petrochemical, agricultural chemical and refined products markets. The Offshore Division serves the offshore refined products, dry-bulk, container and palletized cargo markets. The Offshore Division also serves as managing partner of two offshore marine partnerships, of which the Company owns a 35% and 50% interest, respectively. The partnerships are accounted for under the equity method of accounting.

            The Company is engaged through its Diesel Repair Division in the sale, overhaul and repair of large medium-speed diesel engines in marine, power generation and rail applications. The Company's 45% voting common stock investment in Universal is accounted for under the equity method of accounting.

RESULTS OF OPERATIONS

            The Company reported net earnings for the 1997 third quarter of $5,949,000 or $.24 per share, on revenues of $99,335,000, compared with net earnings of $7,106,000, or $.28 per share, on revenues of $100,336,000 for the third quarter of 1996. Net earnings for the 1997 first nine months totaled $18,793,000, or $.76 per share, on revenues of $302,968,000. Net earnings for the 1996 first nine months totaled $20,572,000, or $.79 per share, on revenues of $291,140,000.

            The following tables set forth the Company's revenues from its principal operating divisions and percentage of such revenues for the three months and nine months ended September 30, 1997 compared with the three months and nine months ended September 30, 1996 (dollars in thousands):

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


                                             Three months ended September 30,
                                        ----------------------------------------------
                                                1997                       1996                   Increase (decrease)
                                        -------------------       --------------------          ----------------------
                                        Amounts          %         Amounts          %            Amounts            %
                                        -------        ----       --------        ----          --------          ----
Revenues:
   Inland Division                       $59,701         60%        $58,991         59%          $    710            1 %
   Offshore Division                      20,402         21          21,839         22             (1,437)          (7)
   Diesel Repair Division                 18,877         19          19,271         19               (394)          (2)
   Other income                              355         --             235         --                120           51
                                         -------        ----       --------        ----          --------          ----
                                         $99,335        100%       $100,336        100%          $ (1,001)          (1)%
                                         =======        ====       ========        ====          ========          ====

                                                Nine months ended September 30,
                                        ----------------------------------------------
                                                1997                       1996                   Increase (decrease)
                                        -------------------       --------------------          ----------------------
                                        Amounts          %         Amounts          %            Amounts            %
                                        -------        ----       --------        ----          --------          ----
Revenues:
   Inland Division                      $177,460         59%      $173,857          60%          $  3,603            2 %
   Offshore Division                      64,551         21         65,763          22             (1,212)          (2)
   Diesel Repair Division                 59,827         20         48,836          17             10,991           23
   Other income                            1,130         --          2,684           1             (1,554)         (58)
                                         -------        ----       --------        ----          --------          ----
                                        $302,968        100%      $291,140         100%          $ 11,828            4 %
                                         =======        ====       ========        ====          ========          ====


            Inland Division revenue for the 1997 third quarter reflected a 1% increase when compared with the 1996 third quarter. During the 1997 third quarter, spot market rates reflected a modest increase and term contracts were generally being renewed at higher rates. Chemical and petrochemical volumes were positive, however, refined product movements softened in September. The movements of liquid fertilizer and anhydrous ammonia by the Inland Division are normally seasonal, coinciding with the spring and fall fertilizer season. The 1997 fall fertilizer season, normally starting in late August or early September, did not strengthen until early October, resulting in an estimated $1,000,000 reduction in 1997 third quarter and nine months revenue.

            The Inland Division's revenue was derived from long-term contracts, short-term contracts and spot movements of products for customers in the chemical, petrochemical, agricultural chemical and refined products markets. As of September 30, 1997 and 1996, approximately 80% of inland movements were under term contracts and 20% were spot movements of products.

            The Company's harbor tug operation for the 1997 third quarter and 1997 first nine months were reported within the Offshore Division. For comparative purposes, the 1996 third quarter and 1996 first nine months results for the harbor tug operation have been reclassified from the Inland Division to the Offshore Division. Revenue for the harbor tug operation for the 1997 third quarter and 1997 first nine months were $2,600,000 and $7,300,000, respectively, compared with revenue for the 1996 third quarter and 1996 first nine months of $2,300,000 and $6,200,000, respectively.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


            Revenue for the Inland Division for the 1997 first nine months increased 2% compared with the first nine months of 1996. Since early 1997, the Inland Division has experienced a modest hike in utilization and spot market rates, and contracts have generally been renewed at higher rates. Within the past year, the Company has removed from service 25 single skin barges and have placed into service six new double skin barges, for a net 3% reduction in inland fleet capacity. Older vessels have historically been removed from service when it is not prudent to continue to maintain or overhaul the vessel. In addition, the 1997 first nine months revenue was negatively impacted by the flooding on the Mississippi River System during the months of February through April. During the majority of the 1997 first quarter, the upper Mississippi River and Ohio River experienced high water and flooding conditions, with river closures in selected areas and mandated regulatory operating restrictions. During the month of March, and extending into April, the lower Mississippi River, the Company's principal area of operation, experienced high water not seen in such severity since 1983. The loss of revenue, estimated at approximately $3,450,000 for the months of February through April, was the result of delays, diversions and limitations on night passages, horsepower requirements and size of tows. The effects of the flooding throughout the Mississippi River System reduced the Company's revenues and increased its expenses, resulting in a reduction in net earnings by an estimated $.10 per share for the 1997 first nine months.

            The Offshore Division experienced a 7% reduction in revenue during the 1997 third quarter compared with the 1996 third quarter, and a 2% reduction for the 1997 first nine months compared with the first nine months of 1996. Since early April, the Company's Jones Act product tanker fleet have experienced a soft demand for their services, resulting in lower rates and the lay-up of spot market tankers for extended periods of time. The Jones Act tanker market is currently suffering from an overcapacity of vessels. Such additional capacity competing for spot market movements, expanded production by Northeast and West Coast refineries, and the movement of lower volumes of gasoline blending components, have all contributed to the continued soft demand for offshore refined product movements. In addition, two tankers were out of service for part of the 1997 third quarter for scheduled overhauls.

            The Company is currently reviewing alternative strategies concerning its Jones Act product tanker fleet. Such strategies range from a direct sale of the fleet, to alternative marketing arrangements designed to better insulate the Company from fluctuations in the market, to continuing to operate the fleet, but at reduced levels.

            In October, the last of the Company's three preference food-aid freighters was sold following a food-aid voyage to East Africa. In May and September 1997, the first and second freighters were sold following food-aid trips to North Korea. Each of the freighters were sold for scrap. Lack of available movements and corresponding low rates have negatively impacted this segment of the Offshore Division for several years.

            The Diesel Repair Division's revenue for the 1997 third quarter decreased 2% compared with the 1996 third quarter, while the 1997 first nine months revenue increased 23% compared with the first nine months of 1996. During the 1997 third quarter, as well as the 1997 first and second quarters, the Division's Midwest market was negatively impacted by deferred overhauls by inland towing customers due to the spring flooding and by dry cargo customers due to slow grain exports. The Division's Gulf Coast and East Coast markets have remained positive. In addition to the impact on revenue noted above, the 23% increase for the 1997 first nine months over the corresponding period of the prior year was primarily due to the inclusion of MKW Power Systems, Inc. ("MKW"), whose operating assets were acquired on July 31, 1996.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

            The following tables set forth the costs and expenses and percentage of each for the three months and nine months ended September 30, 1997 compared with the three months and nine months ended September 30, 1996 (dollars in thousands):


                                                         Three months ended September 30,
                                               ----------------------------------------------------
                                                         1997                           1996               Increase (decrease)
                                               -----------------------         --------------------        -------------------
                                               Amounts             %           Amounts          %          Amounts         %
                                               -------         -------         -------         ----         ------       ----
Costs and expenses:
   Cost of sales and operating expenses        $65,950              75%        $65,778           75%        $ 172          --%
   Selling, general and administrative          11,188              13          11,073           13           115           1
   Taxes, other than on income                   2,006               2           1,683            2           323          19
   Depreciation and amortization                 8,607              10           8,615           10            (8)         --
                                               -------         -------         -------         ----         -----        ----
                                               $87,751             100%        $87,149          100%        $ 602           1%
                                               =======         =======         =======         ====         =====        ====

                                                          Nine months ended September 30,
                                               ----------------------------------------------------
                                                         1997                           1996               Increase (decrease)
                                               -----------------------         --------------------        -------------------
                                               Amounts             %           Amounts          %          Amounts         %
                                               -------         -------         -------         ----         ------       ----
Costs and expenses:
   Costs of sales and operating expenses        $202,807            75%       $189,805           75%        $ 13,002        7%
   Selling, general and administrative            33,898            13          31,856           13            2,042        6
   Taxes, other than on income                     5,884             2           5,512            2              372        7
   Depreciation and amortization                  26,141            10          26,270           10             (129)      --
                                                --------         -----        --------         -----        --------     ----
                                                $268,730           100%       $253,443          100%        $ 15,287        6%
                                                ========         =====        ========         =====        ========     ====


            Costs of sales and operating expenses for the 1997 third quarter remained constant compared with the third quarter of 1996, while costs of sales and operating expenses for the 1997 first nine months increased 7% compared with the first nine months of 1996. The 7% increase was largely due to the additional expenses associated with the Diesel Repair Division's acquisition of MKW. In addition, the Inland Division's operating expenses increased during February through April 1997, reflecting the high costs and equipment utilization associated with the flooding. During 1997, the Inland Division's labor costs have also increased, requiring the use of external tankerman services. The Company competes with the same labor pool as companies participating in the increased drilling activities in the Gulf of Mexico.

            Selling, general and administrative expenses increased 1% for the 1997 third quarter and 6% for the first nine months when compared with the corresponding periods of 1996. The 6% increase was primarily due to the additional expenses associated with the Diesel Repair Division's acquisition of MKW, which was partially offset by lower corporate general and administrative expenses, the result of the 1996 reorganization, which reduced administrative costs.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

            Taxes, other than on income for the 1997 third quarter increased 19% and for the 1997 first nine months increased 7% when compared with the corresponding 1996 periods. The increases for both periods primarily reflect higher property taxes on new inland tank barges placed into service within the past two years.

            The following tables set forth the operating income and operating margin by division for the three months and nine months ended September 30, 1997 compared with the three months and nine months ended September 30, 1996 (dollars in thousands):

                                            Three months ended September 30,
                              -----------------------------------------------------------
                                         1997                            1996                  Increase (decrease)
                              --------------------------      ---------------------------     --------------------
                              Operating                      Operating
                               income         Operating        income           Operating
                               (loss)           margin         (loss)             margin      Amounts          %
                              --------       -----------      --------          ---------     -------       ------
Inland Division               $  9,954            16.7%       $ 10,431             17.7%      $  (477)         (5)
Offshore Division                1,011             5.0%          2,634             12.1%       (1,623)        (62)
Diesel Repair Division           1,500             7.9%          1,417              7.4%           83           6
Corporate, net                    (881)                         (1,295)                           414          32
                              --------                        --------                        -------        ----
                              $ 11,584                        $ 13,187                        $(1,603)        (12)%
                              ========                        ========                        =======        ====

                                             Nine months ended September 30,
                              -----------------------------------------------------------
                                         1997                            1996                  Increase (decrease)
                              --------------------------      ---------------------------     --------------------
                              Operating                      Operating
                               income         Operating        income           Operating
                               (loss)           margin         (loss)             margin      Amounts          %
                              --------       -----------      --------          ---------     -------       ------
Inland Division               $ 26,749            15.1%       $ 28,272             16.3%      $(1,523)         (5)
Offshore Division                5,476             8.5%          7,566             11.5%       (2,090)        (28)
Diesel Repair Division           4,714             7.9%          3,913              8.0%          801          20
Corporate, net                  (2,701)                         (2,054)                          (647)        (31)
                              --------                        --------                        -------        ----
                              $ 34,238                        $ 37,697                        $(3,459)         (9)%
                              ========                        ========                        =======        ====


            The following tables set forth the equity in earnings of affiliates and interest expense for the three months and nine months ended September 30, 1997 compared with the three months and nine months ended September 30, 1996 (dollars in thousands):

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


                                                   Three months ended
                                                      September 30,             Increase (decrease)
                                                 -----------------------         -----------------
                                                    1997            1996         Amount          %
                                                 -------         -------         -----         ---
Equity in earnings of insurance affiliate        $   422         $   404         $  18         4 %
Equity in earnings of marine affiliates              778           1,141          (363)      (32)
Interest expense                                  (3,293)         (3,437)         (144)       (4)

                                                    Nine months ended
                                                      September 30,               Increase (decrease)
                                                 ------------------------         -------------------
                                                     1997            1996         Amounts           %
                                                 --------         -------         -------         ---
Equity in earnings of insurance affiliate        $  3,734         $ 1,755         $ 1,979        113 %
Equity in earnings of marine affiliates             2,172           3,055            (883)       (29)
Interest expense                                  (10,117)         (9,913)            204          2



            The Company currently has a 45% voting common stock investment in Universal. The amount recorded by the Company as equity in earnings for the Company's investment in Universal is influenced to the extent that anticipated future redemptions by Universal of its common stock exceeds the Company's investment in Universal's stock. The Company also has a 100% investment in Universal's nonvoting preferred stock. Because the preferred stock controls a separate portfolio of U.S. Treasury Securities, the Company accounts for this preferred stock under SFAS 115. Therefore, the interest earned, as well as the realized gains from the sale of U.S. Treasury Securities collateralizing the preferred stock, were included as part of equity in earnings of the insurance affiliate. For the 1997 and 1996 third quarters and first nine months, the Company recorded $272,000 and $245,000, and $784,000 and $723,000, respectively, of interest earned from its investment in U.S. Treasury Securities, and recognized during the 1996 first quarter $582,000 of realized gains from the sale of such U.S. Treasury Securities, which were included in equity in earnings of insurance affiliate.

            The Company recognized in the 1997 second quarter as equity in earnings of insurance affiliate, $2,500,000 of cash received from Universal as the result of a resolution of a previously reserved Universal contingency for outstanding litigation. The litigation was fully reserved on Universal's financial records and was set aside as part of the merger in 1992 of Universal with Eastern America.

            Equity in earnings of marine affiliates, representing the Company's investment in two offshore marine partnerships, reflected a 32% decrease for the 1997 third quarter compared with the 1996 third quarter, and a 29% decrease for the first nine months of 1997 compared with the first nine months of 1996. Results for the 1997 third quarter and first nine months were negatively impacted by additional scheduled maintenance on the partnerships' vessels and by lower coal volume requirements than the 1996 comparable periods.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

            Interest expense reflected a 4% decrease for the 1997 third quarter compared with the third quarter of 1996 and a 2% increase for the 1997 first nine months compared with the first nine months of 1996. Long-term debt was increased to finance the purchase of treasury stock acquired primarily in the 1997 first quarter and to finance the tank barge construction project completed during the 1997 first quarter. Both items are discussed in more detail below. During the 1997 second quarter and third quarter, excess cash flows from operating activities were used to pay-down the long-term debt, resulting in the 4% decrease in interest expense for the 1997 third quarter.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

BALANCE SHEET

            Total assets as of September 30, 1997 were $524,433,000, relatively unchanged compared with $524,530,000 as of December 31, 1996. The following table sets forth the significant components of the balance sheet as of September 30, 1997 compared with December 31, 1996 (dollars in thousands):

                                                                                Increase (decrease)
                                           September 30,    December 31,       ---------------------
                                                1997            1996            Amount           %
                                             ---------       ----------        ---------       -----
Assets:
   Current assets                            $139,015        $ 129,885         $  9,130           7%
   Property and equipment, net                310,643          318,724           (8,081)         (3)
   Investments in affiliates                   59,706           57,251            2,455           4
   Other assets                                15,069           18,670           (3,601)        (19)
                                             --------        ---------         --------         ---
                                             $524,433        $ 524,530         $    (97)        -- %
                                             ========        =========         ========         ---

Liabilities and Stockholders' equity:
   Current liabilities                       $ 87,965        $  89,691         $ (1,726)        (2) %
   Long-term debt                             164,968          176,617          (11,649)         (7)
   Deferred taxes                              48,624           45,901            2,723           6
   Other long-term liabilities                  7,418            6,567              851          13
   Stockholders' equity                       215,458          205,754            9,704           5
                                             --------        ---------         --------         ---
                                             $524,433        $ 524,530         $    (97)        --%
                                             ========        =========         ========         ---



            As of September 30, 1997, working capital increased to $51,050,000, a 27% improvement when compared to $40,194,000 at December 31, 1996. Cash increased to $3,105,000 at September 30, 1997 from $1,544,000 at December 31, 1996, primarily due to positive cash flow from operating activities. Available-for-sale securities increased to $21,006,000 at September 30, 1997 from $18,199,000 at December 31, 1996. The increase in securities was the result of positive cash flow from the Company's captive insurance operation. Inventory levels increased to $17,398,000 from $16,361,000 during the first nine months of 1997. The increase resulted from higher inventory levels carried at the Company's Gulf Coast diesel repair facilities to service the strong offshore drilling market. Prepaid expenses increased to $15,803,000 from $13,315,000 at December

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

31, 1996, primarily due to the number of offshore vessels out of service during 1997 for scheduled maintenance. Such maintenance costs are charged to operating expense over the period between such scheduled maintenance.

            Accounts payable at September 30, 1997 totaled $20,477,000, down from $30,518,000 at December 31, 1996. The depressed Jones Act tanker market, which has resulted in the lay-up of offshore tankers, and the decreased food-aid freighter activity contributed significantly to the decline in accounts payables. Accrued liabilities at September 30, 1997 totaled $54,430,000, up from $44,511,000 at December 31, 1996. The majority of the increase was higher accruals for scheduled repair and maintenance for inland vessels, which are charged to operating expense based on estimated annual expenditures and higher accrued interest.

            The 3% decrease in property and equipment reflected the depreciation for the 1997 first nine months of approximately $24,400,000, partially offset by approximately $18,500,000 of capital additions. Other assets decreased 19% primarily for the amortization of excess costs of consolidated subsidiaries and other intangibles of approximately $1,700,000.

            Long-term debt, more fully described below, decreased 7%, reflecting significant pay-downs on debt from the operating cash flows generated during the 1997 first nine months. Offsetting the pay-downs were additional debt incurred with the repurchase of the Company's common stock and the recently completed barge construction project, both of which are more fully described below. Stockholders' equity increased 5% during the 1997 first nine months, reflecting net earnings of $18,793,000, which was offset by the purchase of treasury stock of $10,887,000 during the year, and a minor increase in the unrealized value of available-for-sale securities.

LONG-TERM DEBT

            On September 19, 1997, the Company agreed to new terms under its $100,000,000 revolving credit agreement ("Credit Agreement") with Texas Commerce Bank National Association ("TCB"), as agent bank. Under the new terms, the Credit Agreement was extended to September 2002, reduced the margin of interest paid on its borrowings, provided adjusted interest rates based on the Company's senior credit rating and eliminated certain financial covenants. Proceeds from the Credit Agreement may be used for general corporate purposes, including the purchase of existing or new equipment or for possible business acquisitions.

            In January 1997, the Company issued $50,000,000 of Medium Term Notes at a fixed interest rate of 7.05% due January 29, 2002. Proceeds from the issuance were used to retire the $34,000,000 of Medium Term Notes due March 10, 1997, with the balance used to reduce the Company's $100,000,000 revolving Credit Agreement. As of September 30, 1997, $95,000,000 was outstanding under the Medium Term Notes program and $48,000,000 was outstanding under the Credit Agreement.

CAPITAL EXPENDITURES

            The Company continued to enhance its existing operations through the construction of new equipment. During the 1997 first quarter the final two new inland tank barges were placed in service, completing the order of 24 double-skin 29,000 barrel capacity barges. The construction project cost approximately $1,500,000 per barge. Funds for the construction project were available through the Company's Credit Agreement and cash provided by operating activities.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

TREASURY STOCK PURCHASES

            During the 1997 first quarter, the Company purchased 564,450 shares of its own common stock at a total purchase price of $10,608,000, for an average price of $18.80 per share. In the 1997 second quarter, the Company purchased 16,200 shares of its common stock at a total purchase price of $279,000, for an average price of $17.20 per share. As of October 30, 1997, the Company had 1,859,000 shares available under the 6,250,000 total repurchase authorization. The treasury stock purchases were financed by borrowings under the Company's Credit Agreement. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuances upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

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

ACCOUNTING STANDARDS

            In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" which establishes standards for computing and presenting earnings per share and requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statements of earnings. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, including, among other things, foreign currency transaction adjustments, notes receivable from employee stock ownership plans and deferred gains (losses) on hedging activities. Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and will be adopted by the Company by December 31, 1997. SFAS No. 130 and SFAS No. 131 are effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 128 is not expected to have a material impact on the Company's calculation of earnings per share, and the adoption of SFAS No. 130 and SFAS No. 131 is not expected to have a material impact on the Company's financial condition or results of operations.

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

Item 6.                 Exhibits and Reports on Form 8-K.

(a)                     Exhibits:

                        10.0 Credit Agreement, dated September 19, 1997, among Kirby Corporation, the Banks named therein, and Texas Commerce Bank National Association as Agent and Funds Administrator.

                        11.0        Computation of Earnings per Common Share.

                        27.0        Financial Data Schedule

(b)                     Reports on Form 8-K:

                        There were no reports on Form 8-K filed for the nine months ended September 30, 1997.





                                   SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Kirby Corporation
                                             (Registrant)


                                             By:  /s/ G. Stephen Holcomb
                                                ------------------------
                                                 G. Stephen Holcomb
                                                 Vice President and Controller





Date:  November 5, 1997

                                EXHIBIT INDEX


                10.0 Credit Agreement, dated September 19, 1997, among Kirby Corporation, the Banks named therein, and Texas Commerce Bank National Association as Agent and Funds
                            Administrator.

                11.0        Computation of Earnings per Common Share.

                27.0        Financial Data Schedule