Form 10-K405
period 1997-12-31
KIRBY CORP
filed 1998-03-04
CIK 56047

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM          TO          .

                           COMMISSION FILE NO. 1-7615

                               KIRBY CORPORATION
             (Exact name of registrant as specified in its charter)

                    NEVADA                                       74-1884980
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
       1775 ST. JAMES PLACE, SUITE 200
                HOUSTON, TEXAS                                   77056-3453
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (713) 435-1000

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
            COMMON STOCK -- $.10                              NEW YORK STOCK
             PAR VALUE PER SHARE                                 EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 4, 1998, 24,435,436 shares of common stock were outstanding. The aggregate market value of common stock held by nonaffiliates of the registrant, based on the closing sales price of such stock on the New York Stock Exchange on March 3, 1998, was $480,889,055. For purposes of this computation, all executive officers, directors and 10% beneficial owners of registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement in connection with the Annual Meeting of the Stockholders to be held April 21, 1998, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.
================================================================================

                                     PART I

ITEM 1. BUSINESS

                                  THE COMPANY

     Kirby Corporation (the "Company") was incorporated in Nevada on January 31, 1969 as a subsidiary of Kirby Industries, Inc. ("Industries"). The Company became publicly owned on September 30, 1976 when its common stock was distributed pro rata to the stockholders of Industries in connection with the liquidation of Industries. At that time, the Company was engaged in oil and gas exploration and production, marine transportation and property and casualty insurance. Since then, through a series of acquisitions and divestitures, the Company has become primarily a marine transportation company and is no longer engaged in the oil and gas business. In 1990, the name of the Company was changed from "Kirby Exploration Company, Inc." to "Kirby Corporation" because of the changing emphasis on its business.

     Unless the context otherwise requires, all references herein to the Company include the Company and its subsidiaries.

     The Company's principal executive office is located at 1775 St. James Place, Suite 200, Houston, Texas 77056, and its telephone number is (713) 435-1000. The Company's mailing address is P.O. Box 1745, Houston, Texas 77251-1745.

                             BUSINESS AND PROPERTY

     The Company, through its subsidiaries, conducts operations in two business segments: marine transportation and diesel repair.

     The Company's marine transportation segment is engaged in the inland transportation of industrial chemicals, petrochemical feedstocks, agricultural chemicals and refined petroleum products by tank barges, and the offshore transportation of refined petroleum products by tanker and tank barge, and dry-bulk, container and palletized cargoes by barge. The Company's marine transportation segment is strictly a provider of transportation services and does not assume ownership of any of the products it transports. All of the Company's vessels operate under the U.S. flag and are qualified for domestic trade under the Jones Act.

     The Company's diesel repair segment is engaged in the overhaul and repair of diesel engines and related parts sales in three distinct markets: the marine market, providing aftermarket service for vessels powered by large, medium-speed diesel engines utilized in the various inland and offshore marine industries; the locomotive market, providing aftermarket service for the shortline and the industrial railroad markets; and the stationary market, providing aftermarket service for small power generation applications and stand-by generation components of the nuclear industry.

     The Company has a 45% voting common stock investment in a property and casualty insurance company operating exclusively in the Commonwealth of Puerto Rico. Such investment is accounted for under the equity method of accounting effective July 1, 1995.

     The Company recently entered into a definitive purchase agreement to sell its U.S. flag product tanker operation and its harbor service operation. The tanker and harbor service operations are reflected as discontinued operations in this report, with the closing of the sale scheduled to be completed in mid-March 1998. See "Discontinued Operations" on page 17 of Item 1 and Note 2 to the notes to financial statements included under Item 8 elsewhere herein for further disclosures on the sale of the tanker and harbor service operations.

     The Company and its transportation and diesel repair subsidiaries have approximately 1,850 employees, 1,550 with continuing operations and 300 with discontinued operations, all of which are in the United States.

     The following table sets forth by industry segment the revenues, operating profits and identifiable assets (including goodwill) attributable to the continuing principal activities of the Company for the periods indicated (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                    ----------------------------------
                                                      1995         1996         1997
                                                    --------     --------     --------
Revenues from unaffiliated customers:
  Transportation..................................  $267,687     $249,594     $256,108
  Diesel repair...................................    50,538       70,422       79,136
  Insurance.......................................    45,239(*)        --           --
  Other...........................................     8,678        3,568        1,290
                                                    --------     --------     --------
          Consolidated revenues...................  $372,142     $323,584     $336,534
                                                    ========     ========     ========
Operating profits:
  Transportation..................................  $ 35,241     $ 38,172     $ 39,542
  Diesel repair...................................     3,400        5,376        6,189
  Insurance.......................................     3,971(*)        --           --
  Impairment of long-lived assets.................   (16,807)          --           --
                                                    --------     --------     --------
                                                      25,805       43,548       45,731
  Equity in earnings of insurance affiliate.......     1,599(*)     2,171        4,609
  Equity in earnings of marine affiliates.........     2,638        3,912        3,084
  Other income....................................     1,950        3,568        1,290
  General corporate expenses......................    (5,284)      (5,786)      (4,864)
  Interest expense................................   (12,359)     (13,349)     (13,378)
                                                    --------     --------     --------
          Earnings from continuing operations
            before taxes on income................  $ 14,349     $ 34,064     $ 36,472
                                                    ========     ========     ========
Identifiable assets:
  Transportation..................................  $330,144     $329,014     $329,522
  Diesel repair...................................    22,401       48,012       47,290
                                                    --------     --------     --------
                                                     352,545      377,026      376,812
  Investment in insurance affiliate...............    44,785       44,554       45,320
  Investments in marine affiliates................    11,985       12,697       16,256
  Discontinued operations.........................    54,219       51,167       40,672
  General corporate assets........................    34,550       39,086       38,899
                                                    --------     --------     --------
          Consolidated assets.....................  $498,084     $524,530     $517,959
                                                    ========     ========     ========

---------------

(*) The Company changed its method of reporting its investment in Universal from a consolidated basis to the equity method of accounting effective July 1, 1995.

                             MARINE TRANSPORTATION

     The Company is engaged in marine transportation as a provider of services by barge for both the inland and offshore markets. As of March 4, 1998, the equipment owned or operated by the Company's continuing transportation segment was comprised of 519 tank barges, 127 inland towboats, six inland bowboats, two offshore tank barges, six offshore dry cargo barges and nine offshore tugboats with the following specifications and capacities:

                                                       NUMBER     AVERAGE AGE      BARREL
                 CLASS OF EQUIPMENT                   IN CLASS    (IN YEARS)     CAPACITIES
                 ------------------                   --------    -----------    ----------
Inland tank barges:
  Regular double skin:
     20,000 barrels and under.......................     239         23.1        2,703,000
     Over 20,000 barrels............................     145         16.7        3,908,000
  Specialty double skin.............................      39         28.2          610,000
  Single skin:
     20,000 barrels and under.......................      37         30.4          630,000
     Over 20,000 barrels............................      59         27.8        1,534,000
                                                         ---         ----        ---------
          Total inland tank barges..................     519         22.8        9,385,000
                                                         ===         ====        =========
Inland towing vessels:
  Inland towboats:
     2,000 horsepower and under.....................      96         23.2
     Over 2,000 horsepower..........................      31         23.9
                                                         ---         ----
          Total inland towboats.....................     127         23.5
                                                         ===         ====
  Inland bowboats...................................       6         21.9
                                                         ===         ====

                                                                               DEADWEIGHT
                                                                                TONNAGE
                                                                               ----------
Tank barges.........................................     2         23.5           38,300
                                                       ===         ====        =========
Offshore dry cargo barges(*)........................     6         21.3          106,000
                                                       ===         ====        =========
Offshore tugboats(*)................................     9         22.3
                                                       ===         ====

---------------

(*) Includes four barges and five tugboats owned by Dixie Fuels Limited and one barge and tugboat owned by Dixie Fuels II, Limited, partnerships in which a subsidiary of the Company owns a 35% and 50% interest, respectively.

     The following table sets forth the marine transportation revenues and percentage of such revenues for the continuing marine transportation segment for the periods indicated (dollars in thousands):

                                                YEARS ENDED DECEMBER 31,
                                  -----------------------------------------------------
                                       1995               1996               1997
                                  ---------------    ---------------    ---------------
REVENUES BY PRODUCT OR OPERATION  AMOUNTS      %     AMOUNTS      %     AMOUNTS      %
--------------------------------  --------    ---    --------    ---    --------    ---
Marine transportation -- Inland:
  Liquid petroleum products....   $230,823    86%    $231,747    93%    $237,828    93%
                                  --------    ---    --------    ---    --------    ---
Marine
  transportation -- Offshore:
  Liquid petroleum products....      6,843      3       5,285      2       7,952      3
  Dry-bulk.....................      3,278      1       3,059      1       2,807      1
  Break-bulk...................     26,658     10       9,661      4       7,529      3
                                  --------    ---    --------    ---    --------    ---
                                    36,779     14      18,005      7      18,288      7
                                  --------    ---    --------    ---    --------    ---
Intercompany transactions......         85     --        (158)    --          (8)    --
                                  --------    ---    --------    ---    --------    ---
                                  $267,687    100%   $249,594    100%   $256,108    100%
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

     Today, the nation's waterways serve as the backbone of the United States distribution system with over 1.1 billion short tons of cargo moved annually by domestic shipping. The inland waterway system extends approximately 26,000 miles, 11,000 miles of which are generally considered significant for domestic commerce. The navigable waterways link the United States heartland to the world. Marine transportation is an efficient means of transportation of bulk products. An average inland tank barge carries the equivalent cargo of 15 rail cars or 60 tractor trailer trucks. A typical Mississippi River tow of 30 barges carries as much cargo as 450 rail cars or 1,800 trucks.

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

TANK BARGE INDUSTRY

     The Company operates within the United States inland tank barge industry, which provides marine transportation of bulk liquid cargoes for customers along the United States inland waterway system. Among the most significant segments of this industry are the transporters of industrial chemicals, petrochemical feedstocks, agricultural chemicals and refined petroleum products. The Company operates in each of these segments. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of domestic refineries and petrochemical facilities on navigable inland waterways and along the Gulf Coast. Much of the United States farm belt is likewise situated within access to the inland waterway system, relying on marine transportation of farm products, including agricultural chemicals. The Company's principal distribution system encompasses the Gulf Intracoastal Waterway from Brownsville, Texas to St. Marks, Florida, the Mississippi River System and the Houston Ship Channel. The Mississippi River System includes the Arkansas, Illinois, Missouri, Ohio and Tennessee Rivers and the Tombigbee Waterway.

     The Company believes that the total number of tank barges that operate in the inland waters of the United States has declined from approximately 4,200 in 1981 to approximately 2,900 in 1997. The Company believes this decrease primarily resulted from: increasing age of the domestic tank barge fleet resulting in scrapping; rates inadequate to justify new construction; reduction in financial and tax incentives which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; and an increase in environmental regulations that mandate expensive equipment modification which some owners are unwilling or unable to undertake given current rate levels and the age of their fleets.

     Although well maintained tank barges can be efficiently operated for more than 30 years, the cost of hull work for required annual Coast Guard certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. Previously, tax and financing incentives to operators and investors to construct tank barges, including short-life tax depreciation, investment tax credits and government guaranteed financing, led to growth in the supply of domestic tank barges to a peak of approximately 4,200 in 1981. These tax incentives have since been reduced or eliminated, although the government guaranteed financing programs, dormant since the mid-eighties, have recently been more active. The supply of tank barges resulting from the earlier programs has slowly aligned with demand for tank barge services, primarily through attrition, as discussed above.

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

     A well maintained tank barge will be serviceable for more than 30 years. The average age of the nation's tank barge fleet is over 21 years old, with only 16% of the fleet built in the last 10 years. Single skin barges comprise approximately 19% of the nation's tank barge fleet, with an average age of 28 years. These single skin barges are being driven from the nation's tank barge fleet by market forces, environmental concerns and rising maintenance costs to keep such fleets afloat and in service.

     The Company also believes that the current consolidating industry will be less prone to overbuilding of the nation's tank barge fleet. Of the approximate 450 tank barges built since 1989, 74 or 16% were built by the Company. The balance was primarily special purpose barges or barges constructed for specific contracts. Currently, the only significant building is by an oil company to replace its aging captive fleet.

     The Company is also engaged in U.S. flag offshore tank barge and dry cargo barge operations, providing transportation of petroleum products, dry-bulk cargoes, and containerized and palletized cargoes, including United States Government preference agricultural commodities. Such products and cargoes are transported primarily in the Gulf of Mexico, to Caribbean Basin ports, and to Alaska and the Northeast Seaboard, with occasional trips to South American ports.

COMPETITION IN THE TANK BARGE INDUSTRY

     The Company operates in the highly competitive marine transportation market for commodities transported on the Mississippi River System, the Gulf Intracoastal Waterway and the Houston Ship Channel. The industry has become increasingly concentrated within recent years as smaller and/or economically weaker companies have gone out of business or have been acquired by larger or stronger companies. The Company's competition has historically been based primarily on price; however, shipping customers, through increased emphasis on safety, the environment, quality and a greater reliance on a "single source" supply of services, are more frequently requiring that their supplier of inland tank barge services have the capability to handle a variety of tank barge requirements, offer distribution capability throughout the inland waterway system, and offer flexibility, safety, environmental responsibility, financial responsibility, adequate insurance and quality of service consistent with the customer's own operations.

     The Company's direct competitors are primarily noncaptive marine transportation companies. "Captive" companies are those companies that are owned by major oil and/or petrochemical companies which, although competing in the inland barge market to varying extents, primarily transport cargoes for their own account. The Company is the number one ranked inland tank barge carrier, based on its 519 barges and approximately 9.4 million barrels of available capacity. It has approximately 24% of the independent tank barge capacity and 18% of the total domestic tank barge capacity.

     While the Company competes primarily with other barge companies, it also competes with companies owning refined products and chemical pipelines, and, to a much lesser extent, rail tank cars and tank trucks in some areas and markets. The Company believes that inland marine transportation of bulk liquid products enjoys a substantial cost advantage over rail and truck transportation. The Company also believes that refined products and chemical pipelines, although often a less expensive form of transportation than tank barges, are not as adaptable to diverse products and are generally limited to fixed point-to-point distribution of commodities in high volumes over extended periods of time.

MARINE TRANSPORTATION OPERATIONS

     The Company provides transportation services for the following markets: industrial chemicals, agricultural chemicals, refined petroleum products and barge fleeting services. Collectively, the Company operates a fleet of 519 inland tank barges, 127 inland towboats and six inland bowboats, two offshore tank barges, one offshore dry cargo barge and three offshore tugboats.

     Inland Operations. The Company's marine transportation service is conducted through the following operating groups: Canal, Linehaul, River, Western Towing Company ("Western") and Offshore. Kirby Inland Marine, Inc. ("Kirby Inland Marine"), formerly named and still doing business as Dixie Carriers, Inc. ("Dixie"), and Sabine Transportation Company ("Sabine"), subsidiaries of the Company, comprise the Canal, Linehaul and River fleets. The offshore services are provided through Dixie.

     Kirby Inland Marine's and Sabine's Canal fleet transport petrochemical feedstock, processed chemicals and refined petroleum products along the Gulf Intracoastal Waterway, the Mississippi River below Baton Rouge and in the Houston Ship Channel. Petrochemical feedstocks are transported from one refinery to another refinery for further processing. Processed chemicals are moved to water-front terminals and chemical plants, while refined products are transported to water-front terminals in Florida for distribution.

     The Linehaul fleet of Kirby Inland Marine transports petrochemical feedstocks, processed chemicals, agricultural chemicals and lube oils along the Gulf Intracoastal Waterway, Mississippi River and the Illinois and Ohio Rivers. Loaded barges are collected at Baton Rouge from Gulf Coast refineries and chemical plants, and are transported from Baton Rouge upriver to water-front terminals and plants on the Mississippi, Illinois and Ohio Rivers on regularly scheduled Linehaul tows. Barges are dropped off and picked up going up and down river.

     Kirby Inland Marine's River fleet transports petrochemical feedstocks, processed chemicals, agricultural chemicals and refined petroleum products along the Mississippi, Illinois, Ohio and Arkansas Rivers. Petrochemical feedstocks and processed chemicals are transported to water-front petrochemical and chemical plants, while agricultural chemicals and refined petroleum products are transported to water-front terminals. The River fleet operates unit tows, where a towboat and generally a static group of barges operate on consecutive voyages between a loading point and a discharge point.

     Marine transportation services are conducted under long-term contracts with customers with whom the Company has long-standing relationships, as well as under short-term and spot contracts. Currently, approximately 70% of the revenues are derived from term contracts and 30% are derived from spot market movements.

     For increased environmental protection, all of the inland tank barges used in the transportation of industrial chemicals are of double-skin construction and, where applicable, are capable of controlling vapor emissions to meet occupational health and safety regulations and air quality concerns.

     The Company, over the past five years, through consolidation within the inland tank barge market, has become one of the most capable inland tank barge operators, and one with the ability to offer to its customers distribution capabilities throughout the Mississippi River System and the Gulf Intracoastal Waterway. Such consolidation offers economies of scale to better match barges, towboats, products and destinations.

     Through the Company's proprietary vessel management computer system, the Company's fleet of 519 barges and 127 towboats are dispatched from centralized dispatch at the Company's corporate office. Electronic orders are communicated to the vessel personnel, with reports of towing activities communicated electronically back to the corporate office. The electronic interface between the corporate office and the vessel personnel enables the Company to more effectively match customer needs to barge capabilities, thereby maximizing utilization of the Company's barge and towboat fleets.

     Western operates what the Company believes is the largest commercial barge fleeting service (temporary barge storage facilities) in the ports of Houston, Galveston and Freeport, Texas. Western provides service for Kirby Inland Marine's and Sabine's barges, as well as outside customers, transferring barges within these ports, as well as fleeting barges.

     Kirby Logistics Management, a division of Kirby Inland Marine, offers barge tankerman services and related distribution services to its customers and to third parties.

     Offshore Operations. Dixie's offshore fleet is comprised of two offshore tank barge and tugboat units, one offshore dry-cargo barge and tugboat unit, and equipment owned through two limited partnerships, Dixie Fuels, Limited ("Dixie Fuels") and Dixie Fuels II, Limited ("Dixie Fuels II") in which a subsidiary of Dixie owns a 35% and 50% interest, respectively.

     The two ocean-going tank barge and tugboat units, one of which is a 157,000 barrel single-skin barge and one a 165,000 barrel double-skin barge, provide service in the transportation of refined petroleum products and chemicals primarily in domestic coastwise service. The single-skin tank barge is scheduled to be removed from service in compliance with the Oil Pollution Act of 1990 ("OPA") on January 1, 2005. The double-skin tank barge meets all OPA construction requirements. The OPA placed a number of stringent requirements on tankers and offshore tank barge owners and operators, including the mandated phasing out of all single hull vessels beginning in 1995, depending on vessel size and age. See "Environmental Regulations -- Water Pollution Regulations" below for further discussion of the OPA.

     The ocean-going dry-bulk barge and tugboat unit is engaged in the transportation of dry-bulk commodities including sugar, limestone rock, grain and scrap steel, primarily between domestic ports along the Gulf of Mexico, along the Atlantic Seaboard and to points in the Caribbean Basin.

     Dixie Bulk Transport, Inc. ("Dixie Bulk"), a subsidiary of the Company, as general partner, also manages the operations of Dixie Fuels, which operates a fleet of four ocean-going, dry-bulk barges, four ocean-going tugboats and one shifting tugboat. The remaining 65% interest in Dixie Fuels is owned by Electric Fuels Corporation ("EFC"), an affiliate of Florida Power Corporation ("Florida Power"). Dixie Fuels operates primarily under term contracts of affreightment, including a contract that expires in the year 2002 with EFC to transport coal across the Gulf of Mexico to Florida Power's facility at Crystal River, Florida.

     Dixie Fuels also has a 12-year contract, which commenced in 1989, with Holnam, Inc. ("Holnam") to transport Holnam's limestone requirements from a facility adjacent to the Florida Power facility at Crystal River to Holnam's plant in Theodore, Alabama. The Holnam contract provides cargo for a portion of the return voyage for the vessels that carry coal to Florida Power's Crystal River facility. Dixie Fuels is also engaged in the transportation of coal, fertilizer and other bulk cargoes on a short-term basis between domestic ports and the transportation of grain from domestic ports to points primarily in the Caribbean Basin.

     Dixie Bulk, as general partner, also manages the operations of Dixie Fuels II, which operates an ocean-going dry-bulk and container barge and tugboat unit. The remaining 50% interest in Dixie Fuels II is owned by EFC. Dixie Fuels II is engaged in the transportation of dry-bulk cargo and containers between domestic ports, ports in the Caribbean Basin and international ports as cargo offers.

     The Company, through its subsidiary AFRAM Carriers, Inc. ("AFRAM"), was engaged in the worldwide transportation by freighters of dry-bulk, container and palletized cargoes, primarily for departments and agencies of the United States Government. In September 1996, in July 1997 and in October 1997, the freighters TAMPA BAY, GALVESTON BAY and CORPUS CHRISTI, respectively, were each scrapped following food-aid voyages overseas, taking advantage of their location and higher scrap steel prices. The October 1997 scrappage of the CORPUS CHRISTI concluded the Company's exit from the transportation of such cargoes by freighters; however, the Company may occasionally transport such cargoes by ocean-going dry-bulk barges.

     During 1995, 1996 and 1997, the AFRAM freighters were laid up at various times due to excess equipment capacity in the market in which AFRAM competed. Such excess capacity and lack of available cargo resulted in rates that were inadequate to achieve operating profitability. With the Company's adoption in September 1995 of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), the Company reduced the carrying value of the AFRAM freighters and related intangibles to fair market value in the 1995 third quarter. See "Note 1" to the notes to financial statements included under Item 8 elsewhere herein for further disclosures on the reduction of the freighters to fair market value.

CONTRACTS AND CUSTOMERS

     The majority of the marine transportation contracts are for terms of one to ten years. Currently, the Company operates under longer term contracts with The Dow Chemical Company ("Dow"), Chevron Chemical Company, EFC, Holnam, and Baytank (Houston) Inc., among others. While these companies have generally been customers of the Company's marine transportation segment for several years and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. Dow, with which the Company has a contract through 2004, accounted for 13% of the Company's revenues in 1997 and 12% in 1996. No single customer of the Company's marine transportation segment accounted for more than 10% of the Company's revenue in 1995.

EMPLOYEES

     The Company's marine transportation continuing operations have approximately 1,225 employees, of which approximately 975 are vessel crew members. Approximately 125 of the 975 vessel crew members are subject to various collective bargaining agreements with various labor organizations. No one collective bargaining agreement covers more than 7% of the 975 vessel crew members.

     An association of individuals working in the inland barge industry as captains, relief captains and pilots has organized around the objective of significantly increasing the wages of persons employed in those capacities, and perhaps other vessel employees, in the industry. The inland tank barge operations of the Company employ approximately 390 employees in the capacity of captain, relief captain and pilot aboard inland towing vessels operated by the Company. Additionally, the inland tank barge operations of the Company rely on inland towing vessels operated by others for towing services. The association seeking to significantly increase wages has openly discussed the possibility of an industry wide work stoppage as a potential tactic in seeking to achieve its objectives. If an industry wide work stoppage were to take place, or if a significant change in vessel employee wages were to occur, it could have an adverse effect on the Company.

PROPERTIES

     The principal office for Kirby Inland Marine and Sabine's inland operations is located in Houston, Texas, in facilities under a lease that expires in August 2003. Kirby Inland Marine's operating locations are on the Mississippi River at Baton Rouge, Louisiana, in Greenville, Mississippi and in Houston, Texas near the Houston Ship Channel. The Baton Rouge and Houston facilities are Company owned and the Greenville facility is leased. Western's facilities are located on a 10.24 acre tract of land owned by Kirby Inland Marine lying between the San Jacinto River and Old River Lake near Houston, Texas. The principal office of the Company's offshore operations is in Belle Chasse, Louisiana in Company owned facilities.

GOVERNMENTAL REGULATIONS

     General. The Company's transportation operations are subject to regulation by the United States Coast Guard, federal laws, state laws and certain international conventions.

     The majority of the Company's inland tank barges and all offshore tank barges are inspected by the United States Coast Guard and carry certificates of inspection. The Company's inland and offshore towing vessels and offshore dry-bulk barges are not subject to United States Coast Guard inspection requirements. The Company's offshore towing vessels and offshore dry-bulk and tank barges are built to American Bureau of Shipping ("ABS") classification standards and are inspected periodically by ABS to maintain the vessels in class. The crew employed by the Company aboard vessels, including captains, pilots, engineers, able-bodied seamen and tankermen, are licensed by the United States Coast Guard.

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

     Preference Cargo. Federal law requires that preference be given to U.S. flag vessels in the transportation of certain United States Government directed cargoes (cargoes shipped either by the United States Government or by a foreign nation with the aid or guarantee of the United States Government). Markets subject to cargo preference in which the Company participates include foreign food aid and Eximbank cargoes. Currently, 75% of the Government's directed foreign aid and agricultural assistance programs, which include grains and other food concessions, are required to be transported in U.S. flag vessels. Such programs benefited the Company's offshore break-bulk ships prior to their scrappage and currently benefit dry-bulk barge and tug units, some of which occasionally work in this trade. The transportation of such cargo accounted for approximately 6% of the Company's transportation revenues in 1997, 6% in 1996 and 11% in 1995.

     The preference cargo law is often opposed by interests which perceive they would benefit from the ability to transport preference cargoes aboard foreign flag vessels. Like the cabotage provision of the Jones Act, the Company is of the opinion that continued efforts will be made to significantly reduce, or remove completely, the requirement that 75% of such cargoes be transported in U.S. flag vessels. Further, the agricultural aid cargoes represent a material United States Government budget line item. The amount of United States Government spending in this area has declined steadily since 1993 and is expected to continue to decline, resulting in increased competition for the reduced number of shipments at lower transportation rates. Given current operations of the Company, subsequent to the scrapping of the three AFRAM freighters, any reduction in this percentage would not have a significant adverse effect on the Company's operations; however, the Company will continue to participate in efforts to preserve the present preference cargo requirements.

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

     The Company presently pays a federal fuel tax of 24.3 cents per gallon, reflecting a 4.3 cents per gallon transportation fuel tax imposed in October 1993 and a 20 cents per gallon waterway use tax. There can be no assurance that additional user fees, either for inland waterways infrastructure, or such things as aids to navigation infrastructure, may not be imposed in the future.

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

     The OPA and various state laws of similar intent substantially increased over historic levels statutory liability of owners and operators of vessels for oil spills, both in terms of limit of liability and scope of damages. The Company considers its most significant pollution liability exposure to be the carriage of persistent oils (crude oil, asphalt, #5 oil, #6 oil, lube oil and other black oil). The Company restricts the carriage of persistent oils in inland tank barges to double hull barges only. Currently, the Company does not carry persistent oils in its offshore tank vessels.

     One of the most important requirements under the OPA is that all newly constructed tankers or tank barges engaged in the transportation of oil and petroleum in the United States must be double hulled and all existing single hull tankers or tank barges be retrofitted with double hulls or phased out of domestic service between January 1, 1995 and 2015. See "Marine Transportation Operations" and "Discontinued Operations" for further discussions of the effects of OPA on the Company's offshore equipment.

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

     Clean Air Regulations. The Federal Clean Air Act of 1979 ("Clean Air Act") requires states to draft State Implementation Plans ("SIPs") designed to reduce atmospheric pollution to levels mandated by this act. Several SIPs provide for the regulation of barge loading and degassing emissions. The implementation of these regulations requires a reduction of hydrocarbon emissions released in the atmosphere during the loading of most petroleum products and the degassing and cleaning of barges for maintenance or change of cargo. These new regulations will require operators who operate in these states to install vapor control equipment on their barges. The Company expects that future toxic emission regulations will be developed and will apply this same technology to many chemicals that are handled by barge. Most of the Company's barges engaged in the transportation of petrochemicals, chemicals and refined products are already equipped with vapor control systems. Although a risk exists that new regulations could require significant capital expenditures by the Company and otherwise increase the Company's costs, the Company believes that, based upon the regulations that have been proposed thus far, no material capital expenditures beyond those currently contemplated by the Company, or no increase in costs, are likely to be required.

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

     Insurance. The Company's marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of cargo in a marine environment. These hazards include the risk of loss of or damage to the Company's vessels, damage to third parties from impact, fire or explosion as a result of collision, loss or contamination of cargo, personal injury of employees and third parties, pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of, or damage to, the Company's vessels is insured through hull insurance policies currently insuring approximately $480 million in hull values. Vessel operating liabilities such as collision, cargo, environmental and personal injury, are insured primarily through the Company's participation in mutual insurance associations and other reinsurance arrangements under which the protection against such hazards is in excess of $2 billion for each incident except in the case of oil pollution, which, in conjunction with the other excess liability coverage maintained by the Company, is limited to $700 million for each incident for inland vessels and ocean-going dry cargo vessels and $900 million for each incident in the case of the Company's tankers and ocean-going tank barges. However, because it is mutual insurance, the Company is exposed to funding requirements and coverage shortfalls in the event claims by the Company or other members exceed available funds and reinsurance.

     Environmental Protection. The Company has a number of programs that were implemented to further its commitment to environmental responsibility in its operations. One such program is environmental audits of barge cleaning vendors principally directed at management of cargo residues and barge cleaning wastes. Another program is the participation by the Company in the American Waterways Operators Responsible Carrier Program, the Chemical Manufacturer's Association Responsible Care program and the American Petroleum Institute STEP program, all of which are oriented to continuously reducing the barge industry's and chemical and petroleum industries' impact on the environment, including the distribution services area.

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

     Centralized training is provided through the Kirby Marine Transportation Corporation Training Department which is charged with developing, conducting and maintaining training programs for the benefit of all the Company's operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company's training facility includes state of the art equipment and instruction aids, including a working towboat, tank barge and shore tank facilities. During 1997, approximately 1,050 students completed courses at the training facility.

     Quality. In 1996, the Company's commitment to quality performance was implemented through a major business process redesign project, and the continued maintenance and improvement of its Quality Assurance Systems.

     The business process redesign project focused on three functional areas, customer billing, purchasing and maintenance, and resulted in significant changes in processes and structures. Projected outcomes include faster billing preparation and collection cycles, reduced costs for purchased products and services as a result of leveraged buying and more efficient maintenance of our vessels and associated equipment.

     Throughout 1990, the Company has made a substantial commitment to the implementation, maintenance and improvement of Quality Assurance Systems in compliance with the International Quality Standard, ISO 9002. Currently, all of the Company's marine transportation units serving the liquid and dry cargo markets have been certified, many of them earning "firsts" among their peers. These Quality Assurance Systems have enabled both shore and vessel personnel to effectively manage the changes which occur in the working environment. In addition, such Quality Assurance Systems have enhanced the Company's already excellent safety and environmental performance.

                                 DIESEL REPAIR

     The Company is presently engaged in the overhaul and repair of large, medium-speed diesel engines and related parts sales through three operating subsidiaries, Marine Systems, Inc. ("Marine Systems"), Engine Systems, Inc. ("Engine Systems") and Rail Systems, Inc. ("Rail Systems"). Through each of its three operating subsidiaries, the Company sells genuine replacement parts, provides service mechanics to overhaul and repair engines and maintains facilities to rebuild component parts or entire engines. As a nonexclusive service center, the Company serves the entire domestic power, marine and industrial markets. As an exclusive distributor, the Company serves the marine industry and stand-by power generation market in 17 Eastern states and the Caribbean, and the shortline and industrial railroad markets nationally, and components of the nuclear industry worldwide.

     The following table sets forth the revenues for the diesel repair division for the periods indicated (dollars in thousands):

                                                YEARS ENDED DECEMBER 31,
                                   --------------------------------------------------
                                        1995              1996              1997
                                   --------------    --------------    --------------
                                   AMOUNT      %     AMOUNT      %     AMOUNT      %
                                   -------    ---    -------    ---    -------    ---
Overhaul and repairs.............  $26,371     52%   $41,642     59%   $46,911     59%
Direct parts sales...............   24,167     48     28,780     41     32,225     41
                                   -------    ---    -------    ---    -------    ---
                                   $50,538    100%   $70,422    100%   $79,136    100%
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

     Marine Systems operates through three divisions providing in-house and in-field repair capabilities. These three divisions are: Gulf Coast (based in Houma, Louisiana); Midwest (based in Paducah, Kentucky); and West Coast (based in Seattle, Washington). All three of Marine Systems' divisions are nonexclusive authorized service centers for the Electro-Motive Division of General Motors Corporation ("EMD") selling parts and providing service. Marine Systems' Gulf Coast and Midwest divisions concentrate on larger, medium-speed diesel engines, primarily those manufactured by EMD, that are more commonly used in the inland and offshore barge and oil service industries. The West Coast division concentrates on the large EMD engines used by the offshore commercial fishing industry, the military and commercial businesses on the West Coast, and customers in Alaska. Marine Systems' emphasis is on service to its customers and it can send its crews from any of its locations to service customers' equipment anywhere in the world.

MARINE SYSTEMS CUSTOMERS

     Major customers of Marine Systems include inland and offshore dry-bulk and tank barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities and the United States Coast Guard, Navy and Army. Marine Systems also provides services to the Company's fleet, which accounted for approximately 2% of Marine Systems' total 1997 and 1996 revenues and approximately 5% for 1995; however, such revenues are eliminated in consolidation and not included in the table above. No single customer of Marine Systems accounted for more than 10% of the Company's revenues in 1997, 1996 or 1995.

     Since Marine Systems' business can be cyclical and is linked to the relative health of the diesel power tugboat and towboat industry, the offshore oil service industry, the military and the offshore commercial fishing industry, there is no assurance that its present gross revenues can be maintained in the future. The results of the diesel repair service industry are largely tied to the industries it serves, and, therefore, have been somewhat influenced by the cycles of such industries.

MARINE SYSTEMS COMPETITIVE CONDITIONS

     Marine Systems' primary competitors are approximately 10 independent diesel repair companies and authorized EMD distributors for each of its three divisions. Certain operators of diesel powered marine equipment elect to maintain in-house service capabilities. While price is a major determinant in the competitive process, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are significant factors. A substantial portion of Marine Systems' business is obtained by competitive bids. Marine Systems has entered into preferential service agreements with certain large operators of diesel powered marine equipment, providing such operations with one source of support and service for all of their requirements at pre-negotiated prices.

     Many of the parts sold by Marine Systems are generally available from other distributors; however, Marine Systems is one of a limited number of authorized resellers of EMD parts. Although the Company believes it is unlikely, termination of Marine Systems' relationship with suppliers could adversely affect its business.

ENGINE SYSTEMS OPERATIONS

     Through Engine Systems, the Company is engaged in the overhaul and repair of diesel engines for power generation, marine and nuclear applications. In July 1996, the Company purchased the operating assets of MKW Power Systems, Inc., a subsidiary of Wartsila Diesel, N.A. ("MKW"). The acquisition expanded the diesel repair segment's relationship with EMD to an authorized distributorship for 17 Eastern states and the Caribbean, and as the exclusive world-wide distributor of EMD products to the nuclear industry. As the exclusive East Coast distributor, the Company gains a better pricing structure for parts purchased.

     Engine Systems serves as a central distributor for Woodward Governor Company's Turbo and Engine Divisions ("Woodward") for 14 Midwest and Southeast states and portions of the Caribbean. In addition, it serves as a United States marine parts distributor for Falk Corporation, a marine reduction gear manufacturer.

     Effective July 1997, Engine Systems entered into an agreement with Stewart & Stevenson Services, Inc. ("Stewart & Stevenson"), allowing Stewart & Stevenson to sell EMD engines within Engine Systems' distributorship territory. Engine Systems will receive an annual fee based on sales within the distributorship territory.

ENGINE SYSTEM CUSTOMERS

     The major customers of Engine Systems are East Coast inland and offshore dry-bulk, tank barge and harbor docking operators, U.S. Coast Guard and aircraft carriers of the U.S. Navy. In addition, Engine Systems provides service to the power generation industry (Disney World, Dade County, Florida and Bahamas Electricity Corporation), and the world-wide nuclear power industry, through parts for standby generators.

ENGINE SYSTEM COMPETITIVE CONDITIONS

     Engine Systems is currently the major source of genuine EMD parts and authorized service for customers in power generation, marine and industrial applications in 17 Eastern states and the Caribbean, its distributorship territory. Generic parts, remanufactured parts and non-authorized services supporting existing applications of EMD engines are available to existing applications in Engine Systems' distributorship territory; however, many customers will give preference to Engine Systems due to its access to preferred genuine EMD replacement parts. Engine Systems' sales and service of Woodward parts is on an exclusive basis in Woodward's Southeast district and Woodward's Midwest district.

     Engine Systems is also the exclusive distributor of EMD parts for the nuclear industry worldwide. Specific regulations relating to equipment used in nuclear power generation require extensive testing and certification of replacement parts. Non-genuine parts and parts not properly tested and certified cannot be used in nuclear applications.

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

RAIL SYSTEMS CUSTOMERS

     Shortline railroads have been a growing component of the United States railroad industry since deregulation of the railroads in 1970. Generally, shortline railroads have been created through the divestiture of branch routes from the major railroad systems. These short routes provide switching and short haul of freight, with an emphasis on responsive and reliable service. Currently, about 500 shortline railroads in the United States operate approximately 2,400 EMD engines. Approximately 280 United States industrial users operate approximately 1,300 EMD engines. Generally, the EMD engines operated by the shortline and industrial users are older and, therefore, may require more maintenance.

RAIL SYSTEMS COMPETITIVE CONDITIONS

     As an exclusive United States distributor for EMD parts, Rail Systems provides all EMD parts sales to these markets, as well as providing rebuild and service work. Currently, other than Rail Systems, there are several primary companies providing service for the shortline and industrial locomotives. In addition, the industrial companies in some cases provide their own service.

EMPLOYEES

     Marine Systems, Engine Systems and Rail Systems together have approximately 250 employees.

PROPERTIES

     The principal office of Marine Systems is located in Houma, Louisiana. Parts and service facilities are located in Houma, Louisiana, in Morgan City, Louisiana, in Paducah, Kentucky and in Seattle, Washington. The Paducah, Kentucky and Seattle, Washington locations are on leased property and the Houma location is situated on approximately seven acres of Company owned land. The principal office of Engine Systems is located in Rocky Mount, North Carolina with service facilities in Chesapeake, Virginia, Medley, Florida and in South Bend, Indiana. Each of Engine Systems' locations is on leased property. The principal office of Rail Systems is located in Nashville, Tennessee on leased property.

                                   INSURANCE

     The Company is engaged in the writing of property and casualty insurance primarily through a 45% voting common stock ownership of Universal Insurance Company ("Universal"), a corporation located in the Commonwealth of Puerto Rico. Since its formation in 1972, Universal has evolved primarily from an automobile physical damage insurer to a full service property and casualty insurer, with emphasis on the property insurance lines. Universal is ranked second among Puerto Rican insurance companies in terms of policyholders' surplus and admitted assets, and was assigned an A (Excellent) rating by A. M. Best Company, a leading insurance rating agency, effective April 21, 1997.

     On September 25, 1992, Universal merged with Eastern America Insurance Company ("Eastern America"), a property and casualty insurance company in Puerto Rico, with Universal being the surviving entity. The Company owns 45% of the voting common stock of Universal (consisting of Class B voting common stock and Class C non-voting common stock) and 100% of the non-voting preferred stock of Universal. Eastern America Financial Group, Inc. ("Eastern America Group"), the former parent of Eastern America, owns 55% of the voting common stock of Universal.

     In accordance with a shareholder agreement among Universal, the Company and Eastern America Group, through options and redemption rights, Universal has the right to purchase the Company's interest in Universal over a period of up to 12 years from September 1992. The result of such redemptions would be Eastern America Group becoming the owner of 100% of Universal's stock.

     Pursuant to the Agreement, shares of Class B and Class C common stock have been redeemed as follows (dollars in thousands):

                                                  NUMBER OF      NUMBER OF
                                                   CLASS B        CLASS C
                     YEARS                         SHARES         SHARES        AMOUNT
                     -----                        ---------      ---------      -------
1992............................................    5,805             --        $ 1,000
1993............................................   39,128             --          7,000
1994............................................   20,424         24,360          7,000
1995............................................   14,215         16,240          5,016
1996............................................       --             --             --
1997............................................    8,769             --          2,000
                                                   ------         ------        -------
                                                   88,341         40,600        $22,016
                                                   ------         ------        -------

     In August 1994 and July 1995, Eastern America Group purchased from Universal 40,572 shares and 28,139 shares of Class A voting common stock for $7,000,000 and $5,000,000, respectively.

     The Company's investment in Universal is accounted for under the equity in earnings method of accounting for the 1997 and 1996 years and the second half of 1995. Effective July 1, 1995, the Company's investment in Universal's voting common stock was reduced to 47%. Prior period financial statements were not restated.

INSURANCE OPERATION

     Universal writes a broad range of property and casualty insurance. Universal, however, is primarily a property insurer. Universal's principal property insurance line is automobile physical damage, specifically the vehicle single-interest and double-interest risks. Vehicle single-interest insures lending institutions against the risk of loss of the unpaid balance of their automobile loans with respect to financed vehicles and vehicle double-interest also insures the policyholders against risk of loss of their automobiles.

     Universal's insurance business is generated primarily through Eastern America Insurance Agency, an affiliate of Eastern America Group, and through independent agents and brokers in Puerto Rico. Eastern America Insurance Agency and three independent agents each accounted for more than 5% of premiums written in 1997. Universal could be adversely affected if it were to lose several of its higher producing agents.

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

     Effective May 31, 1995, Mariner entered into Commutation Agreements with parties representing the majority of its outstanding underwriting liabilities ("Commuting Parties") and simultaneously executed documents granting the Commuting Parties absolute interest in any assets of Mariner which remain upon liquidation of Mariner. Since May 31, 1995, Mariner has continued in run-off, as a solvent insurance company under Bermuda law and regulations, paying claims of parties other than the Commuting Parties, while seeking to consummate further commutations as well. The effect of the May 31, 1995 transaction between Mariner and the Commuting Parties was to transfer to the Commuting Parties all of Mariner's interest in the equity and surplus assets of Mariner, if any, remaining at the time of the ultimate liquidation of Mariner. Loss of the Company's equity in Mariner was fully reserved in 1994 and the transaction was charged against that reserve in 1995.

CAPTIVE INSURANCE OPERATION

     The Company utilizes a Bermuda domiciled wholly owned insurance subsidiary, Oceanic Insurance Limited ("Oceanic"), to insure risks of the Company and its transportation and diesel repair subsidiaries and affiliated entities. Oceanic procures reinsurance in international markets to limit its exposure to losses.

                            DISCONTINUED OPERATIONS

     During the 1997 fourth quarter, the Company announced its intention to review alternative strategies concerning certain offshore assets. In this regard, the Company entered into a definitive purchase agreement, dated January 28, 1998, to sell its U.S. flag offshore product tanker operation and its harbor service operation. In accordance with the purchase agreement, Hvide Marine Incorporated will acquire the Company's harbor service operation, consisting of seven harbor tugboats, and two tankers, and August Trading Company, Inc. will acquire five tankers, for a combined purchase price of $38,600,000 in cash, subject to certain adjustments. The Company has recorded an estimated net loss on the sale of the tanker and harbor service operations of $3,966,000. The closing of the transaction is expected in mid-March 1998, subject to the satisfaction of certain conditions of the purchase agreement.

     The tanker and harbor service operations are conducted through Sabine and Kirby Tankships, Inc. ("Kirby Tankships"), subsidiaries of the Company. Sabine and Kirby Tankships operate a fleet of seven owned U.S. flag single skin tankers that transport clean petroleum products, gasoline, heating oil and gasoline additives for reformulated gasoline, primarily from Gulf Coast refineries to Florida and the Northeast United States. Certain additional trades exist carrying gasoline additives from Gulf Coast refineries to the West Coast and refined products to the Caribbean. As of March 1998, two of the Company's tankers were chartered to an oil company for the transportation of their products and five operate in the spot market, transporting petroleum products as cargo offers. Classified as "handi size," the tankers have deadweight capacities ranging between 28,000 and 49,000 tons, with a total capacity of 1,725,000 barrels.

     In compliance with the OPA, the seven single skin tankers are scheduled to be retired from service as follows: one -- January 1, 1999, two -- January 1, 2000; one -- October 30, 2000; one -- November 4, 2004; one -- January 1, 2005;
and one -- August 23, 2008. In order to stay in service beyond the retirement date, these tankers would have to be either retrofitted with a double hull cargo section or used exclusively in foreign trade, although the one tanker scheduled to be retired from service October 30, 2000 may be extended an additional three years.

     Sabine's harbor service operation consists of seven harbor tugboats which provide towing, docking and shifting services for vessels calling at the ports of Beaumont, Port Arthur and Orange, Texas and the port of Lake Charles, Louisiana. In addition, the harbor service operation provides offshore ship assistance and drill-rig movements off the Texas and Louisiana coasts.

     The tanker and harbor service operations are reflected as discontinued operations in this report. See "Note 2" to the financial statements included under Item 8 elsewhere herein for further disclosures on the sale of the tanker and harbor service operations.

ITEM 2. PROPERTIES

     The information appearing in Item 1 is incorporated herein by reference. The Company and Kirby Inland Marine currently occupy leased office space at 1775 St. James Place, Suite 200, Houston, Texas under a lease that expires in August 2003. The Company believes that its facilities are adequate for its needs and additional facilities would be readily available.

ITEM 3. LEGAL PROCEEDINGS

     See "Note 13" to the financial statements included under Item 8 elsewhere herein for a discussion of legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1997, no matter was submitted to a vote of security holders through solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

               NAME                    AGE                 POSITIONS AND OFFICES
               ----                    ---                 ---------------------
George A. Peterkin, Jr.............    70     Chairman of the Board of Directors
J. H. Pyne.........................    50     President, Director and Chief Executive Officer
Brian K. Harrington................    51     Senior Vice President, Treasurer and Assistant
                                              Secretary and Chief Financial Officer
G. Stephen Holcomb.................    52     Vice President, Controller, Assistant Treasurer
                                              and Assistant Secretary
Ronald C. Dansby...................    58     President -- Inland Division
Dorman L. Strahan..................    41     President -- Diesel Repair Division

     No family relationship exists between the executive officers or between the executive officers and the directors. Officers are elected to hold office until the annual meeting of directors, which immediately follows the annual meeting of stockholders, or until their respective successors are elected and have qualified.

     George A. Peterkin, Jr. holds a degree in business administration from the University of Texas and has served the Company as Chairman of the Board since April 1995. He has served as a Director of the Company since 1973 and served as President of the Company from 1976 to April 1995. He had served as a Director of Industries from 1969 to 1976 and as President of Industries from 1973 to 1976. Prior to that, he was President of Kirby Inland Marine from 1953 through 1972.

     J. H. Pyne holds a degree in liberal arts from the University of North Carolina and has served as President of the Company since April 1995. He has served as a Director of the Company since 1988 and President of Kirby Inland Marine since 1984. He had served as Executive Vice President of the Company from 1992 to April 1995. He also served in various operating and administrative capacities with Kirby Inland Marine from 1978 to 1984, including Executive Vice President from January to June 1984. Prior to joining Kirby Inland Marine, he was employed by Northrop Services, Inc. and served as an officer in the United States Navy.

     Brian K. Harrington is a Certified Public Accountant and holds an M.B.A. degree from the University of Oregon. He has served as Treasurer and Chief Financial Officer of the Company since May 1989, Vice President since September 1989 and Senior Vice President since 1993. Prior to joining the Company, he was engaged as a financial consultant with emphasis in the petrochemical distributing industry, providing services to Kirby Inland Maine and other companies. Prior to 1979, he was Vice President of Planning, Marketing and Development for Paktank Corporation.

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

     Ronald C. Dansby holds a degree in business administration from the University of Houston and has served the Company as President -- Inland Division since 1994. He also serves as President of Kirby Inland Marine -- Texas, having joined the Company in connection with the acquisition of Alamo Inland Marine Co. ("Alamo") in 1989. He had served as President of Alamo since 1974. Prior to that, he was employed by Alamo Barge Lines and Monsanto Chemical from 1962 to 1973.

     Dorman L. Strahan attended Nicholls State University and has served the Company as President -- Diesel Repair Division since 1994. He has also served as President of Marine Systems since 1986, President of Rail Systems since 1993 and President of Engine Systems since July 1996. After joining the Company in 1982 in connection with the acquisition of Marine Systems, he served as Vice President of Marine Systems until 1985.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock is traded on the NYSE under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated as reported by The Wall Street Journal.

                                                                    SALES PRICES
                                                              ------------------------
                                                                HIGH            LOW
                                                                ----            ---
1996
  First Quarter.............................................    $18 7/8         $16
  Second Quarter............................................     18 3/4          16 3/4
  Third Quarter.............................................     18              15 3/8
  Fourth Quarter............................................     20 1/2          17 3/8
1997
  First Quarter.............................................     19 3/4          17
  Second Quarter............................................     19 7/8          16 3/8
  Third Quarter.............................................     20 5/8          18 1/4
  Fourth Quarter............................................     21 1/8          17 7/8
1998
  First Quarter (through March 3, 1998).....................     24 1/16         19 1/16

     As of March 4, 1998, the Company had 24,435,436 outstanding shares held by approximately 1,600 stockholders of record. On February 17, 1998, the Company commenced a tender offer for up to 3,000,000 shares of its common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition, Capital Resources and Liquidity -- Treasury Stock Purchases" for further discussion.

     The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Since 1989, the Company has not paid any cash dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 1997. The tanker and harbor service operations financial results for 1997 have been accounted for as discontinued operations and previously issued financial statements have been restated. The information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company and the Financial Statements and Schedules included under Item 8 elsewhere herein (in thousands, except per share amounts):

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                      1993(1)     1994(1)     1995(1)     1996(1)     1997(1)
                                      --------    --------    --------    --------    --------
Revenues:
  Transportation....................  $232,901    $255,462    $267,687    $249,594    $256,108
  Diesel repair.....................    31,952      45,269      50,538      70,422      79,136
  Insurance(2)......................    52,875      65,812      45,239          --          --
  Investment income and other.......     8,137       9,554       7,800         817         883
  Gain on disposition of assets.....       367         415          10       2,751         407
  Realized gain on investments......     1,164       1,222         868          --          --
                                      --------    --------    --------    --------    --------
                                      $327,396    $377,734    $372,142    $323,584    $336,534
                                      ========    ========    ========    ========    ========

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                      1993(1)     1994(1)     1995(1)     1996(1)     1997(1)
                                      --------    --------    --------    --------    --------
Net earnings from continuing
  operations........................  $ 18,176    $ 16,969    $  6,958    $ 21,208    $ 22,705
                                      --------    --------    --------    --------    --------
Discontinued operations:
  Earnings (loss) from discontinued
     operations, net of income
     taxes..........................     4,653        (316)      2,425       6,021       2,943
  Estimated loss on sale of
     discontinued operations, net of
     income taxes...................        --          --          --          --      (3,966)
                                      --------    --------    --------    --------    --------
                                         4,653        (316)      2,425       6,021      (1,023)
                                      --------    --------    --------    --------    --------
          Net earnings..............  $ 22,829    $ 16,653    $  9,383    $ 27,229    $ 21,682
                                      ========    ========    ========    ========    ========
Earnings (loss) per share of common
  stock:
  Basic:
     Continuing operations..........  $    .69    $    .60    $    .25    $    .83    $    .93
     Discontinued operations........       .18        (.01)        .09         .24        (.04)
                                      --------    --------    --------    --------    --------
                                      $    .87         .59         .34        1.07         .89
                                      ========    ========    ========    ========    ========
  Diluted:
     Continuing operations..........  $    .69    $    .59    $    .25    $    .82    $    .92
     Discontinued operations........       .17        (.01)        .09         .24        (.04)
                                      --------    --------    --------    --------    --------
                                      $    .86    $    .58    $    .34    $   1.06    $    .88
                                      ========    ========    ========    ========    ========
  Weighted average shares
     outstanding:
     Basic..........................    26,095      28,290      27,561      25,555      24,381
     Diluted........................    26,527      28,790      27,772      25,781      24,594

                                                            DECEMBER 31,
                                      --------------------------------------------------------
                                      1993(1)     1994(1)     1995(1)     1996(1)     1997(1)
                                      --------    --------    --------    --------    --------
Property and equipment, net.........  $262,698    $284,444    $275,184    $277,622    $272,384
Total assets........................  $563,253    $667,472    $498,084    $524,530    $517,959
Long-term debt......................  $120,559    $159,497    $179,226    $181,950    $154,818
Stockholders' equity................  $211,749    $222,976    $205,333    $205,754    $218,269

---------------

(1) Comparability with prior periods is affected by the following: The acquisition of TPT, a marine transportation division of Ashland Oil, Inc., in the first quarter of 1993; the merger with AFRAM Lines (USA), Co., Ltd. in the second quarter of 1993 and the acquisition of Chotin Transportation, Inc. in the fourth quarter of 1993; the acquisition of offshore tankers from Tosco Refining Company and OMI Corp. in the third quarter of 1994; the acquisition of the marine assets of Dow in the fourth quarter of 1994; the Company's ownership of the voting stock of Universal declining to 47% on July 18, 1995, and the recording of the Company's investment in Universal on the equity method of accounting effective July 1, 1995; and the purchase of the assets of MKW in July 1996.

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

     During the 1997 fourth quarter, the Company announced its intention to review alternative strategies concerning certain offshore assets. In this regard, the Company entered into a definitive purchase agreement, dated January 28, 1998, to sell its U.S. flag tanker and harbor service operations. In accordance with the purchase agreement, Hvide Marine Incorporated will acquire the Company's harbor service operation and two tankers, and August Trading Company, Inc. will purchase five tankers, for a combined purchase price of $38,600,000, subject to certain adjustments. The closing of the transactions is expected to take place in mid-March 1998, subject to the satisfaction of certain conditions of the purchase agreement. The Company's offshore tanker and harbor service operations have been accounted for as discontinued operations as of December 31, 1997, and previously reported financial statements have been restated to reflect the discontinuation of the operations.

Results of Continuing Operations

     The Company reported net earnings from continuing operations of $22,705,000, or $.92 per share, on revenues of $336,534,000 for the 1997 year, compared with $21,208,000, or $.82 per share, on revenues of $323,584,000 for the 1996 year, and $6,958,000, or $.25 per share, on revenues of $372,142,000 for the 1995 year.

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. All previously reported earnings per share amounts have been restated to conform with SFAS No. 128. For purposes of this Management Discussion, all earnings per share amounts presented are "Diluted Earnings Per Share."

     The continuing operations transportation revenues totaled $256,108,000, or 76% of total revenues for 1997, compared with $249,594,000, or 77% of total revenues for 1996, and $267,687,000, or 72% of total revenues for 1995. Diesel repair revenues for 1997 totaled $79,136,000, or 24% of total revenues for 1997, compared with $70,422,000, or 22% of total revenues for 1996, and $50,538,000, or 14% of total revenues for 1995. Insurance revenues totaled $45,239,000, or 12% of total 1995 revenues. Investment income, earned primarily from investments by the insurance segment for the 1995 year, totaled $883,000 for 1997, compared with $817,000 for 1996 and $7,800,000 for 1995.

     The Company reported net gains from the disposition of assets of $407,000 for 1997, $2,751,000 for 1996 and $10,000 for 1995. The amounts reported for each year were predominately from the sale of marine equipment. For the 1997 year, the gain was primarily from the sale of two offshore freighters, and for the 1996 year, from the sale of two inland towboats and six inland asphalt barges.

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

     The 1995 results included a $17,500,000 pre-tax charge in the 1995 third quarter, $13,000,000 after taxes, or $.47 per share. Of the $17,500,000 pre-tax charge, $16,807,000 was from continuing operations and $693,000 was from discontinued operations. Such charge was the result of adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The charge is more fully described below.

     In October 1995, the Financial Accounting Standards Board approved the issuance of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 allows a company to adopt a fair value based method of accounting for an employee stock-based compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," the Company's current accounting method. The Company has elected to continue to follow APB Opinion No. 25; however, if the Company had adopted SFAS No. 123, the Company's net earnings from continuing operations and earnings per share for the 1997, 1996 and 1995 years would have been reduced by $2,178,000, or $.09 per share, $957,000, or $.04 per share, and $387,000, or $.02 per share, respectively.

     The Company conducts its continuing operations in marine transportation and diesel repair business segments. In addition, the Company owns a 45% voting interest in a property and casualty insurance company.

MARINE TRANSPORTATION

     The marine transportation segment is the nation's largest operator of inland tank barges transporting industrial chemicals, refined petroleum products and agricultural chemicals along the United States inland waterways. The segment also provides coastwise movements by barges of petroleum products and dry-bulk commodities.

     The Company's marine transportation segment reported 1997 transportation revenues of $256,108,000, an increase of 3% compared with $249,594,000 reported for the 1996 year, and a decrease of 4% compared with $267,687,000 reported for the 1995 year.

1997 Marine Transportation Revenues

     The 3% increase in marine transportation revenues for 1997 over 1996 reflected a modest hike in utilization and spot market rates, and the renewal of contracts generally at higher rates. Over the past eighteen months, the Company decreased its active inland barge fleet capacity by a net 3%, removing from service older single-skin barges when it was not prudent to continue to maintain or overhaul the barges. The marine transportation segment operates under long-term contracts, short-term contracts and spot movements of products. For 1997, approximately 70% of movements were under term contracts and 30% were spot market movements compared with 80% of movements under term contracts and 20% were spot market movements for 1996. Chemical and petrochemical volumes held at 1996 levels, while refined product volumes improved during 1997 over 1996. The 1997 year was negatively impacted by the flooding on the Mississippi River System during the months of February through April. During the majority of the 1997 first quarter, the upper Mississippi River and Ohio River experienced high water and flooding conditions, with river closures in selected areas and mandated regulatory operating restrictions. During the month of March and extending into April, the lower Mississippi River, the Company's principal area of operations, experienced high water not seen in such severity since 1983. The loss of revenue, estimated at approximately $3,450,000 for the months of February through April, was the result of delays, diversions and limitations on night passages, horsepower requirements and size of tows. The effects of the flooding throughout the Mississippi River System reduced the Company's revenues and increased its expenses, resulting in a reduction in net earnings by an estimated $.11 per share for the 1997 year.

     During 1997, the Company scrapped its last two of three U.S. flag offshore break-bulk freighters which were engaged in the transportation of food-aid commodities and related products under the U.S. Government's preference food-aid programs. Excess equipment capacity and lack of available cargo, which resulted in low rates, led to the decision to scrap the Company's remaining two freighters. One freighter was scrapped in September 1997, after a food-aid voyage to North Korea. The last freighter was scrapped in October 1997 following a food-aid trip to East Africa. In September 1996, after a food-aid trip to North Korea, the Company scrapped its first freighter. The freighters were scrapped overseas, taking advantage of higher foreign scrap metal prices.

1996 Marine Transportation Revenues

     Transportation revenues for the 1996 year totaled $249,594,000, a decrease of 7% compared with $267,687,000 for the 1995 year. Contract volumes for the movement of chemicals were stable and rates flat during 1996; however, spot market volumes remained soft, with week to week variations in demand, and with certain spot market pricing pressure. The contract and spot market movements of refined products in the Mississippi River declined to some degree. Such reduction in volumes resulted in lower rates for spot market river movements. The Gulf Intracoastal Waterway movements of refined products remained weak for the entire 1996 year, resulting in lower rates for such movements. Additional Midwest refinery capacity and some improved pipeline efficiencies through debottle-necking were the primary reasons for the decline in refined products volumes and rates.

     The major reason for the 7% decline in transportation revenues for 1996 compared with 1995 was the significant weakness in the movement of U.S. Government preference food-aid cargo and military household goods. Revenues derived from that market for 1996 fell 64% to $9,661,000 compared with $26,658,000 in 1995. Excess equipment capacity and a reduction in available movements resulted in inadequate rates. During 1996, the Company averaged only one of its freighters being employed. As noted above, the Company scrapped one freighter in September 1996 after a food-aid trip to North Korea.

1995 Marine Transportation Revenues

     Transportation revenues for the 1995 year totaled $267,687,000, an increase of 5% compared with $255,462,000 for the 1994 year. The acquisition in November 1994 from Dow of 65 inland tank barges, and the assumption of the lease of 31 inland tank barges along with a ten year contract with Dow to provide inland bulk liquid marine transportation services, contributed to the increase in 1995 over 1994.

     The demand for movements of industrial chemicals remained strong during 1995. The movements of agricultural chemicals were extended due to flooding in the upper Mississippi River, more fully described below, as demand was enhanced from the flooding of the Midwest farmlands. Refined product movements were strong during 1995; however, when compared with 1994 movements were down slightly due to additional refinery capacity in the Midwest and improved pipeline efficiencies to the Midwest.

     Movements under the U.S. Government's preference food-aid cargo programs and military household goods were sporadic during the 1995 year. Revenues from this business declined to $26,658,000 in 1995, a decrease of 34% compared with $40,474,000 reported for 1994. Excess equipment capacity and lack of available cargoes resulted in rates inadequate to achieve profitability. All three freighters operating in that market were laid up at various times during 1995.

Marine Transportation Costs and Expenses

     Costs and expenses, excluding interest expense, for the marine transportation segment for the 1997 year totaled $216,566,000, up 2% compared with 1996 costs and expenses of $211,422,000, and 7% lower than the 1995 costs and expenses of $232,446,000, which excludes the $16,807,000 write-down discussed below. Each of the comparable years was impacted by the costs and expenses of the 1994 Dow equipment acquisition, the 26 inland tank barges placed in service since 1995, and various existing equipment placed in service since 1995, all of which is more fully described in Business Acquisitions and Development below. In addition, each year reflected higher equipment costs, health and welfare costs, and inflationary increases in costs and expenses. Specific events which affected the costs and expenses for each of the last three years are more fully described below.

1997 Marine Transportation Costs and Expenses

     As discussed under 1997 Marine Transportation Revenues, the segment incurred additional expenses associated with the 1997 February through April flooding in the Mississippi River, reflecting the higher costs and equipment utilization associated with the flooding. During 1997, the marine transportation segment achieved a reduction in costs and expenses of approximately $3,400,000 ($2,200,000 after taxes, or $.09 per share) from its cost reduction efforts implemented in 1996, as more fully discussed under the 1996 Marine Transportation Costs and Expenses. Savings obtained from cost reductions during 1997 were partially offset by continued higher vessel labor and vessel maintenance costs. The Company competes with the same labor pool and for the same shipyard space as companies participating in the lucrative oil and gas drilling activities in the Gulf of Mexico.

1996 Marine Transportation Costs and Expenses

     Effective January 1, 1996, the transportation segment changed the estimated depreciable lives of its inland tank barges and towboats. Vessel upgrades and enhanced maintenance standards have resulted in useful lives beyond the original estimated lives. The change in the estimated lives provided a more consistent matching of revenues and depreciation expense over the economic useful lives of the inland barges and towboats. The depreciable lives of inland double skin barges were changed from an average of 22 years to 30 years and inland towboats were changed from an average of 22 years to 35 years. Changes were made on single skin barges on a barge by barge basis, with shorter lives recorded in anticipation of early retirements when appropriate. Salvage values were also assigned to certain inland vessels where it was reasonable to expect that the vessel would have a residual value at the end of its depreciable life. The result of the change in depreciable lives was to reduce 1996 depreciation expense by approximately $2,500,000 ($1,625,000 after taxes, or $.06 per share).

     During 1996, the Company focused its efforts on decreasing costs and expenses and improving operating efficiencies. Reorganizational changes were made during 1996, resulting in office closures and the consolidation of the majority of sales, traffic, maintenance and accounting functions to Houston, Texas. The Company incurred reorganization expense in 1996 of approximately $2,700,000 ($1,755,000 after taxes, or $.07 per share).

     The Company's freighters, reduced from three to two in 1996, experienced significant idle time as demand was very sporadic. In addition, the write-down of the freighters in 1995, in accordance with SFAS No. 121, substantially reduced depreciation and amortization expenses applicable to the freighters.

1995 Marine Transportation Costs and Expenses

     As stated above, in September 1995, the Company adopted SFAS No. 121, which establishes standards for the impairment of long-lived assets, certain identifiable intangibles related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reduced the carrying value of three freighters and related intangibles by taking a $16,807,000 pre-tax charge in the 1995 third quarter. The Company reviewed long-term assets and certain identifiable intangibles for impairment by vessel class. For purposes of determining fair value, the Company estimated future net cash expected to be generated, assuming the above asset groups. Freight rates for its freighters, which have been depressed since 1994, were not expected to recover to levels which would allow the freighters to make consistent contributions to earnings. The freighters were reduced to a fair market value of $3,698,000, which was based upon estimated scrap steel prices if the freighters were scrapped. In addition to the charge, the Company also reduced administrative overhead associated with the freighters through employee reductions and office closure.

     The transportation segment was negatively affected by the upper Mississippi River System closure for all marine transportation movements from mid-May through mid-June 1995 and, to a lesser extent, flooding in the Arkansas River. The closure of the upper River, the result of severe flooding, resulted in idle, delayed or diverted equipment equal to approximately 10% of the inland tank barge fleet. When the upper River opened, operations were impeded by channel silting which restricted drafts, and in some cases, briefly closed the upper River in certain areas. The closure marked the second time in three years the upper River had to close due to flooding. The Company estimated that operating income was reduced by approximately $1,250,000 ($800,000 after taxes, or $.03 per share) from the effects of the upper River and Arkansas River flooding. Additionally, in the third quarter, the Illinois River was closed for lock repairs for almost the entire quarter and numerous hurricanes during 1995 affected the operating results of the segment.

     In 1994, the Company formed a captive insurance operation, Oceanic, to insure the majority of risks previously self-insured by the Company and to access the reinsurance market directly. During 1995, the effect of insurance casualty losses, previously expensed on an incurred basis, was to increase insurance expense charged to the Company's subsidiaries by approximately $2,000,000 ($1,300,000 after taxes, or $.05 per share).

Marine Transportation Operating Income

     Operating income for the marine transportation segment for the 1997 year totaled $39,542,000, an increase of 4% compared with $38,172,000 of operating income for 1996, and 12% over 1995 operating income of $35,241,000. Operating margins for 1997 were 15.4% compared with 15.3% for 1996 and 13.2% for 1995.

     The Company's investment in two offshore marine partnerships, accounted for under the equity method of accounting, reported earnings for the 1997 year of $3,084,000, down 21% from earnings of $3,912,000 for 1996 and up 17% compared with earnings from the partnerships of $2,638,000 for 1995. The decrease in earnings in 1997 compared with 1996 reflects additional scheduled maintenance on the partnerships' vessels and lower coal volume requirements. The 1996 year reflected enhanced coal and limestone rock contract volume movements, while the 1995 year was negatively impacted by scheduled maintenance of vessels and lower coal volume requirements.

DIESEL REPAIR

     The diesel repair segment is divided into three divisions organized around the markets they serve. The Marine Systems Division operates on the Gulf Coast and West Coast and in the Midwest through three facilities that repair and overhaul marine diesel engines and reduction gears, and sells parts and accessories. The Rail Systems Division is the exclusive distributor of aftermarket parts to shortline and industrial railroads for EMD. The Division provides replacement parts, service and support nationwide to shortline railroads and industrial companies that operate locomotives. The Engine Systems Division, organized in July 1996 with the purchase of the assets of MKW, expanded the Company's relationship with EMD to an authorized distributorship for 17 Eastern states and the Caribbean. In addition, the Engine Systems Division serves as a central distributor for Woodward in Southeast and Midwest states, and as the exclusive worldwide distributor of EMD products to the nuclear industry.

     The Company's diesel repair segment reported 1997 diesel repair revenues of $79,136,000, an increase of 12% compared with $70,422,000 reported for the 1996 year, and an increase of 57% compared with $50,538,000 reported for the 1995 year.

1997 Diesel Repair Revenue

     The 12% increase in diesel repair revenues for 1997 over 1996 was primarily due to the inclusion of MKW for the entire 1997 year, as the assets were acquired in July 1996. During 1997, the segment eliminated certain MKW unprofitable business lines. Diesel repair revenues for the 1997 year were negatively impacted by deferred overhauls from Midwest inland towing customers due to spring flooding and by Midwest dry cargo customers due to slow grain exports. The Gulf Coast market remained strong due to the continued enhanced drilling activities and related oil services activities in the Gulf of Mexico. The East Coast market was supported by a strong overall economy, while the West Coast market remained depressed due to a continued weak North Pacific fishing market.

1996 Diesel Repair Revenues

     Diesel repair revenues for the 1996 year totaled $70,422,000, an increase of 39% compared with $50,538,000 for the 1995 year. The 1996 year included approximately $12,600,000 of revenues generated from the acquisition of MKW in July 1996. In addition, the 1996 year benefited from enhanced drilling activities and related oil service activities in the Gulf of Mexico, and continued health of the inland tank barge and dry cargo industry in its Gulf Coast and Midwest markets. The West Coast market was hampered by a depressed offshore fishing market and during 1996, the diesel repair segment shifted its forces from the South Pacific fishing fleet to the North Pacific fishing fleet.

1995 Diesel Repair Revenues

     Diesel repair revenues for the 1995 year totaled $50,538,000, an increase of 12% compared with $45,269,000 for the 1994 year. Operating in a very competitive market, the segment benefited from increased drilling and well service activities in the Gulf of Mexico and the continued health of inland tank barge and dry cargo customers.

Diesel Repair Costs and Expenses

     Costs and expenses, excluding interest expense, for the diesel repair segment for 1997 totaled $72,947,000 compared with $65,046,000 for 1996 and $47,138,000 for 1995. The increase of 12% for 1997 over 1996 and 55% for 1997 over 1995 reflected the costs and expenses associated with the acquisition of the assets of MKW in July 1996 and also reflected the overall continued growth in revenue in the Marine Systems and Rail Systems Divisions.

Diesel Repair Operating Income

     The Diesel Repair segment's operating income for 1997 was $6,189,000, an increase of 15% compared with 1996 operating income of $5,376,000, and 82% over 1995 operating income of $3,400,000. Operating margins for 1997 were 7.8% compared with 7.6% for 1996 and 6.7% for 1995.

PROPERTY AND CASUALTY INSURANCE

1997, 1996 and 1995 Equity in Earnings of Unconsolidated Insurance Affiliate

     The Company currently has a 45% voting common stock ownership of Universal, a full service property and casualty insurance company which operates exclusively in the Commonwealth of Puerto Rico. In March 1997, Universal redeemed $2,000,000 of its common stock, thereby reducing the Company's voting common stock ownership from 47% prior to the redemption to the current 45%. Eastern America Group currently owns 55% of Universal. In July 1995, Universal redeemed $5,000,000 of its common stock from the Company and sold $5,000,000 of its common stock to Eastern America Group, thereby reducing the Company's voting ownership from 58% prior to such redemption and sale, to 47%. No redemptions were made in 1996.

     Effective July 1, 1995, the Company began accounting for its investment in Universal under the equity in earnings method of accounting. Prior period financial statements were not restated. For the 1995 first six months, results for Universal were consolidated with a minority interest expense recorded for Eastern America Group's interest. For the last six months of 1995 and for 1996 and 1997, the Company's investment in Universal was recorded on the equity in earnings method of accounting.

     The amount recorded by the Company as equity in earnings for the Company's investment in Universal is influenced to the extent that anticipated future redemptions by Universal of its common stock exceed the Company's investment in Universal's stock. The Company also has an investment in Universal's nonvoting preferred stock (100%). Because the preferred stock is collateralized by a separate portfolio of U.S. Treasury Securities, the Company accounts for this preferred stock under SFAS 115. Therefore, the interest earned, as well as the realized gains from the sale of U.S. Treasury Securities collateralizing the preferred stock, are included as part of equity in earnings of the insurance affiliate. During 1997, 1996 and 1995, the Company recorded $1,044,000, $980,000 and $649,000, respectively, of interest earned from its investment in U.S. Treasury Securities and recognized $465,000, $592,000 and $650,000, respectively, of realized gains from the sale of such U.S. Treasury Securities. In addition, during the 1997 year, the Company recognized as equity in earnings of insurance affiliate, $2,500,000 of cash received from Universal as the result of a resolution of a previously reserved Universal contingency for outstanding litigation. The litigation was fully reserved on Universal's records and was set aside as part of the merger in 1992 of Universal with Eastern America Group.

     For the 1997 year, the company recorded equity in earnings from Universal of $4,609,000 compared with $2,171,000 for the 1996 year and $1,599,000 for the second half of 1995.

1995 Property and Casualty Insurance Revenues, Expenses and Pretax Earnings

     For the first six months of 1995, the Company reported the results of Universal on a consolidated basis, with a minority interest expense reported for Eastern America Group's 42% voting ownership.

     The Company's property and casualty insurance subsidiary reported premiums written of $78,979,000 for the 1995 first six months compared with premiums written of $111,415,000 for 1994. Net premiums earned for the 1995 first six months totaled $43,191,000 compared with $61,477,000 for 1994.

     Since 1992, Universal has expanded its property and casualty insurance portfolio with particular emphasis in the vehicle single-interest and double-interest lines of business. Such expansion resulted from new financial institution customers, portfolio transfers and a significant improvement in automobile sales in Puerto Rico. The improvement in net premiums earned reflects the amortization of net premiums written over the life of a policy. The significant increase in premiums earned was the result of the increase in the vehicle line of business and resulting increase in net premiums written.

     Property and casualty insurance costs and expenses for the 1995 first six months totaled $47,995,000 compared with $70,705,000 for 1994. The annualized increase resulted from the significant increase in vehicle lines of business and a favorable year for actual losses.

     The Company's portion of the property and insurance segment's pretax earnings totaled $3,971,000 for the 1995 first six months compared with pretax earnings of $5,119,000 for 1994.

DISCONTINUED OPERATIONS

     The Company's offshore tanker and harbor service operations have been accounted for as discontinued operations as of December 31, 1997, and previously reported financial statements have been restated. In accordance with the purchase agreement noted above, the Company's offshore tanker and harbor service operations are expected to be sold in mid-March 1998, subject to certain conditions of the purchase agreement.

     The Company reported a 1997 net loss from discontinued operations of $1,023,000, or $.04 per share, compared with net earnings from discontinued operations of $6,021,000, or $.24 per share, for the 1996 year and $2,425,000, or $.09 per share, for the 1995 year. The 1997 year included an estimated $3,966,000 net loss, or $.16 per share, from the sale of the operations. The estimated net loss included a provision for an operating loss of $700,000 during the phase-out period, January 1, 1998 through the date of sale.

     The Company's discontinued marine transportation operations reported 1997 transportation revenues of $66,434,000, relatively flat compared with revenues of $66,773,000 reported for 1996, and 3% lower than 1995 revenues of $68,226,000.

     Costs and expenses for the discontinued operations totaled $62,002,000 for 1997, reflecting a 7% increase over $57,700,00 for 1996, and 3% lower than 1995 costs and expenses of $64,012,000.

     Operating income for the discontinued operations totaled $4,598,000, 51% lower than operating income of $9,354,000 reported for 1996, and 15% higher than 1995 operating income of $3,996,000.

     The offshore discontinued tanker market has been very volatile over the past three years. Reduced demand for movements of products during certain seasons, as well as unanticipated and unneeded increases in capacity, have lead to a very volatile offshore tanker market, and a market where periodic lay-ups of tankers have occurred with increased regularity. Such volatility contributed to the Company's decision to exit the tanker, as well as the harbor service operations, and concentrate on the core inland tank barge business.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet

     Total assets as of December 31, 1997 were $517,959,000, a decrease of 1% compared with $524,530,000 as of December 31, 1996 and 4% higher than the December 31, 1995 total assets of $498,084,000. The carrying value of the discontinued tanker and harbor service property and equipment has been reclassified as long-term assets of discontinued operations. Certain prepaid maintenance costs, previously classified in prepaid expenses and other assets, have been reclassified as current assets of discontinued operations.

     The available-for-sale securities of $21,773,000 as of December 31, 1997 and $18,199,000 as of December 31, 1996 were investments of Oceanic, the Company's wholly owned captive insurance subsidiary.

     Total liabilities as of December 31, 1997 equaled $299,690,000, a decrease of 6% compared with $318,776,000 as of December 31, 1996, and 2% higher than the December 31, 1995 total liabilities of $292,751,000. The 6% decrease for 1997 compared with 1996 primarily reflected the 18% decrease in long-term debt from $176,617,000 in 1996 to $149,485,000 in 1997. The reduction in long-term debt reflected significant pay-downs on debt from the operating cash flow generated during 1997, partially offset by additional debt incurred with the repurchase of the Company's common stock and the recently completed barge construction project, both of which are more fully described below.

     Stockholders' equity as of December 31, 1997 totaled $218,269,000, compared with $205,754,000 as of December 31, 1996 and $205,333,000 as of December 31,
1995. All three years reflect the Company's repurchase of 626,000 shares of its common stock at a total price of $11,699,000 during 1997, 1,587,000 shares at a total price of $26,331,000 during 1996 and 2,224,000 shares at a total price of $33,386,000 during 1995, as more fully described in Treasury Stock Purchases below. Unrealized net gains (losses) in value of available-for-sale securities, net of taxes, was reflected as a gain in the Company's stockholders' equity of $604,000 in 1997, a loss of $2,010,000 in 1996 and a gain of $4,664,000 in 1995.
Securities representing such unrealized gain (losses) are from the Company's preferred stock investment in Universal, which controls a separate portfolio of U.S. Treasury Securities, and from securities invested by Oceanic.

Long-Term Financing

     The Company has a $100,000,000 revolving credit agreement (the "Credit Agreement") with Chase Bank of Texas, N.A., as agent bank. On September 19, 1997, the Company agreed to new terms with Chase regarding the Credit Agreement, superseding the previous Credit Agreement dated March 18, 1996. Under the new terms, the maturity date was extended to September 19, 2002 from December 31, 1998. The new Credit Agreement reduced the margin of interest paid on its borrowings, provided adjusted interest rates based on the Company's senior credit rating and eliminated certain financial covenants. The new Credit Agreement also contains usual and customary events of default. The Credit Agreement was amended effective January 30, 1998 to provide a one-time allowance for the disposition of assets at the subsidiary level. The amendment also modified the minimum net worth covenant and fixed charge calculation. The Company was in compliance with all covenants as of December 31, 1997. Proceeds under the Credit Agreement may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company's common stock, or for possible business acquisitions.

     In December 1994, the Company established a $250,000,000 medium term note program providing for the issuance of fixed rate or floating rate notes with the maturities of nine months or longer. The shelf registration program, registered with the Securities and Exchange Commission, was activated in March 1995 with the issuance of $34,000,000 of the authorized notes. The issued medium term notes bore interest at an average fixed rate of 7.77% and matured on March 10, 1997. Proceeds from sale of the notes were used to retire the Company's outstanding bank term loan in the amount of $10,286,000, due June 1, 1997, and to reduce the Company's outstanding revolving credit loans by $23,714,000. The Company's outstanding bank term loan in the amount of $10,666,000, due March 6, 1997, was retired on March 20, 1995 with proceeds borrowed under the Company's revolving credit agreements. In June 1995, the Company issued $45,000,000 of authorized notes, bearing a fixed interest rate of 7.25%, with a maturity of June 1, 2000. Proceeds from the sale of the notes were used to reduce the Company's outstanding revolving credit loans. In January 1997, the Company issued $50,000,000 of the authorized medium term notes at a fixed interest rate of 7.05%, due January 29, 2002. Proceeds from the sale of notes were used to retire the $34,000,000 of medium term notes due March 10, 1997, with the balance used to reduce the Company's revolving Credit Agreement noted above. The $34,000,000 notes were classified as long-term at December 31, 1996, as the Company had the ability and intent to refinance the notes either by selling new medium term notes, or through the Company's revolving Credit Agreement. As of December 31, 1997, $121,000,000 was available under the medium term note program to provide financing for future business and equipment acquisitions and working capital requirements.

Business Acquisitions and Developments

     On July 31, 1996, a subsidiary of the Company purchased the operating assets of MKW for approximately $5,700,000 in cash plus approximately $8,500,000 for MKW's working capital. The acquisition expanded the diesel repair segment's relationship with EMD to an authorized distributorship for 17 Eastern states and the Caribbean. In addition, the subsidiary serves as a central distributor for Woodward, a leader in the production of power control components.

Capital Expenditures

     The Company continued to enhance its existing operations through the acquisitions of existing equipment and the construction of new equipment from 1994 through the present.

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

     In February 1998, the Company purchased five existing inland tank barges for use in the linehaul fleet. During 1996, one existing inland towboat was purchased for use in the fleeting and shifting operation. In 1995, one existing double skin inland tank barge and four existing inland towboats were purchased for use in the industrial chemical market, and four existing double skin inland tank barges and three existing inland towboats were purchased for use in the refined products market. In addition, during 1995 two existing inland towboats were purchased for use in the fleeting and shifting operation and two existing double skin inland tank barges were purchased for use in the agricultural chemical market.

  Treasury Stock Purchases

     During 1997, the Company purchased 626,000 shares of its common stock at a total price of $11,699,000, for an average price of $18.70 per share. During 1996, the Company purchased 1,587,000 shares of its own common stock at a total price of $26,331,000, for an average price of $16.60 per share. During 1995, the Company purchased 2,224,000 shares of its common stock at a total price of $33,386,000, for an average price of $15.01. In August 1994, the Board of Directors authorized the repurchase of 2,000,000 shares, increased the authorization by 2,250,000 shares in October 1995, and in July 1996, increased the authorization by an additional 2,000,000 shares. As of March 4, 1998, the Company had 1,814,000 shares available under the 6,250,000 total repurchase authorization. The treasury stock purchases were financed by borrowing under the Company's Credit Agreement. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

     The Company announced on February 17, 1998 a "Dutch Auction" tender offer to repurchase up to 3,000,000 shares of its common stock, representing approximately 12% of the Company's outstanding common stock. The tender offer price range will be from $21.00 to $24.50 per share in cash, as described below. The offer is subject to market and other terms and conditions described in the offering materials distributed to stockholders. The tender offer commenced on Tuesday, February 17, 1998 and will expire at 12:00 midnight, New York City time, on March 16, 1998, unless extended.

     Under the terms of the self-tender offer, all the Company's stockholders will be invited to tender shares within the stated price range of $21.00 to $24.50 per share. Tendering stockholders will be required to specify the price within that range they would be willing to accept. Upon receipt of the tenders, the Company will determine a final price that enables it to purchase up to 3,000,000 shares pursuant to the offer. All shares will be purchased at the determined price. If more than 3,000,000 shares are tendered at or below the price determined, there will be a proration. Pursuant to the rules of the Securities and Exchange Commission and subject to the number of shares tendered within the price range stated, the Company may elect to increase the number of shares purchased. The offer will not be contingent upon any minimum number of shares being tendered.

     Financing of the self-tender offer will be through available cash on hand and borrowings under the Company's revolving Credit Agreement. Although the tender offer is not contingent on the closing of the previously announced sale of the Company's U.S. flag tanker and harbor service operations, which is expected to be completed in mid-March 1998, proceeds of that sale are expected to partially fund the common stock repurchase.

  Liquidity

     The Company generated net cash provided by operating activities of continuing operations of $48,024,000, $44,778,000 and $65,287,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Universal, accounted for under the equity method of accounting for the 1997 and 1996 years and the second half of 1995, did not contribute cash flow from earnings for such periods. Under the equity method of accounting, the Company recognizes cash flow from Universal only upon receipt of actual distributions or redemptions, $2,000,000 of which were received in 1997, none in 1996, and $5,016,000 during the second half of 1995. For the 1995 first half, the results of Universal were consolidated and included in operating income, resulting in $5,901,000 of net cash provided by operating activities.

     The Company also accounts for its ownership in 35% and 50% owned marine partnerships under the equity method of accounting, recognizing cash flow only upon the receipt or disbursements of cash from the partnerships. For the 1997 year, the Company disbursed cash to the marine partnerships of $475,000, compared with the receipt of cash of $3,200,000 for 1996 and $1,830,000 for 1995.

     Funds generated are available for capital construction projects, treasury stock repurchases, asset acquisitions, repayment of borrowings associated with treasury stock acquisitions or asset acquisitions and for other operating requirements. In addition to its net cash flow provided by operating activities, the Company also has available as of March 4, 1998, $83,000,000 under its revolving credit agreement and $121,000,000 available under its medium term note program. The Company's fixed principal payments during the next 12 months are $5,333,000.

     During the last three years, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel, can be passed through to its customers, while the transportation assets acquired and accounted for using the purchase method of accounting were adjusted to a fair market value and, therefore, the cumulative long-term effect of inflation was reduced. The repair portion of the diesel repair segment is based on prevailing current market rates. The Company does not presently use financial derivatives, but uses a mix of floating and fixed rate debt. The Company has no foreign exchange risks.

     The Company has no present plan to pay dividends on its common stock.

  Year 2000

     Historically, most computer systems utilized software that processed transactions using two digits to represent the year of the transaction (i.e. 97 represents the year 1997). This software needs to be modified to properly process dates beyond December 31, 1999 (the "Year 2000 Issue"). In the first quarter of 1998, the Company completed its assessment of the Year 2000 Issue and determined that no additional significant modifications or replacements of its software were required. The Company utilizes both internally and externally supported software and relies upon certain vendor enhancements yet to be implemented to effect the Year 2000 Issue compliance. The Company presently believes that these modifications to existing software and conversions to new software will mitigate the Year 2000 Issue for its software.

     There can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report (see Item 14, page 64).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its independent accountants as contemplated in Item 304 of Regulation S-K.

                                    PART III

ITEMS 10 THROUGH 13.

     The information for these items has been omitted inasmuch as the registrant will file a definitive proxy statement with the Commission pursuant to the Regulation 14A within 120 days of the close of the fiscal year ended December 31, 1997, except for the information regarding executive officers which is provided in a separate item captioned, "Executive Officers of the Registrant," and is included as an unnumbered item following Item 4 in Part I of this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Kirby Corporation:

     We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Universal Insurance Company and its subsidiaries, a 45 percent owned unconsolidated subsidiary. The Company's investment in this company at December 31, 1997 and 1996 was $45,320,000 and $44,554,000,
respectively, and its equity in earnings for the years ended December 31, 1997, 1996 and 1995 was $4,609,000, $2,171,000 and $1,599,000, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Universal Insurance Company and its subsidiaries is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Houston, Texas
February 17, 1998

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997

                                     ASSETS

                                                                1996       1997
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Current assets:
  Cash and invested cash....................................  $  1,544   $  2,043
  Available-for-sale securities -- short-term investments...    18,199     21,773
  Accounts and notes receivable, net of allowance for
    doubtful accounts.......................................    79,866     84,595
  Inventory -- finished goods, at lower of average cost or
    market..................................................    16,361     14,875
  Prepaid expenses and other................................     7,763      7,359
  Deferred income taxes.....................................       600      1,468
  Current assets of discontinued operations.................     5,552      3,684
                                                              --------   --------
        Total current assets................................   129,885    135,797
                                                              --------   --------
Property and equipment, at cost:
  Marine transportation equipment...........................   430,949    433,383
  Land, buildings and equipment.............................    28,870     37,636
                                                              --------   --------
                                                               459,819    471,019
  Less allowance for depreciation...........................   182,197    198,635
                                                              --------   --------
                                                               277,622    272,384
                                                              --------   --------
Investments in affiliates:
  Insurance affiliate.......................................    44,554     45,320
  Marine affiliates.........................................    12,697     16,256
                                                              --------   --------
                                                                57,251     61,576
                                                              --------   --------
Excess cost of consolidated subsidiaries, net of accumulated
  amortization of $2,164,000 ($1,500,000 in 1996)...........     8,316      6,652
Sundry......................................................     5,841      4,562
Long-term assets of discontinued operations.................    45,615     36,988
                                                              --------   --------
                                                              $524,530   $517,959
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $  5,333   $  5,333
  Income taxes payable......................................     4,027      4,319
  Accounts payable..........................................    30,518     26,712
  Accrued liabilities:
    Interest................................................     1,230      1,515
    Insurance premiums and claims...........................    23,998     27,287
    Bonus, pension and profit-sharing plans.................     9,466      9,979
    Taxes, other than on income.............................     2,840      2,797
    Other...................................................     6,977     12,615
  Deferred revenues.........................................     5,302      5,046
                                                              --------   --------
        Total current liabilities...........................    89,691     95,603
                                                              --------   --------
Long-term debt, less current portion........................   176,617    149,485
Deferred income taxes.......................................    45,901     48,409
Other long-term liabilities.................................     6,567      6,193
                                                              --------   --------
                                                               229,085    204,087
                                                              --------   --------
Contingencies and commitments...............................        --         --
Stockholders' equity:
  Preferred stock, $1.00 par value per share. Authorized
    20,000,000 shares.......................................        --         --
  Common stock, $.10 par value per share. Authorized
    60,000,000 shares, issued 30,907,000 shares.............     3,091      3,091
  Additional paid-in capital................................   158,712    159,016
  Unrealized net gains (losses) in value of
    available-for-sale securities...........................       (32)       572
  Retained earnings.........................................   115,263    136,945
                                                              --------   --------
                                                               277,034    299,624
  Less cost of 6,619,000 shares in treasury (6,129,000 in
    1996)...................................................    71,280     81,355
                                                              --------   --------
                                                               205,754    218,269
                                                              --------   --------
                                                              $524,530   $517,959
                                                              ========   ========

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                               1995        1996        1997
                                                             --------    --------    --------
                                                                 ($ IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenues:
  Transportation...........................................  $267,687    $249,594    $256,108
  Diesel repair............................................    50,538      70,422      79,136
  Net premiums earned......................................    43,191          --          --
  Commissions earned on reinsurance........................     2,048          --          --
  Investment income and other..............................     7,800         817         883
  Gain on disposition of assets............................        10       2,751         407
  Realized gain on investments.............................       868          --          --
                                                             --------    --------    --------
                                                              372,142     323,584     336,534
                                                             --------    --------    --------
Costs and expenses:
  Costs of sales and operating expenses....................   208,456     206,465     218,123
  Losses, claims and settlement expenses...................    30,189          --          --
  Policy acquisition costs.................................     9,365          --          --
  Selling, general and administrative......................    41,437      40,411      40,345
  Taxes, other than on income..............................     9,227       6,992       7,796
  Depreciation and amortization............................    31,727      28,386      28,113
  Minority interest........................................     2,463          --          --
  Impairment of long-lived assets..........................    16,807          --          --
                                                             --------    --------    --------
                                                              349,671     282,254     294,377
                                                             --------    --------    --------
     Operating income......................................    22,471      41,330      42,157
Equity in earnings of insurance affiliate..................     1,599       2,171       4,609
Equity in earnings of marine affiliates....................     2,638       3,912       3,084
Interest expense...........................................   (12,359)    (13,349)    (13,378)
                                                             --------    --------    --------
     Earnings from continuing operations before taxes on
       income..............................................    14,349      34,064      36,472
                                                             --------    --------    --------
Provision for taxes on income:
  United States............................................     6,889      12,856      12,842
  Puerto Rico..............................................       502          --         925
                                                             --------    --------    --------
                                                                7,391      12,856      13,767
                                                             --------    --------    --------
          Net earnings from continuing operations..........     6,958      21,208      22,705
Discontinued operations:
  Earnings from discontinued operations, net of taxes on
     income................................................     2,425       6,021       2,943
  Estimated loss on sale of discontinued operations,
     including provision of $700,000 for net operating
     losses during the phase-out period, net of taxes on
     income................................................        --          --      (3,966)
                                                             --------    --------    --------
          Net earnings (loss) from discontinued
            operations.....................................     2,425       6,021      (1,023)
                                                             --------    --------    --------
          Net earnings.....................................  $  9,383    $ 27,229    $ 21,682
                                                             ========    ========    ========
Net earnings (loss) per share of common stock:
  Basic:
     Continuing operations.................................  $    .25    $    .83    $    .93
     Discontinued operations...............................       .09         .24        (.04)
                                                             --------    --------    --------
          Net earnings.....................................  $    .34    $   1.07    $    .89
                                                             ========    ========    ========
  Diluted:
     Continuing operations.................................  $    .25    $    .82    $    .92
     Discontinued operations...............................       .09         .24        (.04)
                                                             --------    --------    --------
          Net earnings.....................................  $    .34    $   1.06    $    .88
                                                             ========    ========    ========

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                       1995        1996        1997
                                                     --------    --------    --------
                                                             ($ IN THOUSANDS)
Common stock:
  Balance at beginning of year.....................  $  3,078    $  3,091    $  3,091
  Par value of common stock issued in acquisition
     of marine transportation companies............        13          --          --
                                                     --------    --------    --------
  Balance at end of year...........................  $  3,091    $  3,091    $  3,091
                                                     ========    ========    ========
Additional paid-in capital:
  Balance at beginning of year.....................  $157,021    $158,383    $158,712
  Excess of par value of cost of common stock
     issued in acquisition of marine transportation
     companies.....................................     1,300          --          --
  Excess (deficit) of cost of treasury stock sold
     over proceeds received upon exercise of
     employees' stock options......................       (89)        148        (135)
  Tax benefit of exercise of employee stock
     options.......................................       151         181         439
                                                     --------    --------    --------
  Balance at end of year...........................  $158,383    $158,712    $159,016
                                                     ========    ========    ========
Unrealized net gains (losses) in value of
  available-for-sale securities, net of tax:
  Balance at beginning of year.....................  $ (2,686)   $  1,978    $    (32)
  Net increase (decrease) in valuation of
     securities during the year....................     4,664      (2,010)        604
                                                     --------    --------    --------
  Balance at end of year...........................  $  1,978    $    (32)   $    572
                                                     ========    ========    ========
Retained earnings:
  Balance at beginning of year.....................  $ 78,651    $ 88,034    $115,263
  Net earnings for the year........................     9,383      27,229      21,682
                                                     --------    --------    --------
  Balance at end of year...........................  $ 88,034    $115,263    $136,945
                                                     ========    ========    ========
Treasury stock:
  Balance at beginning of year.....................  $(13,088)   $(46,153)   $(71,280)
  Purchase of treasury stock.......................   (33,386)    (26,331)    (11,699)
  Cost of treasury stock sold upon exercise of
     employees' stock options......................       321       1,204       1,624
                                                     --------    --------    --------
  Balance at end of year...........................  $(46,153)   $(71,280)   $(81,355)
                                                     ========    ========    ========

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                1995       1996       1997
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................  $  9,383   $ 27,229   $ 21,682
  Adjustments to reconcile net earnings to net cash provided by continuing operations:
    Income from discontinued operations.....................    (2,425)    (6,021)    (2,943)
    Estimated loss on sale of discontinued operations.......        --         --      3,966
    Depreciation and amortization...........................    31,727     28,386     28,113
    Provision for doubtful accounts.........................       286        282        394
    Realized gain on investments............................      (868)        --         --
    Provision for deferred income taxes.....................       363        795      2,790
    Gain on disposition of assets...........................       (10)    (2,751)      (407)
    Deferred scheduled maintenance costs....................     1,169       (446)       328
    Equity in earnings of insurance affiliate, net of
      redemptions and minority interest.....................     5,880     (2,171)      (109)
    Equity in earnings of marine affiliates, net of
      distributions and contributions.......................      (808)      (712)    (3,559)
    Impairment of long-lived assets.........................    16,807         --         --
    Other...................................................       335          4         --
  Increase (decrease) in cash flows resulting from changes
    in:
    Accounts and notes receivable...........................    (3,128)    (8,079)    (5,171)
    Inventory...............................................    (1,286)    (2,176)     1,486
    Other assets............................................    (9,475)    (7,101)    (2,534)
    Income taxes payable....................................     4,360      3,264        731
    Accounts payable........................................     5,445      6,472     (3,806)
    Accrued and other liabilities...........................    (6,569)     7,803      7,063
    Insurance assets and liabilities........................    14,101         --         --
                                                              --------   --------   --------
        Net cash provided by operating activities of
          continuing operations.............................    65,287     44,778     48,024
    Net cash provided by operating activities of
      discontinued operations...............................    16,392     19,290     15,476
                                                              --------   --------   --------
        Net cash provided by operating activities...........    81,679     64,068     63,500
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds from sale and maturities of investments..........    50,178      6,861      1,935
  Purchase of investments...................................   (69,650)    (9,583)    (5,237)
  Net decrease in short-term investments....................   (11,410)        --         --
  Capital expenditures......................................   (44,729)   (36,413)   (24,506)
  Purchase of assets of marine and diesel repair companies,
    net of assumed liabilities..............................      (693)   (14,211)        --
  Proceeds from disposition of assets.......................       513     11,975      4,044
  Other.....................................................    (3,452)        --         --
  Investing activities of discontinued operations...........    (3,939)      (355)    (1,893)
                                                              --------   --------   --------
        Net cash used in investing activities...............   (83,182)   (41,726)   (25,657)
                                                              --------   --------   --------
Cash flows from financing activities:
  Borrowings (payments) on bank revolving credit agreements,
    net.....................................................   (32,000)     8,400    (37,800)
  Increase in long-term debt................................    82,891         --     50,000
  Payments on long-term debt................................   (19,727)    (5,676)   (39,333)
  Purchase of treasury stock................................   (33,386)   (26,331)   (11,700)
  Proceeds from exercise of stock options...................       233      1,352      1,489
  Financing activities of discontinued operations...........    (6,891)        --         --
                                                              --------   --------   --------
        Net cash used in financing activities...............    (8,880)   (22,255)   (37,344)
                                                              --------   --------   --------
        Increase (decrease) in cash and invested cash.......   (10,383)        87        499
Cash and invested cash, beginning of year...................    11,840      1,457      1,544
                                                              --------   --------   --------
Cash and invested cash, end of year.........................  $  1,457   $  1,544   $  2,043
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year:
    Interest................................................  $ 11,383   $ 12,915   $ 12,640
    Income taxes............................................  $  6,704   $  9,569   $  9,762
Noncash investing and financing activity:
  Assumption of liabilities in connection with purchase of
    assets of diesel repair company.........................  $     --   $  2,623   $     --

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

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

     Operations. The Company is currently engaged in two industry segments as follows:

          Marine Transportation -- Marine transportation by U.S. flag vessels on the United States inland waterway system and in United States coastwise trade. The principal products transported include petrochemical feedstocks, processed chemicals, agricultural chemicals, refined petroleum products, coal, limestone, grain and sugar.

          Diesel Repair -- Overhaul and repair of large, medium-speed diesel engines, reduction gear repair and sale of related parts and accessories for customers in the marine industry, power generation industry, and the shortline and industrial railroad industry.

     Accounting Policies:

     Cash Equivalents. Cash equivalents consist of short-term, highly liquid investments with maturities of three months or less at date of purchase.

     Available-for-Sale Securities. The Company's wholly owned captive insurance subsidiary has available-for-sale investments reported at fair value with the net unrealized gain or loss on such investments recorded as a separate component of stockholders' equity, net of deferred tax. Investments are recorded on a trade date basis with balances pending settlement accrued in the balance sheet. Realized gains and losses on sales of investments are determined on the basis of average cost. Investment income is recognized when earned and includes the amortization of premiums or discount on investments.

     Accounts and Notes Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for potentially uncollectible balances. It is the Company's opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 1996 and 1997 are $4,384,000 and $11,440,000, respectively, of accruals for diesel repair work in process which have not been invoiced as of the end of each year.

     The Company's marine transportation operations and diesel repair operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with mutual insurance and reinsurance companies. As of December 31, 1996 and 1997, the Company had receivables of $10,901,000, and $13,040,000, respectively, from the mutual insurance and reinsurance companies to cover anticipated claims over the Company's deductible.

     Depreciation. Property and equipment is depreciated on the straight-line method over the estimated useful lives of the assets as follows: marine transportation equipment, 6-35 years; buildings, 10-25 years; other equipment, 2-10 years; leasehold improvements, term of lease. During 1996, the Company changed its estimated depreciable lives of its double skin inland tank barges and inland towboats. The change in the estimated lives provided a better matching of revenues and depreciation expense over the inland barges' and towboats' economic useful lives. The depreciable lives of inland barges were changed from an average of 22 years to 30 years and the depreciable lives of inland towboats were changed from an average of 22 years to 35 years. Inland single skin barges were evaluated on a barge by barge basis, with shorter depreciable lives recorded in anticipation of early retirements. Salvage values were also assigned to certain inland vessels where it was reasonable to expect that the vessel would have a residual value at the end of its depreciable life. The

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS -- (CONTINUED)

change in estimate, effective January 1, 1996, decreased depreciation expense for the 1996 year by approximately $2,500,000 ($1,625,000 after taxes, or $.06 per share).

     Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily trade accounts receivables. The Company's marine transportation customers include the major oil refiners and petrochemical companies. The diesel repair customers are offshore well service companies, inland and offshore marine transportation companies, commercial fishing companies, electric utilities and the United States Government. Credit risk with respect to these trade receivables is generally considered minimal because of the credit history of such companies as well as the Company having procedures in effect to monitor the credit worthiness of customers.

     Fair Value of Financial Instruments. Cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these financial instruments. The fair value of the Company's investments are more fully described in Note 5, Investments, and the fair value of the Company's debt instruments are more fully described in Note 6, Long-Term Debt. The Company does not hold or issue derivative financial instruments.

     Property, Maintenance and Repairs. Property is recorded at cost. Improvements and betterments are capitalized as incurred. When property items are retired, sold, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in income. Routine maintenance and repairs are charged to operating expense as incurred on an annual basis. Scheduled major maintenance on ocean-going vessels is recognized as prepaid maintenance cost when incurred and charged to operating expense over the period between such scheduled maintenance, generally ranging from 23 to 34 months.

     Environmental Liabilities. The Company expenses costs related to environmental events as they incur or when a loss is considered probable.

     Excess Cost of Consolidated Subsidiaries. The excess of purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase are included in excess cost of consolidated subsidiaries. The excess cost is amortized over the period of the lives of the underlying assets acquired in the transaction, which generally approximates 15 years. Management monitors the recoverability of the excess cost on an ongoing basis based on projections of future cash flows, excluding interest expense, of acquired assets.

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

     Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), establishes standards for the impairment of long-lived assets, certain identifiable intangibles related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews long-lived assets and certain identifiable intangibles for impairment by vessel class. For purposes of determining fair value, the Company estimates future cash flows expected to be generated, assuming the above asset groups, less the future cash outflows expected to be necessary to obtain the inflows. Effective September 30, 1995, the Company adopted SFAS No. 121. As a result of the adoption of SFAS No. 121, the Company reduced the carrying value of certain marine transportation equipment and related intangibles by taking a $17,500,000 pre-tax charge in the 1995 third quarter. The after-tax effect of the charge was $13,000,000, or $.47 per share.

     Adoption of Accounting Standards. As more fully described in Note 9, Stock Option Plans, the Company has five employee stock option plans for selected officers and other key employees, two Director stock option plans for nonemployee Directors of the Company, and a 25,000 share nonqualified stock option granted to Robert G. Stone, Jr., former Chairman of the Board and current Director of the Company. SFAS "Accounting for Stock-Based Compensation" ("SFAS No. 123"), issued in October 1995, allows a company to adopt a fair value based method of accounting for its stock-based compensation plans, or to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," in accounting for its stock option plans.

     The Company has elected to continue to follow APB Opinion No. 25; however, if the Company had adopted SFAS No. 123, the Company's net earnings and earnings per share for the years ended December 31, 1995, 1996 and 1997 would have been reduced as follows (in thousands, except per share amounts):

                                          1995                  1996                  1997
                                   -------------------   -------------------   -------------------
                                      AS                    AS                    AS
                                   REPORTED   PROFORMA   REPORTED   PROFORMA   REPORTED   PROFORMA
                                   --------   --------   --------   --------   --------   --------
Net earnings for continuing
  operations.....................   $6,958     $6,571    $21,208    $20,251    $22,705    $20,527
Net earnings per share from
  continuing operations:
  Basic..........................   $  .25     $  .24    $   .83    $   .79    $   .93    $   .84
  Diluted........................   $  .25     $  .23    $   .82    $   .79    $   .92    $   .83
Net earnings (loss) from
  discontinued operations........   $2,425     $2,425    $ 6,021    $ 6,021    $(1,023)   $(1,023)
Net earnings (loss) per share
  from discontinued operations:
  Basic..........................   $  .09     $  .09    $   .24    $   .24    $  (.04)   $  (.04)
  Diluted........................   $  .09     $  .09    $   .24    $   .23    $  (.04)   $  (.04)
Net earnings.....................   $9,383     $8,996    $27,229    $26,272    $21,682    $19,504
Net earnings per share:
  Basic..........................   $  .34     $  .33    $  1.07    $  1.03    $   .89    $   .80
  Diluted........................   $  .34     $  .32    $  1.06    $  1.02    $   .88    $   .79

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS -- (CONTINUED)

     The weighted average fair value of options granted during 1995, 1996 and 1997 was $11.73, $12.12 and $11.44 respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were as follows: average risk-free interest rate based on 10-year Treasury bonds -- 6.5%; stock price volatility -- 48% for 1995 and 1996, and 51% for 1997; and estimated option term -- 9 years. Under the provisions of No. 123, the pro forma disclosures above include only the effects of stock options granted by the Company subsequent to December 31, 1994. During this initial phase-in period, the pro forma disclosures as required by SFAS No. 123 are not representative of the effects on reported net income for future years as options vest over several years and additional awards are generally made each year.

     The FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), in February 1997, which establishes standards for computing and presenting earnings per share and requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statements of earnings. Effective December 31, 1997, the Company adopted SFAS No. 128, restating all previously reported per share amounts to conform with the new presentations, the effects of which are more fully described in Note 11, Earnings Per Share of Common Stock.

     The FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), in June 1997 which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, including, among other things, foreign currency transaction adjustments, notes receivable from employee stock ownership plans and deferred gains (losses) on hedging activities. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial condition or results of operations.

     The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), in June 1997 which establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial condition or results of operations.

(2) DISCONTINUED OPERATIONS

     During the 1997 fourth quarter, the Company announced its intention to review alternative strategies concerning certain offshore assets. In this regard, the Company entered into a definitive purchase agreement, dated January 28, 1998, to sell its U.S. flag offshore product tanker operation and its harbor service operation. In accordance with the purchase agreement, Hvide Marine Incorporated will acquire the Company's harbor service operations and two tankers, and August Trading Company, Inc. will acquire five tankers, for a combined purchase price of $38,600,000 in cash, subject to certain adjustments. The Company's U.S. flag offshore product tankers transport refined products from the U.S. Gulf Coast to Florida and the East Coast, with occasional voyages to the U.S. West Coast. The Company's harbor service operation primarily provides towing, docking and shifting services for vessels calling at the ports of Beaumont, Port Arthur and Orange, Texas and the port of Lake Charles, Louisiana. The closing of the transaction is expected in mid-March 1998, subject to certain conditions of the purchase agreement.

     The offshore tanker and harbor service operations' financial results have been accounted for as discontinued operations as of December 31, 1997, and previously reported financial statements have been restated to reflect the discontinuation of the operations. The Company recorded an estimated net loss of $3,966,000 as of December 31, 1997 for the sale of the tanker and harbor service operations.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2) DISCONTINUED OPERATIONS (CONTINUED)

     A summary of the financial position of the discontinued operations as of December 31, 1996 and 1997 included in the accompanying balance sheets follows (in thousands):

          ASSETS                                               1996       1997
          ------                                              -------    -------
Current assets..............................................  $13,812    $13,514
Property and equipment, net.................................   41,102     36,481
Sundry......................................................    4,820        813
                                                              -------    -------
                                                              $59,734    $50,808
                                                              =======    =======
     LIABILITIES
     -----------
Current liabilities.........................................  $ 8,268    $10,219
Deferred taxes..............................................    2,773      1,299
Other long-term liabilities.................................    2,428      1,379
                                                              -------    -------
                                                              $13,469    $12,897
                                                              =======    =======

     A summary of the results of the discontinued operations included in the accompanying statements of earnings for the years ended December 31, 1995, 1996 and 1997 follows (in thousands):

                                                         1995       1996       1997
                                                        -------    -------    -------
Revenues:
  Transportation......................................  $68,226    $66,773    $66,434
  Loss on disposition of assets.......................     (259)       (81)        --
  Other...............................................       41        362        166
                                                        -------    -------    -------
                                                         68,008     67,054     66,600
                                                        -------    -------    -------
Costs and expenses:
  Costs of sales and operating expenses...............   50,686     46,023     49,819
  Selling, general and administrative.................    5,179      5,008      5,236
  Taxes, other than income............................      195        250        322
  Depreciation and amortization.......................    7,259      6,419      6,625
  Impairment of long-lived assets.....................      693         --         --
                                                        -------    -------    -------
                                                         64,012     57,700     62,002
                                                        -------    -------    -------
     Operating income.................................    3,996      9,354      4,598
Interest expense......................................     (152)        --         --
                                                        -------    -------    -------
     Earnings before taxes on income..................    3,844      9,354      4,598
Provision for taxes on income.........................   (1,419)    (3,333)    (1,655)
                                                        -------    -------    -------
          Net earnings................................  $ 2,425    $ 6,021    $ 2,943
                                                        =======    =======    =======
Estimated loss on sale of discontinued operations,
  including provision for net operating losses of
  $700,000 during the phase-out period (less
  applicable income tax benefit of $2,135,000)........  $    --    $    --    $(3,966)
                                                        =======    =======    =======

(3) COMPARABILITY OF FINANCIAL STATEMENTS

     Effective July 1, 1995, the Company began accounting for its investment in Universal Insurance Company ("Universal"), a property and casualty insurance company in Puerto Rico, under the equity method

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(3) COMPARABILITY OF FINANCIAL STATEMENTS -- (CONTINUED)

of accounting as a result of a redemption of Universal's common stock, reducing the Company's ownership to 47%. Prior period financial statements have not been restated. For the 1995 first six months, results for Universal were consolidated, with a minority interest expense recorded for Universal's minority shareholder. The significant accounting policies and applicable insurance disclosures for Universal are more fully described in Note 14, Insurance Disclosure.

     The following unaudited proforma condensed financial statement is based on historical financial statements of the Company. The proforma condensed statement of earnings for the year ended December 31, 1995 assumes the Company was accounting for its investment in Universal on an equity basis as of the beginning of 1995 (in thousands):

                    PROFORMA CONDENSED STATEMENT OF EARNINGS

                                                                1995
                                                              --------
Revenues....................................................  $320,175
Costs and expenses..........................................   301,675
                                                              --------
  Operating income..........................................    18,500
Equity in earnings of insurance affiliate...................     5,570
Equity in earnings of marine affiliates.....................     2,638
Interest expense............................................   (12,359)
                                                              --------
  Earnings from continuing operations before taxes on
     income.................................................    14,349
Provision for taxes on income...............................    (7,391)
                                                              --------
          Net earnings from continuing operations...........  $  6,958
                                                              ========

(4) ACQUISITION

     On July 31, 1996, a subsidiary of the Company purchased the operating assets of MKW Power Systems, Inc., a subsidiary of Wartsila Diesel, N.A. ("MKW"), for approximately $5,700,000 in cash plus approximately $8,500,000 for MKW's working capital. The acquisition expanded the diesel repair segment's relationship with the Electro-Motive Division of General Motors to an authorized distributorship for 17 Eastern states and the Caribbean. In addition, the subsidiary serves as a central distributor for Woodward Governor Company's Turbo and Engine Divisions ("Woodward") in 14 Midwest and Southeast states and the Caribbean. Woodward is a leader in the production of power control components. Funding for the transaction was provided through the Company's bank revolving credit agreement. Operations of the assets acquired from MKW were included as part of the Company's operations effective July 31, 1996, in accordance with the purchase method of accounting.

(5) INVESTMENTS

     The Company's wholly owned captive insurance subsidiary accounts for investments in debt and equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which establishes certain criteria for the accounting and reporting of investments in debt and equity securities that have readily determinable fair values. Investments in debt and equity securities as of December 31, 1996 and 1997 qualify as available-for-sale securities in accordance with SFAS No. 115. Realized gains and losses on the sale of the securities in the statements of earnings are computed by using the specific cost of the security when originally purchased and include net unrealized holding gains and losses as a separate component of stockholders' equity, net of taxes.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5) INVESTMENTS -- (CONTINUED)

     A summary of the investments as of December 31, 1996 and 1997 is as follows (in thousands):

                                                             GROSS        GROSS      FAIR VALUE AS
                                               AMORTIZED   UNREALIZED   UNREALIZED   SHOWN IN THE
             TYPE OF INVESTMENT                  COST        LOSSES       GAINS      BALANCE SHEET
             ------------------                ---------   ----------   ----------   -------------
December 31, 1996:
  Short-term investments.....................   $ 1,578       $ --         $ --         $ 1,578
  Bonds and notes:
     United States corporate bonds...........     5,988        (24)          61           6,025
     United States Government Bonds and
       Issues................................       995                       4             999
  Multi-National Agencies....................     2,003        (16)           8           1,995
  Foreign corporate securities...............     7,481        (32)         153           7,602
                                                -------       ----         ----         -------
                                                $18,045       $(72)        $226         $18,199
                                                =======       ====         ====         =======
December 31, 1997:
  Short-term investments.....................   $   367       $ --         $ --         $   367
  Bonds and notes:
     United States corporate bonds...........     5,439        (40)          60           5,459
     United States Government Bonds and
       Issues................................     6,078                     173           6,251
  Mortgage backed securities.................     5,978                      59           6,037
  Foreign corporate securities...............     3,489                     170           3,659
                                                -------       ----         ----         -------
                                                $21,351       $(40)        $462         $21,773
                                                =======       ====         ====         =======

     A summary of the available-for-sale securities by maturities as of December 31, 1996 and 1997 is as follows (in thousands):

                                                     1996                    1997
                                             --------------------    --------------------
                                             AMORTIZED    MARKET     AMORTIZED    MARKET
                                               COST        VALUE       COST        VALUE
                                             ---------    -------    ---------    -------
INVESTMENTS MATURING WITHIN
One to five years..........................   $ 8,572     $ 8,603     $ 5,464     $ 5,485
Five to ten years..........................     9,473       9,596       5,079       5,292
Greater than ten years.....................        --          --      10,808      10,996
                                              -------     -------     -------     -------
                                              $18,045     $18,199     $21,351     $21,773
                                              =======     =======     =======     =======

(6) LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1997 consisted of the following (in thousands):

                                                                1996        1997
                                                              --------    --------
Long-term debt, including current portion:
  Revolving credit loan due September 19, 2002..............  $ 70,400    $ 32,600
  Medium term notes due March 10, 1997......................    34,000          --
  Medium term notes due June 1, 2000........................    45,000      45,000
  Medium term notes due January 29, 2002....................        --      50,000
  8.22% senior notes, $5,000,000 due annually through June
     30, 2002...............................................    30,000      25,000
  Other long-term debt......................................     2,550       2,218
                                                              --------    --------
                                                              $181,950    $154,818
                                                              ========    ========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6) LONG-TERM DEBT -- (CONTINUED)

     The aggregate payments due on the long-term debt in each of the next five years are as follows (in thousands):

1998........................................................  $  5,333
1999........................................................     5,333
2000........................................................    50,333
2001........................................................     5,333
2002........................................................    87,933
Thereafter..................................................       553
                                                              --------
                                                              $154,818
                                                              ========

     The Company has a $100,000,000 revolving credit agreement (the "Credit Agreement") with Chase Bank of Texas, N.A. ("Chase") as agent bank. On September 19, 1997 the Company agreed to new terms with Chase regarding the Credit Agreement, superseding the previous Credit Agreement dated March 18, 1996. Under the new term, the maturity date was extended to September 19, 2002 from December 31, 1998. The new Credit Agreement reduced the margin of interest paid on its borrowings, provided adjusted interest rates based on the Company's senior credit rating and eliminated certain financial covenants. The new Credit Agreement also contains usual and customary events of default. The Credit Agreement was amended effective January 30, 1998, to provide a one-time allowance for the disposition of assets at the subsidiary level. The amendment also modified the minimum net worth covenant and fixed charge calculation. The Company was in compliance with all covenants as of December 31, 1997. Proceeds under the Credit Agreement may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company's common stock, or for possible business acquisitions. At December 31, 1997, the amount outstanding under the Credit Agreement totaled $32,600,000 and the average interest rate was 6.58%. The average borrowing under the Credit Agreement during 1997 was $48,120,000, computed by using the daily balance, and the weighted average interest rate was 6.44% computed by dividing the interest expense under the Credit Agreement by the average Credit Agreement borrowings. The maximum Credit Agreement borrowings outstanding at any month end during 1997 totaled $60,200,000. At December 31, 1997, the Company had $67,400,000 available for takedown under the Credit Agreement.

     The Company has on file a shelf registration on Form S-3 with the Securities and Exchange Commission providing for the issue of up to $250,000,000 of medium term notes ("Medium Term Notes") at fixed or floating interest rates with maturities of nine months or longer. Activities under the Medium Term Notes program have been as follows (in thousands):

                                                       OUTSTANDING    INTEREST    AVAILABLE
                                                         BALANCE        RATE       BALANCE
                                                       -----------    --------    ---------
Medium Term Notes program............................   $     --                  $250,000
Issuance March 1995 (Maturity March 10, 1997)........     34,000        7.77%      216,000
Issuance June 1995 (Maturity June 1, 2000)...........     45,000        7.25       171,000
                                                        --------
Outstanding December 31, 1995 and 1996...............     79,000                   171,000
Issuance January 1997 (Maturity January 29, 2002)....     50,000        7.05       121,000
Payment March, 1997..................................    (34,000)                  121,000
                                                        --------
Outstanding December 31, 1997........................   $ 95,000                  $121,000
                                                        ========

     Proceeds from the issuance of Medium Term Notes have been used to retire certain bank credit agreements, reduce the Company's Credit Agreement and retire the $34,000,000 of Medium Term Notes due March 10, 1997. The $121,000,000 available balance as of December 31, 1997 may be used for future business

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6) LONG-TERM DEBT -- (CONTINUED)

and equipment acquisitions, working capital requirements and reductions of the Company's Credit Agreement.

     In August 1992, the Company's principal marine transportation subsidiary entered into a $50,000,000 private placement of 8.22% senior notes due June 30, 2002. Principal payments of $5,000,000, plus interest, are due annually through June 30, 2002. At December 31, 1997, $25,000,000 was outstanding under the senior notes.

     The Company is of the opinion that the amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt at December 31, 1996 and 1997.

(7) TAXES ON INCOME

     Earnings from continuing operations before taxes on income and details of the provision for taxes on income from continuing operations for United States and Puerto Rico operations for the years ended December 31, 1995, 1996 and 1997 are as follows (in thousands):

                                                         1995       1996       1997
                                                        -------    -------    -------
Earnings from continuing operations before taxes on
  income:
  United States.......................................  $ 8,779    $31,893    $31,863
  Foreign -- Puerto Rico..............................    5,570      2,171      4,609
                                                        -------    -------    -------
                                                        $14,349    $34,064    $36,472
                                                        =======    =======    =======

Provision for taxes on income:
  United States:
     Current..........................................  $ 5,875    $11,586    $ 9,265
     Deferred.........................................      504        385      2,741
     State and local..................................      510        885        836
                                                        -------    -------    -------
                                                          6,889     12,856     12,842
  Puerto Rico.........................................      502         --        925
                                                        -------    -------    -------
                                                        $ 7,391    $12,856    $13,767
                                                        =======    =======    =======

     Earnings from discontinued operations before taxes on income and details of the provision for taxes on income from United States discontinued operations for the years ended December 31, 1995, 1996 and 1997 are as follows (in thousands):

                                                            1995      1996      1997
                                                           ------    ------    ------
Earnings before taxes on income..........................  $3,844    $9,354    $4,598
                                                           ======    ======    ======

Provision for taxes on income :
  Current................................................  $1,040    $  710    $  977
  Deferred...............................................     313     2,586       661
  State and local........................................      66        37        17
                                                           ------    ------    ------
                                                           $1,419    $3,333    $1,655
                                                           ======    ======    ======

     During the three years ended December 31, 1995, 1996 and 1997, tax benefits related to the exercise of stock options that were allocated directly to additional paid-in capital totaled $151,000, $181,000 and $439,000, respectively.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) TAXES ON INCOME (CONTINUED)

     The Company's provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 1995, 1996 and 1997 due to the following:

                                                             1995      1996      1997
                                                             ----      ----      ----
United States income tax statutory rate....................  35.0%     35.0%     35.0%
Puerto Rico taxes..........................................   2.8        --       2.3
State and local taxes, net of federal benefit..............   3.2       2.1       2.1
Foreign tax credits........................................  (4.1)       --      (2.5)
Impairment of intangible assets............................   8.9        --        --
Other......................................................   2.6        .2        .7
                                                             ----      ----      ----
                                                             48.4%     37.3%     37.6%
                                                             ====      ====      ====

     The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax liabilities at December 31, 1995, 1996 and 1997 are as follows (in thousands):

                                                       1995        1996        1997
                                                     --------    --------    --------
Current deferred tax assets:
  Compensated absences, principally due to accrual
     for financial reporting purposes..............  $    523    $    772    $    814
  Allowance for doubtful account reserves..........       209         258         290
  Other............................................       (55)       (430)        364
                                                     --------    --------    --------
                                                     $    677    $    600    $  1,468
                                                     ========    ========    ========
Non-current deferred tax assets and liabilities:
  Deferred tax assets:
     Tax credit carryforwards......................  $    216    $     --    $     --
     Alternative minimum tax credit
       carryforwards...............................    12,122      11,383      12,561
     Postretirement health care benefits...........     1,811       2,054       2,252
     Marine insurance claims reserves..............       945         628         839
     Other.........................................       186         965       2,816
                                                     --------    --------    --------
                                                       15,280      15,030      18,468
                                                     --------    --------    --------
  Deferred tax liabilities:
     Property and equipment, principally due to
       differences in depreciation and bases.......   (40,354)    (40,632)    (46,643)
     Undistributed earnings from foreign
       subsidiaries................................   (15,556)    (15,896)    (16,145)
     Deferred state taxes..........................      (482)       (657)       (707)
     Scheduled vessel maintenance costs............    (2,503)     (3,746)     (3,382)
                                                     --------    --------    --------
                                                      (58,895)    (60,931)    (66,877)
                                                     --------    --------    --------
                                                     $(43,615)   $(45,901)   $(48,409)
                                                     ========    ========    ========

     The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(8) LEASES

     The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Total rental expense for the years ended December 31, 1995, 1996 and 1997 follows (in thousands):

                                                            1995      1996      1997
                                                           ------    ------    ------
Rental expense:
  Marine equipment.......................................  $2,263    $1,803    $1,803
  Other buildings and equipment..........................   1,503     1,050     1,398
Sublease rental..........................................     (10)      (10)      (10)
                                                           ------    ------    ------
          Net rental expense.............................  $3,756    $2,843    $3,191
                                                           ======    ======    ======

     Rental commitments under noncancelable leases are as follows (in thousands):

                                                              LAND, BUILDINGS AND EQUIPMENT
                                                              -----------------------------
1998........................................................             $2,899
1999........................................................              1,623
2000........................................................                754
2001........................................................                463
2002........................................................                473
Thereafter..................................................                319
                                                                         ------
                                                                         $6,531
                                                                         ======

(9) STOCK OPTION PLANS

     The Company has five employee stock option plans which were adopted in 1976, 1982, 1989, 1994 and 1996 for selected officers and other key employees. The 1976 Employee Plan, as amended, provided for the issuance until 1986 of incentive and non-qualified stock options to purchase up to 1,000,000 shares of common stock. The 1982 Employee Plan provided for the issuance until 1992 of incentive and non-qualified stock options to purchase up to 600,000 shares of common stock. The 1989 Employee Plan provides for the issuance of incentive and nonincentive stock options to purchase up to 600,000 shares of common stock. The 1994 Employee Plan provides for the issuance of incentive and non-qualified stock options to purchase up to 1,000,000 shares of common stock. The 1996 Employee Plan provides for the issuance of incentive and non-qualified stock options to purchase up to 900,000 shares of common stock. The 1976, 1982 and 1989 stock option plans authorize the granting of limited stock appreciation rights.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) STOCK OPTION PLANS -- (CONTINUED)

     Changes in options outstanding under the employee plans described above for the years ended December 31, 1995, 1996 and 1997 are summarized as follows:

                                                   NON-QUALIFIED OR
                                                     NONINCENTIVE
                                                     STOCK OPTIONS
                                               -------------------------     OPTION PRICE
                                               OUTSTANDING   EXERCISABLE    RANGE PER SHARE
                                               -----------   -----------    ---------------
Outstanding December 31, 1994................     948,800      549,550      $ 2.88 -- $21.38
  Granted....................................     320,150           --      $16.31 -- $18.31
  Became exercisable.........................          --      138,750      $12.94 -- $20.19
  Exercised..................................     (39,300)     (39,300)     $ 2.88 -- $13.88
  Canceled or expired........................     (18,250)      (5,500)     $12.94 -- $18.31
                                                ---------     --------
Outstanding December 31, 1995................   1,211,400      643,500      $ 3.69 -- $21.38
  Granted....................................     961,000           --      $16.44 -- $19.50
  Became exercisable.........................          --      247,162      $12.94 -- $21.38
  Exercised..................................     (90,500)     (90,500)     $ 6.56 -- $18.31
  Canceled or expired........................     (58,500)     (30,000)     $12.94 -- $18.31
                                                ---------     --------
Outstanding December 31, 1996................   2,023,400      770,162      $ 3.69 -- $21.38
  Granted....................................      42,500           --                $18.56
  Became exercisable.........................          --      161,163      $12.94 -- $21.38
  Exercised..................................    (133,550)    (133,550)     $ 3.69 -- $18.31
  Canceled or expired........................     (15,000)      (3,000)     $16.31 -- $18.56
                                                ---------     --------
Outstanding December 31, 1997................   1,917,350      794,775
                                                =========     ========

     At December 31, 1997, 700,814 shares were available for future grants under the employee plans and 268,500 shares of the outstanding stock options under the employee plans were issued with limited stock appreciation rights.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) STOCK OPTION PLANS -- (CONTINUED)
     Changes in options outstanding under the director plans described above for the years ended December 31, 1995, 1996 and 1997 are summarized as follows:

                                                   NON-QUALIFIED OR
                                                     NONINCENTIVE
                                                     STOCK OPTIONS
                                               -------------------------     OPTION PRICE
                                               OUTSTANDING   EXERCISABLE    RANGE PER SHARE
                                               -----------   -----------    ---------------
Outstanding December 31, 1994................     82,500        82,500      $ 7.56 -- $21.38
  Granted....................................     10,500            --                $16.69
  Became exercisable.........................         --        10,500                $16.69
  Canceled or expired........................     (1,500)       (1,500)               $21.38
                                                 -------       -------
Outstanding December 31, 1995................     91,500        91,500      $ 7.56 -- $21.38
  Granted....................................     20,500            --      $16.63 -- $17.94
  Became exercisable.........................         --        20,500      $16.63 -- $17.94
  Exercised..................................    (20,000)      (20,000)               $ 7.56
                                                 -------       -------
Outstanding December 31, 1996................     92,000        92,000      $ 7.56 -- $21.38
  Granted....................................     10,500                              $17.06
  Became exercisable.........................         --        10,500                $17.06
  Exercised..................................     (1,500)       (1,500)               $16.69
  Canceled or expired........................     (7,500)       (7,500)     $16.69 -- $21.38
                                                 -------       -------
Outstanding December 31, 1997................     93,500        93,500      $ 7.56 -- $21.38
                                                 =======       =======

     The Company has a 1993 nonqualified stock option for 25,000 shares granted to Robert G. Stone, Jr. at an exercise price of $18.625, all of which are currently exercisable. The grant serves as an incentive to retain the optionee as a member of the Board of Directors of the Company.

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

     The components of net periodic pension cost determined by using the projected unit credit actuarial method for the years ended December 31, 1995, 1996 and 1997 are as follows (in thousands):

                                                          1995       1996       1997
                                                         -------    -------    ------
Service cost -- benefits earned during the year........  $ 1,271    $ 1,357    $1,257
Interest cost..........................................      959      1,090    $1,205
Actual return on plan assets...........................   (2,699)    (2,218)   (3,240)
Net amortization and deferrals.........................    2,065      1,277     2,031
Less partnerships' allocation..........................      (76)       (32)      (22)
                                                         -------    -------    ------
Net periodic pension cost..............................  $ 1,520    $ 1,474    $1,231
                                                         =======    =======    ======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(10) RETIREMENT PLANS -- (CONTINUED)

     The funding status of the plans as of December 31, 1996 and 1997 is as follows (in thousands):

                                                               1996       1997
                                                              -------    -------
Actuarial present value of benefit obligations:
  Vested....................................................  $12,944    $14,457
  Non-vested................................................    1,211      1,275
                                                              -------    -------
Accumulated benefit obligation..............................   14,155     15,732
Impact of future salary increases...........................    1,786      1,877
                                                              -------    -------
Projected benefit obligation................................   15,941     17,609
Plan assets at fair value...................................   15,243     18,551
Plan assets greater (less) than projected benefit
  obligation................................................     (698)       942
Unrecognized transition obligation..........................       91         74
Unrecognized prior service cost.............................    1,185        992
Unrecognized net gain.......................................     (416)    (2,526)
                                                              -------    -------
Prepaid (accrued) pension cost..............................  $   162    $  (518)
                                                              =======    =======
Actuarial assumptions:
  Discount rate.............................................    7.25%      7.25%
  Return on assets..........................................    9.25%      9.25%
  Salary increase rate......................................    4.00%      4.00%

     The Company sponsors defined contribution plans for all shore-based employees and certain ocean-going personnel. Maximum contributions to these plans equal the lesser of 15% of the aggregate compensation paid to all participating employees, or up to 20% of each subsidiary's earnings before federal income tax after certain adjustments for each fiscal year. The aggregate contributions to the plans were approximately $3,507,000, $3,871,000 and $4,075,000 in 1995, 1996 and 1997, respectively.

     In addition to the Company's defined benefit pension plans, the Company sponsors an unfunded defined benefit health care plan that provides limited postretirement medical benefits to employees who meet minimum age and service requirements and eligible dependents. The plan is contributory, with retiree contributions adjusted annually.

     In connection with the Company's sale of its discontinued operations, the Company recognized the reversal of previously accrued health care plan benefits for non-vested active employees. The effect of the reversal was used to reduce an insignificant unrecognized prior service cost obligation, with the remaining amount of approximately $1,100,000 included as a reduction of the estimated loss from the sale of the discontinued operations.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(10) RETIREMENT PLANS -- (CONTINUED)

     The following table presents the unfunded defined benefit health care plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheet at December 31, 1996 and 1997 (in thousands):

                                                               1996      1997
                                                              ------    ------
Accumulated postretirement benefit obligation:
  Retirees..................................................  $1,593    $2,021
  Fully eligible active plan participants...................     741       769
  Other active plan participants............................   4,014     3,011
  Partnership's allocation..................................    (168)     (192)
  Unrecognized loss.........................................    (320)     (362)
                                                              ------    ------
  Accrued postretirement benefit cost included in other
     long-term liabilities..................................  $5,860    $5,247
                                                              ======    ======
Net periodic postretirement benefit cost for 1996 and 1997
  includes the following components:
  Service cost..............................................  $  389    $  372
  Interest cost.............................................     434       478
  Less partnership's allocation.............................     (21)      (22)
                                                              ------    ------
  Net periodic postretirement benefit cost..................  $  802    $  828
                                                              ======    ======

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

     The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1996 and 1997.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(11) EARNINGS PER SHARE OF COMMON STOCK

     The following table presents basic and diluted earnings (loss) per share calculations for the years ended December 31, 1995, 1996, and 1997 (in thousands, except earnings (loss) per share):

                                                  INCOME
                                                  (LOSS)         SHARES       EARNINGS (LOSS)
                                                (NUMERATOR)   (DENOMINATOR)      PER SHARE
                                                -----------   -------------   ---------------
For the year ended December 31, 1995:
  Basic earnings per share:
     Continuing operations....................    $ 6,958        27,561            $ .25
     Discontinued operations..................      2,425        27,561              .09
                                                  -------        ------            -----
                                                  $ 9,383        27,561            $ .34
                                                  =======        ======            =====
  Effect of dilutive securities:
     Employee and director common stock
       options................................                      211
  Diluted earnings per share:
     Continuing operations....................    $ 6,958        27,772            $ .25
     Discontinued operations..................      2,425        27,772              .09
                                                  -------        ------            -----
                                                  $ 9,383        27,772            $ .34
                                                  =======        ======            =====
For the year ended December 31, 1996:
  Basic earnings per share:
     Continuing operations....................    $21,208        25,555            $ .83
     Discontinued operations..................      6,021        25,555              .24
                                                  -------        ------            -----
                                                  $27,229        25,555            $1.07
                                                  =======        ======            =====
  Effect of dilutive securities:
     Employee and director common stock
       options................................                      226
  Diluted earnings per share:
     Continuing operations....................    $21,208        25,781            $ .82
     Discontinued operations..................      6,021        25,781              .24
                                                  -------        ------            -----
                                                  $27,229        25,781            $1.06
                                                  =======        ======            =====
For the year ended December 31, 1997:
  Basic earnings (loss) per share:
     Continuing operations....................    $22,705        24,381            $ .93
     Discontinued operations..................     (1,023)       24,381             (.04)
                                                  -------        ------            -----
                                                  $21,682        24,381            $ .89
                                                  =======        ======            =====
  Effect of dilutive securities:
     Employees and director common stock
       options................................                      213
  Diluted earnings (loss) per share:
     Continuing operations....................    $22,705        24,594            $ .92
     Discontinued operations..................     (1,023)       24,594             (.04)
                                                  -------        ------            -----
                                                  $21,682        24,594            $ .88
                                                  =======        ======            =====

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(12) QUARTERLY RESULTS (UNAUDITED)

     The unaudited quarterly results for the year ended December 31, 1996 are as follows (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                              ---------------------------------------------------
                                              MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                1996        1996         1996            1996
                                              ---------   --------   -------------   ------------
Revenues....................................   $75,515    $80,887       $83,808        $83,374
Costs and expenses..........................    68,122     68,343        72,709         73,080
                                               -------    -------       -------        -------
  Operating income..........................     7,393     12,544        11,099         10,294
Equity in earnings of insurance affiliate...       969        382           404            416
Equity in earnings of marine affiliates.....       748      1,165         1,141            858
Interest expense............................    (3,315)    (3,161)       (3,437)        (3,436)
                                               -------    -------       -------        -------
  Earnings from continuing operations before
     taxes on income........................     5,795     10,930         9,207          8,132
Provision for taxes on income...............    (2,180)    (3,954)       (3,422)        (3,300)
                                               -------    -------       -------        -------
  Earnings from continuing operations.......     3,615      6,976         5,785          4,832
Earnings from discontinued operations, net
  of taxes on income........................     1,625      1,250         1,321          1,825
                                               -------    -------       -------        -------
  Net earnings..............................   $ 5,240    $ 8,226       $ 7,106        $ 6,657
                                               =======    =======       =======        =======
Net earnings per share of common stock:
  Basic earnings per share:
     Continuing operations..................   $   .14    $   .26       $   .23        $   .20
     Discontinued operations................       .06        .05           .05            .07
                                               -------    -------       -------        -------
          Net earnings......................   $   .20    $   .31       $   .28        $   .27
                                               =======    =======       =======        =======
  Diluted earnings per share:
     Continuing operations..................   $   .14    $   .26       $   .23        $   .20
     Discontinued operations................       .06        .05           .05            .07
                                               -------    -------       -------        -------
          Net earnings......................   $   .20    $   .31       $   .28        $   .27
                                               =======    =======       =======        =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(12) QUARTERLY RESULTS (UNAUDITED) -- (CONTINUED)

     The unaudited quarterly results for the year ended December 31, 1997 are as follows (in thousands, except per share amounts):

                                                             THREE MONTHS ENDED
                                             ---------------------------------------------------
                                             MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                               1997        1997         1997            1997
                                             ---------   --------   -------------   ------------
Revenues...................................   $80,264    $88,968       $84,219        $83,083
Costs and expenses.........................    73,752     76,743        72,783         71,099
                                              -------    -------       -------        -------
  Operating income.........................     6,512     12,225        11,436         11,984
Equity in earnings of insurance
  affiliate................................       401      2,911           422            875
Equity in earnings of marine affiliates....       863        531           778            912
Interest expense...........................    (3,374)    (3,450)       (3,293)        (3,261)
                                              -------    -------       -------        -------
  Earnings from continuing operations
     before taxes on income................     4,402     12,217         9,343         10,510
Provision for taxes on income..............    (1,780)    (4,526)       (3,470)        (3,991)
                                              -------    -------       -------        -------
  Earnings from continuing operations......     2,622      7,691         5,873          6,519
Earnings (loss) from discontinued
  operations, net of taxes on income.......     2,117        414            76         (3,630)
                                              -------    -------       -------        -------
  Net earnings.............................   $ 4,739    $ 8,105       $ 5,949        $ 2,889
                                              =======    =======       =======        =======
Net earnings (loss) per share of common
  stock:
  Basic earnings (loss) per share:
     Continuing operations.................   $   .11    $   .31       $   .24        $   .27
     Discontinued operations...............       .08        .02            --           (.15)
                                              -------    -------       -------        -------
          Net earnings.....................   $   .19    $   .33       $   .24        $   .12
                                              =======    =======       =======        =======
  Diluted earnings (loss) per share:
     Continuing operations.................   $   .11    $   .31       $   .24        $   .27
     Discontinued operations...............       .08        .02            --           (.15)
                                              -------    -------       -------        -------
          Net earnings.....................   $   .19    $   .33       $   .24        $   .12
                                              =======    =======       =======        =======

     Quarterly basic and diluted earnings (loss) per share of common stock may not total to the full year per share amounts, as the weighted average number of shares outstanding for each quarter fluctuates as a result of the assumed exercise of stock options.

(13) CONTINGENCIES AND COMMITMENTS

     There are various suits and claims against the Company, none of which in the opinion of management will have a material effect on the Company's financial condition, results of operations or cash flows.

     Management has recorded necessary reserves and believes that it has adequate insurance coverage or has meritorious defenses for the foregoing claims and contingencies.

  Certain Significant Risks and Uncertainties

     The Company's marine transportation segment is engaged in the inland marine transportation of industrial chemicals, petrochemical feedstocks, agricultural chemicals and refined petroleum products by tank barge along the Mississippi River System, Gulf Intracoastal Waterway and Houston Ship Channel. In addition, the segment is engaged in the offshore marine transportation of refined petroleum products by tank

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(13) CONTINGENCIES AND COMMITMENTS -- (CONTINUED)

barge, and dry-bulk cargo, containers and palletized cargo by barge. Such products are transported between United States ports, with emphasis on the Gulf of Mexico and along the Northeast Seaboard and Caribbean Basin ports, with occasional voyages to South American, West African and European ports.

     The Company's diesel repair segment is engaged in the overhaul and repair of large diesel engines and related parts sales in the marine, locomotive and power generator markets. The marine market serves vessels powered by large diesel engines utilized in the various inland and offshore marine industries. The locomotive market serves the shortline and industrial railroad markets, and the power generator market serves the stationary industries.

     During 1997, the Company's continuing marine transportation industry segment accounted for 64% of the Company's assets and the diesel repair segment accounted for 9%. Of total consolidated revenues, the marine transportation segment generated 76% during 1997, and the diesel repair segment generated 24%. Operating profits, including equity in earnings of affiliates and before general corporate expenses, included a 86% contribution from the marine transportation segment and 14% contribution from the diesel repair segment.

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

     The customer base includes the major industrial chemical and petrochemical manufacturers, agricultural chemical manufacturers and refining companies in the United States. Approximately 70% of the movements of such products are under long-term contracts, ranging from one year to 10 years. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 30 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. The Dow Chemical Company accounted for 12% of the Company's revenues in 1996 and 13% in 1997. No single customer of the marine transportation segment accounted for more than 10% of the Company's revenue in 1995.

     Major customers of the diesel repair segment include the inland and offshore dry-bulk and tank barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities, the United States Coast Guard, Navy and Army, shortline railroads, industrial owners of locomotives, and stationary applications. The marine segment serves as non-exclusive authorized service centers for the EMD and the locomotive segment serves as the excessive distributorship of EMD aftermarket parts sales and services to the shortline and industrial railroad market. The acquisition of MKW in July 1996, more fully described in Note 4, Acquisition, expanded the diesel repair segment's relationship with EMD to an authorized distributorship for 17 Eastern states and the Caribbean. The results of the diesel repair service segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. The diesel repair segment's relationship with EMD has been maintained for 30 years. No single customer of the diesel repair segment accounted for more than 10% of the Company's revenues in 1995, 1996 and 1997.

     An association of individuals working in the inland barge industry as captains, relief captains and pilots has organized around the objective of significantly increasing the wages of persons employed in those capacities, and perhaps other vessel employees, in the industry. The inland tank barge operations of the Company employ approximately 390 employees in the capacity of captain, relief captain and pilot aboard inland towing vessels operated by the Company. Additionally, the inland tank barge operations of the Company rely on inland towing vessels operated by others for towing services. The association seeking to significantly increase wages has openly discussed the possibility of an industry wide work stoppage as a

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(13) CONTINGENCIES AND COMMITMENTS -- (CONTINUED)

potential tactic in seeking to achieve its objectives. If an industry wide work stoppage were to take place, or if a significant change in vessel employee wages were to occur, it could have an adverse effect on the Company.

     Weather can be a major factor in the day to day operations of the marine transportation segment. Adverse weather conditions, such as fog in the winter and spring months, can impair the operating efficiencies of the fleet. Shipments of products can be significantly delayed or postponed by weather conditions, which are totally beyond the control of management. River conditions are also a factor which impairs the efficiency of the fleet. During 1995, the upper Mississippi River was closed to marine transportation movements for extended periods due to severe flooding, and the flooding continued to disrupt deliveries even after the upper Mississippi River was opened. During the first quarter of 1997, the upper Mississippi River and the Ohio River experienced high water and flooding conditions, resulting in river closures in selected areas for numerous days and mandated regulatory restrictions which slowed operations. During the month of March 1997, the lower Mississippi River, the Company's principal area of operations, experienced high water not seen in such severity since 1983. The flooding resulted in delays, diversions and limitations on night passages, horsepower requirements and size of tows. Additionally, much of the inland waterway system is controlled by a series of locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. During 1995, certain locks were closed for repairs for extended periods of time. Maintenance and operations of the navigable inland waterway infrastructure is a government function handled by the U.S. Army Corps of Engineers with cost sharing by industry. Significant changes in governmental policies or appropriations with respect to maintenance and operations of the infrastructure could adversely affect the Company.

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

     The Company's captive insurance subsidiary insures the hull and machinery, shoreside property, general liability, and protection and indemnity risks of the Company. The Company has reinsurance protection which limits losses to $1,000,000 per occurrence on the hull and machinery risks, $1,000,000 per occurrence on the general liability and $250,000 on the protection and indemnity risks.

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

     Historically, most computer systems utilized software that processed transactions using two digits to represent the year of the transaction (i.e. 97 represents the year 1997). This software needs to be modified to properly process dates beyond December 31, 1999 (the "Year 2000 Issue"). In the first quarter of 1998, the Company completed its assessment of the Year 2000 Issue and determined that no additional significant modifications or replacements of its software were required. The Company utilizes both internally and externally supported software and relies upon certain vendor enhancements yet to be implemented to effect

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(13) CONTINGENCIES AND COMMITMENTS -- (CONTINUED)

the Year 2000 Issue compliance. The Company presently believes that these modifications to existing software and conversions to new software will mitigate the Year 2000 Issue for its software.

     There can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The Company's discontinued tanker operations compete in a market where excess capacity can materially affect rates and tanker utilization. During 1997, the tanker market was very volatile, primarily the result of expanded Jones Act tonnage, as four tankers, destined to be removed from the market under the Oil Pollution Act of 1990, were retrofitted with double hull forebodies. Financing of the retrofits was guaranteed under the United States Government Title XI program. Such construction was premature of market demands, and resulted in the lay-up of the Company's spot market tankers for periods of time and a significant decline in spot market rates.

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

     On September 25, 1992, the Company completed the acquisition of Eastern America Insurance Company ("Eastern America") by means of a merger of Eastern America with and into Universal, with Universal being the surviving entity. Eastern America was engaged in the writing of property and casualty insurance in Puerto Rico. At the date of the merger, the Company owned 75% of the voting common stock and the remaining 25% was owned by Eastern America Group, the former parent of Eastern America. Through options and redemption rights included in the merger transaction, Eastern America Group could become the owner of up to 100% of Universal's stock over a period of up to 12 years from September 1992. To date, Universal has redeemed a total of 88,341 shares of voting Class B common stock and all of non-voting Class C common stock for a total redemption of $22,016,000 as follows (in thousands, except share amounts):

                                                          CLASS B    CLASS C
                          YEAR                            SHARES     SHARES     AMOUNT
                          ----                            -------    -------    -------
1992....................................................   5,805         --     $ 1,000
1993....................................................  39,128         --       7,000
1994....................................................  20,424     24,360       7,000
1995....................................................  14,215     16,240       5,016
1996....................................................      --         --          --
1997....................................................   8,769         --       2,000
                                                          ------     ------     -------
                                                          88,341     40,600     $22,016
                                                          ======     ======     =======

     No redemptions were made during the 1996 year.

     In addition, in August 1994 and July 1995, Eastern America Group purchased from Universal 40,572 shares and 28,139 shares, respectively, of Class A voting common stock for $7,000,000 and $5,000,000, respectively. Eastern America Group owns 100% of the Class A voting common stock. In 1995, 1996 and 1997, the Universal Board of Directors declared, and Universal paid, a $3,000,000, $4,526,000 and $3,300,000, respectively, dividend on the Class A common stock. In accordance with the merger agreement, Eastern

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(14) INSURANCE DISCLOSURE -- (CONTINUED)

America Group must use the dividends to repay the loans and interest on such loans which Eastern America Group incurred in purchasing the additional Class A common stock noted above.

     In 1997, the Company recognized as equity in earnings of insurance affiliate, $2,500,000 of cash received from Universal as the result of the resolution of a previously reserved Universal contingency for outstanding litigation. The litigation was fully reserved on Universal's financial records and was set aside as part of the 1992 merger of Universal with Eastern America.

     The financial results of Universal represent the Company's property and casualty insurance segment for the first six months of 1995. Effective July 1, 1995, the Company accounts for its investment in Universal under the equity method of accounting. The financial results of Oceanic, the Company's captive insurance subsidiary engaged in the insuring of risks for the marine transportation and diesel repair subsidiaries, are consolidated with the Company's operations.

     A summary of Universal's significant accounting policies and operation follows:

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

          Deferred Policy Acquisition Costs. Deferred policy acquisition costs representing commissions paid to agents are deferred and amortized following the daily pro rata method over the terms of the policies except for automobile physical damage single-interest policies, which are amortized following the sum-of-the-years method. Deferred policy acquisition costs are written off when it is determined that future policy revenues are not adequate to cover related future losses and loss adjustment expenses. Earnings on investments are taken into account in determining whether this condition exists. No deficiencies have been determined in the period presented.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(14) INSURANCE DISCLOSURE -- (CONTINUED)

     which are amortized to income following the sum-of-the-years method. Effective January 1, 1994, Universal changed its method of amortization of double-interest automobile physical damage policies from the daily pro rata method, the method the Company follows, to a declining value method, which the Company did not adopt.

          Guarantee Fund Assessments. Universal is a member of the Puerto Rico Insurance Guaranty Association and is required to participate in losses payable to policyholders under risks underwritten by insolvent associated members. Universal adopted in 1997 the provisions of Statement of Position ("SOP") No. 97-3 "Accounting by Insurance and Other Enterprises for Insurance -- Related Assessments." This SOP provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance related assessments. The adoption of SOP No. 97-3 did not have a significant effect on Universal's financial statements for the year ended December 31, 1997.

     The statement of earnings of Universal for the six months ended June 30, 1995, which is reflected in the Company's consolidated financial statements, is as follows (in thousands):

                                                               SIX MONTHS
                                                                  ENDED
                                                              JUNE 30, 1995
                                                              -------------
                                                               (UNAUDITED)
Revenues:
  Premiums written..........................................     $78,979
                                                                 =======
  Reinsurance assumed.......................................     $   108
                                                                 =======
  Net premiums earned.......................................     $43,191
  Investment income.........................................       5,859
  Commissions earned on reinsurance.........................       2,048
  Realized gain on investments..............................         868
                                                                 -------
                                                                  51,966
                                                                 -------
Cost and expenses:
  Losses, claims and settlement expenses....................      30,189
  Policy acquisition costs..................................       9,365
  General and administrative and other expenses.............       5,978
  Minority interest expense.................................       2,463
                                                                 -------
                                                                  47,995
                                                                 -------
     Net earnings...........................................     $ 3,971
                                                                 =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(14) INSURANCE DISCLOSURE -- (CONTINUED)

     Policy acquisition costs deferred and amortized against earnings during the six months ended June 30, 1995 are summarized as follows (in thousands):

                                                               SIX MONTHS
                                                                  ENDED
                                                              JUNE 30, 1995
                                                              -------------
                                                               (UNAUDITED)
Balance, beginning of year..................................     $11,690
Amount deferred during year.................................      14,272
Amount amortized against earnings during year...............      (9,365)
                                                                 -------
Balance, end of year........................................     $16,597
                                                                 =======

     The following represents summarized financial information of Universal as of December 31, 1996 and 1997 (in thousands):

                                                                1996        1997
                                                              --------    --------
Balance Sheets:
  Investments...............................................  $213,247    $207,439
  Other assets..............................................   141,718     179,250
  Policy liabilities and accruals...........................   245,262     271,198
  Other liabilities.........................................    19,695      17,914
  Stockholders' equity......................................    90,008      97,577
Statements of Earnings:
  Premiums written..........................................  $172,313    $174,609
  Total revenues............................................   133,386     143,850
  Losses and expenses.......................................   114,734     133,095
  Earnings before taxes on income...........................    18,652      10,755
  Net earnings..............................................    15,728      12,755

     A reconciliation of Universal's net earnings for the years ended December 31, 1995, 1996 and 1997, as presented in their separate consolidated financial statements, and for the 1995 proforma equity in earnings of the insurance affiliate presented on page 43, are as follows (in thousands):

                                                         1995       1996       1997
                                                       --------    -------    -------
Universal's net earnings.............................  $ 19,192    $15,728    $12,755
Change in the method of amortization of unearned
  premiums...........................................    (3,151)    (2,809)    (2,184)
Nonapplicable Puerto Rico deferred taxes (benefit)...     6,003      2,924     (2,000)
Earnings attributable to majority stockholder........   (10,001)    (8,397)    (2,043)
Valuation allowance against earnings in excess of
  future redemptions.................................    (6,473)    (5,275)    (1,919)
                                                       --------    -------    -------
  Equity in earnings of insurance affiliate..........  $  5,570    $ 2,171    $ 4,609
                                                       ========    =======    =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(15) INDUSTRY SEGMENT DATA

     The following table sets forth by industry segment the combined revenues, operating profits (before general corporate expenses, interest expense and income taxes), identifiable assets (including goodwill), depreciation and amortization and capital expenditures attributable to the continuing principal activities of the Company for the years ended December 31, 1995, 1996, and 1997 (in thousands):

                                                       1995         1996       1997
                                                     --------     --------   --------
Revenues from unaffiliated customers:
  Transportation...................................  $267,687     $249,594   $256,108
  Diesel repair....................................    50,538       70,422     79,136
  Insurance........................................    45,239(*)        --         --
  Other............................................     8,678        3,568      1,290
                                                     --------     --------   --------
     Consolidated revenues.........................  $372,142     $323,584   $336,534
                                                     ========     ========   ========
Operating profits:
  Transportation...................................  $ 35,241     $ 38,172   $ 39,542
  Diesel repair....................................     3,400        5,376      6,189
  Insurance........................................     3,971(*)        --         --
  Impairment of long-lived assets..................   (16,807)          --         --
                                                     --------     --------   --------
                                                       25,805       43,548     45,731
  Equity in earnings of insurance affiliate........     1,599(*)     2,171      4,609
  Equity in earnings of marine affiliates..........     2,638        3,912      3,084
  Other income.....................................     1,950        3,568      1,290
  General corporate expenses.......................    (5,284)      (5,786)    (4,864)
  Interest expense.................................   (12,359)     (13,349)   (13,378)
                                                     --------     --------   --------
     Earnings from continuing operations before
       taxes on income.............................  $ 14,349     $ 34,064   $ 36,472
                                                     ========     ========   ========
Identifiable assets:
  Transportation...................................  $330,144     $329,014   $329,522
  Diesel repair....................................    22,401       48,012     47,290
                                                     --------     --------   --------
                                                      352,545      377,026    376,812
  Investment in insurance affiliate................    44,785       44,554     45,320
  Investment in marine affiliates..................    11,985       12,697     16,256
  Assets of discontinued operations................    54,219       51,167     40,672
  General corporate assets.........................    34,550       39,086     38,899
                                                     --------     --------   --------
     Consolidated assets...........................  $498,084     $524,530   $517,959
                                                     ========     ========   ========
Depreciation and amortization:
  Transportation...................................  $ 29,006     $ 25,818   $ 24,921
  Diesel repair....................................       752          883        980
  Insurance........................................       367           --         --
                                                     --------     --------   --------
                                                     $ 30,125     $ 26,701   $ 25,901
                                                     ========     ========   ========
Capital expenditures and business acquisitions:
  Transportation...................................  $ 41,296     $ 33,123   $ 20,161
  Diesel repair....................................       630       14,785        521
  Insurance........................................       669           --         --
                                                     --------     --------   --------
                                                     $ 42,595     $ 47,908   $ 20,682
                                                     ========     ========   ========

---------------

(*) The Company changed its method of reporting its investment in Universal from a consolidated basis to the equity method of accounting in July 1995.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(15) INDUSTRY SEGMENT DATA -- (CONTINUED)

     Identifiable assets are those assets that are used in the operation of each segment. General corporate assets are principally cash, short-term investments, accounts receivable, furniture and equipment.

(16) SUBSEQUENT EVENT

     The Company announced on February 17, 1998 a "Dutch Auction" tender offer to repurchase up to 3,000,000 shares of its common stock, representing approximately 12% of the Company's outstanding common stock. The tender offer price range will be from $21.00 to $24.50 per share in cash, as described below. The offer is subject to market and other terms and conditions described in the offering materials being distributed to stockholders. The tender offer commenced on Tuesday, February 17, 1998 and will expire at 12:00 midnight, New York City time, on March 16, 1998, unless extended.

     Under the terms of the self-tender offer, all the Company's stockholders will be invited to tender shares within the stated price range of $21.00 to $24.50 per share. Tendering stockholders will be required to specify the price within that range they would be willing to accept. Upon receipt of the tenders, the Company will determine a final price that enables it to purchase up to 3,000,000 shares pursuant to the offer. All shares will be purchased at the determined price. If more than 3,000,000 shares are tendered at or below the price determined, there will be a proration. Pursuant to the rules of the Securities and Exchange Commission and subject to the number of shares tendered within the price range stated, the Company may elect to increase the number of shares purchased. The offer will not be contingent upon any minimum number of shares being tendered.

     Financing of the self-tender offer will be through available cash on hand and borrowings under the Company's revolving Credit Agreement. Although the tender offer is not contingent on the closing of the previously announced sale of the Company's U.S. flag tanker and harbor service operations, which is expected to be completed in mid-March 1998, proceeds of that sale are expected to partially fund the common stock repurchase.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements:

     Included in Part III of this report:

        Report of KPMG Peat Marwick LLP, Independent Public Accountants, on the financial statements of Kirby Corporation and Consolidated Subsidiaries for the years ended December 31, 1995, 1996 and 1997.

        Balance Sheets, December 31, 1996 and 1997.

        Statements of Earnings, for the years ended December 31, 1995, 1996 and 1997.

        Statements of Stockholders' Equity, for the years ended December 31, 1995, 1996 and 1997.

        Statements of Cash Flows, for the years ended December 31, 1995, 1996 and 1997.

        Notes to Financial Statements, for the years ended December 31, 1995,
         1996 and 1997.

     2. Financial Statement Schedules

          All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     3. Exhibits

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
          3.1            -- Restated Articles of Incorporation of Kirby Exploration
                            Company, Inc. (the "Company"), as amended (incorporated
                            by reference to Exhibit 3.1 of the Registrant's 1989
                            Registration Statement on Form S-3 (Reg. No. 33-30832)).
          3.2            -- Certificate of Amendment of Restated Articles of
                            Incorporation of the Company filed with the Secretary of
                            State of Nevada April 30, 1990 (incorporated by reference
                            to Exhibit 3.2 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1990).
          3.3            -- Bylaws of the Company, as amended (incorporated by
                            reference to Exhibit 3.2 of the Registrant's 1989
                            Registration Statement on Form S-3 (Reg. No. 33-30832)).
          3.4            -- Amendment to Bylaws of the Company effective April 24,
                            1990 (incorporated by reference to Exhibit 3.4 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1990).
          4.1            -- Indenture, dated as of December 2, 1994, between the
                            Company and Texas Commerce Bank National Association,
                            Trustee, (incorporated by reference to Exhibit 4.3 of the
                            Registrant's 1994 Registration Statement on Form S-3
                            (Reg. No. 33-56195)).
         10.1+           -- 1976 Stock Option Plan of Kirby Exploration Company, as
                            amended, and forms of option agreements provided for
                            thereunder and related documents (incorporated by
                            reference to Exhibit 10.1 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1981).
         10.2+           -- 1982 Stock Option Plan for Kirby Exploration Company, and
                            forms of option agreements provided for thereunder and
                            related documents (incorporated by reference to Exhibit
                            10.5 of the Registrant's Annual Report on Form 10-K for
                            the year ended December 31, 1982).
         10.3+           -- Amendment to 1982 Stock Option Plan for Kirby Exploration
                            Company (incorporated by reference to Exhibit 10.5 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1986).

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
         10.4            -- Indemnification Agreement, dated April 29, 1986, between the Company and each of its Directors and certain key
                            employees (incorporated by reference to Exhibit 10.11 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1986).
         10.5+           -- 1989 Employee Stock Option Plan for the Company, as
                            amended (incorporated by reference to Exhibit 10.11 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1989).
         10.6+           -- 1989 Director Stock Option Plan for the Company, as
                            amended (incorporated by reference to Exhibit 10.12 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1989).
         10.7            -- Loan Agreement between Dixie Fuels Limited and NCNB
                            Leasing Corporation, dated as of February 4, 1992
                            (incorporated by reference to Exhibit 10.10 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1991).
         10.8            -- Note Purchase Agreement, dated as of August 12, 1992,
                            among Dixie Carriers, Inc., The Variable Annuity Life
                            Insurance Company, Provident Mutual Life and Annuity
                            Company of America, among others (incorporated by
                            reference to Exhibit 10.1 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1992).
         10.9+           -- Deferred Compensation Agreement, dated August 12, 1985
                            between Dixie Carriers, Inc., and J. H. Pyne
                            (incorporated by reference to Exhibit 10.19 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1992).
         10.10           -- Agreement and Plan of Merger, dated April 1, 1993, among
                            Kirby Corporation, AFRAM Carriers, Inc. and AFRAM Lines
                            (USA) Co., Ltd. and the shareholders of AFRAM Lines (USA)
                            Co., Ltd. (incorporated by reference to Exhibit 2.1 of
                            the Registrant's Current Report on Form 8-K dated May 3,
                            1993).
         10.11+          -- 1994 Employee Stock Option Plan for Kirby Corporation
                            (incorporated by reference to Exhibit 10.21 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1993).
         10.12+          -- 1994 Nonemployee Director Stock Option Plan for Kirby
                            Corporation (incorporated by reference to Exhibit 10.22
                            of the Registrant's Annual Report on Form 10-K for the
                            year ended December 31, 1993).
         10.13+          -- 1993 Stock Option Plan of Kirby Corporation for Robert G.
                            Stone, Jr. (incorporated by reference to Exhibit 10.23 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1993).
         10.14+          -- Amendment to 1989 Director Stock Option Plan for Kirby
                            Exploration Company, Inc. (incorporated by reference to
                            Exhibit 10.24 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1993).
         10.15           -- Purchase Agreement, dated November 16, 1994, by and
                            between The Dow Chemical Company and Dow Hydrocarbons and
                            Resources, Inc., and Dixie Marine, Inc. (incorporated by
                            reference to Exhibit 10.25 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1994).
         10.16           -- Distribution Agreement, dated December 2, 1994, by and
                            among Kirby Corporation and Merrill Lynch, Pierce, Fenner
                            & Smith Incorporated, Salomon Brothers Inc., and Wertheim
                            Schroder & Co. Incorporated (incorporated by reference to
                            Exhibit 1.1 of the Registrant's Current Report on Form
                            8-K dated December 9, 1994).
         10.17+          -- 1996 Employee Stock Option Plan for Kirby Corporation
                            (incorporated by reference to Exhibit 10.24 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1996).

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
         10.18+          -- Amendment No. 1 to the 1994 Employee Stock Option Plan
                            for Kirby Corporation (incorporated by reference to
                            Exhibit 10.25 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1996).
         10.19           -- Credit Agreement, dated September 19, 1997, among Kirby
                            Corporation, the Banks named therein, and Texas Commerce
                            Bank National Association as Agent and Funds
                            Administrator (incorporated by reference to Exhibit 10.0
                            of the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1997).
         10.20           -- First Amendment to Credit Agreement, dated January 30,
                            1998, among Kirby Corporation, the Banks named therein,
                            and Chase Bank of Texas, N.A. as Agent and Funds
                            Administrator (incorporated by reference to Exhibit B2 of
                            the Registrant's Tender Offer Statement on Schedule 13E-4
                            filed with the Securities and Exchange Commission on
                            February 17, 1998).
         21.1*           -- Principal Subsidiaries of the Registrant.
         23.1*           -- Consent of KPMG Peat Marwick LLP.
         27.1*           -- Financial Data Schedule.
         28.1*           -- Independent Auditors' Report of Deloitte & Touche LLP.

---------------

* Filed herewith
+ Management contract, compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KIRBY CORPORATION
                                              (Registrant)

                                            By:   /s/ BRIAN K. HARRINGTON
                                              ----------------------------------
                                                     Brian K. Harrington
                                                    Senior Vice President

Dated: March 4, 1998

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     CAPACITY                      DATE
                      ---------                                     --------                      ----

             /s/ GEORGE A. PETERKIN, JR.               Chairman of the Board and Director    March 4, 1998
-----------------------------------------------------    of the Company
               George A. Peterkin, Jr.

                   /s/ J. H. PYNE                      President, Director of the Company    March 4, 1998
-----------------------------------------------------    and Principal Executive Officer
                     J. H. Pyne

               /s/ BRIAN K. HARRINGTON                 Senior Vice President, Treasurer,     March 4, 1998
-----------------------------------------------------    Assistant Secretary of the
                 Brian K. Harrington                     Company and Principal Financial
                                                         Officer

               /s/ G. STEPHEN HOLCOMB                  Vice President, Controller,           March 4, 1998
-----------------------------------------------------    Assistant Treasurer, Assistant
                 G. Stephen Holcomb                      Secretary of the Company and
                                                         Principal Accounting Officer

             /s/ GEORGE F. CLEMENTS, JR.               Director of the Company               March 4, 1998
-----------------------------------------------------
               George F. Clements, Jr.

                                                       Director of the Company               March   , 1998
-----------------------------------------------------
                     C. Sean Day

                  /s/ BOB G. GOWER                     Director of the Company               March 4, 1998
-----------------------------------------------------
                    Bob G. Gower

             /s/ WILLIAM M. LAMONT, JR.                Director of the Company               March 4, 1998
-----------------------------------------------------
               William M. Lamont, Jr.

                      SIGNATURE                                     CAPACITY                      DATE
                      ---------                                     --------                      ----

              /s/ ROBERT G. STONE, JR.                 Director of the Company               March 4, 1998
-----------------------------------------------------
                Robert G. Stone, Jr.

                /s/ THOMAS M. TAYLOR                   Director of the Company               March 4, 1998
-----------------------------------------------------
                  Thomas M. Taylor

               /s/ J. VIRGIL WAGGONER                  Director of the Company               March 4, 1998
-----------------------------------------------------
                 J. Virgil Waggoner

                               INDEX TO EXHIBITS

         21.1            -- Principal Subsidiaries of the Registrant.
         23.1            -- Consent of KPMG Peat Marwick LLP.
         27.1            -- Financial Data Schedule.
         28.1            -- Independent Auditors' Report of Deloitte & Touche LLP.