Form 10-Q
period 1998-03-31
KIRBY CORP
filed 1998-05-06
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

            [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                        For the quarter ended March 31, 1998

            [ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

Commission File Number  1-7615

                                Kirby Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Nevada                                      74-1884980
   -------------------------------             --------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

             1775 St. James Place, Suite 200, Houston, TX      77056-3453
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

                            Yes   [X]         No   [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on May 6, 1998 was 21,393,764.

                         PART 1 - FINANCIAL INFORMATION

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                   March 31,   December 31,
                                                                     1998         1997
                                                                  ---------     ---------
                                                                      ($ in thousands)
Current assets:
    Cash and cash equivalents                                     $  1,214         2,043
    Available-for-sale securities                                   22,324        21,773
    Receivables:
        Trade, net of allowance for doubtful accounts               60,198        70,137
        Insurance claims and other                                  13,184        14,458
    Inventories                                                     16,164        14,875
    Prepaid expenses and other current assets                        5,183         7,359
    Deferred income taxes                                            1,061         1,468
    Current assets of discontinued operations                         --           3,684
                                                                  --------      --------
            Total current assets                                   119,328       135,797
                                                                  --------      --------

Property and equipment, at cost                                    476,943       471,019
    Less accumulated depreciation                                  204,843       198,635
                                                                  --------      --------
                                                                   272,100       272,384
                                                                  --------      --------


Investments in affiliates:
    Insurance affiliate                                             45,779        45,320
    Marine affiliates                                               15,787        16,256
                                                                  --------      --------
                                                                    61,566        61,576
                                                                  --------      --------


Excess cost of consolidated subsidiaries, net of accumulated
    amortization                                                     6,495         6,652
Sundry                                                               4,418         4,562
Long-term assets of discontinued operations                           --          36,988
                                                                  --------      --------
                                                                  $463,907       517,959
                                                                  ========      ========





           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            March 31,     December 31,
                                                                              1998           1997
                                                                           ----------     ----------
                                                                                 ($ in thousands)
Current liabilities:
    Current portion of long-term debt                                       $  5,333         5,333
    Income taxes payable                                                       6,880         4,319
    Accounts payable                                                          20,821        26,712
    Accrued liabilities                                                       52,932        54,193
    Deferred revenues                                                          2,462         5,046
                                                                            --------      --------
              Total current liabilities                                       88,428        95,603
                                                                            --------      --------

Long-term debt, less current portion                                         170,802       149,485
Deferred income taxes                                                         49,478        48,409
Other long-term liabilities                                                    6,241         6,193
                                                                            --------      --------
                                                                             226,521       204,087
                                                                            --------      --------

Contingencies and commitments                                                   --            --

Stockholders' equity:
    Preferred stock, $1.00 par value per share.  Authorized 20,000,000
        shares                                                                  --            --
    Common stock, $.10 par value per share. Authorized 60,000,000
        shares, issued 30,907,000 shares                                       3,091         3,091
    Additional paid-in capital                                               158,400       159,016
    Accumulated other comprehensive income                                       472           572
    Retained earnings                                                        141,985       136,945
                                                                            --------      --------
                                                                             303,948       299,624

    Less cost of 9,515,000 shares in treasury (6,619,000 at December
        31, 1997)                                                            154,990        81,355
                                                                            --------      --------
                                                                             148,958       218,269
                                                                            --------      --------
                                                                            $463,907       517,959
                                                                            ========      ========




           See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                           Three months ended
                                                                                March 31,
                                                                        -------------------------
                                                                           1998           1997
                                                                        ----------     ----------
                                                                        ($ in thousands, except per
                                                                              share amounts)
 Revenues:
   Marine transportation                                                 $ 59,397         59,343
   Diesel repair                                                           22,858         20,545
   Investment income and other                                                457            393
   Gain (loss) on disposition of assets                                        36            (17)
                                                                         --------       --------

                                                                           82,748         80,264
                                                                         --------       --------
Costs and expenses:
   Costs of sales and operating expenses                                   54,712         54,787
   Selling, general and administrative                                      9,576         10,053
   Taxes, other than on income                                              1,981          1,748
   Depreciation and amortization                                            6,830          7,164
                                                                         --------       --------
                                                                           73,099         73,752
                                                                         --------       --------
        Operating income                                                    9,649          6,512
Equity in earnings of insurance affiliate                                     494            401
Equity in earnings of marine affiliates                                       716            863
Interest expense                                                           (2,767)        (3,374)
                                                                         --------       --------
        Earnings from continuing operations before taxes on income          8,092          4,402
Provision for taxes on income                                              (3,052)        (1,780)
                                                                         --------       --------
        Net earnings from continuing operations                             5,040          2,622

Earnings from discontinued operations, net of taxes on income                --            2,117
                                                                         --------       --------
        Net earnings                                                     $  5,040          4,739
                                                                         ========       ========

Net earnings per share of common stock:
    Basic:
        Continuing operations                                            $    .21            .11
        Discontinued operations                                              --              .08
                                                                         --------       --------
            Net earnings                                                 $    .21            .19
                                                                         ========       ========
    Diluted:
        Continuing operations                                            $    .21            .11
        Discontinued operations                                              --              .08
                                                                         --------       --------
            Net earnings                                                 $    .21            .19
                                                                         ========       ========


           See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three months ended March 31,
                                                                                      -----------------------------
                                                                                         1998              1997
                                                                                      ----------       ------------
                                                                                            ($ in thousands)
Cash flows from operating activities:
    Net earnings                                                                        $  5,040          4,739
    Adjustments to reconcile net earnings to net cash provided by continuing operations:
        Income from discontinued operations                                                 --           (2,117)
        Depreciation and amortization                                                      6,830          7,164
        Provision for deferred income taxes                                                2,288            880
        (Gain) loss on disposition of assets                                                 (36)            17
        Deferred scheduled maintenance costs                                               1,171          1,803
        Equity in earnings of insurance affiliate, net of redemption                        (494)         1,599
        Equity in earnings of marine affiliates, net of distributions and
          contributions                                                                      469            176
        Other                                                                                  8           --
        Increase in cash flows resulting from changes in operating working capital         5,019         (3,275)
                                                                                        --------       --------
             Net cash provided by operating activities of continuing operations           20,295         10,986
        Net cash provided by operating activities of discontinued operations                 276          4,802
                                                                                        --------       --------
             Net cash provided by operating activities                                    20,571         15,788
                                                                                        --------       --------
Cash flows from investing activities:
    Proceeds from sale and maturities of investments                                       1,034          1,935
    Purchase of investments                                                               (1,703)        (2,205)
    Capital expenditures                                                                  (6,199)        (6,246)
    Proceeds from disposition of assets                                                       77            750
    Proceeds from disposition of business                                                 38,600           --
    Investing activities of discontinued operations                                         (275)          (112)
                                                                                        --------       --------
            Net cash provided by (used in) investing activities                           31,534         (5,878)
                                                                                        --------       --------
Cash flows from financing activities:
    Borrowings (payments) on bank revolving credit agreements, net                        21,400        (15,100)
    Increase in long-term debt                                                              --           50,000
    Payments on long-term debt                                                               (83)       (34,000)
    Purchase of treasury stock                                                           (75,740)       (10,608)
    Proceeds from exercise of stock options                                                1,489            983
                                                                                        --------       --------
            Net cash used  in financing activities                                       (52,934)        (8,725)
                                                                                        --------       --------
            Increase (decrease) in cash and cash equivalents                                (829)         1,185

Cash and cash equivalents, beginning of year                                               2,043          1,544
                                                                                        --------       --------
Cash and cash equivalents, end of period                                                $  1,214          2,729
                                                                                        ========       ========
Supplemental disclosures of cash flow information:
    Cash paid during the period:
        Interest                                                                        $    567          1,550
        Income taxes                                                                    $     33            294



           See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


         In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997, and the results of operations for the three months ended March 31, 1998 and 1997.

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

(2)      ADOPTION OF ACCOUNTING STANDARDS

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, including, among other things, foreign currency translation adjustments, notes receivable from employee stock ownership plans, deferred gains (losses) on hedging activities, and unrealized gains (losses) on marketable securities classified as available-for-sale. The Company's total comprehensive earnings for the three months ended March 31, 1998 and 1997 were as follows (in thousands):

                                                Three months ended
                                                     March 31,
                                               ----------------------
                                                1998           1997
                                               -------       --------
Net earnings from continuing operations        $ 5,040         2,622
Net earnings from discontinued operations         --           2,117
                                               -------       -------
    Net earnings                                 5,040         4,739
Unrealized loss on marketable securities          (100)         (819)
                                               -------       -------
    Total comprehensive earnings               $ 4,940         3,920
                                               =======       =======


         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), issued in June 1997, establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS No. 131 will be adopted by the Company in 1998. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial condition or results of operations.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(3)      DISCONTINUED OPERATIONS

         On March 16, 1998, the Company announced the completion of the sale of its U.S. flag product tanker and harbor service operations for $38,600,000 in cash. Under the terms of a purchase agreement dated January 28, 1998, Kirby sold two tankers and its harbor service operations to Hvide Marine Incorporated and five tankers were sold to August Trading Company, Inc.

         The offshore tanker and harbor service operations' financial results were accounted for as discontinued operations as of December 31, 1997, and previously reported financial statements were restated to reflect the discontinuation of the operations. The Company recorded an estimated net loss of $3,966,000 as of December 31, 1997 from the sale of the tanker and harbor service operations, and such results included a provision for operations during the phase-out period, January 1, 1998 through the date of sale.

(4)      TAXES ON INCOME

         Earnings from continuing operations before taxes on income and details of the provision for taxes on income from continuing operations for United States and Puerto Rico operations for the three months ended March 31, 1998 and 1997 were as follows (in thousands):



                                      Three months ended
                                           March 31,
                                     --------------------
                                       1998        1997
                                     --------    --------
Earnings before taxes on income:
    United States                     $7,598       4,001
    Puerto Rico                          494         401
                                      ------      ------
                                      $8,092       4,402
                                      ======      ======
Provision for taxes on income:
     United States:
         Current                      $  505         536
         Deferred                      2,288         865
         State and local                 259         179
                                      ------      ------
                                       3,052       1,580

     Puerto Rico - Current              --           200
                                      ------      ------
                                      $3,052       1,780
                                      ======      ======

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4)      TAXES ON INCOME, Continued

         Earnings from discontinued operations before taxes on income and details of the provision for taxes on income from United States discontinued operations for the three months ended March 31, 1997 were as follows (in thousands):


                                                          Three months
                                                              ended
                                                          March 31, 1997
                                                         ---------------
          Earnings before taxes on income:                   $ 3,261
                                                             =======
          Provision (credit) for taxes on income:
             United States:
               Current                                       $ 1,191
               Deferred                                          (38)
               State and local                                    (9)
                                                             -------
                                                             $ 1,144
                                                             =======

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

           In March 1998, the Company completed the sale of its offshore tanker and harbor service operations. In accordance with a definitive purchase agreement dated January 28, 1998, the Company sold two tankers and its harbor service operation to Hvide Marine Incorporated and five tankers to August Trading Company, Inc., for a combined purchase price of $38,600,000 in cash. The offshore tanker and harbor service operations' financial results have been accounted for as discontinued operations as of December 31, 1997, and previously reported financial statements have been restated to reflect the discontinuation of the operations. Such financial results as of December 31, 1997 included a provision for operations during the phase-out period, January 1, 1998 through the date of sale.

           The Company is a provider of marine transportation services, operating a fleet of 532 inland tank barges and 127 inland towing vessels, transporting industrial chemicals and petrochemicals, refined petroleum products and agricultural chemicals along the United States inland waterways. The Company's marine transportation operation also includes a United States coastwise barge operation, with two liquid and one dry bulk barge and tug units. The Company also serves as managing partner of a 35% owned offshore marine partnership, consisting of four dry bulk barge and tug units, and as managing partner of a 50% owned offshore marine partnership, consisting of one dry bulk barge and tug unit. The partnerships are accounted for under the equity method of accounting.

           The Company is engaged through its diesel repair segment in the overhaul and servicing of large medium-speed diesel engines employed in marine, power generation and rail applications. The Company also has a 45% voting common stock investment in Universal Insurance Company ("Universal"), accounted for under the equity method of accounting.

RESULTS OF  CONTINUING OPERATIONS

           The Company reported net earnings from continuing operations of $5,040,000, or $.21 per share, on revenues of $82,748,000 for the 1998 first quarter, compared with net earnings from continuing operations of $2,622,000, or $.11 per share, on revenues of $80,264,000 for the 1997 first quarter. For comparative purposes, net earnings for the 1997 first quarter were $4,739,000, or $.19 per share, including net earnings from discontinued operations of $2,117,000, or $.08 per share, on revenues of $18,651,000. For purposes of this Management's Discussion, all earnings per share amounts presented are "Diluted Earnings Per Share."

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


           The following table sets forth the Company's revenues from continuing operations and percentage of such revenues for the three months ended March 31, 1998 compared with the three months ended March 31, 1997 (dollars in thousands):

                                     Three months ended March 31,
                           -------------------------------------------------
                                   1998                        1997                Increase (decrease)
                           ---------------------      ----------------------      ----------------------
                            Amounts          %         Amounts           %         Amounts           %
                           --------        -----      ---------        -----      ---------        -----
Revenues:
Marine transportation      $59,397            72%      $59,343            74%      $    54            --%
Diesel repair               22,858            28        20,545            26         2,313            11
Other income                   493            --           376            --           117            31
                           -------       -------       -------       -------       -------       -------

                           $82,748           100%      $80,264           100%      $ 2,484             3%
                           =======       =======       =======       =======       =======       =======


           Revenues from the marine transportation segment reflected a relatively flat 1998 first quarter compared with the first quarter of 1997. However, the 1997 first quarter included transportation revenues of $2,478,000 from AFRAM Carriers, Inc. ("AFRAM"), the Company's U.S. flag offshore break-bulk freighter subsidiary, which ceased operations in September and October 1997 with the scrappage of the subsidiary's last two freighters.

           The Company's 1997 first quarter was also negatively impacted by high water and flooding conditions which existed for the majority of the quarter on the upper Mississippi River and the Ohio River. The flooding resulted in river closures in selected areas for numerous days and mandated regulatory operating restrictions. During the month of March 1997, the lower Mississippi River, the Company's principal area of operations, experienced high water not seen in such severity since 1983. The Company estimated its first quarter 1997 revenue loss at $2,600,000 from the impact of the flooding. For the 1998 first quarter, flooding conditions were relatively modest.

           During the 1998 first quarter, chemical and petrochemical volumes were positive. Refined product volumes were soft, primarily due to seasonality, and liquid fertilizer volumes were also soft, partially due to seasonality and partially to high inventory levels, which delayed the spring filling of storage facilities. Spot market rates continue to reflect a modest increase quarter to quarter and contracts renewed during the 1998 first quarter were generally renewed at higher rates.

           The diesel repair segment's revenues for the 1998 first quarter reflected an 11% improvement compared with the 1997 first quarter. Business was positive all across the diesel repair segment spectrum. The Gulf Coast market remained strong due to the continued enhanced drilling activities and related oil service activities in the Gulf of Mexico. The Midwest market was enhanced with activities from Great Lakes customers and engine repairs for inland river customers. The East Coast market benefited from large engine rebuilds currently in progress, while the West Coast market improved due to enhanced relationships with non-fishing industry customers. The diesel repair segment's 1997 first quarter was negatively impacted by the flooding on the Mississippi River System, as the Midwest inland towing companies deferred engine maintenance and overhauls.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


           The following table sets forth the costs and expenses and percentage of each for the three months ended March 31, 1998 compared with the three months ended March 31, 1997 (dollars in thousands):

                                                     Three months ended March 31,
                                           ---------------------------------------------------
                                                       1998                     1997                   Increase (decrease)
                                           -----------------------      ----------------------       -----------------------
                                             Amounts           %         Amounts           %          Amounts            %
                                           ----------        -----      ---------        -----       ---------         -----
Costs and expenses:
Costs of sales and operating expenses        $54,712            75%      $54,787            74%       $   (75)            --%
Selling, general and administrative            9,576            13        10,053            14           (477)            (5)
Taxes, other than on income                    1,981             3         1,748             2            233             13

Depreciation and amortization                  6,830             9         7,164            10           (334)            (5)
                                             -------       -------       -------       -------        -------        -------
                                             $73,099           100%      $73,752           100%       $  (653)            (1)%
                                             =======       =======       =======       =======        =======        =======



           Costs of sales and operating expenses for the 1998 first quarter remained relatively constant compared with the first quarter of 1997. The prior year first quarter included costs and expenses associated with the revenues generated by AFRAM, whose vessels were scrapped in September and October 1997, and higher costs and expenses associated with the flooding on the Mississippi River. The 1998 first quarter reflected higher expenses for the diesel repair segment associated with the 11% improvement in revenues.

           Selling, general and administrative expenses decreased 5% in the 1998 first quarter compared with the first quarter of 1997. The decrease reflects savings in administrative expenses in the Company's diesel repair segment due to reorganization efforts and the elimination of unprofitable business lines. To a lesser degree, the decrease reflects the savings from the marine transportation segment's costs reduction program implemented in late 1996 and is ongoing. The program was designed to reduce administrative costs and improve operating efficiencies.

           The 13% increase in taxes, other than on income was primarily attributable to higher waterway use tax on inland operations based on ton miles moved and higher property taxes on marine vessels.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


           The following table sets forth the operating income and operating margins by segment for the three months ended March 31, 1998 compared with the three months ended March 31, 1997 (dollars in thousands):

                                   Three months ended March 31,
                       --------------------------------------------------
                                  1998                       1997            Increase (decrease)
                       --------------------------- ----------------------   --------------------
                        Operating                   Operating
                         income        Operating     income     Operating
                         (loss)          margin      (loss)       margin     Amounts         %
                       ----------      ----------  ---------    ---------   ----------    ------
Marine transportation   $  8,144        13.7%      $  5,717       9.6%      $ 2,427         42%
Diesel repair              2,173         9.5%         1,547       7.5%          626         40
Corporate                 (1,161)                    (1,128)                    (33)        (3)
                        --------                   --------                 -------      -----
                        $  9,156                   $  6,136                 $ 3,020         49%
                        ========                   ========                 =======      =====


           The following table sets forth the equity in earnings of affiliates and interest expense for the three months ended March 31, 1998 compared with the three months ended March 31, 1997 (dollars in thousands):


                                                 Three months ended March 31,   Increase (decrease)
                                                  -------------------------    --------------------
                                                     1998           1997        Amount         %
                                                  ----------     ----------    ---------     ------
Equity in earnings of insurance affiliate         $      494     $      401    $      93       23%
Equity in earnings of marine affiliates           $      716     $      863    $    (147)     (17)%
Interest expense                                  $   (2,767)    $   (3,374)   $    (607)     (18)%


           The Company currently has a 45% voting common stock investment in Universal. Accounted for under the equity method of accounting, the amount recorded by the Company as equity in earnings for the Company's investment in Universal is influenced to the extent that anticipated future redemptions by Universal of its common stock exceeds the Company's investment in Universal's stock. The Company also has a 100% investment in Universal's nonvoting preferred stock. Because the preferred stock controls a separate portfolio of U.S. Treasury Securities, the Company accounts for this preferred stock under SFAS
115. Therefore, the interest earned, as well as the realized gains from the sale of U.S. Treasury Securities collateralizing the preferred stock, are included as part of equity in earnings of the insurance affiliate. For the 1998 and 1997 first quarters, the Company recorded $259,000 and $251,000, respectively, of interest earned from its investment in U.S. Treasury Securities.

           Equity in earnings of marine affiliates reflected a 17% decrease for the 1998 first quarter compared with the 1997 first quarter. The offshore marine partnerships vessels were fully employed during each comparable quarter, with the exception of one offshore barge and tug unit, which, during the 1998 first quarter, was in the shipyard for 15 days and idle for 30 days of the quarter.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


           Interest expense reflected an 18% decrease for the 1998 first quarter compared with the first quarter of 1997. During the 1998 first quarter, excess cash flow from operations and $38,600,000 in cash proceeds from the sale of the offshore tanker and harbor service operations were used to pay down the Company's bank revolving line of credit. The Company also benefited from lower interest rates on the bank revolving line of credit. The Company's interest expense did increase in mid-March 1998, with the increase in the bank revolving line of credit to finance the "Dutch Auction" self-tender offer discussed below.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

BALANCE SHEET

           Total assets as of March 31, 1998 were $463,907,000, a decrease of 10% compared with $517,959,000 as of December 31, 1997. The following table sets forth the significant components of the balance sheet as of March 31, 1998 compared with December 31, 1997 (dollars in thousands):


                                                                                       Increase (decrease)
                                                     March 31,     December 31,    ----------------------------
                                                       1998           1997           Amount              %
                                                    ----------     ----------      ----------        ----------
Assets:
   Current assets                                   $ 119,328      $ 135,797       $ (16,469)             (12)%

   Property and equipment, net                        272,100        272,384            (284)            --

   Investments in affiliates                           61,566         61,576             (10)            --

   Long-term assets of discontinued operations           --           36,988         (36,988)            (100)

   Other assets                                        10,913         11,214            (301)              (3)
                                                    ---------      ---------       ---------        ---------
                                                    $ 463,907      $ 517,959       $ (54,052)             (10)%
                                                    =========      =========       =========        =========

Liabilities and stockholders' equity:
   Current liabilities                              $  88,428      $  95,603       $  (7,175)              (8)%

   Long-term debt                                     170,802        149,485          21,317               14

   Deferred taxes                                      49,478         48,409           1,069                2

   Other long-term liabilities                          6,241          6,193              48                1

   Stockholders' equity                               148,958        218,269         (69,311)             (32)
                                                    ---------      ---------       ---------        ---------
                                                    $ 463,907      $ 517,959       $ (54,052)             (10)%
                                                    =========      =========       =========        =========


           As of March 31, 1998, working capital decreased to $30,900,000, a 23% decrease compared with $40,194,000 at December 31, 1997. The decrease was primarily attributable to the sale of the discontinued tanker and harbor service property and equipment in mid-March 1998. Trade accounts receivable decreased 14%, reflecting the sale of the offshore operations. Inventories increased 9%, the result of higher inventory levels at the Company's diesel repair facilities to service the overall improving market. Accounts payable decreased 22%, primarily reflecting the discontinued operations sold in mid-March 1998.

           The available-for-sale securities of $22,324,000 at March 31, 1998 and $21,773,000 at December 31, 1997 were investments of Oceanic Insurance Limited, the Company's wholly owned captive insurance subsidiary.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


           Long-term debt, less current portion, increased 14% to $170,802,000 at March 31, 1998 compared with $149,485,000 at December 31, 1997. The significant increase reflects the borrowing to finance the Company's Dutch Auction self-tender offer to purchase shares of common stock, more fully described below, net of the $38,600,000 of cash received from the sale of the offshore tanker and harbor service operations.

           Stockholders' equity as of March 31, 1998 decreased 32% during the 1998 first quarter, reflecting the Company's purchase of 3,066,922 shares of its common stock at a total purchase price of $75,740,000 under the Dutch Auction self-tender offer, more fully described below. As of March 31, 1998, the Company had 9,515,000 shares of common stock in its treasury.

LONG-TERM FINANCING

           The Company has a $100,000,000 revolving credit agreement (the "Credit Agreement") with Chase Bank of Texas, N.A., as agent bank. Effective January 30, 1998, the Credit Agreement was amended to provide a one-time allowance for the disposition of assets at the subsidiary level. The amendment also modified the minimum net worth covenant and fixed charge calculation. Proceeds under the Credit Agreement may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company's common stock, or for possible business acquisitions. As of March 31, 1998, $54,000,000 was outstanding under the Credit Agreement.

TREASURY STOCK PURCHASES

           On March 23, 1998, the Company purchased 3,066,922 shares of its common stock under a Dutch Auction self-tender offer at a price of $24.50 per share. The Company announced the self-tender offer on February 17, 1998, expressing its intentions to purchase up to 3,000,000 shares of its common stock at a purchase price ranging from $21.00 to $24.50 per share. The tender offer expired on March 16, 1998.

           The Company elected to increase the size of the 3,000,000 share tender offer and to accept all shares tendered at a price of $24.50 per share. The 3,066,922 shares purchased represented approximately 12.6% of the Company's common stock outstanding immediately prior to the offer. Funding of the tender offer was from the Company's Credit Agreement.

           The Company, as of May 5, 1998, has 1,814,000 shares available under its Board of Directors' 6,250,000 total open market stock repurchase authorization. The Company has not purchased any shares to date during 1998 under its open market stock repurchase authorization. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock in the open market, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


LIQUIDITY

           The Company generated net cash provided by operating activities of continuing operations of $20,295,000 and $10,986,000 for the three months ended March 31, 1998 and 1997, respectively, reflecting a $8,294,000 change in operating working capital. The Company accounts for its ownership in Universal and its ownership in its 35% and 50% owned marine partnerships under the equity method of accounting. It recognizes cash flow from Universal only upon receipt of an actual distribution or redemption and cash flow from the marine partnerships upon the receipt or disbursement of cash from the partnerships. During the 1997 first quarter, the Company received $2,000,000 from Universal. For the 1998 and 1997 first quarters, the Company received cash from the marine partnerships of $1,185,000 and $1,039,000, respectively.

           Funds generated are available for capital construction projects, treasury stock repurchases, asset acquisitions, repayment of borrowings associated with treasury stock acquisitions or asset acquisitions and for other operating requirements. In addition to its net cash flow provided by operating activities, the Company also has available as of May 5, 1998, $40,000,000 under its revolving credit agreement and $121,000,000 available under its medium term note program. The Company's scheduled principal payments during the next 12 months are $5,333,000.

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

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


CONTINGENCIES

           On April 3, 1998, an organization identified as Pilots Agree called for a work stoppage by vessel captains and pilots against the inland towing companies' operating vessels on the inland waterway system of the United States. Pilots Agree, an organization claiming to represent vessel wheelhouse personnel, is asking for a substantial increase in pay. The work stoppage has had a minimal impact on the Company's inland transportation operations.

ACCOUNTING STANDARDS

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued in June 1997, establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS No. 131 will be adopted in 1998. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial condition or results of operations.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           For a detailed explanation of the material pending legal proceedings against the Company, please refer to the Form 10-K for the year ended December 31, 1997.

Item 4.    Results of Votes of Security Holders

(a)        The Registrant held its Annual Meeting of Stockholders on April 21,
           1998.

(b)        Proxies for the meeting were solicited pursuant to Regulation 14;
           there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees were elected.

           Directors elected were George F. Clements, Jr., C. Sean Day, Bob G. Gower, William M. Lamont, Jr., George A. Peterkin, Jr., J. H. Pyne, Robert G. Stone, Jr., Thomas M. Taylor and J. Virgil Waggoner. No other directors previously in office continued as a director or continued in office after the meeting.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits:

           11.0  Computation of Earnings per Common Share.

           27.0  Financial Data Schedule.

(b)        Reports on Form 8-K:

           The Company filed a report on Form 8-K dated March 25, 1998 reporting the sale of two offshore tankers, land, facilities and its harbor service operations to Hvide Marine Incorporated and five offshore tankers to Sabine Transportation Corporation (an Iowa Corporation) for an aggregate $38,600,000 in cash.

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

                                          KIRBY CORPORATION
                                          (Registrant)



                                          By:  /s/  G. STEPHEN HOLCOMB
                                               -------------------------------
                                               G. Stephen Holcomb
                                               Vice President and Controller

Dated:     May 6, 1998

                                 EXHIBIT INDEX



      EXHIBIT
      NUMBER     DESCRIPTION
      -------    -----------
       11.0      Computation of Earnings per Common Share.

       27.0      Financial Data Schedule.