Form 10-Q
period 1998-06-30
KIRBY CORP
filed 1998-08-06
CIK 56047

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  Form 10-Q

         [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                        For the quarter ended June 30, 1998

         [   ]          Transition report pursuant to Section 13 or 15(d) of
                        the Securities and Exchange Act of 1934

Commission File Number  1-7615

                              Kirby Corporation
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Nevada                                  74-1884980
-------------------------------------------------------------------------------
(State or other jurisdiction of       (IRS Employer Identification No.)
incorporation or organization)

1775 St. James Place, Suite 200, Houston, TX      77056-3453
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

                       Yes  [ X ]          No   [   ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on August 6, 1998 was 21,132,744.

                       PART I - FINANCIAL INFORMATION

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONDENSED BALANCE SHEETS
                                 (Unaudited)

                                   ASSETS

                                                        June 30,     December 31,
                                                          1998           1997
                                                        --------     ------------
                                                            ($ in thousands)
Current assets:
  Cash and cash equivalents                             $  1,079        $  2,043
  Available-for-sale securities                           22,765          21,773
  Receivables:
     Trade, net of allowance for doubtful accounts        51,434          70,137
     Insurance claims and other                           15,318          14,458
  Inventories                                             17,539          14,875
  Prepaid expenses and other current assets                4,049           7,359
  Deferred income taxes                                    1,219           1,468
  Current assets of discontinued operations                   --           3,684
                                                         -------         -------

       Total current assets                              113,403         135,797
                                                         -------         -------

Property and equipment, at cost                          485,242         471,019
  Less accumulated depreciation                          210,249         198,635
                                                         -------         -------

                                                         274,993         272,384
                                                         -------         -------

Investments in affiliates:
  Insurance affiliate                                     46,473          45,320
  Marine affiliates                                       15,401          16,256
                                                         -------         -------

                                                          61,874          61,576
                                                         -------         -------

Excess cost of consolidated subsidiaries, net
  of accumulated amortization                              6,338           6,652
Sundry                                                     4,118           4,562
Long-term assets of discontinued operations                   --          36,988
                                                         -------         -------

                                                        $460,726        $517,959
                                                         =======         =======

          See accompanying notes to condensed financial statements.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONDENSED BALANCE SHEETS
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               June 30,     December 31,
                                                                 1998           1997
                                                               --------     ------------
                                                                   ($ in thousands)
Current liabilities:
  Current portion of long-term debt                            $  5,333         $  5,333
  Income taxes payable                                            4,985            4,319
  Accounts payable                                               17,996           26,712
  Accrued liabilities                                            46,429           54,193
  Deferred revenues                                               2,559            5,046
                                                                -------          -------

       Total current liabilities                                 77,302           95,603
                                                                -------          -------

Long-term debt, less current portion                            169,718          149,485
Deferred income taxes                                            51,222           48,409
Other long-term liabilities                                       6,422            6,193
                                                                -------          -------

                                                                227,362          204,087
                                                                -------          -------

Contingencies and commitments                                        --               --

Stockholders' equity:
  Preferred stock, $1.00 par value per share. Authorized
     20,000,000 shares.                                              --               --
  Common stock, $.10 par value per share. Authorized
     60,000,000 shares, issued 30,907,000 shares.                 3,091            3,091
  Additional paid-in capital                                    158,394          159,016
  Accumulated other comprehensive income                            828              572
  Retained earnings                                             148,660          136,945
                                                                -------          -------

                                                                310,973          299,624
  Less cost of 9,513,000 shares in treasury (6,619,000 at
     December 31, 1997)                                         154,911           81,355
                                                                -------          -------
                                                                156,062          218,269
                                                                -------          -------

                                                               $460,726         $517,959
                                                                =======          =======

          See accompanying notes to condensed financial statements.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                                                   Three months ended       Six months ended
                                                                        June 30,                June 30,
                                                                  --------------------    --------------------
                                                                    1998         1997       1998         1997
                                                                  -------      -------    --------    --------
                                                                   ($ in thousands, except per share amounts)
Revenues:
  Marine transportation                                           $62,858      $68,272    $122,255    $127,615
  Diesel repair                                                    21,466       20,406      44,324      40,951
  Investment income and other                                         352          116         809         509
  Gain on disposition of assets                                       208          174         244         157
                                                                   ------       ------     -------     -------
                                                                   84,884       88,968     167,632     169,232
                                                                   ------       ------     -------     -------
Costs and expenses:
  Costs of sales and operating expenses                            53,963       57,634     108,675     112,421
  Selling, general and administrative                               9,730       10,033      19,306      20,086
  Taxes, other than on income                                       1,978        1,972       3,959       3,720
  Depreciation and amortization                                     6,829        7,104      13,659      14,268
                                                                   ------       ------     -------     -------
                                                                   72,500       76,743     145,599     150,495
                                                                   ------       ------     -------     -------

    Operating income                                               12,384       12,225      22,033      18,737
Equity in earnings of insurance affiliate                             413        2,911         907       3,312
Equity in earnings of marine affiliates                             1,149          531       1,865       1,394
Interest expense                                                   (3,232)      (3,450)     (5,999)     (6,824)
                                                                   ------       ------     -------     -------
    Earnings from continuing operations before taxes on income     10,714       12,217      18,806      16,619
Provision for taxes on income                                      (4,039)      (4,526)     (7,091)     (6,306)
                                                                   ------       ------     -------     -------
    Net earnings from continuing operations                         6,675        7,691      11,715      10,313
Earnings from discontinued operations, net of taxes on income          --          414          --       2,531
                                                                   ------       ------     -------     -------

    Net earnings                                                  $ 6,675      $ 8,105    $ 11,715    $ 12,844
                                                                   ======       ======     =======     =======
Net earnings per share of common stock:
  Basic:
    Continuing operations                                         $   .31      $   .31    $    .52    $    .42
    Discontinued operations                                            --          .02          --         .11
                                                                   ------       ------     -------     -------
      Net earnings                                                $   .31      $   .33    $    .52    $    .53
                                                                   ======       ======     =======     =======
  Diluted:
    Continuing operations                                         $   .31      $   .31    $    .51    $    .42
    Discontinued operations                                            --          .02          --         .10
                                                                   ------       ------     -------     -------
      Net earnings                                                $   .31      $   .33    $    .51    $    .52
                                                                   ======       ======     =======     =======

          See accompanying notes to condensed financial statements.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                           Six months ended June 30,
                                                                                           -------------------------
                                                                                             1998             1997
                                                                                           --------        ---------
                                                                                                ($ in thousands)
Cash flows from operating activities:
 Net earnings                                                                              $ 11,715        $ 12,844
 Adjustments to reconcile net earnings to net cash provided by continuing operations:
   Earnings from discontinued operations                                                         --          (2,531)
   Depreciation and amortization                                                             13,659          14,268
   Provision for deferred income taxes                                                        3,988           1,675
   Gain on disposition of assets                                                               (244)           (157)
   Deferred scheduled maintenance costs                                                         (72)          2,471
   Equity in earnings of insurance affiliate, net of redemption                                (907)          1,188
   Equity in earnings of marine affiliates, net of distributions and contributions              855            (919)
   Other                                                                                         47               2
   Increase (decrease) in cash flows resulting from changes in operating working capital      1,632         (13,446)
                                                                                            -------         -------
     Net cash provided by operating activities of continuing operations                      30,673          15,395

   Net cash provided by operating activities of discontinued operations                         108           7,871
                                                                                            -------        --------
     Net cash provided by operating activities                                               30,781          23,266
                                                                                            -------         -------

Cash flows from investing activities:
 Proceeds from sale and maturities of investments                                             1,034           1,935
 Purchase of investments                                                                     (1,876)         (3,987)
 Capital expenditures                                                                       (16,542)        (11,157)
 Proceeds from disposition of assets                                                          1,259           1,940
 Proceeds from disposition of business                                                       38,600              --
 Investing activities of discontinued operations                                               (275)           (194)
                                                                                            -------         -------
     Net cash provided by (used in) investing activities                                     22,200         (11,463)
                                                                                            -------         -------

Cash flows from financing activities:
 Borrowings (payments) on bank revolving credit agreements, net                              25,400         (10,200)
 Increase in long-term debt                                                                      --          50,000
 Payments on long-term debt                                                                  (5,167)        (39,166)
 Purchase of treasury stock                                                                 (75,706)        (10,887)
 Proceeds from exercise of stock options                                                      1,528           1,119
                                                                                            -------         -------
     Net cash used in financing activities                                                  (53,945)         (9,134)
                                                                                            -------         -------
     Increase (decrease) in cash and cash equivalents                                          (964)          2,669

Cash and cash equivalents, beginning of year                                                  2,043           1,544
                                                                                            -------         -------
Cash and cash equivalents, end of period                                                   $  1,079        $  4,213
                                                                                            =======         =======
Table continued on next page

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED STATEMENTS OF CASH FLOWS, Continued
                              (Unaudited)

                                                                                          Six months ended June 30,
                                                                                          -------------------------
                                                                                            1998             1997
                                                                                          ---------       ---------

Supplemental disclosures of cash flow information:
 Cash paid during the period:
    Interest                                                                               $  5,919        $  6,155
    Income taxes                                                                           $  3,374        $  6,314

          See accompanying notes to condensed financial statements.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997, and the results of operations for the three months and six months ended June 30, 1998 and 1997.

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

(2)  ADOPTION OF ACCOUNTING STANDARDS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, including, among other things, foreign currency translation adjustments, notes receivable from employee stock ownership plans, deferred gains (losses) on hedging activities, and unrealized gains (losses) on marketable securities classified as available-for-sale. The Company's total comprehensive earnings for the three months and six months ended June 30, 1998 and 1997 were as follows (in thousands):

                                                   Three months ended   Six months ended
                                                        June 30,              June 30,
                                                   ------------------   -----------------
                                                    1998        1997      1998     1997
                                                   ------      ------   -------  --------
Net earnings from continuing operations            $6,675      $7,691   $11,715  $10,313
Net earnings from discontinued operations              --         414        --    2,531
                                                    -----       -----    ------   ------

     Net earnings                                   6,675       8,105    11,715   12,844
Unrealized gain (loss) on marketable securities       356         592       256     (227)
                                                    -----       -----    ------   ------

     Total comprehensive earnings                  $7,031      $8,697   $11,971  $12,617
                                                    =====       =====    ======   ======

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2)  ADOPTION OF ACCOUNTING STANDARDS, Continued

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

     SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits" ("SFAS No. 132"), issued in February 1998, revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. SFAS No. 132 will be adopted by the Company in 1998.

(3)  DISCONTINUED OPERATIONS

     On March 16, 1998, the Company announced the completion of the sale of its U.S. flag product tanker and harbor service operations for $38,600,000 in cash. Under the terms of a purchase agreement dated January 28, 1998, Kirby sold two offshore tankers and its harbor service operations to Hvide Marine Incorporated and five offshore tankers were sold to August Trading Company, Inc.

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

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4)  TAXES ON INCOME

     Earnings from continuing operations before taxes on income and details of the provision for taxes on income from continuing operations for United States and Puerto Rico operations for the three and six months ended June 30, 1998 and 1997 were as follows (in thousands):

                                    Three months ended   Six months ended
                                         June 30,            June 30,
                                    -------------------   ----------------
                                      1998        1997     1998      1997
                                    -------     -------   -------  -------
Earnings before taxes on income:
  United States                     $10,301     $ 9,306   $17,899  $13,307
  Puerto Rico                           413       2,911       907    3,312
                                     ------      ------    ------   ------
                                    $10,714     $12,217   $18,806  $16,619
                                     ======      ======    ======   ======

Provision for taxes on income:
  United States:
    Current                         $ 2,120     $ 2,721   $ 2,625  $ 3,257
    Deferred                          1,700         780     3,988    1,645
    State and local                     219         300       478      479
                                     ------      ------    ------   ------
                                      4,039       3,801     7,091    5,381

  Puerto Rico - Current                  --         725        --      925
                                     ------      ------    ------   ------
                                    $ 4,039     $ 4,526   $ 7,091  $ 6,306
                                     ======      ======    ======   ======

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4)  TAXES ON INCOME, Continued

     Earnings from discontinued operations before taxes on income and details of the provision for taxes on income from United States discontinued operations for the three and six months ended June 30, 1997 were as follows (in thousands):

                                         Three months ended  Six months ended
                                           June 30, 1997       June 30, 1997
                                         ------------------  ----------------
Earnings before taxes on income                  $656               $3,917
                                                  ===                =====

Provision (credit) for taxes on income:
  United States:
    Current                                      $331               $1,522
    Deferred                                      (89)                (127)
    State and local                                --                   (9)
                                                  ---                -----
                                                 $242               $1,386
                                                  ===                =====


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


               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
         Financial Condition and Results of Operations - (Continued)


RESULTS OF CONTINUING OPERATIONS

     The Company reported net earnings of $6,675,000, or $.31 per share, on revenues of $84,884,000 for the 1998 second quarter, compared with net earnings from continuing operations of $7,691,000, or $.31 per share, on revenues of $88,968,000 for the 1997 second quarter. Net earnings for the six months ended June 30, 1998 were $11,715,000, or $.51 per share, on revenues of $167,632,000, compared with net earnings from continuing operations of $10,313,000, or $.42 per share, on revenues of $169,232,000 for the 1997 first six months. For comparative purposes, net earnings for the 1997 second quarter were $8,105,000, or $.33 per share, including net earnings from discontinued operations of $414,000, or $.02 per share, on revenues of $15,750,000. Net earnings for the 1997 first six months were $12,844,000, or $.52 per share, including net earnings from discontinued operations of $2,531,000, or $.10 per share, on revenues of $34,401,000. For purposes of this Management's Discussion, all earnings per share amounts presented are "Diluted Earnings Per Share." The weighted average number of common shares applicable to diluted earnings for the second quarter of 1998 and 1997 were 21,738,000 and 24,502,000, respectively, and for the 1998 and 1997 first half were 23,021,000 and 24,657,000, respectively. The reduction in common shares for the 1998 periods compared with the applicable 1997 periods primarily reflects the acquisition of treasury stock under the Company's Dutch Auction self-tender offer, more fully discussed below.


               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
         Financial Condition and Results of Operations - (Continued)


RESULTS OF CONTINUING OPERATIONS, Continued

     The following table sets forth the Company's revenues and percentage of such revenues for the three months and six months ended June 30, 1998 compared with the three months and six months ended June 30, 1997 (dollars in thousands):


                            Three months ended June 30,
                           ------------------------------
                                1998            1997       Increase (decrease)
                           --------------  --------------  -------------------
                           Amounts     %   Amounts     %   Amounts         %
                           -------   ----  -------   ----  -------        ----
Revenues:
  Marine transportation    $62,858    74%  $68,272    77%  $(5,414)       (8)%
  Diesel repair             21,466    25    20,406    23     1,060         5
  Other income                 560     1       290    --       270        93
                            ------   ---    ------   ---    ------        --
                           $84,884   100%  $88,968   100%  $(4,084)       (5)%
                            ======   ===    ======   ===    ======        ==

                             Six months ended June 30,
                           ------------------------------
                                1998            1997       Increase (decrease)
                           --------------  --------------  -------------------
                            Amounts    %    Amounts    %    Amounts         %
                           --------  ----  --------  ----  --------       ----
Revenues:
  Marine transportation    $122,255   73%  $127,615   76%  $(5,360)       (4)%
  Diesel repair              44,324   26     40,951   24     3,373         8
  Other income                1,053    1        666   --       387        58
                            -------  ---    -------  ---    ------        --
                           $167,632  100%  $169,232  100%  $(1,600)       (1)%
                            =======  ===    =======  ===    ======        ==

     Revenues from the marine transportation segment declined 8% for the 1998 second quarter and 4% for the 1998 first half compared with the 1997 corresponding periods. The 1997 second quarter and first half included $2,279,000 and $4,757,000, respectively, of revenues from AFRAM Carriers, Inc. ("AFRAM"), the Company's U.S. flag offshore break-bulk freighter subsidiary, which ceased operations in September and October 1997 with the scrappage of AFRAM's last two freighters.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
         Financial Condition and Results of Operations - (Continued)


RESULTS OF CONTINUING OPERATIONS, Continued

     The Company's 1997 second quarter and first half were also negatively impacted by high water and flooding conditions on the upper and lower Mississippi River and the Ohio River. The flooding resulted in river closures in selected areas for numerous days and mandated regulatory operating restrictions. The Company estimated its 1997 second quarter and first half revenue loss at $750,000 and $3,450,000, respectively, from the impact of the flooding. For the 1998 second quarter and first half, flooding conditions were relatively modest when compared with the 1997 corresponding periods.

     During the 1998 second quarter and first half, chemical and petrochemical volumes held firm. Refined product volumes, more seasonal in nature, were strong in May and June in anticipation of the summer driving season. However, the Company experienced a short fertilizer season during the 1998 second quarter, the result of high inventory levels in distribution terminals at the beginning of the fertilizer season and depleted inventory levels at the end of the season in June. Spot market rates continued to reflect modest increases quarter to quarter, with contracts generally renewed at higher levels. Marine transportation volumes for the months of May and June 1997 were enhanced, reflecting the movement of volumes backlogged during the February through April 1997 flooding on the Mississippi River System.

     The diesel repair segment's revenues for the 1998 second quarter reflected a 5% improvement compared with the 1997 second quarter. Business remained positive across the diesel repair segment's nationwide service area. The Gulf Coast market continued to reflect enhanced drilling activities and related oil service activities in the Gulf of Mexico. The Midwest market was enhanced with activities from Great Lakes customers and engine repairs for inland river customers. The East Coast market benefited from large engine rebuilds currently in progress, while the West Coast market improved due to enhanced relationships with non-fishing industry customers. The diesel repair segment's 1997 first six months' revenues were negatively impacted by the flooding on the Mississippi River System, as many Midwest inland towing companies deferred engine maintenance and overhauls.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
         Financial Condition and Results of Operations - (Continued)


RESULTS OF CONTINUING OPERATIONS, Continued

     The following table sets forth the costs and expenses and percentage of each for the three months and six months ended June 30, 1998 compared with the three months and six months ended June 30, 1997 (dollars in thousands):

                                            Three months ended June 30,
                                           ------------------------------
                                                1998            1997       Increase (decrease)
                                           --------------  --------------  -------------------
                                           Amounts     %   Amounts     %   Amounts          %
                                           -------   ----  -------   ----  -------        ----
Costs and expenses:
 Costs of sales and operating expenses     $53,963    74%  $57,634    75%  $(3,671)       (6)%
 Selling, general and administrative         9,730    13    10,033    13      (303)       (3)
 Taxes, other than on income                 1,978     3     1,972     3         6        --
 Depreciation and amortization               6,829    10     7,104     9      (275)       (4)
                                            ------   ---    ------   ---    ------        --
                                           $72,500   100%  $76,743   100%  $(4,243)       (6)%
                                            ======   ===    ======   ===    ======        ==

                                             Six months ended June 30,
                                           ------------------------------
                                                1998            1997       Increase (decrease)
                                           --------------  --------------  -------------------
                                            Amounts    %    Amounts    %    Amounts        %
                                           --------  ----  --------  ----  --------       ----
Costs and expenses:
 Costs of sales and operating expenses     $108,675   75%  $112,421   75%  $(3,746)       (3)%
 Selling, general and administrative         19,306   13     20,086   13      (780)       (4)
 Taxes, other than on income                  3,959    3      3,720    3       239         6
 Depreciation and amortization               13,659    9     14,268    9      (609)       (4)
                                            -------  ---    -------  ---    ------        --
                                           $145,599  100%  $150,495  100%  $(4,896)       (3)%
                                            =======  ===    =======  ===    ======        ==

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
         Financial Condition and Results of Operations - (Continued)


RESULTS OF CONTINUING OPERATIONS, Continued

     Costs of sales and operating expenses for the 1998 second quarter and the 1998 first six months reflected 6% and 3% decreases, respectively, when compared with the corresponding periods of 1997. The 1997 second quarter and first half included $2,050,000 and $4,467,000, respectively, of costs and expenses associated with the revenues generated by AFRAM, whose vessels were scrapped in September and October 1997. In addition, the 1997 second quarter and first half included higher costs and expenses associated with the flooding on the Mississippi River System.

     The 1998 second quarter and first half marine transportation costs and expenses reflected higher vessel labor and maintenance costs when compared with the 1997 comparable periods. In order to retain, as well as attract, vessel employees in a strong United States economy, the Company increased vessel manpower compensation. Both 1998 periods also reflected higher maintenance costs, as the Company competes for shipyard space with companies participating in the oil and gas drilling activities in the Gulf of Mexico. The 1998 second quarter and first half diesel repair costs and expenses also increased, reflecting higher expenses associated with the 5% improvement in revenues for the 1998 second quarter and 8% improvement for the 1998 first half compared with the corresponding 1997 periods.

     Selling, general and administrative expenses decreased 3% in the 1998 second quarter and 4% for the 1998 first six months compared with the corresponding periods of 1997. The decreases reflect savings in administrative expenses in the Company's diesel repair segment due to reorganization efforts and the elimination of unprofitable business lines. The decrease also reflects the savings from the Company's costs reduction program implemented in late 1996 and is ongoing. The program was designed to reduce administrative costs and improve operating efficiencies.

     The 6% increase in taxes, other than on income for the comparable 1998 and 1997 first six months was primarily attributable to higher waterway use tax on inland operations based on ton miles moved and higher property taxes on marine vessels.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
         Financial Condition and Results of Operations - (Continued)


RESULTS OF CONTINUING OPERATIONS, Continued

     The following table sets forth the operating income and operating margins by segment for the three months and six months ended June 30, 1998 compared with the three months and six months ended June 30, 1997 (dollars in thousands):

                               Three months ended June 30,
                        ------------------------------------------
                                1998                  1997          Increase (decrease)
                        --------------------  --------------------  -------------------
                        Operating             Operating
                          income   Operating    income   Operating
                          (loss)     margin     (loss)     margin   Amounts         %
                        ---------  ---------  ---------  ---------  -------        ----
Marine transportation   $10,675      17.0%    $11,735      17.2%    $(1,060)       (9)%
Diesel repair             2,355      11.0%      1,667       8.2%        688        41
Corporate                (1,206)               (1,467)                  261        18
                         ------                ------                ------        --
                        $11,824               $11,935               $  (111)       (1)%
                         ======                ======                ======        ==


                                Six months ended June 30,
                        ------------------------------------------
                                1998                  1997          Increase (decrease)
                        --------------------  --------------------  -------------------
                        Operating             Operating
                          income   Operating    income   Operating
                          (loss)     margin     (loss)     margin   Amounts         %
                        ---------  ---------  ---------  ---------  -------        ----
Marine transportation   $18,819      15.4%    $17,452      13.7%    $1,367          8%
Diesel repair             4,528      10.2%      3,214       7.8%     1,314         41
Corporate                (2,367)               (2,595)                 228          9
                         ------                ------                -----         --
                        $20,980               $18,071               $2,909         16%
                         ======                ======                =====         ==

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
         Financial Condition and Results of Operations - (Continued)


RESULTS OF CONTINUING OPERATIONS, Continued

     The following table sets forth the equity in earnings of affiliates and interest expense for the three months and six months ended June 30, 1998 compared with the three months and six months ended June 30, 1997 (dollars in thousands):

                                            Three months ended June 30,   Increase (decrease)
                                            ---------------------------   -------------------
                                              1998               1997      Amount         %
                                            --------           --------   --------      -----
Equity in earnings of insurance affiliate   $   413            $ 2,911    $(2,498)      (86)%
Equity in earnings of marine affiliates     $ 1,149            $   531    $   618       116 %
Interest expense                            $(3,232)           $(3,450)   $  (218)       (6)%


                                            Six months ended June 30,     Increase (decrease)
                                            -------------------------     -------------------
                                              1998             1997        Amount         %
                                            --------         --------     --------      -----
Equity in earnings of insurance affiliate   $   907          $ 3,312      $(2,405)      (73)%
Equity in earnings of marine affiliates     $ 1,865          $ 1,394      $   471        34 %
Interest expense                            $(5,999)         $(6,824)     $  (825)      (12)%

     The Company currently has a 45% voting common stock investment in Universal. Accounted for under the equity method of accounting, the amount recorded by the Company as equity in earnings for the Company's investment in Universal is influenced to the extent that anticipated future redemptions by Universal of its common stock exceeds the Company's investment in Universal's stock. The Company also has a 100% investment in Universal's nonvoting preferred stock. Because the preferred stock controls a separate portfolio of U.S. Treasury Securities, the Company accounts for this preferred stock under SFAS 115. Therefore, the interest earned is included as part of equity in earnings of the insurance affiliate. For the 1998 and 1997 second quarters and first six months, the Company recorded $263,000 and $261,000, and $522,000 and $512,000, respectively, of interest earned from its investment in U.S. Treasury Securities. In addition, during the 1997 second quarter, the Company recognized as equity in earnings of insurance affiliates, $2,500,000 of cash received from Universal as a result of a resolution of a previously reserved Universal contingency for outstanding

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
         Financial Condition and Results of Operations - (Continued)


RESULTS OF CONTINUING OPERATIONS, Continued

litigation. The litigation was fully reserved on Universal's records and was set aside as part of the merger in 1992 of Universal with Eastern America Financial Group, Inc.

     Equity in earnings of marine affiliates reflected a 116% increase for the 1998 second quarter compared with the second quarter of 1997, and a 34% increase for the 1998 first six months compared with the first six months of 1997. During the 1998 second quarter, the partnership's offshore five barge and tug units were fully employed compared with the 1997 second quarter when two of the five partnership's barge and tug units were in the shipyard for maintenance for the majority of the quarter. During the 1998 first quarter, one of the partnership's barge and tug units was in the shipyard for 15 days and idle for 30 days of the quarter.

     Interest expense reflected a 6% decrease for the 1998 second quarter compared with the second quarter of 1997, and a 12% decrease for the 1998 first six months compared with the first six months of 1997. The decrease for both 1998 periods reflects the excess cash flow from operations and $38,600,000 in cash proceeds from the sale of the offshore tanker and harbor service operations, both of which were used to pay down the Company's $100,000,000 revolving credit agreement (the "Credit Agreement") with Chase Bank of Texas N.A., as agent bank. In addition, the Company benefited from lower interest rates on its Credit Agreement. Partially offsetting the cash payments and lower interest rates on the Company's Credit Agreement was interest on the Company's borrowings through the Credit Agreement to finance the Dutch Auction self-tender offer discussed below.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
         Financial Condition and Results of Operations - (Continued)


FINANCIAL CONDITIONS, CAPITAL RESOURCES AND LIQUIDITY

BALANCE SHEET

     Total assets as of June 30, 1998 were $460,726,000, a decrease of 11% compared with $517,959,000 as of December 31, 1997. The following table sets forth the significant components of the balance sheet as of June 30, 1998 compared with December 31, 1997 (dollars in thousands):

                                                  June 30,  December 31,   Increase (decrease)
                                                                          --------------------
                                                    1998        1997        Amount         %
                                                  --------  ------------  ---------     ------
Assets:
   Current assets                                 $113,403    $135,797    $(22,394)      (16)%
   Property and equipment, net                     274,993     272,384       2,609         1
   Investments in affiliates                        61,874      61,576         298        --
   Long-term assets of discontinued operations          --      36,988     (36,988)     (100)
   Other assets                                     10,456      11,214        (758)       (7)
                                                   -------     -------     -------      ----
                                                  $460,726    $517,959    $(57,233)      (11)%
                                                   =======     =======     =======      ====

Liabilities and stockholders' equity:
   Current liabilities                            $ 77,302    $ 95,603    $(18,301)      (19)%
   Long-term debt                                  169,718     149,485      20,233        14
   Deferred taxes                                   51,222      48,409       2,813         6
   Other long-term liabilities                       6,422       6,193         229         4
   Stockholders' equity                            156,062     218,269     (62,207)      (29)
                                                   -------     -------     -------      ----
                                                  $460,726    $517,959    $(57,233)      (11)%
                                                   =======     =======     =======      ====

     As of June 30, 1998, working capital decreased to $36,101,000, a 10% decrease compared with $40,194,000 at December 31, 1997. The decrease was primarily attributable to the sale of the discontinued offshore tanker and harbor service property and equipment in March 1998. Trade accounts receivable decreased 27%, reflecting the sale of the offshore operations and the Company's emphasis on collection of receivables. Inventories increased 18%, the result of higher inventory levels at the Company's diesel repair facilities to service the overall improving market. Accounts payable decreased 33%, primarily reflecting the sale of the offshore operations. Accrued liabilities decreased 14%, reflecting the semiannual payment of interest on certain long-term debt, the payment of annual profit-sharing contributions and the sale of the offshore operations.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
         Financial Condition and Results of Operations - (Continued)


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY, Continued

     The available-for-sale securities of $22,765,000 at June 30, 1998 and $21,773,000 at December 31, 1997 were investments of Oceanic Insurance Limited, the Company's wholly owned captive insurance subsidiary.

     Long-term debt, less current portion, increased 14% to $169,718,000 as of June 30, 1998 compared with $149,485,000 at December 31, 1997. The increase mainly reflects the borrowing to finance the Company's Dutch Auction self-tender offer to purchase 3,066,922 shares of its common stock at a total purchase price of $75,705,000, more fully described below, net of the $38,600,000 of cash received from the sale of the offshore tanker and harbor service operations and repayments on long-term debt from excess cash flow.

     Stockholders' equity as of June 30, 1998 decreased 29% during the 1998 first six months, reflecting the Company's purchase of its common stock under the Dutch Auction self-tender offer, more fully described below. As of June 30, 1998, the Company had 9,513,000 shares of common stock in its treasury.

LONG-TERM FINANCING

     The Company has a $100,000,000 Credit Agreement with Chase Bank of Texas, N.A., as agent bank. Effective January 30, 1998, the Credit Agreement was amended to provide a one-time allowance for the disposition of assets at the subsidiary level. The amendment also modified the minimum net worth covenant and fixed charge calculation. Proceeds under the Credit Agreement may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company's common stock, or for possible business acquisitions. As of June 30, 1998, $58,000,000 was outstanding under the Credit Agreement.

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

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
         Financial Condition and Results of Operations - (Continued)


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY, Continued

     Since July 31, 1998, the Company has purchased 297,000 shares of its common stock at a total purchase price of $6,423,161, for an average price of $21.63 per share. The Company, as of August 6, 1998, has 1,517,000 shares available under its Board of Directors' 6,250,000 total open market stock repurchase authorization. The treasury stock purchases were financed by borrowing under the Company's Credit Agreement. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock in the open market, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

LIQUIDITY

     The Company generated net cash provided by operating activities of continuing operations of $30,673,000 and $15,395,000 for the six months ended June 30, 1998 and 1997, respectively. The 1998 first half was positively impacted by a $1,632,000 increase in cash flow as a result of a decrease in operating working capital, compared with a $13,446,000 decrease in cash flow for the first six months of 1997. The Company accounts for its ownership in Universal and its ownership in its marine partnerships under the equity method of accounting. It recognizes cash flow from Universal only upon receipt of an actual distribution or redemption and cash flow from the marine partnerships upon the receipt or disbursement of cash from the partnerships. During the 1997 first six months, the Company received a $2,000,000 redemption of Universal's common stock and $2,500,000 as a result of the Universal lawsuit ruling. For the 1998 and 1997 first six months, the Company received net cash from the marine partnerships of $2,720,000 and $475,000, respectively.

     Funds generated are available for capital construction projects, treasury stock repurchases, asset acquisitions, repayment of borrowings associated with treasury stock acquisitions or asset acquisitions and for other operating requirements. In addition to its net cash flow provided by operating activities, the Company also has available as of August 6, 1998, $36,600,000 under its Credit Agreement and $121,000,000 available under its medium term note program. The Company's scheduled principal payments during the next 12 months are $5,333,000.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
         Financial Condition and Results of Operations - (Continued)


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY, Continued

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

     There can be no guarantee however, that the systems of other companies, on which the Company's systems rely, will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Management's Discussion and Analysis of
         Financial Condition and Results of Operations - (Continued)


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY, Continued

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

     SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," issued in February 1998, revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. SFAS No. 132 will be adopted by the Company in 1998.

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                         PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
-------   -----------------

          For a detailed explanation of the material pending legal proceedings against the Company, please refer to the Form 10-K for the year ended December 31, 1997.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits:

          11.0 Computation of Earnings per Common Share.

          27.0 Financial Data Schedule.

(b)       Reports on Form 8-K:

          There were no reports on Form 8-K filed for the three months ended June 30, 1998.

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

Dated:    August 6, 1998