Form 10-Q
period 1998-09-30
KIRBY CORP
filed 1998-11-06
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                       For the quarter ended September 30, 1998

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

Commission File Number 1-7615

                                Kirby Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                                   74-1884980
      -------------------------------        ---------------------------------
      (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)

1775 St. James Place, Suite 200, Houston, TX              77056-3453
--------------------------------------------              ----------
  (Address of principal executive offices)                (Zip Code)

                                 (713) 435-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                           if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]       No   [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on November 6, 1998 was 20,914,794.

                         PART I - FINANCIAL INFORMATION

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                      September 30,  December 31,
                                                          1998           1997
                                                      -------------  ------------
                                                            ($ in thousands)
Current assets:
  Cash and cash equivalents                             $    712       $  2,043
  Available-for-sale securities                           21,135         21,773
  Receivables:
     Trade, net of allowance for doubtful accounts        51,649         70,137
     Insurance claims and other                           50,645         14,458
  Inventories                                             14,332         14,875
  Prepaid expenses and other current assets                6,403          7,359
  Deferred income taxes                                    1,709          1,468
  Property held for sale                                   5,868             --
  Current assets of discontinued operations                   --          3,684
                                                         -------        -------

       Total current assets                              152,453        135,797
                                                         -------        -------

Property and equipment, at cost                          469,268        471,019
  Less accumulated depreciation                          206,684        198,635
                                                         -------        -------

                                                         262,584        272,384
                                                         -------        -------
Investments in affiliates:
  Insurance affiliate                                         --         45,320
  Marine affiliates                                       15,614         16,256
                                                         -------        -------

                                                          15,614         61,576
                                                         -------        -------

Excess cost of consolidated subsidiaries, net of
 accumulated amortization                                  5,497          6,652
Sundry                                                     3,757          4,562
Long-term assets of discontinued operations                   --         36,988
                                                         -------        -------

                                                        $439,905       $517,959
                                                         =======        =======

            See accompanying notes to condensed financial statements.

                   KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                              CONDENSED BALANCE SHEETS
                                     (Unaudited)

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     September 30,  December 31,
                                                         1998           1997
                                                     -------------  ------------
                                                           ($ in thousands)
Current liabilities:
  Current portion of long-term debt                    $  5,333       $  5,333
  Income taxes payable                                    8,139          4,319
  Accounts payable                                       14,654         26,712
  Accrued liabilities                                    47,091         54,193
  Deferred revenues                                       2,338          5,046
                                                        -------        -------

       Total current liabilities                         77,555         95,603
                                                        -------        -------

Long-term debt, less current portion                    173,635        149,485
Deferred income taxes                                    43,324         48,409
Other long-term liabilities                               6,423          6,193
                                                        -------        -------

                                                        223,382        204,087
                                                        -------        -------

Contingencies and commitments                                --             --

Stockholders' equity:
  Preferred stock, $1.00 par value per share.
     Authorized 20,000,000 shares.                           --             --
  Common stock, $.10 par value per share. Authorized
     60,000,000 shares, issued 30,907,000 shares.         3,091          3,091
  Additional paid-in capital                            158,369        159,016
  Accumulated other comprehensive income                    573            572
  Retained earnings                                     142,089        136,945
                                                        -------        -------

                                                        304,122        299,624
  Less cost of 9,971,000 shares in treasury
     (6,619,000 at December 31, 1997)                   165,154         81,355
                                                        -------        -------
                                                        138,968        218,269
                                                        -------        -------

                                                       $439,905       $517,959
                                                        =======        =======

            See accompanying notes to condensed financial statements.

                             KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                    CONDENSED STATEMENTS OF EARNINGS
                                               (Unaudited)
                                                     Three months ended       Nine months ended
                                                       September 30,             September 30,
                                                    --------------------    ---------------------
                                                       1998       1997         1998        1997
                                                    ---------   --------    ---------   ---------
                                                    ($ in thousands, except per share amounts)
Revenues:
  Marine transportation                             $ 62,700    $65,007     $184,955    $192,622
  Diesel repair                                       19,627     18,878       63,951      59,828
  Investment income and other                            564        322        1,373         831
  Gain (loss) on disposition of assets                  (138)        12          106         170
                                                     -------     ------      -------     -------

                                                      82,753     84,219      250,385     253,451
                                                     -------     ------      -------     -------
Costs and expenses:
  Costs of sales and operating expenses               53,055     54,012      161,730     166,433
  Selling, general and administrative                 10,039      9,904       29,345      29,990
  Taxes, other than on income                          1,938      1,927        5,897       5,647
  Depreciation and amortization                        6,800      6,940       20,459      21,208
  Impairment of long-lived asset                       8,333         --        8,333          --
                                                     -------     ------      -------     -------

                                                      80,165     72,783      225,764     223,278
                                                     -------     ------      -------     -------

   Operating income                                    2,588     11,436       24,621      30,173
Equity in earnings of insurance affiliate                418        422        1,325       3,734
Loss on sale of insurance affiliate                  (10,536)        --      (10,536)         --
Equity in earnings of marine affiliates                1,034        778        2,899       2,172
Interest expense                                      (3,236)    (3,293)      (9,235)    (10,117)
                                                     -------     ------      -------     -------

   Earnings (loss) from continuing operations
    before taxes on income                            (9,732)     9,343        9,074      25,962
(Provision) benefit for taxes on income                3,161     (3,470)      (3,930)     (9,776)
                                                     -------     ------      -------     -------

   Net earnings (loss) from continuing operations     (6,571)     5,873        5,144      16,186
Earnings from discontinued operations, net of
 taxes on income                                          --         76           --       2,607
                                                     -------     ------      -------     -------

   Net earnings (loss)                              $ (6,571)   $ 5,949     $  5,144    $ 18,793
                                                     =======     ======      =======     =======
TABLE CONTINUED ON NEXT PAGE

                             KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                               CONDENSED STATEMENTS OF EARNINGS, Continued
                                               (Unaudited)
                                                     Three months ended       Nine months ended
                                                       September 30,             September 30,
                                                    --------------------    ---------------------
                                                       1998       1997         1998        1997
                                                    ---------   --------    ---------   ---------
                                                    ($ in thousands, except per share amounts)
Net earnings (loss) per share of common stock:
  Basic:
   Continuing operations                            $   (.31)   $   .24     $    .23    $    .66
   Discontinued operations                                --         --           --         .11
                                                     -------     ------      -------     -------

     Net earnings (loss)                            $   (.31)   $   .24     $    .23    $    .77
                                                     =======     ======      =======     =======
  Diluted:
   Continuing operations                            $   (.31)   $   .24     $    .23    $    .66
   Discontinued operations                                --         --           --         .10
                                                     -------     ------      -------     -------

     Net earnings (loss)                            $   (.31)   $   .24     $    .23    $    .76
                                                     =======     ======      =======     =======

                             See accompanying notes to condensed financial statements.

                       KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                                             Nine months
                                                                         ended September 30,
                                                                        ----------------------
                                                                          1998         1997
                                                                        ---------    ---------
                                                                           ($ in thousands)
Cash flows from operating activities:
 Net earnings                                                           $  5,144     $ 18,793
 Adjustments to reconcile net earnings to net cash provided
  by continuing operations:
   Earnings from discontinued operations                                      --       (2,607)
   Depreciation and amortization                                          20,459       21,208
   Provision (credit) for deferred income taxes                           (3,987)         857
   Gain on disposition of assets                                            (106)        (170)
   Deferred scheduled maintenance costs                                     (340)       2,247
   Loss on sale of insurance affiliate                                    10,536           --
   Equity in earnings of insurance affiliate, net of redemption           (1,325)         766
   Equity in earnings of marine affiliates, net of distributions
    and contributions                                                        643       (2,708)
   Impairment of long-lived asset                                          8,333           --
   Other                                                                      68            3
   Increase (decrease) in cash flows resulting from changes in
    operating working capital                                                980       (8,740)
                                                                         -------      -------
     Net cash provided by operating activities of continuing operations   40,405       29,649
   Net cash provided by (used in) operating activities of
    discontinued operations                                                 (494)      11,964
                                                                         -------      -------
     Net cash provided by operating activities                            39,911       41,613
                                                                         -------      -------

Cash flows from investing activities:
 Proceeds from sale and maturities of investments                          1,200        1,935
 Purchase of investments                                                     (18)      (4,678)
 Capital expenditures                                                    (24,043)     (16,847)
 Proceeds from disposition of assets                                       2,200        2,284
 Proceeds from disposition of businesses                                  39,989           --
 Investing activities of discontinued operations                            (275)      (1,633)
                                                                         -------      -------
     Net cash provided by (used in) investing activities                  19,053      (18,939)
                                                                         -------      -------
TABLE CONTINUED ON NEXT PAGE

                       KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        CONDENSED STATEMENTS OF CASH FLOWS, Continued
                                         (Unaudited)
                                                                             Nine months
                                                                          ended September 30,
                                                                        ----------------------
                                                                          1998         1997
                                                                        ---------    ---------
                                                                            ($ in thousands)
Cash flows from financing activities:
 Borrowings (payments) on bank revolving credit agreements, net           29,400      (22,400)
 Increase in long-term debt                                                   --       50,000
 Payments on long-term debt                                               (5,250)     (39,249)
 Purchase of treasury stock                                              (87,254)     (10,887)
 Proceeds from exercise of stock options                                   2,809        1,423
                                                                         -------      -------
     Net cash used in financing activities                               (60,295)     (21,113)
                                                                         -------      -------
     Increase (decrease) in cash and cash equivalents                     (1,331)       1,561

Cash and cash equivalents, beginning of year                               2,043        1,544
                                                                         -------      -------
Cash and cash equivalents, end of period                                $    712     $  3,105
                                                                         =======      =======
Supplemental disclosures of cash flow information:
 Cash paid during the period:
    Interest                                                            $  6,905     $  7,203
    Income taxes                                                        $  5,534     $  8,311

            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

      In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997, and the results of operations for the three months and nine months ended September 30, 1998 and 1997.

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

(2)  ADOPTION OF ACCOUNTING STANDARDS

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity (except those resulting from investments by and distributions to owners), including, among other things, foreign currency translation adjustments and unrealized gains (losses) on marketable securities classified as available-for-sale. The Company's total comprehensive earnings for the three months and nine months ended September 30, 1998 and 1997 were as follows (in thousands):

                                                 Three months ended     Nine months ended
                                                    September 30,          September 30,
                                                 ------------------     ------------------
                                                   1998       1997       1998        1997
                                                 --------    ------     ------     -------
Net earnings (loss) from continuing operations   $(6,571)    $5,873     $5,144     $16,186
Net earnings from discontinued operations             --         76         --       2,607
                                                  ------      -----      -----      ------

     Net earnings (loss)                          (6,571)     5,949      5,144      18,793
Unrealized gain (loss) on marketable securities     (255)       602          1         375
                                                  ------      -----      -----      ------

     Total comprehensive earnings (loss)         $(6,826)    $6,551     $5,145     $19,168
                                                  ======      =====      =====      ======

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

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4)  TAXES ON INCOME

      Earnings from continuing operations before taxes on income and details of the provision for taxes on income from continuing operations for United States and Puerto Rico operations for the three and nine months ended September 30, 1998 and 1997 were as follows (in thousands):

<CAPTION)
                                           Three months ended    Nine months ended
                                              September 30,        September 30,
                                           ------------------    ------------------
                                              1998      1997       1998       1997
                                           ---------   ------    -------    -------
Earnings (loss) before taxes on income:
  United States                            $(10,150)   $8,921    $ 7,749    $22,228
  Puerto Rico                                   418       422      1,325      3,734
                                            -------     -----     ------     ------
                                           $ (9,732)   $9,343    $ 9,074    $25,962
                                            =======     =====     ======     ======

Provision (benefit) for taxes on income:
  United States:
    Current                                $  4,604    $4,013    $ 7,229    $ 7,270
    Deferred                                 (7,974)     (817)    (3,987)       827
    State and local                             209       274        688        754
                                            -------     -----     ------     ------
                                             (3,161)    3,470      3,930      8,851

  Puerto Rico - Current                          --        --         --        925
                                            -------     -----     ------     ------
                                           $ (3,161)   $3,470    $ 3,930    $ 9,776
                                            =======     =====     ======     ======

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4)  TAXES ON INCOME, Continued

     Earnings from discontinued operations before taxes on income and details of the provision for taxes on income from United States discontinued operations for the three and nine months ended September 30, 1997 were as follows (in thousands):

                                          Three months ended     Nine months ended
                                          September 30, 1997    September 30, 1997
                                          ------------------    ------------------
Earnings before taxes on income                  $ 148                $4,065
                                                  ====                 =====
Provision (benefit) for taxes on income:
  United States:
    Current                                      $(902)               $  620
    Deferred                                       974                   848
    State and local                                 --                   (10)
                                                  ----                 -----
                                                 $  72                $1,458
                                                  ====                 =====

(5)  IMPAIRMENT OF LONG-LIVED ASSETS

      Effective September 30, 1998, the carrying value of one of the Company's two remaining offshore liquid tank barge/tug units was reduced by $8,333,000 in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and was reclassified as property held for sale on the condensed balance sheet. The pre-tax non-recurring charge was taken in anticipation of the unit being sold in the 1998 fourth quarter for a price approximating the revised carrying value of the unit. The unit was sold on October 30, 1998 for a price approximating the revised carrying value of the unit. No pre-tax gain or loss will be recognized from the sale of the unit.

      On October 1, 1998, the Company sold its other unit for a pre-tax gain of approximately $3,900,000. The gain will be recorded in the 1998 fourth quarter. The sale of the two units completes the Company's exit from the offshore liquid transportation business.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6)  SALE OF REMAINING INTEREST IN UNIVERSAL INSURANCE COMPANY

      Effective September 30, 1998, the Company sold its remaining 45% voting common stock interest and its non-voting preferred stock interest in Universal Insurance Company ("Universal") for $36,000,000 in cash. Universal, a property and casualty insurance company in the Commonwealth of Puerto Rico, was formed by Kirby in 1972. In September 1992, the Company merged Universal with Eastern America Insurance Company ("Eastern America"), a subsidiary of Eastern America Insurance Group, Inc. ("Eastern America Group"). In accordance with a shareholders' agreement between the Company, Universal and Eastern America Group, through redemption rights, Universal had the obligation to purchase the Company's entire interest in Universal gradually, over a 15 year period. The Company closed the sale on October 7, 1998 and the cash proceeds were used to reduce the Company's revolving line of credit.

     Under an anticipated redemption schedule, the Company would have received a stream of cash payments between now and the year 2008 totaling $62,000,000. The $36,000,000 received represented the present value of the payment stream. Including prior redemptions and the final sale, the Company received total payments of $58,000,000 for its interest in Universal.

      The Company recognized, during the 1998 third quarter, a pre-tax loss for book purposes of $10,536,000 on the Universal transaction. The Company's investment in Universal, accounted for under the equity method of accounting, was based on the estimated receipt of $62,000,000 of redemption payments to the Company over the next eleven years, and the recording of the remaining built-in gain on the sale.

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

      The Company is a provider of marine transportation services, operating a fleet of 527 inland tank barges and 123 inland towing vessels, transporting industrial chemicals and petrochemicals, refined petroleum products and agricultural chemicals along the United States inland waterways. The Company's marine transportation operation also includes one dry bulk barge and tug unit. The Company also serves as managing partner of a 35% owned offshore marine partnership, consisting of four dry bulk barge and tug units, and as managing partner of a 50% owned offshore marine partnership, consisting of one dry bulk barge and tug unit. The partnerships are accounted for under the equity method of accounting.

      The Company is engaged through its diesel repair segment in the overhaul and servicing of large medium-speed diesel engines employed in marine, power generation and rail applications.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF CONTINUING OPERATIONS

      The Company reported a net loss of $6,571,000, or $.31 per share, on revenues of $82,753,000 for the 1998 third quarter, compared with net earnings from continuing operations of $5,873,000, or $.24 per share, on revenues of $84,219,000 for the 1997 third quarter. Net earnings for the nine months ended September 30, 1998 were $5,144,000, or $.23 per share, on revenues of
$250,385,000, compared with net earnings from continuing operations of $16,186,000, or $.66 per share, on revenues of $253,451,000 for the 1997 first nine months. For comparative purposes, net earnings for the 1997 third quarter were $5,949,000, or $.24 per share, including net earnings from discontinued operations of $76,000, on revenues of $15,116,000. Net earnings for the 1997 first nine months were $18,793,000, or $.76 per share, including net earnings from discontinued operations of $2,607,000, or $.10 per share, on revenues of $49,517,000. For purposes of this Management's Discussion, all earnings per share amounts presented are "Diluted Earnings Per Share." The weighted average number of common shares applicable to diluted earnings (loss) for the third quarter of 1998 and 1997 were 21,175,000 and 24,536,000, respectively, and for the 1998 and 1997 first nine months were 22,487,000 and 24,616,000, respectively. The reduction in common shares for the 1998 periods compared with the applicable 1997 periods primarily reflects the acquisition of treasury stock under the Company's Dutch Auction self-tender offer and through open market share repurchases, more fully discussed below.

      The following table sets forth the Company's revenues and percentage of such revenues for the three months and nine months ended September 30, 1998 compared with the three months and nine months ended September 30, 1997 (dollars in thousands):

                         Three months ended September 30,
                         --------------------------------
                               1998        1997              Increase (decrease)
                         --------------    --------------    -------------------
                         Amounts    %      Amounts    %      Amounts          %
                         -------   ----    -------   ----    -------        ----
Revenues:
  Marine transportation  $62,700    76%    $65,007    77%    $(2,307)       (4)%
  Diesel repair           19,627    24      18,878    23         749         4
  Other income               426    --         334    --          92        28
                          ------   ---      ------    --      ------        --
                         $82,753   100%    $84,219   100%    $(1,466)       (2)%
                          ======   ===      ======   ===      ======        ==

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF CONTINUING OPERATIONS, Continued

                         Nine months ended September 30,
                         -------------------------------
                              1998              1997         Increase (decrease)
                         --------------    -------------     -------------------
                         Amounts    %      Amounts    %      Amounts         %
                         -------   ----    -------   ----    -------        ----
Revenues:
  Marine transportation  $184,955   74%    $192,622   76%    $(7,667)       (4)%
  Diesel repair            63,951   26       59,828   24       4,123         7
  Other income              1,479   --        1,001   --         478        48
                          -------  ---      -------   --      ------        --
                         $250,385  100%    $253,451  100%    $(3,066)       (1)%
                          =======  ===      =======  ===      ======        ==

      Revenue  from the marine transportation segment declined 4% for  the  1998 third quarter and 4% for the 1998 first nine months compared with the 1997 corresponding periods. The 1997 third quarter and first nine months included $2,203,000 and $6,959,000, respectively, of revenue from AFRAM Carriers, Inc.
("AFRAM"), the Company's U.S. flag offshore break-bulk freighter subsidiary, which ceased operations in September and October 1997 with the scrappage of AFRAM's last two freighters.

      During the 1998 third quarter and first nine months, chemical and petrochemical volumes remained strong. Refined product volumes, more seasonal in nature, were firm with the summer driving season. Fertilizer movements, seasonal with the spring and fall fertilizer seasons, improved in September in anticipation of a normal fall season. Spot market rates, which historically decline during the summer months due to fleet efficiencies and planned summer plant maintenance programs, held firm. Contracts generally continued to be renewed with modest increases.

      During the month of September 1998, the Company's marine transportation segment was negatively impacted by three Gulf of Mexico storm events, two hurricanes and one tropical storm, which significantly reduced fleet efficiency during September. The Company estimated its 1998 third quarter was negatively impacted by the loss of approximately $600,000 of revenues and incurred approximately $400,000 of additional expenses due to the storm events. The effects of the three storm events reduced the Company's net operating earnings by an estimated $.02 to $.03 per share.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF CONTINUING OPERATIONS, Continued

      The Company's 1997 first nine months were negatively impacted by flooding in the Mississippi River System during the months of February through April. The upper Mississippi River and Ohio River experienced flooding during the majority of the first quarter, and the lower Mississippi River and Ohio River experienced severe high water during March and April. The Company estimated a loss of revenues of approximately $3,450,000 for the months of February through April. The flooding reduced the Company's net earnings by an estimated $.10 per share for the 1997 first nine months.

       The diesel repair segment's revenues for the 1998 third quarter reflected a 4% increase compared with the 1997 third quarter and increased 7% for the 1998 first nine months compared with the 1997 first nine months. The segment continued to benefit from a strong nationwide engine overhaul and direct parts market. The Gulf Coast market, which had in recent quarters been enhanced by active drilling and related oil service activities in the Gulf of Mexico, did experience a modest decline in the 1998 third quarter as drilling activities declined. The East Coast, Midwest and West Coast markets continued favorable. The diesel repair segment's 1997 first nine months' revenues were negatively impacted by the flooding in the Mississippi River System, as many Midwest inland towing customers deferred engine maintenance and overhauls.

      The following table sets forth the costs and expenses and percentage of each for the three months and nine months ended September 30, 1998 compared with the three months and nine months ended September 30, 1997 (dollars in thousands):

                                             Three months ended September 30
                                                 1998              1997           Increase (decrease)
                                             --------------    --------------     -------------------
                                             Amounts    %      Amounts    %       Amounts         %
                                             -------   ----    -------   ----     -------       -----
Costs and expenses:
 Costs of sales and operating expenses       $53,055    66%    $54,012    74%     $ (957)        (2)%
 Selling, general and administrative          10,039    13       9,904    14         135          1
 Taxes, other than on income                   1,938     2       1,927     2          11         --
 Depreciation and amortization                 6,800     9       6,940    10        (140)        (2)
 Impairment of long-lived assets               8,333    10          --    --       8,333        100
                                              ------   ---      ------   ---       -----        ---
                                             $80,165   100%    $72,783   100%     $7,382         10 %
                                              ======   ===      ======   ===       =====        ===

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF CONTINUING OPERATIONS, Continued

                                              Nine months ended September 30,
                                             --------------------------------
                                                  1998               1997         Increase (decrease)
                                             --------------    --------------    --------------------
                                              Amounts   %       Amounts   %      Amounts          %
                                             --------  ----    --------  ----    -------        -----
Costs and expenses:
 Costs of sales and operating expenses       $161,730   71%    $166,433   74%    $(4,703)        (3)%
 Selling, general and administrative           29,345   13       29,990   14        (645)        (2)
 Taxes, other than on income                    5,897    3        5,647    2         250          4
 Depreciation and amortization                 20,459    9       21,208   10        (749)        (4)
 Impairment of long-lived assets                8,333    4           --   --       8,333        100
                                              -------  ---      -------  ---      ------        ---
                                             $225,764  100%    $223,278  100%    $ 2,486          1 %
                                              =======  ===      =======  ===      ======        ===

      Costs of sales and operating expenses for the 1998 third quarter and the 1998 first nine months reflected 10% and 1% increases, respectively, when compared with the corresponding periods of 1997. The 1998 third quarter and first nine months included an impairment of a long-lived asset of $8,333,000. The carrying value of an offshore liquid tank barge/tug unit was reduced in accordance with SFAS No. 121. The unit was sold on October 30, 1998 for a price approximating the revised carrying value of the unit. The 1997 third quarter and first nine months included $2,073,000 and $6,816,000, respectively, of costs and expenses associated with the revenues generated by AFRAM, whose vessels were scrapped in September and October 1997. In addition, the 1997 first nine months included higher costs and expenses associated with the flooding on the Mississippi River System.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF CONTINUING OPERATIONS, Continued

      The 1998 third quarter and first nine months marine transportation costs and expenses reflected higher vessel labor and maintenance costs when compared with the 1997 comparable periods. During 1998, in order to retain, as well as attract, vessel employees into the marine lifestyle, the Company increased vessel manpower compensation. Both 1998 periods also reflected higher maintenance costs, as the Company competed for shipyard space with companies participating in the oil and gas drilling activities in the Gulf of Mexico. During the 1998 third quarter, competition for shipyard space did diminish due to a decline in drilling activities. The 1998 third quarter and first nine months' diesel repair costs and expenses also increased, reflecting higher expenses associated with the 4% improvement in revenues for the 1998 third quarter and 7% improvement for the 1998 first nine months compared with the corresponding 1997 periods.

     Selling, general and administrative expenses increased 1% in the 1998 third quarter and decreased 2% for the 1998 first nine months compared with the corresponding periods of 1997. The 1998 third quarter increase included non-recurring expenses totaling $450,000 for executive severance pay, search firm fees and consulting fees for the implementation of a value based management system tied to a new incentive compensation plan. The decrease for the 1998 first nine months reflected savings in administrative expenses in the Company's diesel repair segment due to reorganization efforts and the elimination of unprofitable business lines. The results also reflect the savings from the Company's costs reduction program implemented in late 1996 and is ongoing. The program was designed to reduce administrative costs and improve operating efficiencies.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF CONTINUING OPERATIONS, Continued

      The following table sets forth the operating income and operating margins by segment for the three months and nine months ended September 30, 1998 compared with the three months and nine months ended September 30, 1997 (dollars in thousands):

                             Three months ended September 30,
                        ------------------------------------------
                                1998                  1997           Increase (decrease)
                        --------------------  --------------------   -------------------
                        Operating             Operating
                          income   Operating    income   Operating
                          (loss)     margin     (loss)     margin     Amounts        %
                        ---------  ---------  ---------  ---------   --------     ------
Marine transportation    $10,210     16.3%     $10,837     16.7%     $  (627)       (6)%
Diesel repair              1,999     10.2%       1,500      7.9%         499        33
Corporate                 (1,714)               (1,236)                 (478)      (39)
Impairment of assets      (8,333)                   --                (8,333)     (100)
                          ------                ------                ------      ----
                         $ 2,162               $11,101               $(8,939)      (81)%
                          ======                ======                ======      ====

                             Nine months ended September 30,
                        ------------------------------------------
                                1998                  1997           Increase (decrease)
                        --------------------  --------------------   -------------------
                        Operating             Operating
                          income   Operating    income   Operating
                          (loss)     margin     (loss)     margin    Amounts         %
                        ---------  ---------  ---------  ---------   -------      ------
Marine transportation    $29,029     15.7%     $28,289      14.7%    $   740         3 %
Diesel repair              6,527     10.2%       4,714       7.9%      1,813        38
Corporate                 (4,081)               (3,831)                 (250)       (7)
Impairment of assets      (8,333)                   --                (8,333)     (100)
                          ------                ------                ------      ----
                         $23,142               $29,172               $(6,030)      (21)%
                          ======                ======                ======      ====

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF CONTINUING OPERATIONS, Continued

      The following table sets forth the equity in earnings of affiliates, loss on the sale of the insurance affiliate and interest expense for the three months and nine months ended September 30, 1998 compared with the three months and nine months ended September 30, 1997 (dollars in thousands):

                                               Three months
                                            ended September 30,   Increase (decrease)
                                            -------------------   -------------------
                                               1998      1997      Amount         %
                                            ---------  -------    --------      -----
Equity in earnings of insurance affiliate   $    418   $   422    $    (4)       (1)%
Loss on sale of insurance affiliate         $(10,536)       --    $10,536       100 %
Equity in earnings of marine affiliates     $  1,034   $   778    $   256        33 %
Interest expense                            $ (3,236)  $(3,293)   $   (57)       (2)%

                                                Nine months
                                            ended September 30,   Increase (decrease)
                                            -------------------   -------------------
                                              1998      1997      Amount          %
                                            ---------  --------   -------       -----
Equity in earnings of insurance affiliate   $  1,325   $  3,734   $(2,409)      (65)%
Loss on sale of insurance affiliate         $(10,536)        --   $10,536       100 %
Equity in earnings of marine affiliates     $  2,899   $  2,172   $   727        33 %
Interest expense                            $ (9,235)  $(10,117)  $  (882)       (9)%

      Effective September 30, 1998, the Company sold its remaining 45% voting common stock interest and its non-voting preferred stock interest in Universal for $36,000,000 in cash. Universal, a property and casualty insurance company in the Commonwealth of Puerto Rico, was formed by Kirby in 1972. In September 1992, the Company merged Universal with Eastern America, a subsidiary of Eastern America Group. In accordance with a shareholders' agreement between the Company, Universal and Eastern America Group, through redemption rights, Universal had the obligation to purchase the Company's entire interest in Universal gradually, over a 15 year period. The Company closed the sale on October 7, 1998 and the cash proceeds were used to reduce the Company's revolving line of credit.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF CONTINUING OPERATIONS, Continued

     Under an anticipated redemption schedule, the Company would have received a stream of cash payments between now and the year 2008 totaling $62,000,000. The $36,000,000 received represented the present value of the payment stream. Including prior redemptions and the final sale, the Company received total payments of $58,000,000 for its interest in Universal.

      The Company recognized, during the 1998 third quarter, a pre-tax loss for book purposes of $10,536,000 on the Universal transaction. The Company's investment in Universal, accounted for under the equity method of accounting, was based on the estimated receipt of $62,000,000 of redemption payments to the Company over the next eleven years, and the recording of the remaining built-in gain on the sale.

      During the 1997 second quarter, the Company recognized as equity in earnings of insurance affiliate, $2,500,000 of cash received from Universal as a result of a resolution of a previously reserved Universal contingency for outstanding litigation. The litigation was fully reserved on Universal's records and was set aside as part of the merger in 1992 of Universal with Eastern America Insurance.

      Equity in earnings of marine affiliates reflected a 33% increase for the 1998 third quarter compared with the third quarter of 1997, and a 33% increase for the 1998 first nine months compared with the first nine months of 1997. During the 1998 third quarter, and for the majority of the 1998 first nine months, the partnership's five offshore barge/tug units were fully employed.
Results for the 1997 third quarter and first nine months were negatively impacted by additional scheduled maintenance on the partnership's vessels and by lower coal volume requirements than the 1998 comparable periods.

      Interest expense reflected a 2% decrease for the 1998 third quarter compared with the third quarter of 1997, and a 9% decrease for the 1998 first nine months compared with the first nine months of 1997. The decrease for both 1998 periods reflects the excess cash flow from operations and $38,600,000 in cash proceeds from the sale of the offshore tanker and harbor service operations, both of which were used to pay down the Company's $100,000,000 revolving credit agreement (the "Credit Agreement") with Chase Bank of Texas N.A., as agent bank. In addition, the Company benefited from lower interest rates on its Credit Agreement. Partially offsetting the cash payments and lower interest rates on the Company's Credit Agreement was interest on the Company's borrowings through the Credit Agreement to finance the Dutch Auction self-tender offer and open market share repurchases, both of which are discussed below.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITIONS, CAPITAL RESOURCES AND LIQUIDITY

BALANCE SHEET

      Total assets as of September 30, 1998 were $439,905,000, a decrease of 15% compared with $517,959,000 as of December 31, 1997. The following table sets forth the significant components of the balance sheet as of September 30, 1998 compared with December 31, 1997 (dollars in thousands):

                                                                         Increase (decrease)
                                            September 30,  December 31,  -------------------
                                                 1998          1997        Amount       %
                                            -------------  ------------  ---------    ------
Assets:
 Current assets                                $152,453      $135,797    $ 16,656       12 %
 Property and equipment, net                    262,584       272,384      (9,800)      (4)
 Investments in affiliates                       15,614        61,576     (45,962)     (75)
 Long-term assets of discontinued operations         --        36,988     (36,988)    (100)
 Other assets                                     9,254        11,214      (1,960)     (17)
                                                -------       -------     -------     ----
                                               $439,905      $517,959    $(78,054)     (15)%
                                                =======       =======     =======     ====

Liabilities and stockholders' equity:
 Current liabilities                           $ 77,555      $ 95,603    $(18,048)     (19)%
 Long-term debt                                 173,635       149,485      24,150       16
 Deferred taxes                                  43,324        48,409      (5,085)     (11)
 Other long-term liabilities                      6,423         6,193         230        4
 Stockholders' equity                           138,968       218,269     (79,301)     (36)
                                                -------       -------     -------     ----
                                               $439,905      $517,959    $(78,054)     (15)%
                                                =======       =======     =======     ====

      As of September 30, 1998, working capital increased to $74,898,000, an 86% increase compared with $40,194,000 at December 31, 1997. The increase was primarily attributable to the recording of a $36,000,000 receivable from the sale of Universal, effective September 30, 1998, partially offset by the sale of the discontinued offshore tanker and harbor service property and equipment in March 1998. Trade accounts receivable decreased 26%, reflecting the sale of the offshore operations and the Company's emphasis on collection of receivables.
Property held for sale reflects the two offshore liquid tank barge/tug units sold in October 1998. Accounts payable decreased 45%, primarily reflecting the sale of the offshore operations. Accrued liabilities decreased 13%, also reflecting the sale of the offshore operations.

      The available-for-sale securities of $21,135,000 at September 30, 1998 and $21,773,000 at December 31, 1997 were investments of Oceanic Insurance Limited, the Company's wholly owned captive insurance subsidiary.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY, Continued

      Long-term debt, less current portion, increased 16% to $173,635,000 as of September 30, 1998 compared with $149,485,000 at December 31, 1997. The increase mainly reflected the borrowing to finance the Company's Dutch Auction self-tender offer to purchase 3,066,922 shares of its common stock at a total purchase price of $75,705,000 and open market stock repurchases totaling 537,720 shares of common stock at a total purchase price of $11,549,000, both of which are more fully described below. Long-term debt was decreased by $38,600,000 of cash received from the sale of the offshore tanker and harbor service operations and repayments on long-term debt from excess cash flow.

     Stockholders' equity as of September 30, 1998 decreased 36% during the 1998 first nine months, reflecting the Company's purchase of its common stock under the Dutch Auction self-tender offer and open market repurchases, more fully described below. As of September 30, 1998, the Company had 9,971,000 shares of common stock in its treasury.

LONG-TERM FINANCING

      The Company has a $100,000,000 Credit Agreement with Chase Bank of Texas, N.A., as agent bank. Effective January 30, 1998, the Credit Agreement was amended to provide a one-time allowance for the disposition of assets at the subsidiary level. The amendment also modified the minimum net worth covenant and fixed charge calculation. Proceeds under the Credit Agreement may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company's common stock, or for possible business acquisitions. As of September 30, 1998, $62,000,000 was outstanding under the Credit Agreement.

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

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY, Continued

      From July 31, 1998 through October 31, 1998, the Company purchased 593,700 shares of its common stock at a total purchase price of $12,670,000, for an average price of $21.34 per share. The Company, as of October 30, 1998, has 1,220,000 shares available under its Board of Directors' 6,250,000 total open market stock repurchase authorization. The treasury stock purchases were financed by borrowings under the Company's Credit Agreement. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock in the open market, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock, or for other appropriate corporate purposes.

LIQUIDITY

      The Company generated net cash provided by operating activities of continuing operations of $40,405,000 and $29,649,000 for the nine months ended September 30, 1998 and 1997, respectively. The 1998 first nine months were positively impacted by a $980,000 increase in cash flow as a result of a decrease in operating working capital, compared with a $8,740,000 decrease in cash flow for the first nine months of 1997. The Company accounted for its ownership in Universal and accounts for its ownership in its marine partnerships under the equity method of accounting. It recognized cash flow from Universal only upon receipt of an actual distribution or redemption and recognizes cash flow from the marine partnerships upon the receipt or disbursement of cash from the partnerships. During the 1997 first nine months, the Company received a $2,000,000 redemption of Universal's common stock and $2,500,000 as a result of the Universal lawsuit ruling. No redemptions of Universal's common stock were received during 1998 prior to the Company selling its remaining 45% common stock interest and preferred stock interest effective September 30, 1998. For the 1998 first nine months, the Company received net cash from the marine partnerships of $3,541,000 and contributed to the partnerships $535,000 during the 1997 first nine months.

      Funds generated are available for capital construction projects, treasury stock repurchases, asset acquisitions, repayment of borrowings associated with treasury stock acquisitions or asset acquisitions and for other operating requirements. In addition to its net cash flow provided by operating activities, the Company also has available as of November 5, 1998, $75,500,000 under its Credit Agreement and $121,000,000 available under its medium term note program. The Company's scheduled principal payments during the next 12 months are $5,333,000.

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

YEAR 2000

      The Company has a Year 2000 project team in place to address the potential impact on the Company of the issue of computer software and embedded computer chips being unable to distinguish the year 2000 from the year 1900. In 1997, the Company began to investigate the impact of the Year 2000 issues and associated problems on the Company's computer environment. The Year 2000 project team was formed to determine the extent of the issue and to make recommendations for remediation of such issues. In addition, to validate the extent of the issues and the project team remediation efforts, the Company engaged an outside consulting firm to review the project team's findings and make additional recommendations.

      The project team, with the assistance of the consulting firm, completed a detailed list of all of the Company's systems which may be impacted by the Year 2000 issue. The key areas were all of the Company's network components, core corporate applications, personal computers and telephone switches. The Company's major network components, personal computers and telephone switches are currently Year 2000 compliant. Core corporate applications include OASIS, the Company's internally developed vessel management system which includes a billing, sales and traffic system, and prepackaged vendor-based products. The principal vendor-based products are Oracle Financial, the Company's marine transportation segment's financial accounting system, JIT, the diesel repair segment's financial accounting system, and Ross Payroll, the system used by all of the Company's operations to compensate their employees. A letter was sent to each supplier of the affected system inquiring into the readiness of the specific system, model or release.

      Based on the information received from the various suppliers, the project team (1) assigned priorities to identified systems based on a materiality factor to the Company; (2) repaired or replaced certain material items that were determined not to be Year 2000 compliant; (3) tested material items; (4) continues to communicate with certain material suppliers who have not to date brought their systems to Year 2000 compliance; (5) continues to review and communicate with suppliers of electronic devices used by the Company that use a timing routine to function; and (6) continues to develop a contingency and business continuation plan with a target date for completion of March 31, 1999.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY, Continued

      As of September 30, 1998, based on the information received to date from the suppliers and through validation and testing, the majority of the Company's systems, including OASIS and Oracle Financial, are in Year 2000 compliance. By December 31, 1998, the Company anticipates that, based on ongoing communications with the suppliers of the Ross Payroll system, modification to bring that system to Year 2000 compliance should be complete. A major enhancement of the Company's JIT system was initiated in March 1997. A portion of the enhancement is to bring the whole application to Year 2000 status. The project is anticipated to be completed by March 31, 1999.

     The total costs associated with required modifications to bring the Company into Year 2000 compliance is not expected to be material to the Company's financial position. The total amount expended on the project through September 30, 1998 is less than $100,000.

      The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain marine transportation and diesel repair operating activities. Such a failure could materially and adversely affect the Company's results of operations, liquidity and overall financial condition. The Company is unable at the present time to determine whether a Year 2000 non-compliance of one or more of the Company's major systems would materially impact the Company's results of operations, liquidity or financial condition. The Company is currently reasonably confident of its Year 2000 compliance with its systems developed in-house, as well as certain of its pre-packaged vendor based products; however, the Company is dependent on third-party suppliers to bring its Year 2000 compliance project to a closure.

     The completion of the Year 2000 project is expected to significantly reduce the Company's level of uncertainty related to its third-party reliance for Year 2000 compliance, and will reduce the possibility of significant interruptions of normal business operations. The dates on which the Company believes the project team will bring closure to the Year 2000 issues are based on the Company's best estimates, at the present time. However, there can be no guarantee that these estimates can be achieved, or that there will not be delays in, or increased costs associated with, the implementation of the Year 2000 systems, primarily due to the Company's reliance on third parties and suppliers. The Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operation and business, or expose the Company to third-party liability.

      The Company cautions that forward-looking statements contained in the Year 2000 discussion should be read in conjunction with the Company's disclosure in the opening paragraph of this Management's Discussion and Analysis.

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

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits:

          11.0 Computation of Earnings per Common Share.

          27.0 Financial Data Schedule.

(b)       Reports on Form 8-K:

          There were no reports on Form 8-K filed for the three months ended September 30, 1998.

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

Dated:    November 6, 1998