Form 10-K405
period 1998-12-31
KIRBY CORP
filed 1999-02-25
CIK 56047

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
             COMMON STOCK -- $.10                              NEW YORK STOCK
             PAR VALUE PER SHARE                                  EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 25, 1999, 20,295,894 shares of common stock were outstanding. The aggregate market value of common stock held by nonaffiliates of the registrant, based on the closing sales price of such stock on the New York Stock Exchange on February 24, 1999 was $286,761,742. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement in connection with the Annual Meeting of the Stockholders to be held April 20, 1999, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                  THE COMPANY

     Kirby Corporation (the "Company") was incorporated in Nevada on January 31, 1969 as a subsidiary of Kirby Industries, Inc. ("Industries"). The Company became publicly owned on September 30, 1976 when its common stock was distributed pro rata to the stockholders of Industries in connection with the liquidation of Industries. At that time, the Company was engaged in oil and gas exploration and production, marine transportation and property and casualty insurance. Since then, through a series of acquisitions and divestitures, the Company has become primarily a marine transportation company and is no longer engaged in the oil and gas or the property and casualty insurance businesses. In 1990, the name of the Company was changed from "Kirby Exploration Company, Inc." to "Kirby Corporation" because of the changing emphasis of its business.

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

     The Company's marine transportation segment is engaged in the inland transportation of industrial chemicals, petrochemical feedstocks, agricultural chemicals and refined petroleum products by tank barges, and the offshore transportation of dry-bulk, container and palletized cargoes by barge. The Company's marine transportation segment is strictly a provider of transportation services and does not assume ownership of any of the products that it transports. All of the Company's vessels operate under the U.S. flag and are qualified for domestic trade under the Jones Act.

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

     The Company was engaged through subsidiaries in the offshore transportation of refined petroleum products by tankers and harbor service operations. On March 16, 1998, all of the tankers and harbor service operations were sold and the tanker and harbor service operations for the 1997 year were reflected as discontinued operations and previously reported financial statements were restated. See "Discontinued Operations" on page 16 of Item 1 and Note 2 to the notes to financial statements included under Item 8 elsewhere herein for further disclosures on the sale of the tanker and harbor service operations.

     Effective September 30, 1998, the Company sold its remaining 45% voting common stock interest in a property and casualty insurance company operating exclusively in the Commonwealth of Puerto Rico. See "Insurance" on page 15 of
Item 1 and Note 3 to the notes to financial statements included under Item 8 elsewhere herein for further disclosure.

     The Company and its transportation and diesel repair subsidiaries have approximately 1,570 employees, all of which are in the United States.

     The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the continuing principal activities of the Company for the periods indicated (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1997       1998
                                                              --------   --------   --------
Revenues from unaffiliated customers:
  Marine transportation.....................................  $249,594   $256,108   $244,839
  Diesel repair.............................................    70,422     79,136     82,241
  Other.....................................................     3,568      1,290      5,175
                                                              --------   --------   --------
          Consolidated revenues.............................  $323,584   $336,534   $332,255
                                                              ========   ========   ========
Operating profits:
  Marine transportation.....................................  $ 38,172   $ 39,542   $ 37,661
  Diesel repair.............................................     5,376      6,189      8,050
  Impairment of long-lived assets...........................        --         --     (8,333)
                                                              --------   --------   --------
                                                                43,548     45,731     37,378
  Equity in earnings of insurance affiliate.................     2,171      4,609      1,325
  Loss on sale of insurance affiliate.......................        --         --    (10,536)
  Equity in earnings of marine affiliates...................     3,912      3,084        946
  Other income..............................................     3,568      1,290      5,175
  General corporate expenses................................    (5,786)    (4,864)    (5,375)
  Interest expense..........................................   (13,349)   (13,378)   (11,898)
                                                              --------   --------   --------
          Earnings from continuing operations before taxes
            on income.......................................  $ 34,064   $ 36,472   $ 17,015
                                                              ========   ========   ========
Identifiable assets:
  Marine transportation.....................................  $320,816   $321,158   $301,020
  Diesel repair.............................................    48,012     47,290     38,588
                                                              --------   --------   --------
                                                               368,828    368,448    339,608
  Investment in insurance affiliate.........................    44,554     45,320         --
  Investments in marine affiliates..........................    12,697     16,256     12,795
  Discontinued operations...................................    59,365     49,036         --
  General corporate assets..................................    39,086     38,899     37,896
                                                              --------   --------   --------
          Consolidated assets...............................  $524,530   $517,959   $390,299
                                                              ========   ========   ========

                             MARINE TRANSPORTATION

     The Company is engaged in marine transportation as a provider of services by barge for both the inland and offshore markets. As of February 25, 1999, the equipment owned or operated by the Company's marine transportation segment was comprised of 523 inland tank barges, 128 inland towboats, three inland bowboats, six offshore dry-cargo barges and seven offshore tugboats with the following specifications and capacities:

                                                         NUMBER    AVERAGE AGE     BARREL
CLASS OF EQUIPMENT                                      IN CLASS   (IN YEARS)    CAPACITIES
------------------                                      --------   -----------   ----------
Inland tank barges:
  Regular double skin:
     20,000 barrels and under.........................    236         23.7       2,772,000
     Over 20,000 barrels..............................    163         18.4       4,392,000
  Specialty double skin...............................     38         28.3         599,000
  Single skin:
     20,000 barrels and under.........................     32         31.3         539,000
     Over 20,000 barrels..............................     54         30.5       1,378,000
                                                          ---         ----       ---------
          Total inland tank barges....................    523         23.6       9,680,000
                                                          ===         ====       =========
Inland towing vessels:
  Inland towboats:
     2,000 horsepower and under.......................    100         24.0
     Over 2,000 horsepower............................     28         25.3
                                                          ---         ----
          Total inland towboats.......................    128         24.3
                                                          ===         ====
  Inland bowboats.....................................      3         24.8
                                                          ===         ====
                                                                                 DEADWEIGHT
                                                                                  TONNAGE
                                                                                 ---------
Offshore dry-cargo barges(*)..........................      6         22.3         106,000
                                                          ===         ====       =========
Offshore tugboats(*)..................................      7         22.4
                                                          ===         ====

---------------

(*) Includes four barges and five tugboats owned by Dixie Fuels Limited and one barge and tugboat owned by Dixie Fuels II, Limited, partnerships in which a subsidiary of the Company owns a 35% and 50% interest, respectively.

     The following table sets forth the marine transportation revenues and percentage of such revenues for the marine transportation segment for the periods indicated (dollars in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                     ------------------------------------------------
                                          1996             1997             1998
                                     --------------   --------------   --------------
REVENUES BY PRODUCT OR OPERATION     AMOUNTS     %    AMOUNTS     %    AMOUNTS     %
--------------------------------     --------   ---   --------   ---   --------   ---
Marine transportation -- Inland:
  Liquid petroleum products........  $231,747    93%  $237,828    93%  $238,170    97%
                                     --------   ---   --------   ---   --------   ---
Marine transportation -- Offshore:
  Liquid petroleum products........     5,285     2      7,952     3      4,509     2
  Dry-bulk.........................     3,059     1      2,807     1      2,160     1
  Break-bulk.......................     9,661     4      7,529     3         --    --
                                     --------   ---   --------   ---   --------   ---
                                       18,005     7     18,288     7      6,669     3
                                     --------   ---   --------   ---   --------   ---
Intercompany transactions..........      (158)   --         (8)   --         --    --
                                     --------   ---   --------   ---   --------   ---
                                     $249,594   100%  $256,108   100%  $244,839   100%
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

     Today, the nation's waterways serve as the backbone of the United States distribution system with over 1.1 billion short tons of cargo moved annually by domestic shipping. The inland waterway system extends approximately 26,000 miles, 11,000 miles of which are generally considered significant for domestic commerce. The navigable waterways link the United States heartland to the world. Marine transportation is an efficient means of transportation of bulk products. A standard 10,000 barrel inland tank barge carries the equivalent cargo of 15 rail cars or 60 tractor-trailer trucks. A typical lower Mississippi River tow of 30 barges carries as much cargo as 450 rail cars or 1,800 trucks.

     Based on cost, marine transportation is the most efficient means of transportation of bulk products compared with rail and trucks. Inland water transportation carries approximately 15% of domestic intercity freight at less than 2% of domestic intercity freight costs. Inland barge transportation is also the safest mode of transportation per ton mile in the United States. The United States inland tank barge industry is diverse and independent with a mixture of integrated transportation companies, small operators and captive fleets owned by United States refining and petrochemical companies.

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

     The Company believes that the total number of tank barges that operate in the inland waters of the United States has declined from approximately 4,200 in 1981 to approximately 2,800 in 1998. The Company believes this decrease primarily resulted from: increasing age of the domestic tank barge fleet resulting in scrapping; rates inadequate to justify new construction; reduction in financial and tax incentives which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; and an increase in environmental regulations that mandate expensive equipment modification which some owners are unwilling or unable to undertake given current rate levels and the age of their fleets.

     Although well maintained tank barges can be efficiently operated for more than 30 years, the cost of hull work for required annual Coast Guard certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. Previously, tax and financing incentives to operators and investors to construct tank barges, including short-life tax depreciation, investment tax credits and government guaranteed financing, led to growth in the supply of domestic tank barges to a peak of approximately 4,200 in 1981. These tax incentives have since been eliminated, although the government guaranteed financing programs, dormant since the mid-eighties, have been more active since 1993. The supply of tank barges resulting from the earlier programs has slowly aligned with demand for tank barge services, primarily through attrition, as discussed above.

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

     A well maintained tank barge will be serviceable for more than 30 years. The average age of the nation's tank barge fleet is over 22 years old, with only 16% of the fleet built in the last 10 years. Single skin barges comprise approximately 18% of the nation's tank barge fleet, with an average age of 29 years. These single skin barges are being driven from the nation's tank barge fleet by market forces, environmental concerns and rising maintenance costs to keep such fleets afloat and in service.

     The Company also believes that the current consolidating industry will be less prone to overbuilding of the nation's tank barge fleet. Of the approximate 450 tank barges built since 1989, 74, or 16%, were built by the Company. The balance was primarily special purpose barges or barges constructed for specific contracts. Currently, the only significant building is by an oil company to replace its aging captive fleet.

     The Company is also engaged in dry-cargo barge operations, providing transportation of dry-bulk cargoes, and containerized and palletized cargoes, including United States Government preference agricultural commodities. Such products and cargoes are transported primarily between domestic ports along the Gulf of Mexico and along the Atlantic Seaboard, with occasional trips to Caribbean and South American ports.

COMPETITION IN THE INLAND TANK BARGE INDUSTRY

     The Company operates in the highly competitive marine transportation market for commodities transported on the Mississippi River System, the Gulf Intracoastal Waterway and the Houston Ship Channel. The industry has become increasingly concentrated in recent years as smaller and/or economically weaker companies have gone out of business or have been acquired by larger or stronger companies. The Company's competition has historically been based primarily on price; however, shipping customers, through increased emphasis on safety, the environment, quality and a greater reliance on a "single source" supply of services, are more frequently requiring that their supplier of inland tank barge services have the capability to handle a variety of tank barge requirements, offer distribution capability throughout the inland waterway system, and offer flexibility, safety, environmental responsibility, financial responsibility, adequate insurance and quality of service consistent with the customer's own operations.

     The Company's direct competitors are primarily noncaptive marine transportation companies. "Captive" companies are those companies that are owned by major oil and/or petrochemical companies which, although competing in the inland barge market to varying extents, primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, based on its 523 barges and 9,680,000 barrels of available capacity. It has approximately 25% of the independent tank barge capacity and 19% of the total domestic tank barge capacity.

     While the Company competes primarily with other barge companies, it also competes with companies owning refined product and chemical pipelines, and, to a much lesser extent, rail tank cars and tank trucks in some areas and markets. The Company believes that inland marine transportation of bulk liquid products enjoys a substantial cost advantage over rail and truck transportation. The Company also believes that refined products and chemical pipelines, although often a less expensive form of transportation than tank barges, are not as adaptable to diverse products and are generally limited to fixed point-to-point distribution of commodities in high volumes over extended periods of time.

MARINE TRANSPORTATION OPERATIONS

     The Company provides marine transportation services for the following markets: industrial chemicals, agricultural chemicals, refined petroleum products and barge fleeting services. The Company's marine transportation segment operates a fleet of 523 inland tank barges, 128 inland towboats and three inland bowboats, one offshore dry-cargo barge and one offshore tugboat. Through partnerships, the marine transportation segment operates five offshore dry-cargo barges and six offshore tugboats.

     Inland Operations. The Company's inland marine transportation operations are conducted through a wholly-owned subsidiary, Kirby Inland Marine, Inc. ("Kirby Inland Marine"), and its subsidiaries. Inland operations consist of the Canal, Linehaul and River fleets, as well as barge fleeting services performed by Western Towing Company ("Western").

     The Canal fleet transports petrochemical feedstocks, processed chemicals and refined petroleum products along the Gulf Intracoastal Waterway, the Mississippi River below Baton Rouge and in the Houston Ship Channel. Petrochemical feedstocks are transported from one refinery to another refinery for further processing. Processed chemicals are moved to waterfront terminals and chemical plants, while refined products are transported to waterfront terminals in Florida for distribution.

     The Linehaul fleet transports petrochemical feedstocks, processed chemicals, agricultural chemicals and lube oils along the Gulf Intracoastal Waterway, Mississippi River and the Illinois and Ohio Rivers. Loaded barges are collected at Baton Rouge from Gulf Coast refineries and chemical plants, and are transported from Baton Rouge upriver to waterfront terminals and plants on the Mississippi, Illinois and Ohio Rivers on regularly scheduled Linehaul tows. Barges are dropped off and picked up going up and down river.

     The River fleet transports petrochemical feedstocks, processed chemicals, agricultural chemicals and refined petroleum products along the Mississippi, Illinois, Ohio and Arkansas Rivers. Petrochemical feedstocks and processed chemicals are transported to waterfront petrochemical and chemical plants, while agricultural chemicals and refined petroleum products are transported to waterfront terminals. The River fleet operates unit tows, where a towboat and generally a static group of barges operate on consecutive voyages between a loading point and a discharge point.

     The transportation of petrochemical feedstocks and processed chemicals is generally consistent throughout the year. Transportation of refined petroleum products and agricultural chemicals are generally more seasonal. Movements of refined petroleum products generally increase during the summer driving season, and movements of agricultural chemicals generally increase during the spring and fall planting seasons.

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

     The Company, over the last several years, through consolidation within the inland tank barge market, has become one of the most capable inland tank barge operators, and one with the ability to offer to its customers distribution capabilities throughout the Mississippi River System and the Gulf Intracoastal Waterway. Such consolidation offers economies of scale to better match barges, towboats, products and destinations.

     Through the Company's proprietary vessel management computer system, the Company's fleet of 523 barges and 128 towboats is dispatched from centralized dispatch at the Company's corporate office. Electronic orders are communicated to the vessel personnel, with reports of towing activities communicated electronically back to the corporate office. The electronic interface between the corporate office and the vessel personnel enables the Company to more effectively match customer needs to barge capabilities, thereby maximizing utilization of the Company's barge and towboat fleet.

     Western operates what the Company believes is the largest commercial barge fleeting service (temporary barge storage facilities) in the ports of Houston, Galveston and Freeport, Texas, and on the Mississippi River at Baton Rouge, Louisiana. Western provides service for Kirby Inland Marine's barges, as well as outside customers, transferring barges within the areas noted, as well as fleeting barges.

     Kirby Logistics Management, a division of Kirby Inland Marine, offers barge tankerman services and related distribution services to the Company and to third parties.

     Offshore Operations. The Company's offshore fleet is comprised of one offshore dry-cargo barge and tugboat unit, and equipment owned through two limited partnerships, Dixie Fuels Limited ("Dixie Fuels") and Dixie Fuels II, Limited ("Dixie Fuels II") in which a subsidiary of the Company owns a 35% and 50% interest, respectively.

     The ocean-going dry-bulk barge and tugboat unit is engaged in the transportation of dry-bulk commodities including sugar, limestone rock, grain and scrap steel, primarily between domestic ports along the Gulf of Mexico and along the Atlantic Seaboard, with occasional trips to Caribbean and South American ports.

     Dixie Bulk Transport, Inc. ("Dixie Bulk"), a subsidiary of the Company, as general partner, manages the operations of Dixie Fuels, which operates a fleet of four ocean-going dry-bulk barges, four ocean-going tugboats and one shifting tugboat. The remaining 65% interest in Dixie Fuels is owned by Electric Fuels Corporation ("EFC"), an affiliate of Florida Power Corporation ("Florida Power"). Dixie Fuels operates primarily under term contracts of affreightment, including a contract that expires in the year 2002 with EFC to transport coal across the Gulf of Mexico to Florida Power's facility at Crystal River, Florida.

     Dixie Fuels also has a 12-year contract, which commenced in 1989, with Holnam, Inc. ("Holnam") to transport Holnam's limestone requirements from a facility adjacent to the Florida Power facility at Crystal River to Holnam's plant in Theodore, Alabama. The Holnam contract provides cargo for a portion of the return voyage for the vessels that carry coal to Florida Power's Crystal River facility. Dixie Fuels is also engaged in the transportation of coal, fertilizer and other bulk cargoes on a short-term basis between domestic ports and transportation of grain from domestic ports to ports primarily in the Caribbean Basin.

     Dixie Bulk, as general partner, also manages the operations of Dixie Fuels II, which operates an ocean-going dry-bulk and container barge and tugboat unit. The remaining 50% interest in Dixie Fuels II is owned by EFC. Dixie Fuels II is engaged in the transportation of dry-bulk cargo and containers between domestic ports, ports in the Caribbean Basin and international ports as cargo offers.

     During 1998, the Company sold its two offshore tank barge and tug units. The two units, one of which was a 157,000 barrel single skin barge and one a 165,000 barrel double skin barge, provided service in the transportation of refined petroleum products and chemicals primarily in domestic coastwise service.

     The Company, through its subsidiary AFRAM Carriers, Inc. ("AFRAM"), was engaged in the worldwide transportation by freighters of dry-bulk, container and palletized cargoes, primarily for departments and agencies of the United States Government. In 1996, the Company scrapped one freighter, and in 1997, the Company scrapped the remaining two freighters, concluding the Company's exit from the transportation of such cargoes by freighters; however, the Company may occasionally transport such cargoes by ocean-going dry-bulk barges.

CONTRACTS AND CUSTOMERS

     The majority of the marine transportation contracts are for terms of one to ten years. Currently, the Company operates under longer term contracts with The Dow Chemical Company ("Dow"), Chevron Chemical Company, EFC, Holnam, and Baytank (Houston) Inc., among others. While these companies have generally been customers of the Company's marine transportation segment for several years and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. Dow, with which the Company has a contract through 2004, accounted for 13% of the Company's revenues in 1998 and 1997 and 12% in 1996.

EMPLOYEES

     The Company's marine transportation operations have approximately 1,250 employees, of which approximately 1,000 are vessel crew members. Of the 1,000 vessel crew members only a small bargaining unit of approximately 40 employees in the Company's offshore operation are subject to a collective bargaining agreement with a labor organization.

     During 1997 and 1998, a maritime union representing primarily deepsea officers sought to organize inland towing industry employees. In April 1998, that organization called for an inland towing industry wide work stoppage in an attempt to gain voluntary recognition from inland towing industry employers. The work stoppage was generally ineffective industry wide and had minimal impact on the Company. The union continues to seek recognition throughout the inland towing industry through petitioning for certification elections. The Company has not been presented with any petitions.

PROPERTIES

     The principal office of Kirby Inland Marine is located in Houston, Texas, in facilities under a lease that expires in August 2003. Kirby Inland Marine's operating locations are on the Mississippi River at Baton Rouge, Louisiana, and Greenville, Mississippi, and in Houston, Texas near the Houston Ship Channel. The Baton Rouge and Houston facilities are owned and the Greenville facility is leased. Western's facilities are located on a 10.24 acre tract of land owned by Kirby Inland Marine lying between the San Jacinto River and Old River Lake near Houston, Texas. The principal office of the Company's offshore operations is in Belle Chasse, Louisiana in owned facilities.

GOVERNMENTAL REGULATIONS

     General. The Company's marine transportation operations are subject to regulation by the United States Coast Guard, federal laws, state laws and certain international conventions.

     The majority of the Company's inland tank barges are inspected by the United States Coast Guard and carry certificates of inspection. The Company's inland and offshore towing vessels and offshore dry-bulk barges are not subject to United States Coast Guard inspection requirements. The Company's offshore towing vessels and offshore dry-bulk barges are built to American Bureau of Shipping ("ABS") classification standards and are inspected periodically by ABS to maintain the vessels in class. The crew employed by the Company aboard vessels, including captains, pilots, engineers, tankermen and ordinary seamen, is licensed by the United States Coast Guard.

     The Company is required by various governmental agencies to obtain licenses, certificates and permits for its vessels depending upon such factors as the cargo transported, the waters in which the vessels operate and other factors. The Company is of the opinion that the Company's vessels have obtained and can maintain all required licenses, certificates and permits required by such governmental agencies for the foreseeable future.

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

     Jones Act. The Jones Act is a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, manned by United States citizens and owned and operated by United States citizens. For corporations to qualify as United States citizens for the purpose of domestic trade, 75% of the corporations' beneficial stockholders must be United States citizens. The Company presently meets all of the requirements of the Jones Act for its owned vessels.

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

     The requirements that the Company's vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the Coast Guard, and the application of

United States labor and tax laws, significantly increases the cost of U.S. flag vessels when compared with comparable foreign flag vessels. The Company's business would be adversely affected if the Jones Act were to be modified so as to permit foreign competition that is not subject to the same United States Government imposed burdens.

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

     Preference Cargo. Federal law requires that preference be given to U.S. flag vessels in the transportation of certain United States Government impelled cargoes (cargoes shipped either by the United States Government or by a foreign nation with the aid or guarantee of the United States Government). Markets subject to cargo preference in which the Company participates include foreign food aid and Eximbank cargoes. Currently, 75% of the United States Government's directed foreign aid and agricultural assistance programs, which include grains and other food concessions, are required to be transported in U.S. flag vessels. Such programs benefited the Company's offshore break-bulk ships prior to their scrappage and currently benefit dry-bulk barge and tug units, some of which occasionally work in this trade. The transportation of such cargo accounted for approximately 6% of the Company's revenue in 1997 and in 1996, but produced minimal revenue in 1998.

     The preference cargo law is often opposed by interests which perceive they would benefit from the ability to transport preference cargoes aboard foreign flag vessels. Like the cabotage provision of the Jones Act, the Company is of the opinion that continued efforts will be made to significantly reduce, or remove completely, the requirement that 75% of such cargoes be transported in U.S. flag vessels. Further, the agricultural aid cargoes represent a material United States Government budget line item. The amount of United States Government spending in this area has declined since 1993, resulting in increased competition for the reduced number of shipments at lower transportation rates. Given current operations of the Company, any further reduction in Government spending on preference cargoes would not have a significant adverse effect on the Company's operations.

     User Fees. Federal legislation requires that inland marine transportation companies pay a user fee in the form of a tax based on propulsion fuel used by vessels engaged in trade along the inland waterways that are maintained by the United States Army Corps of Engineers. Such user fees are designed to help defray the costs associated with replacing major components of the inland waterway system such as locks and dams, and to build new waterway projects. A significant portion of the inland waterways on which the Company's vessels operate is maintained by the Corps of Engineers.

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

     Water Pollution Regulations. The Federal Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977, the Comprehensive Environmental Response, Compensation and Liability Act of 1981 and the Oil Pollution Act of 1990 ("OPA"), impose strict prohibitions against the discharge of oil and its derivatives or hazardous substances into the navigable waters of the United States. These acts impose civil and criminal penalties for any prohibited discharges and impose substantial strict liability for cleanup of these discharges and any associated damages. Certain states also have water pollution laws that prohibit discharges into waters that traverse the state or adjoin the state and impose civil and criminal penalties and liabilities similar in nature to those imposed under federal laws.

     The OPA and various state laws of similar intent substantially increased over historic levels statutory liability of owners and operators of vessels for oil spills, both in terms of limit of liability and scope of damages. The Company considers its most significant pollution liability exposure to be the carriage of persistent oils, such as lube oils. The Company restricts the carriage of persistent oils in inland tank barges to double hull barges only.

     One of the most important requirements under the OPA is that all newly constructed tank barges engaged in the transportation of oil and petroleum in the United States must be double hulled and all existing single hull tank barges be retrofitted with double hulls or phased out of domestic service between January 1, 1995 and 2015.

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

     Financial Responsibility Requirement. Commencing with the Federal Water Pollution Control Act of 1972, as amended, vessels over three hundred gross tons operating in the Exclusive Economic Zone of the United States have been required to maintain evidence of financial ability to satisfy statutory liabilities for oil and hazardous substance water pollution. This evidence is in the form of a Certificate of Financial Responsibility ("COFR") issued by the United States Coast Guard. The majority of the Company's tank barges are subject to this COFR requirement and the Company has fully complied with this requirement since its inception.

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

     Each of the marine transportation subsidiaries of the Company has obtained COFRs pursuant to the OPA amendments for all vessels requiring COFRs. The Company does not foresee any current or future difficulty in maintaining the COFR certificates under current rules.

     Clean Air Regulations. The Federal Clean Air Act of 1979 ("Clean Air Act") requires states to draft State Implementation Plans ("SIPs") designed to reduce atmospheric pollution to levels mandated by this act. Several SIPs provide for the regulation of barge loading and degassing emissions. The implementation of these regulations requires a reduction of hydrocarbon emissions released into the atmosphere during the loading of most petroleum products and the degassing and cleaning of barges for maintenance or change of cargo. These new regulations will require operators who operate in these states to install vapor control equipment on their barges. The Company expects that future toxic emission regulations will be developed and will apply this same technology to many chemicals that are handled by barge. Most of the Company's barges engaged in the transportation of petrochemicals, chemicals and refined products are already equipped with vapor control systems. Although a risk exists that new regulations could require significant capital expenditures by the Company and otherwise increase the Company's costs, the Company believes that, based upon the regulations that have been proposed thus far, no material capital expenditures beyond those currently contemplated by the Company and no increase in costs are likely to be required.

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

     Insurance. The Company's marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of bulk cargo in a marine environment. These hazards include the risk of loss of or damage to the Company's vessels, damage to third parties from impact, fire or explosion as a result of collision, loss or contamination of cargo, personal injury of employees and third parties, pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of, or damage to the Company's vessels is insured through hull insurance policies currently insuring approximately $480 million in hull values. Vessel operating liabilities such as collision, cargo, environmental and personal injury, are insured primarily through the Company's participation in mutual insurance associations and other reinsurance arrangements under which protection against such hazards is in excess of $2 billion for each incident except in the case of oil pollution, which, in conjunction with the other excess liability coverage maintained by the Company, is limited to $700 million for each incident. However, because it is mutual insurance, the Company is exposed to funding requirements and coverage shortfalls in the event claims by the Company or other members exceed available funds and reinsurance.

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

     Safety. The Company manages its exposure to the hazards associated with its business through safety, training and preventive maintenance efforts. The Company places considerable emphasis on safety through a program oriented toward extensive monitoring of safety performance for the purpose of identifying trends and initiating corrective action, and for the purpose of rewarding personnel achieving superior safety performance. The Company believes that its safety performance consistently places it among the industry leaders as evidenced by what it believes are lower injury frequency and pollution incident levels than many of its competitors.

     The Company was honored by the Department of Transportation and the United States Coast Guard in September 1995 as the recipient of the William M. Benkert Award, the premier national award which recognizes excellence in all aspects of marine safety and environmental protection. The Company was the first recipient of this award for the large vessel operator category. Given the national concern over the transportation of hazardous material and oil products, this award is independent affirmation of the Company's policies and achievements in the area of marine safety and environmental protection.

     Training. The Company believes that among the major elements of a successful and productive work force are effective training programs. The Company also believes that training in the proper performance of a job enhances both the safety and quality of the service provided. New technology, regulatory compliance, personnel safety, quality and environmental concerns create additional demands for training. The Company fully endorses the development and institution of effective training programs.

     Centralized training is provided through the training department which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company's operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company's training facility includes state of the art equipment and instruction aids, including a working towboat, tank barge and shore tank facilities. During 1998, approximately 1,100 students completed courses at the training facility.

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

     Throughout the 1990s, the Company made a substantial commitment to the implementation, maintenance and improvement of Quality Assurance Systems in compliance with the International Quality Standard, ISO 9002. Currently, all of the Company's marine transportation units serving the liquid and dry-cargo markets have been certified, many of them earning "firsts" among their peers. These Quality Assurance Systems have enabled both shore and vessel personnel to effectively manage the changes which occur in the working environment. In addition, such Quality Assurance Systems have enhanced the Company's already excellent safety and environmental performance.

                                 DIESEL REPAIR

     The Company is presently engaged in the overhaul and repair of large medium-speed diesel engines and related parts sales through three operating subsidiaries, Marine Systems, Inc. ("Marine Systems"), Engine Systems, Inc. ("Engine Systems") and Rail Systems, Inc. ("Rail Systems"). Through each of its three operating subsidiaries, the Company sells genuine replacement parts, provides service mechanics to overhaul and repair engines and maintains facilities to rebuild component parts or entire engines. The Company serves the marine market and stand-by power generation market, the shortline and industrial railroad markets, and components of the nuclear industry. No single customer of the diesel repair segment accounted for more than 10% of the Company's revenues in 1998, 1997 or 1996. The diesel repair segment also provides services to the Company's marine transportation segment, which accounted for approximately 4% of the diesel repair segment's total 1998 revenues and approximately 2% of its revenues for 1997 and 1996. Such revenues are eliminated in consolidation and not included in the table below.

     The following table sets forth the revenues for the diesel repair division for the periods indicated (dollars in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------
                                            1996            1997            1998
                                        -------------   -------------   -------------
                                        AMOUNTS    %    AMOUNTS    %    AMOUNTS    %
                                        -------   ---   -------   ---   -------   ---
Overhaul and repairs..................  $41,642    59%  $46,911    59%  $43,107    52%
Direct parts sales....................   28,780    41    32,225    41    39,134    48
                                        -------   ---   -------   ---   -------   ---
                                        $70,422   100%  $79,136   100%  $82,241   100%
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

     Marine Systems operates through three divisions providing in-house and in-field repair capabilities. These three divisions are: Gulf Coast (based in Houma, Louisiana); Midwest (based in Paducah, Kentucky); and West Coast (based in Seattle, Washington). All three of Marine Systems' divisions are nonexclusive authorized service centers for the Electro-Motive Division of General Motors Corporation ("EMD") selling parts and service. Marine Systems' Gulf Coast and Midwest divisions concentrate on larger medium-speed diesel engines, primarily those manufactured by EMD, that are more commonly used in the inland and offshore barge and oil service industries. The West Coast division concentrates on the large EMD engines used by the offshore commercial fishing industry, the military and commercial businesses on the West Coast, and customers in Alaska. Marine Systems' emphasis is on service to its customers and can send its crews from any of its divisions to service customers' equipment anywhere in the world.

MARINE SYSTEMS CUSTOMERS

     Major customers of Marine Systems include inland and offshore dry-bulk and tank barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities and the United States Coast Guard, Navy and Army.

     Since Marine Systems' business can be cyclical and is linked to the relative health of the diesel power tugboat and towboat industry, the offshore supply boat industry, the oil and gas drilling industry, the military and the offshore commercial fishing industry, there is no assurance that its present gross revenues can be maintained in the future. The results of the diesel repair service industry are largely tied to the industries it serves, and, therefore, have been somewhat influenced by the cycles of such industries.

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

     Many of the parts sold by Marine Systems are generally available from other distributors; however, Marine Systems is one of a limited number of authorized resellers of EMD parts. Although the Company believes it is unlikely, termination of Marine Systems' relationship with its suppliers could adversely affect its business.

ENGINE SYSTEMS OPERATIONS

     Through Engine Systems, the Company is engaged in the overhaul and repair of diesel engines for power generation, marine and nuclear applications. In July 1996, a subsidiary of the Company purchased the operating assets of MKW Power Systems, Inc., a subsidiary of Wartsila Diesel, N.A. ("MKW"). The acquisition expanded the diesel repair segment's relationship with EMD to an authorized distributorship for 17 eastern states and the Caribbean, and as the exclusive worldwide distributor of EMD products to the nuclear industry. As the exclusive East Coast distributor, the Company gains a better pricing structure for parts purchased.

     Effective July 1997, Engine Systems entered into an agreement with Stewart & Stevenson Services, Inc., allowing Stewart & Stevenson to sell EMD engines within Engine Systems' distributorship territory. Engine Systems will receive an annual fee based on sales within the distributorship territory. Engine Systems, as well as Marine Systems, also serves as United States marine parts distributors for Falk Corporation, a marine reduction gear manufacturer.

ENGINE SYSTEMS CUSTOMERS

     The major customers of Engine Systems are East Coast inland and offshore dry-bulk, tank barge and harbor docking operators, the United States Coast Guard and aircraft carriers of the United States Navy. In addition, Engine Systems provides service to the power generation industry (Disney World, Dade County, Florida and Bahamas Electricity Corporation), and the worldwide nuclear power industry, through parts for standby generators.

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

RAIL SYSTEMS OPERATIONS

     Through Rail Systems, the Company is engaged in the overhaul and repair of locomotive diesel engines and sale of replacement parts for locomotives serving the shortline and the industrial railroads within the continental United States. Rail Systems serves as an exclusive distributor for EMD providing replacement parts, service and support to these markets. EMD is the world's largest manufacturer of diesel-electric locomotives, a position it has held for over 70 years.

RAIL SYSTEMS CUSTOMERS

     Shortline railroads have been a growing component of the United States railroad industry since deregulation of the railroads in the 1970s. Generally, shortline railroads have been created through the divestiture of branch routes from the major railroad systems. These short routes provide switching and short haul of freight, with an emphasis on responsive and reliable service. Currently, about 500 shortline railroads in the United States operate approximately 2,400 EMD engines. Approximately 280 United States industrial users operate approximately 1,300 EMD engines. Generally, the EMD engines operated by the shortline and industrial users are older and, therefore, may require more maintenance.

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

EMPLOYEES

     Marine Systems, Engine Systems and Rail Systems together have approximately 230 employees.

PROPERTIES

     The principal offices of Marine Systems and Rail Systems are located in Houma, Louisiana. Rail Systems relocated to Houma from Nashville, Tennessee in late 1998. Parts and service facilities are located in Houma, Louisiana; in Paducah, Kentucky and in Seattle, Washington. The Paducah, Kentucky and Seattle, Washington locations are on leased property and the Houma location is situated on approximately seven acres of Company owned land. The principal office of Engine Systems is located in Rocky Mount, North Carolina with service facilities in Chesapeake, Virginia and Medley, Florida. Each of Engine Systems' locations is on leased property.

                                   INSURANCE

     Effective September 30, 1998, the Company sold its remaining 45% voting common stock interest and its non-voting preferred stock interest in Universal Insurance Company ("Universal") for $36,000,000 in cash. Universal, a property and casualty insurance company in the Commonwealth of Puerto Rico, was formed by the Company in 1972. In September 1992, the Company merged Universal with Eastern America Insurance Company ("Eastern America"), a subsidiary of Eastern America Insurance Group, Inc. ("Eastern America Group"). In accordance with a shareholders agreement among the Company, Universal and Eastern America Group, through redemption rights, Universal had the obligation to purchase the Company's entire interest in Universal gradually, over a 15 year period. The Company closed the sale on October 7, 1998 and the cash proceeds were used to reduce the Company's revolving line of credit.

     Under an anticipated redemption schedule, the Company would have received a stream of cash payments between now and the year 2008 totaling $62,000,000. The $36,000,000 received represented the present value of the payment stream. Including prior redemptions and the final sale, the Company received total payments of $58,000,000 for its interest in Universal.

REINSURANCE OPERATION

     Prior to 1991, the Company participated in the international reinsurance market through Mariner Reinsurance Company Limited ("Mariner"), a wholly-owned subsidiary of the Company domiciled in Bermuda. From 1991 to present, Mariner has been in run-off, paying claims on business written prior to 1991 and not underwriting any new business.

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

CAPTIVE INSURANCE OPERATION

     The Company utilizes a Bermuda domiciled wholly-owned insurance subsidiary, Oceanic Insurance Limited ("Oceanic"), to insure risks of the Company and its marine transportation and diesel repair subsidiaries and affiliated entities. Oceanic procures reinsurance in international markets to limit its exposure to losses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1998, no matter was submitted to a vote of security holders through solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

NAME                                    AGE           POSITIONS AND OFFICES
----                                    ---           ---------------------
George A. Peterkin, Jr................  71    Chairman of the Board of Directors
J.H. Pyne.............................  51    President, Director and Chief
                                              Executive Officer
Norman W. Nolen.......................  56    Senior Vice President, Treasurer,
                                              Assistant Secretary and Chief
                                                Financial Officer
G. Stephen Holcomb....................  53    Vice President, Controller and
                                              Assistant Secretary
Ronald C. Dansby......................  59    President -- Inland Division, Kirby
                                              Inland Marine
Dorman L. Strahan.....................  42    President -- Marine Systems
Mark R. Buese.........................  42    Vice President -- Administration
Jack M. Sims..........................  56    Vice President -- Human Resources

     No family relationship exists among the executive officers or among the executive officers and the directors. Officers are elected to hold office until the annual meeting of directors, which immediately follows the annual meeting of stockholders, or until their respective successors are elected and have qualified.

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

     J.H. Pyne holds a degree in liberal arts from the University of North Carolina and has served as President and Chief Executive Officer of the Company since April 1995. He has served as a Director of the Company since 1988 and President of Kirby Inland Marine since 1984. He had served as Executive Vice President of the Company from 1992 to April 1995. He also served in various operating and administrative capacities with Kirby Inland Marine from 1978 to 1984, including Executive Vice President from January to June 1984. Prior to joining Kirby Inland Marine, he was employed by Northrop Services, Inc. and served as an officer in the United States Navy.

     Norman W. Nolen is a Certified Public Accountant and holds an M.B.A. degree from the University of Texas and a degree in electrical engineering from the University of Houston. He has served as Senior Vice President, Treasurer and Chief Financial Officer of the Company since February 15, 1999. Prior to joining the Company, he served as Senior Vice President, Treasurer and Chief Financial Officer for Weatherford International, Inc. from 1991 to 1998. He served as Corporate Treasurer of Cameron Iron Works from 1980 to 1990 and as a corporate banker with Texas Commerce Bank from 1968 to 1980.

     G. Stephen Holcomb holds a degree in business administration from Stephen
F. Austin State University and has served the Company as Vice President, Controller and Assistant Secretary since January 1989. He also served as Controller from 1987 through 1988 and as Assistant Controller and Assistant Secretary from 1976 through 1986. Prior to that, he was Assistant Controller of Industries from 1973 to 1976. Prior to joining the Company, he was employed by Cooper Industries, Inc.

     Ronald C. Dansby holds a degree in business administration from the University of Houston and has served the Company as President -- Inland Division of Kirby Inland Marine since 1994. He also serves as President of Kirby Inland Marine, Inc. of Texas, having joined the Company in connection with the acquisition of Alamo Inland Marine Co. ("Alamo") in 1989. He had served as President of Alamo since 1974. Prior to that, he was employed by Alamo Barge Lines and Monsanto Chemical from 1962 to 1973.

     Dorman L. Strahan attended Nicholls State University and has served the Company as President of Marine Systems since 1986, President of Rail Systems since 1993 and President of Engine Systems since July 1996. After joining the Company in 1982 in connection with the acquisition of Marine Systems, he served as Vice President of Marine Systems until 1985.

     Mark R. Buese holds a degree in business administration from Loyola University and has served the Company, or one of its subsidiaries, as Vice President -- Administration since 1993. He has also served as Vice President of Kirby Inland Marine since 1985 and served in various sales, operating and administrative capacities with Kirby Inland Marine from 1978 through 1985.

     Jack M. Sims holds a degree in business administration for the University of Miami and has served the Company, or one of its subsidiaries, as Vice President -- Human Resources since 1993. Prior to joining the Company in March 1993, he served as Vice President -- Human Resources for Virginia Indonesia Company from 1982 through 1992, Manager Employee Relations for Houston Oil and Minerals Corporation from 1977 through 1981 and in various professional and managerial positions with Shell Oil Company from 1967 through 1977.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NYSE under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated as reported by The Wall Street Journal.

                                                                SALES PRICES
                                                              -----------------
                                                              HIGH         LOW
                                                              -----        ----
1997
  First Quarter.............................................   $19 3/4    $17
  Second Quarter............................................    19 7/8     16 3/8
  Third Quarter.............................................    20 5/8     18 1/4
  Fourth Quarter............................................    21 1/8     17 7/8
1998
  First Quarter.............................................    24 11/16   19 1/16
  Second Quarter............................................    25 11/16   21 1/2
  Third Quarter.............................................    25 11/16   20
  Fourth Quarter............................................    21 9/16    17 1/4
1999
  First Quarter (through February 24, 1999).................    20         16 3/4

     As of February 25, 1999, the Company had 20,295,894 outstanding shares held by approximately 1,350 stockholders of record.

     The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Since 1989, the Company has not paid any dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 1998. The tanker and harbor service operations' financial results for 1997 have been accounted for as discontinued operations and previously issued financial statements have been restated. The information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company and the Financial Statements and Schedules included under Item 8 elsewhere herein (in thousands, except per share amounts):

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                          1994(1)    1995(1)    1996(1)      1997       1998
                                          --------   --------   --------   --------   --------
Revenues:
  Marine transportation.................  $255,462   $267,687   $249,594   $256,108   $244,839
  Diesel repair.........................    45,269     50,538     70,422     79,136     82,241
  Insurance(2)..........................    65,812     45,239         --         --         --
  Investment income and other...........     9,554      7,800        817        883      1,658
  Gain on disposition of assets.........       415         10      2,751        407      3,517
  Realized gain on investments..........     1,222        868         --         --         --
                                          --------   --------   --------   --------   --------
                                          $377,734   $372,142   $323,584   $336,534   $332,255
                                          ========   ========   ========   ========   ========
Net earnings from continuing
  operations............................  $ 16,969   $  6,958   $ 21,208   $ 22,705   $ 10,109
                                          --------   --------   --------   --------   --------
Discontinued operations:
  Earnings (loss) from discontinued
     operations, net of income taxes....      (316)     2,425      6,021      2,943         --
  Estimated loss on sale of discontinued
     operations, net of income taxes....        --         --         --     (3,966)        --
                                          --------   --------   --------   --------   --------
                                              (316)     2,425      6,021     (1,023)        --
                                          --------   --------   --------   --------   --------
          Net earnings..................  $ 16,653   $  9,383   $ 27,229   $ 21,682   $ 10,109
                                          ========   ========   ========   ========   ========
Earnings (loss) per share of common
  stock:
  Basic:
     Continuing operations..............  $    .60   $    .25   $    .83   $    .93   $    .46
     Discontinued operations............      (.01)       .09        .24       (.04)        --
                                          --------   --------   --------   --------   --------
                                          $    .59   $    .34   $   1.07   $    .89   $    .46
                                          ========   ========   ========   ========   ========
  Diluted:
     Continuing operations..............  $    .59   $    .25   $    .82   $    .92   $    .46
     Discontinued operations............      (.01)       .09        .24       (.04)        --
                                          --------   --------   --------   --------   --------
                                          $    .58   $    .34   $   1.06   $    .88   $    .46
                                          ========   ========   ========   ========   ========
  Weighted average shares outstanding:
     Basic..............................    28,290     27,561     25,555     24,381     21,847
     Diluted............................    28,790     27,772     25,781     24,594     22,113

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                          1994(1)    1995(1)    1996(1)      1997       1998
                                          --------   --------   --------   --------   --------
Property and equipment, net.............  $284,444   $275,184   $277,622   $272,384   $256,899
Total assets............................  $667,472   $498,084   $524,530   $517,959   $390,299
Long-term debt..........................  $159,497   $179,226   $181,950   $154,818   $142,885
Stockholders' equity....................  $222,976   $205,333   $205,754   $218,269   $141,040

---------------

(1) Comparability with prior periods is affected by the following: the Company's ownership of the voting stock of Universal declining to 47% on July 18, 1995, and the recording of the Company's investment in Universal on the equity method of accounting effective July 1, 1995; and the purchase of the assets of MKW in July 1996.

(2) The Company changed its method of reporting its investment in Universal from a consolidated basis to the equity method of accounting effective July 1, 1995.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In March 1998, the Company completed the sale of its offshore tanker and harbor service operations. In accordance with a definitive purchase agreement dated January 28, 1998, the Company sold two tankers and its harbor service operations to Hvide Marine Incorporated and five tankers to August Trading Company, Inc. for a combined purchase price of $38,600,000 in cash. The offshore tanker and harbor service operations' financial results have been accounted for as discontinued operations as of December 31, 1997, and previously reported financial statements have been restated to reflect the discontinuation of the operations. Such financial results as of December 31, 1997 included a provision for operations during the phase-out period, January 1, 1998 through the date of sale.

RESULTS OF OPERATIONS

     The Company reported net earnings of $10,109,000, or $.46 per share, on revenues of $332,255,000 for the 1998 year, compared with net earnings from continuing operations of $22,705,000, or $.92 per share, on revenues of $336,534,000 for the 1997 year, and net earnings from continuing operations of $21,208,000, or $.82 per share, on revenues of $323,584,000 for the 1996 year.

     Marine transportation revenues totaled $244,839,000, or 74% of total revenues for 1998, compared with $256,108,000, or 76% of total revenues from 1997, and $249,594,000, or 77% of total revenues for 1996. Diesel repair revenues for 1998 totaled $82,241,000, or 25% of total revenues for 1998, compared with $79,136,000, or 24% of total revenues for 1997, and $70,422,000, or 22% of total revenues for 1996. Investment income and other income, earned primarily through the Company's captive insurance company, totaled $1,658,000 for 1998, $883,000 for 1997 and $817,000 for 1996.

     The Company reported net gains from the disposition of assets in each year, predominately from the sale of marine equipment. For the 1998 year, the Company reported a net gain of $3,517,000, which includes a $3,900,000 net gain from the sale of an offshore liquid tank barge and tug unit in October. During the 1998 year, the Company also recorded a loss on the scrapping of two ammonia barges and other equipment totaling a net loss of approximately $400,000. For the 1997 year, the Company reported a net gain of $407,000, primarily from the sale of two offshore freighters. For the 1996 year, a net gain of $2,751,000 resulted primarily from the sale of two inland towboats and six inland asphalt barges.

     The 1998 results included a third quarter financial loss totaling $10,536,000, $6,849,000 after taxes, or $.31 per share, from the sale of the Company's remaining 45% voting common stock interest and its non-voting preferred stock interest in Universal for $36,000,000 in cash. The Company's investment in Universal was accounted for under the equity method of accounting. The sale is more fully described below.

     The 1998 results also included a third quarter reduction in the carrying value of an offshore tank barge and tug unit totaling $8,333,000, $5,416,000 after taxes, or $.24 per share. Such reduction was in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The reduction is more fully described below.

MARINE TRANSPORTATION

     The Company, through its subsidiaries, is a provider of marine transportation services, operating a fleet of 523 inland tank barges and 128 inland towing vessels, transporting industrial chemicals and petrochemicals, refined petroleum products and agricultural chemicals along the United States inland waterways. The Company's marine transportation operation also includes one offshore dry-bulk barge and tug unit. The Company also serves as managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units, and as managing partner of a 50% owned offshore marine partnership, consisting of one dry-bulk barge and tug unit. The partnerships are accounted for under the equity method of accounting.

     The Company's marine transportation segment reported 1998 transportation revenues of $244,839,000, a decrease of 4% compared with $256,108,000 reported for the 1997 year, and a decrease of 2% compared with $249,594,000 reported for the 1996 year.

  1998 Marine Transportation Revenues

     Marine transportation revenues for the 1998 year reflected a continued upward trend in spot market rates and contract renewals were generally at higher rates. The marine transportation segment operates under long-term contracts, short-term contracts and spot movements of products. During 1998, approximately 80% of movements were under term contracts and 20% were spot market movements. Chemical and petrochemical volumes increased gradually from 1997 levels, while refined product movements and liquid fertilizer movements declined slightly. Both refined product and liquid fertilizer movements were negatively impacted by increased volumes produced in Midwest facilities, reducing ton miles moved during 1998 versus 1997. The decline in the price of diesel fuel during 1998 also negatively impacted 1998 marine transportation revenues compared with the 1997 year. In certain contracts, diesel fuel consumed is passed through to the customer, and with lower diesel fuel prices during 1998, revenues were lower.

     During the 1998 year, the Company experienced numerous navigational delays, primarily weather related. During September 1998, the Company was negatively impacted by two hurricanes and one tropical storm along the Gulf of Mexico, significantly reducing fleet efficiency. Loss of revenues due to the storm events was estimated at $600,000 and additional operating expenses incurred were estimated at $400,000. The effects of the three storm events reduced the Company's net earnings by an estimated $.02 to $.03 per share. During the 1998 fourth quarter, navigational delays also negatively impacted revenues and increased operating expenses. Delays were experienced in numerous areas of operations at various times during the quarter, the result of heavy rains in Southeast and Central Texas, flooding on the Arkansas River, and low water on the Ohio River. The delays increased transit time, thereby reducing operating efficiencies.

     In October 1998, the Company sold its two offshore tank barge and tug units, exiting the market for the coastwise transportation of liquid petroleum products. One of the units was fully employed through September 1998 and the other unit was employed only through July 1998. In 1997, the Company also scrapped two remaining U.S. flag offshore break-bulk freighters. The 1997 year reflected revenues of $15,481,000 from the tank barge and tug units sold in 1998 and the freighters scrapped in 1997. The 1998 year reflected revenues of $4,509,000 from the tank barge and tug units before their sale.

  1997 Marine Transportation Revenues

     Marine transportation revenues for the 1997 year totaled $256,108,000, an increase of 3% compared with $249,594,000 for the 1996 year. The 1997 revenues reflected a modest increase in utilization and spot market rates, and the renewal of contracts generally at higher rates. During the second half of 1996 and during 1997, the segment decreased its active inland tank barge fleet capacity by a net 3%, removing from service older single skin barges when it was not prudent to continue to maintain or overhaul the barges. Chemical and petrochemical volumes held at 1996 levels, while refined product volumes improved during 1997 over 1996. The 1997 year was negatively impacted by the flooding on the Mississippi River System during the months of February through April. During the majority of the 1997 first quarter, the upper Mississippi River and Ohio River experienced high water and flooding conditions, with river closures in selected areas and mandated regulatory operating restrictions. During the month of March and extending into April, the lower Mississippi

River, the Company's principal area of operations, experienced high water not seen in such severity since 1983. The effects of the flooding throughout the Mississippi River System reduced the Company's revenues and increased its expenses, resulting in a reduction in net earnings by an estimated $.11 per share for the 1997 year.

     During 1997, the Company scrapped its last two of three U.S. flag offshore break-bulk freighters, which were engaged in the transportation of food-aid commodities and related products under the United States Government's preference food-aid programs. Excess equipment capacity and lack of available cargo, which resulted in low rates, led to the decision to scrap the Company's remaining two freighters. One freighter was scrapped in September 1997, after a food-aid voyage to North Korea. The last freighter was scrapped in October 1997 following a food-aid trip to East Africa. In September 1996, after a food-aid trip to North Korea, the Company scrapped its first freighter. The freighters were scrapped overseas, taking advantage of higher foreign scrap metal prices.

  1996 Marine Transportation Revenues

     Marine transportation revenues for the 1996 year totaled $249,594,000, a decrease of 7% compared with $267,687,000 for the 1995 year. Contract volumes for the movement of chemicals were stable and rates flat during 1996; however, spot market volumes remained soft, with week-to-week variations in demand, and certain spot market pricing pressure. The contract and spot market movements of refined products in the Mississippi River declined to some degree. Such reduction in volumes resulted in lower rates for spot market river movements. The Gulf Intracoastal Waterway movements of refined products remained weak for the entire 1996 year, resulting in lower rates for such movements. Additional Midwest refinery capacity and some improved pipeline efficiencies through debottlenecking were the primary reasons for the decline in refined products volumes and rates.

     The principal reason for the 7% decline in marine transportation revenues for 1996 compared with 1995 was the significant weakness in the movement of United States Government preference food-aid cargo and military household goods. Revenues derived from that market for 1996 fell 64% to $9,661,000 compared with $26,658,000 in 1995. Excess equipment capacity and a reduction in available movements resulted in inadequate rates. During 1996, the Company averaged only one of its freighters being employed. As noted above, the Company scrapped one freighter in September 1996 and scrapped the remaining two freighters in 1997.

  Marine Transportation Costs and Expenses

     Costs and expenses, excluding interest expense and the impairment of a long-lived asset discussed below, for the marine transportation segment for the 1998 year totaled $207,178,000, down 4% compared with 1997 costs and expenses of $216,566,000, and down 2% compared with 1996 costs and expenses of $211,422,000. Each year reflected higher equipment costs, health and welfare costs, and inflationary increases in costs and expenses. Specific events which affected the costs and expenses for each of the last three years are more fully described below.

  1998 Marine Transportation Costs and Expenses

     As stated above, the 1998 year included an impairment of a long-lived asset of $8,333,000. The carrying value of an offshore tank and barge tug was written down in the 1998 third quarter in accordance with SFAS No. 121. The unit was sold on October 30, 1998, for a price approximating the revised carrying value of the unit.

     The 1998 year also included approximately $4,500,000 of higher vessel labor costs when compared with the 1997 year. During the 1998 year, the Company increased afloat labor compensation by approximately 20%. Due to a tight afloat labor market, the 20% increase was necessary not only to retain current employees, but also to increase compensation to levels which were competitive with other industries so as to attract new personnel into the Company for the future. The 20% compensation increase reflected a 6% increase effective March 1, an 11% increase effective August 1, as well as increased longevity pay, trip pay, travel pay and mileage reimbursement. In addition, during 1998, due to afloat labor shortages, the Company incurred approximately $900,000 of additional costs associated with hiring outside labor, principally tankermen.

     During 1998, marine transportation costs and expenses reflected higher maintenance costs as compared with the 1997 year. The higher maintenance costs were due to the Company competing for shipyard space with companies participating in the oil and gas drilling activities in the Gulf of Mexico and a fleet which is continuing to age. During the 1998 second half, such competition diminished due to the decline in drilling activities.

  1997 Marine Transportation Costs and Expenses

     As discussed under 1997 Marine Transportation Revenues, the segment incurred additional expenses associated with the 1997 February through April flooding in the Mississippi River, reflecting the higher costs and equipment utilization associated with the flooding. During 1997, the marine transportation segment achieved a sustainable reduction in costs and expenses of approximately $3,400,000 ($2,200,000 after taxes, or $.09 per share) from its cost reduction efforts implemented in 1996, as more fully discussed under the 1996 Marine Transportation Costs and Expenses. Savings obtained from cost reductions during 1997 were partially offset by continued higher vessel labor and vessel maintenance costs. The Company competed with the same labor pool and for the same shipyard space as companies which participated in the oil and gas drilling activities in the Gulf of Mexico, which were lucrative at that time. For comparative purposes, the 1997 year included $7,261,000 of costs and expenses associated with revenues generated by the Company's two remaining U.S. flag offshore break-bulk freighters which were scrapped in September and October 1997.

  1996 Marine Transportation Costs and Expenses

     Effective January 1, 1996, the transportation segment changed the estimated depreciable lives of its inland tank barges and towboats. Vessel upgrades and enhanced maintenance standards resulted in useful lives beyond the original estimated lives. The change in the estimated lives provided a more consistent matching of revenues and depreciation expense over the economic useful lives of the inland barges and towboats. The depreciable lives of inland double skin barges were changed from an average of 22 years to 30 years and inland towboats were changed from an average of 22 years to 35 years. Changes were made on single skin barges on a barge-by-barge basis, with shorter lives recorded in anticipation of early retirements when appropriate. Salvage values were also assigned to certain inland vessels where it was reasonable to expect that the vessel would have a residual value at the end of its depreciable life. The result of the change in depreciable lives was to reduce 1996 depreciation expense by approximately $2,500,000 ($1,625,000 after taxes, or $.06 per share).

     During 1996, the Company focused its efforts on decreasing costs and expenses and improving operating efficiencies. Reorganizational changes were made during 1996, resulting in office closures and the consolidation of the majority of sales, traffic, maintenance and accounting functions in Houston, Texas. The Company incurred reorganization expense in 1996 of approximately $2,700,000 ($1,755,000 after taxes, or $.07 per share).

     The Company's freighters, reduced from three to two in 1996, experienced significant idle time as demand was very sporadic. In addition, the write-down of the freighters in 1995, in accordance with SFAS No. 121, substantially reduced depreciation and amortization expenses applicable to the freighters.

  Marine Transportation Operating Income

     Operating income for the marine transportation segment for the 1998 year totaled $37,661,000, a decrease of 5% compared with $39,542,000 for the 1997 year, and 1% lower than the $38,172,000 of operating income for the 1996 year. Operating margins for 1998 were 15.4% compared with 15.4% for 1997 and 15.3% for 1996.

     The Company's investment in two offshore marine partnerships, accounted for under the equity method of accounting, reported earnings for the 1998 year of $946,000, down 69% from earnings of $3,084,000 for 1997 and down 76% compared with earnings from the partnerships of $3,912,000 for 1996. During the 1998 fourth quarter, the carrying value of the offshore dry-cargo barge and tug unit owned through the Dixie

Fuels II partnership was reduced by $5,900,000, $2,950,000 to the Company. The impairment, in accordance with SFAS No. 121, was recorded as a reduction in equity in earnings of marine affiliates. The 1998 year benefited from lower scheduled maintenance on the partnership's vessels and higher coal volume requirements. The 1997 year reflected higher maintenance and lower coal requirements. The 1996 year reflected enhanced coal and limestone rock contract volume movements.

DIESEL REPAIR

     The Company is engaged through its diesel repair segment in the overhaul and servicing of large medium-speed diesel engines employed in marine, power generation and rail applications. The diesel repair segment is divided into three subsidiaries organized around the markets they serve. Marine Systems operates on the Gulf Coast and West Coast and in the Midwest through three facilities that repair and overhaul marine diesel engines and reduction gears, and sells parts and accessories. Rail Systems is the exclusive distributor of aftermarket parts to shortline and industrial railroads for EMD and provides replacement parts, service and support nationwide to shortline railroads and industrial companies that operate locomotives. Engine Systems, organized in July 1996 with the purchase of the assets of MKW, expanded the Company's relationship with EMD to an authorized distributorship for 17 eastern states and the Caribbean. In addition, Engine Systems serves as the exclusive worldwide distributor of EMD products to the nuclear industry.

     The Company's diesel repair segment reported 1998 diesel repair revenues of $82,241,000, an increase of 4% compared with $79,136,000 reported for the 1997 year, and an increase of 17% compared with $70,422,000 reported for the 1996 year.

  1998 Diesel Repair Revenues

     The 4% increase in diesel repair revenues for 1998 over 1997 was primarily due to a strong demand nationwide for direct parts sales. For the 1998 first half, the Gulf Coast market remained strong due to the oil and gas drilling activities and related oil services activities in the Gulf of Mexico. During the 1998 second half, the Gulf Coast market did experience a modest decline in activities, as the Gulf of Mexico drilling market subsided. The East Coast, Midwest and West Coast markets remained positive, supported by the continued strong overall economy. During the 1998 year, the Company exited the power control business line acquired from MKW in 1996. The diesel repair segment reported revenues from that business line of $5,100,000 during 1998 compared with $6,600,000 for the 1997 year.

  1997 Diesel Repair Revenues

     Diesel repair revenues for the 1997 year totaled $79,136,000, a 12% increase compared with $70,422,000 for the 1996 year, reflecting the inclusion of MKW for the entire year, as the assets were acquired in July 1996. During 1997, the segment eliminated certain MKW unprofitable business lines. Diesel repair revenues for the 1997 year were negatively impacted by deferred overhauls from Midwest inland towing customers due to spring flooding and by Midwest dry-cargo customers due to slow grain exports. The Gulf Coast market remained strong due to the continued enhanced drilling activities and related oil services activities in the Gulf of Mexico. The East Coast market was supported by a strong overall economy, while the West Coast market remained depressed due to a continued weak North Pacific fishing market.

  1996 Diesel Repair Revenues

     Diesel repair revenues for the 1996 year totaled $70,422,000, an increase of 39% compared with $50,538,000 for the 1995 year. The 1996 year included approximately $12,600,000 of revenues generated from the acquisition of MKW in July 1996. In addition, the 1996 year benefited from enhanced drilling activities and related oil services activities in the Gulf of Mexico, and continued health of the inland tank barge and dry-cargo industry in its Gulf Coast and Midwest markets. The West Coast market was hampered by a depressed offshore fishing market and as a result, during 1996 the diesel repair segment shifted its focus from the South Pacific fishing fleet to the North Pacific fishing fleet.

  Diesel Repair Costs and Expenses

     Costs and expenses, excluding interest expense, for the diesel repair segment for 1998 totaled $74,191,000 compared with $72,947,000 for 1997 and $65,046,000 for 1996. The 2% increase for 1998 over 1997 and the 14% increase for 1998 over 1996 reflected the overall continued growth of the diesel repair segment. The increases were net of cost reduction efforts from the consolidation of operations and savings in general and administrative expenses.

  Diesel Repair Operating Income

     The diesel repair segment's operating income for 1998 was $8,050,000, an increase of 30% compared with $6,189,000 for 1997, and 50% over 1996 operating income of $5,376,000. Operating margins for 1998 were 9.8% compared with 7.8% for 1997 and 7.6% for 1996.

PROPERTY AND CASUALTY INSURANCE

     Effective September 30, 1998, the Company sold its remaining 45% voting common stock interest and its non-voting preferred stock interest in Universal for $36,000,000 in cash. Universal, a property and casualty insurance company in the Commonwealth of Puerto Rico, was formed by Kirby in 1972. In September 1992, the Company merged Universal with Eastern America, a subsidiary of Eastern America Group. In accordance with a shareholders agreement among the Company, Universal and Eastern America Group, through redemption rights, Universal had the obligation to purchase the Company's entire interest in Universal gradually, over a 15 year period. The Company closed the sale on October 7, 1998 and the cash proceeds were used to reduce the Company's revolving line of credit.

     Under an anticipated redemption schedule, the Company would have received a stream of cash payments between now and the year 2008 totaling $62,000,000. The $36,000,000 received represented the present value of the payment stream. Including prior redemptions and the final sale, the Company received total payments of $58,000,000 for its interest in Universal.

     The Company recognized, during the 1998 third quarter, a pre-tax loss for financial purposes of $10,536,000 on the Universal transaction. The Company's investment in Universal, accounted for under the equity method of accounting, was based on the estimated receipt of $62,000,000 of redemption payments to the Company over the next eleven years, and the recording of the remaining built-in gain on the sale.

     The amount recorded by the Company as equity in earnings for the Company's investment in Universal was influenced by anticipated future redemptions by Universal of its common stock. The Company also had a 100% ownership in Universal's non-voting preferred stock. Because the preferred stock was collateralized by a separate portfolio of U.S. Treasury Securities, the Company accounted for this preferred stock under SFAS No. 115. Therefore, the interest earned, as well as the realized gains from the sale of U.S. Treasury Securities collateralizing the preferred stock, were included as part of equity in earnings of the insurance affiliate. During 1998, 1997 and 1996, the Company recorded $790,000, $1,044,000 and $980,000, respectively, of interest earned from its investment in U.S. Treasury Securities. In 1997 and 1996, the Company recognized $465,000 and $592,000, respectively, of realized gains from the sale of such U.S. Treasury Securities. In addition, during the 1997 year, the Company recognized as equity in earnings of insurance affiliate, $2,500,000 of cash received from Universal as the result of a resolution of a previously reserved Universal contingency for outstanding litigation. The litigation was fully reserved on Universal's records and was set aside as part of the merger in 1992 of Universal with Eastern America Group.

     For the 1998 year, in addition to the loss on the sale of the Company's remaining interest in Universal as noted above, the Company recorded equity in earnings from Universal of $1,325,000 for the first nine months of 1998, compared with $4,609,000 for the 1997 year and $2,171,000 for the 1996 year.

DISCONTINUED OPERATIONS

     The Company's offshore tanker and harbor service operations were accounted for as discontinued operations as of December 31, 1997, and previously reported financial statements were restated. In accordance with the purchase agreement noted above, the Company's offshore tanker and harbor service operations were sold in March 1998.

     The Company reported a 1997 net loss from discontinued operations of $1,023,000, or $.04 per share, compared with net earnings from discontinued operations of $6,021,000, or $.24 per share, for the 1996 year. The 1997 year included an estimated $3,966,000 net loss, or $.16 per share, from the sale of the operations. The estimated net loss included a provision for an operating loss of $700,000 during the phase-out period, January 1, 1998 through the date of sale.

     The Company's discontinued marine transportation operations reported 1997 marine transportation revenues of $66,434,000, relatively flat compared with revenues of $66,773,000 reported for 1996. Costs and expenses for the discontinued operations totaled $62,002,000 for 1997, reflecting a 7% increase over $57,700,00 for 1996. Operating income for the discontinued operations totaled $4,598,000 for 1997, 51% lower than operating income of $9,354,000 reported for 1996.

     The offshore discontinued tanker market was very volatile during the years 1995 through 1997. Reduced demand for movements of products during certain seasons, as well as unanticipated and unneeded increases in capacity, lead to a very volatile offshore tanker market, and a market where periodic lay-ups of tankers occurred with increased regularity. Such volatility contributed to the Company's decision to exit the tanker and harbor service operations, and concentrate on the core inland tank barge and diesel repair businesses.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

  Balance Sheet

     Total assets as of December 31, 1998 were $390,299,000, a decrease of 25% compared with $517,959,000 as of December 31, 1997 and 26% lower than the December 31, 1996 total assets of $524,530,000. The December 31, 1997 and 1996 total assets included $49,036,000 and $59,365,000, respectively, of assets attributable to the discontinued tanker and harbor service operations and $45,320,000 and $44,554,000, respectively, of assets attributable to the Company's investment in Universal, which were sold in October 1998. The December 31, 1997 and 1996 total assets also reflected the carrying value of the two offshore tank barge and tug units sold in October 1998.

     The available-for-sale securities of $20,795,000 as of December 31, 1998 and $21,773,000 as of December 31, 1997 were investments of Oceanic, the Company's wholly-owned captive insurance subsidiary.

     Total liabilities as of December 31, 1998 totaled $249,259,000, a decrease of 17% compared with $299,690,000 as of December 31, 1997, and 22% lower than the December 31, 1996 total liabilities of $318,776,000. The 52% decrease in accounts payable and 66% decrease in other accrued liabilities from December 31, 1997 to 1998 primarily reflected the sale of the offshore tanker and harbor service operations and the two offshore tank barge and tug units. The 8% reduction in long-term debt from $149,485,000 in 1997 to $137,552,000 in 1998 reflected net payments on debt more fully described below. The 17% decrease in deferred income taxes from $48,409,000 in 1997 to $40,045,000 in 1998 primarily reflected the sale of Universal.

     Stockholders' equity as of December 31, 1998 totaled $141,040,000 compared with $218,269,000 as of December 31, 1997 and $205,754,000 as of December 31,
1996. The 1998 stockholders' equity balance reflected the Company's purchase of its common stock under the Dutch Auction self-tender offer and open market repurchases. The 1997 and 1996 stockholders' equity year-end balances also reflect the Company's repurchase programs as more fully described in Treasury Stock Purchases below.

  Long-Term Financing

     The Company has a $100,000,000 revolving credit agreement (the "Credit Agreement") with Chase Bank of Texas, N.A., as agent bank. On September 19, 1997, the Company agreed to new terms with Chase regarding the Credit Agreement, superseding the previous Credit Agreement dated March 18, 1996. Under the new terms, the maturity date was extended to September 19, 2002 from December 31, 1998. The new

Credit Agreement reduced the margin of interest paid on its borrowings, provided adjusted interest rates based on the Company's senior credit rating and eliminated certain financial covenants. The new Credit Agreement also contains usual and customary events of default. The Credit Agreement was amended effective January 30, 1998 to provide a one-time allowance for the disposition of assets at the subsidiary level. The amendment also modified the minimum net worth covenant and fixed charge calculation. The Credit Agreement was also amended effective November 30, 1998 to modify the minimum net worth covenant to allow for anticipated activity under the Company's stock repurchase program. The Company was in compliance with all covenants as of December 31, 1998. Proceeds under the Credit Agreement may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company's common stock, or for possible business acquisitions. As of December 31, 1998, $26,000,000 was outstanding under the Credit Agreement.

     In December 1994, the Company established a $250,000,000 medium term note program providing for the issuance of fixed rate or floating rate notes with the maturities of nine months or longer. The shelf registration program, registered with the Securities and Exchange Commission, was activated in March 1995 with the issuance of $34,000,000 of the authorized notes. The issued medium term notes bore interest at an average fixed rate of 7.77% and matured on March 10, 1997. Proceeds from sale of the notes were used to retire the Company's outstanding bank term loan in the amount of $10,286,000, due June 1, 1997, and to reduce the Company's outstanding revolving credit loans by $23,714,000. The Company's outstanding bank term loan in the amount of $10,666,000, due March 6, 1997, was retired on March 20, 1995 with proceeds borrowed under the Company's revolving credit agreements. In June 1995, the Company issued $45,000,000 of authorized notes, bearing a fixed interest rate of 7.25%, with a maturity of June 1, 2000. Proceeds from the sale of the notes were used to reduce the Company's outstanding revolving credit loans. In January 1997, the Company issued $50,000,000 of the authorized medium term notes at a fixed interest rate of 7.05%, due January 29, 2002. Proceeds from the sale of notes were used to retire $34,000,000 of medium term notes due March 10, 1997, with the balance used to reduce the Company's revolving Credit Agreement noted above. The $34,000,000 notes were classified as long-term at December 31, 1996, as the Company had the ability and intent to refinance the notes either by selling new medium term notes, or through the Company's revolving Credit Agreement. As of December 31, 1998 and 1997, $121,000,000 was available under the medium term note program to provide financing for future business and equipment acquisitions and fund working capital requirements.

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

     In 1998, the Company purchased 17 existing inland tank barges for use in the linehaul fleet and four existing inland towboats were purchased for use in the fleeting and shifting operation. During 1996, one existing inland towboat was purchased for use in the fleeting and shifting operation. In 1995, one existing double skin inland tank barge and four existing inland towboats were purchased for use in the industrial chemical market, and four existing double skin inland tank barges and three existing inland towboats were purchased for use in the refined products market. In addition, during 1995, two existing inland towboats were purchased for use in the fleeting and shifting operation and two existing double skin inland tank barges were purchased for use in the agricultural chemical market. As of December 31, 1998, the Company had no material commitments for capital expenditures.

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

     During 1998, the Company purchased in the open market 739,000 shares of its common stock at a total price of $15,541,000, for an average price of $21.04 per share. During 1997, the Company purchased 626,000 shares of its common stock at a total price of $11,699,000, for an average price of $18.70 per share. During 1996, the Company purchased 1,587,000 shares of its common stock at a total price of $26,331,000, for an average price of $16.60 per share. Since January 1, 1999, the Company has purchased 479,000 shares of its common stock at a total purchase price of $8,309,000, for an average price of $17.35 per share. The Company as of February 25, 1999, had 596,000 shares remaining under its Board of Directors' 6,250,000 total open market purchase authorization. The treasury stock purchases were financed by borrowing under the Company's Credit Agreement. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

  Liquidity

     The Company generated net cash provided by operating activities of continuing operations of $37,029,000, $48,024,000 and $44,778,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Universal, prior to the completion of the sale of the Company's remaining interest in October 1998, did not contribute cash flow for 1998 and 1996, as the Company recognized cash flow from Universal only upon receipt of actual distributions. In 1997, the Company received a $2,000,000 cash distribution from Universal.

     The Company also accounts for its ownership in 35% and 50% owned marine partnerships under the equity method of accounting, recognizing cash flow only upon the receipt or disbursements of cash from the partnerships. For the 1998 year, the Company received $4,407,000 of cash from the marine partnerships, disbursed cash to the marine partnerships of $475,000 in 1997 and received $3,200,000 of cash from the marine partnerships in 1996.

     Funds generated are available for capital construction projects, treasury stock repurchases, asset acquisitions, repayment of borrowings associated with treasury stock acquisitions or asset acquisitions and for other operating requirements. In addition to its net cash flow provided by operating activities, the Company also has available as of February 25, 1999, $86,000,000 under its revolving credit agreement and $121,000,000 available under its medium term note program. The Company's fixed principal payments during the next 12 months are $5,333,000.

     During the last three years, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel, can be passed through to its customers. The repair portion of the diesel repair segment is based on prevailing current market rates.

  Year 2000

     Certain computer systems, software programs, and semiconductors are not capable of recognizing certain dates in 1999 and after December 31, 1999, and will read dates in the year 2000 and thereafter as if those dates represent the year 1900 or thereafter, or will fail to process those dates. This "Year 2000 Issue" could result in the failure of certain systems or other errors that could disrupt normal business activities.

     The Company has designed and implemented an action plan to determine the likely exposures of the Company and its subsidiaries to the Year 2000 Issue and to take the necessary action to minimize the impact of those exposures. The Company's Year 2000 action plan addresses both internal and external exposures to the Year 2000 Issue.

     With respect to the Company's internal Year 2000 exposures, the action plan addresses both land-based and vessel-based systems. The land-based systems include all of the Company's network components, core corporate software applications, personal computers, telephone systems, building management control systems and critical office equipment. The vessel-based systems include electronic navigation equipment, diesel engine controlling systems, and fire and other emergency monitors and alarms.

     The Company's external exposures to the Year 2000 Issue include vendors and suppliers of critical services including communications, fuel and supplies, barge cleaning and repair, and government waterways maintenance and management. The Company's external exposures also include general business support services such as electric power, telephone, and banking services, as well as customers' accounts payable systems. The Company may experience Year 2000 problems as a result of these external exposures. The Company is attempting to address all Year 2000 exposures in advance; however, the Company could potentially experience temporary disruptions to certain aspects of activities or operations as a result of the external exposures noted above. It is not possible to determine whether or to what extent any or all of these exposures are likely to occur or the costs involved in any of the exposures. However, the costs to the Company could be material.

     The Company's Year 2000 action plan divides the Company's actions with respect to its internal and external exposures to the Year 2000 Issue into three sequential stages:

     - Investigation. This stage includes the physical inventorying of all computer systems, software applications, and equipment relying on computer software or embedded semiconductors, communicating with the manufacturers and distributors regarding, and establishing procedures to evaluate and test, Year 2000 compliance, and the completion of that evaluation and testing. This stage has been substantially completed with respect to the Company's network components, core corporate software applications, personal computers, and telephone systems. The Company is in the process of communicating with manufacturers and distributors of other critical equipment, systems, and services. Those efforts are expected to be completed by the end of the first quarter of 1999.

     - Remediation. This stage involves the repair or replacement of the Company's equipment and systems which have been identified as not being Year 2000 compliant in the investigation stage and the validation of the compliance of the equipment and systems which have been repaired or replaced. This stage has been substantially completed with respect to the Company's network components, core corporate software applications, personal computers, and telephone systems. The remainder of the Company's efforts in this stage are expected to be completed by mid-1999.

     - Contingency Planning. Dependent on the findings of the investigation stage, the Company's actions in this stage may include the development of business scenarios likely to result from Year 2000 compliance failures by external suppliers or their equipment, systems or services, and the development of remedies to minimize the consequences of such failures on the Company's business. Those remedies may include preventative measures and "work around" solutions. This stage is expected to be complete by the end of the third quarter of 1999.

     While the Company expects that the stages of its Year 2000 action plan will be completed as indicated above, the Company must rely on third parties, including government agencies, manufacturers, distributors, vendors and suppliers, to provide information and to take actions which are beyond the Company's control. In addition, it is not possible for the Company to predict either the timeliness or the substance of the information and actions provided by third parties. Accordingly, the Company can also not predict whether or to what extent the information provided by third parties will affect the timely completion of each stage of the Year 2000 action plan, as the information provided by third parties may require additional investigation, remediation, and/or contingency planning. Further, the Company's ability to timely complete its Year 2000 action plan is dependent upon the ability of third party manufacturers and distributors to provide necessary replacement equipment during the remediation stage.

     The total amount expended on the Year 2000 action plan through December 31, 1998 is less than $100,000. Remaining costs related to the Year 2000 action plan are not expected to be material. The Company will continue to utilize internal resources to assist in the implementation of the Year 2000 action plan. The costs expended in 1998 and the costs anticipated to be expended in 1999 do not include the Company's internal costs, as the Company does not track such costs separately. The costs also do not include software upgrades that, while Year 2000 compliant, were not specifically upgraded for the Year 2000 issue. The completion of the Year 2000 action plan is expected to significantly reduce both the level of uncertainty related to the Company's reliance on third parties for Year 2000 compliance and the possibility of significant interruptions of normal business operations. The forward-looking statements contained in this discussion should be read in conjunction with the Company's disclosure in the opening paragraph of this Management's Discussion and Analysis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt and changes in fuel prices. The outstanding loan balance under the Company's revolving credit agreement bears interest at a variable rate based on prevailing short-term interest rates in the United States and Europe. Notes issued under the Company's medium term note program may bear fixed or variable interest rates, although the notes issued to date have all been fixed rate notes. The potential impact on the Company of fuel price increases is limited because most of its term contracts contain escalation clauses under which increases in fuel costs, among others, can be passed on to the customers, while its spot contract rates are set based on prevailing fuel prices. The Company does not presently use financial or commodity derivative instruments to manage its interest or fuel costs. The Company has no foreign exchange risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report (see Item 14, page 59).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its independent accountants as contemplated in Item 304 of Regulation S-K.

                                    PART III

ITEMS 10 THROUGH 13.

     The information for these items is incorporated by reference to the definitive proxy statement to be filed by the Company with the Commission pursuant to the Regulation 14A within 120 days of the close of the fiscal year ended December 31, 1998, except for the information regarding executive officers which is provided in a separate item caption, "Executive Officers of the Registrant," and is included as an unnumbered item following Item 4 in Part I of this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Kirby Corporation:

     We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Universal Insurance Company and its subsidiaries, an equity-owned unconsolidated subsidiary sold effective September 30, 1998 (Note
3). The Company's investment in this company at December 31, 1997 was $45,320,290, and its equity in earnings for the years ended December 31, 1997 and 1996 was $4,609,000 and $2,171,000, respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Universal Insurance Company and its subsidiaries, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                            KPMG LLP

Houston, Texas
February 4, 1999

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998

                                     ASSETS

                                                                1997       1998
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $  2,043   $    861
  Available-for-sale securities.............................    21,773     20,795
  Accounts receivable:
    Trade -- less allowance for doubtful accounts...........    70,137     53,586
    Insurance claims and other..............................    14,458     16,919
  Inventory -- finished goods, at lower of average cost or
    market..................................................    14,875     14,181
  Prepaid expenses and other................................     7,359      4,829
  Deferred income taxes.....................................     1,468      1,187
  Current assets of discontinued operations.................     3,684         --
                                                              --------   --------
        Total current assets................................   135,797    112,358
                                                              --------   --------
Property and equipment, at cost:
  Marine transportation equipment...........................   433,383    428,676
  Land, buildings and equipment.............................    37,636     37,767
                                                              --------   --------
                                                               471,019    466,443
  Accumulated depreciation..................................   198,635    209,544
                                                              --------   --------
                                                               272,384    256,899
                                                              --------   --------
Investments in affiliates:
  Insurance affiliate.......................................    45,320         --
  Marine affiliates.........................................    16,256     12,795
                                                              --------   --------
                                                                61,576     12,795
                                                              --------   --------
Goodwill -- less accumulated amortization of $2,128,000
  ($2,164,000 in 1997)......................................     6,652      5,368
Sundry......................................................     4,562      2,879
Long-term assets of discontinued operations.................    36,988         --
                                                              --------   --------
                                                              $517,959   $390,299
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $  5,333   $  5,333
  Income taxes payable......................................     4,319        504
  Accounts payable..........................................    26,712     12,918
  Accrued liabilities:
    Interest................................................     1,515      1,414
    Insurance premiums and claims...........................    27,287     25,664
    Bonus, pension and profit-sharing plans.................     9,979      8,981
    Taxes -- other than on income...........................     2,797      2,920
    Other...................................................    12,615      4,326
  Deferred revenues.........................................     5,046      3,880
                                                              --------   --------
        Total current liabilities...........................    95,603     65,940
                                                              --------   --------
Long-term debt -- less current portion......................   149,485    137,552
Deferred income taxes.......................................    48,409     40,045
Other long-term liabilities.................................     6,193      5,722
                                                              --------   --------
                                                               204,087    183,319
                                                              --------   --------
Contingencies and commitments...............................        --         --
Stockholders' equity:
  Preferred stock, $1.00 par value per share. Authorized
    20,000,000 shares.......................................        --         --
  Common stock, $.10 par value per share. Authorized
    60,000,000 shares, issued 30,907,000 shares.............     3,091      3,091
  Additional paid-in capital................................   159,016    159,122
  Accumulated other comprehensive income....................       572        338
  Retained earnings.........................................   136,945    147,054
                                                              --------   --------
                                                               299,624    309,605
  Less cost of 10,137,000 shares in treasury (6,619,000 in
    1997)...................................................    81,355    168,565
                                                              --------   --------
                                                               218,269    141,040
                                                              --------   --------
                                                              $517,959   $390,299
                                                              ========   ========

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                             STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                1996       1997       1998
                                                              --------   --------   --------
                                                                 ($ IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenues:
  Marine transportation.....................................  $249,594   $256,108   $244,839
  Diesel repair.............................................    70,422     79,136     82,241
  Investment income and other...............................       817        883      1,658
  Gain on disposition of assets.............................     2,751        407      3,517
                                                              --------   --------   --------
                                                               323,584    336,534    332,255
                                                              --------   --------   --------
Costs and expenses:
  Costs of sales and operating expenses.....................   206,465    218,123    212,242
  Selling, general and administrative.......................    40,411     40,345     39,473
  Taxes, other than on income...............................     6,992      7,796      7,646
  Depreciation and amortization.............................    28,386     28,113     27,383
  Impairment of long-lived assets...........................        --         --      8,333
                                                              --------   --------   --------
                                                               282,254    294,377    295,077
                                                              --------   --------   --------
          Operating income..................................    41,330     42,157     37,178
Equity in earnings of insurance affiliate...................     2,171      4,609      1,325
Loss on sale of insurance affiliate.........................        --         --    (10,536)
Equity in earnings of marine affiliates.....................     3,912      3,084        946
Interest expense............................................   (13,349)   (13,378)   (11,898)
                                                              --------   --------   --------
          Earnings from continuing operations before taxes
            on income.......................................    34,064     36,472     17,015
                                                              --------   --------   --------
Provision for taxes on income:
  United States.............................................    12,856     12,842      6,906
  Puerto Rico...............................................        --        925         --
                                                              --------   --------   --------
                                                                12,856     13,767      6,906
                                                              --------   --------   --------
          Net earnings from continuing operations...........    21,208     22,705     10,109
Discontinued operations:
  Earnings from discontinued operations, net of taxes on
     income.................................................     6,021      2,943         --
  Estimated loss on sale of discontinued operations,
     including provision of $700,000 for operating losses
     during the phase-out period, net of taxes on income....        --     (3,966)        --
                                                              --------   --------   --------
          Net earnings (loss) from discontinued
            operations......................................     6,021     (1,023)        --
                                                              --------   --------   --------
          Net earnings......................................  $ 27,229   $ 21,682   $ 10,109
                                                              ========   ========   ========
Net earnings (loss) per share of common stock:
  Basic:
     Continuing operations..................................  $    .83   $    .93   $    .46
     Discontinued operations................................       .24       (.04)        --
                                                              --------   --------   --------
          Net earnings......................................  $   1.07   $    .89   $    .46
                                                              ========   ========   ========
  Diluted:
     Continuing operations..................................  $    .82   $    .92   $    .46
     Discontinued operations................................       .24       (.04)        --
                                                              --------   --------   --------
          Net earnings......................................  $   1.06   $    .88   $    .46
                                                              ========   ========   ========

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                1996       1997       1998
                                                              --------   --------   ---------
                                                                     ($ IN THOUSANDS)
Common stock:
  Balance at beginning and end of year......................  $  3,091   $  3,091   $   3,091
                                                              ========   ========   =========
Additional paid-in capital:
  Balance at beginning of year..............................  $158,383   $158,712   $ 159,016
  Excess (deficit) of cost of treasury stock sold over
     proceeds received upon exercise of stock options.......       148       (135)       (982)
  Tax benefit realized from stock option plans..............       181        439       1,088
                                                              --------   --------   ---------
  Balance at end of year....................................  $158,712   $159,016   $ 159,122
                                                              ========   ========   =========
Accumulated other comprehensive income:
  Balance at beginning of year..............................  $  1,978   $    (32)  $     572
  Unrealized net gain (loss) in value of available-for-sale
     securities, net of tax.................................    (2,010)       604        (234)
                                                              --------   --------   ---------
  Balance at end of year....................................  $    (32)  $    572   $     338
                                                              ========   ========   =========
Retained earnings:
  Balance at beginning of year..............................  $ 88,034   $115,263   $ 136,945
  Net earnings for the year.................................    27,229     21,682      10,109
                                                              --------   --------   ---------
  Balance at end of year....................................  $115,263   $136,945   $ 147,054
                                                              ========   ========   =========
Treasury stock:
  Balance at beginning of year..............................  $(46,153)  $(71,280)  $ (81,355)
  Purchase of treasury stock................................   (26,331)   (11,699)    (91,247)
  Cost of treasury stock sold upon exercise of stock
     options................................................     1,204      1,624       4,037
                                                              --------   --------   ---------
  Balance at end of year....................................  $(71,280)  $(81,355)  $(168,565)
                                                              ========   ========   =========
Comprehensive income:
  Net earnings for year.....................................  $ 27,229   $ 21,682   $  10,109
  Other comprehensive income (loss), net of tax.............    (2,010)       604        (234)
                                                              --------   --------   ---------
  Total comprehensive income................................  $ 25,219   $ 22,286   $   9,875
                                                              ========   ========   =========

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                1996       1997       1998
                                                              --------   --------   ---------
                                                                     ($ IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................  $ 27,229   $ 21,682   $  10,109
  Adjustments to reconcile net earnings to net cash provided by continuing operations:
    Income from discontinued operations.....................    (6,021)    (2,943)         --
    Estimated loss on sale of discontinued operations.......        --      3,966          --
    Depreciation and amortization...........................    28,386     28,113      27,383
    Provision for doubtful accounts.........................       282        394         133
    Provision (credit) for deferred income taxes............       795      2,790      (4,967)
    Gain on disposition of assets...........................    (2,751)      (407)     (3,517)
    Deferred scheduled maintenance costs....................      (446)       328         923
    Loss on sale of insurance affiliate.....................        --         --      10,536
    Equity in earnings of insurance affiliate, net of
      redemptions...........................................    (2,171)      (109)     (1,325)
    Equity in earnings of marine affiliates, net of
      distributions and
      contributions.........................................      (712)    (3,559)      3,461
    Impairment of long-lived assets.........................        --         --       8,333
    Other...................................................         4         --          --
  Increase (decrease) in cash flows resulting from changes
    in:
    Accounts receivable.....................................    (8,079)    (5,171)     13,821
    Inventory...............................................    (2,176)     1,486          32
    Other assets............................................    (7,101)    (2,534)      3,729
    Income taxes payable....................................     3,264        731      (3,815)
    Accounts payable........................................     6,472     (3,806)    (13,994)
    Accrued and other liabilities...........................     7,803      7,063     (13,813)
                                                              --------   --------   ---------
         Net cash provided by operating activities of
           continuing operations............................    44,778     48,024      37,029
    Net cash provided by (used in) operating activities of
      discontinued operations...............................    19,290     15,476      (1,583)
                                                              --------   --------   ---------
         Net cash provided by operating activities..........    64,068     63,500      35,446
                                                              --------   --------   ---------
Cash flows from investing activities:
  Proceeds from sale and maturities of investments..........     6,861      1,935       1,950
  Purchase of investments...................................    (9,583)    (5,237)       (789)
  Capital expenditures......................................   (36,413)   (24,506)    (27,445)
  Purchase of assets of diesel repair company, net of
    assumed liabilities.....................................   (14,211)        --          --
  Proceeds from disposition of assets.......................    11,975      4,044      14,066
  Proceeds from disposition of businesses...................        --         --      39,989
  Proceeds from sale of insurance affiliate.................        --         --      36,000
  Investing activities of discontinued operations...........      (355)    (1,893)       (275)
                                                              --------   --------   ---------
         Net cash provided by (used in) investing
           activities.......................................   (41,726)   (25,657)     63,496
                                                              --------   --------   ---------
Cash flows from financing activities:
  Borrowings (payments) on bank revolving credit agreements,
    net.....................................................     8,400    (37,800)     (6,600)
  Increase in long-term debt................................        --     50,000          --
  Payments on long-term debt................................    (5,676)   (39,333)     (5,333)
  Purchase of treasury stock................................   (26,331)   (11,700)    (91,247)
  Proceeds from exercise of stock options...................     1,352      1,489       3,056
                                                              --------   --------   ---------
         Net cash used in financing activities..............   (22,255)   (37,344)   (100,124)
                                                              --------   --------   ---------
         Increase (decrease) in cash and invested cash......        87        499      (1,182)
Cash and invested cash, beginning of year...................     1,457      1,544       2,043
                                                              --------   --------   ---------
Cash and invested cash, end of year.........................  $  1,544   $  2,043   $     861
                                                              ========   ========   =========
Supplemental disclosures of cash flow information:
  Cash paid during the year:
    Interest................................................  $ 12,915   $ 12,640   $  11,635
    Income taxes............................................  $  9,569   $  9,762   $  18,998
Noncash investing and financing activity:
  Assumption of liabilities in connection with purchase of
    assets of diesel repair company.........................  $  2,623   $     --   $      --

                See accompanying notes to financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

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

     Operations. The Company is currently engaged in two segments as follows:

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

     Available-for-Sale Securities. The Company's wholly-owned captive insurance subsidiary has available-for-sale investments reported at fair value with the net unrealized gain or loss on such investments recorded as a separate component of shareholders' equity, net of deferred tax. Investments are recorded on a trade date basis with balances pending settlement accrued in the balance sheet. Realized gains and losses on sales of investments are determined on the basis of average cost. Investment income is recognized when earned and includes the amortization of premiums or discount on investments.

     Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for potentially uncollectable balances. It is the Company's opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 1997 and 1998 are $11,440,000 and $6,129,000, respectively, of accruals for diesel repair work in process which have not been invoiced as of the end of each year.

     The Company's marine transportation and diesel repair operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with mutual insurance and reinsurance companies. As of December 31, 1997 and 1998, the Company had receivables of $13,040,000 and $12,478,000, respectively, from the mutual insurance and reinsurance companies to cover anticipated claims over the Company's deductible.

     Depreciation. Property and equipment is depreciated on the straight-line method over the estimated useful lives of the assets as follows: marine transportation equipment, 6-35 years; buildings, 10-25 years; other equipment, 2-10 years; leasehold improvements, term of lease.

     Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily trade accounts receivables. The Company's marine transportation customers include the major oil refiners and petrochemical companies. The diesel repair customers are offshore well service companies, inland and offshore marine transportation companies, commercial fishing companies, electric utilities and the United States Government. Credit risk with respect to these trade

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS -- (CONTINUED) receivables is generally considered minimal because of the credit history of such companies as well as the Company having procedures in effect to monitor the credit worthiness of customers.

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

     Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase are included in goodwill. The goodwill is amortized over the period of the lives of the underlying marine transportation or diesel repair assets acquired in the transaction, which generally approximates 15 years. Management monitors the recoverability of the goodwill on an ongoing basis based on projections of the future cash flows, excluding interest expense, of acquired assets.

     Taxes on Income. The Company follows the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     In September 1998, the Company reduced the carrying value of an offshore liquid tank barge and tug unit by taking an $8,333,000 pre-tax impairment charge. The after-tax effect of the charge was $5,416,000 or $.24 per share. The unit was sold in October 1998 for a price approximating the revised carrying value of the unit. No gain or loss was recognized from the sale of the unit.

     In December 1998, a marine partnership in which the Company owns a 50% interest, reduced the carrying value of an offshore dry-cargo barge and tug unit by taking a $5,900,000 pre-tax impairment charge in

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS -- (CONTINUED) accordance with SFAS No. 121. The Company's portion of the charge was $2,950,000 and the after-tax effect of the charge to the Company was $1,918,000 or $.09 per share. The Company's portion of the charge is reflected in equity in earnings of marine affiliates on the statement of earnings.

     Adoption of New Accounting Standards. As more fully described in Note 9, Stock Option Plans, the Company has five employee stock option plans for selected officers and other key employees, two Director stock option plans for nonemployee Directors of the Company, and a 25,000 share nonqualified stock option granted to Robert G. Stone, Jr., former Chairman of the Board and current Director of the Company. SFAS "Accounting for Stock-Based Compensation" ("SFAS No. 123") provides for a company to either apply a fair value based method of accounting for its stock-based compensation plans, or to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees."

     The Company follows APB Opinion No. 25; however, under the fair value based method of SFAS No. 123, the Company's net earnings and earnings per share for the years ended December 31, 1996, 1997 and 1998 would have been reduced as follows (in thousands, except per share amounts):

                                            1996                   1997                   1998
                                    --------------------   --------------------   --------------------
                                       AS                     AS                     AS
                                    REPORTED   PRO FORMA   REPORTED   PRO FORMA   REPORTED   PRO FORMA
                                    --------   ---------   --------   ---------   --------   ---------
Net earnings from continuing
  operations......................  $21,208     $20,251    $22,705     $20,527    $10,109     $7,598
Net earnings per share from
  continuing operations:
  Basic...........................  $   .83     $   .79    $   .93     $   .84    $   .46     $  .35
  Diluted.........................  $   .82     $   .79    $   .92     $   .83    $   .46     $  .34
Net earnings (loss) from
  discontinued operations.........  $ 6,021     $ 6,021    $(1,023)    $(1,023)   $    --     $   --
Net earnings (loss) per share from
  discontinued operations:
  Basic...........................  $   .24     $   .24    $  (.04)    $  (.04)   $    --     $   --
  Diluted.........................  $   .24     $   .23    $  (.04)    $  (.04)   $    --     $   --
Net earnings......................  $27,229     $26,272    $21,682     $19,504    $10,109     $7,598
Net earnings per share:
  Basic...........................  $  1.07     $  1.03    $   .89     $   .80    $   .46     $  .35
  Diluted.........................  $  1.06     $  1.02    $   .88     $   .79    $   .46     $  .34

     The weighted average fair value of options granted during 1996, 1997 and 1998 was $12.12, $11.44 and $15.71, respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were as follows: average risk-free interest rate based on 10-year Treasury bonds -- 6.2% for 1996, 6.6% for 1997 and 5.6% for 1998; stock price volatility -- 48% for 1996, 51% for 1997 and 59% for 1998; and estimated option term -- 9 years. Under the provisions of SFAS No. 123, the pro forma disclosures above include only the effects of stock options granted by the Company subsequent to December 31, 1994. During this initial phase-in period, the pro forma disclosures as required by SFAS No. 123 are not representative of the effects on reported net income for future years as options vest over several years and additional awards are generally made each year.

     The FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") in June 1997, which establishes standards for reporting and display of comprehensive income and its components

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS -- (CONTINUED) in a full set of financial statements. Comprehensive income includes all changes in a company's equity, except those resulting from investments by owners and distributions to owners, including among other things, foreign currency transaction adjustments and unrealized gains and losses on available-for-sale securities. Effective January 1, 1998, the Company adopted SFAS No. 130.

     The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), in June 1997 which establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports issued to shareholders. Effective December 31, 1998, the Company adopted SFAS No. 131.

     The Company's reportable segments are strategic business units that offer different services. Each segment has a separate management team, as the segments require different technology and marketing strategies. The Company's reportable segments are marine transportation and diesel repair, as set forth under Operations above, and described in Note 14, Segment Data.

     The FASB issued SFAS No. 132, "Employees' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132") in February 1998, which revised employer's disclosures about pension and other postretirement benefit plans. SFAS No. 132 did not change the measurement of recognition of those plans. The statement standardized the disclosure requirements for pension and other postretirement benefits to the extent practicable, requiring additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis and eliminate certain disclosures. Effective December 31, 1998, the Company adopted SFAS No. 132, restating all previously reported benefit plan disclosures to conform with the new disclosure requirements, the effects of which are more fully described in Note 10, Retirement Plans.

(2) DISCONTINUED OPERATIONS

     During the 1997 fourth quarter, the Company announced its intention to review alternative strategies concerning certain offshore assets. In this regard, the Company entered into a definitive purchase agreement, dated January 28, 1998, to sell its U.S. flag offshore product tanker operation and its harbor service operation. In accordance with the purchase agreement, on March 16, 1998, Hvide Marine Incorporated acquired the Company's harbor service operation and two tankers, and August Trading, Inc. acquired five tankers, for a combined purchase price of $38,600,000 in cash, subject to certain adjustments. The U.S. flag offshore product tankers transported refined products from the U.S. Gulf Coast to Florida and the East Coast, with occasional voyages to the U.S. West Coast. The Company's harbor service operation primarily provided towing, docking and shifting services for vessels calling at the ports of Beaumont, Port Arthur and Orange, Texas and the port of Lake Charles, Louisiana.

     The offshore tanker and harbor service operations' financial results were accounted for as discontinued operations as of December 31, 1997, and previously reported financial statements were restated to reflect the discontinuation of the operations. The Company recorded a financial net loss of $3,966,000 as of December 31, 1997 for the sale of the tanker and harbor service operations.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2) DISCONTINUED OPERATIONS -- (CONTINUED)
     A summary of the financial position of the discontinued operations as of December 31, 1997 included in the accompanying balance sheets follows (in thousands):

                                                               1997
                                                              -------
ASSETS
Current assets..............................................  $11,742
Property and equipment, net.................................   36,481
Sundry......................................................      813
                                                              -------
                                                              $49,036
                                                              =======
LIABILITIES
Current liabilities.........................................  $ 8,449
Deferred taxes..............................................    1,299
Other long-term liabilities.................................    1,379
                                                              -------
                                                              $11,127
                                                              =======

     A summary of the results of the discontinued operations included in the accompanying statements of earnings for the years ended December 31, 1996 and 1997 follows (in thousands):

                                                               1996      1997
                                                              -------   -------
Revenues:
  Marine transportation.....................................  $66,773   $66,434
  Loss on disposition of assets.............................      (81)       --
  Other.....................................................      362       166
                                                              -------   -------
                                                               67,054    66,600
                                                              -------   -------
Costs and expenses:
  Costs of sales and operating expenses.....................   46,023    49,819
  Selling, general and administrative.......................    5,008     5,236
  Taxes, other than income..................................      250       322
  Depreciation and amortization.............................    6,419     6,625
                                                              -------   -------
                                                               57,700    62,002
                                                              -------   -------
     Operating income.......................................    9,354     4,598
Interest expense............................................       --        --
                                                              -------   -------
     Earnings before taxes on income........................    9,354     4,598
Provision for taxes on income...............................   (3,333)   (1,655)
                                                              -------   -------
          Net earnings......................................  $ 6,021   $ 2,943
                                                              =======   =======
Estimated loss on sale of discontinued operations, including provision for net operating losses of $700,000 during the
  phase-out period (less applicable income tax benefit of
  $2,135,000)...............................................  $    --   $(3,966)
                                                              =======   =======

(3) SALE OF REMAINING INTEREST IN UNIVERSAL INSURANCE COMPANY

     Effective September 30, 1998, the Company sold its remaining 45% voting common stock interest and its non-voting preferred stock interest in Universal Insurance Company ("Universal") for $36,000,000 in cash. Universal, a property and casualty insurance company in the Commonwealth of Puerto Rico, was formed by the Company in 1972. In September 1992, the Company merged Universal with Eastern America Insurance

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(3) SALE OF REMAINING INTEREST IN UNIVERSAL INSURANCE COMPANY -- (CONTINUED) Company ("Eastern America"), a subsidiary of Eastern America Insurance Group, Inc. ("Eastern America Group"). In accordance with a shareholders agreement among the Company, Universal and Eastern America Group, through redemption rights, Universal had the obligation to purchase the Company's entire interest in Universal gradually, over a 15 year period. The Company closed the sale on October 7, 1998 and the cash proceeds were used to reduce the Company's revolving line of credit.

     Under an anticipated redemption schedule, the Company would have received a stream of cash payments between now and the year 2008 totaling $62,000,000. The $36,000,000 received represented the present value of the payment stream. Including prior redemptions and the final sale, the Company received total payments of $58,000,000 for its interest in Universal.

     The Company recognized, during the 1998 third quarter, a pre-tax loss for financial purposes of $10,536,000 on the Universal transaction. The Company's investment in Universal, accounted for under the equity method of accounting, was based on the estimated receipt of $62,000,000 of redemption payments to the Company over the next eleven years, and the recording of the remaining built-in gain on the sale.

(4) ACQUISITION

     On July 31, 1996, a subsidiary of the Company purchased the operating assets of MKW Power Systems, Inc., a subsidiary of Wartsila Diesel, N.A. ("MKW"), for approximately $5,700,000 in cash plus approximately $8,500,000 for MKW's working capital. The acquisition expanded the diesel repair segment's relationship with the Electro-Motive Division of General Motors ("EMD") to an authorized distributorship for 17 eastern states and the Caribbean. Funding for the transaction was provided through the Company's bank revolving credit agreement. Operations of the assets acquired from MKW were included as part of the Company's operations effective July 31, 1996, in accordance with the purchase method of accounting.

(5) INVESTMENTS

     The Company's wholly-owned captive insurance subsidiary accounts for investments in debt and equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which establishes certain criteria for the accounting and reporting of investments in debt and equity securities that have readily determinable fair values. Investments in debt and equity securities as of December 31, 1997 and 1998 qualify as available-for-sale securities in accordance with SFAS No. 115. Realized gains and losses on the sale of the securities in the statements of earnings are computed by using the specific cost of the security when originally purchased and include net unrealized holding gains and losses as a separate component of accumulated other comprehensive income and in the reconciliation of comprehensive income included in the statement of stockholders' equity, net of tax liability (benefit) of $(17,000), $308,000 and $182,000 at December 31, 1996, 1997 and 1998, respectively.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5) INVESTMENTS -- (CONTINUED)
     A summary of the investments as of December 31, 1997 and 1998 is as follows (in thousands):

                                                                 GROSS        GROSS      FAIR VALUE AS
                                                   AMORTIZED   UNREALIZED   UNREALIZED   SHOWN IN THE
TYPE OF INVESTMENT                                   COST        LOSSES       GAINS      BALANCE SHEET
------------------                                 ---------   ----------   ----------   -------------
December 31, 1997:
Short-term investments..........................    $   367      $  --         $ --         $   367
Bonds and notes:
  United States corporate bonds.................      5,439        (40)          60           5,459
  United States Government bonds and issues.....      6,078         --          173           6,251
Mortgage backed securities......................      5,978         --           59           6,037
Foreign corporate securities....................      3,489         --          170           3,659
                                                    -------      -----         ----         -------
                                                    $21,351      $ (40)        $462         $21,773
                                                    =======      =====         ====         =======
December 31, 1998:
Short-term investments..........................    $   347      $  --         $ --         $   347
Bonds and notes:
  United States corporate bonds.................      4,652       (110)         263           4,805
  United States Government bonds and issues.....      5,191         (2)         227           5,416
  Foreign government bonds......................      1,382         --           24           1,406
Mortgage backed securities......................      7,652         (3)          96           7,745
Foreign corporate securities....................      1,057         (7)          26           1,076
                                                    -------      -----         ----         -------
                                                    $20,281      $(122)        $636         $20,795
                                                    =======      =====         ====         =======

     A summary of the available-for-sale securities by maturities as of December 31, 1997 and 1998 is as follows (in thousands):

                                                               1997                  1998
                                                        -------------------   -------------------
                                                        AMORTIZED   MARKET    AMORTIZED   MARKET
                                                          COST       VALUE      COST       VALUE
                                                        ---------   -------   ---------   -------
Investment maturing within:
  One to five years...................................   $ 5,464    $ 5,485    $ 2,994    $ 3,035
  Five to ten years...................................     5,079      5,292      8,451      8,839
  Greater than ten years..............................    10,808     10,996      8,836      8,921
                                                         -------    -------    -------    -------
                                                         $21,351    $21,773    $20,281    $20,795
                                                         =======    =======    =======    =======

(6) LONG-TERM DEBT

     Long-term debt at December 31, 1997 and 1998 consisted of the following (in thousands):

                                                                1997       1998
                                                              --------   --------
Long-term debt, including current portion:
  Revolving credit loans due September 19, 2002.............  $ 32,600   $ 26,000
  Medium term notes due June 1, 2000........................    45,000     45,000
  Medium term notes due January 29, 2002....................    50,000     50,000
  8.22% senior notes, $5,000,000 due annually through June
     30, 2002...............................................    25,000     20,000
  Other long-term debt......................................     2,218      1,885
                                                              --------   --------
                                                              $154,818   $142,885
                                                              ========   ========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6) LONG-TERM DEBT -- (CONTINUED)
     The aggregate payments due on the long-term debt in each of the next five years are as follows (in thousands):

1999........................................................  $  5,333
2000........................................................    50,333
2001........................................................     5,333
2002........................................................    81,333
2003........................................................       333
Thereafter..................................................       220
                                                              --------
                                                              $142,885
                                                              ========

     The Company has a $100,000,000 revolving credit agreement (the "Credit Agreement") with Chase Bank of Texas, N.A. ("Chase") as agent bank. On September 19, 1997 the Company agreed to new terms with Chase regarding the Credit Agreement, superseding the previous Credit Agreement dated March 18, 1996. Under the new term, the maturity date was extended to September 19, 2002 from December 31, 1998. The new Credit Agreement reduced the margin of interest paid on its borrowings, provided adjusted interest rates based on the Company's senior credit rating and eliminated certain financial covenants. The new Credit Agreement also contains usual and customary events of default. The Credit Agreement was amended effective January 30, 1998, to provide a one-time allowance for the disposition of assets at the subsidiary level. The amendment also modified the minimum net worth covenant and fixed charge calculation. The Credit Agreement was also amended effective November 30, 1998 to modify the minimum net worth covenant to allow for anticipated activity under the Company's stock repurchase program. The Company was in compliance with all covenants as of December 31, 1998. Proceeds under the Credit Agreement may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company's common stock, or for possible business acquisitions. At December 31, 1998, the amount outstanding under the Credit Agreement totaled $26,000,000 and the average interest rate was 6.14%. The average borrowing under the Credit Agreement during 1998 was $46,570,000, computed by using the daily balance, and the weighted average interest rate was 6.18% computed by dividing the interest expense under the Credit Agreement by the average Credit Agreement borrowings. The maximum Credit Agreement borrowings outstanding at any month end during 1998 totaled $62,800,000. At December 31, 1998, the Company had $74,000,000 available for takedown under the Credit Agreement.

     The Company has on file a shelf registration on Form S-3 with the Securities and Exchange Commission providing for the issue of up to $250,000,000 of medium term notes ("Medium Term Notes") at fixed or floating interest rates with maturities of nine months or longer. Activities under the Medium Term Notes program have been as follows (in thousands):

                                                              OUTSTANDING   INTEREST   AVAILABLE
                                                                BALANCE       RATE      BALANCE
                                                              -----------   --------   ---------
Medium Term Notes program...................................   $     --                $250,000
Issuance March 1995 (Maturity March 10, 1997)...............     34,000       7.77%     216,000
Issuance June 1995 (Maturity June 1, 2000)..................     45,000       7.25%     171,000
                                                               --------
Outstanding December 31, 1995 and 1996......................     79,000                 171,000
Issuance January 1997 (Maturity January 29, 2002)...........     50,000       7.05%     121,000
Payment March 1997..........................................    (34,000)                121,000
                                                               --------
Outstanding December 31, 1997 and 1998......................   $ 95,000                $121,000
                                                               ========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6) LONG-TERM DEBT -- (CONTINUED)
     Proceeds from the issuance of Medium Term Notes have been used to retire certain bank credit agreements, reduce the Company's Credit Agreement and retire the $34,000,000 of Medium Term Notes due March 10, 1997. The $121,000,000 available balance as of December 31, 1998 may be used for future business and equipment acquisitions, working capital requirements and reductions of the Company's Credit Agreement.

     In August 1992, the Company's principal marine transportation subsidiary entered into a $50,000,000 private placement of 8.22% senior notes due June 30, 2002. Principal payments of $5,000,000, plus interest, are due annually through June 30, 2002. At December 31, 1998, $20,000,000 was outstanding under the senior notes.

     The Company is of the opinion that the amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt at December 31, 1997 and 1998.

(7) TAXES ON INCOME

     Earnings from continuing operations before taxes on income and details of the provision for taxes on income from continuing operations for United States and Puerto Rico operations for the years ended December 31, 1996, 1997 and 1998 are as follows (in thousands):

                                                           1996      1997      1998
                                                          -------   -------   -------
Earnings before taxes on income:
  United States.........................................  $31,893   $31,863   $15,690
  Puerto Rico...........................................    2,171     4,609     1,325
                                                          -------   -------   -------
                                                          $34,064   $36,472   $17,015
                                                          =======   =======   =======
Provision (credit) for taxes on income:
  United States:
     Current............................................  $11,586   $ 9,265   $11,016
     Deferred...........................................      385     2,741    (5,017)
     State and local....................................      885       836       907
                                                          -------   -------   -------
                                                           12,856    12,842     6,906
  Puerto Rico...........................................       --       925        --
                                                          -------   -------   -------
                                                          $12,856   $13,767   $ 6,906
                                                          =======   =======   =======

     Earnings from discontinued operations before taxes on income and details of the provision for taxes on income from United States discontinued operations for the years ended December 31, 1996 and 1997 are as follows (in thousands):

                                                               1996     1997
                                                              ------   ------
Earnings before taxes on income.............................  $9,354   $4,598
                                                              ======   ======
Provision for taxes on income:
  Current...................................................  $  710   $  977
  Deferred..................................................   2,586      661
  State and local...........................................      37       17
                                                              ------   ------
                                                              $3,333   $1,655
                                                              ======   ======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) TAXES ON INCOME -- (CONTINUED)
     During the three years ended December 31, 1996, 1997 and 1998, tax benefits related to the exercise of stock options that were allocated directly to additional paid-in capital totaled $181,000, $439,000 and $1,088,000, respectively.

     The Company's provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 1996, 1997 and 1998 due to the following:

                                                              1996   1997   1998
                                                              ----   ----   ----
United States income tax statutory rate.....................  35.0%  35.0%  35.0%
Puerto Rico taxes...........................................    --    2.3     --
State and local taxes.......................................   2.1    2.1    5.3
Foreign tax credit..........................................    --   (2.5)    --
Other.......................................................    .2     .7     .3
                                                              ----   ----   ----
                                                              37.3%  37.6%  40.6%
                                                              ====   ====   ====

     The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax assets and liabilities at December 31, 1996, 1997 and 1998 are as follows (in thousands):

                                                                1996       1997       1998
                                                              --------   --------   --------
Current deferred tax assets:
  Compensated absences......................................  $    772   $    814   $    659
  Allowance for doubtful accounts...........................       258        290        356
  Other.....................................................      (430)       364        172
                                                              --------   --------   --------
                                                              $    600   $  1,468   $  1,187
                                                              ========   ========   ========
Non-current deferred tax assets and liabilities:
  Deferred tax assets:
     Alternative minimum tax credit carryforwards...........  $ 11,383   $ 12,561   $     --
     Postretirement health care benefits....................     2,054      2,252      1,962
     Marine insurance claims reserves.......................       628        839        764
     Other..................................................       965      2,816      1,723
                                                              --------   --------   --------
                                                                15,030     18,468      4,449
                                                              --------   --------   --------
  Deferred tax liabilities:
     Property...............................................   (40,632)   (46,643)   (43,703)
     Undistributed earnings from foreign subsidiaries.......   (15,896)   (16,145)        --
     Deferred state taxes...................................      (657)      (707)      (757)
     Scheduled vessel maintenance costs.....................    (3,746)    (3,382)       (34)
                                                              --------   --------   --------
                                                               (60,931)   (66,877)   (44,494)
                                                              --------   --------   --------
                                                              $(45,901)  $(48,409)  $(40,045)
                                                              ========   ========   ========

     The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(8) LEASES

     The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Total rental expense for the years ended December 31, 1996, 1997 and 1998 follows (in thousands):

                                                              1996     1997     1998
                                                             ------   ------   ------
Rental expense:
  Marine equipment.........................................  $1,803   $1,803   $1,803
  Other buildings and equipment............................   1,050    1,398    1,423
Sublease rental............................................     (10)     (10)     (10)
                                                             ------   ------   ------
          Net rental expense...............................  $2,843   $3,191   $3,216
                                                             ======   ======   ======

     Rental commitments under noncancelable leases are as follows (in thousands):

                                                                  LAND,
                                                                BUILDINGS
                                                              AND EQUIPMENT
                                                              -------------
1999........................................................     $3,088
2000........................................................      1,200
2001........................................................        741
2002........................................................        571
2003........................................................        420
Thereafter..................................................        484
                                                                 ------
                                                                 $6,504
                                                                 ======

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) STOCK OPTION PLANS -- (CONTINUED)
     Changes in options outstanding under the employee plans described above for the years ended December 31, 1996, 1997 and 1998 are summarized as follows:

                                                              NON-QUALIFIED OR
                                                                NONINCENTIVE
                                                                STOCK OPTIONS
                                                          -------------------------    OPTION PRICE
                                                          OUTSTANDING   EXERCISABLE   RANGE PER SHARE
                                                          -----------   -----------   ---------------
Outstanding December 31, 1995...........................   1,211,400      643,500      $ 3.69-$21.38
  Granted...............................................     961,000           --      $16.44-$19.50
  Became exercisable....................................          --      247,162      $12.94-$21.38
  Exercised.............................................     (90,500)     (90,500)     $ 6.56-$18.31
  Canceled or expired...................................     (58,500)     (30,000)     $12.94-$18.31
                                                           ---------     --------
Outstanding December 31, 1996...........................   2,023,400      770,162      $ 3.69-$21.38
  Granted...............................................      42,500           --             $18.56
  Became exercisable....................................          --      161,163      $12.94-$21.38
  Exercised.............................................    (133,550)    (133,550)     $ 3.69-$18.31
  Canceled or expired...................................     (15,000)      (3,000)     $16.31-$18.56
                                                           ---------     --------
Outstanding December 31, 1997...........................   1,917,350      794,775      $ 3.69-$21.38
  Granted...............................................      18,000           --             $19.88
  Became exercisable....................................          --      108,537      $16.31-$21.38
  Exercised.............................................    (288,300)    (288,300)     $ 3.69-$21.38
  Canceled or expired...................................     (96,100)      (1,050)     $16.31-$19.50
                                                           ---------     --------
Outstanding December 31, 1998...........................   1,550,950      613,962      $ 6.56-$21.38
                                                           =========     ========

     At December 31, 1998, 778,914 shares were available for future grants under the employee plans and 125,500 shares of the outstanding stock options under the employee plans were issued with limited stock appreciation rights.

     The Company has two Director stock option plans, which were adopted in 1989 and 1994 for nonemployee Directors of the Company. The 1989 Director Plan provides for the issuance of nonincentive options to Directors of the Company to purchase up to 150,000 shares of common stock. The 1994 Director Plan provides for the issuance on non-qualified options to Directors of the Company, including Advisory Directors, to purchase up to 100,000 shares of common stock. The Director plans are intended as an incentive to attract and retain qualified, independent directors.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) STOCK OPTION PLANS -- (CONTINUED)
     Changes in options outstanding under the Director plans described above for the years ended December 31, 1996, 1997 and 1998 are summarized as follows:

                                                              NON-QUALIFIED OR
                                                                NONINCENTIVE
                                                                STOCK OPTIONS
                                                          -------------------------    OPTION PRICE
                                                          OUTSTANDING   EXERCISABLE   RANGE PER SHARE
                                                          -----------   -----------   ---------------
Outstanding December 31, 1995...........................     91,500        91,500      $ 7.56-$21.38
  Granted...............................................     20,500            --      $16.63-$17.94
  Became exercisable....................................         --        20,500      $16.63-$17.94
  Exercised.............................................    (20,000)      (20,000)             $7.56
                                                            -------       -------
Outstanding December 31, 1996...........................     92,000        92,000      $ 7.56-$21.38
  Granted...............................................     10,500            --             $17.06
  Became exercisable....................................         --        10,500             $17.06
  Exercised.............................................     (1,500)       (1,500)            $16.69
  Canceled or expired...................................     (7,500)       (7,500)     $16.69-$21.38
                                                            -------       -------
Outstanding December 31, 1997...........................     93,500        93,500      $ 7.56-$21.38
  Granted...............................................     17,000            --      $19.88-$25.50
  Became exercisable....................................         --        17,000      $19.88-$25.50
                                                            -------       -------
Outstanding December 31, 1998...........................    110,500       110,500      $ 7.56-$25.50
                                                            =======       =======

     The Company has a 1993 nonqualified stock option for 25,000 shares granted to Robert G. Stone, Jr. at an exercise price of $18.625, all of which are currently exercisable. The grant serves as an incentive to retain the optionee as a member of the Board of Directors of the Company.

(10) RETIREMENT PLANS

     The marine transportation subsidiaries sponsor defined benefit plans for certain ocean-going personnel. The plan benefits are based on an employee's years of service. The plans' assets primarily consist of fixed income securities and corporate stocks. Funding of the plans is based on actuarial computations that are designed to satisfy minimum funding requirements of applicable regulations and to achieve adequate funding of projected benefit obligations.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(10) RETIREMENT PLANS -- (CONTINUED)
     The following table presents the funded status and amounts recognized in the Company's consolidated balance sheet for the Company's defined benefit plans (in thousands):

                                                               1997      1998
                                                              -------   -------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year...................  $15,941   $17,609
  Service cost..............................................    1,257     1,143
  Interest cost.............................................    1,205     1,402
  Amendments................................................       --       735
  Actuarial (gain) loss.....................................     (289)    1,581
  Curtailment loss..........................................       --       178
  Benefits paid.............................................     (505)     (720)
                                                              -------   -------
  Benefit obligation at end of year.........................   17,609    21,928
                                                              -------   -------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year............   15,243    18,551
  Actual return on plan assets..............................    3,240     2,671
  Employer contribution.....................................      573       382
  Benefits paid.............................................     (505)     (720)
                                                              -------   -------
  Fair value of plan assets at end of year..................   18,551    20,884
                                                              -------   -------
  Funded status.............................................      942    (1,044)
  Unrecognized net actuarial gain...........................   (2,526)   (1,699)
  Unrecognized prior service cost...........................      992     1,446
  Unrecognized net transition obligation....................       74        57
                                                              -------   -------
  Accrued pension liability.................................  $  (518)  $(1,240)
                                                              =======   =======

     The components of pension expense are as follows (in thousands):

                                                           1996      1997      1998
                                                          -------   -------   -------
Service cost............................................  $ 1,357   $ 1,257   $ 1,143
Interest cost...........................................    1,090     1,205     1,402
Expected return on assets...............................   (1,150)   (1,406)   (1,691)
Amortization of transition obligation...................       17        17        17
Amortization of prior service cost......................      192       192       258
Amortization of actuarial gain..........................       --       (12)      (47)
Less partnerships' allocation...........................      (32)      (22)      (85)
Curtailment charge......................................       --        --        22
                                                          -------   -------   -------
Net pension expense.....................................  $ 1,474   $ 1,231   $ 1,019
                                                          =======   =======   =======

     The Company sponsors defined contribution plans for all shore-based employees and certain ocean-going personnel. Maximum contributions to these plans equal the lesser of 15% of the aggregate compensation paid to all participating employees, or up to 20% of each subsidiary's earnings before federal income tax after certain adjustments for each fiscal year. The aggregate contributions to the plans were approximately $3,871,000, $3,929,000 and $3,836,000 in 1996, 1997 and 1998, respectively.

     In addition to the Company's defined benefit pension plans, the Company sponsors an unfunded defined benefit health care plan that provides limited postretirement medical benefits to employees, who meet

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(10) RETIREMENT PLANS -- (CONTINUED)
minimum age and service requirements, and eligible dependents. The plan is contributory, with retiree contributions adjusted annually.

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

     The following table presents the unfunded defined benefit health care plan's funded status and amounts recognized in the Company's consolidated balance sheet (in thousands):

                                                               1997      1998
                                                              -------   -------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year...................  $ 6,181   $ 5,609
  Service cost..............................................      364       317
  Interest cost.............................................      478       415
  Actuarial loss (gain).....................................       50       (81)
  Curtailment (gain) loss...................................   (1,110)      233
  Benefits paid.............................................     (330)     (619)
  Less partnerships' allocation.............................      (24)      (19)
                                                              -------   -------
  Benefit obligation at end of year.........................    5,609     5,855
                                                              -------   -------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year............       --        --
  Employer contribution.....................................      330       619
  Benefits paid.............................................     (330)     (619)
                                                              -------   -------
  Fair value of plan assets at end of year..................       --        --
                                                              -------   -------
  Funded status.............................................   (5,609)   (5,855)
  Unrecognized net actuarial loss...........................      277       196
  Unrecognized prior service cost...........................       85        72
                                                              -------   -------
  Accrued postretirement benefit cost.......................  $ 5,247   $ 5,587
                                                              =======   =======

     The components of postretirement benefit expense are as follows (in thousands):

                                                              1996   1997   1998
                                                              ----   ----   ----
Service cost................................................  $381   $364   $317
Interest cost...............................................   434    478    415
Amortization of prior service cost..........................     8      8      5
Less partnerships' allocation...............................   (21)   (22)   (20)
                                                              ----   ----   ----
Postretirement benefit expense..............................  $802   $828   $717
                                                              ====   ====   ====

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

     The discount rate used in determining the accumulated postretirement benefit obligation was 6.75% at December 31, 1998 and 7.25% at December 31, 1997 and 1996.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(11) EARNINGS PER SHARE OF COMMON STOCK

     The following table presents basic and diluted earnings (loss) per share calculations for the years ended December 31, 1996, 1997 and 1998 (in thousands, except earnings per share):

                                                     INCOME (LOSS)      SHARES       EARNINGS (LOSS)
                                                      (NUMERATOR)    (DENOMINATOR)      PER SHARE
                                                     -------------   -------------   ---------------
For the year ended December 31, 1996:
  Basic earnings per share:
     Continuing operations.........................     $21,208         25,555            $ .83
     Discontinued operations.......................       6,021         25,555              .24
                                                        -------         ------            -----
                                                        $27,229         25,555            $1.07
                                                        =======         ======            =====
  Effect of dilutive securities:
     Employee and director common stock options....                        226
  Diluted earnings per share:
     Continuing operations.........................     $21,208         25,781            $ .82
     Discontinued operations.......................       6,021         25,781              .24
                                                        -------         ------            -----
                                                        $27,229         25,781            $1.06
                                                        =======         ======            =====
For the year ended December 31, 1997:
  Basic earnings (loss) per share:
     Continuing operations.........................     $22,705         24,381            $ .93
     Discontinued operations.......................      (1,023)        24,381             (.04)
                                                        -------         ------            -----
                                                        $21,682         24,381            $ .89
                                                        =======         ======            =====
  Effect of dilutive securities:
     Employee and director common stock options....                        213
  Diluted earnings (loss) per share:
     Continuing operations.........................     $22,705         24,594            $ .92
     Discontinued operations.......................      (1,023)        24,594             (.04)
                                                        -------         ------            -----
                                                        $21,682         24,594            $ .88
                                                        =======         ======            =====
For the year ended December 31, 1998:
  Basic earnings per share:
     Net earnings..................................     $10,109         21,847            $ .46
                                                        =======         ======            =====
  Effect of dilutive securities:
     Employee and director common stock options....                        266
  Diluted earnings per share:
     Net earnings..................................     $10,109         22,113            $ .46
                                                        =======         ======            =====

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(12) QUARTERLY RESULTS (UNAUDITED)

     The unaudited quarterly results for the year ended December 31, 1997 are as follows (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    1997        1997         1997            1997
                                                  ---------   --------   -------------   ------------
Revenues........................................   $80,264    $88,968       $84,219        $83,083
Costs and expenses..............................    73,752     76,743        72,783         71,099
                                                   -------    -------       -------        -------
  Operating income..............................     6,512     12,225        11,436         11,984
Equity in earnings of insurance affiliate.......       401      2,911           422            875
Equity in earnings of marine affiliates.........       863        531           778            912
Interest expense................................    (3,374)    (3,450)       (3,293)        (3,261)
                                                   -------    -------       -------        -------
  Earnings from continuing operations before
     taxes on income............................     4,402     12,217         9,343         10,510
Provision for taxes on income...................    (1,780)    (4,526)       (3,470)        (3,991)
                                                   -------    -------       -------        -------
  Earnings from continuing operations...........     2,622      7,691         5,873          6,519
Earnings (loss) for discontinued operations, net
  of taxes on income............................     2,117        414            76         (3,630)
                                                   -------    -------       -------        -------
  Net earnings..................................   $ 4,739    $ 8,105       $ 5,949        $ 2,889
                                                   =======    =======       =======        =======
Net earnings (loss) per share of common stock:
  Basic earnings (loss) per share:
     Continuing operations......................   $   .11    $   .31       $   .24        $   .27
     Discontinued operations....................       .08        .02            --           (.15)
                                                   -------    -------       -------        -------
          Net earnings..........................   $   .19    $   .33       $   .24        $   .12
                                                   =======    =======       =======        =======
  Diluted earnings (loss) per share:
     Continuing operations......................   $   .11    $   .31       $   .24        $   .27
     Discontinued operations....................       .08        .02            --           (.15)
                                                   -------    -------       -------        -------
          Net earnings..........................   $   .19    $   .33       $   .24        $   .12
                                                   =======    =======       =======        =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(12) QUARTERLY RESULTS (UNAUDITED) -- (CONTINUED)
     The unaudited quarterly results for the year ended December 31, 1998 are as follows (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    1998        1998         1998            1998
                                                  ---------   --------   -------------   ------------
Revenues........................................   $82,748    $84,884       $82,753        $81,870
Costs and expenses..............................    73,099     72,500        71,832         69,313
Impairment of long-lived assets.................        --         --         8,333             --
                                                   -------    -------       -------        -------
  Operating income..............................     9,649     12,384         2,588         12,557
Equity in earnings of insurance affiliate.......       494        413           418             --
Loss on sale of insurance affiliate.............        --         --       (10,536)            --
Equity in earnings (loss) of marine
  affiliates....................................       716      1,149         1,034         (1,953)
Interest expense................................    (2,767)    (3,232)       (3,236)        (2,663)
                                                   -------    -------       -------        -------
  Earnings (loss) before taxes on income........     8,092     10,714        (9,732)         7,941
(Provision) benefit for taxes on income.........    (3,052)    (4,039)        3,161         (2,976)
                                                   -------    -------       -------        -------
  Net earnings (loss)...........................   $ 5,040    $ 6,675       $(6,571)       $ 4,965
                                                   =======    =======       =======        =======
Net earnings (loss) per share of common stock:
  Basic.........................................   $   .21    $   .31       $  (.31)       $   .24
                                                   -------    -------       -------        -------
  Diluted.......................................   $   .21    $   .31       $  (.31)       $   .24
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

     Certain Significant Risks and Uncertainties. The Company's marine transportation segment is engaged in the inland marine transportation of industrial chemicals, petrochemical feedstocks, agricultural chemicals and refined petroleum products by tank barge along the Mississippi River System, Gulf Intracoastal Waterway and Houston Ship Channel. In addition, the segment is engaged in the offshore marine transportation of dry-bulk cargo, containers and palletized cargo by barge. Such products are transported between United States ports, with emphasis on the Gulf of Mexico and along the Northeast Seaboard and Caribbean Basin ports, with occasional voyages to South American, West African and European ports.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(13) CONTINGENCIES AND COMMITMENTS -- (CONTINUED)
     During 1998, the Company's marine transportation segment accounted for 77% of the Company's assets and the diesel repair segment accounted for 10%. Of total consolidated revenues, the marine transportation segment generated 74% during 1998, and the diesel repair segment generated 25%. Operating profits, excluding equity in earnings of affiliates and general corporate expenses, included an 82% contribution from the marine transportation segment and 18% contribution from the diesel repair segment.

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

     The customer base includes the major industrial chemical and petrochemical manufacturers, agricultural chemical manufacturers and refining companies in the United States. Approximately 80% of the movements of such products are under long-term contracts, ranging from one year to 10 years. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 30 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. The Dow Chemical Company accounted for 13% of the Company's revenues in 1998 and 1997 and 12% in 1996.

     Major customers of the diesel repair segment include the inland and offshore dry-bulk and tank barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities, the United States Coast Guard, Navy and Army, shortline railroads, industrial owners of locomotives, and stationary applications. The marine segment operates as non-exclusive authorized service centers for EMD and the locomotive segment serves as the exclusive distributorship of EMD aftermarket parts sales and services to the shortline and industrial railroad market. The acquisition of MKW in July 1996, more fully described in Note 4, Acquisition, expanded the diesel repair segment's relationship with EMD to an authorized distributorship for 17 eastern states and the Caribbean. The results of the diesel repair segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. The diesel repair segment's relationship with EMD has been maintained for 30 years. No single customer of the diesel repair segment accounted for more than 10% of the Company's revenues in 1996, 1997 and 1998.

     Weather can be a major factor in the day-to-day operations of the marine transportation segment. Adverse weather conditions, such as fog in the winter and spring months, can impair the operating efficiencies of the fleet. Shipments of products can be significantly delayed or postponed by weather conditions, which are totally beyond the control of management. River conditions are also factors which impair the efficiency of the fleet and can result in delays, diversions and limitations on night passages, horsepower requirements and size of tows. Additionally, much of the inland waterway system is controlled by a series of locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. Maintenance and operations of the navigable inland waterway infrastructure is a government function handled by the Corps of Engineers with costs shared by industry. Significant changes in governmental policies or appropriations with respect to maintenance and operations of the infrastructure could adversely affect the Company.

     The Company's marine transportation segment is subject to regulations by the United States Coast Guard, federal laws, state laws and certain international conventions. The Company believes that additional safety, environmental and occupational health regulations may be imposed on the marine industry. The Company believes that it is currently operating to standards at least the equal of such anticipated additional regulations. However, there can be no assurance that any such new regulations or requirements, or any discharge of pollutants by the Company, will not have an adverse effect on the Company.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(13) CONTINGENCIES AND COMMITMENTS -- (CONTINUED)
     The Company's marine transportation segment competes principally in markets subject to the Jones Act, a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, and manned and owned by United States citizens. During the past several years, the Jones Act cabotage provisions have come under attack by interests seeking to facilitate foreign flag competition in trades reserved for domestic companies and vessels under the Jones Act. The efforts have been consistently defeated by large margins in the United States Congress. The Company believes that continued efforts will be made to modify or eliminate the cabotage provisions of the Jones Act. If such efforts are successful, certain elements could have an adverse effect on the Company.

(14) SEGMENT DATA

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998. The segment information for 1996 and 1997 has been restated from prior years' presentations in order to conform to the 1998 presentation.

     The Company evaluates the performance of its segments based on operating income before income taxes, interest income and expense, gains or losses on sale of assets, accounting changes, and nonrecurring items. Intersegment sales are not significant.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(14) SEGMENT DATA -- (CONTINUED)
     The following table sets forth by reportable segment the revenues, profit or loss, identifiable assets, depreciation and amortization and capital expenditures attributable to the continuing principal activities of the Company for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                                                1996       1997       1998
                                                              --------   --------   --------
Revenues:
  Marine transportation.....................................  $249,594   $256,108   $244,839
  Diesel repair.............................................    70,422     79,136     82,241
  Other.....................................................     3,568      1,290      5,175
                                                              --------   --------   --------
                                                              $323,584   $336,534   $332,255
                                                              ========   ========   ========
Segment profit (loss):
  Marine transportation.....................................  $ 38,172   $ 39,542   $ 37,661
  Diesel repair.............................................     5,376      6,189      8,050
  Other.....................................................    (9,484)    (9,259)   (28,696)
                                                              --------   --------   --------
                                                              $ 34,064   $ 36,472   $ 17,015
                                                              ========   ========   ========
Total assets:
  Marine transportation.....................................  $320,816   $321,158   $301,020
  Diesel repair.............................................    48,012     47,290     38,588
  Other.....................................................   155,702    149,511     50,691
                                                              --------   --------   --------
                                                              $524,530   $517,959   $390,299
                                                              ========   ========   ========
Depreciation and amortization:
  Marine transportation.....................................  $ 25,818   $ 24,921   $ 23,977
  Diesel repair.............................................       883        980        917
  Other.....................................................     1,685      2,212      2,489
                                                              --------   --------   --------
                                                              $ 28,386   $ 28,113   $ 27,383
                                                              ========   ========   ========
Capital expenditures and business acquisitions:
  Marine transportation.....................................  $ 33,123   $ 20,161   $ 24,521
  Diesel repair.............................................    14,785        521      1,103
  Other.....................................................     2,716      3,824      1,821
                                                              --------   --------   --------
                                                              $ 50,624   $ 24,506   $ 27,445
                                                              ========   ========   ========

     The following table presents the details of "Other" segment profit (loss) for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                                         1996       1997       1998
                                                       --------   --------   --------
General corporate expenses...........................  $ (5,786)  $ (4,864)  $ (5,375)
Interest expense.....................................   (13,349)   (13,378)   (11,898)
Equity in earnings of affiliates.....................     6,083      7,693      2,271
Gain on sale of assets...............................     2,751        407      3,517
Impairment of long-lived assets......................        --         --     (8,333)
Loss on sale of equity investment....................        --         --    (10,536)
Other................................................       817        883      1,658
                                                       --------   --------   --------
                                                       $ (9,484)  $ (9,259)  $(28,696)
                                                       ========   ========   ========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(14) SEGMENT DATA -- (CONTINUED)
     The following table presents the details of "Other" total assets as of December 31, 1996, 1997 and 1998 (in thousands):

                                                          1996       1997      1998
                                                        --------   --------   -------
General corporate assets..............................  $ 39,086   $ 38,899   $37,896
Investments in affiliates.............................    57,251     61,576    12,795
Discontinued operations...............................    59,365     49,036        --
                                                        --------   --------   -------
                                                        $155,702   $149,511   $50,691
                                                        ========   ========   =======

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          1. Financial Statements:

     Included in Part III of this report:

          Report of KPMG LLP, Independent Public Accountants, on the financial statements of Kirby Corporation and Consolidated Subsidiaries for the years ended December 31, 1996, 1997 and 1998.

          Balance Sheets, December 31, 1997 and 1998.

          Statements of Earnings, for the years ended December 31, 1996, 1997 and 1998.

          Statements of Stockholders' Equity, for the years ended December 31, 1996, 1997 and 1998.

          Statements of Cash Flows, for the years ended December 31, 1996, 1997 and 1998.

          Notes to Financial Statements, for the years ended December 31, 1996, 1997 and 1998.

          2. Financial Statement Schedules

     All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

          3. Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended December 31, 1998.

          4. Exhibits

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.1            -- Restated Articles of Incorporation of Kirby Exploration
                            Company, Inc. (the "Company"), as amended (incorporated
                            by reference to Exhibit 3.1 of the Registrant's 1989
                            Registration Statement on Form S-3 (Reg. No. 33-30832)).
          3.2            -- Certificate of Amendment of Restated Articles of
                            Incorporation of the Company filed with the Secretary of
                            State of Nevada April 30, 1990 (incorporated by reference
                            to Exhibit 3.2 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1990).
          3.3            -- Bylaws of the Company, as amended (incorporated by
                            reference to Exhibit 3.2 of the Registrant's 1989
                            Registration Statement on Form S-3 (Reg. No. 33-30832)).
          3.4            -- Amendment to Bylaws of the Company effective April 24,
                            1990 (incorporated by reference to Exhibit 3.4 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1990).
          4.1            -- Indenture, dated as of December 2, 1994, between the
                            Company and Texas Commerce Bank National Association,
                            Trustee, (incorporated by reference to Exhibit 4.3 of the
                            Registrant's 1994 Registration Statement on Form S-3
                            (Reg. No. 33-56195)).
         10.1+           --  1976 Stock Option Plan of Kirby Exploration Company, as
                            amended, and forms of option agreements provided for
                            thereunder and related documents (incorporated by
                            reference to Exhibit 10.1 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1981).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.2+           -- 1982 Stock Option Plan for Kirby Exploration Company, and
                            forms of option agreements provided for thereunder and
                            related documents (incorporated by reference to Exhibit
                            10.5 of the Registrant's Annual Report on Form 10-K for
                            the year ended December 31, 1982).
         10.3+           -- Amendment to 1982 Stock Option Plan for Kirby Exploration
                            Company (incorporated by reference to Exhibit 10.5 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1986).
         10.4            -- Indemnification Agreement, dated April 29, 1986, between the Company and each of its Directors and certain key
                            employees (incorporated by reference to Exhibit 10.11 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1986).
         10.5+           -- 1989 Employee Stock Option Plan for the Company, as
                            amended (incorporated by reference to Exhibit 10.11 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1989).
         10.6+           -- 1989 Director Stock Option Plan for the Company, as
                            amended (incorporated by reference to Exhibit 10.12 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1989).
         10.7            -- Loan Agreement between Dixie Fuels Limited and NCNB
                            Leasing Corporation, dated as of February 4, 1992
                            (incorporated by reference to Exhibit 10.10 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1991).
         10.8            -- Note Purchase Agreement, dated as of August 12, 1992,
                            among Dixie Carriers, Inc., The Variable Annuity Life
                            Insurance Company, Provident Mutual Life and Annuity
                            Company of America, among others (incorporated by
                            reference to Exhibit 10.1 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1992).
         10.9+           -- Deferred Compensation Agreement dated August 12, 1985
                            between Dixie Carriers, Inc., and J. H. Pyne
                            (incorporated by reference to Exhibit 10.19 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1992).
         10.10           -- Agreement and Plan of Merger, dated April 1, 1993, among
                            Kirby Corporation, AFRAM Carriers, Inc. and AFRAM Lines
                            (USA) Co., Ltd. and the shareholders of AFRAM Lines (USA)
                            Co., Ltd. (incorporated by reference to Exhibit 2.1 of
                            the Registrant's Current Report on Form 8-K dated May 3,
                            1993).
         10.11+          -- 1994 Employee Stock Option Plan for Kirby Corporation
                            (incorporated by reference to Exhibit 10.21 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1993).
         10.12+          -- 1994 Nonemployee Director Stock Option Plan for Kirby
                            Corporation (incorporated by reference to Exhibit 10.22
                            of the Registrant's Annual Report on Form 10-K for the
                            year ended December 31, 1993).
         10.13+          -- 1993 Stock Option Plan of Kirby Corporation for Robert G.
                            Stone, Jr. (incorporated by reference to Exhibit 10.23 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1993).
         10.14+          -- Amendment to 1989 Director Stock Option Plan for Kirby
                            Exploration Company, Inc. (incorporated by reference to
                            Exhibit 10.24 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1993).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.15           -- Purchase Agreement, dated November 16, 1994, by and
                            between The Dow Chemical Company and Dow Hydrocarbons and
                            Resources, Inc., and Dixie Marine, Inc. (incorporated by
                            reference to Exhibit 10.25 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1994).
         10.16           -- Distribution Agreement, dated December 2, 1994, by and
                            among Kirby Corporation and Merrill Lynch, Pierce, Fenner
                            & Smith Incorporated, Salomon Brothers Inc, and Wertheim
                            Schroder & Co. Incorporated (incorporated by reference to
                            Exhibit 1.1 of the Registrant's Current Report on Form
                            8-K dated December 9, 1994).
         10.17+          -- 1996 Employee Stock Option Plan for Kirby Corporation
                            (incorporated by reference to Exhibit 10.24 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1996).
         10.18+          -- Amendment No. 1 to the 1994 Employee Stock Option Plan
                            for Kirby Corporation (incorporated by reference to
                            Exhibit 10.25 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1996).
         10.19           -- Credit Agreement, dated September 19, 1997, among Kirby
                            Corporation, the Banks named therein, and Texas Commerce
                            Bank National Association as Agent and Funds
                            Administrator (incorporated by reference to Exhibit 10.0
                            of the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1997).
         10.20           -- First Amendment to Credit Agreement, dated January 30,
                            1998, among Kirby Corporation, the Banks named therein,
                            and Chase Bank of Texas, N.A. as Agent and Funds
                            Administrator (incorporated by reference to Exhibit B2 of
                            the Registrant's Tender Offer Statement on Schedule 13E-4
                            filed with the Securities and Exchange Commission on
                            February 17, 1998).
         10.21           -- Asset Purchase Agreement, dated January 28, 1998, by and between Hvide Marine Incorporated, Sabine Transportation
                            Company (an Iowa corporation), Kirby Corporation, Sabine
                            Transportation Company (a Delaware corporation) and Kirby
                            Tankships, Inc. (incorporated by reference to Exhibit 2.1
                            of the Registrant's Current Report on Form 8-K dated
                            March 25, 1998).
         10.22*          -- Second Amendment to Credit Agreement, dated November 30,
                            1998, among Kirby Corporation, the Banks named therein,
                            and Chase Bank of Texas, N.A. as Agent and Funds
                            Administrator.
         21.1*           -- Principal Subsidiaries of the Registrant.
         23.1*           -- Consent of KPMG LLP.
         27.1*           -- Financial Data Schedule.
         28.1*           -- Independent Auditors' Report of Deloitte & Touche LLP.

---------------

* Filed herewith

+ Management contract, compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KIRBY CORPORATION
                                            (Registrant)

                                            By:     /s/ NORMAN W. NOLEN
                                              ----------------------------------
                                                       Norman W. Nolen
                                                    Senior Vice President

Dated: February 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                  CAPACITY                   DATE
                      ---------                                  --------                   ----

             /s/ GEORGE A. PETERKIN, JR.               Chairman of the Board and      February 25, 1999
-----------------------------------------------------    Director of the Company
               George A. Peterkin, Jr.

                   /s/ J. H. PYNE                      President, Director of the     February 25, 1999
-----------------------------------------------------    Company and Principal
                     J. H. Pyne                          Executive Officer

                 /s/ NORMAN W. NOLEN                   Senior Vice President,         February 25, 1999
-----------------------------------------------------    Treasurer, Assistant
                   Norman W. Nolen                       Secretary of the Company
                                                         and Principal Financial
                                                         Officer

               /s/ G. STEPHEN HOLCOMB                  Vice President, Controller,    February 25, 1999
-----------------------------------------------------    Assistant Secretary of the
                 G. Stephen Holcomb                      Company and Principal
                                                         Accounting Officer

             /s/ GEORGE F. CLEMENTS, JR.               Director of the Company        February 25, 1999
-----------------------------------------------------
               George F. Clements, Jr.

                   /s/ C. SEAN DAY                     Director of the Company        February 25, 1999
-----------------------------------------------------
                     C. Sean Day

                  /s/ BOB G. GOWER                     Director of the Company        February 25, 1999
-----------------------------------------------------
                    Bob G. Gower

             /s/ WILLIAM M. LAMONT, JR.                Director of the Company        February 25, 1999
-----------------------------------------------------
               William M. Lamont, Jr.

              /s/ ROBERT G. STONE, JR.                 Director of the Company        February 25, 1999
-----------------------------------------------------
                Robert G. Stone, Jr.

                /s/ THOMAS M. TAYLOR                   Director of the Company        February 25, 1999
-----------------------------------------------------
                  Thomas M. Taylor

               /s/ J. VIRGIL WAGGONER                  Director of the Company        February 25, 1999
-----------------------------------------------------
                 J. Virgil Waggoner

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.22           -- Second Amendment to Credit Agreement, dated November 30,
                            1998, among Kirby Corporation, the Banks named therein,
                            and Chase Bank of Texas, N.A. as Agent and Funds
                            Administrator.
         21.1            -- Principal Subsidiaries of the Registrant.
         23.1            -- Consent of KPMG LLP.
         27.1            -- Financial Data Schedule.
         28.1            -- Independent Auditors' Report of Deloitte & Touche LLP.