Form 10-Q
period 1999-03-31
KIRBY CORP
filed 1999-05-04
CIK 56047

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

        [ X ]            Quarterly  report pursuant to  Section  13  or
                         15(d) of the Securities and Exchange Act of 1934

                         For the quarter ended March 31, 1999

        [   ]            Transition  report pursuant to Section  13  or
                         15(d) of the Securities and Exchange Act of 1934

Commission File Number   1-7615

                             Kirby Corporation
-----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                 Nevada                                74-1884980
----------------------------------------    ---------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

    1775 St. James Place, Suite 200,                    77056-3453
              Houston, TX
----------------------------------------    ---------------------------------
(Address of principal executive offices)               (Zip Code)

                              (713) 435-1000
-----------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                                 No Change
-----------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  [ X ]          No   [   ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on May 4, 1999 was 20,097,529.

                      PART 1 - FINANCIAL INFORMATION

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         CONDENSED BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                                  March 31,    December 31,
                                                    1999           1998
                                                  ---------    ------------
                                                       ($ in thousands)
Current assets:
  Cash and cash equivalents                       $    646       $    861
  Available-for-sale securities                     20,214         20,795
  Accounts receivable:
   Trade - less allowance for doubtful accounts     46,641         53,586
   Insurance claims and other                       15,622         16,919
  Inventory - finished goods                        13,507         14,181
  Prepaid expenses                                   6,640          4,829
  Deferred income taxes                              1,036          1,187
                                                   -------        -------

     Total current assets                          104,306        112,358
                                                   -------        -------

Property and equipment, at cost                    470,696        466,443
  Less accumulated depreciation                    215,329        209,544
                                                   -------        -------

                                                   255,367        256,899
                                                   -------        -------

Investments in marine affiliates                    12,990         12,795
Goodwill - less accumulated amortization             5,239          5,368
Sundry                                               4,067          2,879
                                                   -------        -------

                                                  $381,969       $390,299
                                                   =======        =======

         See accompanying notes to condensed financial statements.

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         CONDENSED BALANCE SHEETS
                                (Unaudited)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   March 31,   December 31,
                                                     1999          1998
                                                   ---------   ------------
                                                       ($ in thousands)
Current liabilities:
 Current portion of long-term debt                  $  5,333     $  5,333
 Income taxes payable                                    718          504
 Accounts payable                                     21,551       12,918
 Accrued liabilities                                  42,758       43,305
 Deferred revenues                                     2,835        3,880
                                                     -------      -------

      Total current liabilities                       73,195       65,940
                                                     -------      -------

Long-term debt - less current portion                128,969      137,552
Deferred income taxes                                 40,464       40,045
Other long-term liabilities                            5,937        5,722
                                                     -------      -------

                                                     175,370      183,319
                                                     -------      -------

Contingencies and commitments                             --           --

Stockholders' equity:
 Preferred stock, $1.00 par value per share.
   Authorized 20,000,000 shares.                          --           --
 Common stock, $.10 par value per share.
   Authorized 60,000,000 shares,
   issued 30,907,000 shares.                           3,091        3,091
 Additional paid-in capital                          159,075      159,122
 Accumulated other comprehensive income                   --          338
 Retained earnings                                   151,055      147,054
                                                     -------      -------
                                                     313,221      309,605
 Less cost of 10,787,000 shares in treasury
   (10,137,000 at December 31, 1998)                 179,817      168,565
                                                     -------      -------

                                                     133,404      141,040
                                                     -------      -------

                                                    $381,969     $390,299
                                                     =======      =======

         See accompanying notes to condensed financial statements.

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONDENSED STATEMENTS OF EARNINGS
                                (Unaudited)

                                                   Three months ended
                                                        March 31,
                                                ------------------------
                                                  1999            1998
                                                --------        --------
                                                 ($ in thousands, except
                                                    per share amounts)
Revenues:
 Marine transportation                           $57,729         $59,397
 Diesel engine services                           20,752          22,858
 Investment income and other                         155             457
 Gain on disposition of assets                        32              36
                                                  ------          ------

                                                  78,668          82,748
                                                  ------          ------
Costs and expenses:
 Costs of sales and operating expenses            52,938          54,712
 Selling, general and administrative               9,239           9,576
 Taxes, other than on income                       1,725           1,981
 Depreciation and amortization                     6,680           6,830
                                                  ------          ------

                                                  70,582          73,099
                                                  ------          ------

   Operating income                                8,086           9,649
Equity in earnings of insurance affiliate             --             494
Equity in earnings of marine affiliates              881             716
Interest expense                                  (2,545)         (2,767)
                                                  ------          ------

   Earnings before taxes on income                 6,422           8,092
Provision for taxes on income                     (2,421)         (3,052)
                                                  ------          ------

   Net earnings                                  $ 4,001         $ 5,040
                                                  ======          ======

Net earnings per share of common stock:
 Basic                                           $   .20         $   .21
                                                  ======          ======
 Diluted                                         $   .20         $   .21
                                                  ======          ======

         See accompanying notes to condensed financial statements.

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Three months ended March 31,
                                                     -----------------------------
                                                        1999                 1998
                                                     ---------            --------
                                                           ($ in thousands)
Cash flows from operating activities:
 Net earnings                                        $  4,001             $  5,040
 Adjustments to reconcile net earnings to net
  cash provided by operations:
   Depreciation and amortization                        6,680                6,830
   Provision for deferred income taxes                    754                2,288
   Gain on disposition of assets                          (32)                 (36)
   Deferred scheduled maintenance costs                  (345)               1,171
   Equity in earnings of insurance affiliate,
     net of redemption                                     --                 (494)
   Equity in earnings of marine affiliates,
     net of distributions and contributions              (195)                 469
   Other                                                  (96)                   8
   Increase in cash flows resulting from
     changes in operating working capital              13,660                5,019
                                                      -------              -------
          Net cash provided by operating
               activities of continuing operations     24,427               20,295
   Net cash provided by operating activities
     of discontinued operations                            --                  276
                                                      -------              -------
          Net cash provided by operating activities    24,427               20,571
                                                      -------              -------
TABLE CONTINUED ON NEXT PAGE

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                (Unaudited)

                                                      Three months ended March 31,
                                                     -----------------------------
                                                        1999                 1998
                                                     ---------            --------
                                                           ($ in thousands)
Cash flows from investing activities:
 Proceeds from sale and maturities of investments         500                1,034
 Purchase of investments                                 (439)              (1,703)
 Capital expenditures                                  (5,457)              (6,199)
 Proceeds from disposition of assets                      636                   77
 Proceeds from disposition of business                     --               38,600
 Investing activities of discontinued operations           --                 (275)
                                                      -------              -------
          Net cash provided by (used in)
               investing activities                    (4,760)              31,534
                                                      -------              -------
Cash flows from financing activities:
 Borrowings (payments) on bank revolving credit
  agreements, net                                      (8,500)              21,400
 Payments on long-term debt                               (83)                 (83)
 Purchase of treasury stock                           (11,429)             (75,740)
 Proceeds from exercise of stock options                  130                1,489
                                                      -------              -------
          Net cash used in financing activities       (19,882)             (52,934)
                                                      -------              -------
          Decrease in cash and cash equivalents          (215)                (829)

Cash and cash equivalents, beginning of year              861                2,043
                                                      -------              -------
Cash and cash equivalents, end of period             $    646             $  1,214
                                                      =======              =======
Supplemental disclosures of cash flow information:
 Cash paid during the period:
   Interest                                          $    343             $    567
   Income taxes                                      $    879             $     33

         See accompanying notes to condensed financial statements.

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONDENSED FINANCIAL STATEMENTS


      In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998, and the results of operations for the three months ended March 31, 1999 and 1998.

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

(2)  ADOPTION OF ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 is effective for the Company's year ending December 31, 2000 and is not expected to have a material effect on the Company's financial position or results of operations.

(3)  COMPREHENSIVE INCOME

     The Company's total comprehensive income for the three months ended March 31, 1999 and 1998 were as follows (in thousands):

                                         Three months ended March 31,
                                        ------------------------------
                                          1999                   1998
                                        -------                -------
Net earnings                            $4,001                 $5,040
Other comprehensive loss, net of tax      (338)                  (100)
                                         -----                  -----

     Total comprehensive income         $3,663                 $4,940
                                         =====                  =====

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4)  SEGMENT INFORMATION

      The following table sets forth the Company's summarized financial information by reportable segment for the three months ended March 31, 1999 and 1998 (in thousands):

                                         Three months ended March 31,
                                         ----------------------------
                                           1999                1998
                                         ---------          ---------
Revenues:
  Marine transportation                   $ 57,729           $ 59,397
  Diesel engine services                    20,752             22,858
  Other                                        187                493
                                           -------            -------
                                          $ 78,668           $ 82,748
                                           =======            =======

Segment profit (loss):
  Marine transportation                   $  6,903           $  8,144
  Diesel engine services                     2,117              2,173
  Other                                     (2,598)            (2,225)
                                           -------            -------
                                          $  6,422           $  8,092
                                           =======            =======

Total assets:
  Marine transportation                   $295,454           $315,989
  Diesel engine services                    36,839             47,411
  Other                                     49,676            100,507
                                           -------            -------
                                          $381,969           $463,907
                                           =======            =======

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4)  SEGMENT INFORMATION - (Continued)

      The  following  table presents the details of "Other" segment  profit
(loss) for the three months ended March 31, 1999 and 1998 (in thousands):

                                        Three months ended March 31,
                                        ----------------------------
                                          1999                1998
                                        --------            --------
General corporate expenses              $(1,121)            $(1,161)
Interest expense                         (2,545)             (2,767)
Equity in earnings of affiliates            881               1,210
Gain on sale of assets                       32                  36
Other                                       155                 457
                                         ------              ------
                                        $(2,598)            $(2,225)
                                         ======              ======

     The following table presents the details of "Other" total assets as of March 31, 1999 and 1998 (in thousands):

                                                  March 31,
                                        ----------------------------
                                          1999                1998
                                        -------             --------
General corporate assets                $36,686             $ 38,941
Investments in affiliates                12,990               61,566
                                        -------             --------
                                        $49,676             $100,507
                                         ======              =======

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5)  TAXES ON INCOME

     Earnings before taxes on income and details of the provision for taxes on income for the three months ended March 31, 1999 and 1998 were as follows (in thousands):

                                         Three months ended March 31,
                                         ----------------------------
                                          1999                  1998
                                         ------                ------
Earnings before taxes on income:
 United States                           $6,422                $7,598
 Puerto Rico                                 --                   494
                                          -----                 -----
                                         $6,422                $8,092
                                          =====                 =====

Provision for taxes on income:
 United States:
   Current                               $1,406               $   505
   Deferred                                 754                 2,288
   State and local                          261                   259
                                          -----                 -----
                                          2,421                 3,052

 Puerto Rico - current                       --                    --
                                          -----                 -----
                                         $2,421                $3,052
                                          =====                 =====

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


      Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions; industry competition and other competitive factors; adverse weather conditions such as high water, low water, fog and ice; marine accidents; construction of new equipment by competitors, including construction with government assisted financing; government and environmental laws and regulations; and the timing, magnitude and number of acquisitions made by the Company.

     The Company is a provider of marine transportation services, operating a fleet of 521 inland tank barges and 127 inland towing vessels, transporting industrial chemicals and petrochemicals, refined petroleum products and agricultural chemicals along the United States inland waterways. The Company also serves as managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units, and as managing partner of a 50% owned offshore marine partnership, consisting of one dry-bulk barge and tug unit. The partnerships are accounted for under the equity method of accounting.

      The Company is engaged through its diesel engine services segment in the overhaul and servicing of large medium-speed diesel engines employed in marine, power generation and rail applications.

RESULTS OF OPERATIONS

     The Company reported net earnings of $4,001,000, or $.20 per share, on revenues of $78,668,000 for the 1999 first quarter, compared with net earnings of $5,040,000, or $.21 per share, on revenues of $82,748,000 for the 1998 first quarter. For purposes of this Management's Discussion, all earnings per share amounts presented are "Diluted Earnings Per Share." The weighted average number of common shares applicable to diluted earnings for the first quarter of 1999 and 1998 were 20,447,000 and 24,347,000, respectively. The reduction in common shares for the 1999 first quarter compared with the 1998 first quarter primarily reflects the acquisition of treasury stock under the Company's Dutch Auction self-tender offer of March 23, 1998 and through open market repurchases, more fully discussed below.

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


      The following table sets forth the Company's revenues and percentage of such revenues for the three months ended March 31, 1999 compared with the three months ended March 31, 1998 (dollars in thousands):

                            Three months ended March 31,
                           -----------------------------
                                1999            1998        Increase (decrease)
                           -------------   -------------   --------------------
                           Amounts   %     Amounts    %     Amounts         %
                           -------  ----   -------  ----   --------       -----
Revenues:
 Marine transportation     $57,729   74%   $59,397   72%   $(1,668)        (3)%
 Diesel engine services     20,752   26     22,858   28     (2,106)        (9)
 Other income                  187   --        493   --       (306)       (62)
                            ------  ---     ------  ---     ------        ---
                           $78,668  100%   $82,748  100%   $(4,080)        (5)%
                            ======  ===     ======  ===     ======        ===

      The marine transportation segment's revenues for the 1999 first quarter were $1,668,000, or 3% lower than the revenues reported for the 1998 first quarter. Two offshore tank barge and tug units, which contributed approximately $1,800,000 of revenues during the first quarter of 1998, were sold in October 1998. During the 1999 first quarter, chemical and petrochemical volumes were firm and refined products volumes were soft, principally due to the seasonality of those products. Liquid fertilizer volumes were at expected levels. Marine transportation revenues for the 1999 first quarter reflected the modest quarter-to-quarter spot market rate increases received during the 1998 year, and the renewal of contracts during the 1998 year and the 1999 first quarter at generally higher rates. However, the effect of the rate increases was offset by navigational delays (weather, locks and other restrictions), which lowered the 1999 first quarter's revenues due to increased transit times.

      Revenues for the marine transportation segment for the 1998 first quarter were positively impacted by strong chemical and petrochemical volumes, while refined products and liquid fertilizer volumes were at expected seasonal levels. Navigational delays, while not as severe as the 1999 first quarter, did negatively impact revenues for the 1998 first quarter.

      The diesel engine services segment's revenues for the 1999 first quarter were $2,106,000, or 9% below the segment's 1998 first quarter revenues. The prior year first quarter included approximately $1,300,000 of revenues from a product line that the diesel engine services segment sold in September 1998. Strong Midwest and East Coast engine overhauls and parts sales revenues primarily offset the slower Gulf Coast activities negatively impacted by decreased service work in the offshore oil and gas service sector in the Gulf of Mexico. Gulf Coast mechanics were dispatched to the Midwest and East Coast to meet the positive demands of those markets.

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


      The diesel engine services segment's revenues for the 1998 first quarter also reflected strong engine overhauls and parts sales in each of the segment's markets. During the 1998 first quarter, the Gulf Coast market was benefiting from enhanced drilling and related oil and gas service activities in the Gulf of Mexico.

      Other income for the 1999 first quarter, primarily investment income, decreased $306,000, or 62%, compared with the 1998 first quarter. The decline primarily reflected lower interest income from the investments of the Company's wholly-owned captive insurance subsidiary.

      The following table sets forth the costs and expenses and percentage of each for the three months ended March 31, 1999 compared with the three months ended March 31, 1998 (dollars in thousands):

                                          Three months ended March 31,
                                         ------------------------------
                                              1999            1998        Increase (decrease)
                                         ---------------  --------------  -------------------
                                         Amounts     %    Amounts    %    Amounts         %
                                         -------    ----  -------   ----  --------      -----
Costs and expenses:
  Costs of sales and operating expenses  $52,938     75%  $54,712    75%  $(1,774)       (3)%
  Selling, general and administrative      9,239     13     9,576    13      (337)       (4)
  Taxes, other than on income              1,725      2     1,981     3      (256)      (13)
  Depreciation and amortization            6,680     10     6,830     9      (150)       (2)
                                          ------    ---    ------   ---    ------       ---
                                         $70,582    100%  $73,099   100%  $(2,517)       (3)%
                                          ======    ===    ======   ===    ======       ===

      Costs of sales and operating expenses for the 1999 first quarter declined $1,774,000, or 3% compared with the first quarter of 1998. The prior year first quarter included costs and expenses associated with the revenues generated from the two offshore tank barge and tug units sold in October 1998 and the diesel engine services product line sold in September 1998. The costs of sales and operating expenses applicable to the assets sold totaled approximately $2,600,000 during the 1998 first quarter.

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


      The marine transportation navigational delays noted above not only negatively impacted revenues, but also increased operating expenses. The ice and high water conditions required additional horsepower to complete the movements, additional fuel and other variable expenses. The 1999 first quarter costs and expenses also reflected the full impact of the overall 20% afloat wage increases implemented during 1998, the result of a tight afloat labor market. The 1998 compensation increase reflected a 6% increase effective March 1, an 11% increase effective August 1, as well as addition-al costs incurred from expanded longevity pay, trip pay, travel pay and mileage reimbursement. The 20% increase was necessary not only to retain current employees, but also to increase compensation to levels that were competitive with other industries so as to attract new afloat personnel. During the 1999 first quarter, the marine transportation segment benefited from lower diesel fuel prices compared with the price of diesel fuel during the prior year first quarter.

      Selling, general and administrative expenses for the 1999 first quarter decreased $337,000, or 4% compared with the first quarter of 1998. The decrease primarily reflects savings in administrative expenses due to the relocation of facilities, continuing reorganization efforts and the elimination of business lines.

      Taxes, other than on income for the 1999 first quarter decreased $256,000, or 13% compared with the 1998 first quarter. The decrease was primarily attributable to a lower waterway user tax on inland operations based on fuel used by the segment's vessels, the result of the navigational delays experienced in the 1999 first quarter which resulted in lower fuel consumption.

      The $150,000, or 2% decrease in depreciation and amortization for the 1999 first quarter compared with the 1998 first quarter primarily reflected the depreciation of the two offshore tank barge and tug units sold in October 1998.

      The following table sets forth the equity in earnings of affiliates and interest expense for the three months ended March 31, 1999 compared with the three months ended March 31, 1998 (dollars in thousands):

                                            Three months ended March 31,  Increase (decrease)
                                            ----------------------------  -------------------
                                              1999                1998    Amount          %
                                            --------            --------  ------       ------
Equity in earnings of insurance affiliate   $    --             $   494   $(494)       (100)%
Equity in earnings of marine affiliates     $   881             $   716   $ 165          23 %
Interest expense                            $(2,545)            $(2,767)  $(222)         (8)%

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


      The 1998 first quarter included $494,000 of equity in earnings from the Company's 45% voting common stock interest and its 100% non-voting preferred stock interest in Universal Insurance Company ("Universal"). Universal, a property and casualty insurance company, operates exclusively in the Commonwealth of Puerto Rico. Effective September 30, 1998, the Company sold its remaining 45% voting common stock interest and its 100% non-voting preferred stock interest in Universal for $36,000,000 in cash.

      Equity in earnings of marine affiliates for the 1999 first quarter reflected a 23% increase compared with the 1998 first quarter. The offshore marine partnerships' dry-cargo barge and tug units were fully employed during the 1999 first quarter, as compared with the 1998 first quarter when one of the units was in the shipyard for 15 days and idle for 30 days of the quarter.

      Interest expense reflected an 8% decrease for the 1999 first quarter compared with the first quarter of 1998. The average debt and the average interest rate for the first quarter of 1999 was $135,800,000 and 7.23%, compared with $147,100,000 and 7.29% for the first quarter of 1998, respectively.

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

BALANCE SHEET

      Total assets as of March 31, 1999 were $381,969,000, a 2% decrease compared with $390,299,000 as of December 31, 1998. The following table sets forth the significant components of the balance sheet as of March 31, 1999 compared with December 31, 1998 (dollars in thousands):

                                                                     Increase (decrease)
                                       March 31,    December 31,     -------------------
                                          1999          1998          Amount         %
                                       ---------    ------------     --------      -----
Assets:
 Current assets                        $104,306     $112,358         $(8,052)       (7)%
 Property and equipment, net            255,367      256,899          (1,532)       (1)
 Investments in marine affiliates        12,990       12,795             195         2
 Other assets                             9,306        8,247           1,059        13
                                        -------      -------          ------        --
                                       $381,969     $390,299         $(8,330)       (2)%
                                        =======      =======          ======        ==

Liabilities and stockholders' equity:
 Current liabilities                   $ 73,195     $ 65,940         $ 7,255        11 %
 Long-term debt                         128,969      137,552          (8,583)       (6)
 Deferred taxes                          40,464       40,045             419         1
 Other long-term liabilities              5,937        5,722             215         4
 Stockholders' equity                   133,404      141,040          (7,636)       (5)
                                        -------      -------          ------        --
                                       $381,969     $390,299         $(8,330)       (2)%
                                        =======      =======          ======        ==

      Working capital as of March 31, 1999 totaled $31,111,000, compared with $46,418,000 at December 31, 1998. The decrease was attributable to the reduction of trade accounts receivable by 13% and inventory by 5%, primarily reflecting the Company's emphasis on collection of trade accounts receivable, management of the diesel engine services inventories and assets sold in 1998. Trade accounts payable increased 67%, principally the result of accruals for reinsurance premiums and inland shipyard invoices. The available-for-sale securities of $20,214,000 at March 31, 1999 and $20,795,000 at December 31, 1998 were investments of Oceanic Insurance Limited, the Company's wholly-owned captive insurance subsidiary.

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


      Long-term debt, less current portion, decreased 6% to $128,969,000 as of March 31, 1999 compared with $137,552,000 at December 31, 1998, the result of the favorable net cash provided by operating activities during the 1999 first quarter. During the 1999 first quarter, the Company incurred long-term debt to fund the purchase of $11,429,000 of open market common stock repurchases, more fully described below.

     Stockholders' equity as of March 31, 1999 decreased 5% during the 1999
first   quarter,  reflecting  the  Company's  open  market   common   stock
repurchases, more full described below.

TREASURY STOCK PURCHASES

      During the 1999 first quarter, the Company purchased in the open market 661,000 shares of its common stock at a total price of $11,429,000, for an average price of $17.29 per share. Since April 1, 1999, the Company has purchased 22,000 shares of its common stock at a total purchase price of $404,000, for an average price of $18.55 per share. The treasury stock purchases were financed by borrowings under the Company's revolving credit agreement.

      On April 20, 1999, the Board of Directors increased the Company's common stock repurchase authorization to 6,250,000 shares, an increase of 2,000,000 shares over 2,250,000 shares authorized in October 1995 and 2,000,000 shares authorized in August 1994. The Company, as of May 4, 1999, had 2,392,000 shares available under the repurchase authorization. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

LIQUIDITY

      The Company generated net cash provided by operating activities of $24,427,000 and $20,571,000 for the three months ended March 31, 1999 and 1998, respectively. The 1999 first quarter was positively impacted by a $13,660,000 increase in cash flows, resulting from changes in working capital, compared with a $5,019,000 increase in the 1998 first quarter.

      Funds generated are available for capital construction projects, treasury stock repurchases, asset acquisitions, repayment of borrowings associated with each of the above, and for other operating requirements. In addition to its net cash provided by operating activities, the Company also has available as of May 4, 1999 $81,400,000 under its revolving credit agreement and $121,000,000 available under its medium term note program. The Company's scheduled principal payments during the next 12 months are $5,333,000.

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


     During the last three years, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel, can be passed through to its customers. The repair portion of the diesel engine services segment is based on prevailing current market rates.

     The Company has no present plan to pay dividends on its common stock.

YEAR 2000

     Certain computer systems, software programs and semiconductors are not capable of recognizing certain dates in 1999 and after December 31, 1999, and will read dates in the year 2000 and thereafter as if those dates represent the year 1900 or thereafter, or will fail to process those dates. This "Year 2000 Issue" could result in the failure of certain systems or other errors that could disrupt normal business activities.

     The Company has designed and implemented an action plan to determine the likely exposures of the Company and its subsidiaries to the Year 2000 Issue and to take the necessary action to minimize the impact of those exposures. The Company's Year 2000 action plan addresses both internal and external exposures to the Year 2000 Issue.

      With respect to the Company's internal Year 2000 Issue exposures, the action plan addresses both land-based and vessel-based systems. The land-based systems include all of the Company's network components, core corporate software applications, personal computers, telephone systems, building management control systems and critical office equipment. The vessel-based systems include electronic navigation equipment, diesel engine controlling systems, and fire and other emergency monitors and alarms.

      The Company's external exposures to the Year 2000 Issue include vendors and suppliers of critical services including communications, fuel and supplies, barge cleaning and repair, and government waterways maintenance and management. The Company's external exposures also include general business support systems such as electric power, telephone and banking services, as well as customers' accounts payable systems. The Company may experience Year 2000 problems as a result of these external exposures. The Company is attempting to address all Year 2000 exposures in advance; however, the Company could potentially experience temporary disruptions to certain aspects of activities or operations as a result of the external exposures noted above. It is not possible to determine whether, or to what extent, any or all of these exposures are likely to occur or the costs involved in any of the exposures. However, the costs to the Company could be material.

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


     The Company's Year 2000 action plan divides the Company's actions with respect to its internal and external exposures to the Year 2000 Issue into three sequential states:

     * INVESTIGATION. This stage, substantially completed in the 1999 first quarter, included a complete physical inventorying of all computer systems, software applications, and equipment relying on computer software or embedded semiconductors. The Company has completed the process of mailing Requests for Year 2000 Issues to the manufacturers and distributors of the systems and equipment. Responses to date appear positive, as most manufacturers and distributors have indicated the Year 2000 status of their equipment or systems as Year 2000 compliant.

     * REMEDIATION. This stage involves the repair or replacement of the Company's equipment and systems which have been identified as not being Year 2000 compliant in the investigation stage and the validation of the compliance of the equipment and systems which have been repaired or replaced. This stage has been substantially completed and the remainder of the Company's efforts in this stage are expected to be completed by mid-1999. The Company continues to be proactive in additional communication with key systems' manufacturers and distributors to ensure awareness of any unanticipated problems that have not been previously addressed.

     * CONTINGENCY PLANNING. Based on the findings of the investigation stage, the Company's actions in this stage include the development of business scenarios likely to result from Year 2000 compliance failures by external suppliers or their equipment, systems or services, and the development of remedies to minimize the consequences of such failures on the Company's business. Those remedies may include preventative measures and "work around" solutions. This stage is expected to be complete by October 1999.

     While the Company expects that the remediation and contingency planning stages of its Year 2000 action plan will be completed as indicated above, the Company must rely on third parties including government agencies, manufacturers, distributors, vendors and suppliers, to provide information and to take actions which are beyond the Company's control. While the responses to the investigation stage appear positive, it is not possible for the Company to predict either the timeliness of the manufacturers or distributors who have not responded to the Company's requests, or the substance of the information and actions provided by third parties. Accordingly, the Company can not predict whether or to what extent the information provided by third parties will affect the timely completion of each stage of the Year 2000 action plan, as the information provided by third parties may require additional investigation, remediation, and/or contingency planning. Further, the Company's ability to timely complete its Year 2000 action plan is dependent upon the ability of third party manufacturers and distributors to provide necessary replacement equipment during the remediation stage.

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


      The total amount expended on the Year 2000 action plan through March 31, 1999 is approximately $100,000. Remaining costs related to the Year 2000 action plan are not expected to be material. The Company will continue to utilize internal resources to assist in the implementation of the Year 2000 action plan. The costs expended in 1998, and the costs anticipated to be expended in 1999, do not include the Company's internal costs, as the Company does not track such costs separately. The costs also do not include software upgrades that, while Year 2000 compliant, were not specifically upgraded for the Year 2000 Issue. The completion of the Year 2000 action plan is expected to significantly reduce both the level of uncertainty related to the Company's reliance on third parties for Year 2000 compliance and the possibility of significant interruptions of normal business operations. The forward-looking statements contained in this discussion should be read in conjunction with the Company's disclosure in the opening paragraph of this Management's Discussion and Analysis.

ACCOUNTING STANDARDS

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 is effective for the Company's year ending December 31, 2000 and is not expected to have a material effect on the Company's financial position or results of operations.

              KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
-------   -----------------

          For   a  detailed  explanation  of  the  material  pending  legal proceedings against the Company, please refer to the Form 10-K for the year ended December 31, 1998.

Item 4.   Results of Votes of Security Holders
-------   ------------------------------------

(a)       The  Registrant held its Annual Meeting of Stockholders on  April
          20, 1999.

(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees were elected.

          Directors elected were C. Sean Day, Bob G. Gower, William M. Lamont, Jr., George A. Peterkin, Jr., J. H. Pyne, Robert G. Stone, Jr., Thomas M. Taylor and J. Virgil Waggoner. No other directors previously in office continued as a director or continued in office after the meeting.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits:

          11.0 Computation of Earnings per Common Share.

          27.0 Financial Data Schedule.

(b)       Reports on Form 8-K:

          There were no reports on Form 8-K filed for the three months ended March 31, 1999.

                                SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KIRBY CORPORATION
                                   (Registrant)

                                   By:  /s/  G. STEPHEN HOLCOMB
                                        ---------------------------------
                                        G. Stephen Holcomb
                                        Vice President and Controller

Dated:    May 4, 1999