Form 10-Q
period 1999-07-31
KIRBY CORP
filed 1999-08-11
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

        [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                        For the quarter ended June 30, 1999

        [   ]           Transition report pursuant to Section 13 or  15(d)  of
                        the Securities and Exchange Act of 1934

Commission File Number  1-7615

                               Kirby Corporation
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Nevada                                 74-1884980
       -------------------------------         --------------------------------
       (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)                Identification No.)

1775 St. James Place, Suite 200, Houston, TX              77056-3453
--------------------------------------------              ----------
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

                        Yes  [ X ]          No   [   ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on August 11, 1999 was 20,119,489.

                        PART I - FINANCIAL INFORMATION

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                                     June 30,    December 31,
                                                       1999         1998
                                                     --------    ------------
                                                         ($ in thousands)
Current assets:
  Cash and cash equivalents                          $    882      $    861
  Available-for-sale securities                        17,378        20,795
  Accounts receivable:
    Trade - less allowance for doubtful accounts       48,827        53,586
    Insurance claims and other                         18,243        16,919
  Inventory - finished goods                           13,323        14,181
  Prepaid expenses                                      6,672         4,829
  Deferred income taxes                                   809         1,187
                                                      -------       -------

       Total current assets                           106,134       112,358
                                                      -------       -------

Property and equipment, at cost                       474,488       466,443
  Less accumulated depreciation                       221,739       209,544
                                                      -------       -------

                                                      252,749       256,899
                                                      -------       -------

Investments in marine affiliates                       13,094        12,795
Goodwill - less accumulated amortization                5,111         5,368
Sundry                                                  2,382         2,879
                                                      -------       -------

                                                     $379,470      $390,299
                                                      =======       =======

           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        June 30,   December 31,
                                                          1999         1998
                                                        ---------  ------------
                                                            ($ in thousands)
Current liabilities:
 Current portion of long-term debt                      $  5,333     $  5,333
 Income taxes payable                                         80          504
 Accounts payable                                         20,182       12,918
 Accrued liabilities                                      41,113       43,305
 Deferred revenues                                         3,665        3,880
                                                         -------      -------

      Total current liabilities                           70,373       65,940
                                                         -------      -------

Long-term debt - less current portion                    122,969      137,552
Deferred income taxes                                     40,605       40,045
Other long-term liabilities                                6,165        5,722
                                                         -------      -------

                                                         169,739      183,319
                                                         -------      -------

Contingencies and commitments                                  -            -

Stockholders' equity:
 Preferred stock, $1.00 par value per share.
   Authorized 20,000,000 shares.                               -            -
 Common stock, $.10 par value per share. Authorized
   60,000,000 shares, issued 30,907,000 shares.            3,091        3,091
 Additional paid-in capital                              158,892      159,122
 Accumulated other comprehensive income                     (241)         338
 Retained earnings                                       157,657      147,054
                                                         -------      -------
                                                         319,399      309,605
 Less cost of 10,797,000 shares in treasury
   (10,137,000 at December 31, 1998)                     180,041      168,565
                                                         -------      -------

                                                         139,358      141,040
                                                         -------      -------

                                                        $379,470     $390,299
                                                         =======      =======

           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                            Three months ended     Six months ended
                                                 June 30,              June 30,
                                            -------------------   -------------------
                                              1999       1998      1999       1998
                                            -------     -------   --------   --------
                                            ($ in thousands, except per share amounts)
Revenues:
 Marine transportation                      $63,672    $62,858    $121,401   $122,255
 Diesel engine services                      20,383     21,466      41,135     44,324
 Investment income and other                    191        352         346        809
 Gain on disposition of assets                    3        208          35        244
                                             ------     ------     -------    -------

                                             84,249     84,884     162,917    167,632
                                             ------     ------     -------    -------
Costs and expenses:
 Costs of sales and operating expenses       54,157     53,963     107,095    108,675
 Selling, general and administrative          8,661      9,730      17,900     19,306
 Taxes, other than on income                  1,964      1,978       3,689      3,959
 Depreciation and amortization                6,829      6,829      13,509     13,659
                                             ------     ------     -------    -------

                                             71,611     72,500     142,193    145,599
                                             ------     ------     -------    -------

  Operating income                           12,638     12,384      20,724     22,033
Equity in earnings of insurance affiliate         -        413           -        907
Equity in earnings of marine affiliates         609      1,149       1,490      1,865
Interest expense                             (2,569)    (3,232)     (5,114)    (5,999)
                                             ------     ------     -------    -------

  Earnings before taxes on income            10,678     10,714      17,100     18,806
Provision for taxes on income                (4,076)    (4,039)     (6,497)    (7,091)
                                             ------     ------     -------    -------

  Net earnings                              $ 6,602    $ 6,675    $ 10,603   $ 11,715
                                             ======     ======     =======    =======

Net earnings per share of common stock:
 Basic                                      $   .33    $   .31    $    .52   $    .52
                                             ======     ======     =======    =======
 Diluted                                    $   .33    $   .31    $    .52   $    .51
                                             ======     ======     =======    =======

           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Six months ended June 30,
                                                            --------------------------
                                                              1999             1998
                                                            --------         ---------
                                                                ($ in thousands)
Cash flows from operating activities:
  Net earnings                                              $ 10,603         $ 11,715
  Adjustments to reconcile net earnings to net cash
   provided by operations:
     Depreciation and amortization                            13,509           13,659
     Provision for deferred income taxes                       1,249            3,988
     Gain on disposition of assets                               (35)            (244)
     Deferred scheduled maintenance costs                     (1,047)             (72)
     Equity in earnings of insurance affiliate                     -             (907)
     Equity in earnings of marine affiliates, net of
      distributions and contributions                           (299)             855
     Other                                                       (89)              47
  Increase in cash flows resulting from changes in
   operating working capital                                   8,628            1,632
                                                             -------          -------
         Net cash provided by operating activities of
          continuing operations                               32,519           30,673
     Net cash provided by operating activities of
      discontinued operations                                      -              108
                                                             -------          -------
         Net cash provided by operating activities            32,519           30,781
                                                             -------          -------
TABLE CONTINUED ON NEXT PAGE

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (Unaudited)

                                                             Six months ended June 30,
                                                            --------------------------
                                                              1999             1998
                                                            --------         ---------
                                                             ($ in thousands)
Cash flows from investing activities:
  Proceeds from sale and maturities of investments             2,528            1,034
  Purchase of investments                                          -           (1,876)
  Capital expenditures                                        (9,382)         (16,542)
  Proceeds from disposition of assets                            645            1,259
  Proceeds from disposition of business                            -           38,600
  Investing activities of discontinued operations                  -             (275)
                                                             -------          -------
         Net cash provided by (used in) investing
          activities                                          (6,209)          22,200
                                                             -------          -------

Cash flows from financing activities:
  Borrowings (payments) on bank revolving credit
   agreements, net                                            (9,500)          25,400
  Payments on long-term debt                                  (5,083)          (5,167)
  Purchase of treasury stock                                 (11,838)         (75,706)
  Proceeds from exercise of stock options                        132            1,528
                                                             -------          -------
         Net cash used in financing activities               (26,289)         (53,945)
                                                             -------          -------
         Increase (decrease) in cash and cash equivalents         21             (964)

Cash and cash equivalents, beginning of year                     861            2,043
                                                             -------          -------
Cash and cash equivalents, end of period                    $    882         $  1,079
                                                             =======          =======
Supplemental disclosures of cash flow information:
  Cash paid during the period:
     Interest                                               $  4,886         $  5,919
     Income taxes                                           $  6,043         $  3,374

           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


      In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998, and the results of operations for the three months and six months ended June 30, 1999 and 1998.

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

(2)  PENDING ACQUISITION

      On  July 29, 1999, the Company announced the signing of an Agreement  and
Plan of Merger with Hollywood Marine, Inc. ("Hollywood") providing for the merger of Hollywood, a privately held, inland tank barge company based in Houston, Texas, into Kirby Inland Marine, Inc., a wholly-owned subsidiary of the Company. The Company will purchase Hollywood for an aggregate consideration of approximately $325,000,000, consisting of approximately $90,000,000 in Kirby common stock, approximately $135,000,000 in cash and the assumption or refinancing of all or part of Hollywood's existing debt of approximately $100,000,000. The number of shares of Kirby common stock to be issued in the merger will be determined based on the average trading price of the common stock on the New York Stock Exchange during a twenty day period shortly before the closing, with the price used to be not less than $17.50 per share and not more than $21.50 per share.

      Financing for the cash portion of the transaction will be through the Company's existing $100,000,000 bank revolving credit agreement with Chase Bank of Texas, N.A. as agent bank and through the Company's existing medium term note program or new bond financing issued through the private and/or public markets. As of August 11, 1999, the Company had $94,000,000 available under the bank revolving credit agreement and $121,000,000 available under the medium term note program.

      Hollywood is engaged in the inland tank barge transportation of chemicals and petrochemicals, refined petroleum products, black oil and pressurized products primarily along the Gulf Intracoastal Waterway, the Houston Ship Channel and the lower Mississippi River. Hollywood operates a fleet of 256 inland tank barges, with 4.6 million barrels of capacity, and 104 inland towboats.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2)  PENDING ACQUISITION - (Continued)

      Hollywood recorded total revenues of approximately $168,000,000 for the year ended December 31, 1998 and approximately $81,700,000 for the six months
ended  June  30,  1999.   The  closing of the transaction  is  subject  to  the
inspection of Hollywood's inland tank barges and towboats, satisfactory completion of an environmental audit, review of material contracts and the resolution of certain other issues, including a statutory filing under the Hart-Scott-Rodino Antitrust Improvements Act. Consummation of the transaction is expected in October 1999. The transaction will be accounted for using the purchase method of accounting.

(3)  ADOPTION OF ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Based on the May 1999 announcement by the Financial Accounting Standards Board to delay the implementation date by one year, SFAS No. 133 is now effective for all quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is effective for the Company's year ending December 31, 2001 and is not expected to have a material effect on the Company's financial position or results of operations.

(4)  COMPREHENSIVE INCOME

     The Company's total comprehensive income for the three months and six months ended June 30, 1999 and 1998 were as follows (in thousands):

                                                 Three months ended      Six months ended
                                                      June 30,               June 30,
                                                --------------------   -------------------
                                                  1999         1998      1999       1998
                                                -------       ------   --------    -------
Net earnings                                    $6,602        $6,675   $10,603     $11,715
Other comprehensive income (loss), net of tax     (241)          356      (579)        256
                                                 -----         -----    ------      ------

     Total comprehensive income                 $6,361        $7,031   $10,024     $11,971
                                                 =====         =====    ======      ======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5)  SEGMENT INFORMATION

     The   following  table  sets  forth  the  Company's  summarized  financial information by reportable segment for the three months and six months ended June 30, 1999 and 1998 (in thousands):

                                    Three months ended      Six months ended
                                          June 30,              June 30,
                                    -------------------   ---------------------
                                      1999       1998        1999        1998
                                    --------   --------   ---------   ---------
Revenues:
  Marine transportation             $63,672    $62,858    $121,401    $122,255
  Diesel engine services             20,383     21,466      41,135      44,324
  Other                                 194        560         381       1,053
                                     ------     ------     -------     -------
                                    $84,249    $84,884    $162,917    $167,632
                                     ======     ======     =======     =======

Segment profit (loss):
  Marine transportation             $11,415    $10,675    $ 18,318    $ 18,819
  Diesel engine services              2,164      2,355       4,281       4,528
  Other                              (2,901)    (2,316)     (5,499)     (4,541)
                                     ------     ------     -------     -------
                                    $10,678    $10,714    $ 17,100    $ 18,806
                                     ======     ======     =======     =======

Total assets:
  Marine transportation                                   $295,149    $314,370
  Diesel engine services                                    37,399      47,614
  Other                                                     46,922      98,742
                                                           -------     -------
                                                          $379,470    $460,726
                                                           =======     =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5)  SEGMENT INFORMATION - (Continued)

      The following table presents the details of "Other" segment profit (loss) for the three months and six months ended June 30, 1999 and 1998 (in thousands):

                                    Three months ended     Six months ended
                                          June 30,              June 30,
                                    ------------------    -------------------
                                     1999       1998        1999       1998
                                    --------   --------   --------   --------
General corporate expenses          $(1,135)   $(1,206)   $(2,256)   $(2,367)
Interest expense                     (2,569)    (3,232)    (5,114)    (5,999)
Equity in earnings of affiliates        609      1,562      1,490      2,772
Gain on sale of assets                    3        208         35        244
Other                                   191        352        346        809
                                     ------     ------     ------     ------
                                    $(2,901)   $(2,316)   $(5,499)   $(4,541)
                                     ======     ======     ======     ======

      The following table presents the details of "Other" total assets as of June 30, 1999 and 1998 (in thousands):

                                          June 30,
                                    ---------------------
                                      1999          1998
                                    -------       -------
General corporate assets            $33,828       $36,868
Investments in affiliates            13,094        61,874
                                     ------        ------
                                    $46,922       $98,742
                                     ======        ======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

 (6) TAXES ON INCOME

      Earnings before taxes on income and details of the provision for taxes on income for the three months and six months ended June 30, 1999 and 1998 were as follows (in thousands):

                                    Three months ended     Six months ended
                                         June 30,               June 30,
                                    ------------------    -------------------
                                     1999       1998        1999       1998
                                    -------    -------    --------   --------
Earnings before taxes on income:
  United States                     $10,678    $10,301    $17,100    $17,899
  Puerto Rico                             -        413          -        907
                                     ------     ------     ------     ------
                                    $10,678    $10,714    $17,100    $18,806
                                     ======     ======     ======     ======

Provision for taxes on income:
  United States:
    Current                         $ 3,341    $ 2,120    $ 4,747    $ 2,625
    Deferred                            495      1,700      1,249      3,988
    State and local                     240        219        501        478
                                     ------     ------     ------     ------
                                      4,076      4,039      6,497      7,091

  Puerto Rico - current                   -          -          -          -
                                     ------     ------     ------     ------
                                    $ 4,076    $ 4,039    $ 6,497    $ 7,091
                                     ======     ======     ======     ======

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

      The Company is a provider of marine transportation services, operating a fleet of 511 inland tank barges and 126 inland towing vessels, transporting industrial chemicals and petrochemicals, refined petroleum products and agricultural chemicals along the United States inland waterways. The Company also serves as managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units, and as managing partner of a 50% owned offshore marine partnership, consisting of one dry-bulk barge and tug unit. The partnerships are accounted for under the equity method of accounting.

      The Company is engaged through its diesel engine services segment in the overhaul and servicing of large medium-speed diesel engines employed in marine, power generation and railroad applications.

RESULTS OF OPERATIONS

      The Company reported net earnings of $6,602,000, or $.33 per share, on revenues of $84,249,000 for the 1999 second quarter, compared with net earnings of $6,675,000, or $.31 per share, on revenues of $84,884,000 for the 1998 second quarter. Net earnings for the six months ended June 30, 1999 were $10,603,000, or $.52 per share, on revenues of $162,917,000, compared with net earnings of $11,715,000, or $.51 per share, on revenues of $167,632,000 for the 1998 first six months. For purposes of this Management's Discussion, all earnings per share amounts presented are "Diluted Earnings Per Share." The weighted average number of common shares applicable to diluted earnings for the second quarter of 1999 and 1998 were 20,220,000 and 21,738,000, respectively, and for the 1999 and 1998 first half were 20,341,000 and 23,021,000, respectively. The reduction in common shares for the 1999 periods compared with the applicable 1998 periods primarily reflected the acquisition of treasury stock under the Company's Dutch Auction self-tender offer completed on March 23, 1998 and through open market repurchases during 1998 and the first six months of 1999, more fully discussed below.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations - (Continued)


RESULTS OF OPERATIONS - (Continued)

      The following table sets forth the Company's revenues and percentage of such revenues for the three months and six months ended June 30, 1999 compared with the three months and six months ended June 30, 1998 (dollars in thousands):

                                 Three months ended June 30,
                            ------------------------------------
                                   1999                1998         Increase (decrease)
                            ----------------    ----------------    -------------------
                            Amounts      %      Amounts      %       Amounts        %
                            -------     ----    -------     ----    --------      -----
Revenues:
  Marine transportation     $63,672      76%    $62,858      74%    $   814         1 %
  Diesel engine  services    20,383      24      21,466      25      (1,083)       (5)
  Other income                  194       -         560       1        (366)      (65)
                             ------     ---      ------     ---       -----       ---
                            $84,249     100%    $84,884     100%    $  (635)       (1)%
                             ======     ===      ======     ===      ======       ===

                                 Six months ended June 30,
                            ------------------------------------
                                  1999                1998         Increase (decrease)
                            ----------------    ----------------   -------------------
                             Amounts     %       Amounts     %      Amounts        %
                            --------    ----    --------    ----   --------       -----
Revenues:
  Marine transportation     $121,401     75%    $122,255     73%   $  (854)        (1)%
  Diesel engine services      41,135     25       44,324     26     (3,189)        (7)
  Other income                   381      -        1,053      1       (672)       (64)
                             -------    ---      -------    ---     ------        ---
                            $162,917    100%    $167,632    100%   $(4,715)        (3)%
                             =======    ===      =======    ===     ======        ===

      Revenues for the marine transportation segment increased 1% for the 1999 second quarter and decreased 1% for the 1999 first six months compared with the 1998 corresponding periods. The 1998 second quarter and first six months results included approximately $1,800,000 and $3,600,000, respectively, of revenues from two offshore tank barge and tug units which were sold in October 1998.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations - (Continued)


RESULTS OF OPERATIONS - (Continued)

      During the 1999 second quarter and first six months, chemical and petrochemical volumes were solid. Refined product volumes increased in May and June in anticipation of the summer driving season. Liquid fertilizer and ammonia volumes, which normally represent approximately 15% of marine transportation revenues, historically increase during the second quarter with the spring planting season. Volumes in the 1999 second quarter fell below normal expectations due to high inventory levels in the Midwest. Overproduction of nitrogen in 1998 and 1999, coupled with a 30-year low corn price, which deterred farmers from planting corn, have resulted in producers curtailing plant output of nitrogen products. The result was decreased shipments by barge into the Midwest in the 1999 second quarter compared with the traditional fertilizer season. Spot market rates continued to reflect modest quarter-to-quarter increases during 1999 and term contracts are generally being renewed at higher levels. During the 1999 second quarter, operating conditions improved over the 1999 first quarter when navigational delays (weather, locks and other restrictions) lowered the quarter's revenues due to increased transit times.

      For the 1998 second quarter and first half, chemical and petrochemical volumes were firm and refined product volumes increased in May and June in anticipation of the summer driving season. Liquid fertilizer volumes were down, as the Company experienced a short fertilizer season due to high inventory levels in the Midwest distribution terminals. Spot market rates and contract renewals reflected slight increases.

      The diesel engine services segment's revenues for the 1999 second quarter and first six months decreased 5% and 7%, respectively, compared with the 1998 corresponding periods. The prior year's first quarter and first half, included approximately $1,500,000 and $2,800,000, respectively, of revenues from a product line that the segment sold in September 1998. During the 1999 second quarter, continued strong Midwest and East Coast engine overhauls and parts sales primarily offset the weak Gulf Coast market, which continued to be negatively impacted by reduced service work in the offshore oil and gas services sector in the Gulf of Mexico, and slower activity in the shortline and industrial railroad market. During the 1999 second quarter and first six months, Gulf Coast mechanics were dispatched to the Midwest and East Coast to meet the increased demands of those markets.

      The diesel engine services segment's revenues for the 1998 second quarter and first six months reflected strong engine overhauls and parts sales in each of the segment's markets, including the Gulf Coast market, which continued to benefit from enhanced drilling and related oil and gas service activities in the Gulf of Mexico. The diesel engine services segment's decline in activity in its Gulf Coast market began in the 1998 third quarter as drilling activities declined.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations - (Continued)


RESULTS OF OPERATIONS - (Continued)

      Other income, comprised primarily of investment income and gain on disposition of assets, declined 65% for the 1999 second quarter and 64% for the 1999 first six months when compared with the 1998 corresponding periods. The declines primarily reflected lower investment income from securities of the Company's wholly-owned captive insurance subsidiary in 1999 when compared with 1998 and the recognition of gains from the sale of marine transportation equipment during the 1998 first and second quarters.

      The following table sets forth the costs and expenses and percentage of each for the three months and six months ended June 30, 1999 compared with the three months and six months ended June 30, 1998 (dollars in thousands):

                                              Three months ended June 30,
                                         ------------------------------------
                                                1999                1998         Increase (decrease)
                                         ----------------    ----------------    -------------------
                                         Amounts      %      Amounts      %       Amounts        %
                                         -------     ----    -------     ----    --------      -----
Costs and expenses:
 Costs of sales and operating expenses   $54,157      76%    $53,963      74%    $   194         - %
 Selling, general and administrative       8,661      12       9,730      13      (1,069)      (11)
 Taxes, other than on income               1,964       3       1,978       3         (14)       (1)
 Depreciation and amortization             6,829       9       6,829      10           -         -
                                          ------     ---      ------     ---      ------       ---
                                         $71,611     100%    $72,500     100%    $  (889)       (1)%
                                          ======     ===      ======     ===      ======       ===

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations - (Continued)


RESULTS OF OPERATIONS - (Continued)

                                               Six months ended June 30,
                                         -------------------------------------
                                                1999                1998         Increase (decrease)
                                         ----------------    -----------------   -------------------
                                          Amounts       %     Amounts       %     Amounts        %
                                         --------     ----   --------     ----   --------       ----
Costs and expenses:
 Costs of sales and operating expenses   $107,095      75%   $108,675      75%   $(1,580)       (1)%
 Selling, general and administrative       17,900      13      19,306      13     (1,406)       (7)
 Taxes, other than on income                3,689       3       3,959       3       (270)       (7)
 Depreciation and amortization             13,509       9      13,659       9       (150)       (1)
                                          -------     ---     -------     ---     ------        --
                                         $142,193     100%   $145,599     100%   $(3,406)       (2)%
                                          =======     ===     =======     ===     ======        ==

      Costs of sales and operating expenses for the 1999 second quarter increased less than one percent compared with the 1998 second quarter and decreased 1% for the 1999 first six months as compared with the first six months of 1998. The 1998 second quarter and first six months included costs and expenses associated with the revenues generated from the two offshore tank barge and tug units sold in October 1998 and the diesel engine services product line sold in September 1998. The costs of sales and operating expenses applicable to the assets sold totaled approximately $2,414,000 and $4,981,000 during the 1998 second quarter and first six months, respectively.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations - (Continued)


RESULTS OF OPERATIONS - (Continued)

      As noted above, the marine transportation navigational delays incurred during the 1999 first quarter not only negatively impacted revenues, but also increased operating expenses. The ice and high water conditions required additional horsepower to complete the movements, additional fuel and other variable expenses. Costs of sales and operating expenses for the 1999 second quarter and first six months also reflected the full impact of the overall 20% afloat wage increases implemented during 1998, the result of a tight afloat labor market. During 1998, the Company increased afloat compensation by 6% effective March 1, by 11% effective August 1, as well as incurred additional costs from expanded longevity pay, trip pay, travel pay and mileage reimbursement. The 20% increase was necessary not only to retain current employees, but also to increase compensation to levels that were competitive with other industries so as to attract new afloat personnel. During the 1999 second quarter and first six months, the marine transportation segment benefited from lower maintenance costs and diesel fuel prices compared with the corresponding periods of 1998. Maintenance and repair expenditures for the 1999 periods are lower as the segment is not competing for shipyard space with companies participating in the oil and gas drilling activities in the Gulf of Mexico. The segment also continued to benefit from continued costs savings from its ongoing cost reduction procurement program.

      Selling, general and administrative expenses decreased 11% for the 1999 second quarter and 7% for the 1999 first half compared with the corresponding periods of 1998. The decrease primarily reflects savings in administrative expenses due to the relocation of facilities, continuing cost reduction efforts and the elimination of offshore and diesel engine services business lines.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations - (Continued)


RESULTS OF OPERATIONS - (Continued)

      The following table sets forth the operating income and operating margins by segment for the three months and six months ended June 30, 1999 compared with the three months and six months ended June 30, 1998 (dollars in thousands):

                                Three months ended June 30,
                         ------------------------------------------
                                1999                  1998
                         --------------------  --------------------
                         Operating             Operating             Increase (decrease)
                          income    Operating   income    Operating  -------------------
                          (loss)     margin     (loss)     margin    Amounts         %
                         ---------  ---------  ---------  ---------  -------       -----
Marine transportation     $11,415     17.9%     $10,675     17.0%     $ 740          7 %
Diesel engine services      2,164     10.6%       2,355     11.0%      (191)        (8)
Corporate                  (1,135)               (1,206)                 71          6
                           ------                ------                ----         --
                          $12,444               $11,824               $ 620          5 %
                           ======                ======                ====         ==

                                 Six months ended June 30,
                         ------------------------------------------
                                 1999                  1998
                         --------------------  --------------------
                         Operating             Operating             Increase (decrease)
                          income    Operating   income    Operating  -------------------
                          (loss)     margin     (loss)     margin    Amounts         %
                         ---------  ---------  ---------  ---------  -------       -----
Marine transportation     $18,318     15.1%     $18,819     15.4%     $(501)        (3)%
Diesel engine services      4,281     10.4%       4,528     10.2%      (247)        (5)
Corporate                  (2,256)               (2,367)                111          5
                           ------                ------                ----         --
                          $20,343               $20,980               $(637)        (3)%
                           ======                ======                ====         ==

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations - (Continued)


RESULTS OF OPERATIONS - (Continued)

      The following table sets forth the equity in earnings of affiliates and interest expense for the three months and six months ended June 30, 1999 compared with the three months and six months ended June 30, 1998 (dollars in thousands):

                                              Three months ended
                                            ----------------------
                                                   June 30,          Increase (decrease)
                                            ----------------------   -------------------
                                              1999          1998     Amount         %
                                            --------      --------   ------       ------
Equity in earnings of insurance affiliate   $    -        $   413    $(413)       (100)%
Equity in earnings of marine affiliates     $   609       $ 1,149    $(540)        (47)%
Interest expense                            $(2,569)      $(3,232)   $(663)        (21)%

                                              Six months ended
                                                  June 30,          Increase (decrease)
                                            --------------------    --------------------
                                              1999        1998      Amount           %
                                            --------    --------    ------        ------
Equity in earnings of insurance affiliate   $     -     $   907     $(907)        (100)%
Equity in earnings of marine affiliates     $ 1,490     $ 1,865     $(375)         (20)%
Interest expense                            $(5,114)    $(5,999)    $(885)         (15)%

     The 1998 second quarter and first six months included $413,000 and $907,000, respectively, of equity in earnings from the Company's 45% voting common stock interest and its 100% non-voting preferred stock interest in Universal Insurance Company ("Universal"). Universal, a property and casualty insurance company, operates exclusively in the Commonwealth of Puerto Rico. Effective September 30, 1998, the Company sold its remaining 45% voting common stock interest and its 100% non-voting preferred stock interest in Universal for $36,000,000 in cash.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations - (Continued)


RESULTS OF OPERATIONS - (Continued)

      Equity in earnings of marine affiliates reflected a 47% decrease for the 1999 second quarter compared with the second quarter of 1998, and a 20% decrease for the 1999 first six months compared with the first six months of 1998. During the 1999 second quarter, a higher percentage of the partnership's offshore dry-cargo barge and tug units were operating in the spot market at lower rates, as compared with the 1998 second quarter, when the majority of the units were employed under the partnership's coal and rock contracts at higher rates.

      Interest expense reflected a 21% decrease for the 1999 second quarter compared with the second quarter of 1998, and a 15% decrease for the 1999 first half compared with the 1998 first half. The average debt and average interest rate for the 1999 second quarter was $132,100,000 and 7.27%, compared with $177,400,000 and 7.08% for the second quarter of 1998, respectively. For the 1999 first six months, the average debt was $134,000,000 and average interest rate was 7.25%. This compared favorably with average debt of $162,300,000 and average interest rate of 7.17% for the 1998 first six months. The higher average interest rate for the 1999 second quarter and first six months when compared with the average interest rate for the corresponding periods reflects the significant reduction in the Company's revolving credit agreement which carries a lower variable interest rate.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations - (Continued)


FINANCIAL CONDITIONS, CAPITAL RESOURCES AND LIQUIDITY

BALANCE SHEET

      Total assets as of June 30, 1999 were $379,470,000, a decrease of 3% compared with $390,299,000 as of December 31, 1998. The following table sets forth the significant components of the balance sheet as of June 30, 1999 compared with December 31, 1998 (dollars in thousands):

                                                                 Increase (decrease)
                                        June 30,   December 31,  -------------------
                                          1999         1998       Amount         %
                                        --------   ------------  ---------     -----
Assets:
 Current assets                         $106,134     $112,358    $ (6,224)      (6)%
 Property and equipment, net             252,749      256,899      (4,150)      (2)
 Investments in marine affiliates         13,094       12,795         299        2
 Other assets                              7,493        8,247        (754)      (9)
                                         -------      -------     -------      ---
                                        $379,470     $390,299    $(10,829)      (3)%
                                         =======      =======     =======      ===

Liabilities and stockholders' equity:
 Current liabilities                    $ 70,373     $ 65,940    $  4,433        7 %
 Long-term debt                          122,969      137,552     (14,583)     (11)
 Deferred taxes                           40,605       40,045         560        1
 Other long-term liabilities               6,165        5,722         443        8
 Stockholders' equity                    139,358      141,040      (1,682)      (1)
                                         -------      -------     -------      ---
                                        $379,470     $390,299    $(10,829)      (3)%
                                         =======      =======     =======      ===

      Working capital as of June 30, 1999 totaled $35,761,000, a 23% decrease compared with $46,418,000 at December 31, 1998. Available-for-sale securities decreased 16% due to the Company's use of its captive insurance subsidiary during 1999 for only the procurement of reinsurance in international markets. Trade accounts receivable decreased 9%, reflecting the Company's continuing emphasis on reducing collection time on trade accounts receivable. Diesel engine services inventories decreased 6%, reflecting the Company's emphasis on inventory management. Trade accounts payable increased 56%, principally the result of accruals for reinsurance premiums and marine transportation shipyard invoices.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations - (Continued)


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (Continued)

      Long-term debt, less current portion, decreased 11%, the result of favorable net cash provided by operating activities during the 1999 first half of $32,519,000. During the 1999 first half, the Company incurred $9,382,000 of capital expenditures. In addition, the Company purchased $11,838,000 of treasury stock through open market common stock repurchases, more fully described below.

      Stockholders' equity as of June 30, 1999 decreased 1% during the 1999 first half, reflecting the $11,838,000 of treasury stock purchases, more fully described below, net of $10,603,000 of net earnings.

TREASURY STOCK PURCHASES

      During the 1999 first half, the Company purchased in the open market 683,000 shares of its common stock at a total price of $11,838,000, for an average price of $17.33 per share. During the 1999 second quarter, the Company purchased 22,000 shares of its common stock at a total purchase price of $409,000, for an average price of $18.56 per share. The treasury stock purchases were financed by borrowing under the Company's revolving credit agreement.

      On April 20, 1999, the Board of Directors increased the Company's common stock repurchase authorization to 6,250,000 shares, an increase of 2,000,000 shares over the 2,250,000 shares authorized in October 1995 and 2,000,000 shares authorized in August 1994. The Company, as of August 11, 1999, had 2,392,000 shares available under the repurchase authorization. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

LIQUIDITY

      The Company generated net cash provided by operating activities of $32,519,000 and $30,781,000 for the six months ended June 30, 1999 and 1998, respectively. The 1999 first half was positively impacted by an $8,628,000 increase in cash flow, resulting from changes in working capital, compared with a $1,632,000 increase in the 1998 first six months. For the 1999 and 1998 first six months, the Company received net cash from the marine partnerships of $1,191,000 and $2,720,000, respectively.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations - (Continued)


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (Continued)

      Funds generated are available for capital construction projects, treasury stock repurchases, acquisitions, repayment of borrowings associated with each of the above and for other operating requirements. In addition to its net cash flow provided by operating activities, the Company also has available as of August 11, 1999, $94,000,000 under its Credit Agreement and $121,000,000 available under its medium term note program. The Company's scheduled principal payments during the next 12 months are $50,333,000. On June 1, 2000, $45,000,000 of the Company's medium term notes mature. These notes were classified as long-term at June 30, 1999 as the Company has the ability and intent to refinance the notes through available credit facilities.

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


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (Continued)

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

      The Company's Year 2000 action plan divides the Company's actions with respect to its internal and external exposures to the Year 2000 Issue into three sequential stages:

     * INVESTIGATION. This stage, substantially completed in the 1999 first quarter, included a complete physical inventorying of all computer systems, software applications, and equipment relying on computer software or embedded semiconductors. The Company has completed the process of mailing requests for Year 2000 Issues to the manufacturers and distributors of the systems and equipment. Responses have been positive, as most manufacturers and distributors have indicated the Year 2000 status of their equipment or systems as Year 2000 compliant.

     * REMEDIATION. This stage involves the repair or replacement of the Company's equipment and systems which have been identified as not being Year 2000 compliant in the investigation stage and the validation of the compliance of the equipment and systems which have been repaired or replaced. This stage has been substantially completed. The Company continues to be proactive in additional communication with key systems' manufacturers and distributors to ensure awareness of any unanticipated problems that have not been previously addressed.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations - (Continued)


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (Continued)

     While the Company expects that the remediation and contingency planning stages of its Year 2000 action plan will be completed as indicated above, the Company must rely on third parties including government agencies, manufacturers, distributors, vendors and suppliers, to provide information and to take actions which are beyond the Company's control. While the responses to the investigation stage have been positive, it is not possible for the Company to predict either the timeliness of the manufacturers or distributors who have not responded to the Company's requests, or the substance of the information and actions provided by third parties. Accordingly, the Company can not predict whether or to what extent the information provided by third parties will affect the timely completion of each stage of the Year 2000 action plan, as the information provided by third parties may require additional investigation, remediation, and/or contingency planning. Further, the Company's ability to timely complete its Year 2000 action plan is dependent upon the ability of third party manufacturers and distributors to provide necessary replacement equipment during the remediation stage.

      The total amount expended on the Year 2000 action plan through June 30, 1999 is approximately $100,000. Remaining costs related to the Year 2000 action plan are not expected to be material. The Company will continue to utilize internal resources to assist in the implementation of the Year 2000 action plan. The costs expended to date, and the costs anticipated to be expended in the second half of 1999, do not include the Company's internal costs, as the Company does not track such costs separately. The costs also do not include software upgrades that, while Year 2000 compliant, were not specifically upgraded for the Year 2000 Issue. The completion of the Year 2000 action plan is expected to significantly reduce both the level of uncertainty related to the Company's reliance on third parties for Year 2000 compliance and the possibility of significant interruptions of normal business operations. The forward-looking statements contained in this discussion should be read in conjunction with the Company's disclosure in the opening paragraph of this Management's Discussion and Analysis.

ACCOUNTING STANDARDS

       SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Based on the May 1999 announcement by the Financial Accounting Standards Board to delay the implementation date by one year, SFAS No. 133 is now effective for all quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is effective for the Company's year ending December 31, 2001 and is not expected to have a material effect on the Company's financial position or results of operations.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations - (Continued)


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (Continued)

SUBSEQUENT EVENT

      On July 29, 1999, the Company announced the signing of an Agreement and Plan of Merger with Hollywood providing for the merger of Hollywood, a privately held, inland tank barge company based in Houston, Texas, into Kirby Inland Marine, Inc., a wholly-owned subsidiary of the Company. The Company will purchase Hollywood for an aggregate consideration of approximately $325,000,000, consisting of approximately $90,000,000 in Kirby common stock, approximately $135,000,000 in cash and the assumption or refinancing of all or part of Hollywood's existing debt of approximately $100,000,000. The number of shares of Kirby common stock to be issued in the merger will be determined based on the average trading price of the common stock on the New York Stock Exchange during a twenty day period shortly before the closing, with the price used to be not less than $17.50 per share and not more than $21.50 per share.

      Financing for the cash portion of the transaction will be through the Company's existing $100,000,000 bank revolving credit agreement with Chase Bank of Texas, N.A. as agent bank and through the Company's existing medium term note program or new bond financing issued through the private and/or public markets. As of August 11, 1999, the Company had $94,000,000 available under the bank revolving credit agreement and $121,000,000 available under the medium term note program.

      Hollywood is engaged in the inland tank barge transportation of chemicals and petrochemicals, refined petroleum products, black oil and pressurized products primarily along the Gulf Intracoastal Waterway, the Houston Ship Channel and the lower Mississippi River. Hollywood operates a fleet of 256 inland tank barges, with 4.6 million barrels of capacity, and 104 inland towboats.

      Hollywood recorded total revenues of approximately $168,000,000 for the year ended December 31, 1998 and approximately $81,700,000 for the six months
ended  June  30,  1999.   The  closing of the transaction  is  subject  to  the
inspection of Hollywood's inland tank barges and towboats, satisfactory completion of an environmental audit, review of material contracts and the resolution of certain other issues, including a statutory filing under the Hart-Scott-Rodino Antitrust Improvements Act. Consummation of the transaction is expected in October 1999. The transaction will be accounted for using the purchase method of accounting.

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

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits:

          11.0     Computation of Earnings per Common Share.

          27.0     Financial Data Schedule.

(b)       Reports on Form 8-K:

          There were no reports on Form 8-K filed for the three months ended June 30, 1999. On July 30, 1999, the Company filed a report on Form 8-K reporting the signing of an Agreement and Plan of Merger with Hollywood Marine, Inc. for the merger of Hollywood into Kirby Inland Marine, Inc., a wholly-owned subsidiary of Kirby.



                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KIRBY CORPORATION
                                   (Registrant)


                                   By:  /s/  G. STEPHEN HOLCOMB
                                        ------------------------------
                                        G. Stephen Holcomb
                                        Vice President and Controller


Dated:    August 11, 1999