Form 10-Q
period 1999-09-30
KIRBY CORP
filed 1999-11-12
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

        [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                         For the quarter ended September 30, 1999

        [   ]            Transition report pursuant to Section 13 or  15(d)  of
                         the Securities and Exchange Act of 1934

Commission File Number   1-7615

                               Kirby Corporation
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Nevada                                74-1884980
--------------------------------------------  ---------------------------------
      (State or other jurisdiction of         (IRS Employer Identification No.)
       incorporation or organization)

1775 St. James Place, Suite 200, Houston, TX             77056-3453
--------------------------------------------  ---------------------------------
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

                        Yes  [ X ]          No   [   ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on November 12, 1999 was 24,543,345.

                        PART I - FINANCIAL INFORMATION

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                                  September 30,  December 31,
                                                      1999           1998
                                                  -------------  ------------
                                                        ($ in thousands)
Current assets:
  Cash and cash equivalents                          $  8,238      $    861
  Available-for-sale securities                        13,753        20,795
  Accounts receivable:
   Trade - less allowance for doubtful accounts        45,837        53,586
   Insurance claims and other                           5,328        16,919
  Inventory - finished goods                           13,098        14,181
  Prepaid expenses                                      5,657         4,829
  Deferred income taxes                                 1,473         1,187
                                                      -------       -------

     Total current assets                              93,384       112,358
                                                      -------       -------

Property and equipment, at cost                       476,041       466,443
  Less accumulated depreciation                       228,118       209,544
                                                      -------       -------

                                                      247,923       256,899
                                                      -------       -------

Investments in marine affiliates                       13,046        12,795
Goodwill - less accumulated amortization                4,985         5,368
Sundry                                                  2,059         2,879
                                                      -------       -------

                                                     $361,397      $390,299
                                                      =======       =======

           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  September 30,  December 31,
                                                      1999           1998
                                                  -------------  ------------
                                                        ($ in thousands)
Current liabilities:
 Current portion of long-term debt                  $  5,333       $  5,333
 Income taxes payable                                  1,853            504
 Accounts payable                                     14,007         12,918
 Accrued liabilities                                  36,501         43,305
 Deferred revenues                                     3,777          3,880
                                                     -------        -------

      Total current liabilities                       61,471         65,940
                                                     -------        -------

Long-term debt - less current portion                106,302        137,552
Deferred income taxes                                 40,990         40,045
Other long-term liabilities                            6,344          5,722
                                                     -------        -------

                                                     153,636        183,319
                                                     -------        -------

Contingencies and commitments                             --             --

Stockholders' equity:
 Preferred stock, $1.00 par value per share.
   Authorized 20,000,000 shares.                          --             --
 Common stock, $.10 par value per share.
   Authorized 60,000,000 shares, issued
   30,907,000 shares.                                  3,091          3,091
 Additional paid-in capital                          158,802        159,122
 Accumulated other comprehensive income                 (264)           338
 Retained earnings                                   164,521        147,054
                                                     -------        -------
                                                     326,150        309,605
 Less cost of 10,786,000 shares in treasury
   (10,137,000 at December 31, 1998)                 179,860        168,565
                                                     -------        -------

                                                     146,290        141,040
                                                     -------        -------

                                                    $361,397       $390,299
                                                     =======        =======

           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                  Three months ended       Nine months ended
                                                     September 30,           September 30,
                                                 ---------------------   ---------------------
                                                   1999         1998        1999        1998
                                                 --------    ---------   ---------   ---------
                                                  ($ in thousands, except per share amounts)
Revenues:
 Marine transportation                           $63,571     $ 62,700    $184,972    $184,955
 Diesel engine services                           16,933       19,627      58,068      63,951
 Investment income and other                         494          564         840       1,373
 Gain (loss) on disposition of assets                (27)        (138)          8         106
                                                  ------      -------     -------     -------

                                                  80,971       82,753     243,888     250,385
                                                  ------      -------     -------     -------

Costs and expenses:
 Costs of sales and operating expenses            51,275       53,055     158,370     161,730
 Selling, general and administrative               8,724       10,039      26,624      29,345
 Taxes, other than on income                       1,818        1,938       5,507       5,897
 Depreciation and amortization                     6,778        6,800      20,287      20,459
 Impairment of long-lived assets                      --        8,333          --       8,333
                                                  ------      -------     -------     -------

                                                  68,595       80,165     210,788     225,764
                                                  ------      -------     -------     -------

  Operating income                                12,376        2,588      33,100      24,621
Equity in earnings of marine affiliates              917        1,034       2,407       2,899
Equity in earnings of insurance affiliate             --          418          --       1,325
Loss on sale of insurance affiliate                   --      (10,536)         --     (10,536)
Interest expense                                  (2,289)      (3,236)     (7,403)     (9,235)
                                                  ------      -------     -------     -------

  Earnings (loss) before taxes on income          11,004       (9,732)     28,104       9,074
(Provision) benefit for taxes on income           (4,140)       3,161     (10,637)     (3,930)
                                                  ------      -------     -------     -------

  Net earnings (loss)                            $ 6,864     $ (6,571)   $ 17,467    $  5,144
                                                  ======      =======     =======     =======

Net earnings (loss) per share of common stock:
 Basic                                           $   .34     $   (.31)   $    .87    $    .23
                                                  ======      =======     =======     =======
 Diluted                                         $   .34     $   (.31)   $    .86    $    .23
                                                  ======      =======     =======     =======

                   See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Nine months
                                                        ended September 30,
                                                        -------------------
                                                           1999        1998
                                                        ---------   ---------
                                                           ($ in thousands)
Cash flows from operating activities:
 Net earnings                                           $ 17,467    $  5,144
 Adjustments to reconcile net earnings to net cash
  provided by operations:
   Depreciation and amortization                          20,287      20,459
   Provision (credit) for deferred income taxes              983      (3,987)
   Gain on disposition of assets                              (8)       (106)
   Deferred scheduled maintenance costs                     (496)       (340)
   Equity in earnings of marine affiliates, net of
    distributions and contributions                         (250)        643
   Equity in earnings of insurance affiliate                  --      (1,325)
   Loss on sale of insurance affiliate                        --      10,536
   Impairment of long-lived assets                            --       8,333
   Other                                                     (70)         68
   Increase in cash flows resulting from changes in
    operating working capital                             16,636         980
                                                         -------     -------
      Net cash provided by operating activities of
       continuing operations                              54,549      40,405
   Net cash used in operating activities of
    discontinued operations                                   --        (494)
                                                         -------     -------
      Net cash provided by operating activities           54,549      39,911
                                                         -------     -------

TABLE CONTINUED ON NEXT PAGE

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (Unaudited)

                                                            Nine months
                                                        ended September 30,
                                                        -------------------
                                                           1999        1998
                                                        ---------   ---------
                                                           ($ in thousands)
Cash flows from investing activities:
 Proceeds from sale and maturities of investments       $  6,116    $  1,200
 Purchase of investments                                      --         (18)
 Capital expenditures                                    (11,062)    (24,043)
 Proceeds from disposition of assets                         639       2,200
 Proceeds from disposition of business                        --      39,989
 Investing activities of discontinued operations              --        (275)
                                                         -------     -------
      Net cash provided by (used in) investing
       activities                                         (4,307)     19,053
                                                         -------     -------

Cash flows from financing activities:
 Borrowings (payments) on bank revolving credit
  agreements, net                                        (26,000)     29,400
 Payments on long-term debt                               (5,250)     (5,250)
 Purchase of treasury stock                              (11,838)    (87,254)
 Proceeds from exercise of stock options                     223       2,809
                                                         -------     -------
      Net cash used in financing activities              (42,865)    (60,295)
                                                         -------     -------
      Increase (decrease) in cash and cash equivalents     7,377      (1,331)

Cash and cash equivalents, beginning of year                 861       2,043
                                                         -------     -------
Cash and cash equivalents, end of period                $  8,238    $    712
                                                         =======     =======

Supplemental disclosures of cash flow information:
 Cash paid during the period:
   Interest                                             $  5,114    $  6,905
   Income taxes                                         $  6,217    $  5,534

           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


      In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998, and the results of operations for the three months and nine months ended September 30, 1999 and 1998.

(1)  BASIS FOR PREPARATION OF CONDENSED FINANCIAL STATEMENTS

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

(2)  ACQUISITION

      On October 12, 1999, the Company completed the acquisition of Hollywood Marine, Inc. ("Hollywood"), by means of a merger of Hollywood into Kirby Inland Marine, Inc., a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, the Company acquired Hollywood for an aggregate consideration of $322,200,000, consisting of $89,600,000 in common stock (4,384,000 shares at $20.44 per share), $128,700,000 in cash, and the assumption of $103,900,000 of Hollywood's existing debt and certain other liabilities. The aggregate purchase price is subject to post-closing adjustments. Hollywood was owned by C. Berdon Lawrence and certain trusts for members of his family. Hollywood's operations will be included as part of the Company's operations effective October 12, in accordance with the purchase method of accounting. The Company is currently in the process of preparing the purchase price allocation. Goodwill will be amortized over 30 years.

      Financing for the cash portion of the transaction and the repayment of Hollywood's existing debt was through the Company's existing $100,000,000 undrawn bank revolving credit agreement with Chase Bank of Texas, N.A. as agent bank and through a new $200,000,000 credit facility with Bank of America, N.A. as syndication agent bank; Chase Bank of Texas, N.A. as administrative agent; and Bank One, Texas, N.A. as documentation agent.

     Hollywood, located in Houston, Texas, was engaged in the inland tank barge transportation of chemicals and petrochemicals, refined petroleum products, black oil and pressurized products primarily along the Gulf Intracoastal Waterway, the Houston Ship Channel and the lower Mississippi River. Hollywood operated a fleet of 256 inland tank barges, with 4.6 million barrels of capacity, and 104 inland towboats. The Company has continued to use the assets of Hollywood in the same business that Hollywood conducted prior to the merger.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2)  ACQUISITION - (Continued)

      The following unaudited pro forma combined financial information for the nine months ended September 30, 1999 and 1998 is based on historical financial information of the Company and Hollywood. The financial information assumes the merger was completed as of the beginning of the periods indicated. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the merger been consummated at the beginning of the periods indicated, nor is the information necessarily indicative of the future results of operations (in thousands, except per share amounts):

                                                          Nine months ended
                                                            September 30,
                                                        --------------------
                                                          1999        1998
                                                        --------    --------
Revenues                                                $369,035    $376,175
Earnings before taxes on income                         $ 31,784    $ 11,734
Net earnings per share of common stock - diluted        $    .75    $    .21

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4)  COMPREHENSIVE INCOME

     The Company's total comprehensive income for the three months and nine months ended September 30, 1999 and 1998 were as follows (in thousands):

                                       Three months ended       Nine months ended
                                          September 30,           September 30,
                                      --------------------    -------------------
                                       1999         1998        1999        1998
                                      -------     --------    --------     ------
Net earnings (loss)                   $6,864      $(6,571)    $17,467      $5,144
Other comprehensive income (loss),
 net of tax                              (23)        (255)       (602)          1
                                       -----       ------      ------       -----

  Total comprehensive income (loss)   $6,841      $(6,826)    $16,865      $5,145
                                       =====       ======      ======       =====

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5)  SEGMENT INFORMATION

     The   following  table  sets  forth  the  Company's  summarized  financial information by reportable segment for the three months and nine months ended September 30, 1999 and 1998 (in thousands):

                               Three months ended        Nine months ended
                                 September 30,             September 30,
                              -------------------     ------------------------
                               1999        1998         1999           1998
                              -------    --------     --------       ---------
Revenues:
  Marine transportation       $63,571    $ 62,700     $184,972       $184,955
  Diesel engine services       16,933      19,627       58,068         63,951
  Other                           467         426          848          1,479
                               ------     -------      -------        -------
                              $80,971    $ 82,753     $243,888       $250,385
                               ======     =======      =======        =======

Segment profit (loss):
  Marine transportation       $11,329    $ 10,210     $ 29,647       $ 29,029
  Diesel engine services        1,518       1,999        5,799          6,527
  Other                        (1,843)    (21,941)      (7,342)       (26,482)
                               ------     -------      -------        -------
                              $11,004    $ (9,732)    $ 28,104       $  9,074
                               ======     =======      =======        =======

                                                    September 30,    December 31,
                                                        1999             1998
                                                    -------------    ------------
Total assets:
  Marine transportation                               $281,368         $301,020
  Diesel engine services                                33,507           38,588
  Other                                                 46,522           50,691
                                                       -------          -------
                                                      $361,397         $390,299
                                                       =======          =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5)  SEGMENT INFORMATION - (Continued)

      The following table presents the details of "Other" segment profit (loss) for the three months and nine months ended September 30, 1999 and 1998 (in thousands):

                                      Three months ended      Nine months ended
                                        September 30,           September 30,
                                    ---------------------   ---------------------
                                      1999        1998        1999        1998
                                    --------    ---------   --------    ---------
General corporate expenses          $  (938)    $ (1,714)   $(3,194)    $ (4,081)
Interest expense                     (2,289)      (3,236)    (7,403)      (9,235)
Equity in earnings of affiliates        917        1,452      2,407        4,224
Gain (loss) on sale of assets           (27)        (138)         8          106
Impairment of long-lived assets          --       (8,333)        --       (8,333)
Loss on sale of insurance affiliate      --      (10,536)        --      (10,536)
Other                                   494          564        840        1,373
                                     ------      -------     ------      -------
                                    $(1,843)    $(21,941)   $(7,342)    $(26,482)
                                     ======      =======     ======      =======

      The following table presents the details of "Other" total assets as of September 30, 1999 and December 31, 1998 (in thousands):

                                        September 30,     December 31,
                                            1999              1998
                                        -------------     ------------
General corporate assets                   $33,476           $37,896
Investments in marine affiliates            13,046            12,795
                                            ------            ------
                                           $46,522           $50,691
                                            ======            ======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6)  TAXES ON INCOME

      Earnings before taxes on income and details of the provision for taxes on income for the three months and nine months ended September 30, 1999 and 1998 were as follows (in thousands):

                                          Three months ended      Nine months ended
                                             September 30,          September 30,
                                         ---------------------   --------------------
                                           1999        1998        1999        1998
                                         --------    ---------   -------     --------
Earnings (loss) before taxes on income:
    United States                        $11,004     $(10,150)   $28,104     $ 7,749
    Puerto Rico                               --          418         --       1,325
                                          ------      -------     ------      ------
                                         $11,004     $ (9,732)   $28,104     $ 9,074
                                          ======      =======     ======      ======

Provision (benefit) for taxes on income:
    United States:
      Current                            $ 4,130     $  4,604    $ 8,877     $ 7,229
      Deferred                              (266)      (7,974)       983      (3,987)
      State and local                        276          209        777         688
                                          ------      -------     ------      ------
                                           4,140       (3,161)    10,637       3,930

    Puerto Rico - current                     --           --         --          --
                                          ------      -------     ------      ------
                                         $ 4,140     $ (3,161)   $10,637     $ 3,930
                                          ======      =======     ======      ======

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

      The Company is a provider of marine transportation services, operating inland tank barges and towing vessels transporting industrial chemicals, petrochemicals, refined petroleum products and agricultural chemicals throughout the entire United States waterway system. The Company serves as managing partner of a 35% owned offshore marine partnership and a 50% owned offshore marine partnership, transporting dry-bulk commodities port-to-port, primarily in the Gulf of Mexico. The partnerships are accounted for under the equity method of accounting. The Company is also engaged through its diesel engine services segment in the overhaul and servicing of large medium-speed diesel engines employed in marine, power generation and railroad applications.

      On October 12, 1999, the Company completed the acquisition of Hollywood Marine, Inc. for an aggregate consideration of $322,200,000, subject to post-closing adjustments. The acquisition is being accounted for using the purchase method of accounting, therefore, the reported results for the 1999 third quarter and first nine months do not include Hollywood. The acquisition is more fully described below under Subsequent Event.

      Hollywood, like the Company, was a provider of marine transportation services, operating inland tank barges and towing vessels. Hollywood transported industrial chemicals, petrochemicals, refined petroleum products, black oil and pressurized products along the Gulf Intracoastal Waterway, the Houston Ship Channel and the lower Mississippi River. Hollywood operated a fleet of 256 inland tank barges and 104 towing vessels.

      The Company, with the acquisition of Hollywood, operates 767 inland tank barges, with 14.1 million barrels of capacity, and 230 towing vessels. The Company also operates six barge and tug units transporting dry-bulk commodities.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS

      The Company reported net earnings of $6,864,000, or $.34 per share, on revenues of $80,971,000 for the 1999 third quarter, compared with a net loss of $6,571,000, or $.31 per share, on revenues of $82,753,000 for the 1998 third quarter. Net earnings for the nine months ended September 30, 1999 were $17,467,000, or $.86 per share, on revenues of $243,888,000, compared with net earnings of $5,144,000, or $.23 per share, on revenues of $250,385,000 for the 1998 first nine months. For purposes of this Management's Discussion, all earnings (loss) per share amounts presented are "Diluted Earnings (Loss) Per
Share." The weighted average number of common shares applicable to diluted earnings (loss) for the third quarter of 1999 and 1998 were 20,287,000 and 21,175,000, respectively, and for the 1999 and 1998 first nine months were 20,322,000 and 22,487,000, respectively. The reduction in common shares for the 1999 periods compared with the applicable 1998 periods primarily reflected the acquisition of treasury stock under the Company's Dutch Auction self-tender offer completed on March 23, 1998 and through open market share repurchases from January through April of 1999, more fully discussed below.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (Continued)

      The following tables set forth the Company's revenues and percentage of such revenues for the three months and nine months ended September 30, 1999 compared with the three months and nine months ended September 30, 1998 (dollars in thousands):

                           Three months ended September 30,
                          ---------------------------------
                               1999               1998          Increase (decrease)
                          --------------     --------------     -------------------
                          Amounts     %      Amounts     %       Amounts        %
                          -------   ----     -------   ----     --------      -----
Revenues:
  Marine transportation   $63,571    79%     $62,700    76%     $   871         1 %
  Diesel engine services   16,933    21       19,627    24       (2,694)      (14)
  Other income                467    --          426    --           41        10
                           ------   ---       ------   ---       ------       ---
                          $80,971   100%     $82,753   100%     $(1,782)       (2)%
                           ======   ===       ======   ===       ======       ===

                           Nine months ended September 30,
                          ---------------------------------
                               1999               1998          Increase (decrease)
                          --------------     --------------     -------------------
                           Amounts    %       Amounts    %       Amounts        %
                          --------  ----     --------  ----     --------      -----
Revenues:
  Marine transportation   $184,972   76%     $184,955   74%     $    17        -- %
  Diesel engine services    58,068   24        63,951   26       (5,883)       (9)
  Other income                 848   --         1,479   --         (631)      (43)
                           -------  ---       -------  ---       ------       ---
                          $243,888  100%     $250,385  100%     $(6,497)       (3)%
                           =======  ===       =======  ===       ======       ===

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (Continued)

      Revenues for the marine transportation segment increased 1% for the 1999 third quarter and increased less than 1% for the 1999 first nine months compared with the 1998 corresponding periods. The 1998 third quarter and first nine months included approximately $800,000 and $4,400,000, respectively, of revenues from two offshore tank barge and tug units which were sold in October 1998.

      During the 1999 third quarter and first nine months, chemical and petrochemical volumes remained strong. Refined products volumes, more seasonal in nature, increased during the summer months and were steady during the non-summer months. Liquid fertilizer and ammonia levels fell well below normal expectations for both the 1999 third quarter and first nine months due to high inventory levels in the Midwest. Overproduction of nitrogen in 1998 and 1999, coupled with a 30-year low corn price level, have deterred farmers from planting corn. In the 1999 second and third quarters, producers curtailed output of nitrogen products which resulted in decreased shipments by barge into the Midwest. Spot market rates have continued to reflect modest quarter-to-quarter increases during 1999 and term contracts are generally being renewed at higher levels. During the 1999 first quarter, poor operating conditions resulted in significant navigational delays (weather, locks and other restrictions), which lowered the quarter's revenues due to increased transit times.

       For the 1998 third quarter and first nine months, chemical and petrochemical volumes were strong and refined product volumes were firm through the summer driving season. The month of September 1998 was negatively impacted by three Gulf of Mexico storm events, two hurricanes and one tropical storm, which significantly reduced fleet efficiency during September. The Company estimated its 1998 third quarter was negatively impacted by the loss of approximately  $600,000  of  its marine transportation  revenues  and  incurred approximately $400,000 of additional expenses due to the storm events. The effect of the storm events reduced the Company's 1998 third quarter and first nine months operating earnings by an estimated $.02 to $.03 per share.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS, Continued

      The diesel engine services segment's revenues for the 1999 third quarter and first nine months decreased 14% and 9%, respectively, when compared with the 1998 corresponding periods. The 1998 third quarter and first nine months revenues included approximately $1,400,000 and $4,300,000, respectively, of revenues from a product line that the segment sold in September 1998. The segment continued to experience softness in its Gulf Coast oil and gas services market during the 1999 third quarter and first nine months. In the 1999 first six months, strong Midwest and East Coast engine overhauls and parts sales primarily offset the weak Gulf Coast market as Gulf Coast mechanics were dispatched to the stronger markets to meet the increased demands of those markets. During the 1999 third quarter, the Midwest and East Coast demands returned to normal, resulting in the overall reduction in revenues. In addition, the segment's shortline and industrial railroad markets continued to experience slower activity levels during the 1999 periods when compared with the corresponding prior year periods.

     The diesel engine services segment's revenues for the first nine months of 1998 benefited from a strong nationwide engine overhaul and direct parts market. The Gulf Coast market, enhanced by active drilling and related oil service activities in the Gulf of Mexico, did experience a modest decline in the 1998 third quarter as drilling activities declined.

      Other income, comprised primarily of investment income and gain in disposition of assets, declined 43% for the 1999 first nine months when compared with the 1998 corresponding periods. The 43% decline primarily reflected a smaller securities portfolio and correspondingly lower investment income from the Company's wholly owned captive insurance subsidiary in 1999 when compared with the 1998 corresponding period. The 1998 results also reflected the recognition of gains from the sale of marine transportation equipment during the 1998 first and second quarters.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS, Continued

      The following tables set forth the costs and expenses and percentage of such costs and expenses for the three months and nine months ended September 30, 1999 compared with the three months and nine months ended September 30, 1998 (dollars in thousands):

                                         Three months ended September 30,
                                         ---------------------------------
                                              1999               1998          Increase (decrease)
                                         --------------     --------------     -------------------
                                         Amounts     %      Amounts     %       Amounts       %
                                         -------   ----     -------   ----     ---------    ------
Costs and expenses:
 Costs of sales and operating expenses   $51,275    75%     $53,055    66%     $ (1,780)      (3)%
 Selling, general and administrative       8,724    13       10,039    13        (1,315)     (13)
 Taxes, other than on income               1,818     2        1,938     2          (120)      (6)
 Depreciation and amortization             6,778    10        6,800     9           (22)      --
 Impairment of long-lived assets              --    --        8,333    10        (8,333)    (100)
                                          ------   ---       ------   ---       -------     ----
                                         $68,595   100%     $80,165   100%     $(11,570)     (14)%
                                          ======   ===       ======   ===       =======     ====

                                          Nine months ended September 30,
                                         ---------------------------------
                                              1999               1998          Increase (decrease)
                                         --------------     --------------     -------------------
                                         Amounts     %      Amounts     %       Amounts       %
                                         --------  ----     --------  ----     ---------    ------
Costs and expenses:
 Costs of sales and operating expenses   $158,370   75%     $161,730   71%     $ (3,360)      (2)%
 Selling, general and administrative       26,624   13        29,345   13        (2,721)      (9)
 Taxes, other than on income                5,507    2         5,897    3          (390)      (7)
 Depreciation and amortization             20,287   10        20,459    9          (172)      (1)
 Impairment of long-lived assets               --   --         8,333    4        (8,333)    (100)
                                          -------  ---       -------  ---       -------     ----
                                         $210,788  100%     $225,764  100%     $(14,976)      (7)%
                                          =======  ===       =======  ===       =======     ====

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS, Continued

      Costs of sales and operating expenses for the 1999 third quarter and the 1999 first nine months reflected 3% and 2% decreases, respectively, when compared with the corresponding periods of 1998. The 1998 third quarter and first nine months included an impairment of a long-lived asset of $8,333,000. The carrying value of an offshore liquid tank barge and tug unit was reduced in accordance with SFAS No. 121. The unit was sold in October 1998 for a price approximating the revised carrying value of the unit. The 1998 third quarter and first nine months also included the costs and expenses associated with the revenues generated from the two offshore tank barge and tug units sold in October 1998 and the diesel engine services product line sold in September 1998. The costs of sales and operating expenses applicable to the assets sold totaled approximately $1,900,000 and $6,900,000 during the 1998 third quarter and first nine months, respectively.

      Excluding the impact of the events described above, costs of sales and operating expenses for the 1999 third quarter were in line with the 1998 third quarter, while costs of sales and operating expenses for the 1999 first nine months were 2% higher than the 1998 first nine months. As noted above, the marine transportation navigational delays incurred during the 1999 first quarter not only negatively impacted revenues, but also increased operating expenses. The ice and high water conditions required additional horsepower to complete the movements, additional fuel and other variable expenses. Costs of sales and operating expenses for the 1999 third quarter and first nine months also reflected the full impact of the overall 20% afloat wage increases implemented during 1998, the result of a tight afloat labor market. During 1998, the Company increased afloat compensation by 6% effective March 1, by 11% effective August 1, as well as increased longevity pay, trip pay, travel pay and mileage reimbursement. The 20% increase was necessary not only to retain current employees, but also to increase compensation to levels that were competitive with other industries so as to attract new afloat personnel. During the 1999 third quarter and first nine months, the marine transportation segment benefited from lower maintenance costs compared with the corresponding periods of 1998, as the segment is not competing for shipyard space with companies participating in the oil and gas drilling activities in the Gulf of Mexico. The segment also benefited from continued costs savings from its ongoing cost reduction procurement program.

      Selling, general and administrative expenses decreased 13% for the 1999 third quarter and 9% for the 1999 first nine months compared with the corresponding periods of 1998. The decrease primarily reflects savings in administrative expenses due to the relocation of facilities, continuing cost reduction efforts and the sale of the offshore equipment and diesel engine services business line noted above. The 1998 third quarter increase included non-recurring expenses totaling $450,000 for executive severance pay, search firm fees and consulting fees for the implementation of a value based management system tied to a new incentive compensation plan.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS, Continued

      The following tables set forth the operating income and operating margins by segment for the three months and nine months ended September 30, 1999 compared with the three months and nine months ended September 30, 1998 (dollars in thousands):

                             Three months ended September 30,
                        ------------------------------------------
                                1999                  1998
                        --------------------  --------------------
                        Operating             Operating             Increase (decrease)
                         income    Operating   income    Operating  -------------------
                         (loss)     margin     (loss)     margin    Amounts         %
                        ---------  ---------  ---------  ---------  -------       -----
Marine transportation    $11,329     17.8%     $10,210     16.3%    $1,119         11 %
Diesel engine services     1,518      9.0%       1,999     10.2%      (481)       (24)
Corporate                   (938)               (1,714)                776         45
Impairment of assets          --                (8,333)              8,333        100
                          ------                ------               -----        ---
                         $11,909               $ 2,162              $9,747        451 %
                          ======                ======               =====        ===

                              Nine months ended September 30,
                        ------------------------------------------
                                1999                  1998
                        --------------------  --------------------
                        Operating             Operating             Increase (decrease)
                         income    Operating   income    Operating  -------------------
                         (loss)     margin     (loss)     margin    Amounts         %
                        ---------  ---------  ---------  ---------  -------       -----
Marine transportation    $29,647     16.0%     $29,029     15.7%    $  618          2 %
Diesel engine services     5,799     10.0%       6,527     10.2%      (728)       (11)
Corporate                 (3,194)               (4,081)                887         22
Impairment of assets          --                (8,333)              8,333        100
                          ------                ------               -----        ---
                         $32,252               $23,142              $9,110         39 %
                          ======                ======               =====        ===

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS, Continued

      The following tables set forth the equity in earnings of affiliates, loss on the sale of the insurance affiliate and interest expense for the three months and nine months ended September 30, 1999 compared with the three months and nine months ended September 30, 1998 (dollars in thousands):

                                                Three months
                                             ended September 30,  Increase (decrease)
                                            --------------------  -------------------
                                              1999       1998      Amount        %
                                            --------   ---------  --------     ------
Equity in earnings of marine affiliates     $   917    $  1,034   $  (117)      (11)%
Equity in earnings of insurance affiliate   $    --    $    418   $  (418)     (100)%
Loss on sale of insurance affiliate         $    --    $(10,536)  $10,536       100 %
Interest expense                            $(2,289)   $ (3,236)  $  (947)      (29)%

                                                Nine months
                                             ended September 30,  Increase (decrease)
                                            --------------------  -------------------
                                              1999       1998      Amount        %
                                            --------   ---------  --------     ------
Equity in earnings of marine affiliates     $ 2,407    $  2,899   $  (492)      (17)%
Equity in earnings of insurance affiliate   $    --    $  1,325   $(1,325)     (100)%
Loss on sale of insurance affiliate         $    --    $(10,536)  $10,536       100 %
Interest expense                            $(7,403)   $ (9,235)  $(1,832)      (20)%

      Equity in earnings of marine affiliates reflected an 11% decrease for the 1999 third quarter compared with the third quarter of 1998, and a 17% decrease for the 1999 first nine months compared with the first nine months of 1998. During the 1999 third quarter, four of the partnership's five offshore dry-cargo barge and tug units were employed under the partnership's coal and rock contracts. The remaining partnership unit was in lay-up the entire 1999 third quarter and the Company is exploring various options for this unit. During the 1998 third quarter, and for the majority of the 1998 first nine months, the partnership's five offshore barge and tug units were fully employed.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS, Continued

      The 1998 third quarter and first nine months included $418,000 and $1,325,000, respectively, of equity in earnings from the Company's 45% voting common stock interest and its 100% non-voting preferred stock interest in Universal Insurance Company ("Universal"). Universal, a property and casualty insurance company formed by the Company in 1972, operates exclusively in the Commonwealth of Puerto Rico. In September 1992, the Company merged Universal with Eastern America Insurance Company, a subsidiary of Eastern America Insurance Group, Inc. ("Eastern America Group"). Effective September 30, 1998, the Company sold its remaining 45% voting common stock interest and its 100% non-voting preferred stock interest in Universal for $36,000,000 in cash. The Company closed the sale on October 7, 1998.

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

      The Company recognized, during the 1998 third quarter, a pre-tax loss for financial purposes of $10,536,000 on the Universal transaction. The Company's investment in Universal, accounted for under the equity method of accounting was based on the estimated receipt of $62,000,000 of redemption payments to the Company over the next eleven years, and the recording of the remaining built-in gain on the sale.

      Interest expense reflected a 29% decrease for the 1999 third quarter compared with the third quarter of 1998, and a 20% decrease for the 1999 first nine months compared with the 1998 first nine months. The average debt and average interest rate for the 1999 third quarter was $119,259,000 and 7.7%,
compared   with  $178,342,000  and  7.3%  for  the  third  quarter   of   1998,
respectively. For the 1999 first nine months, the average debt was $129,003,000 and average interest rate was 7.7%. This compared favorably with average debt of $167,715,000 and average interest rate of 7.3% for the 1998 first nine months. The higher average interest rate for the 1999 third quarter and first nine months when compared with the average interest rate for the corresponding periods reflects the significant reduction in the Company's revolving credit agreement which carries a lower variable interest rate.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


FINANCIAL CONDITIONS, CAPITAL RESOURCES AND LIQUIDITY

BALANCE SHEET

      Total assets as of September 30, 1999 were $361,397,000, a decrease of 7% compared with $390,299,000 as of December 31, 1998. The following table sets forth the significant components of the balance sheet as of September 30, 1999 compared with December 31, 1998 (dollars in thousands):

                                                                   Increase (decrease)
                                     September 30,  December 31,   -------------------
                                          1999          1998         Amount        %
                                     -------------  ------------   ---------     -----
Assets:
 Current assets                        $ 93,384       $112,358     $(18,974)     (17)%
 Property and equipment, net            247,923        256,899       (8,976)      (3)
 Investments in marine affiliates        13,046         12,795          251        2
 Other assets                             7,044          8,247       (1,203)     (15)
                                        -------        -------      -------      ---
                                       $361,397       $390,299     $(28,902)      (7)%
                                        =======        =======      =======     ===

Liabilities and stockholders' equity:
 Current liabilities                   $ 61,471       $ 65,940     $ (4,469)     (7)%
 Long-term debt                         106,302        137,552      (31,250)    (23)
 Deferred taxes                          40,990         40,045          945       2
 Other long-term liabilities              6,344          5,722          622      11
 Stockholders' equity                   146,290        141,040        5,250       4
                                        -------        -------      -------     ---
                                       $361,397       $390,299     $(28,902)     (7)%
                                        =======        =======      =======     ===

      Working capital as of September 30, 1999 totaled $31,913,000, a 31% decrease compared with $46,418,000 at December 31, 1998. Cash and cash equivalents increased to $8,238,000 at September 30, 1999 from $861,000 at December 31, 1998. The Company paid down all available variable debt and was accumulating cash for the Hollywood acquisition. Available-for-sale securities decreased 34% due to the Company's use of its captive insurance subsidiary during 1999 for only the procurement of reinsurance in international markets. Trade accounts receivable decreased 14%, reflecting the Company's continuing emphasis on reducing collection time on trade accounts receivable. Diesel engine services inventories decreased 8% reflecting the Company's continuing emphasis on inventory management. Accrued liabilities decreased 16%, primarily reflecting the settlement of an outstanding claim. The 69% reduction in accounts receivable - insurance claims and other primarily reflected the reimbursement of the settlement from the Company's insurance carrier.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY, Continued

      Long-term debt, less current portion, decreased 23%, the result of favorable net cash provided by operating activities during the 1999 first nine months of $54,549,000. During the 1999 first nine months, the Company incurred $11,062,000 of capital expenditures. In addition, the Company purchased
$11,838,000 of treasury stock through open market common stock repurchases, more fully described below.

     Stockholders' equity as of September 30, 1999 increased 4% during the 1999 first nine months, reflecting net earnings of $17,467,000, net of $11,838,000 of treasury stock purchases, more fully described below.

TREASURY STOCK PURCHASES

      From January through April 1999, the Company purchased in the open market 683,000 shares of its common stock at a total price of $11,838,000, for an average price of $17.33 per share. The treasury stock purchases were financed by borrowing under the Company's $100,000,000 revolving credit agreement.

      On April 20, 1999, the Board of Directors increased the Company's common stock repurchase authorization to 6,250,000 shares, an increase of 2,000,000 shares over the 2,250,000 shares authorized in October 1995 and 2,000,000 shares authorized in August 1994. The Company, as of November 9, 1999, had 2,392,000 shares available under the repurchase authorization. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

LIQUIDITY

      The Company generated net cash provided by operating activities of $54,549,000 and $39,911,000 for the nine months ended September 30, 1999 and 1998, respectively. The 1999 first nine months were positively impacted by a $16,636,000 increase in cash flow, resulting from changes in working capital, compared with a $980,000 increase in the 1998 first nine months. For the 1999 and 1998 first nine months, the Company received net cash from the marine partnerships of $2,156,000 and $3,541,000, respectively.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY, Continued

      Funds generated are available for capital construction projects, treasury stock repurchases, acquisitions, repayment of borrowings associated with each of the above and for other operating requirements. In addition to its net cash flow provided by operating activities, the Company, after the Hollywood acquisition, has available as of November 12, 1999, $82,500,000 under its $100,000,000 revolving credit agreement and $121,000,000 available under its medium term note program. The Company's scheduled principal payments during the next 12 months are $50,333,000. On June 1, 2000, $45,000,000 of the
Company's medium term notes mature. These notes were classified as long-term at September 30, 1999 as the Company has the ability and intent to refinance the notes through available credit facilities.

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

     * CONTINGENCY PLANNING. Based on the findings of the investigation stage, the Company's actions in this stage include the development of business scenarios likely to result from Year 2000 compliance failures by external suppliers or their equipment, systems or services, and the development of remedies to minimize the consequences of such failures on the Company's business. Those remedies may include preventative measures and "work around" solutions. This stage has been substantially completed.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations - (Continued)


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (Continued)

     While the Company has substantially completed the remediation and contingency planning stages of its Year 2000 action plan, the Company must rely on third parties including government agencies, manufacturers, distributors, vendors and suppliers, to provide information and to take actions which are beyond the Company's control. While the responses to the investigation stage have been positive, it is not possible for the Company to predict either the timeliness of the manufacturers or distributors who have not responded to the Company's requests, or the substance of the information and actions provided by third parties. Accordingly, the Company cannot predict whether or to what extent the information provided by third parties will affect the timely completion of each stage of the Year 2000 action plan, as the information provided by third parties may require additional investigation, remediation, and/or contingency planning. Further, the Company's ability to timely complete its Year 2000 action plan is dependent upon the ability of third party manufacturers and distributors to provide necessary replacement equipment during the remediation stage.

      The total amount expended on the Year 2000 action plan through September 30, 1999 is approximately $100,000. Remaining costs related to the Year 2000 action plan are not expected to be material. The Company will continue to utilize internal resources to assist in the implementation of the Year 2000 action plan. The costs expended to date, and the costs anticipated to be expended in the fourth quarter of 1999, do not include the Company's internal costs, as the Company does not track such costs separately. The costs also do not include software upgrades that, while Year 2000 compliant, were not specifically upgraded for the Year 2000 Issue. The completion of the Year 2000 action plan is expected to significantly reduce both the level of uncertainty related to the Company's reliance on third parties for Year 2000 compliance and the possibility of significant interruptions of normal business operations. The forward-looking statements contained in this discussion should be read in conjunction with the Company's disclosure in the opening paragraph of this Management's Discussion and Analysis.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations - (Continued)


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (Continued)

SUBSEQUENT EVENT

      On October 12, 1999, the Company completed the acquisition of Hollywood, by means of a merger of Hollywood into Kirby Inland Marine, Inc., a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, the Company acquired Hollywood for an aggregate consideration of $322,200,000 consisting of $89,600,000 in common stock (4,384,000 shares at $20.44 per share), $128,700,000 in cash, and the assumption of $103,900,000 of Hollywood's existing debt and certain other liabilities. The aggregate purchase price is subject to post-closing adjustments. Hollywood was owned by C. Berdon Lawrence and certain trusts for members of his family. Hollywood's operations were included as part of the Company's operations effective October 12, in accordance with the purchase method of accounting. The Company is currently in the process of preparing the purchase price allocation. Goodwill will be amortized over 30 years.

      Financing for the cash portion of the transaction and the repayment of Hollywood's existing debt was through the Company's existing $100,000,000 undrawn bank revolving credit agreement with Chase Bank of Texas, N.A. as agent bank and through a new $200,000,000 credit facility with Bank of America, N.A. as syndication agent bank; Chase Bank of Texas, N.A. as administrative agent; and Bank One, Texas, N.A. as documentation agent.

     Hollywood, located in Houston, Texas, was engaged in the inland tank barge transportation of chemicals and petrochemicals, refined petroleum products, black oil and pressurized products primarily along the Gulf Intracoastal Waterway, the Houston Ship Channel and the lower Mississippi River. Hollywood operated a fleet of 256 inland tank barges, with 4.6 million barrels of capacity, and 104 inland towboats. The Company has continued to use the assets of Hollywood in the same business that Hollywood conducted prior to the merger.

      With the combination of the Company and Hollywood, certain administrative and operating synergies estimated to be at least $10,000,000 annually are expected to be achieved. The synergies include the consolidation of corporate headquarters, the elimination of duplicate administrative and operating staffs and expenses, and improved operating efficiencies within the marine transportation operations. A significant portion of the savings is expected to be realized in the year ended December 31, 2000 and substantially all of the savings are expected to be realized in the year ended December 31, 2001.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
------    -----------------

          For a detailed explanation of the material pending legal proceedings against the Company, please refer to the Form 10-K for the year ended December 31, 1998.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits:

          11.0 Computation of Earnings per Common Share.

          27.0 Financial Data Schedule.

(b)       Reports on Form 8-K:

          On July 30, 1999, the Company filed a report on Form 8-K reporting the signing of an Agreement and Plan of Merger with Hollywood for the merger of Hollywood into Kirby Inland Marine, Inc., a wholly owned subsidiary of the Company.

          On October 14, 1999, the Company filed a report on Form 8-K reporting the completion on October 12, 1999 of the merger of Hollywood into Kirby Inland Marine, Inc., a wholly owned subsidiary of the Company.

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

Dated:    November 12, 1999