Form 10-K405
period 1999-12-31
KIRBY CORP
filed 2000-03-09
CIK 56047

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                           COMMISSION FILE NO. 1-7615

                               KIRBY CORPORATION
             (Exact name of registrant as specified in its charter)

                    NEVADA                                       74-1884980
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
          55 WAUGH DRIVE, SUITE 1000                               77007
                HOUSTON, TEXAS                                   (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (713) 435-1000

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                           WHICH REGISTERED
-------------------                                       ------------------------
   Common Stock -- $.10 Par Value Per Share               New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 8, 2000, 24,518,493 shares of common stock were outstanding. The aggregate market value of common stock held by nonaffiliates of the registrant, based on the closing sales price of such stock on the New York Stock Exchange on March 7, 2000 was $356,357,529. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement in connection with the Annual Meeting of the Stockholders to be held April 18, 2000, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

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

     The Company's principal executive office is located at 55 Waugh Drive, Suite 1000, Houston, Texas 77007, and its telephone number is (713) 435-1000. The Company's mailing address is P.O. Box 1745, Houston, Texas 77251-1745. The Company relocated to the Waugh Drive location in January 2000. Its former address was 1775 St. James Place, Suite 200, Houston, Texas 77056.

                             BUSINESS AND PROPERTY

     The Company, through its subsidiaries, conducts operations in two business segments: marine transportation and diesel engine services.

     The Company's marine transportation segment is engaged in the inland transportation of industrial chemicals, petrochemical feedstocks, agricultural chemicals, refined petroleum products, pressurized products and black oil products by tank barges, and the offshore transportation of dry-bulk cargoes by barge. The Company's marine transportation segment is strictly a provider of transportation services for its customers and does not assume ownership of any of the products that it transports. All of the Company's vessels operate under the U.S. flag and are qualified for domestic trade under the Jones Act.

     The Company's diesel engine services segment is engaged in the overhaul and repair of diesel engines and related parts sales in three distinct markets: the marine market, providing aftermarket service for vessels powered by large, medium-speed diesel engines utilized in the various inland and offshore marine industries; the locomotive market, providing aftermarket service for the shortline and the industrial railroad markets; and the stationary market, providing aftermarket service for small power generation applications and stand-by generation components of the nuclear industry.

     On October 12, 1999, the Company expanded its marine transportation business with the acquisition of Hollywood Marine, Inc. ("Hollywood") by means of a merger of Hollywood into Kirby Inland Marine, Inc. ("Kirby Inland Marine"), a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, the Company acquired Hollywood for an aggregate consideration of $320,788,000, consisting of $89,586,000 in common stock (4,384,000 shares at
$20.44 per share), $128,658,000 in cash, the assumption and refinancing of $99,185,000 of Hollywood's existing debt and $3,359,000 of merger costs. A final post-closing working capital adjustment was completed on February 29, 2000 for an additional $1,802,000 in common stock (88,178 shares at $20.44 per share). The final total purchase consideration for the Hollywood acquisition was $322,590,000. C. Berdon Lawrence was the principal shareholder of Hollywood.

     The Company and its marine transportation and diesel engine services subsidiaries have approximately 2,200 employees, all of which are in the United States.

     The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the continuing principal activities of the Company for the periods indicated (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Revenues from unaffiliated customers:
  Marine transportation..............................  $290,956   $244,839   $256,108
  Diesel engine services.............................    74,648     82,241     79,136
                                                       --------   --------   --------
          Consolidated revenues......................  $365,604   $327,080   $335,244
                                                       ========   ========   ========
Operating profits:
  Marine transportation..............................  $ 47,525   $ 37,661   $ 39,542
  Diesel engine services.............................     7,129      8,050      6,189
  General corporate expenses.........................    (4,814)    (5,375)    (4,864)
  Merger related charges.............................    (4,502)        --         --
  Impairment of long-lived assets....................        --     (8,333)        --
                                                       --------   --------   --------
                                                         45,338     32,003     40,867
  Equity in earnings of marine affiliates............     2,136        946      3,084
  Equity in earnings of insurance affiliate..........        --      1,325      4,609
  Loss on sale of insurance affiliate................        --    (10,536)        --
  Other income.......................................     1,029      5,175      1,290
  Minority interests.................................      (273)        --         --
  Interest expense...................................   (12,838)   (11,898)   (13,378)
                                                       --------   --------   --------
          Earnings from continuing operations before
            taxes on income..........................  $ 35,392   $ 17,015   $ 36,472
                                                       ========   ========   ========
Identifiable assets:
  Marine transportation..............................  $673,882   $301,020   $321,158
  Diesel engine services.............................    32,890     38,588     47,290
                                                       --------   --------   --------
                                                        706,772    339,608    368,448
  Investments in marine affiliates...................    14,941     12,795     16,256
  Investment in insurance affiliate..................        --         --     45,320
  Discontinued operations............................        --         --     49,036
  General corporate assets...........................    31,684     37,896     38,899
                                                       --------   --------   --------
          Consolidated assets........................  $753,397   $390,299   $517,959
                                                       ========   ========   ========

                             MARINE TRANSPORTATION

     The Company is engaged in marine transportation as a provider of services by barge for both the inland and offshore markets. As of March 8, 2000, the equipment owned or operated by the Company's marine transportation segment was comprised of 781 inland tank barges, 230 inland towboats, five inland bowboats, six offshore dry-cargo barges, six offshore tugboats and one shifting tugboat with the following specifications and capacities:

                                                        NUMBER    AVERAGE AGE     BARREL
CLASS OF EQUIPMENT                                     IN CLASS   (IN YEARS)    CAPACITIES
------------------                                     --------   -----------   ----------
Inland tank barges:
  Regular double skin:
     20,000 barrels and under........................    341         23.7        3,826,000
     Over 20,000 barrels.............................    218         18.0        5,845,000
  Specialty double skin..............................     84         23.0        1,427,000
  Double side, single bottom.........................     24         23.7          483,000
  Single skin:
     20,000 barrels and under........................     40         32.4          629,000
     Over 20,000 barrels.............................     74         27.2        2,037,000
                                                         ---         ----       ----------
          Total inland tank barges...................    781         22.7       14,247,000
                                                         ===         ====       ==========
Inland towing vessels:
  Inland towboats:
     2,000 horsepower and under......................    204         23.4
     Over 2,000 horsepower...........................     26         26.2
                                                         ---         ----
          Total inland towboats......................    230         23.7
                                                         ===         ====
  Inland bowboats....................................      5         22.0
                                                         ===         ====

                                                                                  DEADWEIGHT
                                                                                   TONNAGE
                                                                                  ----------
Offshore dry-cargo barges(*).........................      6         23.3           106,000
                                                         ===         ====          ========
Offshore tugboats(*).................................      7         23.4
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

     The following table sets forth the marine transportation revenues and percentage of such revenues for the marine transportation segment for the periods indicated (dollars in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                     ------------------------------------------------
                                          1999             1998             1997
                                     --------------   --------------   --------------
REVENUES BY PRODUCT OR OPERATION     AMOUNTS     %    AMOUNTS     %    AMOUNTS     %
--------------------------------     --------   ---   --------   ---   --------   ---
Marine transportation -- Inland:
  Liquid petroleum products........  $288,414    99%  $238,170    97%  $237,828    93%
                                     --------   ---   --------   ---   --------   ---
Marine transportation -- Offshore:
  Liquid petroleum products........        --    --      4,509     2      7,952     3
  Dry-bulk.........................     2,542     1      2,160     1      2,807     1
  Break-bulk.......................        --    --         --    --      7,529     3
                                     --------   ---   --------   ---   --------   ---
                                        2,542     1      6,669     3     18,288     7
                                     --------   ---   --------   ---   --------   ---
Intercompany transactions..........        --    --         --    --         (8)   --
                                     --------   ---   --------   ---   --------   ---
                                     $290,956   100%  $244,839   100%  $256,108   100%
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

     Today, the United States inland waterway system is one of the world's busiest and most efficient transportation systems. The nation's waterways serve as the backbone of the United States distribution system with over 1.1 billion short tons of cargo moved annually by domestic shipping. The inland waterway system extends approximately 26,000 miles, 11,000 miles of which are generally considered significant for domestic commerce, with 635 shallow draft ports. These navigable inland waterways link the United States heartland to the world.

     Based on cost, inland barge transportation is the most efficient means of transportation of bulk products compared with railroads and trucks. Inland barge transportation carries approximately 15% of domestic intercity freight at less than 2% of domestic intercity freight costs. The cargo capacity of a 30,000 barrel inland tank barge is the equivalent of 40 railcars or 150 tractor-trailer trucks. A typical lower Mississippi River tow of 30 barges has the carrying capacity of approximately 400 railcars or approximately 1,500 tractor-trailer trucks. The 400 railcars would require a freight train approximately 5 miles long and the 1,500 tractor-trailer trucks would stretch approximately 60 miles. In addition, in studies comparing inland water transportation to railroads and trucks, shallow-draft water transportation has been proven to be the most energy efficient and environmentally friendly method of moving bulk raw materials. One ton of bulk product can be carried 514 miles by inland barge on one gallon of fuel compared with 202 miles by rail and 59 miles by truck.

     Inland barge transportation is also the safest mode of transportation in the United States. It generally involves less urban exposure than rail or truck, it operates on a system with few crossing junctures and in areas relatively remote from population centers, all factors that generally reduce both the number and impact of waterway incidents. For the amount of tonnage carried, barge spills generally occur quite infrequently.

INLAND TANK BARGE INDUSTRY

     The Company operates within the United States inland tank barge industry, a diverse and independent mixture of integrated transportation companies, small operators and captive fleets owned by United States refining and petrochemical companies. The inland tank barge industry provides marine transportation of bulk liquid cargoes for customers and, in the case of captives, for their own account, along the United States inland waterway system. Among the most significant segments of this industry are the transporters of industrial chemicals, petrochemical feedstocks, agricultural chemicals, refined petroleum products, pressurized products and black oil products. The Company operates in each of these segments. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of domestic refineries and petrochemical facilities on navigable inland waterways and along the Gulf Coast. Much of the United States farm belt is likewise situated with access to the inland waterway system, relying on marine transportation of farm products, including agricultural chemicals. The Company's principal distribution system encompasses the Gulf Intracoastal Waterway from Brownsville, Texas to St. Marks, Florida, the Mississippi River System and the Houston Ship Channel. The Mississippi River System includes the Arkansas, Illinois, Missouri, Ohio and Tennessee Rivers and the Tombigbee Waterway.

     The Company believes that the total number of tank barges that operate in the inland waters of the United States has declined from approximately 4,200 in 1981 to approximately 2,900 in 1999. The Company believes this decrease primarily resulted from: increasing age of the domestic tank barge fleet resulting in scrapping; rates inadequate to justify new construction; reduction in financial and tax incentives which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; and an increase in environmental regulations that mandate expensive equipment modification, which some owners are unwilling or unable to undertake given current rate levels and the age of their fleets.

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

     Advanced technology in recent years in steel coating, paint and other advances have added to the life expectancy of inland tank barges. The average age of the nation's tank barge fleet is over 22 years old, with only 19% of the fleet built in the last 10 years. Single skin barges comprise approximately 15% of the nation's tank barge fleet, with an average age of 29 years. These single skin barges are being driven from the nation's tank barge fleet by market forces, stringent environmental regulations and rising maintenance costs associated with maintaining single skin barges.

     Over the years, the marine transportation industry as a whole has overbuilt periodically. However, the Company believes that the current consolidating industry will be less prone to overbuilding of the nation's tank barge fleet. Of the approximately 580 tank barges built since 1989, 109, or 19%, were built by the Company and by Hollywood prior to its merger with Kirby. The balance was primarily special purpose barges or barges constructed for specific contracts.

     The Company is also engaged in ocean-going dry-cargo barge operations, providing transportation of dry-bulk cargoes. Such cargoes are transported primarily between domestic ports along the Gulf of Mexico and along the Atlantic Seaboard, with occasional trips to Caribbean and South American ports.

COMPETITION IN THE INLAND TANK BARGE INDUSTRY

     The Company operates in the competitive marine transportation market for commodities transported on the Mississippi River System, the Gulf Intracoastal Waterway and the Houston Ship Channel. The industry has become increasingly concentrated in recent years as many companies have gone out of business or have been acquired. Since 1989, the Company has acquired nine inland tank barge companies, including Hollywood. The Company's competition has historically been based primarily on price; however, the industry's customers, through increased emphasis on safety, the environment, quality and a greater reliance on a "single source" supply of services, are more frequently requiring that their supplier of inland tank barge services have the capability to handle a variety of tank barge requirements, offer distribution capability throughout the inland waterway system, and offer flexibility, safety, environmental responsibility, financial responsibility, adequate insurance and quality of service consistent with the customer's own operations.

     The Company's direct competitors are primarily noncaptive marine transportation companies. "Captive" companies are those companies that are owned by major oil and/or petrochemical companies which, although competing in the inland tank barge market to varying extents, primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, based on its 781 barges and 14,247,000 barrels of available capacity. It has approximately 27% of the total domestic inland tank barge capacity.

     While the Company competes primarily with other barge companies, it also competes with companies owning refined product and chemical pipelines, rail tank cars and tractor-trailer tank trucks. As noted above, the Company believes that inland marine transportation of bulk liquid products enjoys a substantial cost advantage over rail and truck transportation. The Company believes that refined products and chemical pipelines, although often a less expensive form of transportation than inland tank barges, are not as adaptable to diverse products and are generally limited to fixed point-to-point distribution of commodities in high volumes over extended periods of time.

PRODUCTS TRANSPORTED

     The Company provides marine transportation services transporting the following products for its customers: chemicals and petrochemicals, refined petroleum products, agricultural chemicals, pressurized products and black oil products.

     Chemicals and Petrochemicals. Bulk liquid chemicals and petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrite, xylene and caustic soda, all consumed in the production of paper, fibers and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are also transported. The transporting of chemical and petrochemical products represents approximately 60% of the Company's total marine transportation revenues. Customers shipping these products include the major chemical and petrochemical companies in the United States.

     Refined Petroleum Products. Refined petroleum products transported include the various blends of gasoline, jet fuel, naphtha and diesel fuel and represent approximately 20% of total marine transportation revenues. Customers include the major oil and refining companies in the United States.

     Agricultural Chemicals. Agricultural chemicals transported, representing approximately 10% of total marine transportation revenues, include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of the producers of such products.

     Black Oil Products. Black oil products transported include such products as asphalt, No. 6 fuel oil, coker feed, vacuum gas and crude oil, as well as ship bunkers (refueling of ships). Such products represent approximately 10% of total marine transportation revenues. Black oil customers consist primarily of refining companies, marketers and end users that transport black oil products between refineries and storage terminals. Customers of ship bunkers include the major offshore shipping companies.

DEMAND DRIVERS IN THE INLAND TANK BARGE INDUSTRY

     Demand for inland tank barge transportation services is a product of the production volumes of the bulk liquid commodities efficiently transported by barge. Demand for marine transportation of the Company's five primary commodity groups, chemicals and petrochemicals, refined petroleum products, agricultural chemicals, pressurized products and black oil products, is based on different sets of circumstances. While the demand drivers of each commodity are different, the Company has the flexibility in most cases of re-allocating equipment to stronger demand products as economics dictate.

     Bulk liquid chemicals and petrochemicals volume demands generally track the general domestic economy, measured by production of products used in housing, automobiles and consumer goods. Growth in volumes of petrochemicals moved on the inland waterways correlates to growth in United States Gross Domestic Production. The other significant component of petrochemical production consists of gasoline additives, the demand for which closely parallels domestic gasoline consumption.

     Although refined petroleum product volumes can be tied closely to United States domestic gasoline consumption, the demand for the Company's tank barges to transport this commodity also relates to production/demand balances within the Midwest region. Generally, gasoline (and related petroleum products such as heating oil) is exported from the Gulf Coast where excess refining capacity exists. The Midwest, on the other hand, is a net importer of such products. Demand for barge transportation from the Gulf Coast to the Midwest region reflects the relative price differentials of Gulf Coast production to pipeline tariffs, Canadian imports or production in the Northeast.

     Demand for marine transportation of agricultural fertilizer is directly related to domestic nitrogen based fertilizer consumption, of which corn production is the best indicator. The nitrogen based liquid fertilizers carried by the Company are distributed from United States manufacturing facilities generally located in the southern United States where natural gas feedstocks are plentiful. Such products are delivered to the numerous small terminals and distributors along the northern rivers in the heartland of the United States.

     The demand for black oil products, including ship bunkers, varies with the type of product transported. Asphalt shipments are generally seasonal with a higher shipping season during April through November, paralleling the warmer weather. Other black oil shipments are more stable, depending on the requirements of the United States oil refineries.

MARINE TRANSPORTATION OPERATIONS

     The Company's marine transportation segment operates a fleet of 781 inland tank barges, 230 inland towboats and five inland bowboats, one offshore dry-cargo barge and one offshore tugboat. Through partnerships, the marine transportation segment currently operates four offshore dry-cargo barges, four offshore tugboats, one shifting tugboat and three terminals.

     Inland Operations. The Company's inland marine transportation operations are conducted through Kirby Inland Marine and its subsidiaries. As noted above, on October 12, 1999, Kirby Inland Marine completed the acquisition of Hollywood for an aggregate consideration of $322,590,000, after post-closing adjustments. Hollywood, like the Company, was a provider of marine transportation services, operating 270 inland tank barges and 104 towing vessels. Hollywood transported industrial chemicals, petrochemicals, refined petroleum products, pressurized products and black oil products along the Gulf Intracoastal Waterway, the Houston Ship Channel and the lower Mississippi River. See "Note 2" to the consolidated financial statements included under Item 8 elsewhere herein for further disclosure on the Hollywood acquisition.

     Kirby Inland Marine's operations, including Hollywood, consist of the Canal, Linehaul and River fleets, as well as barge fleeting services performed by Western Towing Company ("Western"), a wholly owned subsidiary of Kirby Inland Marine.

     The Canal fleet transports petrochemical feedstocks, processed chemicals and refined petroleum products, pressurized products and black oil products along the Gulf Intracoastal Waterway, the Mississippi River below Baton Rouge and in the Houston Ship Channel. Petrochemical feedstocks and certain pressurized products are transported from one refinery to another refinery for further processing. Processed chemicals and certain pressurized products are moved to waterfront terminals and chemical plants, while refined petroleum products are transported to waterfront terminals along the Gulf Intracoastal Waterway for distribution.

     The Linehaul fleet transports petrochemical feedstocks, processed chemicals, agricultural chemicals and lube oils along the Gulf Intracoastal Waterway, Mississippi River and the Illinois and Ohio Rivers. Loaded tank barges are collected at Baton Rouge from Gulf Coast refineries and chemical plants, and are transported from Baton Rouge upriver to waterfront terminals and plants on the Mississippi, Illinois and Ohio Rivers on regularly scheduled linehaul tows. Barges are dropped off and picked up going up and down river.

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

     The transportation of petrochemical feedstocks, processed chemicals and pressurized products is generally consistent throughout the year. Transportation of refined petroleum products, agricultural chemicals and black oil is generally more seasonal. Movements of refined petroleum products generally increase during the summer driving season. Movements of agricultural chemicals generally increase during the spring and fall planting seasons. Movements of black oil products such as heating oil generally increase during the winter months while movements of asphalt products generally increase in the spring through fall months.

     Marine transportation services are conducted under long-term contracts, ranging from one to ten years, with customers with whom the Company has long-standing relationships, as well as under short-term and spot contracts. Currently, approximately 70% of the revenues are derived from term contracts and 30% are derived from spot market movements.

     For increased environmental protection, all of the inland tank barges used in the transportation of industrial chemicals are of double skin construction and, where applicable, are capable of controlling vapor emissions to meet occupational health and safety regulations and air quality concerns.

     Through its acquisition of other inland tank barge operators in recent years, the Company has become one of the few inland tank barge operators with the ability to offer to its customers distribution capabilities throughout the Mississippi River System and the Gulf Intracoastal Waterway. Such consolidation offers economies of scale resulting from the Company's ability to match barges, towboats, products and destinations more efficiently.

     Through the Company's proprietary vessel management computer system, the Company's fleet of 781 barges and 230 towboats is dispatched from centralized dispatch at the Company's corporate office. Electronic orders are communicated to the vessel personnel, with reports of towing activities communicated electronically back to the corporate office. The electronic interface between the corporate office and the vessel personnel enables the Company to more effectively match customer needs to barge capabilities, thereby maximizing utilization of the Company's barge and towboat fleet.

     Western operates what the Company believes is the largest commercial tank barge fleeting service (temporary barge storage facilities) in the ports of Houston, Corpus Christi, Galveston and Freeport, Texas, and on the Mississippi River at Baton Rouge and New Orleans, Louisiana. Western provides service for Kirby Inland Marine's barges, as well as outside customers, transferring barges within the areas noted, as well as fleeting barges.

     Kirby Terminals, Inc. ("Kirby Terminals"), a subsidiary of the Company, as managing partner, manages the operations of Matagorda Terminal Ltd. and Red River Terminals, LLC, a Texas limited partnership and Louisiana limited liability company, respectively, in which Kirby Terminals owns a 50% interest. Both operations are bulk liquid terminals.

     Kirby Logistics Management, Inc. ("Kirby Logistics"), a subsidiary of Kirby Terminals, offers barge tankerman services and related distribution services to the Company and third parties.

     Offshore Operations. The Company's offshore marine transportation operations are conducted through a wholly owned subsidiary, Dixie Offshore Transportation Company ("Dixie Offshore") and its subsidiary. The offshore fleet is comprised of one ocean-going dry-bulk barge and tugboat unit, and equipment owned through two limited partnerships, Dixie Fuels Limited ("Dixie Fuels") and Dixie Fuels II, Limited ("Dixie Fuels II") in which a subsidiary of Dixie Offshore owns a 35% and 50% interest, respectively.

     The ocean-going dry-bulk barge and tugboat unit is engaged in the transportation of dry-bulk commodities including bauxite, sugar, limestone rock, grain and scrap steel, primarily between domestic ports along the Gulf of Mexico and along the Atlantic Seaboard, with occasional trips to Caribbean and South American ports.

     Dixie Bulk Transport, Inc. ("Dixie Bulk"), a subsidiary of Dixie Offshore, as general partner, manages the operations of Dixie Fuels, which currently operates a fleet of four ocean-going dry-bulk barges, four ocean-going tugboats and one shifting tugboat. The remaining 65% interest in Dixie Fuels is owned by Electric Fuels Corporation ("EFC"), an affiliate of Florida Power Corporation ("Florida Power"). Dixie Fuels operates primarily under term contracts of affreightment, including a contract that expires in the year 2002 with EFC to transport coal across the Gulf of Mexico to Florida Power's facility at Crystal River, Florida.

     Dixie Fuels also has a long-term contract, which expires in 2002, with Holnam, Inc. ("Holnam") to transport Holnam's limestone requirements from a facility adjacent to the Florida Power facility at Crystal River to Holnam's plant in Theodore, Alabama. The Holnam contract provides cargo for a portion of the return voyage for the vessels that carry coal to Florida Power's Crystal River facility. Dixie Fuels is also engaged in the transportation of coal, fertilizer and other bulk cargoes on a short-term basis between domestic ports and transportation of grain from domestic ports to ports primarily in the Caribbean Basin.

     Dixie Bulk, as general partner, also manages the operations of Dixie Fuels II, which owns an ocean-going dry-bulk and container barge and an ocean-going tugboat. The remaining 50% interest in Dixie Fuels II is owned by EFC. Dixie Bulk has executed a contract to sell the tugboat. Closing of the sale is expected to be consummated by April 2000. The barge is currently in lay-up and is for sale.

CONTRACTS AND CUSTOMERS

     The majority of the marine transportation contracts are for terms of one to ten years. Currently, the Company operates under longer term contracts with The Dow Chemical Company ("Dow"), Chevron Chemical Company, EFC, Holnam, and Baytank (Houston) Inc., among others. While these companies have generally been customers of the Company's marine transportation segment for several years and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. Dow, with which the Company has a contract through 2004, accounted for 12% of the Company's revenues in 1999 and 13% in 1998 and 1997. In 1999, Dow was granted an option to extend the Dow contract by two years, from 2004 to 2006.

EMPLOYEES

     The Company's marine transportation operations have approximately 1,800 employees, of which approximately 1,400 are vessel crew members. None of the Company's marine transportation operations are subject to collective bargaining.

PROPERTIES

     The principal office of Kirby Inland Marine is located in Houston, Texas, in the Company's facilities under a lease that expires in April 2006. Kirby Inland Marine's operating locations are on the Mississippi River at Baton Rouge, Louisiana, New Orleans, Louisiana, and Greenville, Mississippi, two locations in Houston, Texas near the Houston Ship Channel and in Corpus Christi, Texas. The Baton Rouge, New Orleans and Houston facilities are owned and the Greenville and Corpus Christi facilities are leased. Western's and Kirby Logistics' principal offices are located in facilities owned by Kirby Inland Marine in Houston, Texas near the Houston Ship Channel. The principal office of Dixie Offshore is in Belle Chasse, Louisiana in owned facilities.

GOVERNMENTAL REGULATIONS

     General. The Company's marine transportation operations are subject to regulation by the United States Coast Guard, federal laws, state laws and certain international conventions.

     Most of the Company's inland tank barges are inspected by the United States Coast Guard and carry certificates of inspection. The Company's inland and offshore towing vessels and offshore dry-bulk barges are not subject to United States Coast Guard inspection requirements. The Company's offshore towing vessels and offshore dry-bulk barges are built to American Bureau of Shipping ("ABS") classification standards and are inspected periodically by ABS to maintain the vessels in class. The crew employed by the Company aboard vessels, including captains, pilots, engineers, tankermen and ordinary seamen, is licensed by the United States Coast Guard.

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

     The requirements that the Company's vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the Coast Guard, and the application of United States labor and tax laws, significantly increases the cost of U.S. flag vessels when compared with comparable foreign flag vessels. The Company's business would be adversely effected if the Jones Act were to be modified so as to permit foreign competition that is not subject to the same United States Government imposed burdens.

     During the past several years, the Jones Act has come under attack by interests seeking to facilitate foreign flag competition for trades reserved for U.S. flag vessels under the Jones Act. These efforts have been consistently defeated by large margins in the United States Congress. The Company believes that continued efforts will be made to modify or eliminate the cabotage provisions of the Jones Act. If such efforts are successful, it could have an adverse effect on the Company.

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

     The Company presently pays a federal fuel tax of 24.3 cents per gallon, reflecting a 4.3 cents per gallon transportation fuel tax imposed in October 1993 and a 20 cents per gallon waterway use tax. There can be no assurance that additional user fees, either for inland waterways infrastructure, or for such things as aids to navigation infrastructure, may not be imposed in the future.

ENVIRONMENTAL REGULATIONS

     The Company's operations are effected by various regulations and legislation enacted for protection of the environment by the United States Government, as well as many coastal and inland waterway states.

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

The Company considers its most significant pollution liability exposure to be the carriage of persistent oils, such as black oil, ship bunkers and lube oils.

     One of the most important requirements under the OPA is that all newly constructed tank barges engaged in the transportation of oil and petroleum in the United States must be double hulled and all existing single hull tank barges be retrofitted with double hulls or phased out of domestic service by 2015.

     The Company manages its exposure to losses from potential discharges of pollutants through the use of well maintained and equipped vessels, the safety, training and environmental programs of the Company and the Company's insurance program. In addition, the Company uses double skin barges in the transportation of more hazardous chemical substances. There can be no assurance, however, that any new regulations or requirements or any discharge of pollutants by the Company will not have an adverse effect on the Company.

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

     Clean Air Regulations. The Federal Clean Air Act of 1979 ("Clean Air Act") requires states to draft State Implementation Plans ("SIPs") designed to reduce atmospheric pollution to levels mandated by this act. Several SIPs provide for the regulation of barge loading and degassing emissions. The implementation of these regulations requires a reduction of hydrocarbon emissions released into the atmosphere during the loading of most petroleum products and the degassing and cleaning of barges for maintenance or change of cargo. These regulations require operators who operate in these states to install vapor control equipment on their barges. The Company expects that future toxic emission regulations will be developed and will apply this same technology to many chemicals that are handled by barge. Additionally, in certain states, SIPs are being considered which may impact diesel engine exhaust emissions from towboats. Most of the Company's barges engaged in the transportation of petrochemicals, chemicals and refined products are already equipped with vapor control systems. Although a risk exists that new regulations could require significant capital expenditures by the Company and otherwise increase the Company's costs, the Company believes that, based upon the regulations that have been proposed thus far, no material capital expenditures beyond those currently contemplated by the Company and no increase in costs are likely to be required.

     Contingency Plan Requirement. The OPA and several state statutes of similar intent require the majority of the vessels and terminals operated by the Company to maintain approved oil spill contingency plans as a condition of operation. The Company has approved plans that comply with these requirements. The OPA also requires development of regulations for hazardous substance spill contingency plans. The United States Coast Guard has not yet promulgated these regulations; however, the Company anticipates that they will not be significantly more difficult to comply with than the oil spill plans.

     Occupational Health Regulations. The Company's vessel operations are primarily regulated by the United States Coast Guard for occupational health standards. The Company's shore personnel are subject to the United States Occupational Safety and Health Administration regulations. The Coast Guard has promulgated regulations that address the exposure to benzene vapors, which require the Company, as well as other operators, to perform extensive monitoring, medical testing and record keeping of seamen engaged in the handling of benzene and benzene containing cargo transported aboard vessels. It is expected that these regulations may serve as a prototype for similar health regulations relating to the carriage of other hazardous liquid cargoes. The Company believes that it is in compliance with the provisions of the regulations that have been adopted and does not believe that the adoption of any further regulations will impose additional material requirements on the Company. There can be no assurance, however, that claims will not be made against the Company for work related illness or injury, or that the further adoption of health regulations will not adversely effect the Company.

     Insurance. The Company's marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of bulk cargo in a marine environment. These hazards include the risk of loss of or damage to the Company's vessels, damage to third parties as a result of collision, fire or explosion, loss or contamination of cargo, personal injury of employees and third parties, pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of, or damage to the Company's vessels is insured through hull insurance currently insuring approximately $750 million in hull values. Liabilities such as collision, cargo, environmental, personal injury and general liability are insured up to $500 million per occurrence.

     Environmental Protection. The Company has a number of programs that were implemented to further its commitment to environmental responsibility in its operations. One such program is environmental audits of barge cleaning vendors principally directed at management of cargo residues and barge cleaning wastes. Others are the participation by the Company in the American Waterways Operators Responsible Carrier program and the Chemical Manufacturer's Association Responsible Care program, both of which are oriented towards continuously reducing the barge industry's and chemical and petroleum industries' impact on the environment, including the distribution services area.

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

     The Company was honored by the Department of Transportation and the United States Coast Guard in September 1995 as the recipient of the William M. Benkert Award, the premier national award which recognizes excellence in all aspects of marine safety and environmental protection. The Company was the first recipient of this award for the large vessel operator category. Given the national concern over the transportation of hazardous material and oil products, this award is independent affirmation of the Company's policies and achievements in the area of marine safety and environmental protection. The Company is not eligible to win the award again until the year 2000.

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

     Centralized training is provided through the training department which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company's operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company's training facility includes state of the art equipment and instruction aids, including a working towboat, tank barge and shore tank facilities. During 1999, approximately 1,000 employees completed courses at the training facility.

     Quality. The Company has made a substantial commitment to the implementation, maintenance and improvement of Quality Assurance Systems in compliance with the International Quality Standard, ISO 9002. Currently, all of the Company's marine transportation units serving the liquid and dry-cargo markets have been certified, many of them earning "firsts" among their peers. These Quality Assurance Systems have enabled both shore and vessel personnel to effectively manage the changes which occur in the working environment. In addition, such Quality Assurance Systems have enhanced the Company's already excellent safety and environmental performance.

                             DIESEL ENGINE SERVICES

     The Company is presently engaged in the overhaul and repair of large medium-speed diesel engines and related parts sales through Kirby Engine Systems, Inc., a wholly owned subsidiary of the Company, and its three operating subsidiaries, Marine Systems, Inc. ("Marine Systems"), Engine Systems, Inc. ("Engine Systems") and Rail Systems, Inc. ("Rail Systems"). Through each of the three operating subsidiaries, the Company sells genuine replacement parts, provides service mechanics to overhaul and repair engines and maintains facilities to rebuild component parts or entire engines. The Company serves the marine market, stand-by power generation market, the shortline and industrial railroad markets, and components of the nuclear industry. No single customer of the diesel engine services segment accounted for more than 10% of the Company's revenues in 1999, 1998 or 1997. The diesel engine services segment also provides services to the Company's marine transportation segment, which accounted for approximately 1% of the diesel engine services segment's total 1999 revenues, approximately 4% of its revenues for 1998 and 2% in 1997. Such revenues are eliminated in consolidation and not included in the table below.

     The following table sets forth the revenues for the diesel engine services segment for the periods indicated (dollars in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                      -----------------------------------------------
                                          1999             1998             1997
                                      -------------    -------------    -------------
                                      AMOUNTS    %     AMOUNTS    %     AMOUNTS    %
                                      -------   ---    -------   ---    -------   ---
Overhaul and repairs................  $40,139    54%   $43,107    52%   $46,911    59%
Direct parts sales..................   34,509    46     39,134    48     32,225    41
                                      -------   ---    -------   ---    -------   ---
                                      $74,648   100%   $82,241   100%   $79,136   100%
                                      =======   ===    =======   ===    =======   ===

MARINE SYSTEMS OPERATIONS

     Through Marine Systems, the Company is engaged in the overhaul and repair of marine diesel engines, reduction gear repair, line boring, block welding services and related parts sales for customers in the marine industry. The marine diesel engine services segment services tugboats and towboats powered by large diesel engines utilized in the inland and offshore barge industries. It also services marine equipment and offshore drilling equipment used in the offshore petroleum exploration and oil service industry, marine equipment used in the offshore commercial fishing industry and vessels owned by the United States Government.

     Marine Systems operates through three divisions providing in-house and in-field repair capabilities. These three divisions are: Gulf Coast (based in Houma, Louisiana); Midwest (based in Paducah, Kentucky); and West Coast (based in Seattle, Washington). All three of Marine Systems' divisions are nonexclusive authorized service centers for the Electro-Motive Division of General Motors Corporation ("EMD") selling parts and service. Marine Systems' Gulf Coast and Midwest divisions concentrate on larger medium-speed diesel engines, primarily those manufactured by EMD, that are more commonly used in the inland and offshore barge and oil service industries. The West Coast division primarily concentrates on the large EMD engines used by the offshore commercial fishing industry, the military and commercial businesses on the West Coast, and customers in Alaska. Marine Systems' emphasis is on service to its customers and it can send its crews from any of its divisions to service customers' equipment anywhere in the world.

MARINE SYSTEMS CUSTOMERS

     Major customers of Marine Systems include inland and offshore dry-bulk and tank barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities and the United States Coast Guard, Navy and Army.

     Since Marine Systems' business can be cyclical and is linked to the relative health of the diesel power tugboat and towboat industry, the offshore supply boat industry, the oil and gas drilling industry, the military and the offshore commercial fishing industry, there is no assurance that its present gross revenues can be maintained in the future. The results of the diesel engine services industry are largely tied to the industries it serves, and, therefore, are somewhat influenced by the cycles of such industries.

MARINE SYSTEMS COMPETITIVE CONDITIONS

     Marine Systems' primary competitors are approximately 10 independent diesel engine services companies and authorized EMD distributors in each of its three divisions. Certain operators of diesel powered marine equipment elect to maintain in-house service capabilities. While price is a major determinant in the competitive process, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are significant factors. A substantial portion of Marine Systems' business is obtained by competitive bids. Marine Systems has entered into preferential service agreements with certain large operators of diesel powered marine equipment, providing such operations with one source of support and service for all of their requirements at pre-negotiated prices.

     Many of the parts sold by Marine Systems are generally available from other distributors; however, Marine Systems is one of a limited number of authorized resellers of EMD parts. Although the Company believes it is unlikely, termination of Marine Systems' relationship with EMD distributors could adversely effect its business.

ENGINE SYSTEMS OPERATIONS

     Through Engine Systems, an EMD authorized distributor for 17 eastern states and the Caribbean, and the exclusive worldwide distributor of EMD products to the nuclear industry, the Company is engaged in the sale and distribution of EMD products, and the overhaul and repair of diesel engines for power generation, marine and nuclear applications. As a distributor, Engine Systems has a better pricing structure for parts purchased from EMD than authorized service centers.

     In July 1997, Engine Systems entered into an agreement with Stewart & Stevenson Services, Inc., allowing Stewart & Stevenson to sell EMD engines within Engine Systems' distributorship territory. Engine Systems receives an annual fee based on sales within the distributorship territory. Engine Systems, as well as Marine Systems, also serves as United States marine parts distributor for Falk Corporation, a marine reduction gear manufacturer.

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

RAIL SYSTEMS OPERATIONS

     Through Rail Systems, the Company is engaged in the overhaul and repair of locomotive diesel engines and the sale of replacement parts for locomotives serving the shortline and the industrial railroads within the continental United States. Rail Systems serves as an exclusive distributor for EMD providing replacement parts, service and support to these markets. EMD is the world's largest manufacturer of diesel-electric locomotives, a position it has held for over 70 years.

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

EMPLOYEES

     Marine Systems, Engine Systems and Rail Systems together have approximately 220 employees.

PROPERTIES

     The principal offices of Marine Systems and Rail Systems are located in Houma, Louisiana. Parts and service facilities are located in Houma, Louisiana; in Paducah, Kentucky; and in Seattle, Washington. The Paducah, Kentucky and Seattle, Washington locations are on leased property and the Houma, Louisiana location is situated on approximately seven acres of Company owned land. The principal office of Engine Systems is located in Rocky Mount, North Carolina with service facilities in Chesapeake, Virginia and Medley, Florida. Each of Engine Systems' locations is on leased property.

                                   INSURANCE

     Effective September 30, 1998, the Company sold its remaining 45% voting common stock interest and its non-voting preferred stock interest in Universal Insurance Company ("Universal") for $36,000,000 in cash. Universal, a property and casualty insurance company in the Commonwealth of Puerto Rico, was formed by the Company in 1972. In September 1992, the Company merged Universal with Eastern America Insurance Company ("Eastern America"), a subsidiary of Eastern America Insurance Group, Inc. ("Eastern America Group"). In accordance with a shareholders' agreement among the Company, Universal and Eastern America Group, through redemption rights, Universal had the obligation to purchase the Company's entire interest in Universal gradually, over a 15 year period. The Company closed the sale on October 7, 1998 and the cash proceeds were used to reduce the Company's revolving line of credit.

     Under an anticipated redemption schedule, the Company would have received a stream of cash payments between 1998 and the year 2008 totaling $62,000,000. The $36,000,000 received represented the present value of the payment stream. Including prior redemptions and the final sale, the Company received total payments of $58,000,000 for its interest in Universal.

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

INSURANCE OPERATION

     The Company utilizes a Bermuda domiciled wholly owned insurance subsidiary, Oceanic Insurance Limited ("Oceanic"), to insure risks and procure reinsurance for the Company and its marine transportation and diesel engine services subsidiaries and affiliated entities. Such reinsurance, procured in international markets, limits the Company's exposure to losses.

                            DISCONTINUED OPERATIONS

     In March 1998, the Company sold its U.S. flag product tanker and harbor service operations for $38,600,000 in cash. Under the terms of a purchase agreement dated January 28, 1998, the Company sold two offshore tankers and its harbor service operations to Hvide Marine Incorporated and five offshore tankers were sold to August Trading Company, Inc.

     The offshore tanker and harbor service operations' financial results were accounted for as discontinued operations as of December 31, 1997, and previously reported financial statements were restated to reflect the discontinuation of the operations. See "Note 3" to the consolidated financial statements included under Item 8 elsewhere herein for further disclosures on the sale of the tanker and harbor service operations.

ITEM 2. PROPERTIES

     The information appearing in Item 1 is incorporated herein by reference. The Company and Kirby Inland Marine currently occupy leased office space at 55 Waugh Drive, Suite 1000, Houston, Texas under a lease that expires in April 2006 and at 1775 St. James Place, Suite 200, Houston, Texas under a lease that expires in August 2003. During the 1999 fourth quarter, the Company announced its intentions to vacate the St. James location in April 2000 and to sublease the facility. The Company believes that its facilities at 55 Waugh Drive are adequate for its needs and additional facilities would be available if required.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal and other proceedings which are incidental to the conduct of its business, none of which in the opinion of management will have a material effect on the Company's financial condition, results of operations or cash flows. Management has recorded necessary reserves and believes that it has adequate insurance coverage or has meritorious defenses for the foregoing claims and contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1999, no matter was submitted to a vote of security holders through solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

NAME                                        AGE             POSITIONS AND OFFICES
----                                        ---             ---------------------
C. Berdon Lawrence........................  57    Chairman of the Board of Directors
J. H. Pyne................................  52    President, Director and Chief Executive
                                                  Officer
Norman W. Nolen...........................  57    Executive Vice President, Chief Financial
                                                    Officer, Treasurer and Assistant
                                                    Secretary
Mark R. Buese.............................  43    Senior Vice President -- Administration
Jack M. Sims..............................  57    Vice President -- Human Resources
Connie C. Power...........................  41    Vice President -- Corporate Operations
Howard G. Runser..........................  49    Vice President -- Information Technology
G. Stephen Holcomb........................  54    Vice President, Controller and Assistant
                                                    Secretary
Steven P. Valerius........................  45    President -- Kirby Inland Marine, Inc.
Dorman L. Strahan.........................  43    President -- Kirby Engine Systems, Inc.

     No family relationship exists among the executive officers or among the executive officers and the directors. Officers are elected to hold office until the annual meeting of directors, which immediately follows the annual meeting of stockholders, or until their respective successors are elected and have qualified.

     C. Berdon Lawrence holds an M.B.A. degree and a B.B.A. degree in business administration from Tulane University. He has served the Company as Chairman of the Board since October 1999. Prior to joining the Company in October 1999, he served for 30 years as President of Hollywood, an inland tank barge company of which he was the founder and principal shareholder and which was acquired by the Company on October 12, 1999.

     J. H. Pyne holds a degree in liberal arts from the University of North Carolina and has served as President and Chief Executive Officer of the Company since April 1995. He has served the Company as a Director since 1988. He had served as Executive Vice President of the Company from 1992 to April 1995 and as President of Kirby Inland Marine from 1984 to November 1999. He also served in various operating and administrative capacities with Kirby Inland Marine from 1978 to 1984, including Executive Vice President from January to June 1984. Prior to joining the Company, he was employed by Northrop Services, Inc. and served as an officer in the United States Navy.

     Norman W. Nolen is a Certified Public Accountant and holds an M.B.A. degree from the University of Texas and a degree in electrical engineering from the University of Houston. He has served the Company as Executive Vice President, Chief Financial Officer and Treasurer since October 1999 and served as Senior Vice President, Chief Financial Officer and Treasurer from February 1999 to October 1999. Prior to joining the Company, he served as Senior Vice President, Treasurer and Chief Financial Officer of Weatherford International, Inc. from 1991 to 1998. He served as Corporate Treasurer of Cameron Iron Works from 1980 to 1990 and as a corporate banker with Texas Commerce Bank from 1968 to 1980.

     Mark R. Buese holds a degree in business administration from Loyola University and has served the Company as Senior Vice President -- Administration since October 1999. He served the Company or one of its subsidiaries as Vice President -- Administration from 1993 to October 1999. He has also served as Vice President of Kirby Inland Marine since 1985 and served in various sales, operating and administrative capacities with Kirby Inland Marine from 1978 through 1985.

     Jack M. Sims holds a degree in business administration from the University of Miami and has served the Company, or one of its subsidiaries, as Vice President -- Human Resources since 1993. Prior to joining the Company in March 1993, he served as Vice President -- Human Resources for Virginia Indonesia Company from 1982 through 1992, Manager Employee Relations for Houston Oil and Minerals Corporation from 1977 through 1981 and in various professional and managerial positions with Shell Oil Company from 1967 through 1977.

     Connie C. Power holds a degree in marketing and transportation from the University of Alabama. She has served the Company as Vice President -- Corporate Operations since January 2000. Prior to joining the Company in October 1999, she served as Vice President -- Administration of Hollywood. Prior to joining Hollywood in 1986, she was employed by National Marine, Inc.

     Howard G. Runser holds a M.B.A. degree from Xavier University and a Bachelor of Science degree from Penn State University. He has served the Company as Vice President -- Information Technology since January 2000. He is a Certified Data Processor and a Certified Computer Programmer. Prior to joining the Company in January 2000, he was the Vice President of Financial Information Systems for Petroleum Geo-Services and previously held management positions with Weatherford International and Compaq Computer Corporation.

     G. Stephen Holcomb holds a degree in business administration from Stephen
F. Austin State University and has served the Company as Vice President, Controller and Assistant Secretary since January 1989. He also served as Controller from 1987 through 1988 and as Assistant Controller from 1976 through 1986. Prior to that, he was Assistant Controller of Industries from 1973 to 1976. Prior to joining the Company, he was employed by Cooper Industries, Inc.

     Steven P. Valerius holds a J.D. degree from South Texas College of Law and a degree in business administration from the University of Texas. He has served the Company as President of Kirby Inland Marine since November 1999. Prior to joining the Company in October 1999, he served as Executive Vice President of Hollywood. Prior to joining Hollywood in 1979, he was employed by KPMG LLP.

     Dorman L. Strahan attended Nicholls State University and has served the Company as President of Kirby Engine Systems, Inc. since May 1999, President of Marine Systems since 1986, President of Rail Systems since 1993 and President of Engine Systems since 1996. After joining the Company in 1982 in connection with the acquisition of Marine Systems, he served as Vice President of Marine Systems until 1985.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated.

                                                               SALES PRICE
                                                              -------------
                                                              HIGH      LOW
                                                              ----      ---
2000
  First Quarter (through March 7, 2000).....................  $20 1/2   $17 5/8
1999
  First Quarter.............................................   20        16 3/4
  Second Quarter............................................   21 1/2    17 13/16
  Third Quarter.............................................   22 3/8    18 3/16
  Fourth Quarter............................................   20 11/16  16 1/2
1998
  First Quarter.............................................   24 11/16  19 1/16
  Second Quarter............................................   25 11/16  21 1/2
  Third Quarter.............................................   25 11/16  20
  Fourth Quarter............................................   21 9/16   17 1/4

     As of March 8, 2000, the Company had 24,518,493 outstanding shares held by approximately 1,300 stockholders of record.

     The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Since 1989, the Company has not paid any dividends on its common stock.

     The common stock issued by the Company in the acquisition of Hollywood was not registered under the Securities Act of 1933 (the "Act") in reliance on an exemption from registration under Section 4(2) of the Act and Regulation D promulgated thereunder. Hollywood was a closely held company and the Hollywood merger was a privately negotiated transaction without any general solicitation or advertising. The shareholders of Hollywood who received the Company's common stock represented to the Company that they were all "accredited investors" (as defined in Regulation D) who were acquiring the Company's stock for investment and acknowledged that there would be restrictions on transfer of the shares received in the merger.

ITEM 6. SELECTED FINANCIAL DATA

     The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 1999. The tanker and harbor service operations' financial results for 1997 have been accounted for as discontinued operations and previously issued financial statements have been restated. The information should be read in conjunction with Management's Discussion and Analysis of

Financial Condition and Results of Operations of the Company and the Financial Statements and Schedules included under Item 8 elsewhere herein (in thousands, except per share amounts):

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                          1999(*)    1998(*)      1997     1996(*)    1995(*)
                                          --------   --------   --------   --------   --------
Revenues:
  Marine transportation.................  $290,956   $244,839   $256,108   $249,594   $267,687
  Diesel engine services................    74,648     82,241     79,136     70,422     50,538
  Insurance.............................        --         --         --         --     45,239
                                          --------   --------   --------   --------   --------
                                          $365,604   $327,080   $335,244   $320,016   $363,464
                                          ========   ========   ========   ========   ========
Net earnings from continuing
  operations............................  $ 21,441   $ 10,109   $ 22,705   $ 21,208   $  6,958
                                          --------   --------   --------   --------   --------
Discontinued operations:
  Earnings from discontinued operations,
     net of income taxes................        --         --      2,943      6,021      2,425
  Estimated loss on sale of discontinued
     operations, net of income taxes....        --         --     (3,966)        --         --
                                          --------   --------   --------   --------   --------
                                                --         --     (1,023)     6,021      2,425
                                          --------   --------   --------   --------   --------
          Net earnings..................  $ 21,441   $ 10,109   $ 21,682   $ 27,229   $  9,383
                                          ========   ========   ========   ========   ========
Earnings (loss) per share of common
  stock:
  Basic:
     Continuing operations..............  $   1.01   $    .46   $    .93   $    .83   $    .25
     Discontinued operations............        --         --       (.04)       .24        .09
                                          --------   --------   --------   --------   --------
                                          $   1.01   $    .46   $    .89   $   1.07   $    .34
                                          ========   ========   ========   ========   ========
  Diluted:
     Continuing operations..............  $   1.01   $    .46   $    .92   $    .82   $    .25
     Discontinued operations............        --         --       (.04)       .24        .09
                                          --------   --------   --------   --------   --------
                                          $   1.01   $    .46   $    .88   $   1.06   $    .34
                                          ========   ========   ========   ========   ========
  Weighted average shares outstanding:
     Basic..............................    21,172     21,847     24,381     25,555     27,561
     Diluted............................    21,293     22,113     24,594     25,781     27,772

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                          1999(*)    1998(*)      1997     1996(*)    1995(*)
                                          --------   --------   --------   --------   --------
Property and equipment, net.............  $451,851   $256,899   $272,384   $277,622   $275,184
Total assets............................  $753,397   $390,299   $517,959   $524,530   $498,084
Long-term debt..........................  $321,607   $142,885   $154,818   $181,950   $179,226
Stockholders' equity....................  $240,036   $141,040   $218,269   $205,754   $205,333

---------------

(*) Comparability with prior periods is affected by the following: the Company's ownership of the voting stock of Universal declining to 47% on July 18, 1995, and the recording of the Company's investment in Universal on the equity method of accounting effective July 1, 1995; the purchase of the assets of MKW in July 1996; the sale of the Company's remaining interest in Universal effective September 30, 1998; and the purchase of the stock of Hollywood effective October 12, 1999.

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

     On October 12, 1999, the Company completed the acquisition of Hollywood by means of a merger of Hollywood into Kirby Inland Marine, a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, the Company acquired Hollywood for an aggregate consideration of $320,788,000, consisting of $89,586,000 in common stock (4,384,000 shares at $20.44 per share), $128,658,000 in cash, the assumption and refinancing of $99,185,000 of Hollywood's existing debt and $3,359,000 of merger costs. A final post-closing working capital adjustment was completed on February 29, 2000 for an additional $1,802,000 in common stock (88,178 shares at $20.44 per share). The final total purchase consideration for the Hollywood acquisition was $322,590,000. C. Berdon Lawrence was the principal shareholder of Hollywood. Hollywood's operations were included as part of the Company's operations effective October 12, in accordance with the purchase method of accounting. Goodwill is being amortized over 30 years.

     In March 1998, the Company completed the sale of its offshore tanker and harbor service operations for $38,600,000 in cash. The offshore tanker and harbor service operations' financial results have been accounted for as discontinued operations as of December 31, 1997, and previously reported financial statements have been restated to reflect the discontinuation of the operations. Such financial results as of December 31, 1997 included a provision for operating results during the phase-out period, January 1, 1998 through the date of sale.

RESULTS OF OPERATIONS

     The Company reported net earnings of $21,441,000, or $1.01 per share, on revenues of $365,604,000 for 1999, compared with net earnings of $10,109,000, or $.46 per share, on revenues of $327,080,000 for 1998 and net earnings from continuing operations of $22,705,000, or $.92 per share, on revenues of $335,244,000 for 1997.

     Marine transportation revenues for 1999 totaled $290,956,000, or 80% of total revenues, compared with $244,839,000, or 75% of total revenues for 1998 and $256,108,000, or 76% of total revenues for 1997. Diesel engine services revenues for 1999 totaled $74,648,000, or 20% of total revenues, compared with $82,241,000, or 25% of total revenues for 1998 and $79,136,000, or 24% of total revenues for 1997.

     The Company reported net gains from the disposition of assets of $64,000 in 1999, $3,517,000 in 1998 and $407,000 in 1997. The net gains were predominately from the sale of marine equipment. The net gain of $3,517,000 in 1998 included a $3,900,000 gain from the sale of an offshore liquid tank barge and tug unit, and a $400,000 loss from the scrapping of two ammonia barges and other equipment. The 1997 net gain of $407,000 was primarily from the sale of two offshore break-bulk freighters.

     The 1999 results included a $4,502,000 merger charge, $2,912,000 after taxes, or $.14 per share, associated with the acquisition of Hollywood. The charge is more fully described below.

     The 1999 results also included a $1,065,000, $692,000 after taxes, or $.03 per share, charge to equity in earnings of marine affiliates related to an impairment write-down in the carrying value of an offshore dry-cargo barge in a 50% owned marine partnership. The impairment is more fully described below.

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

     The 1998 results also included an impairment write-down in the carrying value of an offshore tank barge and tug unit totaling $8,333,000, $5,416,000 after taxes, or $.24 per share. The impairment is more fully described below.

     For purposes of this Management's Discussion, all earnings (loss) per share, are "Diluted earnings (loss) per share." The weighted average number of common shares applicable to diluted earnings (loss) for 1999, 1998 and 1997 were 21,293,000, 22,113,000 and 24,594,000, respectively. The reduction in the weighted average number of common shares for the 1999 compared with 1998 primarily reflected the open market treasury stock repurchases during 1999, partially offset by the issuance of common stock for the Hollywood acquisition. The reduction in 1998 over 1997 primarily reflected the acquisition of treasury stock under the Company's Dutch Auction self-tender offer completed in March 1998 and through open market share repurchases.

MARINE TRANSPORTATION

     The Company, through its subsidiaries, is a provider of marine transportation services, operating a fleet of 781 inland tank barges and 230 inland towing vessels, transporting industrial chemicals and petrochemicals, refined petroleum products, black oil and agricultural chemicals along the United States inland waterways. The Company's marine transportation operation also includes one offshore dry-bulk barge and tug unit. The Company serves as managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The Company also serves as the managing partner of a 50% owned offshore marine partnership, consisting of one dry-bulk barge and tug unit. The partnerships are accounted for under the equity method of accounting.

     The Company's marine transportation segment reported 1999 transportation revenues of $290,956,000, a 19% increase compared with $244,839,000 reported for the 1998 year, and an increase of 14% compared with $256,108,000 reported for 1997. The 1999 year included revenues from Hollywood beginning October 12, the date of acquisition. Marine transportation revenues on a pro forma basis, combining the Company and Hollywood for 1999 and 1998, were $422,412,000 and $412,174,000.

  1999 Marine Transportation Revenues

     Marine transportation revenues for 1999, as noted above, increased 19% over 1998 revenues, including revenues from Hollywood since the date of acquisition. During 1999, revenues reflected a modest continual upward trend in spot market rates and contract renewals were generally at modestly higher rates. The marine transportation segment operates under long-term contracts, short-term contracts and spot transactions for the movements of liquid products. During the first nine months of 1999, approximately 75% of movements were under term contracts and 25% were spot transactions. After the acquisition of Hollywood, approximately 70% of movements were under term contracts and 30% were spot transactions. Hollywood movements were approximately 60% contract and 40% spot.

     During the 1999 year, chemical and petrochemical movements remained strong. Refined product movements, more seasonal in nature, were strong during the summer months and steady during the non-summer months. Liquid fertilizer and ammonia movements fell below normal expectations during the first nine months; however, movements rebounded during the fourth quarter to more normal levels. Overproduction of nitrogen in 1998 and early 1999, coupled with a 30 year low corn price level, deterred farmers from planting corn and resulted in high inventory levels of liquid fertilizer in the Midwest. Producers curtailed production for most of 1999, resulting in decreased shipments of liquid fertilizer into the Midwest. Black oil shipments, a new product line to the Company's transportation mix acquired with the October 1999 Hollywood acquisition, are also more seasonal in nature, and were negatively impacted by the warm weather in October and November.

     During the 1999 first quarter, poor operating conditions resulted in significant navigational delays (weather, locks and other restrictions), which lowered revenues due to increased transit times. During the 1999 fourth quarter, lack of adequate rainfall in the Ohio River Valley and the Midwest resulted in low water levels in the Mississippi River north of Baton Rouge. Such low water levels resulted in the light loading of product, thereby reducing revenues.

  1998 Marine Transportation Revenues

     Marine transportation revenues for the 1998 year totaled $244,839,000, a decrease of 4% compared with $256,108,000 reported for the 1997 year. During 1998, the marine transportation revenues reflected a continued upward trend in spot market rates and contract renewals were generally at higher rates. During 1998, approximately 80% of movements were under term contracts and 20% were spot market transactions. Chemical and petrochemical volumes increased gradually from 1997 levels, while refined product movements and liquid fertilizer movements declined slightly. Both refined product and liquid fertilizer movements were negatively impacted by increased volumes produced in Midwest facilities, reducing ton miles moved during 1998 versus 1997.

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

  1997 Marine Transportation Revenues

     Marine transportation revenues for the 1997 year totaled $256,108,000, an increase of 3% compared with $249,594,000 for the 1996 year. The 1997 revenues reflected a modest increase in utilization and spot market rates, and the renewal of contracts generally at higher rates. Chemical and petrochemical volumes held at 1996 levels, while refined product volumes improved during 1997 over 1996. The 1997 year was negatively impacted by the flooding on the Mississippi River System during the months of February through April. During the majority of the 1997 first quarter, the upper Mississippi River and Ohio River experienced high water and flooding conditions, with river closures in selected areas and mandated regulatory operating restrictions. During the month of March and extending into April, the lower Mississippi River experienced high water not seen in such severity since 1983. The effects of the flooding throughout the Mississippi River System reduced the Company's revenues and increased its expenses, resulting in a reduction in net earnings by an estimated $.11 per share for the 1997 year.

     During 1997, the Company scrapped its last two of three U.S. flag offshore break-bulk freighters, which were engaged in the transportation of food-aid commodities and related products under the United States Government's preference food-aid programs. Excess equipment capacity and lack of available cargo, which resulted in low rates, led to the decision to scrap the Company's remaining two freighters. One freighter was scrapped in September 1997 after a food-aid voyage to North Korea. The last freighter was scrapped in October 1997 following a food-aid trip to East Africa. In September 1996, after a food-aid trip to North Korea, the Company scrapped its first freighter. The freighters were scrapped overseas, taking advantage of higher foreign scrap metal prices. The 1997 year reflected revenues of $15,481,000 from the two offshore tank barge and tug units sold in 1998 and the two freighters scrapped in 1997.

  Marine Transportation Costs and Expenses

     Costs and expenses, excluding interest expense and merger related charges, for the marine transportation segment for the 1999 year totaled $243,431,000, up 17% compared with 1998 costs and expenses of $207,178,000, excluding interest expense and the impairment of a long-lived asset discussed below. The 1999 costs and expenses were up 12% compared with 1997 costs and expenses of $216,566,000. The 1999 costs and expenses include the expenses of Hollywood since the date of acquisition. Each year reflected higher equipment costs, health and welfare costs, and inflationary increases in costs and expenses. Specific events, which effected the costs and expenses for each of the last three years, are more fully described below.

  1999 Marine Transportation Costs and Expenses

     Costs and expenses for the 1999 year included the full impact of an overall 20% afloat wage increase implemented during 1998, the result of a tight afloat labor market. During 1998, the Company increased afloat compensation by 6% effective March 1, by 11% effective August 1, as well as increased longevity pay, trip pay, travel pay and mileage reimbursement. The 20% afloat wage increase was necessary not only to retain current employees, but also to increase compensation to levels that were competitive with other industries so as to attract new afloat personnel. Afloat wages for the 1999 year increased approximately $6,900,000 compared with 1998 as a result of the overall 20% wage increase and the Hollywood acquisition. During 1999, the Company benefited from lower maintenance costs compared with 1998. Shipyard rates were lower due to less demand from the offshore oil service industry, a traditional heavy user of shipyard space. The marine transportation segment also benefited from continued costs savings from its ongoing cost reduction procurement program. The 1998 year also included $3,600,000 of costs and expenses associated with revenues generated by the Company's two offshore tank barge and tug units which were sold in October 1998.

  1998 Marine Transportation Costs and Expenses

     As stated above, afloat wages during 1998 were increased by an overall 20%, which increased labor costs approximately $4,500,000 when compared with the 1997 year. In addition, during 1998, due to afloat labor shortages, the Company incurred approximately $900,000 of additional costs associated with hiring outside labor, principally tankermen.

     During 1998, marine transportation costs and expenses reflected higher maintenance costs as compared with the 1997 year. The higher maintenance costs were due to the Company competing for shipyard space with companies participating in the strong oil and gas drilling activities in the Gulf of Mexico. During the 1998 second half, such competition diminished due to the decline in drilling activities.

     As stated above, the 1998 year included an impairment of a long-lived asset of $8,333,000. The carrying value of an offshore tank and barge tug was written down in the 1998 third quarter in accordance with SFAS No. 121. The unit was sold on October 30, 1998, for a price approximating the revised carrying value of the unit.

  1997 Marine Transportation Costs and Expenses

     As discussed under 1997 Marine Transportation Revenues, the segment incurred additional expenses associated with the February through April 1997 flooding on the Mississippi River, reflecting the higher costs and equipment utilization associated with the flooding. During 1997, the Company achieved reductions in costs and expenses from a cost reduction effort implemented in 1996. Savings obtained from cost reductions during 1997 were partially offset by continued higher vessel labor and vessel maintenance costs. The Company competed for the same labor pool and for the same shipyard space as companies which participated in oil and gas drilling in the Gulf of Mexico, which was very strong at that time. For comparative purposes, the 1997 year included $7,261,000 of costs and expenses associated with revenues generated by the Company's two remaining U.S. flag offshore break-bulk freighters which were scrapped in September and October 1997.

  Marine Transportation Operating Income

     Operating income for the marine transportation segment for the 1999 year totaled $47,525,000, a 26% increase compared with 1998 operating income of $37,661,000 before the $8,333,000 impairment charge noted above, and 20% higher than the $39,542,000 operating income for 1997. Operating margins for 1999 were 16.3% compared with 15.4% for both 1998 and 1997.

  Marine Transportation Equity in Earnings of Marine Partnerships

     The Company's investment in two offshore marine partnerships, accounted for under the equity method of accounting, reported net earnings for the 1999 year of $2,136,000, up 126% from earnings of $946,000 for 1998, and down 31% compared with earnings from the partnerships of $3,084,000 for 1997. During the 1999 and 1998 fourth quarters, the carrying value of an offshore dry-cargo barge and tug unit owned through the Dixie Fuels II partnership, in which the Company has a 50% interest, was reduced by $2,130,000 ($1,065,000 to the Company) and $5,900,000 ($2,950,000 to the Company), respectively. The impairments, in accordance with SFAS No. 121, were recorded as reductions in equity in earnings of marine affiliates. The impairment in 1998 was recognized when the future undiscounted cash flows of the unit were estimated to be insufficient to recover its carrying value. Accordingly, the unit was written down to its estimated fair value based on estimated discounted cash flows. The 1999 impairment was recognized when the Company executed a contract to sell the tugboat. The barge is currently for sale and was written down to the Company's estimate of fair value based on current market values of similar equipment. The four offshore dry-cargo barge and tug units owned through the Dixie Fuels I partnership, in which the Company has a 35% interest, were fully employed for the majority of 1999 and 1998 under the partnership's coal and rock contract. In 1997, the partnership's coal and rock requirements were lower, requiring the units to operate in the spot market at lower rates.

DIESEL ENGINE SERVICES

     The Company is engaged through its diesel engine services segment in the overhaul and servicing of large medium-speed diesel engines employed in marine, power generation and rail applications. The diesel engine services segment is divided into three subsidiaries organized around the markets they serve: Marine Systems, an authorized dealer for EMD; Rail Systems, an exclusive EMD distributor of aftermarket parts to shortline and industrial railroads; and Engine Systems, an authorized EMD distributor for 17 eastern states and the Caribbean, and the exclusive worldwide distributor of EMD to the nuclear industry.

     The Company's diesel engine services segment reported 1999 diesel engine services revenues of $74,648,000, a decrease of 9% compared with $82,241,000 reported for the 1998 year, and a decrease of 6% compared with $79,136,000 reported for the 1997 year.

  1999 Diesel Engine Services Revenues

     The 9% decrease in diesel engine services revenues for 1999 compared with 1998 was principally due to the continued depressed Gulf Coast drilling and offshore supply vessel markets and the sale of a diesel engine services power control business line in September 1998, which generated approximately $5,100,000 of 1998 revenues through the date of sale. In the 1999 first six months, strong Midwest and East Coast engine overhauls and parts sales partially offset the weak Gulf Coast market, as Gulf Coast mechanics were dispatched to the strong markets to meet the increased demands of those markets. During the 1999 second half, the Midwest and East Coast demands returned to normal, resulting in the reduction in overall revenues for 1999 compared with 1998. In addition, the segment's shortline and industrial railroad markets continued to experience slower activity levels during the 1999 year when compared with 1998.

  1998 Diesel Engine Services Revenues

     Diesel engine services revenues for the 1998 year totaled $82,241,000, a 4% increase compared with $79,136,000 for the 1997 year.

     The 4% increase was primarily due to a strong demand nationwide for direct parts sales. For the 1998 first half, the Gulf Coast market remained strong due to the strong oil and gas drilling activity and related oil services activity in the Gulf of Mexico. During the 1998 second half, the Gulf Coast market did experience a modest decline in activities, as the Gulf of Mexico drilling market subsided. The East Coast, Midwest and West Coast markets remained positive, supported by the continued strong overall economy. During the 1998 year, the Company exited the power control business line acquired from MKW in 1996. The diesel engine services segment reported revenues from that business line of $5,100,000 during 1998 compared with $6,600,000 for the 1997 year.

  1997 Diesel Engine Services Revenues

     Diesel engine services revenues for the 1997 year totaled $79,136,000, a 12% increase compared with $70,422,000 for the 1996 year, reflecting the inclusion of the MKW asset acquisition in July 1996. Diesel engine services revenues for the 1997 year were negatively impacted by deferred overhauls from Midwest inland towing customers due to spring flooding and by Midwest dry-cargo customers due to slow grain exports. The Gulf Coast market remained strong due to the continued enhanced drilling activities and related oil services activities in the Gulf of Mexico. The East Coast market was supported by a strong overall economy, while the West Coast market remained depressed due to a weak North Pacific fishing market.

  Diesel Engine Services Costs and Expenses

     Costs and expenses, excluding interest expense, for the diesel engine services segment for 1999 totaled $67,519,000, a decrease of 9% compared with $74,191,000 for 1998 and a decrease of 7% compared with $72,947,000 for 1997.
The 1999 decrease compared with 1998 and 1997 reflected the decline in business from the segment's Gulf Coast market and the sale of the power control portion of the business in 1998. The decrease also reflected the segment's continuing cost reduction efforts from the consolidation of operations and savings in general and administrative expenses. The increase in 1998 compared with 1997 reflected the overall growth of the diesel engine services segment.

  Diesel Engine Services Operating Income

     The diesel engine services operating income for 1999 was $7,129,000, a decrease of 11% compared with $8,050,000 for 1998, however 15% over 1997 operating income of $6,189,000. Operating margins for 1999 were 9.6% compared with 9.8% for 1998 and 7.8% for 1997.

MERGER RELATED CHARGES

     The 1999 year included $4,502,000 of pre-tax merger related charges associated with the acquisition of Hollywood. The charges primarily consisted of severance and related pay for Kirby employees whose positions were eliminated of $2,061,000, an abandonment charge for Kirby's leased corporate headquarter's facility of $1,571,000 and a charge to exit an insurance mutual of $870,000.

PROPERTY AND CASUALTY INSURANCE

     Effective September 30, 1998, the Company sold its remaining 45% voting common stock interest and its non-voting preferred stock interest in Universal for $36,000,000 in cash. Universal, a property and casualty insurance company in the Commonwealth of Puerto Rico, was formed by the Company in 1972. In September 1992, the Company merged Universal with Eastern America, a subsidiary of Eastern America Group. In accordance with a shareholders agreement among the Company, Universal and Eastern America Group, through redemption rights, Universal had the obligation to purchase the Company's entire interest in Universal gradually, over a 15 year period. The Company closed the sale on October 7, 1998, with the cash proceeds used to reduce the Company's revolving line of credit.

     Under an anticipated redemption schedule, the Company would have received a stream of cash payments between 1998 and the year 2008 totaling $62,000,000. The $36,000,000 received represented the present value of the payment stream. Including prior redemptions and the final sale, the Company received total payments of $58,000,000 for its interest in Universal.

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

     The amount recorded by the Company as equity in earnings for the Company's investment in Universal was influenced by anticipated future redemptions by Universal of its common stock. The Company also had a 100% ownership in Universal's non-voting preferred stock. Because the preferred stock was collateralized by a separate portfolio of U.S. Treasury Securities, the Company accounted for this preferred stock under SFAS No. 115. Therefore, the interest earned, as well as the realized gains from the sale of U.S. Treasury Securities collateralizing the preferred stock, were included as part of equity in earnings of the insurance affiliate. During 1998 and 1997, the Company recorded $790,000 and $1,044,000, respectively, of interest earned from its investment in U.S. Treasury Securities. In 1997, the Company recognized $465,000 of realized gains from the sale of such U.S. Treasury Securities. In addition, during 1997, the Company recognized as equity in earnings of insurance affiliate, $2,500,000 of cash received from Universal as the result of a resolution of a previously reserved Universal contingency for outstanding litigation. The litigation was fully reserved on Universal's records and was set aside as part of the merger in 1992 of Universal with Eastern America Group.

     For 1998, in addition to the loss on the sale of the Company's remaining interest in Universal as noted above, the Company recorded equity in earnings from Universal of $1,325,000 for the first nine months of 1998, compared with $4,609,000 for 1997.

INTEREST EXPENSE

     Interest expense for 1999 totaled $12,838,000, compared with $11,898,000 in 1998 and $13,378,000 in 1997. The 8% increase for 1999 over 1998 primarily reflected interest expense on the borrowings to finance the Hollywood acquisition since the date of acquisition. The average debt and average interest rate for 1999 were $172,394,000 and 7.5%, compared with $161,130,000 and 7.4%
for 1998 and $175,464,000 and 7.6% for 1997, respectively.

DISCONTINUED OPERATIONS

     The Company's offshore tanker and harbor service operations were accounted for as discontinued operations as of December 31, 1997, and previously reported financial statements were restated. In accordance with the purchase agreement noted above, the Company's offshore tanker and harbor service operations were sold in March 1998.

     The Company reported a 1997 net loss from discontinued operations of $1,023,000, or $.04 per share. The 1997 year included an estimated $3,966,000 net loss, or $.16 per share, from the sale of the operations. The estimated net loss included a provision for an operating loss of $700,000 during the phase-out period, January 1, 1998 through the date of sale.

     The Company's discontinued marine transportation operations reported 1997 marine transportation revenues of $66,434,000, relatively flat compared with revenues of $66,773,000 reported for 1996. Costs and expenses for the discontinued operations totaled $62,002,000 for 1997, reflecting a 7% increase over $57,700,000 for 1996. Operating income for the discontinued operations totaled $4,598,000 for 1997, 51% lower than operating income of $9,354,000 reported for 1996.

     The offshore tanker market was very volatile during the years 1995 through 1997. Reduced demand for movements of products during certain seasons, as well as unanticipated and unneeded increases in capacity, lead to the volatility and a market where periodic lay-ups of tankers occurred with increased regularity. Such volatility contributed to the Company's decision to exit the tanker and harbor service operations, and concentrate on the core inland tank barge and diesel engine services businesses.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

  Balance Sheet

     Total assets as of December 31, 1999 were $753,397,000, an increase of 93% compared with $390,299,000 as of December 31, 1998, and 45% higher than the December 31, 1997 total assets of $517,959,000. The December 31, 1999 total assets reflected the acquisition of Hollywood in October 1999. The 1997 total assets included $49,036,000 of assets attributable to the discontinued tanker and harbor service operations sold in March 1998 and $45,320,000 of assets attributable to the Company's investment in Universal which was sold in October 1998.

     The-available-for-sale securities of $13,091,000 as of December 31, 1999, $20,795,000 as of December 31, 1998 and $21,773,000 at December 31, 1997 were investments of Oceanic, the Company's wholly owned captive insurance subsidiary. The 37% decrease in available-for-sale securities from 1998 to 1999 reflected the Company's use of its insurance subsidiary during 1999 for only the procurement of reinsurance in international markets to limit its exposures to losses. Prior to 1999, Oceanic was used to insure risks of the Company and its subsidiaries.

     Total current assets as of December 31, 1999 were $122,823,000, an increase of 9% compared with $112,358,000 as of December 31, 1998, and a 10% decrease compared with $135,797,000 as of December 31, 1997. The 9% increase in 1999 compared with 1998 included the current assets from the Hollywood acquisition, offset to some degree by the decline in available-for-sale securities, as noted above, as well as a related decrease in insurance claims receivable from the collection of reinsurance claims from the Company's reinsurance carriers. The 9% increase was also partially offset by the Company's continuing emphasis during 1999 on reducing collection time on trade accounts receivable and its continued emphasis during 1999 on the management of diesel engine services inventories.

     Property and equipment, net of accumulated depreciation, totaled $451,851,000 as of December 31, 1999, an increase of 76% compared with $256,899,000 as of December 31, 1998 and 66% higher than the December 31, 1997 balance of $272,384,000. The increases primarily reflect the $212,683,000 fair market value of property and equipment acquired in the Hollywood transaction. The decrease as of December 31, 1998 compared with 1997 primarily reflected the sale of the offshore tank barge and tug units in October 1998.

     Goodwill as of December 31, 1999 totaled $161,095,000 compared with $5,368,000 as of December 31, 1998 and $6,652,000 as of December 31, 1997.
Goodwill totaling $157,352,000 was recorded for the Hollywood acquisition, representing the excess purchase price over the amount allocated to identifiable assets and liabilities. The goodwill is being amortized over a 30 year period.

     Total liabilities as of December 31, 1999 totaled $513,361,000, a 106% increase compared with $249,259,000 as of December 31, 1998 and 71% higher than the December 31, 1997 total liabilities of $299,690,000. The significant increase primarily reflects the acquisition of Hollywood in 1999, including the debt to finance the acquisition, and offset to some degree by the liabilities of the offshore freighters, tankers, harbor service operations and the two offshore tank barge and tug units sold in 1997 and 1998.

     Current liabilities as of December 31, 1999 were $91,565,000 compared with $65,940,000 at December 31, 1998 and $95,603,000 at December 31, 1997. The
increase of 39% from 1998 to 1999 primarily reflected the current liabilities from the Hollywood acquisition. The 31% decrease from 1997 to 1998 was primarily due to the scrapping of the offshore freighters in 1997, and the sale of the tankers and harbor service operations and the two offshore tank barge and tug units in 1998.

     Long-term debt, less current portion, as of December 31, 1999 totaled $316,272,000 compared with $137,552,000 at December 31, 1998 and $149,485,000 at
December 31, 1997. The 130% increase in long-term debt from 1998 to 1999 primarily reflected the borrowing in October 1999 of approximately $220,000,000 to finance the Hollywood acquisition, less net payments on debt more fully described in Long-Term Financing below. The 8% reduction in long-term debt from 1997 to 1998 is also described below.

     Deferred income taxes as of December 31, 1999 totaled $92,794,000 compared with $40,045,000 at December 31, 1998 and $48,409,000 at December 31, 1997. The
132% increase from 1998 to 1999 primarily reflected the recording of $49,841,000 of state and federal deferred taxes associated with the Hollywood acquisition. The deferred state and federal tax liability was recorded to reflect the tax effect of the difference in the financial basis of the assets over the tax basis.

     Stockholders' equity as of December 31, 1999 totaled $240,036,000 compared with $141,040,000 as of December 31, 1998 and $218,269,000 as of December 31,
1997. The December 31, 1999 stockholders' equity balance reflected the Company's issuance of $89,586,000 of the Company's common stock (4,384,000 shares at $20.44 per share) associated with the acquisition of Hollywood. In addition, the stockholders' equity balance reflected the Company's 1999 purchase of its common stock in the open market totaling $12,362,000. The 1998 stockholders' equity balance reflected the Company's purchase of its common stock under the Dutch Auction self-tender offer and the 1998 and 1997 balances reflected open market purchases of its common stock as more fully described in Treasury Stock Purchases below.

  Long-Term Financing

     The Company has a $100,000,000 revolving credit agreement (the "Credit Agreement") with Chase Bank of Texas, N.A., as agent bank with a maturity date of September 19, 2002. The Credit Agreement contains certain covenants, the most restrictive of which requires the Company to maintain consolidated minimum net worth, as defined, of at least $112,962,000. Proceeds under the Credit Agreement may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company's common stock, or for possible business acquisitions. As of December 31, 1999, $10,000,000 was outstanding under the Credit Agreement. The Company was in compliance with all of the Credit Agreement debt covenants at December 31, 1999.

     In December 1994, the Company established a $250,000,000 medium term note program providing for the issuance of fixed rate or floating rate notes with the maturities of nine months or longer. The shelf registration program, registered with the Securities and Exchange Commission, was activated in March 1995 with the issuance of $34,000,000 of the authorized notes, which matured on March 10, 1997. In June 1995, the Company issued $45,000,000 of authorized notes, bearing a fixed interest rate of 7.25%, with a maturity of June 1, 2000. In January 1997, the Company issued $50,000,000 of the authorized medium term notes at a fixed interest rate of 7.05%, due January 29, 2002. Proceeds from the sale of notes were used to retire the $34,000,000 of medium term notes due March 10, 1997, with the balance used to reduce the Company's revolving Credit Agreement. The $45,000,000 notes were classified as long-term at December 31, 1999, as the Company has the ability and intent to refinance the notes on a long-term basis either by selling new medium term notes, or through the Company's revolving Credit Agreement. As of December 31, 1999 and 1998, $121,000,000 was available under the medium term note program to provide financing for future business and equipment acquisitions and fund working capital requirements.

     On October 12, 1999, the Company entered into a new $200,000,000 senior credit facility (the "Credit Facility") with a syndicate of banks, with Bank of America, N.A., as agent bank. The Credit Facility was used to finance the acquisition of Hollywood. The Credit Facility converts to a four-year term loan on October 9, 2000, with quarterly principal payments of $12,500,000, plus interest, due beginning October 9, 2002. The remaining principal and interest is due on October 9, 2004, the maturity date of the Credit Facility. The Credit Facility contains certain covenants, the most restrictive of which requires the Company to maintain consolidated minimum net worth, as defined, of at least $190,419,000. The Company was in compliance with all of the Credit Facility debt covenants at December 31, 1999.

  Capital Expenditures

     In 1999, the Company purchased no new or existing equipment outside of the Hollywood acquisition, and all capital expenditures were for maintaining the Company's existing equipment. In 1998, the Company purchased 17 existing inland tank barges for use in the linehaul fleet and four existing inland towboats were purchased for use in the fleeting and shifting operation. As of December 31, 1999, the Company had no material commitments for capital expenditures.

  Treasury Stock Purchases

     During 1999, the Company purchased 713,000 shares of its common stock in the open market at a total price of $12,362,000, for an average price of $17.33 per share. During 1998, the Company purchased 739,000 shares in the open market at a total price of $15,541,000, for an average price of $21.04 per share. During 1997, the Company purchased 626,000 shares of its common stock in the open market at a total price of $11,699,000, for an average price of $18.70 per share. Since January 1, 2000, the Company has purchased 93,000 shares of its common stock in the open market at a total price of $1,694,000, for an average price of $18.20 per share.

     On March 23, 1998, the Company purchased 3,066,922 shares of its common stock under a Dutch Auction self-tender offer at a price of $24.50 per share. The Company announced the self-tender offer on February 17, 1998, with an expiration date of March 16, 1998, expressing its intentions to purchase up to 3,000,000 shares of its common stock at a purchase price ranging from $21.00 to $24.50 per share. The Company elected to increase the size of the 3,000,000 share tender offer and to accept all shares tendered at a price of $24.50 per share. The 3,066,922 shares purchased represented approximately 12.6% of the Company's common stock outstanding immediately prior to the offer.

     On April 20, 1999, the Board of Directors increased the Company's common stock repurchase authorization by an additional 2,000,000 shares. As of March 8, 2000, the Company had 2,269,000 shares available under the repurchase authorization. The treasury stock purchases were financed by borrowing under the Company's Credit Agreement. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

  Liquidity

     The Company generated net cash provided by operating activities of continuing operations of $72,369,000, $37,029,000, and $48,024,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The 1999 year was positively impacted by a $14,119,000 increase in cash flow, resulting from positive changes in working capital, compared with a negative change in working capital of $14,040,000 and $2,231,000 for 1998 and 1997, respectively. The positive impact of working capital in 1999 was primarily the result of the Company's emphasis on better managing its working capital.

     The Company accounts for its ownership in its 35% and 50% owned marine partnerships under the equity method of accounting, recognizing cash flow only upon the receipt or disbursements of cash from the partnerships. For the 1999 and 1998 years, the Company received $3,121,000 and $4,407,000, respectively, of cash from the marine partnerships, and disbursed cash to the marine partnerships of $475,000 in 1997.

     Funds generated are available for acquisitions of core businesses, capital construction projects, treasury stock repurchases, repayment of borrowings associated with each of the above, and for other operating requirements. In addition to its net cash flow provided by operating activities, the Company also has available as of March 8, 2000, $100,000,000 under its Credit Agreement and $121,000,000 under its medium term note program. The Company's scheduled principal payments during the next 12 months are $50,335,000. On June 1, 2000, $45,000,000 of the Company's medium term notes mature. These notes were classified as long-term at December 31, 1999, as the Company has the ability and the intent to refinance the notes on a long-term basis through available credit facilities.

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

YEAR 2000

     During 1999, the Company initiated a program to prepare the Company's land-based and vessel-based computer systems for the "Year 2000 Issue." The Company designed and implemented an action plan to determine the likely exposure of the Company and its subsidiaries to the Year 2000 Issue and to take the necessary action to minimize the impact of those exposures. The Company's Year 2000 Issue action plan addressed both internal and external exposures. The Company incurred approximately $100,000 of expenses related to the Year 2000 Issue. The Company did not encounter any critical system application or hardware failures during the date rollover to the Year 2000, and has not experienced any disruptions of business activities as a result of Year 2000 Issue failures encountered by customers, suppliers and service providers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt and changes in fuel prices. The outstanding loan balance under the Company's revolving credit agreements bear interest at a variable rate based on prevailing short-term interest rates in the United States and Europe. Notes issued under the Company's medium term note program may bear fixed or variable interest rates, although the notes issued to date have all been fixed rate notes. A 10% change in variable interest rates would impact the 1999 interest expense by approximately $266,000 and change the fair value of the Company's debt by less than 1%. The potential impact on the Company of fuel price increases is limited because most of its term contracts contain escalation clauses under which increases in fuel costs, among others, can be passed on to the customers, while its spot contract rates are set based on prevailing fuel prices. The Company does not presently use financial or commodity derivative instruments to manage its interest or fuel costs. However, as of December 31, 1999, the Company held one interest rate swap that was acquired in the merger with Hollywood. The interest rate swap terminates on March 27, 2000 and is immaterial to the Company's financial position. The Company has no foreign exchange risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report (see Item 14, page 62).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its independent accountants as contemplated in Item 304 of Regulation S-K.

                                    PART III

ITEMS 10 THROUGH 13.

     The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to the Regulation 14A within 120 days of the close of the fiscal year ended December 31, 1999, except for the information regarding executive officers which is provided in a separate item captioned, "Executive Officers of the Registrant," and is included as an unnumbered item following Item 4 in Part I of this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Kirby Corporation:

     We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Universal Insurance Company and its subsidiaries, an equity-owned unconsolidated subsidiary sold effective September 30, 1998 (Note
4). The Company's investment in this company at December 31, 1997 was $45,320,290, and its equity in earnings for the year ended December 31, 1997 was $4,609,000. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Universal Insurance Company and its subsidiaries, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Houston, Texas
February 3, 2000

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                1999       1998
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $  3,571   $    861
  Available-for-sale securities.............................    13,091     20,795
  Accounts receivable:
     Trade -- less allowance for doubtful accounts of
      $660,000 ($1,016,000 in 1998).........................    71,755     53,586
     Insurance claims and other.............................     6,637     16,919
  Inventory -- finished goods, at lower of average cost or
     market.................................................    13,127     14,181
  Prepaid expenses..........................................     9,684      4,829
  Deferred income taxes.....................................     4,958      1,187
                                                              --------   --------
          Total current assets..............................   122,823    112,358
                                                              --------   --------
Property and equipment:
  Marine transportation equipment...........................   635,319    428,676
  Land, buildings and equipment.............................    53,236     37,767
                                                              --------   --------
                                                               688,555    466,443
  Accumulated depreciation..................................   236,704    209,544
                                                              --------   --------
                                                               451,851    256,899
                                                              --------   --------
Investment in marine affiliates.............................    14,941     12,795
Goodwill -- less accumulated amortization of $3,753,000
  ($2,128,000 in 1998)......................................   161,095      5,368
Other assets................................................     2,687      2,879
                                                              --------   --------
                                                              $753,397   $390,299
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                1999       1998
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Current liabilities:
  Current portion of long-term debt.........................  $  5,335   $  5,333
  Income taxes payable......................................       517        504
  Accounts payable..........................................    29,909     12,918
  Accrued liabilities:
     Interest...............................................     2,309      1,414
     Insurance premiums and claims..........................    23,811     25,664
     Bonus, pension and profit-sharing plans................    11,784      8,981
     Taxes -- other than on income..........................     3,667      2,920
     Other..................................................    10,160      4,326
  Deferred revenues.........................................     4,073      3,880
                                                              --------   --------
          Total current liabilities.........................    91,565     65,940
                                                              --------   --------
Long-term debt -- less current portion......................   316,272    137,552
Deferred income taxes.......................................    92,794     40,045
Minority interests..........................................     3,338         --
Other long-term liabilities.................................     9,392      5,722
                                                              --------   --------
                                                               421,796    183,319
                                                              --------   --------
Contingencies and commitments...............................        --         --
Stockholders' equity:
  Preferred stock, $1.00 par value per share. Authorized
     20,000,000 shares......................................        --         --
  Common stock, $.10 par value per share. Authorized
     60,000,000 shares, issued 30,907,000 shares............     3,091      3,091
  Additional paid-in capital................................   175,231    159,122
  Accumulated other comprehensive income....................      (317)       338
  Retained earnings.........................................   168,495    147,054
                                                              --------   --------
                                                               346,500    309,605
  Less cost of 6,383,000 shares in treasury (10,137,000 in
     1998)..................................................   106,464    168,565
                                                              --------   --------
                                                               240,036    141,040
                                                              --------   --------
                                                              $753,397   $390,299
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                 ($ IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenues:
  Marine transportation.....................................  $290,956   $244,839   $256,108
  Diesel engine services....................................    74,648     82,241     79,136
                                                              --------   --------   --------
                                                               365,604    327,080    335,244
                                                              --------   --------   --------
Costs and expenses:
  Costs of sales and operating expenses.....................   233,078    212,242    218,123
  Selling, general and administrative.......................    42,832     39,473     40,345
  Taxes, other than on income...............................     8,576      7,646      7,796
  Depreciation and amortization.............................    31,278     27,383     28,113
  Merger related charges....................................     4,502         --         --
  Impairment of long-lived assets...........................        --      8,333         --
                                                              --------   --------   --------
                                                               320,266    295,077    294,377
                                                              --------   --------   --------
          Operating income..................................    45,338     32,003     40,867
Equity in earnings of marine affiliates.....................     2,136        946      3,084
Equity in earnings of insurance affiliate...................        --      1,325      4,609
Loss on sale of insurance affiliate.........................        --    (10,536)        --
Investment income and other.................................       965      1,658        883
Gain on disposition of assets...............................        64      3,517        407
Minority interests..........................................      (273)        --         --
Interest expense............................................   (12,838)   (11,898)   (13,378)
                                                              --------   --------   --------
          Earnings from continuing operations before taxes
            on
            income..........................................    35,392     17,015     36,472
                                                              --------   --------   --------
Provision for taxes on income:
  United States.............................................    13,951      6,906     12,842
  Puerto Rico...............................................        --         --        925
                                                              --------   --------   --------
                                                                13,951      6,906     13,767
                                                              --------   --------   --------
          Net earnings from continuing operations...........    21,441     10,109     22,705
Discontinued operations:
  Earnings from discontinued operations, net of taxes on
     income.................................................        --         --      2,943
  Estimated loss on sale of discontinued operations,
     including provision of $700,000 for operating losses
     during the phase-out period, net of taxes on income....        --         --     (3,966)
                                                              --------   --------   --------
          Net loss from discontinued operations.............        --         --     (1,023)
                                                              --------   --------   --------
          Net earnings......................................  $ 21,441   $ 10,109   $ 21,682
                                                              ========   ========   ========
Net earnings (loss) per share of common stock:
  Basic:
     Continuing operations..................................  $   1.01   $    .46   $    .93
     Discontinued operations................................        --         --       (.04)
                                                              --------   --------   --------
          Net earnings......................................  $   1.01   $    .46   $    .89
                                                              ========   ========   ========
  Diluted:
     Continuing operations..................................  $   1.01   $    .46   $    .92
     Discontinued operations................................        --         --       (.04)
                                                              --------   --------   --------
          Net earnings......................................  $   1.01   $    .46   $    .88
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                               1999        1998        1997
                                                             ---------   ---------   --------
                                                                     ($ IN THOUSANDS)
Common stock:
  Balance at beginning and end of year.....................  $   3,091   $   3,091   $  3,091
                                                             =========   =========   ========
Additional paid-in capital:
  Balance at beginning of year.............................  $ 159,122   $ 159,016   $158,712
  Deficit of cost of treasury stock sold over proceeds
     received upon exercise of stock options...............       (697)       (982)      (135)
  Tax benefit realized from stock option plans.............        319       1,088        439
  Adjustment for treasury stock reissued for acquisition...     16,487          --         --
                                                             ---------   ---------   --------
  Balance at end of year...................................  $ 175,231   $ 159,122   $159,016
                                                             =========   =========   ========
Accumulated other comprehensive income:
  Balance at beginning of year.............................  $     338   $     572   $    (32)
  Unrealized net gain (loss) in value of available-for-sale
     securities, net of tax................................       (655)       (234)       604
                                                             ---------   ---------   --------
  Balance at end of year...................................  $    (317)  $     338   $    572
                                                             =========   =========   ========
Retained earnings:
  Balance at beginning of year.............................  $ 147,054   $ 136,945   $115,263
  Net earnings for the year................................     21,441      10,109     21,682
                                                             ---------   ---------   --------
  Balance at end of year...................................  $ 168,495   $ 147,054   $136,945
                                                             =========   =========   ========
Treasury stock:
  Balance at beginning of year.............................  $(168,565)  $ (81,355)  $(71,280)
  Purchase of treasury stock...............................    (12,362)    (91,247)   (11,699)
  Cost of treasury stock sold upon exercise of stock
     options...............................................      1,364       4,037      1,624
  Cost of treasury stock reissued for acquisition..........     73,099          --         --
                                                             ---------   ---------   --------
  Balance at end of year...................................  $(106,464)  $(168,565)  $(81,355)
                                                             =========   =========   ========
Comprehensive income:
  Net earnings for the year................................  $  21,441   $  10,109   $ 21,682
  Other comprehensive income (loss), net of tax............       (655)       (234)       604
                                                             ---------   ---------   --------
  Total comprehensive income...............................  $  20,786   $   9,875   $ 22,286
                                                             =========   =========   ========

          See accompanying notes to consolidated financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999        1998        1997
                                                              ---------   ---------   --------
                                                                      ($ IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................  $  21,441   $  10,109   $ 21,682
  Adjustments to reconcile net earnings to net cash provided by continuing operations:
    Income from discontinued operations.....................         --          --     (2,943)
    Estimated loss on sale of discontinued operations.......         --          --      3,966
    Depreciation and amortization...........................     31,278      27,383     28,113
    Provision (credit) for deferred income taxes............       (511)     (4,967)     2,790
    Gain on disposition of assets...........................        (64)     (3,517)      (407)
    Equity in earnings of marine affiliates, net of
      distributions and
      contributions.........................................        985       3,461     (3,559)
    Loss on sale of insurance affiliate.....................         --      10,536         --
    Equity in earnings of insurance affiliate, net of
      redemptions...........................................         --      (1,325)      (109)
    Merger related charges, net of cash expenditures........      4,383          --         --
    Impairment of long-lived assets.........................         --       8,333         --
    Deferred scheduled maintenance costs....................        301         923        328
    Other...................................................        437         133        394
  Increase (decrease) in cash flows resulting from changes
    in:
    Accounts receivable.....................................     15,114      13,821     (5,171)
    Inventory...............................................      1,054          32      1,486
    Other assets............................................       (371)      3,729     (2,534)
    Income taxes payable....................................      2,074      (3,815)       731
    Accounts payable........................................      2,683     (13,994)    (3,806)
    Accrued and other liabilities...........................     (6,435)    (13,813)     7,063
                                                              ---------   ---------   --------
         Net cash provided by operating activities of
           continuing operations............................     72,369      37,029     48,024
    Net cash provided by (used in) operating activities of
      discontinued operations...............................         --      (1,583)    15,476
                                                              ---------   ---------   --------
         Net cash provided by operating activities..........     72,369      35,446     63,500
                                                              ---------   ---------   --------
Cash flows from investing activities:
  Proceeds from sale and maturities of investments..........      6,697       1,950      1,935
  Purchase of investments...................................         --        (789)    (5,237)
  Capital expenditures......................................    (12,719)    (27,445)   (24,506)
  Acquisition of marine transportation company, net of cash
    acquired................................................   (231,058)         --         --
  Proceeds from disposition of assets.......................        775      14,066      4,044
  Proceeds from disposition of businesses...................         --      39,989         --
  Proceeds from sale of insurance affiliate.................         --      36,000         --
  Investing activities of discontinued operations...........         --        (275)    (1,893)
                                                              ---------   ---------   --------
         Net cash provided by (used in) investing
           activities.......................................   (236,305)     63,496    (25,657)
                                                              ---------   ---------   --------
Cash flows from financing activities:
  Payments on bank revolving credit agreements, net.........    (16,000)     (6,600)   (37,800)
  Proceeds from senior credit facility......................    200,000          --         --
  Increase in long-term debt................................         --          --     50,000
  Payments on long-term debt................................     (5,333)     (5,333)   (39,333)
  Purchase of treasury stock................................    (12,362)    (91,247)   (11,700)
  Return of investment to minority interests................       (326)         --         --
  Proceeds from exercise of stock options...................        667       3,056      1,489
                                                              ---------   ---------   --------
         Net cash provided by (used in) financing
           activities.......................................    166,646    (100,124)   (37,344)
                                                              ---------   ---------   --------
         Increase (decrease) in cash and invested cash......      2,710      (1,182)       499
Cash and invested cash, beginning of year...................        861       2,043      1,544
                                                              ---------   ---------   --------
Cash and invested cash, end of year.........................  $   3,571   $     861   $  2,043
                                                              =========   =========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year:
    Interest................................................  $  12,242   $  11,635   $ 12,640
    Income taxes............................................  $  10,329   $  18,998   $  9,762
Noncash investing and financing activity:
  Treasury stock reissued in acquisition....................  $  89,586   $      --   $     --
  Cash acquired in acquisition..............................  $      88   $      --   $     --
  Debt assumed in acquisition...............................  $      56   $      --   $     --

          See accompanying notes to consolidated financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Kirby Corporation and its subsidiaries ("the Company"). Affiliated limited partnerships over which the Company has effective control and whose activities are an integral part of the operations of the Company have been consolidated. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to reflect current presentation of financial information.

  Accounting Policies:

     Cash Equivalents. Cash equivalents consist of all short-term, highly liquid investments with maturities of three months or less at date of purchase.

     Available-for-Sale Securities. The Company's wholly owned captive insurance subsidiary has available-for-sale investments reported at fair value with the net unrealized gain or loss on such investments recorded as a separate component of shareholders' equity, net of deferred tax. Investments are recorded on a trade date basis with balances pending settlement accrued in the balance sheet. Realized gains and losses on sales of investments are determined on the basis of average cost. Investment income is recognized when earned and includes the amortization of premiums or discounts on investments.

     Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for potentially uncollectable balances. It is the Company's opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 1999 and 1998 are $4,464,000 and $6,129,000, respectively, of accruals for diesel engine services work in process which have not been invoiced as of the end of each year.

     The Company's marine transportation and diesel engine services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with mutual insurance and reinsurance companies. As of December 31, 1999 and 1998, the Company had receivables of $4,128,000 and $12,478,000, respectively, from the mutual insurance and reinsurance companies to cover anticipated claims over the Company's deductible.

     Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily trade accounts receivables. The Company's marine transportation customers include the major oil refining and petrochemical companies. The diesel engine services customers are offshore well service companies, inland and offshore marine transportation companies, commercial fishing companies, electric utilities and the United States Government. Credit risk with respect to these trade receivables is generally considered minimal because of the credit history of such companies as well as the Company having procedures in effect to monitor the credit worthiness of customers.

     Fair Value of Financial Instruments. Cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these financial instruments. The fair value of the Company's investments is more fully described in Note 5, Investments, and the fair value of the Company's debt instruments is more fully described in Note 6, Long-Term Debt.

     Property, Maintenance and Repairs. Property is recorded at cost. Improvements and betterments are capitalized as incurred. Depreciation is recorded on the straight-line method over the estimated useful lives of the individual assets as follows: marine transportation equipment, 6-37 years; buildings, 10-40 years; other equipment, 2-10 years; leasehold improvements, term of lease. When property items are retired, sold, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in income. Routine maintenance and repairs are charged to operating

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) expense as incurred on an annual basis. Scheduled major maintenance on ocean-going vessels is recognized as prepaid maintenance costs when incurred and charged to operating expense over the period between such scheduled maintenance, generally ranging from 23 to 34 months.

     Environmental Liabilities. The Company expenses costs related to environmental events as they are incurred or when a loss is considered probable.

     Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase are included in goodwill. The goodwill is amortized on the straight-line method over the lesser of its expected useful life or forty years. Management monitors the recoverability of the goodwill on an ongoing basis based on projections of the undiscounted future cash flows, excluding interest expense, of acquired assets.

     Revenue Recognition. The Company uses a voyage accounting method of revenue recognition for its marine transportation revenues which allocates voyage revenue and expenses based on the percent of the voyage completed during the period. Diesel parts sales are recognized upon shipment to customers when title passes. Diesel overhauls and repairs revenue recognition uses a percentage of completion method which allocates revenue and expenses based on the percentage of the project completed during the period.

     Stock-Based Compensation. The intrinsic value method of accounting is used for stock-based employee compensation whereby no compensation expense is recorded when the stock option exercise price is equal to, or greater than, the market price of the Company's common stock on the date of the grant. Income tax benefits attributable to stock options exercised are credited to additional paid-in capital.

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

     The Company files a consolidated federal income tax return with its domestic subsidiaries and its Bermudan subsidiary, Oceanic Insurance Limited ("Oceanic").

     Minority Interests. The Company has a majority interest in and is the general partner for the affiliated entities. In situations where losses applicable to the minority interest in the affiliated entities exceed the limited partners' equity capital, such excess and any further loss attributable to the minority interest is charged against the Company's interest in the affiliated entities. If future earnings materialize in the respective affiliated entities, the Company's interest would be credited to the extent of any losses previously absorbed.

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

     In December 1999 and 1998, a marine partnership in which the Company owns a 50% interest, reduced the carrying values of an offshore dry-cargo barge and tugboat unit by taking a $2,130,000 and $5,900,000, respectively, pre-tax impairment charges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
Disposed Of" ("SFAS No. 121"). The Company's portion of the 1999 charge was $1,065,000 and the after-tax effect of the charge to the Company was $692,000 or $.03 per share. The Company's portion of the 1998 charge was $2,950,000 and the after-tax effect of the charge to the Company was $1,918,000, or $.09 per share. The charges are reflected in equity in earnings of marine affiliates on the 1999 and 1998 consolidated statements of earnings.

     The 1998 impairment charge on the barge and tugboat unit was recognized when the future undiscounted cash flows of the unit were estimated to be insufficient to recover its carrying value. Accordingly, the unit was written down to its estimated fair value based on estimated discounted cash flows.

     The 1999 impairment charge was recognized when the Company executed a contract to sell the tugboat. The barge is currently for sale and was written down to the Company's estimate of fair value based on current market values of similar equipment.

     In September 1998, the Company reduced the carrying value of an offshore liquid tank barge and tug unit by taking an $8,333,000 pre-tax impairment charge in accordance with SFAS No. 121. The after-tax effect of the charge was $5,416,000 or $.24 per share. The unit was sold in October 1998 for a price approximating the revised carrying value of the unit. No gain or loss was recognized from the sale of the unit.

(2) ACQUISITION

     On October 12, 1999, the Company completed the acquisition of Hollywood Marine, Inc. ("Hollywood"), by means of a merger of Hollywood into Kirby Inland Marine, Inc., a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, the Company acquired Hollywood for an aggregate consideration (before post-closing adjustments) of $320,788,000, consisting of $89,586,000 in common stock (4,384,000 shares at $20.44 per share), $128,658,000 in cash, the assumption and refinancing of $99,185,000 of Hollywood's existing debt and $3,359,000 of merger costs. A final post-closing working capital adjustment was completed on February 29, 2000 for an additional $1,802,000 in common stock (88,178 shares at $20.44 per share). The final total purchase consideration for the Hollywood acquisition was $322,590,000. C. Berdon Lawrence was the principal shareholder of Hollywood. Hollywood's operations were included as part of the Company's operations effective October 12, in accordance with the purchase method of accounting. Goodwill is amortized over 30 years.

     Hollywood, located in Houston Texas, was engaged in the inland tank barge transportation of chemicals and petrochemicals, refined petroleum products, pressurized products and black oil products primarily along the Gulf Intracoastal Waterway, the Houston Ship Channel and the lower Mississippi River. Hollywood operated a fleet of 270 inland tank barges, with 4.8 million barrels of capacity, and 104 inland towboats.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2) ACQUISITION -- (CONTINUED)
     The components of the purchase price as of December 31, 1999 (before post-closing adjustments) and allocation are as follows (in thousands):

Consideration and merger costs:
  Common stock (4,384 shares at $20.44 per share)...........   $ 89,586
  Proceeds of bank debt issued for cash portion of purchase
     price and repayment of Hollywood's existing debt.......    227,787
  Debt assumed..............................................         56
  Merger costs..............................................      3,359
                                                               --------
                                                               $320,788
                                                               ========
Allocation of purchase price:
  Current assets............................................   $ 25,691
  Property..................................................    212,683
  Goodwill..................................................    157,352
  Other assets..............................................      5,949
  Current liabilities.......................................    (24,505)
  Deferred income taxes.....................................    (49,841)
  Other liabilities.........................................     (6,541)
                                                               --------
                                                               $320,788
                                                               ========

     Financing for the cash portion of the transaction and the repayment of Hollywood's existing debt was through the Company's existing $100,000,000 undrawn bank revolving credit agreement with Chase Bank of Texas, N.A. ("Chase") as agent bank and through a new $200,000,000 credit facility with Bank of America, N.A. as syndication agent bank; Chase as administrative agent; and Bank One, Texas, N.A. as documentation agent.

     In connection with the acquisition of Hollywood, the Company recorded $4,502,000 of pre-tax merger related charges ($2,912,000 after taxes, or $.14 per share) to combine the acquired operations with those of the Company. Such charges are as follows (in thousands):

Severance for Company employees whose positions were
  eliminated................................................   $2,061
Exit of insurance mutual....................................      870
Abandonment of Company's leased corporate headquarters......    1,571
                                                               ------
                                                               $4,502
                                                               ======

     The cash portion of the merger related charges totaled $3,248,000. The non-cash portion of the charge consisted of $748,000 for the write-off of the Company's leasehold improvements of its former corporate headquarters and $506,000 for severance pay for changes in stock option terms. The Company expects that the accrued severance remaining at December 31, 1999 of $1,542,000 will be paid primarily during the first quarter of 2000 and fully by the end of 2000. The fee due for the Company's exit from an insurance mutual is expected to be paid in the second quarter of 2000. The duplicate facilities reserve of $717,000 remaining at December 31, 1999 is expected to be paid throughout the lease term which expires in August 2003.

     The following unaudited pro forma combined financial information for the years ended December 31, 1999 and 1998 is based on historical financial information of the Company and Hollywood. The financial information assumes the merger was completed as of the beginning of the years indicated. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2) ACQUISITION -- (CONTINUED)
had the merger been consummated at the beginning of the years indicated, nor is the information indicative of the future results of operations (in thousands, except per share amounts):

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Revenues....................................................  $497,060   $494,415
Earnings before taxes on income.............................  $ 38,465   $ 20,640
Net earnings................................................  $ 21,782   $ 10,911
Net earnings per share of common stock -- diluted...........  $    .85   $    .41

(3) DISCONTINUED OPERATIONS

     The Company entered into a definitive purchase agreement on January 28, 1998 to sell its U.S. flag offshore product tanker operation and its harbor service operation. In accordance with the purchase agreement, on March 16, 1998, Hvide Marine Incorporated acquired the Company's harbor service operation and two tankers, and August Trading, Inc. acquired five tankers, for a combined purchase price of $38,600,000 in cash, subject to certain adjustments. The U.S. flag offshore product tankers transported refined products from the U.S. Gulf Coast to Florida and the East Coast, with occasional voyages to the U.S. West Coast. The Company's harbor service operation primarily provided towing, docking and shifting services for vessels calling at the ports of Beaumont, Port Arthur and Orange, Texas and the port of Lake Charles, Louisiana.

     The offshore tanker and harbor service operations' financial results were accounted for as discontinued operations as of December 31, 1997, and previously reported financial statements were restated to reflect the discontinuation of the operations. The Company recorded a financial net loss of $3,966,000 as of December 31, 1997 for the sale of the tanker and harbor service operations.

     A summary of the results of the discontinued operations included in the accompanying statements of earnings for the years ended December 31, 1997 follows (in thousands):

                                                               1997
                                                              -------
Revenues:
  Marine transportation.....................................  $66,434
                                                              -------
Costs and expenses:
  Costs of sales and operating expenses.....................   49,819
  Selling, general and administrative.......................    5,236
  Taxes, other than income..................................      322
  Depreciation and amortization.............................    6,625
                                                              -------
                                                               62,002
                                                              -------
     Operating income.......................................    4,432
  Other income..............................................      166
                                                              -------
     Earnings before taxes on income........................    4,598
Provision for taxes on income...............................   (1,655)
                                                              -------
          Net earnings......................................  $ 2,943
                                                              =======
Estimated loss on sale of discontinued operations, including provision for net operating losses of $700,000 during the
  phase-out period (less applicable income tax benefit of
  $2,135,000)...............................................  $(3,966)
                                                              =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4) SALE OF REMAINING INTEREST IN UNIVERSAL INSURANCE COMPANY

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

     Under an anticipated redemption schedule, the Company would have received a stream of cash payments between 1998 and the year 2008 totaling $62,000,000. The $36,000,000 received represented the present value of the payment stream. Including prior redemptions and the final sale, the Company received total payments of $58,000,000 for its interest in Universal.

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

(5) INVESTMENTS

     The Company's wholly owned captive insurance subsidiary accounts for investments in debt and equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which establishes certain criteria for the accounting and reporting of investments in debt and equity securities that have readily determinable fair values. Investments in debt and equity securities as of December 31, 1999 and 1998 qualify as available-for-sale securities in accordance with SFAS No. 115. Realized gains and losses on the sale of the securities in the consolidated statements of earnings are computed by using the specific cost of the security when originally purchased and include net unrealized holding gains and losses as a separate component of accumulated other comprehensive income and in the reconciliation of comprehensive income included in the consolidated statements of stockholders' equity, net of tax liability (benefit) of $(171,000), $182,000 and $308,000 at December 31, 1999, 1998 and 1997, respectively.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5) INVESTMENTS -- (CONTINUED)
     A summary of the investments as of December 31, 1999 and 1998 is as follows (in thousands):

                                                                 GROSS        GROSS      FAIR VALUE AS
                                                   AMORTIZED   UNREALIZED   UNREALIZED   SHOWN IN THE
TYPE OF INVESTMENT                                   COST        LOSSES       GAINS      BALANCE SHEET
------------------                                 ---------   ----------   ----------   -------------
December 31, 1999:
Short-term investments...........................   $   935      $  --         $ --         $   935
Bonds and notes:
  United States corporate bonds..................     4,308       (178)          54           4,184
  United States Government bonds and issues......     2,703       (119)          11           2,595
  Foreign government bonds.......................     1,379       (117)          --           1,262
Mortgage backed securities.......................     4,244       (129)          --           4,115
                                                    -------      -----         ----         -------
                                                    $13,569      $(543)        $ 65         $13,091
                                                    =======      =====         ====         =======
December 31, 1998:
Short-term investments...........................   $   347      $  --         $ --         $   347
Bonds and notes:
  United States corporate bonds..................     4,652       (110)         263           4,805
  United States Government bonds and issues......     5,191         (2)         227           5,416
  Foreign government bonds.......................     1,382         --           24           1,406
Mortgage backed securities.......................     7,652         (3)          96           7,745
Foreign corporate securities.....................     1,057         (7)          26           1,076
                                                    -------      -----         ----         -------
                                                    $20,281      $(122)        $636         $20,795
                                                    =======      =====         ====         =======

     A summary of the available-for-sale securities by maturities as of December 31, 1999 and 1998 is as follows (in thousands):

                                                               1999                  1998
                                                        -------------------   -------------------
                                                        AMORTIZED   MARKET    AMORTIZED   MARKET
                                                          COST       VALUE      COST       VALUE
                                                        ---------   -------   ---------   -------
Investments maturing within:
  One to five years...................................   $ 2,034    $ 2,005    $ 2,994    $ 3,035
  Five to ten years...................................     5,874      5,715      8,451      8,839
  Greater than ten years..............................     5,661      5,371      8,836      8,921
                                                         -------    -------    -------    -------
                                                         $13,569    $13,091    $20,281    $20,795
                                                         =======    =======    =======    =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6) LONG-TERM DEBT

     Long-term debt at December 31, 1999 and 1998 consisted of the following (in thousands):

                                                                1999       1998
                                                              --------   --------
Long-term debt, including current portion:
  Credit facility, maturing in varying amounts through
     October 9, 2004........................................  $200,000   $     --
  Revolving credit agreement due September 19, 2002.........    10,000     26,000
  Medium term notes due June 1, 2000........................    45,000     45,000
  Medium term notes due January 29, 2002....................    50,000     50,000
  8.22% senior notes, $5,000,000 due annually through June
     30, 2002...............................................    15,000     20,000
  Other long-term debt......................................     1,607      1,885
                                                              --------   --------
                                                              $321,607   $142,885
                                                              ========   ========

     The aggregate payments due on the long-term debt in each of the next five years are as follows (in thousands):

2000......................................................  $  5,335
2001......................................................     5,335
2002......................................................   122,836
2003......................................................    50,336
2004......................................................   137,725
Thereafter................................................        40
                                                            --------
                                                            $321,607
                                                            ========

     On October 12, 1999, the Company entered into a new $200,000,000 senior credit facility (the "Credit Facility") with a syndicate of banks, with Bank of America, N.A. as syndication agent bank, Chase as administrative agent and Bank One, Texas, N.A. as documentation agent. The Credit Facility was used to finance the acquisition of Hollywood. The Credit Facility converts to a four-year term loan on October 9, 2000 with quarterly principal payments of $12,500,000, plus interest, due beginning October 9, 2002. The remaining principal and interest is due on October 9, 2004, the maturity date of the Credit Facility. The Credit Facility contains certain covenants, the most restrictive of which requires the Company to maintain consolidated minimum net worth, as defined, of at least $190,419,000. The Company was in compliance with all Credit Facility debt covenants as of December 31, 1999. At December 31, 1999, the weighted average interest rate was 6.55% computed by dividing the interest expense under the Credit Facility by the average Credit Facility borrowings.

     The Company has a $100,000,000 revolving credit agreement (the "Credit Agreement") with Chase as agent bank. The Credit Agreement contains certain covenants, the most restrictive of which requires the Company to maintain consolidated minimum net worth, as defined, of at least $112,962,000. The Company was in compliance with all Credit Agreement debt covenants as of December 31, 1999. Proceeds under the Credit Agreement may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company's common stock, or for possible business acquisitions. At December 31, 1999, the amount outstanding under the Credit Agreement totaled $10,000,000 and the average interest rate was 7.54%. The average borrowing under the Credit Agreement during 1999 was $14,106,000, computed by using the daily balance, and the weighted average interest rate was 6.14% computed by dividing the interest expense under the Credit Agreement by the average Credit Agreement borrowings. The maximum Credit Agreement borrowings outstanding at any month end during 1999 totaled $22,000,000. At December 31, 1999, the Company had $90,000,000 available for takedown under the Credit Agreement.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6) LONG-TERM DEBT -- (CONTINUED)
     The Company has on file a shelf registration on Form S-3 with the Securities and Exchange Commission providing for the issue of up to $250,000,000 of medium term notes ("Medium Term Notes") at fixed or floating interest rates with maturities of nine months or longer. Activities under the Medium Term Notes program have been as follows (in thousands):

                                                         OUTSTANDING   INTEREST   AVAILABLE
                                                           BALANCE       RATE      BALANCE
                                                         -----------   --------   ---------
Medium Term Notes program..............................   $     --                $250,000
Issuance March 1995 (Maturity March 10, 1997)..........     34,000       7.77%     216,000
Issuance June 1995 (Maturity June 1, 2000).............     45,000       7.25%     171,000
                                                          --------
Outstanding December 31, 1995 and 1996.................     79,000                 171,000
Issuance January 1997 (Maturity January 29, 2002)......     50,000       7.05%     121,000
Payment March 1997.....................................    (34,000)                121,000
                                                          --------
Outstanding December 31, 1997, 1998 and 1999...........   $ 95,000                $121,000
                                                          ========

     The $45,000,000 of Medium Term Notes maturing on June 1, 2000 were classified as long-term at December 31, 1999 as the Company has the ability and intent through the Credit Agreement to refinance the notes on a long-term basis. The $121,000,000 available balance as of December 31, 1999 may be used for future business and equipment acquisitions, working capital requirements and reductions of the Company's Credit Agreement and Credit Facility.

     In August 1992, the Company's principal marine transportation subsidiary entered into a $50,000,000 private placement of 8.22% senior notes due June 30, 2002. Principal payments of $5,000,000, plus interest, are due annually through June 30, 2002. At December 31, 1999, $15,000,000 was outstanding under the senior notes.

     At December 31, 1999, the Company was party to an interest rate swap for a notional amount of $20,000,000 under which the Company pays interest at a rate of 7.28% and receives interest using a ninety day LIBOR base rate. The interest rate swap was acquired in the merger with Hollywood and terminates on March 27, 2000. The change in the fair value of the interest rate swap agreement was recognized from the date of acquisition to December 31, 1999 in the consolidated statements of earnings.

     The Company is of the opinion that the amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt at December 31, 1999 and 1998.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) TAXES ON INCOME

     Earnings from continuing operations before taxes on income and details of the provision for taxes on income from continuing operations for United States and Puerto Rico operations for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                           1999      1998      1997
                                                          -------   -------   -------
Earnings before taxes on income:
  United States.........................................  $35,392   $15,690   $31,863
  Puerto Rico...........................................       --     1,325     4,609
                                                          -------   -------   -------
                                                          $35,392   $17,015   $36,472
                                                          =======   =======   =======
Provision (credit) for taxes on income:
  United States:
     Current............................................  $13,374   $11,016   $ 9,265
     Deferred...........................................     (490)   (5,017)    2,741
     State and local....................................    1,067       907       836
                                                          -------   -------   -------
                                                           13,951     6,906    12,842
  Puerto Rico...........................................       --        --       925
                                                          -------   -------   -------
                                                          $13,951   $ 6,906   $13,767
                                                          =======   =======   =======

     Earnings from discontinued operations before taxes on income and details of the provision for taxes on income from United States discontinued operations for the year ended December 31, 1997 is as follows (in thousands):

                                                               1997
                                                              ------
Earnings before taxes on income.............................  $4,598
                                                              ======
Provision for taxes on income:
  Current...................................................  $  977
  Deferred..................................................     661
  State and local...........................................      17
                                                              ------
                                                              $1,655
                                                              ======

     During the three years ended December 31, 1999, 1998 and 1997, tax benefits related to the exercise of stock options that were allocated directly to additional paid-in capital totaled $319,000, $1,088,000 and $439,000, respectively.

     The Company's provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 1999, 1998 and 1997 due to the following:

                                                              1999   1998   1997
                                                              ----   ----   ----
United States income tax statutory rate.....................  35.0%  35.0%  35.0%
Puerto Rico taxes...........................................    --     --    2.3
State and local taxes, net of federal benefit...............   2.0    3.5    1.5
Foreign tax credit..........................................    --     --   (2.5)
Non-deductible items and other..............................   2.4    2.1    1.3
                                                              ----   ----   ----
                                                              39.4%  40.6%  37.6%
                                                              ====   ====   ====

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) TAXES ON INCOME -- (CONTINUED)
     The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax assets and liabilities at December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                        1999        1998       1997
                                                      ---------   --------   --------
Current deferred tax assets:
  Compensated absences..............................  $     744   $    659   $    814
  Allowance for doubtful accounts...................        232        356        290
  Insurance accruals................................      2,146       (203)       257
  Merger charges....................................      1,226         --         --
  Other.............................................        610        375        107
                                                      ---------   --------   --------
                                                      $   4,958   $  1,187   $  1,468
                                                      =========   ========   ========
Non-current deferred tax assets and liabilities:
  Deferred tax assets:
     Alternative minimum tax credit carryforwards...  $      --   $     --   $ 12,561
     Postretirement health care benefits............      2,101      1,962      2,252
     Insurance accruals.............................      1,974        764        839
     Deferred compensation..........................      1,275         79        111
     Minority interests.............................        880         --         --
     Other..........................................      2,450      1,644      2,705
                                                      ---------   --------   --------
                                                          8,680      4,449     18,468
                                                      ---------   --------   --------
  Deferred tax liabilities:
     Property.......................................    (94,563)   (43,703)   (46,643)
     Undistributed earnings from foreign
       subsidiaries.................................         --         --    (16,145)
     Deferred state taxes...........................     (5,579)      (757)      (707)
     Scheduled vessel maintenance costs.............       (184)       (34)    (3,382)
     Other..........................................     (1,148)        --         --
                                                      ---------   --------   --------
                                                       (101,474)   (44,494)   (66,877)
                                                      ---------   --------   --------
                                                      $ (92,794)  $(40,045)  $(48,409)
                                                      =========   ========   ========

     As of December 31, 1999, the Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

(8) LEASES

     The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Total rental expense for the years ended December 31, 1999, 1998 and 1997 follows (in thousands):

                                                              1999     1998     1997
                                                             ------   ------   ------
Rental expense:
  Marine equipment.........................................  $1,803   $1,803   $1,803
  Other buildings and equipment............................   1,694    1,423    1,398
Sublease rental............................................     (12)     (10)     (10)
                                                             ------   ------   ------
          Net rental expense...............................  $3,485   $3,216   $3,191
                                                             ======   ======   ======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(8) LEASES -- (CONTINUED)
     Rental commitments under noncancelable leases are as follows (in thousands):

                                                             LAND,
                                                           BUILDINGS
                                                         AND EQUIPMENT
                                                         -------------
2000...................................................     $ 4,818
2001...................................................       3,481
2002...................................................       3,363
2003...................................................       3,047
2004...................................................       2,542
Thereafter.............................................       4,100
                                                            -------
                                                            $21,351
                                                            =======

     The Company's former corporate headquarters at 1775 St. James Place, Houston, Texas is included under the rental commitments above with no provision for sublease rental income.

(9) STOCK OPTION PLANS

     The Company has four employee stock option plans which were adopted in 1982, 1989, 1994 and 1996 for selected officers and other key employees. The 1982 Employee Plan provided for the issuance until 1992 of incentive and non-qualified stock options to purchase up to 600,000 shares of common stock. The 1989 Employee Plan provided for the issuance until July 1999 of incentive and nonincentive stock options to purchase up to 600,000 shares of common stock. The 1994 Employee Plan provides for the issuance of incentive and non-qualified stock options to purchase up to 1,000,000 shares of common stock. The 1996 Employee Plan provides for the issuance of incentive and non-qualified stock options to purchase up to 900,000 shares of common stock. The 1982 and 1989 stock option plans authorized the granting of limited stock appreciation rights.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) STOCK OPTION PLANS -- (CONTINUED)
     Changes in options outstanding under the employee plans described above for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                      NON-QUALIFIED OR
                                                        NONINCENTIVE
                                                        STOCK OPTIONS
                                                  -------------------------    OPTION PRICE
                                                  OUTSTANDING   EXERCISABLE   RANGE PER SHARE
                                                  -----------   -----------   ---------------
Outstanding December 31, 1996...................   2,023,400      770,162      $ 3.69-$21.38
  Granted.......................................      42,500           --             $18.56
  Became exercisable............................          --      161,163      $12.94-$21.38
  Exercised.....................................    (133,550)    (133,550)     $ 3.69-$18.31
  Canceled or expired...........................     (15,000)      (3,000)     $16.31-$18.56
                                                   ---------     --------
Outstanding December 31, 1997...................   1,917,350      794,775      $ 3.69-$21.38
  Granted.......................................      18,000           --             $19.88
  Became exercisable............................          --      108,537      $16.31-$21.38
  Exercised.....................................    (288,300)    (288,300)     $ 3.69-$21.38
  Canceled or expired...........................     (96,100)      (1,050)     $16.31-$19.50
                                                   ---------     --------
Outstanding December 31, 1998...................   1,550,950      613,962      $ 6.56-$21.38
  Granted.......................................     195,500           --      $17.28-$19.50
  Became exercisable............................          --       74,488      $16.31-$19.88
  Exercised.....................................     (60,850)     (60,850)     $ 8.19-$18.31
  Canceled or expired...........................        (875)        (875)            $16.31
                                                   ---------     --------
Outstanding December 31, 1999...................   1,684,725      626,725      $ 6.56-$21.38
                                                   =========     ========

     At December 31, 1999, 571,575 shares were available for future grants under the employee plans and 77,500 shares of the outstanding stock options under the employee plans were issued with limited stock appreciation rights.

     The Company has three Director stock option plans for nonemployee Directors of the Company. The 1989 Director Plan provided for the issuance until July 1999 of nonincentive options to Directors of the Company to purchase up to 150,000 shares of common stock. The 1994 Director Plan provides for the issuance on non-qualified options to Directors of the Company, including Advisory Directors, to purchase up to 100,000 shares of common stock. The 2000 Director Plan, adopted by the Company's Directors in January 2000, provides for the issuance of non-qualified options to Directors of the Company to purchase up to 100,000 shares of common stock. The Director plans are intended as an incentive to attract and retain qualified, independent directors.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) STOCK OPTION PLANS -- (CONTINUED)
     Changes in options outstanding under the Director plans described above for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                      NON-QUALIFIED OR
                                                        NONINCENTIVE
                                                        STOCK OPTIONS
                                                  -------------------------    OPTION PRICE
                                                  OUTSTANDING   EXERCISABLE   RANGE PER SHARE
                                                  -----------   -----------   ---------------
Outstanding December 31, 1996...................     92,000        92,000      $ 7.56-$21.38
  Granted.......................................     10,500            --             $17.06
  Became exercisable............................         --        10,500             $17.06
  Exercised.....................................     (1,500)       (1,500)            $16.69
  Canceled or expired...........................     (7,500)       (7,500)     $16.69-$21.38
                                                    -------       -------
Outstanding December 31, 1997...................     93,500        93,500      $ 7.56-$21.38
  Granted.......................................     17,000            --      $19.88-$25.50
  Became exercisable............................         --        17,000      $19.88-$25.50
                                                    -------       -------
Outstanding December 31, 1998...................    110,500       110,500      $ 7.56-$25.50
  Granted.......................................     10,500            --             $19.38
  Became exercisable............................         --        10,500             $19.38
  Exercised.....................................    (30,000)      (30,000)             $7.56
                                                    -------       -------
Outstanding December 31, 1999...................     91,000        91,000      $16.63-$25.50
                                                    =======       =======

     The Company has a 1993 nonqualified stock option for 25,000 shares granted to Robert G. Stone, Jr. at an exercise price of $18.625, all of which are currently exercisable. The grant serves as an incentive to retain the optionee as a member of the Board of Directors of the Company.

     The following table summarizes pro forma net earnings and earnings per share for the years ended December 31, 1999, 1998 and 1997 assuming the Company had used the fair market value method of accounting for its stock option plans (in thousands, except per share amounts):

                                       1999                      1998                      1997
                              -----------------------   -----------------------   -----------------------
                              AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                              -----------   ---------   -----------   ---------   -----------   ---------
Net earnings from continuing
  operations................    $21,441      $19,536      $10,109      $7,598       $22,705      $20,527
Net earnings per share from
  continuing operations:
  Basic.....................    $  1.01      $   .92      $   .46      $  .35       $   .93      $   .84
  Diluted...................    $  1.01      $   .92      $   .46      $  .34       $   .92      $   .83
Net loss from discontinued
  operations................    $    --      $    --      $    --      $   --       $(1,023)     $(1,023)
Net loss per share from
  discontinued operations:
  Basic.....................    $    --      $    --      $    --      $   --       $  (.04)     $  (.04)
  Diluted...................    $    --      $    --      $    --      $   --       $  (.04)     $  (.04)
Net earnings................    $21,441      $19,536      $10,109      $7,598       $21,682      $19,504
Net earnings per share:
  Basic.....................    $  1.01      $   .92      $   .46      $  .35       $   .89      $   .80
  Diluted...................    $  1.01      $   .92      $   .46      $  .34       $   .88      $   .79

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) STOCK OPTION PLANS -- (CONTINUED)
     The weighted average fair value of options granted during 1999, 1998 and 1997 was $13.50, $15.71 and $11.44, respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were as follows: average risk-free interest rate based on 10-year Treasury bonds -- 5.2% for 1999, 5.6% for 1998 and 6.6% for 1997; stock price volatility -- 66% for 1999, 59% for 1998 and 51% for 1997; and estimated option term -- 9 years. Under the provisions of SFAS No. 123, the pro forma disclosures above include only the effects of stock options granted by the Company subsequent to December 31, 1994. During this initial phase-in period, the pro forma disclosures as required by SFAS No. 123 are not representative of the effects on reported net income for future years as options vest over several years and additional awards are generally made each year.

(10) RETIREMENT PLANS

     The Company sponsors a defined benefit plan for vessel personnel. Shoreside personnel formerly employed by Hollywood also are participants in the plan, but ceased to accrue additional benefits effective January 1, 2000. The plan benefits are based on an employee's years of service and compensation. The plan assets primarily consist of fixed income securities and corporate stocks. Funding of the plan is based on actuarial computations that are designed to satisfy minimum funding requirements of applicable regulations and to achieve adequate funding of projected benefit obligations.

     The Company sponsors an unfunded defined benefit health care plan that provides limited postretirement medical benefits to employees who meet minimum age and service requirements, and eligible dependents. The plan is contributory, with retiree contributions, adjusted annually. The Company also has an unfunded defined benefit executive retirement plan that it acquired in the Hollywood acquisition. That plan ceased to accrue additional benefits effective January 1, 2000.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(10) RETIREMENT PLANS -- (CONTINUED)
     The following table presents the funded status and amounts recognized in the Company's consolidated balance sheet for the Company's defined benefit plans and postretirement benefits plans (in thousands):

                                                                            POSTRETIREMENT BENEFITS
                                                        PENSION BENEFITS      OTHER THAN PENSIONS
                                                        -----------------   ------------------------
                                                         1999      1998        1999          1998
                                                        -------   -------   ----------     ---------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year.............  $21,928   $17,609    $ 5,855        $5,609
  Service cost........................................    1,442     1,143        373           317
  Interest cost.......................................    1,874     1,402        429           415
  Amendments..........................................       --       735         --            --
  Actuarial (gain) loss...............................   (3,529)    1,581       (992)          (81)
  Acquisition.........................................   20,318        --      1,150            --
  Curtailment loss....................................       --       178         --           233
  Benefits paid.......................................     (921)     (720)      (309)         (619)
  Less partnerships' allocation.......................       --        --        (20)          (19)
                                                        -------   -------    -------        ------
  Benefit obligation at end of year...................   41,112    21,928      6,486         5,855
                                                        -------   -------    -------        ------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year......   20,884    18,551         --            --
  Actual return on plan assets........................    2,424     2,671         --            --
  Employer contribution...............................       --       382        309           619
  Acquisition.........................................   23,020        --         --            --
  Benefits paid.......................................     (921)     (720)      (309)         (619)
                                                        -------   -------    -------        ------
  Fair value of plan assets at end of year............   45,407    20,884         --            --
                                                        -------   -------    -------        ------
  Funded status.......................................    4,295    (1,044)    (6,486)       (5,855)
  Unrecognized net actuarial (gain) loss..............   (5,295)   (1,699)      (796)          196
  Unrecognized prior service cost.....................    1,188     1,446         67            72
  Unrecognized net transition obligation..............       40        57         --            --
  Contributions December 1 -- December 31.............       --        --         28            --
                                                        -------   -------    -------        ------
  Net amount recognized at end of year................  $   228   $(1,240)   $(7,187)       $5,587
                                                        =======   =======    =======        ======
WEIGHTED AVERAGE ASSUMPTIONS
  Discount rate.......................................     7.75%     6.75%      7.75%         6.75%
  Expected return on plan assets......................     9.25%     9.25%        --            --
  Average rate of compensation increase...............     4.00%     4.00%        --            --

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(10) RETIREMENT PLANS -- (CONTINUED)
     The components of net periodic benefit cost are as follows (in thousands):

                                                                            POSTRETIREMENT BENEFITS
                                                 PENSION BENEFITS             OTHER THAN PENSIONS
                                            ---------------------------     ------------------------
                                             1999      1998      1997        1999     1998     1997
                                            -------   -------   -------     ------   ------   ------
Service cost..............................  $ 1,442   $ 1,143   $ 1,257      $373     $317     $364
Interest cost.............................    1,874     1,402     1,205       429      415      478
Expected return on assets.................   (2,358)   (1,691)   (1,406)       --       --       --
Amortization of transition obligation.....       17        17        17        --       --       --
Amortization of prior service cost........      259       258       192         5        5        8
Amortization of actuarial gain............       --       (47)      (12)       --       --       --
Less partnerships' allocation.............      (73)      (85)      (22)      (20)     (20)     (22)
Curtailment charge........................       --        22        --        --       --       --
                                            -------   -------   -------      ----     ----     ----
Net periodic benefit cost.................  $ 1,161   $ 1,019   $ 1,231      $787     $717     $828
                                            =======   =======   =======      ====     ====     ====

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

     In addition to the defined benefit plan and postretirement medical benefit plan, the Company sponsors defined contribution plans for all shore-based employees and certain vessel personnel. Maximum contributions to these plans equal the lesser of 15% of the aggregate compensation paid to all participating employees, or up to 20% of each subsidiary's earnings before federal income tax after certain adjustments for each fiscal year. The aggregate contributions to the plans were $4,530,000, $3,744,000 and $3,929,000 in 1999, 1998 and 1997,
respectively.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(11) EARNINGS PER SHARE OF COMMON STOCK

     The following table presents the components of basic and diluted earnings
(loss) per share for the years ended December 31, 1999, 1998 and 1997 (in thousands, except per share amounts):

                                                               1999      1998      1997
                                                              -------   -------   -------
Net earnings:
Earnings from continuing operations.........................  $21,441   $10,109   $22,705
Loss from discontinued operations...........................       --        --    (1,023)
                                                              -------   -------   -------
                                                              $21,441   $10,109   $21,682
                                                              =======   =======   =======
Shares outstanding:
Weighted average common stock outstanding...................   21,172    21,847    24,381
Effect of dilutive securities:
  Employee and director common stock options................      121       266       213
                                                              -------   -------   -------
                                                               21,293    22,113    24,594
                                                              =======   =======   =======
Basic earnings (loss) per share of common stock:
  Continuing operations.....................................  $  1.01   $   .46   $   .93
  Discontinued operations...................................       --        --      (.04)
                                                              -------   -------   -------
                                                              $  1.01   $   .46   $   .89
                                                              =======   =======   =======
Diluted earnings (loss) per share of common stock:
  Continuing operations.....................................  $  1.01   $   .46   $   .92
  Discontinued operations...................................       --        --      (.04)
                                                              -------   -------   -------
                                                              $  1.01   $   .46   $   .88
                                                              =======   =======   =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(12) QUARTERLY RESULTS (UNAUDITED)

     The unaudited quarterly results for the year ended December 31, 1999 are as follows (in thousands, except per share amounts):

                                                                   THREE MONTHS ENDED
                                                   ---------------------------------------------------
                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                     1999        1999         1999          1999(*)
                                                   ---------   --------   -------------   ------------
Revenues.........................................   $78,481    $84,055       $80,504        $122,564
Costs and expenses...............................    70,582     71,611        68,595         104,976
Merger related charges...........................        --         --            --           4,502
                                                    -------    -------       -------        --------
  Operating income...............................     7,899     12,444        11,909          13,086
Equity in earnings (loss) of marine affiliates...       881        609           917            (271)
Investment income and other......................       155        191           494             125
Gain (loss) on disposition of assets.............        32          3           (27)             56
Minority interests...............................        --         --            --            (273)
Interest expense.................................    (2,545)    (2,569)       (2,289)         (5,435)
                                                    -------    -------       -------        --------
  Earnings before taxes on income................     6,422     10,678        11,004           7,288
Provision for taxes on income....................    (2,421)    (4,076)       (4,140)         (3,314)
                                                    -------    -------       -------        --------
  Net earnings...................................   $ 4,001    $ 6,602       $ 6,864        $  3,974
                                                    =======    =======       =======        ========
Net earnings per share of common stock:
  Basic..........................................   $   .20    $   .33       $   .34        $    .17
                                                    =======    =======       =======        ========
  Diluted........................................   $   .20    $   .33       $   .34        $    .16
                                                    =======    =======       =======        ========

---------------

(*) Includes the acquisition of Hollywood, effective October 12, 1999, and the impairment of an offshore barge in a marine partnership in which the Company owns a 50% interest.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(12) QUARTERLY RESULTS (UNAUDITED) -- (CONTINUED)
     The unaudited quarterly results for the year ended December 31, 1998 are as follows (in thousands, except per share amounts):

                                                                   THREE MONTHS ENDED
                                                   ---------------------------------------------------
                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                     1998        1998         1998            1998
                                                   ---------   --------   -------------   ------------
Revenues.........................................   $82,255    $84,324      $ 82,327        $78,174
Costs and expenses...............................    73,099     72,500        71,832         69,313
Impairment of long-lived assets..................        --         --         8,333             --
                                                    -------    -------      --------        -------
  Operating income...............................     9,156     11,824         2,162          8,861
Equity in earnings (loss) of marine affiliates...       716      1,149         1,034         (1,953)
Equity in earnings of insurance affiliate........       494        413           418             --
Loss on sale of insurance affiliate..............        --         --       (10,536)            --
Investment income and other......................       457        352           564            285
Gain (loss) on disposition of assets.............        36        208          (138)         3,411
Interest expense.................................    (2,767)    (3,232)       (3,236)        (2,663)
                                                    -------    -------      --------        -------
  Earnings (loss) before taxes on income.........     8,092     10,714        (9,732)         7,941
(Provision) benefit for taxes on income..........    (3,052)    (4,039)        3,161         (2,976)
                                                    -------    -------      --------        -------
  Net earnings (loss)............................   $ 5,040    $ 6,675      $ (6,571)       $ 4,965
                                                    =======    =======      ========        =======
Net earnings (loss) per share of common stock:
  Basic..........................................   $   .21    $   .31      $   (.31)       $   .24
                                                    -------    -------      --------        -------
  Diluted........................................   $   .21    $   .31      $   (.31)       $   .24
                                                    =======    =======      ========        =======

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

     Certain Significant Risks and Uncertainties. The Company's marine transportation segment is engaged in the inland marine transportation of industrial chemicals, petrochemical feedstocks, agricultural chemicals and refined petroleum products, pressurized products and black oil products by tank barge along the Mississippi River System, Gulf Intracoastal Waterway and Houston Ship Channel. In addition, the segment is engaged in the offshore marine transportation of dry-bulk cargo, containers and palletized cargo by barge. Such products are transported between United States ports, with emphasis on the Gulf of Mexico and along the Northeast Seaboard and Caribbean Basin ports, with occasional voyages to South American ports.

     The Company's diesel engine services segment is engaged in the overhaul and repair of large diesel engines and related parts sales in the marine, locomotive and power generator markets. The marine market serves vessels powered by large diesel engines utilized in the various inland and offshore marine industries. The locomotive market serves the shortline and industrial railroad markets, and the power generator market serves the stationary industries.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(13) CONTINGENCIES AND COMMITMENTS -- (CONTINUED)
     As of December 31, 1999, the Company's marine transportation segment accounted for 89% of the Company's assets and the diesel engine services segment accounted for 4%. This compares with December 31, 1998 when the marine transportation segment accounted for 77% of the Company's assets and the diesel engine services segment accounted for 10%. Of total consolidated revenues during the 1999 and 1998 year, the marine transportation segment generated 80% and 75%, respectively, and the diesel engine services segment generated 20% and 25%, respectively. Operating profits for the 1999 and 1998 years, excluding equity in earnings of affiliates and general corporate expenses, included a contribution of 87% and 82%, respectively, from the marine transportation segment and 13% and 18%, respectively, from the diesel engine services segment. The increased percentage by the marine transportation segment in each category for 1999 over 1998 was primarily due to the acquisition of Hollywood, more fully described in
Note 2, Acquisition.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. However, in the opinion of management, the amounts would be immaterial.

     The customer base includes the major industrial chemical and petrochemical manufacturers, agricultural chemical manufacturers and refining companies in the United States. Approximately 70% of the movements of such products are under long-term contracts, ranging from one year to 10 years. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 30 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. The Dow Chemical Company accounted for 12% of the Company's revenues in 1999 and 13% in 1998 and 1997.

     Major customers of the diesel engine services segment include the inland and offshore dry-bulk and tank barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities, the United States Coast Guard, Navy and Army, shortline railroads, industrial owners of locomotives, and stationary applications. The segment operates as an authorized distributor in 17 eastern states and the Caribbean, and as non-exclusive authorized service centers for EMD. The locomotive portion of the segment serves as the exclusive distributorship of EMD aftermarket parts sales and services to the shortline and industrial railroad market. The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. The diesel engine services segment's relationship with EMD has been maintained for 30 years. No single customer of the diesel engine services segment accounted for more than 10% of the Company's revenues in 1999, 1998 and 1997.

     Weather can be a major factor in the day-to-day operations of the marine transportation segment. Adverse weather conditions, such as fog in the winter and spring months, can impair the operating efficiencies of the fleet. Shipments of products can be significantly delayed or postponed by weather conditions, which are totally beyond the control of management. River conditions are also factors which impair the efficiency of the fleet and can result in delays, diversions and limitations on night passages, horsepower requirements and size of tows. Additionally, much of the inland waterway system is controlled by a series of locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. Maintenance and operations of the navigable inland waterway infrastructure is a government function handled by the Corps of Engineers with costs shared by industry. Significant changes in governmental policies or appropriations with respect to maintenance and operations of the infrastructure could adversely effect the Company.

     The Company's marine transportation segment is subject to regulation by the United States Coast Guard, federal laws, state laws and certain international conventions. The Company believes that additional safety,

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(13) CONTINGENCIES AND COMMITMENTS -- (CONTINUED) environmental and occupational health regulations may be imposed on the marine industry. The Company believes that it is currently operating to standards at least the equal of such anticipated additional regulations. However, there can be no assurance that any such new regulations or requirements, or any discharge of pollutants by the Company, will not have an adverse effect on the Company.

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

(14) SEGMENT DATA

     The Company's operations are classified into two reportable business segments as follows:

     Marine Transportation -- Marine transportation by U.S. flag vessels on the United States inland waterway system and in United States coastwise trade. The principal products transported include petrochemical feedstocks, processed chemicals, agricultural chemicals, refined petroleum products, pressurized products, black oil products, coal, limestone, grain and sugar.

     Diesel Engine Services -- Overhaul and repair of large, medium-speed diesel engines, reduction gear repair and sale of related parts and accessories for customers in the marine industry, power generation industry, and the shortline and industrial railroad industry.

     The Company's two reportable business segments are managed separately based on fundamental differences in their operations. The segment information for the 1997 year has been restated from the 1997 presentation to conform with 1999 and 1998 presentations in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," adopted by the Company in 1998.

     The Company's accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, minority interests, accounting changes, and nonrecurring items. Intersegment sales are not significant.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(14) SEGMENT DATA -- (CONTINUED)
     The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization and capital expenditures attributable to the continuing principal activities of the Company for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                         1999       1998       1997
                                                       --------   --------   --------
Revenues:
  Marine transportation..............................  $290,956   $244,839   $256,108
  Diesel engine services.............................    74,648     82,241     79,136
                                                       --------   --------   --------
                                                       $365,604   $327,080   $335,244
                                                       ========   ========   ========
Segment profit (loss):
  Marine transportation..............................  $ 47,525   $ 37,661   $ 39,542
  Diesel engine services.............................     7,129      8,050      6,189
  Other..............................................   (19,262)   (28,696)    (9,259)
                                                       --------   --------   --------
                                                       $ 35,392   $ 17,015   $ 36,472
                                                       ========   ========   ========
Total assets:
  Marine transportation..............................  $673,882   $301,020   $321,158
  Diesel engine services.............................    32,890     38,588     47,290
  Other..............................................    46,625     50,691    149,511
                                                       --------   --------   --------
                                                       $753,397   $390,299   $517,959
                                                       ========   ========   ========
Depreciation and amortization:
  Marine transportation..............................  $ 27,876   $ 23,977   $ 24,921
  Diesel engine services.............................       842        917        980
  Other..............................................     2,560      2,489      2,212
                                                       --------   --------   --------
                                                       $ 31,278   $ 27,383   $ 28,113
                                                       ========   ========   ========
Capital expenditures:
  Marine transportation..............................  $ 11,735   $ 24,521   $ 20,161
  Diesel engine services.............................       533      1,103        521
  Other..............................................       451      1,821      3,824
                                                       --------   --------   --------
                                                       $ 12,719   $ 27,445   $ 24,506
                                                       ========   ========   ========

     The following table presents the details of "Other" segment profit (loss) for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                         1999       1998       1997
                                                       --------   --------   --------
General corporate expenses...........................  $ (4,814)  $ (5,375)  $ (4,864)
Interest expense.....................................   (12,838)   (11,898)   (13,378)
Equity in earnings of affiliates.....................     2,136      2,271      7,693
Gain on disposition of assets........................        64      3,517        407
Minority interests...................................      (273)        --         --
Impairment of long-lived assets......................        --     (8,333)        --
Loss on sale of equity investment....................        --    (10,536)        --
Merger related charges...............................    (4,502)        --         --
Other................................................       965      1,658        883
                                                       --------   --------   --------
                                                       $(19,262)  $(28,696)  $ (9,259)
                                                       ========   ========   ========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(14) SEGMENT DATA -- (CONTINUED)
     The following table presents the details of "Other" total assets as of December 31, 1999, 1998 and 1997 (in thousands):

                                                               1999      1998       1997
                                                              -------   -------   --------
General corporate assets....................................  $31,684   $37,896   $ 38,899
Investments in affiliates...................................   14,941    12,795     61,576
Discontinued operations.....................................       --        --     49,036
                                                              -------   -------   --------
                                                              $46,625   $50,691   $149,511
                                                              =======   =======   ========

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     1. Financial Statements:

Included in Part III of this report:

     Report of KPMG LLP, Independent Public Accountants, on the financial statements of Kirby Corporation and Consolidated Subsidiaries for the years ended December 31, 1999, 1998 and 1997.

     Consolidated Balance Sheets, December 31, 1999 and 1998.

     Consolidated Statements of Earnings, for the years ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Stockholders' Equity, for the years ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Cash Flows, for the years ended December 31, 1999, 1998 and 1997.

     Notes to Consolidated Financial Statements, for the years ended December 31, 1999, 1998 and 1997.

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

     4. Exhibits

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           3.1           -- Restated Articles of Incorporation of Kirby Exploration
                            Company, Inc. (the "Company"), as amended (incorporated
                            by reference to Exhibit 3.1 of the Registrant's 1989
                            Registration Statement on Form S-3 (Reg. No. 33-30832)).
           3.2           -- Certificate of Amendment of Restated Articles of
                            Incorporation of the Company filed with the Secretary of
                            State of Nevada April 30, 1990 (incorporated by reference
                            to Exhibit 3.2 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1990).
           3.3           -- Bylaws of the Company, as amended (incorporated by
                            reference to Exhibit 3.2 of the Registrant's 1989
                            Registration Statement on Form S-3 (Reg. No. 33-30832)).
           3.4           -- Amendment to Bylaws of the Company effective April 24,
                            1990 (incorporated by reference to Exhibit 3.4 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1990).
           4.1           -- Indenture, dated as of December 2, 1994, between the
                            Company and Texas Commerce Bank National Association,
                            Trustee, (incorporated by reference to Exhibit 4.3 of the
                            Registrant's 1994 Registration Statement on Form S-3
                            (Reg. No. 33-56195)).
          10.1+          -- 1976 Stock Option Plan of Kirby Exploration Company, as
                            amended, and forms of option agreements provided for
                            thereunder and related documents (incorporated by
                            reference to Exhibit 10.1 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1981).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          10.2+          -- 1982 Stock Option Plan for Kirby Exploration Company, and
                            forms of option agreements provided for thereunder and
                            related documents (incorporated by reference to Exhibit
                            10.5 of the Registrant's Annual Report on Form 10-K for
                            the year ended December 31, 1982).
          10.3+          -- Amendment to 1982 Stock Option Plan for Kirby Exploration
                            Company (incorporated by reference to Exhibit 10.5 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1986).
          10.4           -- Indemnification Agreement, dated April 29, 1986, between the Company and each of its Directors and certain key
                            employees (incorporated by reference to Exhibit 10.11 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1986).
          10.5+          -- 1989 Employee Stock Option Plan for the Company, as
                            amended (incorporated by reference to Exhibit 10.11 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1989).
          10.6+          -- 1989 Director Stock Option Plan for the Company, as
                            amended (incorporated by reference to Exhibit 10.12 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1989).
          10.7           -- Loan Agreement between Dixie Fuels Limited and NCNB
                            Leasing Corporation, dated as of February 4, 1992
                            (incorporated by reference to Exhibit 10.10 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1991).
          10.8           -- Note Purchase Agreement, dated as of August 12, 1992,
                            among Dixie Carriers, Inc., The Variable Annuity Life
                            Insurance Company, Provident Mutual Life and Annuity
                            Company of America, among others (incorporated by
                            reference to Exhibit 10.1 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1992).
          10.9+          -- Deferred Compensation Agreement dated August 12, 1985
                            between Dixie Carriers, Inc., and J. H. Pyne
                            (incorporated by reference to Exhibit 10.19 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1992).
          10.10          -- Agreement and Plan of Merger, dated April 1, 1993, among
                            Kirby Corporation, AFRAM Carriers, Inc. and AFRAM Lines
                            (USA) Co., Ltd. and the shareholders of AFRAM Lines (USA)
                            Co., Ltd. (incorporated by reference to Exhibit 2.1 of
                            the Registrant's Current Report on Form 8-K dated May 3,
                            1993).
          10.11+         -- 1994 Employee Stock Option Plan for Kirby Corporation
                            (incorporated by reference to Exhibit 10.21 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1993).
          10.12+         -- 1994 Nonemployee Director Stock Option Plan for Kirby
                            Corporation (incorporated by reference to Exhibit 10.22
                            of the Registrant's Annual Report on Form 10-K for the
                            year ended December 31, 1993).
          10.13+         -- 1993 Stock Option Plan of Kirby Corporation for Robert G.
                            Stone, Jr. (incorporated by reference to Exhibit 10.23 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1993).
          10.14+         -- Amendment to 1989 Director Stock Option Plan for Kirby
                            Exploration Company, Inc. (incorporated by reference to
                            Exhibit 10.24 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1993).
          10.15          -- Purchase Agreement, dated November 16, 1994, by and
                            between The Dow Chemical Company and Dow Hydrocarbons and
                            Resources, Inc., and Dixie Marine, Inc. (incorporated by
                            reference to Exhibit 10.25 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1994).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          10.16          -- Distribution Agreement, dated December 2, 1994, by and
                            among Kirby Corporation and Merrill Lynch, Pierce, Fenner
                            & Smith Incorporated, Salomon Brothers Inc, and Wertheim
                            Schroder & Co. Incorporated (incorporated by reference to
                            Exhibit 1.1 of the Registrant's Current Report on Form
                            8-K dated December 9, 1994).
          10.17+         -- 1996 Employee Stock Option Plan for Kirby Corporation
                            (incorporated by reference to Exhibit 10.24 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1996).
          10.18+         -- Amendment No. 1 to the 1994 Employee Stock Option Plan
                            for Kirby Corporation (incorporated by reference to
                            Exhibit 10.25 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1996).
          10.19          -- Credit Agreement, dated September 19, 1997, among Kirby
                            Corporation, the Banks named therein, and Texas Commerce
                            Bank National Association as Agent and Funds
                            Administrator (incorporated by reference to Exhibit 10.0
                            of the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1997).
          10.20          -- First Amendment to Credit Agreement, dated January 30,
                            1998, among Kirby Corporation, the Banks named therein,
                            and Chase Bank of Texas, N.A. as Agent and Funds
                            Administrator (incorporated by reference to Exhibit B2 of
                            the Registrant's Tender Offer Statement on Schedule 13E-4
                            filed with the Securities and Exchange Commission on
                            February 17, 1998).
          10.21          -- Asset Purchase Agreement, dated January 28, 1998, by and between Hvide Marine Incorporated, Sabine Transportation
                            Company (an Iowa corporation), Kirby Corporation, Sabine
                            Transportation Company (a Delaware corporation) and Kirby
                            Tankships, Inc. (incorporated by reference to Exhibit 2.1
                            of the Registrant's Current Report on Form 8-K dated
                            March 25, 1998).
          10.22          -- Second Amendment to Credit Agreement, dated November 30,
                            1998, among Kirby Corporation, the Banks named therein,
                            and Chase Bank of Texas, N.A. as Agent and Funds
                            Administrator.
          10.23          -- Agreement and Plan of Merger, dated July 28, 1999, by and among Kirby Corporation, Kirby Inland Marine, Inc.,
                            Hollywood Marine, Inc., C. Berdon Lawrence, and Robert B.
                            Egan and Eddy J. Rogers, Jr., as Co-Trustees under
                            certain Berdon Lawrence Trusts (incorporated by reference
                            to Exhibit 2.1 of the Registrant's Current Report on Form
                            8-K dated July 30, 1999).
          10.24          -- Credit Facility, dated as of October 12, 1999, among
                            Kirby Corporation, the Banks named therein, Chase Bank of
                            Texas, National Association as Administrative Agent, Bank
                            of America, N.A. as Syndication Agent, and Bank One,
                            Texas, N.A. as Documentation Agent (incorporated by
                            reference to Exhibit 10.1 of the Registrant's Current
                            Report on Form 8-K dated October 14, 1999).
          21.1*          -- Principal Subsidiaries of the Registrant.
          23.1*          -- Consent of KPMG LLP.
          27.1*          -- Financial Data Schedule.
          28.1*          -- Independent Auditors' Report of Deloitte & Touche LLP.

---------------

 *  Filed herewith

 +  Management contract, compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KIRBY CORPORATION
                                            (Registrant)

                                            By:     /s/ NORMAN W. NOLEN
                                              ----------------------------------
                                                       Norman W. Nolen
                                                   Executive Vice President

Dated: March 8, 2000

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

                      SIGNATURE                                      CAPACITY                      DATE
                      ---------                                      --------                      ----

               /s/ C. BERDON LAWRENCE                   Chairman of the Board and Director    March 8, 2000
-----------------------------------------------------     of the Company
                 C. Berdon Lawrence

                   /s/ J. H. PYNE                       President, Director of the Company    March 8, 2000
-----------------------------------------------------     and Principal Executive Officer
                     J. H. Pyne

                 /s/ NORMAN W. NOLEN                    Executive Vice President,             March 8, 2000
-----------------------------------------------------     Treasurer, Assistant Secretary
                   Norman W. Nolen                        of the Company and Principal
                                                          Financial Officer

               /s/ G. STEPHEN HOLCOMB                   Vice President, Controller,           March 8, 2000
-----------------------------------------------------     Assistant Secretary of the
                 G. Stephen Holcomb                       Company and Principal Accounting
                                                          Officer

              /s/ PHILIP J. BURGUIERES                  Director of the Company               March 8, 2000
-----------------------------------------------------
                Philip J. Burguieres

                   /s/ C. SEAN DAY                      Director of the Company               March 8, 2000
-----------------------------------------------------
                     C. Sean Day

                  /s/ BOB G. GOWER                      Director of the Company               March 8, 2000
-----------------------------------------------------
                    Bob G. Gower

             /s/ WILLIAM M. LAMONT, JR.                 Director of the Company               March 8, 2000
-----------------------------------------------------
               William M. Lamont, Jr.

              /s/ ROBERT G. STONE, JR.                  Director of the Company               March 8, 2000
-----------------------------------------------------
                Robert G. Stone, Jr.

                      SIGNATURE                                      CAPACITY                      DATE
                      ---------                                      --------                      ----

                                                        Director of the Company               March   , 2000
-----------------------------------------------------
                  Thomas M. Taylor

               /s/ J. VIRGIL WAGGONER                   Director of the Company               March 8, 2000
-----------------------------------------------------
                 J. Virgil Waggoner

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           3.1           -- Restated Articles of Incorporation of Kirby Exploration
                            Company, Inc. (the "Company"), as amended (incorporated
                            by reference to Exhibit 3.1 of the Registrant's 1989
                            Registration Statement on Form S-3 (Reg. No. 33-30832)).
           3.2           -- Certificate of Amendment of Restated Articles of
                            Incorporation of the Company filed with the Secretary of
                            State of Nevada April 30, 1990 (incorporated by reference
                            to Exhibit 3.2 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1990).
           3.3           -- Bylaws of the Company, as amended (incorporated by
                            reference to Exhibit 3.2 of the Registrant's 1989
                            Registration Statement on Form S-3 (Reg. No. 33-30832)).
           3.4           -- Amendment to Bylaws of the Company effective April 24,
                            1990 (incorporated by reference to Exhibit 3.4 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1990).
           4.1           -- Indenture, dated as of December 2, 1994, between the
                            Company and Texas Commerce Bank National Association,
                            Trustee, (incorporated by reference to Exhibit 4.3 of the
                            Registrant's 1994 Registration Statement on Form S-3
                            (Reg. No. 33-56195)).
          10.1+          -- 1976 Stock Option Plan of Kirby Exploration Company, as
                            amended, and forms of option agreements provided for
                            thereunder and related documents (incorporated by
                            reference to Exhibit 10.1 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1981).
          10.2+          -- 1982 Stock Option Plan for Kirby Exploration Company, and
                            forms of option agreements provided for thereunder and
                            related documents (incorporated by reference to Exhibit
                            10.5 of the Registrant's Annual Report on Form 10-K for
                            the year ended December 31, 1982).
          10.3+          -- Amendment to 1982 Stock Option Plan for Kirby Exploration
                            Company (incorporated by reference to Exhibit 10.5 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1986).
          10.4           -- Indemnification Agreement, dated April 29, 1986, between the Company and each of its Directors and certain key
                            employees (incorporated by reference to Exhibit 10.11 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1986).
          10.5+          -- 1989 Employee Stock Option Plan for the Company, as
                            amended (incorporated by reference to Exhibit 10.11 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1989).
          10.6+          -- 1989 Director Stock Option Plan for the Company, as
                            amended (incorporated by reference to Exhibit 10.12 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1989).
          10.7           -- Loan Agreement between Dixie Fuels Limited and NCNB
                            Leasing Corporation, dated as of February 4, 1992
                            (incorporated by reference to Exhibit 10.10 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1991).
          10.8           -- Note Purchase Agreement, dated as of August 12, 1992,
                            among Dixie Carriers, Inc., The Variable Annuity Life
                            Insurance Company, Provident Mutual Life and Annuity
                            Company of America, among others (incorporated by
                            reference to Exhibit 10.1 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1992).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          10.9+          -- Deferred Compensation Agreement dated August 12, 1985
                            between Dixie Carriers, Inc., and J. H. Pyne
                            (incorporated by reference to Exhibit 10.19 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1992).
          10.10          -- Agreement and Plan of Merger, dated April 1, 1993, among
                            Kirby Corporation, AFRAM Carriers, Inc. and AFRAM Lines
                            (USA) Co., Ltd. and the shareholders of AFRAM Lines (USA)
                            Co., Ltd. (incorporated by reference to Exhibit 2.1 of
                            the Registrant's Current Report on Form 8-K dated May 3,
                            1993).
          10.11+         -- 1994 Employee Stock Option Plan for Kirby Corporation
                            (incorporated by reference to Exhibit 10.21 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1993).
          10.12+         -- 1994 Nonemployee Director Stock Option Plan for Kirby
                            Corporation (incorporated by reference to Exhibit 10.22
                            of the Registrant's Annual Report on Form 10-K for the
                            year ended December 31, 1993).
          10.13+         -- 1993 Stock Option Plan of Kirby Corporation for Robert G.
                            Stone, Jr. (incorporated by reference to Exhibit 10.23 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1993).
          10.14+         -- Amendment to 1989 Director Stock Option Plan for Kirby
                            Exploration Company, Inc. (incorporated by reference to
                            Exhibit 10.24 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1993).
          10.15          -- Purchase Agreement, dated November 16, 1994, by and
                            between The Dow Chemical Company and Dow Hydrocarbons and
                            Resources, Inc., and Dixie Marine, Inc. (incorporated by
                            reference to Exhibit 10.25 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1994).
          10.16          -- Distribution Agreement, dated December 2, 1994, by and
                            among Kirby Corporation and Merrill Lynch, Pierce, Fenner
                            & Smith Incorporated, Salomon Brothers Inc, and Wertheim
                            Schroder & Co. Incorporated (incorporated by reference to
                            Exhibit 1.1 of the Registrant's Current Report on Form
                            8-K dated December 9, 1994).
          10.17+         -- 1996 Employee Stock Option Plan for Kirby Corporation
                            (incorporated by reference to Exhibit 10.24 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1996).
          10.18+         -- Amendment No. 1 to the 1994 Employee Stock Option Plan
                            for Kirby Corporation (incorporated by reference to
                            Exhibit 10.25 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1996).
          10.19          -- Credit Agreement, dated September 19, 1997, among Kirby
                            Corporation, the Banks named therein, and Texas Commerce
                            Bank National Association as Agent and Funds
                            Administrator (incorporated by reference to Exhibit 10.0
                            of the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1997).
          10.20          -- First Amendment to Credit Agreement, dated January 30,
                            1998, among Kirby Corporation, the Banks named therein,
                            and Chase Bank of Texas, N.A. as Agent and Funds
                            Administrator (incorporated by reference to Exhibit B2 of
                            the Registrant's Tender Offer Statement on Schedule 13E-4
                            filed with the Securities and Exchange Commission on
                            February 17, 1998).
          10.21          -- Asset Purchase Agreement, dated January 28, 1998, by and between Hvide Marine Incorporated, Sabine Transportation
                            Company (an Iowa corporation), Kirby Corporation, Sabine
                            Transportation Company (a Delaware corporation) and Kirby
                            Tankships, Inc. (incorporated by reference to Exhibit 2.1
                            of the Registrant's Current Report on Form 8-K dated
                            March 25, 1998).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          10.22          -- Second Amendment to Credit Agreement, dated November 30,
                            1998, among Kirby Corporation, the Banks named therein,
                            and Chase Bank of Texas, N.A. as Agent and Funds
                            Administrator.
          10.23          -- Agreement and Plan of Merger, dated July 28, 1999, by and among Kirby Corporation, Kirby Inland Marine, Inc.,
                            Hollywood Marine, Inc., C. Berdon Lawrence, and Robert B.
                            Egan and Eddy J. Rogers, Jr., as Co-Trustees under
                            certain Berdon Lawrence Trusts (incorporated by reference
                            to Exhibit 2.1 of the Registrant's Current Report on Form
                            8-K dated July 30, 1999).
          10.24          -- Credit Facility, dated as of October 12, 1999, among
                            Kirby Corporation, the Banks named therein, Chase Bank of
                            Texas, National Association as Administrative Agent, Bank
                            of America, N.A. as Syndication Agent, and Bank One,
                            Texas, N.A. as Documentation Agent (incorporated by
                            reference to Exhibit 10.1 of the Registrant's Current
                            Report on Form 8-K dated October 14, 1999).
          21.1*          -- Principal Subsidiaries of the Registrant.
          23.1*          -- Consent of KPMG LLP.
          27.1*          -- Financial Data Schedule.
          28.1*          -- Independent Auditors' Report of Deloitte & Touche LLP.

---------------

 *  Filed herewith

 +  Management contract, compensatory plan or arrangement.