Form 10-Q
period 2000-03-31
KIRBY CORP
filed 2000-05-09
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarter ended March 31, 2000

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-7615

                                Kirby Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                              74-1884980
  ---------------------------------------   -----------------------------------
      (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)

  55 Waugh Drive, Suite 1000, Houston, TX                   77007
  ---------------------------------------   -----------------------------------
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

                                Yes [ X ] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on May 9, 2000 was 24,524,468.

                         PART 1 - FINANCIAL INFORMATION

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS



                                                                                    March 31,       December 31,
                                                                                       2000              1999
                                                                                  ------------      ------------
                                                                                          ($ in thousands)
Current assets:
     Cash and cash equivalents                                                    $      5,523      $      3,571
     Available-for-sale securities                                                      10,957            13,091
     Accounts receivable:
       Trade - less allowance for doubtful accounts                                     76,144            71,755
       Insurance claims and other                                                        7,901             6,637
     Inventory - finished goods                                                         12,216            13,127
     Prepaid expenses                                                                    8,650             9,684
     Deferred income taxes                                                               3,511             4,958
                                                                                  ------------      ------------

         Total current assets                                                          124,902           122,823
                                                                                  ------------      ------------


Property and equipment                                                                 694,784           688,555
     Less accumulated depreciation                                                     242,123           236,704
                                                                                  ------------      ------------

                                                                                       452,661           451,851
                                                                                  ------------      ------------


Investments in marine affiliates                                                        14,944            14,941
Goodwill - less accumulated amortization                                               160,577           161,095
Other assets                                                                             2,123             2,687
                                                                                  ------------      ------------

                                                                                  $    755,207      $    753,397
                                                                                  ============      ============












            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                   March 31,     December 31,
                                                                     2000            1999
                                                                 ------------    ------------
                                                                       ($ in thousands)
Current liabilities:
    Current portion of long-term debt                            $      5,335    $      5,335
    Income taxes payable                                                4,334             517
    Accounts payable                                                   39,634          29,909
    Accrued liabilities                                                49,550          51,731
    Deferred revenues                                                   1,487           4,073
                                                                 ------------    ------------

           Total current liabilities                                  100,340          91,565
                                                                 ------------    ------------

Long-term debt - less current portion                                 305,188         316,272
Deferred income taxes                                                  90,522          92,794
Other long-term liabilities                                            12,990          12,730
                                                                 ------------    ------------

                                                                      408,700         421,796
                                                                 ------------    ------------

Contingencies and commitments                                              --              --

Stockholders' equity:
    Preferred stock, $1.00 par value per share.  Authorized
       20,000,000 shares                                                   --              --
    Common stock, $.10 par value per share.  Authorized
       60,000,000 shares, issued 30,907,000 shares                      3,091           3,091
    Additional paid-in capital                                        175,530         175,231
    Accumulated other comprehensive income                               (216)           (317)
    Retained earnings                                                 174,562         168,495
                                                                 ------------    ------------
                                                                      352,967         346,500
    Less cost of 6,394,000 shares in treasury (6,383,000 at
       December 31, 1999)                                             106,800         106,464
                                                                 ------------    ------------

                                                                      246,167         240,036
                                                                 ------------    ------------

                                                                 $    755,207    $    753,397
                                                                 ============    ============






            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                                     Three months ended
                                                                                          March 31,
                                                                                  -------------------------
                                                                                     2000            1999
                                                                                  ---------       ---------
                                                                                    ($ in thousands, except
                                                                                       per share amounts)
 Revenues:
    Marine transportation                                                         $ 107,502       $  57,729
    Diesel engine services                                                           18,954          20,752
                                                                                  ---------       ---------

                                                                                    126,456          78,481
                                                                                  ---------       ---------
Costs and expenses:
    Costs of sales and operating expenses                                            81,533          52,938
    Selling, general and administrative                                              15,171           9,239
    Taxes, other than on income                                                       2,575           1,725
    Depreciation and amortization                                                    11,761           6,680
                                                                                  ---------       ---------

                                                                                    111,040          70,582
                                                                                  ---------       ---------

        Operating income                                                             15,416           7,899
Equity in earnings of marine affiliates                                                 837             881
Other (expense) income                                                                 (107)            187
Interest expense                                                                     (5,863)         (2,545)
                                                                                  ---------       ---------

        Earnings before taxes on income                                              10,283           6,422
Provision for taxes on income                                                        (4,216)         (2,421)
                                                                                  ---------       ---------

        Net earnings                                                              $   6,067       $   4,001
                                                                                  =========       =========

Net earnings per share of common stock:
    Basic                                                                         $     .25       $     .20
                                                                                  =========       =========
    Diluted                                                                       $     .25       $     .20
                                                                                  =========       =========











            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                Three months ended March 31,
                                                                                ----------------------------
                                                                                   2000               1999
                                                                                ---------          ---------
                                                                                      ($ in thousands)
Cash flows from operating activities:
  Net earnings                                                                  $   6,067         $   4,001
  Adjustments to reconcile net earnings to net cash provided by operations:
    Depreciation and amortization                                                  11,761             6,680
    Provision for deferred income taxes                                               398               754
    Equity in earnings of marine affiliates, net of distributions and
     contributions                                                                     38              (195)
    Other                                                                             387              (105)
    Increase in cash flows resulting from changes in operating
     working capital                                                                5,628            13,292
                                                                                ---------         ---------
      Net cash provided by operating activities                                    24,279            24,427
                                                                                ---------         ---------

Cash flows from investing activities:
  Proceeds from sale and maturities of investments                                  2,277               500
  Purchase of investments                                                              --              (439)
  Capital expenditures                                                            (13,311)           (5,457)
  Proceeds from disposition of assets                                               1,869               636
  Other                                                                               (40)               --
                                                                                ---------         ---------
      Net cash used in investing activities                                        (9,205)           (4,760)
                                                                                ---------         ---------

Cash flows from financing activities:
  Payments on bank revolving credit agreements, net                               (11,000)           (8,500)
  Payments on long-term debt                                                          (84)              (83)
  Purchase of treasury stock                                                       (1,879)          (11,429)
  Other                                                                              (159)              130
                                                                                ---------         ---------
      Net cash used  in financing activities                                      (13,122)          (19,882)
                                                                                ---------         ---------
      Increase (decrease) in cash and cash equivalents                              1,952              (215)

Cash and cash equivalents, beginning of year                                        3,571               861
                                                                                ---------         ---------
Cash and cash equivalents, end of period                                        $   5,523         $     646
                                                                                =========         =========
Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                                                    $   3,915         $     343
    Income taxes                                                                $      28         $     879







            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


         In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999, and the results of operations for the three months ended March 31, 2000 and 1999.

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

(2)      ACQUISITION

         On October 12, 1999, the Company completed the acquisition of Hollywood Marine, Inc. ("Hollywood"), by means of a merger of Hollywood into Kirby Inland Marine, Inc., a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, the Company acquired Hollywood for an aggregate consideration (before post-closing adjustments) of $320,788,000, consisting of $89,586,000 in common stock (4,384,000 shares at $20.44 per share), $128,658,000 in cash, the assumption and refinancing of $99,185,000 of Hollywood's existing debt and $3,359,000 of merger costs. A final post-closing working capital adjustment was completed on February 29, 2000 for an additional $1,802,000 in common stock (88,178 shares at $20.44 per share). The final total purchase consideration for the Hollywood acquisition was $322,590,000. C. Berdon Lawrence was the principal shareholder of Hollywood. Hollywood's operations were included as part of the Company's operations effective October 12, 1999 in accordance with the purchase method of accounting. Goodwill is amortized over 30 years.

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

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2)      ACQUISITION - (Continued)

         The following unaudited pro forma combined financial information for the three months ended March 31, 1999 is based on historical financial information of the Company and Hollywood. The financial information assumes the merger was completed as of the beginning of the year indicated. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the merger been consummated at the beginning of the year indicated, nor is the information indicative of the future results of operations (in thousands, except per share amounts):


                                                                                          Three months
                                                                                      ended March 31, 1999
                                                                                      --------------------
Revenues                                                                                   $   118,912
Earnings before taxes on income                                                            $     7,633
Net earnings                                                                               $     4,340
Net earnings per share of common stock -- diluted                                          $       .17


(3)      ADOPTION OF ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. With the issuance of SFAS No. 137, SFAS No. 133 is now effective for all quarters of fiscal years beginnings after June 15, 2000. SFAS No. 133 is effective for the Company's year ending December 31, 2001 and is not expected to have a material effect on the Company's financial position or results of operations.

(4)      COMPREHENSIVE INCOME

         The Company's total comprehensive income for the three months ended March 31, 2000 and 1999 were as follows (in thousands):



                                                                                      Three months ended March 31,
                                                                                      ----------------------------
                                                                                        2000               1999
                                                                                      ---------          ---------
Net earnings                                                                          $   6,067          $   4,001
Other comprehensive income (loss), net of tax                                               101               (338)
                                                                                      ---------          ---------

         Total comprehensive income                                                   $   6,168          $   3,663
                                                                                      =========          =========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)


(5)      SEGMENT INFORMATION

         The following table sets forth the Company's revenues and profit (loss) by reportable segment for the three months ended March 31, 2000 and 1999 and total assets as of March 31, 2000 and December 31, 1999 (in thousands):



                                                                                            Three months ended March 31,
                                                                                            ----------------------------
                                                                                                2000              1999
                                                                                            -----------       ----------
Revenues:
     Marine transportation                                                                   $  107,502       $   57,729
     Diesel engine services                                                                      18,954           20,752
                                                                                             ----------       ----------
                                                                                             $  126,456       $   78,481
                                                                                             ==========       ==========

Segment profit (loss):
     Marine transportation                                                                   $   15,030       $    6,903
     Diesel engine services                                                                       2,037            2,117
     Other                                                                                       (6,784)          (2,598)
                                                                                             ----------       ----------
                                                                                             $   10,283       $    6,422
                                                                                             ==========       ==========

                                                                                               March 31,     December 31,
                                                                                                 2000             1999
                                                                                             ----------       ----------
Total assets:
     Marine transportation                                                                   $  676,640       $  673,882
     Diesel engine services                                                                      36,865           32,890
     Other                                                                                       41,702           46,625
                                                                                             ----------       ----------
                                                                                             $  755,207       $  753,397
                                                                                             ==========       ==========



         The following table presents the details of "Other" segment profit
(loss) for the three months ended March 31, 2000 and 1999 (in thousands):


                                                                                            Three months ended March 31,
                                                                                            ----------------------------
                                                                                                2000              1999
                                                                                            ----------        ----------
General corporate expenses                                                                   $   (1,651)      $   (1,121)
Interest expense                                                                                 (5,863)          (2,545)
Equity in earnings of marine affiliates                                                             837              881
Other (expense) income                                                                             (107)             187
                                                                                             ----------       ----------
                                                                                             $   (6,784)      $   (2,598)
                                                                                             ==========       ==========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)



(5)      SEGMENT INFORMATION - (Continued)

         The following table presents the details of "Other" total assets as of March 31, 2000 and December 31, 1999 (in thousands):



                                                                                             March 31,          December 31,
                                                                                               2000                 1999
                                                                                             ----------          ----------
General corporate assets                                                                     $   26,758          $   31,684
Investments in affiliates                                                                        14,944              14,941
                                                                                             ----------          ----------
                                                                                             $   41,702          $   46,625
                                                                                             ==========          ==========

(6)      TAXES ON INCOME

         Details of the provision for taxes on income for the three months ended March 31, 2000 and 1999 were as follows (in thousands):


                                                                                                      Three months ended
                                                                                                          March 31,
                                                                                               ------------------------------
                                                                                                   2000                1999
                                                                                               ----------          ----------
Provision for taxes on income:
       Current                                                                                 $    3,503          $    1,406
       Deferred                                                                                       423                 754
       State and local                                                                                290                 261
                                                                                               ----------          ----------
                                                                                               $    4,216          $    2,421
                                                                                               ==========          ==========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)


(7)      EARNINGS PER SHARE

         The following table presents the components of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 (in thousands, except per share amounts):



                                                                                                        Three months ended
                                                                                                            March 31,
                                                                                                   ---------------------------
                                                                                                      2000            1999
                                                                                                   ----------       ----------
                                                                                                     (in thousands, except
                                                                                                        per share amounts)

Net earnings                                                                                       $    6,067       $    4,001
                                                                                                   ==========       ==========

Basic earnings per share:
Weighted average number of common shares outstanding                                                   24,493           20,341
                                                                                                   ==========       ==========

     Basic earnings per share                                                                      $      .25       $      .20
                                                                                                   ==========       ==========

Diluted earnings per share:
Weighted average number of common shares outstanding                                                   24,493           20,341
Dilutive shares applicable to stock options                                                               101              106
                                                                                                   ----------       ----------

     Shares applicable to diluted earnings                                                             24,594           20,447
                                                                                                   ==========       ==========

     Diluted earnings per share                                                                    $      .25       $      .20
                                                                                                   ==========       ==========

         Certain outstanding options to purchase approximately 1.0 million and
1.2 million shares of common stock were outstanding at March 31, 2000 and March 31, 1999, respectively. Such options were excluded in the computation of diluted earnings per share because they would have been antidilutive.

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

         The Company, through its subsidiaries, is a provider of marine transportation services, operating a fleet of 774 inland tank barges, with 14.0 million barrels of capacity, and 229 inland towing vessels, transporting industrial chemicals and petrochemicals, refined petroleum products, black oil and agricultural chemicals along the United States inland waterways. The Company's marine transportation operation also includes one offshore dry-bulk barge and tug unit. The Company serves as managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The Company also serves as the managing partner of a 50% owned offshore marine partnership, consisting of one dry-bulk barge and tug unit, which is currently in lay-up and is for sale. The partnerships are accounted for under the equity method of accounting.

         The Company, through its subsidiaries, is also a provider of diesel engine services, engaged in the overhaul and servicing of large medium-speed diesel engines employed in marine, power generation and rail applications. The Company's diesel engine services operation is divided into three subsidiaries organized around the markets they serve: Marine Systems, an authorized dealer for EMD; Rail Systems, an exclusive EMD distributor of aftermarket parts to shortline and industrial railroads; and Engine Systems, an authorized EMD distributor for 17 eastern states and the Caribbean, and the exclusive worldwide distributor for EMD to the nuclear industry.

         On October 12, 1999, the Company completed the acquisition of Hollywood by means of a merger of Hollywood into Kirby Inland Marine, Inc., a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, the Company acquired Hollywood for an aggregate consideration of $322,590,000, including post-closing adjustments. Hollywood's operations were included as part of the Company operations effective October 12, 1999 in accordance with the purchase method of accounting.

RESULTS OF OPERATIONS

         The Company reported net earnings of $6,067,000, or $.25 per share, on revenues of $126,456,000 for the 2000 first quarter, compared with net earnings of $4,001,000, or $.20 per share, on revenues of $78,481,000 for the 1999 first quarter.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

         For purposes of this Management's Discussion, all earnings per share are "Diluted earnings per share." The weighted average number of common shares for the 2000 and 1999 first quarter were 24,594,000 and 20,447,000, respectively. The increase in the weighted average number of common shares for the 2000 first quarter compared with the 1999 first quarter primarily reflected the issuance of common stock associated with the acquisition of Hollywood in October 1999.

         The following table sets forth the Company's revenues and percentage of such revenues for the three months ended March 31, 2000 compared with the three months ended March 31, 1999 (dollars in thousands):



                                          Three months ended March 31,
                            ---------------------------------------------------------
                                       2000                            1999                   Increase (decrease)
                            -------------------------       -------------------------       -------------------------
                              Amounts            %            Amounts           %             Amounts            %
                            ---------       ---------       ---------       ---------       ---------       ---------
Revenues:
 Marine transportation      $ 107,502              85%      $  57,729              74%      $  49,773              86%
 Diesel engine services        18,954              15          20,752              26          (1,798)             (9)
                            ---------       ---------       ---------       ---------       ---------       ---------

                            $ 126,456             100%      $  78,481             100%      $  47,975              61%
                            =========       =========       =========       =========       =========       =========


         Revenues for the marine transportation segment increased 86% for the 2000 first quarter compared with the 1999 first quarter, primarily due to the acquisition of Hollywood in October 1999. In the 2000 first quarter, chemical, petrochemical and black oil movements were strong. Refined products and fertilizer movements to the Midwest were unseasonably strong, with the slower part of the season normally occurring during the first and fourth quarters. The strong refined products movements were the result of low Midwest inventory levels and favorable price differentials between the Gulf Coast and Chicago. The stronger than normal fertilizer movements were the result of low inventory levels in the Midwest terminals.

         During the 2000 first quarter, revenues reflected a modest continual upward trend in spot market rates and contract renewals were generally at modestly higher rates. The marine transportation segment operates under long-term contracts, short-term contracts and spot transactions for movements of liquid products. During the 2000 first quarter, approximately 70% of movements were under term contracts and 30% were spot transactions, compared with the 1999 first quarter when approximately 75% of movements were under term contracts and 25% were spot transactions.

         The 2000 first quarter was negatively impacted by weather, but, not to the degree as the first quarter of 1999. Low water conditions on the Mississippi, Ohio and Illinois Rivers through mid-February 2000 resulted in longer transit times and restricted drafts for upriver movements, both of which negatively impacted revenues.

         For the 1999 first quarter, chemical and petrochemical movements were strong, while refined product movements and fertilizer movements were seasonably soft. Spot market rates reflected modest

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

increases and contracts were generally renewed at modestly higher rates. However, the effect of the rate increases was offset by navigational delays (weather, locks and other restrictions), which lowered the 1999 first quarter's revenues due to increased transit times.

           The diesel engine services segment's revenues for the 2000 first quarter decreased 9% compared with the segment's 1999 first quarter revenues, as the prior year first quarter included accelerated service demands from certain Midwest and East Coast customers. For the 2000 first quarter, the segment benefited from the slowly mending Gulf Coast oil and gas services sector, a strong inland river market and a strong nuclear market. During the 1999 first quarter, the Gulf Coast oil and gas services sector was weak, however, the Gulf Coast mechanics were dispatched to the Midwest and the East Coast to meet the accelerated service demands noted above.

         The following table sets forth the costs and expenses and percentage of each for the three months ended March 31, 2000 compared with the three months ended March 31, 1999 (dollars in thousands):



                                                        Three months ended March 31,
                                           -----------------------------------------------------
                                                    2000                          1999                   Increase (decrease)
                                           -----------------------       -----------------------       -----------------------
                                            Amounts           %            Amounts         %            Amounts          %
                                           --------       --------       --------       --------       --------       --------
Costs and expenses
Costs of sales and operating expenses      $ 81,533             73%      $ 52,938             75%      $ 28,595             54%
Selling, general and administrative          15,171             14          9,239             13          5,932             64
Taxes, other than on income                   2,575              2          1,725              2            850             49
Depreciation and amortization                11,761             11          6,680             10          5,081             76
                                           --------       --------       --------       --------       --------       --------
                                           $111,040            100%      $ 70,582            100%      $ 40,458             57%
                                           ========       ========       ========       ========       ========       ========


         Total costs and expenses, excluding interest expense, for the 2000 first quarter increased 57% compared with the 1999 first quarter. The 2000 first quarter costs and expenses included the expenses of Hollywood. In addition, the 2000 first quarter reflected higher equipment costs, labor, health and welfare costs.

         The 2000 first quarter costs and expenses also reflected higher fuel costs, with the average price per gallon consumed 36 cents higher than the average price per gallon consumed during the 1999 first quarter. As stated above, both the 2000 and the 1999 first quarters were negatively impacted by weather conditions, which decreased revenues and increased operating expenses. Ice conditions, and low and high water conditions require additional horsepower to complete movements, additional fuel and other variable expenses associated with longer transit times.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

         The following tables set forth the operating income and operating margins by segment for the three months ended March 31, 2000 compared with the three months ended March 31, 1999 (dollars in thousands):



                                             Three months ended March 31,
                            ------------------------------------------------------------
                                         2000                             1999
                            ------------------------------   ---------------------------
                            Operating                        Operating                          Increase (decrease)
                             income            Operating       income         Operating     -------------------------
                             (loss)              margin        (loss)           margin        Amounts            %
                            ---------          ----------    ---------         ---------    ---------       ---------

Marine transportation       $  15,030            14.0%      $   6,903            12.0%      $   8,127             118%
Diesel engine services          2,037            10.7%          2,117            10.2%            (80)             (4)%
Corporate                      (1,651)                         (1,121)                           (530)            (47)%
                            ---------                       ---------                       ---------       ---------
                            $  15,416                       $   7,899                       $   7,517              95%
                            =========                       =========                       =========       =========


         The following table sets forth the equity in earnings of affiliates, other expense and income, and interest expense for the three months ended March 31, 2000 compared with the three months ended March 31, 1999 (dollars in thousands):



                                             Three months ended March 31,            Increase (decrease)
                                             ---------------------------        ---------------------------
                                                2000              1999           Amount              %
                                             --------           --------        --------          ---------
Equity in earnings of marine affiliates      $    837           $    881       $    (44)                (5)%
Other (expense) income                       $   (107)          $    187       $   (294)              (157)%
Interest expense                             $ (5,863)          $ (2,545)      $  3,318                130%


         Other expense of $107,000 for the 2000 first quarter reflected investment income, a net gain on disposition of assets and the recording of minority interest from approximately 25 inland tank barges in partnerships acquired with the Hollywood acquisition. During the 2000 first quarter, the Company sold three inland towboats and six single-skin tank barges for a $49,000 net gain, which generated $1,869,000 of cash. Other income of $187,000 for the 1999 first quarter was primarily from investment income.

         The 130% increase in interest expense for the 2000 first quarter over the 1999 first quarter primarily reflected interest expense on the borrowings to finance the Hollywood acquisition. The average debt and average interest rate for the 2000 first quarter was $316,359,000 and 7.33%, compared with $135,800,000 and 7.23% for the 1999 first quarter, respectively.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet

         Total assets as of March 31, 2000 were $755,207,000, compared with $753,397,000 as of December 31, 1999. The following table sets forth the significant components of the balance sheet as of March 31, 2000 compared with December 31, 1999 (dollars in thousands):



                                                                             Increase (decrease)
                                           March 31,    December 31,     -------------------------
                                             2000           1999            Amount           %
                                           ---------      ---------      ---------       ---------
Assets:
   Current assets                          $ 124,902      $ 122,823      $   2,079               2%
   Property and equipment, net               452,661        451,851            810              --
   Investments in marine affiliates           14,944         14,941              3              --
   Goodwill, net                             160,577        161,095           (518)             --
   Other assets                                2,123          2,687           (564)            (21)
                                           ---------      ---------      ---------       ---------
                                           $ 755,207      $ 753,397      $   1,810              --%
                                           =========      =========      =========       =========

Liabilities and stockholders' equity:
   Current liabilities                     $ 100,340      $  91,565      $   8,775              10%
   Long-term debt                            305,188        316,272        (11,084)             (4)
   Deferred taxes                             90,522         92,794         (2,272)             (2)
   Other long-term liabilities                12,990         12,730            260               2
   Stockholders' equity                      246,167        240,036          6,131               3
                                           ---------      ---------      ---------       ---------
                                           $ 755,207      $ 753,397      $   1,810              --%
                                           =========      =========      =========       =========

         Working capital as of March 31, 2000 totaled $24,562,000 compared with $31,258,000 as December 31, 1999. The decrease was primarily attributable to 33% increase in accounts payable, partially offset by a 6% increase in trade accounts receivable. The increase in accounts payable is primarily due to increased shipyard activity during the 2000 first quarter versus the 1999 fourth quarter. The increase in trade accounts receivable was driven by higher marine transportation and diesel engine services revenues in the 2000 first quarter versus the 1999 fourth quarter.

         Long-term debt, less current portion, decreased 4% during the 2000 first quarter, reflecting the payment of $11,084,000 of long-term debt, the result of the favorable cash flow provided by operating activities during the quarter, discussed below under Liquidity.

         Stockholders' equity as of March 31, 2000 increased 3% during the 2000 first quarter, primarily reflecting the Company's net earnings of $6,067,000, the issuance of $1,802,000 of common stock as a final post-closing adjustment of the Hollywood acquisition and the repurchase of $1,879,000 of common stock by the Company.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Merger Related Charge - 1999

         In connection with the acquisition of Hollywood, the Company recorded $4,502,000 of pre-tax merger related charges to combine the acquired operations with those of the Company. The cash portion of the merger related charges totaled $3,248,000. The components of the cash charge incurred, the actual cash payments made, and the accrued balances at March 31, 2000 are as follows (in thousands):



                                              Total cash       Paid in        Paid in           Accrued
                                                portion          1999           2000          at 3/31/00
                                              ----------      ----------      ----------      ----------
Severance for Company employees               $    1,555      $       13      $      242      $    1,300
Exit of insurance mutual                             870              --             870              --
Corporate headquarters lease abandonment             823             106             117             600
                                              ----------      ----------      ----------      ----------
                                              $    3,248      $      119      $    1,229      $    1,900
                                              ==========      ==========      ==========      ==========

         The Company expects that the accrued severance remaining will be paid by the end of 2000. The duplicate facilities reserve remaining is expected to be paid throughout the lease term which expires in August 2003.

Capital Expenditures

         During the 2000 first quarter and the 1999 first quarter, the Company purchased no new or existing marine transportation equipment. The capital expenditures for the 2000 first quarter of $13,311,000 and for the 1999 first quarter of $5,457,000 were primarily for upgrading the Company's existing marine transportation fleet. As of March 31, 2000, the Company had no material commitments for capital expenditures.

Treasury Stock Purchases

         During the 2000 first quarter, the Company purchased in the open market 103,000 shares of common stock at a total purchase price of $1,879,000, for an average price of $18.24 per share. As of May 9, 2000, the Company had 2,259,000 shares available under its repurchase authorization. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Liquidity

         The Company generated net cash provided by operating activities of $24,279,000 and $24,427,000 for the three months ended March 31, 2000 and 1999, respectively. Both comparable quarters were positively impacted by favorable cash flow from working capital, $5,628,000 for the 2000 first quarter and $13,292,000 for the 1999 first quarter.

         Funds generated are available for acquisitions of core businesses, capital construction projects, treasury stock repurchases, repayment of borrowings associated with each of the above, and for other operating requirements. In addition to its net cash flow provided by operating activities, the Company also has available as of May 9, 2000, $93,500,000 under its $100,000,000 revolving credit agreement, $5,000,000 under its $200,000,000 senior credit facility and $121,000,000 under its medium term note program. The Company's scheduled principal payments during the next 12 months are $50,335,000. On June 1, 2000, $45,000,000 of the Company's medium term notes mature. These notes were classified as long-term at March 31, 2000 and December 31, 1999, as the Company has the ability and the intent to refinance the notes on a long-term basis through available credit facilities.

         During the last three months, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel, can be passed through to its customers. The repair portion of the diesel engine services segment is based on prevailing current market rates.

         The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Since 1989, the Company has not paid any dividends on its common stock.

Accounting Standards

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. With the issuance of SFAS No. 137, SFAS No. 133 is now effective for all quarters of fiscal years beginnings after June 15, 2000. SFAS No. 133 is effective for the Company's year ending December 31, 2001 and is not expected to have a material effect on the Company's financial position or results of operations

YEAR 2000

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

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         For a detailed explanation of the material pending legal proceedings against the Company, please refer to the Form 10-K for the year ended December 31, 1999.

Item 4.  Results of Votes of Security Holders

(a)      The Registrant held its Annual Meeting of Stockholders on April 18,
         2000.

(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees were elected.

         Directors elected were Philip J. Burguieres, C. Sean Day, Bob G. Gower, William M. Lamont, Jr., C. Berdon Lawrence, George A. Peterkin, Jr., J.
         H. Pyne and Robert G. Stone, Jr. No other directors previously in office continued as a director or continued in office after the meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27.0     Financial Data Schedule.

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed for the three months ended March 31, 2000.


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

                                        KIRBY CORPORATION
                                        (Registrant)

                                        By:  /s/  G. STEPHEN HOLCOMB
                                             ---------------------------------
                                             G. Stephen Holcomb
                                             Vice President and Controller

Dated:  May 9, 2000

                                 EXHIBIT INDEX




Exhibit              Description
-------              -----------
27.0                 Financial Data Schedule