Form 10-Q
period 2000-06-30
KIRBY CORP
filed 2000-08-07
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

              [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2000

              [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number        1-7615

                                Kirby Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                                   74-1884980
----------------------------------------       ---------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

 55 Waugh Drive, Suite 1000, Houston, TX                    77007
----------------------------------------       ---------------------------------
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

                   Yes [X]                            No [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on August 7, 2000 was 24,506,370.

                         PART 1 - FINANCIAL INFORMATION

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                                           June 30,      December 31,
                                                             2000            1999
                                                           --------      ------------
                                                               ($ in thousands)
Current assets:
     Cash and cash equivalents                             $  4,106        $  3,571
     Available-for-sale securities                            9,850          13,091
     Accounts receivable:
       Trade - less allowance for doubtful accounts          90,850          71,755
       Insurance claims and other                             9,586           6,637
     Inventory - finished goods                              11,758          13,127
     Prepaid expenses                                         7,874           9,684
     Deferred income taxes                                    3,360           4,958
                                                           --------        --------

         Total current assets                               137,384         122,823
                                                           --------        --------


Property and equipment                                      706,539         688,555
     Less accumulated depreciation                          249,452         236,704
                                                           --------        --------

                                                            457,087         451,851
                                                           --------        --------


Investment in marine affiliates                              13,237          14,941
Goodwill - less accumulated amortization                    159,146         161,095
Other assets                                                  1,801           2,687
                                                           --------        --------

                                                           $768,655        $753,397
                                                           ========        ========


            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    June 30,        December 31,
                                                                     2000              1999
                                                                   ---------        ------------
                                                                        ($ in thousands)
Current liabilities:
    Current portion of long-term debt                              $   5,335         $   5,335
    Income taxes payable                                                  83               517
    Accounts payable                                                  40,140            29,909
    Accrued liabilities                                               46,291            51,731
    Deferred revenues                                                  3,469             4,073
                                                                   ---------         ---------

           Total current liabilities                                  95,318            91,565
                                                                   ---------         ---------

Long-term debt - less current portion                                313,604           316,272
Deferred income taxes                                                 90,580            92,794
Other long-term liabilities                                           13,308            12,730
                                                                   ---------         ---------

                                                                     417,492           421,796
                                                                   ---------         ---------

Contingencies and commitments                                             --                --

Stockholders' equity:
    Preferred stock, $1.00 par value per share.  Authorized
       20,000,000 shares                                                  --                --
    Common stock, $.10 par value per share.  Authorized
       60,000,000 shares, issued 30,907,000 shares                     3,091             3,091
    Additional paid-in capital                                       175,553           175,231
    Accumulated other comprehensive income                              (123)             (317)
    Retained earnings                                                184,442           168,495
                                                                   ---------         ---------
                                                                     362,963           346,500
    Less cost of 6,402,000 shares in treasury (6,383,000 at
       December 31, 1999)                                            107,118           106,464
                                                                   ---------         ---------

                                                                     255,845           240,036
                                                                   ---------         ---------

                                                                   $ 768,655         $ 753,397
                                                                   =========         =========


            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                                Three months ended             Six months ended
                                                      June 30,                     June 30,
                                              ------------------------      ------------------------
                                                2000           1999           2000           1999
                                              ---------      ---------      ---------      ---------
                                                      ($ in thousands, except per share amounts)
 Revenues:
    Marine transportation                     $ 111,940      $  63,672      $ 219,442      $ 121,401
    Diesel engine services                       18,268         20,383         37,222         41,135
                                              ---------      ---------      ---------      ---------

                                                130,208         84,055        256,664        162,536
                                              ---------      ---------      ---------      ---------

Costs and expenses:
    Costs of sales and operating expenses        79,833         54,157        161,366        107,095

    Selling, general and administrative          14,726          8,661         29,897         17,900

    Taxes, other than on income                   2,437          1,964          5,012          3,689

    Depreciation and amortization                11,754          6,829         23,515         13,509

    Merger related charge                           482             --            482             --
                                              ---------      ---------      ---------      ---------

                                                109,232         71,611        220,272        142,193
                                              ---------      ---------      ---------      ---------

        Operating income                         20,976         12,444         36,392         20,343

Equity in earnings of marine affiliates             804            609          1,641          1,490

Gain on disposition of assets                     1,019              3          1,068             35

Other (expense) income                              (95)           191           (251)           346

Interest expense                                 (5,964)        (2,569)       (11,827)        (5,114)
                                              ---------      ---------      ---------      ---------


        Earnings before taxes on income          16,740         10,678         27,023         17,100

Provision for taxes on income                    (6,860)        (4,076)       (11,076)        (6,497)
                                              ---------      ---------      ---------      ---------

        Net earnings                          $   9,880      $   6,602      $  15,947      $  10,603
                                              =========      =========      =========      =========

Net earnings per share of common stock:

    Basic                                     $     .40      $     .33      $     .65      $     .52
                                              =========      =========      =========      =========
    Diluted                                   $     .40      $     .33      $     .65      $     .52
                                              =========      =========      =========      =========


            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    Six months ended June 30,
                                                                                    -------------------------
                                                                                      2000             1999
                                                                                    --------         --------
                                                                                         ($ in thousands)
Cash flows from operating activities:
  Net earnings                                                                      $ 15,947         $ 10,603
  Adjustments to reconcile net earnings to net cash provided by operations:
    Depreciation and amortization                                                     23,515           13,509
    Provision for deferred income taxes                                                  574            1,249
    Equity in earnings of marine affiliates, net of distributions and
     contributions                                                                     1,744             (299)
    Gain on disposition of assets                                                     (1,068)             (35)
    Merger related charge, net of cash expenditures                                      482               --
    Other                                                                                740               26
    Increase (decrease) in cash flows resulting from changes in operating
     working capital                                                                 (14,545)           7,466
                                                                                    --------         --------
      Net cash provided by operating activities                                       27,389           32,519
                                                                                    --------         --------

Cash flows from investing activities:

  Proceeds from sale and maturities of investments                                     3,510            2,528
  Capital expenditures                                                               (28,102)          (9,382)
  Proceeds from disposition of assets                                                  2,994              645
  Other                                                                                  (40)              --
                                                                                    --------         --------
      Net cash used in investing activities                                          (21,638)          (6,209)
                                                                                    --------         --------

Cash flows from financing activities:

  Borrowing (payments) on bank revolving credit agreements, net                       47,500           (9,500)
  Payments on long-term debt                                                         (50,168)          (5,083)
  Purchase of treasury stock                                                          (2,715)         (11,838)
  Other                                                                                  167              132
                                                                                    --------         --------
      Net cash used  in financing activities                                          (5,216)         (26,289)
                                                                                    --------         --------
      Increase in cash and cash equivalents                                              535               21

Cash and cash equivalents, beginning of year                                           3,571              861
                                                                                    --------         --------
Cash and cash equivalents, end of period                                            $  4,106         $    882
                                                                                    ========         ========

Supplemental disclosures of cash flow information: Cash paid during the period:

    Interest                                                                        $ 12,291         $  4,886
    Income taxes                                                                    $ 13,208         $  6,043


            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

         In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999, and the results of operations for the three months and six months ended June 30, 2000 and 1999.

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

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2)      ACQUISITION - (Continued)

         The following unaudited pro forma combined financial information for the three months and six months ended June 30, 1999 is based on historical financial information of the Company and Hollywood. The financial information assumes the merger was completed as of the beginning of the year indicated. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the merger been consummated at the beginning of the year indicated, nor is the information indicative of the future results of operations (in thousands, except per share amounts):

                                                             Three months                  Six months
                                                          ended June 30, 1999         ended June 30, 1999
                                                          -------------------         -------------------
Revenues                                                        $125,013                    $243,925
Earnings before taxes on income                                 $ 12,103                    $ 19,736
Net earnings                                                    $  7,064                    $ 11,404
Net earnings per share of common stock -- diluted               $    .29                    $    .46


(3)      ADOPTION OF ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. With the issuance of SFAS No. 137, SFAS No. 133 is now effective for all quarters of fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133, as amended, in the first quarter of 2001 and does not expect it to have a material effect on the Company's financial position or results of operations.

(4)      COMPREHENSIVE INCOME

         The Company's total comprehensive income for the three months and six months ended June 30, 2000 and 1999 were as follows (in thousands):

                                             Three months ended                Six months ended
                                                   June 30,                         June 30,
                                           ------------------------         ------------------------
                                             2000            1999             2000            1999
                                           --------        --------         --------        --------
Net earnings                               $  9,880        $  6,602         $ 15,947        $ 10,603
Other comprehensive income (loss),
     net of tax                                  93            (241)             194            (579)
                                           --------        --------         --------        --------

         Total comprehensive income        $  9,973        $  6,361         $ 16,141        $ 10,024
                                           ========        ========         ========        ========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5)      SEGMENT INFORMATION

         The following tables set forth the Company's revenues and profit (loss) by reportable segment for the three months and six months ended June 30, 2000 and 1999 and total assets as of June 30, 2000 and December 31, 1999 (in thousands):

                                       Three months ended                   Six months ended
                                            June 30,                           June 30,
                                   ---------------------------         ---------------------------
                                      2000              1999              2000              1999
                                   ---------         ---------         ---------         ---------
Revenues:
     Marine transportation         $ 111,940         $  63,672         $ 219,442         $ 121,401
     Diesel engine services           18,268            20,383            37,222            41,135
                                   ---------         ---------         ---------         ---------
                                   $ 130,208         $  84,055         $ 256,664         $ 162,536
                                   =========         =========         =========         =========

Segment profit (loss):
     Marine transportation         $  21,350         $  11,415         $  36,380         $  18,318
     Diesel engine services            1,945             2,164             3,982             4,281
     Other                            (6,555)           (2,901)          (13,339)           (5,499)
                                   ---------         ---------         ---------         ---------
                                   $  16,740         $  10,678         $  27,023         $  17,100
                                   =========         =========         =========         =========

                                                                        June 30,       December 31,
                                                                          2000            1999
                                                                       --------       ------------
Total assets:
     Marine transportation                                             $692,841        $673,882
     Diesel engine services                                              34,140          32,890
     Other                                                               41,674          46,625
                                                                       --------        --------
                                                                       $768,655        $753,397
                                                                       ========        ========


         The following table presents the details of "Other" segment profit
(loss) for the three months and six months ended June 30, 2000 and 1999 (in thousands):

                                           Three months ended                 Six months ended
                                                 June 30,                         June 30,
                                        -------------------------         -------------------------
                                          2000             1999             2000             1999
                                        --------         --------         --------         --------
General corporate expenses              $ (1,837)        $ (1,135)        $ (3,488)        $ (2,256)
Interest expense                          (5,964)          (2,569)         (11,827)          (5,114)
Equity in earnings of affiliates             804              609            1,641            1,490
Gain on disposition of assets              1,019                3            1,068               35
Merger related charge                       (482)              --             (482)              --
Other                                        (95)             191             (251)             346
                                        --------         --------         --------         --------
                                        $ (6,555)        $ (2,901)        $(13,339)        $ (5,499)
                                        ========         ========         ========         ========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5)      SEGMENT INFORMATION - (Continued)

         The following table presents the details of "Other" total assets as of June 30, 2000 and December 31, 1999 (in thousands):

                                                                    June 30,     December 31,
                                                                      2000           1999
                                                                    -------      ------------
General corporate assets                                            $28,437        $31,684
Investment in marine affiliates                                      13,237         14,941
                                                                    -------        -------
                                                                    $41,674        $46,625
                                                                    =======        =======

(6)      TAXES ON INCOME

         Details of the provision for taxes on income for the three months and six months ended June 30, 2000 and 1999 were as follows (in thousands):

                                        Three months ended            Six months ended
                                             June 30,                     June 30,
                                      ----------------------        ----------------------
                                        2000           1999           2000           1999
                                      -------        -------        -------        -------
Provision for taxes on income:
       Current                        $ 6,226        $ 3,341        $ 9,729        $ 4,747
       Deferred                           201            495            624          1,249
       State and local                    433            240            723            501
                                      -------        -------        -------        -------
                                      $ 6,860        $ 4,076        $11,076        $ 6,497
                                      =======        =======        =======        =======

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7)      EARNINGS PER SHARE

         The following table presents the components of basic and diluted earnings per share for the three months and six months ended June 30, 2000 and 1999 (in thousands, except per share amounts):

                                                              Three months ended            Six months ended
                                                                   June 30,                      June 30,
                                                            ----------------------        ----------------------
                                                              2000           1999           2000           1999
                                                            -------        -------        -------        -------
Net earnings                                                $ 9,880        $ 6,602        $15,947        $10,603
                                                            =======        =======        =======        =======

Basic earnings per share:
Weighted average number of common shares outstanding         24,524         20,103         24,509         20,230
                                                            =======        =======        =======        =======

     Basic earnings per share                               $   .40        $   .33        $   .65        $   .52
                                                            =======        =======        =======        =======

Diluted earnings per share:
Weighted average number of common shares outstanding         24,524         20,103         24,509         20,230
Dilutive shares applicable to stock options                     227            117            164            111
                                                            -------        -------        -------        -------

     Shares applicable to diluted earnings                   24,751         20,220         24,673         20,341
                                                            =======        =======        =======        =======

     Diluted earnings per share                             $   .40        $   .33        $   .65        $   .52
                                                            =======        =======        =======        =======

         Certain outstanding options to purchase approximately 77,000 and 970,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2000 and June 30, 1999, respectively, as such options would have been antidilutive.

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

         The Company, through its subsidiaries, is a provider of marine transportation services, operating a fleet of 774 inland tank barges, with 14.0 million barrels of capacity, and 229 inland towing vessels, transporting industrial chemicals and petrochemicals, refined petroleum products, black oil and agricultural chemicals along the United States inland waterways. The Company's marine transportation operation also includes one offshore dry-bulk barge and tug unit. The Company serves as managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The Company also serves as the managing partner of a 50% owned offshore marine partnership, which consisted of one dry-bulk barge and tug unit. The barge and tug unit was sold in June 2000. The partnerships are accounted for under the equity method of accounting.

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

RESULTS OF OPERATIONS

         The Company reported 2000 second quarter net earnings of $9,880,000, or $.40 per share, on revenues of $130,208,000, compared with 1999 second quarter net earnings of $6,602,000, or $.33 per share, on revenues of $84,055,000. Net earnings for the six months ended June 30, 2000 were $15,947,000, or $.65 per share, on revenues of $256,664,000, compared with net earnings of

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS  - (CONTINUED)

$10,603,000, or $.52 per share, on revenues of $162,536,000 for the 1999 first six months.

         For purposes of this Management's Discussion, all earnings per share are "Diluted earnings per share." The weighted average number of common shares for the 2000 and 1999 second quarter were 24,751,000 and 20,220,000, respectively, and for the 2000 and 1999 first six months were 24,673,000 and 20,341,000, respectively. The increase in the weighted average number of common shares for both comparable periods primarily reflected the issuance of common stock associated with the acquisition of Hollywood in October 1999.

         The following table sets forth the Company's revenues and percentage of such revenues for the three months and six months ended June 30, 2000 compared with the three months and six months ended June 30, 1999 (dollars in thousands):

                                                      Three months ended June 30,
                                   -----------------------------------------------------------
                                             2000                               1999                       Increase (decrease)
                                   -------------------------         -------------------------         --------------------------
                                   Amounts              %             Amounts             %            Amounts               %
                                   --------         --------         --------         --------         --------          --------
Revenues:
     Marine transportation         $111,940               86%        $ 63,672               76%        $ 48,268                76%
     Diesel engine services          18,268               14           20,383               24           (2,115)              (10)
                                   --------         --------         --------         --------         --------          --------
                                   $130,208              100%        $ 84,055              100%        $ 46,153                55%
                                   ========         ========         ========         ========         ========          ========


                                                Six months ended June 30,
                              -----------------------------------------------------------
                                        2000                               1999                       Increase (decrease)
                              -------------------------         -------------------------         --------------------------
                              Amounts              %             Amounts             %            Amounts               %
                              --------         --------         --------         --------         --------          --------
Revenues:
Marine transportation         $219,442               85%        $121,401               75%        $ 98,041                81%
Diesel engine services          37,222               15           41,135               25           (3,913)              (10)
                              --------         --------         --------         --------         --------          --------
                              $256,664              100%        $162,536              100%        $ 94,128                58%
                              ========         ========         ========         ========         ========          ========

           Revenues for the marine transportation segment increased 76% for the 2000 second quarter compared with the 1999 second quarter and increased 81% for the 2000 first six months compared with the 1999 first six months, primarily due to the acquisition of Hollywood in October 1999.

           During the 2000 second quarter and first six months, chemical and petrochemical movements were strong. Refined product and fertilizer movements to the Midwest were strong in the 2000 first quarter and seasonably steady in the 2000 second quarter. The strong first quarter refined products movements were the result of low Midwest inventory levels and favorable price differentials between the Gulf Coast and Chicago. The strong first quarter fertilizer movements were the result of low inventory levels in the Midwest terminals. Black oil and pressure products movements were at expected levels for both the 2000 second quarter and first six months.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

           During the 2000 second quarter and first six months, spot market rates continued to trend upward and contract renewals were generally at modestly higher rates. The marine transportation segment operates under long-term contracts, short-term contracts and spot transactions for movements of liquid products. During the 2000 second quarter and 2000 first six months, approximately 70% of movements were under term contracts and 30% were spot transactions. This compares with the 1999 second quarter and first six months when approximately 75% of movements were under term contracts and 25% were spot transactions.

           During the 1999 second quarter and first six months, chemical and petrochemical volumes were solid. Refined product volumes increased in May and June in anticipation of the summer driving season. Liquid fertilizer and ammonia volumes fell below normal spring expectations due to high fertilizer inventory in the Midwest, the result of overproduction of nitrogen in 1999 and 1998, coupled with a 30-year low corn price. Spot market rates reflected modest quarter to quarter increases during the 1999 first half and term contracts were generally renewed at higher rates.

           The 2000 first quarter was negatively impacted by weather, but not to the degree as the 1999 first quarter. During the 2000 first quarter, low water conditions on the Mississippi, Ohio and Illinois Rivers through mid-February resulted in longer transit times and restricted drafts for upriver movements, both of which negatively impacted revenues. Water conditions during the 2000 second quarter were favorable. During the 1999 second quarter, operating conditions improved over the 1999 first quarter when navigational delays (weather, locks and other restrictions) lowered the quarter's revenues due to increased transit times.

           Revenues for the diesel engine services segment for the 2000 second quarter and 2000 first six months decreased 10% compared with the 1999 corresponding periods. During the 2000 second quarter and first six months, the segment experienced softness in its East Coast engine rebuild market, as well as its Midwest marine and rail markets. The segment did benefit from modest improvements in service work and parts sales to the Gulf of Mexico drilling and offshore well services sector.

           During the 1999 second quarter and first six months, the diesel engine services segment benefited from strong Midwest and East Coast engine overhauls and parts sales. The Gulf Coast market remained weak, the result of reduced service work in the offshore oil and gas services sector in the Gulf of Mexico.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



RESULTS OF OPERATIONS - (CONTINUED)

         The following table sets forth the costs and expenses and percentage of each for the three months and six months ended June 30, 2000 compared with the three months and six months ended June 30, 1999 (dollars in thousands):

                                                   Three months ended June 30,
                                           --------------------------------------------
                                                   2000                    1999             Increase (decrease)
                                           --------------------    --------------------    --------------------
                                            Amounts       %         Amounts       %         Amounts       %
                                           --------    --------    --------    --------    --------    --------
Costs and expenses:
   Costs of sales and operating expenses   $ 79,833          73%   $ 54,157          76%   $ 25,676          47%
   Selling, general and administrative       14,726          13       8,661          12       6,065          70
   Taxes, other than on income                2,437           2       1,964           3         473          24
   Depreciation and amortization             11,754          11       6,829           9       4,925          72
   Merger related charge                        482           1          --          --         482          --
                                           --------    --------    --------    --------    --------    --------
                                           $109,232         100%   $ 71,611         100%   $ 37,621          53%
                                           ========    ========    ========    ========    ========    ========


                                                    Six months ended June 30,
                                           --------------------------------------------
                                                   2000                    1999             Increase (decrease)
                                           --------------------    --------------------    --------------------
                                            Amounts       %         Amounts       %         Amounts       %
                                           --------    --------    --------    --------    --------    --------
Costs and expenses:
   Costs of sales and operating expenses   $161,366          73%   $107,095          75%   $ 54,271          51%
   Selling, general and administrative       29,897          14      17,900          13      11,997          67
   Taxes, other than on income                5,012           2       3,689           3       1,323          36
   Depreciation and amortization             23,515          11      13,509           9      10,006          74
   Merger related charge                        482          --          --          --         482          --
                                           --------    --------    --------    --------    --------    --------
                                           $220,272         100%   $142,193         100%   $ 78,079          55%
                                           ========    ========    ========    ========    ========    ========

           Total costs and expenses, excluding interest expense, for the 2000 second quarter and first six months increased 53% and 55%, respectively, when compared with the corresponding periods of 1999. The 2000 second quarter and first six months costs and expenses included the expenses of Hollywood, as well as reflecting higher equipment costs, labor, health and welfare costs.

           The 2000 second quarter and first six months also reflected higher fuel costs, with the average price per gallon consumed 26 cents and 33 cents, respectively, higher than the average price per gallon consumed during the 1999 corresponding periods. The marine transportation segment has long-term contracts which generally contain fuel escalation clauses which allows increases in fuel prices to be passed through to the customers. As stated above, both the 2000 and the 1999 first quarters were negatively impacted by weather conditions, which decreased revenues and increased operating expenses. Ice conditions, and low and high water conditions require additional horsepower to complete movements, additional fuel and other variable expenses associated with longer transit times.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



RESULTS OF OPERATIONS - (CONTINUED)

           The 2000 second quarter and first six months included an additional $482,000 pre-tax merger related charge associated with the acquisition of Hollywood. In 1999, the Company's results included $4,502,000 of pre-tax merger related charges, consisting of severance and related pay for Kirby employees whose positions were eliminated, an abandonment charge for Kirby's leased corporate headquarter's facility and a charge to exit an insurance mutual. The additional 2000 second quarter charge resulted from the early termination of the lease of Kirby's former corporate headquarters.

         The following table sets forth the operating income and operating margins by segment for the three months and six months ended June 30, 2000 compared with the three months and six months ended June 30, 1999 (dollars in thousands):

                                    Three months ended June 30,
                         --------------------------------------------------
                                   2000                      1999
                         ----------------------     -----------------------
                         Operating                  Operating                     Increase (decrease)
                          income      Operating      income       Operating     ----------------------
                          (loss)       margin        (loss)        margin        Amounts         %
                         ---------    ---------     ---------     ---------     --------     ---------
Marine transportation    $  21,350         19.1%    $  11,415          17.9%    $   9,935           87%
Diesel engine services       1,945         10.6%        2,164          10.6%         (219)         (10)
Corporate expenses          (1,837)                    (1,135)                       (702)         (62)
Merger related charge         (482)                        --                        (482)          --
                         ---------                  ---------                   ---------    ---------
                         $  20,976                  $  12,444                   $   8,532           69%
                         =========                  =========                   =========    =========

                                                 Six months ended June 30,

                                    Three months ended June 30,
                         --------------------------------------------------
                                   2000                      1999
                         ----------------------     -----------------------
                         Operating                  Operating                    Increase (decrease)
                          income      Operating      income       Operating     ----------------------
                          (loss)       margin        (loss)        margin        Amounts         %
                         ---------    ---------     ---------     ---------     ---------    ---------
Marine transportation    $  36,380         16.6%    $  18,318          15.1%    $  18,062           99%
Diesel engine services       3,982         10.7%        4,281          10.4%         (299)          (7)
Corporate expenses          (3,488)                    (2,256)                     (1,232)         (55)
Merger related charge         (482)                        --                        (482)          --
                         ---------                  ---------                   ---------    ---------
                         $  36,392                  $  20,343                   $  16,049           79%
                         =========                  =========                   =========    =========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS - (CONTINUED)

         The following table sets forth the equity in earnings of marine affiliates, gain on disposition of assets, other (expense) income and interest expense for the three months and six months ended June 30, 2000 compared with the three months and six months ended June 30, 1999 (dollars in thousands):

                                             Three months ended June 30,          Increase (decrease)
                                             ---------------------------         --------------------
                                                 2000           1999              Amount        %
                                             -----------    ------------         --------    --------
Equity in earnings of marine affiliates         $    804    $    609             $    195        32 %
Gain on disposition of assets                   $  1,019    $      3             $  1,016        -- %
Other (expense) income                          $    (95)   $    191             $   (286)     (150)%
Interest expense                                $ (5,964)   $ (2,569)            $  3,395       132 %

                                             Six months ended June 30,            Increase (decrease)
                                             -------------------------           --------------------
                                                2000          1999                 Amount         %
                                             ----------    -----------           --------    --------
Equity in earnings of marine affiliates        $  1,641    $  1,490              $    151        10 %
Gain on disposition of assets                  $  1,068    $     35              $  1,033      2951 %
Other (expense) income                         $   (251)   $    346              $   (597)     (173)%
Interest expense                               $(11,827)   $ (5,114)             $  6,713       131 %

         Equity in earnings of marine affiliates reflected a 32% increase for the 2000 second quarter and a 10% increase for the 2000 first six months compared with the corresponding 1999 periods. During both 2000 periods, the partnership's offshore dry-cargo barge and tug units were primarily employed under the partnership's coal and rock contract with a public utility at higher rates when compared with the 1999 second quarter and first six months, when a higher percentage of the units were operating in the spot market at lower rates.

         The gain on disposition of assets of $1,019,000 for the 2000 second quarter and $1,068,000 for the 2000 first six months reflected the gain on the sale of an inland towboat in the 2000 second quarter and the sale during the 2000 first quarter of three inland towboats and six single-skin tank barges. The sale of the towboats was part of the Company's ongoing efforts to optimize horsepower requirements. The six single-skin barges were scrapped.

         Other expense for the 2000 second quarter and first six months reflected the recording of minority interest from approximately 25 inland tank barges in partnerships acquired with the Hollywood acquisition, partially offset by investment income. For the 1999 second quarter and first six months, other income was primarily from investment income.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS - (CONTINUED)

         The 132% increase in interest expense for the 2000 second quarter and 131% increase for the 2000 first half over the corresponding periods of 1999 primarily reflected interest expense on the borrowings to finance the Hollywood acquisition. The average debt and average interest rate for the 2000 second quarter was $314,200,000 and 7.52%, compared with $132,100,000 and 7.27% for the second quarter of 1999, respectively. For the 2000 first half, the average debt was $315,300,000 and average interest rate was 7.43%, compared with average debt of $134,000,000 and average interest rate of 7.25% for the 1999 first half.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet

         Total assets as of June 30, 2000 were $768,655,000 compared with $753,397,000 as of December 31, 1999. The following table sets forth the significant components of the balance sheet as of June 30, 2000 compared with December 31, 1999 (dollars in thousands):

                                                                 Increase (decrease)
                                        June 30,  December 31,  --------------------
                                          2000       1999        Amount        %
                                        --------  -----------   --------    --------
Assets:
   Current assets                       $137,384   $122,823     $ 14,561          12 %
   Property and equipment, net           457,087    451,851        5,236           1
   Investment in marine affiliates        13,237     14,941       (1,704)        (11)
   Goodwill, net                         159,146    161,095       (1,949)         (1)
   Other assets                            1,801      2,687         (886)        (33)
                                        --------   --------     --------    --------
                                        $768,655   $753,397     $ 15,258           2 %
                                        ========   ========     ========    ========

Liabilities and stockholders' equity:
   Current liabilities                  $ 95,318   $ 91,565     $  3,753           4 %
   Long-term debt                        313,604    316,272       (2,668)         (1)
   Deferred taxes                         90,580     92,794       (2,214)         (2)
   Other long-term liabilities            13,308     12,730          578           5
   Stockholders' equity                  255,845    240,036       15,809           7
                                        --------   --------     --------    --------
                                        $768,655   $753,397     $ 15,258           2 %
                                        ========   ========     ========    ========

         Working capital as of June 30, 2000 totaled $42,066,000 compared with $31,258,000 as of December 31, 1999. The increase was primarily attributable to a $19,095,000, or 27% increase in trade accounts receivable, partially offset by a $10,231,000, or 34% increase in accounts payable. The increase in trade accounts receivable was primarily due to an increase in the number of days to bill customers, the result of the integration in the 2000 second quarter of the Company's and Hollywood's

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

billing systems under one system. The system integration is now complete, and trade accounts receivable is anticipated to decrease significantly in the third quarter. The increase in accounts payable was primarily due to increased shipyard activity during the 2000 first six months versus the 1999 fourth quarter.

         Long-term debt, less current portion, of $313,604,000 as of June 30, 2000 decreased 1% during the 2000 first half however, increased 3% when compared with the March 31, 2000 balance of $305,188,000. During the 2000 first quarter, the Company experienced favorable cash flow from operating activities. During the 2000 second quarter, cash flow provided by operating activities decreased significantly, primarily the result of a $14,706,000 increase in trade accounts receivable at June 30, 2000 compared with March 31, 2000.

         Stockholders' equity as of June 30, 2000 increased 7% during the 2000 first half, primarily reflecting the Company's net earnings of $15,947,000, the issuance of $1,802,000 of common stock as a final post-closing adjustment of the Hollywood acquisition and the repurchase of $2,715,000 of common stock by the Company.

Merger Related Charge

         In connection with the October 1999 acquisition of Hollywood, the Company recorded $4,502,000 of pre-tax merger related charges in the fourth quarter of 1999 to combine the acquired operations with those of the Company. In June 2000, the Company recorded an additional $482,000 merger related charge associated with the signing of a definitive agreement providing for the early termination of the lease of the Company's former corporate headquarters. The additional $482,000 charge was comprised of $381,000 in cash charges and a non-cash charge of $101,000 related to the abandonment of certain equipment in the Company's former corporate headquarters. The cash portion of the merger related charges totaled $3,629,000. The components of the cash charge incurred, the actual cash payments made, and the accrued balances at June 30, 2000 were as follows (in thousands):

                                           Total cash    Paid in      Paid in      Accrued
                                            portion        1999         2000      at 6/30/00
                                           ----------   ----------   ----------   ----------
Severance for Company employees            $    1,555   $       13   $      478   $    1,064
Exit of insurance mutual                          870           --          870           --
Corporate headquarters lease abandonment        1,204          106          241          857
                                           ----------   ----------   ----------   ----------
                                           $    3,629   $      119   $    1,589   $    1,921
                                           ==========   ==========   ==========   ==========

         The Company expects that the accrued severance remaining will be paid by March 2001. The remaining duplicate corporate headquarters reserve is expected to be paid by the early lease termination date of January 2001.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Capital Expenditures

         During the 2000 first six months and the 1999 first six months, the Company purchased no new or existing marine transportation equipment. The capital expenditures for the 2000 second quarter and first six months of $14,791,000 and $28,102,000, respectively, and for the 1999 second quarter and first six months of $3,925,000 and $9,382,000, respectively, were primarily for upgrading the Company's existing marine transportation fleet. As of June 30, 2000, the Company had no material commitments for capital expenditures.

Treasury Stock Purchases

         During the 2000 first six months, the Company purchased in the open market 143,000 shares of common stock at a total purchase price of $2,715,000, for an average price of $18.97 per share. During the 2000 second quarter, the Company purchased 40,000 shares of its common stock at a total purchase price of $836,000, for an average price of $20.84 per share. As of August 7, 2000, the Company had 2,214,000 shares available under its repurchase authorization. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

         The Company generated net cash provided by operating activities of $27,389,000 and $32,519,000 for the six months ended June 30, 2000 and 1999, respectively. The 2000 first half was positively impacted by higher net earnings and higher depreciation and amortization, primarily the result of the merger with Hollywood, and negatively impacted by a $14,545,000 decrease in working capital as detailed above. The 1999 first half benefited from favorable cash flow from working capital of $7,466,000.

         Funds generated are available for acquisitions of core businesses, capital construction projects, treasury stock repurchases, repayment of borrowings associated with each of the above, and for other operating requirements. In addition to its net cash flow provided by operating activities, the Company also has available as of August 7, 2000, $48,500,000 under its revolving credit agreements and $121,000,000 under its medium term note program. The Company's scheduled principal payments during the next 12 months are $5,335,000. On June 1, 2000, $45,000,000 of the Company's medium term notes matured. These notes were paid through a draw-down under the Company's revolving credit agreements.

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

Accounting Standards

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. With the issuance of SFAS No. 137, SFAS No. 133 is now effective for all quarters of fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133, as amended, in the first quarter of 2001 and does not expect it to have a material effect on the Company's financial position or results of operations.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         For a detailed explanation of the material pending legal proceedings against the Company, please refer to the Form 10-K for the year ended December 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27.0     Financial Data Schedule.

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed for the three months ended June 30, 2000.

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

Dated: August 7, 2000