Form 10-Q
period 2000-09-30
KIRBY CORP
filed 2000-11-07
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

               [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the quarter ended September 30, 2000

               [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number  1-7615

                                Kirby Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                       74-1884980
-------------------------------------          ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

55 Waugh Drive, Suite 1000, Houston, TX                      77007
----------------------------------------       ---------------------------------
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

                                Yes [X]    No [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on November 7, 2000 was 24,028,870.

                         PART 1 - FINANCIAL INFORMATION

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                               September 30,   December 31,
                                                                    2000           1999
                                                               -------------   ------------
                                                                      ($ in thousands)
Current assets:
     Cash and cash equivalents                                 $       5,130   $      3,571
     Available-for-sale securities                                     9,781         13,091
     Accounts receivable:
       Trade - less allowance for doubtful accounts                   82,741         71,755
       Insurance claims and other                                      7,952          6,637
     Inventory - finished goods                                       11,067         13,127
     Prepaid expenses                                                  7,669          9,684
     Deferred income taxes                                             3,344          4,958
                                                               -------------   ------------

         Total current assets                                        127,684        122,823
                                                               -------------   ------------


Property and equipment                                               711,310        688,555
     Less accumulated depreciation                                   259,625        236,704
                                                               -------------   ------------

                                                                     451,685        451,851
                                                               -------------   ------------


Investment in marine affiliates                                       12,333         14,941
Goodwill - less accumulated amortization                             160,501        161,095
Other assets                                                           1,545          2,687
                                                               -------------   ------------

                                                               $     753,748   $    753,397
                                                               =============   ============


           See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         September 30,   December 31,
                                                                             2000           1999
                                                                         -------------   ------------
                                                                               ($ in thousands)
Current liabilities:
    Current portion of long-term debt                                    $       5,335    $      5,335
    Income taxes payable                                                         4,019             517
    Accounts payable                                                            32,185          29,909
    Accrued liabilities                                                         50,681          51,731
    Deferred revenues                                                            1,709           4,073
                                                                         -------------    ------------

           Total current liabilities                                            93,929          91,565
                                                                         -------------    ------------

Long-term debt - less current portion                                          292,221         316,272
Deferred income taxes                                                           88,572          92,794
Other long-term liabilities                                                     14,079          12,730
                                                                         -------------    ------------

                                                                               394,872         421,796
                                                                         -------------    ------------

Contingencies and commitments                                                       --              --

Stockholders' equity:
    Preferred stock, $1.00 par value per share.  Authorized
       20,000,000 shares                                                            --              --
    Common stock, $.10 par value per share.  Authorized
       60,000,000 shares, issued 30,907,000 shares                               3,091           3,091
    Additional paid-in capital                                                 175,391         175,231
    Accumulated other comprehensive income                                         (88)           (317)
    Retained earnings                                                          193,520         168,495
                                                                         -------------    ------------
                                                                               371,914         346,500
    Less cost of 6,385,000 shares in treasury (6,383,000 at
       December 31, 1999)                                                      106,967         106,464
                                                                         -------------    ------------

                                                                               264,947         240,036
                                                                         -------------    ------------

                                                                         $     753,748    $    753,397
                                                                         =============    ============


           See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                        Three months ended              Nine months ended
                                                           September 30,                   September 30,
                                                     ------------------------    ------------------------
                                                        2000          1999          2000          1999
                                                     ----------    ----------    ----------    ----------
                                                           ($ in thousands, except per share amounts)
Revenues:
    Marine transportation                            $  113,348    $   63,571    $  332,790    $  184,972
    Diesel engine services                               15,760        16,933        52,982        58,068
                                                     ----------    ----------    ----------    ----------

                                                        129,108        80,504       385,772       243,040
                                                     ----------    ----------    ----------    ----------
Costs and expenses:
    Costs of sales and operating expenses                78,426        51,275       239,792       158,370
    Selling, general and administrative                  15,223         8,724        45,120        26,624
    Taxes, other than on income                           2,500         1,818         7,512         5,507
    Depreciation and amortization                        12,194         6,778        35,709        20,287
    Merger related charge                                    --            --           482            --
                                                     ----------    ----------    ----------    ----------
                                                        108,343        68,595       328,615       210,788
                                                     ----------    ----------    ----------    ----------

        Operating income                                 20,765        11,909        57,157        32,252
Equity in earnings of marine affiliates                     821           917         2,462         2,407
Gain (loss) on disposition of assets                         96           (27)        1,164             8
Other (expense) income                                     (206)          494          (457)          840
Interest expense                                         (6,089)       (2,289)      (17,916)       (7,403)
                                                     ----------    ----------    ----------    ----------

        Earnings before taxes on income                  15,387        11,004        42,410        28,104
Provision for taxes on income                            (6,309)       (4,140)      (17,385)      (10,637)
                                                     ----------    ----------    ----------    ----------

        Net earnings                                 $    9,078    $    6,864    $   25,025    $   17,467
                                                     ==========    ==========    ==========    ==========

Net earnings per share of common stock:
    Basic                                            $      .37    $      .34    $     1.02    $      .87
                                                     ==========    ==========    ==========    ==========
    Diluted                                          $      .37    $      .34    $     1.01    $      .86
                                                     ==========    ==========    ==========    ==========



           See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine months ended
                                                                                        September 30,
                                                                                 ------------------------
                                                                                    2000          1999
                                                                                 ----------    ----------
                                                                                     ($ in thousands)
Cash flows from operating activities:
  Net earnings                                                                   $   25,025    $   17,467
  Adjustments to reconcile net earnings to net cash provided by operations:
    Depreciation and amortization                                                    35,709        20,287
    Provision for deferred income taxes                                                 202           983
    Equity in earnings of marine affiliates, net of distributions and
     contributions                                                                    2,648          (250)
    Gain on disposition of assets                                                    (1,164)           (8)
    Merger related charge, net of cash expenditures                                     482            --
    Other                                                                             1,144           134
    Increase (decrease) in cash flows resulting from changes in operating
     working capital                                                                 (4,883)       15,936
                                                                                 ----------    ----------
      Net cash provided by operating activities                                      59,163        54,549
                                                                                 ----------    ----------

Cash flows from investing activities:
  Proceeds from sale and maturities of investments                                    3,633         6,116
  Capital expenditures                                                              (37,732)      (11,062)
  Proceeds from disposition of assets                                                 3,337           639
  Other                                                                                 (40)           --
                                                                                 ----------    ----------
      Net cash used in investing activities                                         (30,802)       (4,307)
                                                                                 ----------    ----------

Cash flows from financing activities:
  Borrowing (payments) on bank revolving credit agreements, net                      26,200       (26,000)
  Payments on long-term debt                                                        (50,251)       (5,250)
  Purchase of treasury stock                                                         (3,350)      (11,838)
  Other                                                                                 599           223
                                                                                 ----------    ----------
      Net cash used  in financing activities                                        (26,802)      (42,865)
                                                                                 ----------    ----------
      Increase in cash and cash equivalents                                           1,559         7,377

Cash and cash equivalents, beginning of year                                          3,571           861
                                                                                 ----------    ----------
Cash and cash equivalents, end of period                                         $    5,130    $    8,238
                                                                                 ==========    ==========

Supplemental disclosures of cash flow information:
 Cash paid during the period:
    Interest                                                                     $   17,460    $    5,114
    Income taxes                                                                 $   13,727    $    6,217


           See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


         In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999, and the results of operations for the three months and nine months ended September 30, 2000 and 1999.

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

(2)      ACQUISITION

         On October 12, 1999, the Company completed the acquisition of Hollywood Marine, Inc. ("Hollywood") by means of a merger of Hollywood into Kirby Inland Marine, Inc., a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, the Company acquired Hollywood for an aggregate consideration (before post-closing adjustments) of $320,788,000, consisting of $89,586,000 in common stock (4,384,000 shares at $20.44 per share), $128,658,000 in cash, the assumption and refinancing of $99,185,000 of Hollywood's existing debt and $3,359,000 of merger costs. A final post-closing working capital adjustment was completed on February 29, 2000 for an additional $1,802,000 in common stock (88,178 shares at $20.44 per share). The final total purchase consideration for the Hollywood acquisition was $322,590,000. C. Berdon Lawrence was the principal shareholder of Hollywood. Hollywood's operations were included as part of the Company's operations effective October 12, 1999 in accordance with the purchase method of accounting. Goodwill is amortized over 30 years.

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

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2)      ACQUISITION - (Continued)

         The following unaudited pro forma combined financial information for the three months and nine months ended September 30, 1999 is based on historical financial information of the Company and Hollywood. The financial information assumes the merger was completed as of the beginning of the year indicated. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the merger been consummated at the beginning of the year indicated, nor is the information indicative of the future results of operations (in thousands, except per share amounts):

                                                                  Three months ended          Nine months ended
                                                                  September 30, 1999         September 30, 1999
                                                                  ------------------         ------------------
Revenues                                                              $   124,208                $   368,133
Earnings before taxes on income                                       $    12,048                $    31,784
Net earnings                                                          $     7,065                $    18,469
Net earnings per share of common stock -- diluted                     $       .29                $       .75


(3)      ADOPTION OF ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended, is effective for all quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133, as amended, in the first quarter of 2001 and does not expect it to have a material effect on the Company's financial position or results of operations.

(4)      COMPREHENSIVE INCOME

         The Company's total comprehensive income for the three months and nine months ended September 30, 2000 and 1999 were as follows (in thousands):

                                                       Three months ended         Nine months ended
                                                          September 30,             September 30,
                                                     ----------------------     ----------------------
                                                       2000          1999         2000          1999
                                                     --------      --------     --------      --------
Net earnings                                         $  9,078      $  6,864     $ 25,025      $ 17,467
Other comprehensive income (loss),
     net of tax                                            35           (23)         229          (602)
                                                     --------      --------     --------      --------

         Total comprehensive income                  $  9,113      $  6,841     $ 25,254      $ 16,865
                                                     ========      ========     ========      ========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5)      SEGMENT INFORMATION

         The following tables set forth the Company's revenues and profit (loss) by reportable segment for the three months and nine months ended September 30, 2000 and 1999 and total assets as of September 30, 2000 and December 31, 1999 (in thousands):

                                      Three months ended          Nine months ended
                                         September 30,              September 30,
                                   ------------------------    ------------------------
                                      2000          1999          2000          1999
                                   ----------    ----------    ----------    ----------
Revenues:
     Marine transportation         $  113,348    $   63,571    $  332,790    $  184,972
     Diesel engine services            15,760        16,933        52,982        58,068
                                   ----------    ----------    ----------    ----------
                                   $  129,108    $   80,504    $  385,772    $  243,040
                                   ==========    ==========    ==========    ==========

Segment profit (loss):
     Marine transportation         $   21,038    $   11,329    $   57,418    $   29,647
     Diesel engine services             1,517         1,518         5,499         5,799
     Other                             (7,168)       (1,843)      (20,507)       (7,342)
                                   ----------    ----------    ----------    ----------
                                   $   15,387    $   11,004    $   42,410    $   28,104
                                   ==========    ==========    ==========    ==========


                                                               September 30,    December 31,
                                                                    2000            1999
                                                               -------------    ------------
Total assets:
     Marine transportation                                       $ 682,969        $ 673,882
     Diesel engine services                                         31,651           32,890
     Other                                                          39,128           46,625
                                                                 ---------        ---------
                                                                 $ 753,748        $ 753,397
                                                                 =========        =========


         The following table presents the details of "Other" segment profit
(loss) for the three months and nine months ended September 30, 2000 and 1999 (in thousands):

                                                  Three months ended      Nine months ended
                                                     September 30,          September 30,
                                                 --------------------    --------------------
                                                   2000        1999        2000        1999
                                                 --------    --------    --------    --------
General corporate expenses                       $ (1,790)   $   (938)   $ (5,278)   $ (3,194)
Interest expense                                   (6,089)     (2,289)    (17,916)     (7,403)
Equity in earnings of affiliates                      821         917       2,462       2,407
Gain (loss) on disposition of assets                   96         (27)      1,164           8
Merger related charge                                  --          --        (482)         --
Other                                                (206)        494        (457)        840
                                                 --------    --------    --------    --------
                                                 $ (7,168)   $ (1,843)   $(20,507)   $ (7,342)
                                                 ========    ========    ========    ========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5)      SEGMENT INFORMATION - (Continued)

         The following table presents the details of "Other" total assets as of September 30, 2000 and December 31, 1999 (in thousands):

                                             September 30,     December 31,
                                                 2000              1999
                                             -------------     ------------
General corporate assets                       $ 26,795          $ 31,684
Investment in marine affiliates                  12,333            14,941
                                               --------          --------
                                               $ 39,128          $ 46,625
                                               ========          ========

(6)      TAXES ON INCOME

         Details of the provision for taxes on income for the three months and nine months ended September 30, 2000 and 1999 were as follows (in thousands):


                                       Three months ended      Nine months ended
                                          September 30,          September 30,
                                      --------------------    -------------------
                                        2000        1999        2000       1999
                                      --------    --------    --------   --------
Provision for taxes on income:
       Current                        $  6,353    $  4,130    $ 16,082   $  8,877
       Deferred                           (347)       (266)        277        983
       State and local                     303         276       1,026        777
                                      --------    --------    --------   --------
                                      $  6,309    $  4,140    $ 17,385   $ 10,637
                                      ========    ========    ========   ========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7)      EARNINGS PER SHARE

         The following table presents the components of basic and diluted earnings per share for the three months and nine months ended September 30, 2000 and 1999 (in thousands, except per share amounts):

                                                             Three months ended     Nine months ended
                                                                 September 30,        September 30,
                                                             -------------------   -------------------
                                                               2000       1999       2000       1999
                                                             --------   --------   --------   --------
Net earnings                                                 $  9,078   $  6,864   $ 25,025   $ 17,467
                                                             ========   ========   ========   ========

Basic earnings per share:
Weighted average number of common shares outstanding           24,511     20,117     24,510     20,192
                                                             ========   ========   ========   ========

     Basic earnings per share                                $    .37   $    .34   $   1.02   $    .87
                                                             ========   ========   ========   ========

Diluted earnings per share:
Weighted average number of common shares outstanding           24,511     20,117     24,510     20,192
Dilutive shares applicable to stock options                       280        170        202        130
                                                             --------   --------   --------   --------

     Shares applicable to diluted earnings                     24,791     20,287     24,712     20,322
                                                             ========   ========   ========   ========

     Diluted earnings per share                              $    .37   $    .34   $   1.01   $    .86
                                                             ========   ========   ========   ========

         Certain outstanding options to purchase approximately 11,000 and 77,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2000 and September 30, 1999, respectively, as such options would have been antidilutive.

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

         The Company, through its subsidiaries, is a provider of marine transportation services, operating a fleet of 774 inland tank barges, with 14.0 million barrels of capacity, and 228 inland towing vessels, transporting industrial chemicals and petrochemicals, refined petroleum products, black oil and agricultural chemicals along the United States inland waterways. The Company's marine transportation operation also includes one offshore dry-bulk barge and tug unit. The Company serves as managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The Company also serves as the managing partner of a 50% owned offshore marine partnership, which consisted of one dry-bulk barge and tug unit. The barge and tug unit was sold in June 2000. The partnerships are accounted for under the equity method of accounting.

         The Company, through its subsidiaries, is also a provider of diesel engine services, engaged in the overhaul and servicing of large medium-speed diesel engines employed in marine, power generation and rail applications. The Company's diesel engine services operation is divided into three subsidiaries organized around the markets they serve: Marine Systems Inc., an authorized dealer for EMD; Rail Systems Inc., an exclusive EMD distributor of aftermarket parts to shortline and industrial railroads; and Engine Systems Inc., an authorized EMD distributor for 17 eastern states and the Caribbean, and the exclusive worldwide distributor for EMD to the nuclear industry.

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

RESULTS OF OPERATIONS

         The Company reported 2000 third quarter net earnings of $9,078,000, or $.37 per share, on revenues of $129,108,000, compared with 1999 third quarter net earnings of $6,864,000, or $.34 per share, on revenues of $80,504,000. Net earnings for the nine months ended September 30, 2000 were

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS  - (CONTINUED)

$25,025,000, or $1.01 per share, on revenues of $385,772,000, compared with net earnings of $17,467,000, or $.86 per share, on revenues of $243,040,000 for the 1999 first nine months.

         For purposes of this Management's Discussion, all earnings per share are "Diluted earnings per share." The weighted average number of common shares for the 2000 and 1999 third quarter were 24,791,000 and 20,287,000, respectively, and for the 2000 and 1999 first nine months were 24,712,000 and 20,322,000, respectively. The increase in the weighted average number of common shares for both comparable periods primarily reflected the issuance of common stock associated with the acquisition of Hollywood in October 1999.

         The following table sets forth the Company's revenues and percentage of such revenues for the three months and nine months ended September 30, 2000 compared with the three months and nine months ended September 30, 1999 (dollars in thousands):

                                         Three months ended September 30,
                                   --------------------------------------------
                                           2000                     1999            Increase (decrease)
                                   --------------------    --------------------    --------------------
                                     Amounts       %        Amounts        %        Amounts        %
                                   ----------    ------    ----------    ------    ----------    ------
Revenues:
     Marine transportation         $  113,348        88%   $   63,571        79%   $   49,777         78%
     Diesel engine services            15,760        12        16,933        21        (1,173)        (7)
                                   ----------    ------    ----------    ------    ----------     ------
                                   $  129,108       100%   $   80,504       100%   $   48,604         60%
                                   ==========    ======    ==========    ======    ==========     ======


                                          Nine months ended September 30,
                                   --------------------------------------------
                                           2000                     1999            Increase (decrease)
                                   --------------------    --------------------    --------------------
                                     Amounts       %        Amounts        %        Amounts        %
                                   ----------    ------    ----------    ------    ----------    ------
Revenues:
     Marine transportation         $  332,790        86%   $  184,972        76%   $  147,818        80%
     Diesel engine services            52,982        14        58,068        24        (5,086)       (9)
                                   ----------    ------    ----------    ------    ----------    ------
                                   $  385,772       100%   $  243,040       100%   $  142,732        59%
                                   ==========    ======    ==========    ======    ==========    ======

           Revenues for the marine transportation segment increased 78% for the 2000 third quarter compared with the 1999 third quarter and increased 80% for the 2000 first nine months compared with the 1999 first nine months, primarily due to the acquisition of Hollywood in October 1999.

           Chemical and petrochemical movements for the first half of 2000 were strong. During the 2000 third quarter, the chemical and petrochemical industry experienced some decrease in demand in their markets caused by a slower economy and inventory adjustments, which resulted in some softness in movements of such products. Refined product movements to the Midwest were strong in the 2000 first quarter, seasonably steady in the second quarter and unseasonably soft in the third quarter. During the

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

2000 third quarter, refined product movements declined earlier than the typical slowdown after the Labor Day holiday. Fertilizer movements were unseasonably strong in the 2000 first quarter, the result of low inventory levels in Midwest terminals, and at expected levels for the 2000 second and third quarters. Black oil and pressure product movements were at expected levels for the 2000 first nine months.

           Spot market rates trended upward to record high rates during the 2000 first half, the result of strong transportation markets. In the 2000 third quarter, spot market rates declined approximately 10% from their record highs due to the decline in refined product movements and softness in chemical movements. During the 2000 first nine months, contract renewals were generally at modestly higher rates. The marine transportation segment operates under long-term contracts, short-term contracts and spot transactions for movements of liquid products. During the 2000 third quarter and 2000 first nine months, approximately 70% of movements were under term contracts and 30% were spot transactions.

           During the 1999 third quarter and first nine months, chemical and petrochemical volumes remained strong. Refined products volumes, more seasonal in nature, increased during the summer months and were steady during the non-summer months. Liquid fertilizer and ammonia levels fell well below normal expectations for both the 1999 third quarter and first nine months due to high inventory levels in the Midwest. Overproduction of nitrogen in 1998 and 1999, coupled with a 30-year low corn price level, deterred farmers from planting corn. In the 1999 second and third quarters, producers curtailed output of nitrogen products which resulted in decreased shipments by barge into the Midwest. Spot markets rates continued to reflect modest quarter-to-quarter increases during 1999 and term contracts were generally renewed at higher levels.

           The 2000 first quarter was negatively impacted by weather, but not to the extent as the 1999 first quarter when navigational delays (weather, locks and other restrictions) lowered the quarter's revenues due to increased transit times. During the 2000 first quarter and third quarter, low water conditions on the Mississippi River resulted in longer transit times and restricted drafts for upriver movements, negatively impacting revenues. Weather and water conditions for the 2000 and 1999 second quarters were favorable.

           Revenues for the diesel engine services segment for the 2000 third quarter and 2000 first nine months decreased 7% and 9%, respectively, compared with the 1999 corresponding periods. During the 2000 third quarter and first nine months, the segment experienced softness in its East Coast engine rebuild market, as well as its Midwest marine and its rail markets. The segment did benefit from stronger service work and parts sales to the Gulf of Mexico drilling and offshore well services sector.

           During the 1999 third quarter and first nine months, the diesel engine services segment benefited from strong Midwest and East Coast engine overhauls and parts sales. The Gulf Coast market remained weak, the result of reduced service work in the offshore oil and gas services sector in the Gulf of Mexico. In addition, the segment's rail market experienced slower activity levels.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

         The following table sets forth the costs and expenses and percentage of each for the three months and nine months ended September 30, 2000 compared with the three months and nine months ended September 30, 1999 (dollars in thousands):

                                                  Three months ended September 30,
                                           --------------------------------------------
                                                   2000                     1999            Increase (decrease)
                                           --------------------    --------------------    --------------------
                                            Amounts       %        Amounts        %        Amounts        %
                                           ----------    ------    ----------    ------    ----------    ------
Costs and expenses:
   Costs of sales and operating expenses   $   78,426        73%   $   51,275        75%   $   27,151        53%
   Selling, general and administrative         15,223        14         8,724        13         6,499        74
   Taxes, other than on income                  2,500         2         1,818         2           682        38
   Depreciation and amortization               12,194        11         6,778        10         5,416        80
                                           ----------    ------    ----------    ------    ----------    ------
                                           $  108,343       100%   $   68,595       100%   $   39,748        58%
                                           ==========    ======    ==========    ======    ==========    ======


                                                 Nine months ended September 30,
                                           --------------------------------------------
                                                   2000                     1999            Increase (decrease)
                                           --------------------    --------------------    --------------------
                                             Amounts       %        Amounts        %        Amounts        %
                                           ----------    ------    ----------    ------    ----------    ------
Costs and expenses:
   Costs of sales and operating expenses   $  239,792        73%   $  158,370        75%   $   81,422        51%
   Selling, general and administrative         45,120        14        26,624        13        18,496        69
   Taxes, other than on income                  7,512         2         5,507         2         2,005        36
   Depreciation and amortization               35,709        11        20,287        10        15,422        76
   Merger related charge                          482        --            --        --           482        --
                                           ----------    ------    ----------    ------    ----------    ------
                                           $  328,615       100%   $  210,788       100%   $  117,827        56%
                                           ==========    ======    ==========    ======    ==========    ======

           Total costs and expenses, excluding interest expense, for the 2000 third quarter and first nine months increased 58% and 56%, respectively, when compared with the corresponding periods of 1999. The 2000 third quarter and first nine months costs and expenses included the expenses of Hollywood, as well as reflecting higher equipment costs, fuel costs, labor, health and welfare costs.

           During the 2000 first nine months and particularly the third quarter, the Company has experienced significantly higher fuel costs. The average price per gallon consumed in the first, second and third quarter of 2000 was 79 cents, 78 cents and 93 cents, respectively, significantly higher than the average price per gallon consumed of approximately 47 cents during the corresponding first nine months of 1999. The Company's term contracts contain fuel escalation clauses allowing increases or decreases in fuel costs to be passed through or credited to its customers. Generally, there is a 30 to 90 day delay before contracts are adjusted for fuel costs. The significant increase in fuel costs in the 2000 third quarter reduced the Company's net earnings by an estimated $.02 per share.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

           During the 2000 third quarter and first nine months, the Company also continued to incur additional administrative expenses associated with the integration of Kirby's and Hollywood's accounting, information and dispatching systems. The Company also incurred additional training expenses during the first nine months of 2000 associated with the hiring and training of entry level vessel personnel in order to maintain adequate crewing for the Company's vessels in a very tight labor market.

           The 2000 second quarter and first nine months included an additional $482,000 pre-tax merger related charge associated with the acquisition of Hollywood. In 1999, the Company's fourth quarter results included $4,502,000 of pre-tax merger related charges, consisting of severance and related pay for Kirby employees whose positions were eliminated, an abandonment charge for Kirby's leased corporate headquarter's facility and a charge to exit an insurance mutual. The additional 2000 second quarter charge resulted from the early termination of the lease of Kirby's former corporate headquarters.

         The following table sets forth the operating income (loss) and operating margin by segment for the three months and nine months ended September 30, 2000 compared with the three months and nine months ended September 30, 1999 (dollars in thousands):

                                            Three months ended September 30,
                                -------------------------------------------------------
                                           2000                           1999
                                --------------------------    -------------------------
                                 Operating                     Operating                        Increase (decrease)
                                   income       Operating       income       Operating        ----------------------
                                   (loss)         margin        (loss)         margin         Amounts           %
                                -----------    -----------    -----------    ----------       -------         ------
Marine transportation            $  21,038            18.6%    $  11,329           17.8%      $ 9,709             86%
Diesel engine services               1,517             9.6%        1,518            9.0%           (1)            --
Corporate expenses                  (1,790)                         (938)                        (852)           (91)
                                 ---------                     ---------                      -------         ------
                                 $  20,765                     $  11,909                      $ 8,856             74%
                                 =========                     =========                      =======         ======

                                            Nine months ended September 30,
                                -------------------------------------------------------
                                           2000                           1999
                                --------------------------    -------------------------
                                 Operating                     Operating                        Increase (decrease)
                                   income       Operating       income       Operating        ----------------------
                                   (loss)         margin        (loss)         margin         Amounts           %
                                -----------    -----------    -----------    ----------       -------         ------
Marine transportation            $  57,418            17.3%    $  29,647          16.0%       $27,771             94%
Diesel engine services               5,499            10.4%        5,799          10.0%          (300)            (5)
Corporate expenses                  (5,278)                       (3,194)                      (2,084)           (65)
Merger related charge                 (482)                           --                         (482)            --
                                 ---------                     ---------                      -------         ------
                                 $  57,157                     $  32,252                      $24,905             77%
                                 =========                     =========                      =======         ======

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

         The following table sets forth the equity in earnings of marine affiliates, gain (loss) on disposition of assets, other (expense) income and interest expense for the three months and nine months ended September 30, 2000 compared with the three months and nine months ended September 30, 1999 (dollars in thousands):

                                                  Three months ended Sept. 30,          Increase (decrease)
                                                 ------------------------------       ----------------------
                                                    2000                1999           Amount            %
                                                 ----------          ----------       --------         -----
Equity in earnings of marine affiliates          $      821          $      917       $    (96)          (10)%
Gain (loss) on disposition of assets             $       96          $      (27)      $    123           456%
Other (expense) income                           $     (206)         $      494       $   (700)         (142)%
Interest expense                                 $   (6,089)         $   (2,289)      $  3,800           166%


                                                   Nine months ended Sept. 30,          Increase (decrease)
                                                 ------------------------------       ----------------------
                                                    2000                1999           Amount            %
                                                 ----------          ----------       --------         -----
Equity in earnings of marine affiliates          $    2,462          $    2,407       $     55             2%
Gain on disposition of assets                    $    1,164          $        8       $  1,156            --%
Other (expense) income                           $     (457)         $      840       $ (1,297)         (154)%
Interest expense                                 $  (17,916)         $   (7,403)      $ 10,513           142%

         Equity in earnings of marine affiliates, consisting primarily of four offshore dry-cargo barge and tug units owned through a partnership with a public utility of which the Company has a 35% interest, reflected a 10% decrease for the 2000 third quarter and a 2% increase for the 2000 first nine months compared with the corresponding 1999 periods. The 10% decrease for the 2000 third quarter resulted from fewer coal and rock trips under the partnership's contract with the public utility, as well as tropical weather delays. The 2% increase for the 2000 first nine months reflected the employment of the partnership's units under the coal and rock contract at higher rates during the first six months of the year. During the 1999 third quarter and first nine months, a higher percentage of the partnership's units were operating in the spot market at lower rates.

         The gain on disposition of assets of $1,164,000 for the 2000 first nine months reflected the net gain on the sale of an inland towboat and a single-skin tank barge in the 2000 third quarter, the sale of an inland towboat in the 2000 second quarter, and the sale during the 2000 first quarter of three inland towboats and six single-skin tank barges. The sale of the three inland towboats was part of the Company's ongoing efforts to optimize horsepower requirements. The seven single-skin barges were scrapped.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

         Other expense for the 2000 third quarter and first nine months reflected the recording of minority interest from approximately 25 inland tank barges in partnerships acquired with the Hollywood acquisition, partially offset by investment income. For the 1999 third quarter and first nine months, other income was primarily from investment income.

         The 166% increase in interest expense for the 2000 third quarter and 142% increase for the 2000 first nine months over the corresponding periods of 1999 primarily reflected interest expense on the borrowings to finance the Hollywood acquisition. The average debt and average interest rate for the 2000 third quarter was $306,199,000 and 7.8%, compared with $119,259,000 and 7.7% for the third quarter of 1999, respectively. For the 2000 first nine months, the average debt was $312,210,000 and average interest rate was 7.5%, compared with average debt of $129,003,000 and average interest rate of 7.7% for the 1999 first nine months.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet

         Total assets as of September 30, 2000 were $753,748,000 compared with $753,397,000 as of December 31, 1999. The following table sets forth the significant components of the balance sheet as of September 30, 2000 compared with December 31, 1999 (dollars in thousands):


                                                                                 Increase (decrease)
                                                  September 30,   December 31,   -------------------
                                                      2000            1999        Amount         %
                                                  -------------   ------------   --------      -----
Assets:
   Current assets                                 $     127,684   $    122,823   $  4,861          4%
   Property and equipment, net                          451,685        451,851       (166)        --
   Investment in marine affiliates                       12,333         14,941     (2,608)       (17)
   Goodwill, net                                        160,501        161,095       (594)        --
   Other assets                                           1,545          2,687     (1,142)       (43)
                                                  -------------   ------------   --------      -----
                                                  $     753,748   $    753,397   $    351         --%
                                                  =============   ============   ========      =====

Liabilities and stockholders' equity:
   Current liabilities                            $      93,929   $     91,565   $  2,364          3%
   Long-term debt                                       292,221        316,272    (24,051)        (8)
   Deferred taxes                                        88,572         92,794     (4,222)        (5)
   Other long-term liabilities                           14,079         12,730      1,349         11
   Stockholders' equity                                 264,947        240,036     24,911         10
                                                  -------------   ------------   --------      -----
                                                  $     753,748   $    753,397   $    351         --%
                                                  =============   ============   ========      =====

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

         Working capital as of September 30, 2000 totaled $33,755,000 compared with $42,066,000 at June 30, 2000 and $31,258,000 at December 31, 1999. The
increase from December 31, 1999 to June 30, 2000 primarily reflected higher trade accounts receivable during the period of the integration of the Company's and Hollywood's billing systems. Partially offsetting the increase in trade accounts receivable was an increase in accounts payable, primarily due to increased shipyard activity during the 2000 first six months versus the 1999 fourth quarter. The September 30, 2000 working capital balance reflected the completion of the integration of the two billing systems and a corresponding decrease in trade accounts receivable. In addition, accounts payable as of September 30, 2000 decreased due to a decline in shipyard activity during the 2000 third quarter.

         Long-term debt, less current portion, of $292,221,000 as of September 30, 2000 decreased 8% during the 2000 first nine months, reflecting the favorable cash flow from operating activities.

         Stockholders' equity as of September 30, 2000 increased 10% during the 2000 first nine months, primarily reflecting the Company's net earnings of $25,025,000, the issuance of $1,802,000 of common stock as a final post-closing adjustment of the Hollywood acquisition and the repurchase of $3,350,000 of common stock by the Company.

Merger Related Charge

         In connection with the October 1999 acquisition of Hollywood, the Company recorded $4,502,000 of pre-tax merger related charges in the fourth quarter of 1999 to combine the acquired operations with those of the Company. In June 2000, the Company recorded an additional $482,000 merger related charge associated with the signing of a definitive agreement providing for the early termination of the lease of the Company's former corporate headquarters. The additional $482,000 charge was comprised of $381,000 in cash charges and a non-cash charge of $101,000 related to the abandonment of certain equipment in the Company's former corporate headquarters. The cash portion of the merger related charges totaled $3,629,000. The components of the cash charge incurred, the actual cash payments made, and the accrued balances at September 30, 2000 were as follows (in thousands):

                                               Total cash      Paid in       Paid in      Accrued
                                                 Portion         1999          2000      at 9/30/00
                                               -----------     --------      -------     ----------
Severance for Company employees                  $ 1,555        $  13        $   591      $    951
Exit of insurance mutual                             870           --            870            --
Corporate headquarters lease abandonment           1,204          106            592           506
                                                 -------        -----        -------      --------
                                                 $ 3,629        $ 119        $ 2,053      $  1,457
                                                 =======        =====        =======      ========

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

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Capital Expenditures

         During the 2000 first nine months and the 1999 first nine months, the Company purchased no new or existing marine transportation equipment. The capital expenditures for the 2000 third quarter and first nine months of $9,630,000 and $37,732,000, respectively, and for the 1999 third quarter and first nine months of $1,680,000 and $11,062,000, respectively, were primarily for upgrading the Company's existing marine transportation fleet. In September 2000, the Company entered into a contract for the construction of six double skin 29,000 barrel capacity inland tank barges for use in the movement of chemicals, petrochemicals and refined products. Delivery of the first barge is scheduled for February 2001 with the remaining five barges scheduled to be delivered one every 60 days. The total purchase price of the six barges, including enhancements after delivery, is approximately $8,500,000. The Company intends on financing the construction of the six tank barges through its operating cash flows and its available credit under its existing revolving credit agreement.

Treasury Stock Purchases

         During the 2000 first nine months, the Company purchased in the open market 173,000 shares of common stock at a total purchase price of $3,350,000, for an average price of $19.35 per share. During the 2000 third quarter, the Company purchased 30,000 shares of its common stock at a total purchase price of $635,000, for an average price of $21.18 per share. Since October 1, 2000, the Company has purchased 524,000 shares of its common stock at a total purchase price of $9,602,000, for an average price of $18.33 per share. As of November 6, 2000, the Company had 1,665,000 shares available under its repurchase authorization. The treasury stock purchases were financed by borrowings under the Company's revolving credit agreement and through cash provided by operating activities. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

         The Company generated net cash provided by operating activities of $59,163,000 and $54,549,000 for the nine months ended September 30, 2000 and 1999, respectively. The 2000 first nine months was positively impacted by higher net earnings and higher depreciation and amortization, primarily the result of the merger with Hollywood, and negatively impacted by an increase in working capital as detailed above. The 1999 first nine months benefited from favorable cash flow from working capital of $15,936,000.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

         Funds generated are available for acquisitions of core businesses, capital construction projects, treasury stock repurchases, repayment of borrowings associated with each of the above, and for other operating requirements. In addition to its net cash flow provided by operating activities, the Company also has available as of November 6, 2000, $50,100,000 under its revolving credit agreement and $121,000,000 under its medium term note program. The Company's scheduled principal payments during the next 12 months are $5,335,000. On June 1, 2000, $45,000,000 of the Company's medium term notes matured. These notes were paid through a draw-down under the Company's revolving credit agreements.

         On October 9, 2000, the $200,000,000 revolving credit facility used to finance the Hollywood acquisition converted to a four-year term loan, with quarterly principal payments of $12,500,000, plus interest, due beginning October 9, 2002. The remaining principal and interest is due on October 9, 2004, the maturity date of the credit facility.

         During the last three months, inflationary expenses, with the exception of fuel costs, have had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby fuel costs can be passed through to its customers; however, there is typically a 30 to 90 day delay before contracts are adjusted for fuel prices. During the 2000 third quarter, fuel costs increased substantially and the Company was unable to recover its additional fuel cost from its customers. When fuel prices go down, the Company will benefit from the decline over a 30 to 90 day period. The repair portion of the diesel engine services segment is based on prevailing current market rates.

         The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Since 1989, the Company has not paid any dividends on its common stock.

Accounting Standards

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended, is effective for all quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133, as amended, in the first quarter of 2001 and does not expect it to have a material effect on the Company's financial position or results of operations.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           PART II - OTHER INFORMATION



Subsequent Events

         In late October and early November 2000, the Company completed the acquisitions of two diesel engine services companies for an aggregate purchase price of $8,428,000. The acquisitions were accounted for using the purchase method of accounting and goodwill will be amortized over 10 and 15 years. Financing for the two acquisitions was through the Company's revolving credit agreement.

Item 1.  Legal Proceedings

         For a detailed explanation of the material pending legal proceedings against the Company, please refer to the Form 10-K for the year ended December 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27.0     Financial Data Schedule.

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed for the three months ended September 30, 2000.


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KIRBY CORPORATION
                                          (Registrant)

                                          By:    G. Stephen Holcomb
                                                 -------------------------------
                                                 G. Stephen Holcomb
                                                 Vice President and Controller

Dated:   November 7, 2000