Form 10-K405
period 2000-12-31
KIRBY CORP
filed 2001-03-05
CIK 56047

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 5, 2001, 24,026,370 shares of common stock were outstanding. The aggregate market value of common stock held by nonaffiliates of the registrant, based on the closing sales price of such stock on the New York Stock Exchange on March 2, 2001 was $388,831,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement in connection with the Annual Meeting of the Stockholders to be held April 17, 2001, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

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

     The Company's marine transportation segment is engaged in the inland transportation of chemicals and petrochemicals, refined petroleum products, black oil products and agricultural chemicals by tank barges, and the offshore transportation of dry-bulk cargoes by barge. The segment is strictly a provider of transportation services for its customers and does not assume ownership of any of the products that it transports. All of the segment's vessels operate under the U.S. flag and are qualified for domestic trade under the Jones Act.

     The Company's diesel engine services segment is engaged in the overhaul and repair of diesel engines and related parts sales in three distinct markets: the marine market, providing aftermarket service for vessels powered by large medium-speed diesel engines utilized in the various inland and offshore marine industries; the railroad market, providing aftermarket service and parts for the shortline and the industrial railroad markets; and the power generation and industrial markets, providing aftermarket service for diesel engines that provide standby, peak and base load power generation, users of industrial reduction gears and stand-by generation components of the nuclear industry.

     In February 2001, the Company announced that it had entered into a long-term lease with a subsidiary of The Dow Chemical Company ("Dow") for 94 inland tank barges. The 94 inland tank barges are all double hull and have a total capacity of 1,335,000 barrels. The inland tank barges were acquired by Dow as part of the recent merger between Union Carbide Corporation ("Union Carbide") and Dow.

     The Company and its marine transportation and diesel engine services segments have approximately 2,200 employees, all of which are in the United States.

     The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the principal activities of the Company for the periods indicated (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
Revenues from unaffiliated customers:
  Marine transportation..............................  $443,203   $290,956   $244,839
  Diesel engine services.............................    69,441     74,648     82,241
                                                       --------   --------   --------
          Consolidated revenues......................  $512,644   $365,604   $327,080
                                                       ========   ========   ========
Operating profits:
  Marine transportation..............................  $ 78,100   $ 47,525   $ 37,661
  Diesel engine services.............................     6,955      7,129      8,050
  General corporate expenses.........................    (7,053)    (4,814)    (5,375)
  Merger related charges.............................      (199)    (4,502)        --
  Impairment of long-lived assets....................        --         --     (8,333)
                                                       --------   --------   --------
                                                         77,803     45,338     32,003
  Equity in earnings of marine affiliates............     3,394      2,136        946
  Equity in earnings of insurance affiliate..........        --         --      1,325
  Loss on sale of insurance affiliate................        --         --    (10,536)
  Other income.......................................     1,498      1,029      5,175
  Minority interests.................................      (966)      (273)        --
  Interest expense...................................   (23,917)   (12,838)   (11,898)
                                                       --------   --------   --------
          Earnings before taxes on income............  $ 57,812   $ 35,392   $ 17,015
                                                       ========   ========   ========
Identifiable assets:
  Marine transportation..............................  $673,999   $673,882   $301,020
  Diesel engine services.............................    45,344     32,890     38,588
                                                       --------   --------   --------
                                                        719,343    706,772    339,608
  Investment in marine affiliates....................    12,784     14,941     12,795
  General corporate assets...........................    17,141     31,684     37,896
                                                       --------   --------   --------
          Consolidated assets........................  $749,268   $753,397   $390,299
                                                       ========   ========   ========

                             MARINE TRANSPORTATION

     The marine transportation segment is a provider of services by barge for both the inland and offshore markets. As of March 5, 2001, the equipment owned or operated by the marine transportation segment comprised 871 inland tank barges, 215 inland towboats, five inland bowboats, five offshore dry-cargo barges, five offshore tugboats and one shifting tugboat with the following specifications and capacities:

                                                        NUMBER    AVERAGE AGE     BARREL
CLASS OF EQUIPMENT                                     IN CLASS   (IN YEARS)    CAPACITIES
------------------                                     --------   -----------   ----------
Inland tank barges:
  Regular double hull:
     20,000 barrels and under........................    407         24.9        4,762,000
     Over 20,000 barrels.............................    221         18.7        5,940,000
  Specialty double hull..............................     87         24.8        1,442,000
  Double side, single bottom.........................     24         24.7          531,000
  Single hull:
     20,000 barrels and under........................     36         33.0          589,000
     Over 20,000 barrels.............................     59         27.6        1,657,000
  Inactive...........................................     37         33.6          646,000
                                                         ---         ----       ----------
          Total inland tank barges...................    871         24.2       15,567,000
                                                         ===         ====       ==========
Inland towing vessels:
  Inland towboats:
     600 horsepower..................................     13         28.3
     800 to 1200 horsepower..........................    125         24.2
     1400 to 1900 horsepower.........................     49         24.6
     2000 to 2400 horsepower.........................      4         32.0
     2900 to 3200 horsepower.........................     11         27.3
     4200 to 4800 horsepower.........................      9         26.9
     5200 to 6000 horsepower.........................      4         23.8
                                                         ---         ----
          Total inland towboats......................    215         24.9
                                                         ===         ====
Inland bowboats......................................      5         23.0
                                                         ===         ====
                                                                                DEADWEIGHT
                                                                                 TONNAGE
                                                                                ----------
Offshore dry-cargo barges(*).........................      5         23.6         88,000
                                                         ===         ====         ======
Offshore tugboats(*).................................      6         25.2
                                                         ===         ====

---------------

(*) Includes four barges and five tugboats owned by Dixie Fuels Limited, a partnership in which the Company owns a 35% interest.

     The following table sets forth the marine transportation segment's revenues and percentage of such revenues for the periods indicated (dollars in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                     ------------------------------------------------
                                          2000             1999             1998
                                     --------------   --------------   --------------
REVENUES BY PRODUCT OR OPERATION     AMOUNTS     %    AMOUNTS     %    AMOUNTS     %
--------------------------------     --------   ---   --------   ---   --------   ---
Marine transportation -- Inland:
  Liquid petroleum products.......   $439,492    99%  $288,414    99%  $238,170    97%
                                     --------   ---   --------   ---   --------   ---
Marine transportation -- Offshore:
  Liquid petroleum products.......               --         --    --      4,509     2
  Dry-bulk........................      3,711     1      2,542     1      2,160     1
                                     --------   ---   --------   ---   --------   ---
                                        3,711     1      2,542     1      6,669     3
                                     --------   ---   --------   ---   --------   ---
                                     $443,203   100%  $290,956   100%  $244,839   100%
                                     ========   ===   ========   ===   ========   ===

MARINE TRANSPORTATION INDUSTRY FUNDAMENTALS

     The United States possesses a long coastline providing numerous ports and harbors, complemented by a network of interconnected rivers and canals that serve the nation as water highways. Recognizing the advantages to commerce, over the past decades the United States has expanded and improved on its inherent natural waterways for commerce and growth. The waterway system extends into numerous states, with over 90% of the United States population served by domestic shipping.

     Today, the United States inland waterway system is one of the world's busiest and most efficient transportation systems. The nation's waterways are vital to the United States distribution system, with over 1.1 billion short tons of cargo moved annually on United States shallow draft waterways. The inland waterway system extends approximately 26,000 miles, 12,000 miles of which are generally considered significant for domestic commerce, with 635 shallow draft ports. These navigable inland waterways link the United States heartland to the world.

     Based on cost and safety, inland barge transportation is the most efficient means of transporting bulk commodities compared with railroads and trucks. The cargo capacity of a 30,000 barrel inland tank barge is the equivalent of 40 rail tank cars or 150 tractor-trailer tank trucks. A typical lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 225 rail tank cars or approximately 870 tractor-trailer tank trucks. The 225 rail cars would require a freight train approximately 2 3/4 miles long and the 870 tractor-trailer tank trucks would stretch approximately 35 miles, assuming a safety margin of 150 ft. between the trucks. The Company's tank barge fleet capacity of 15.6 million barrels equates to approximately 21,000 rail cars and approximately 78,000 tractor-trailer tank trucks. In addition, in studies comparing inland water transportation to railroads and trucks, shallow draft water transportation has been proven to be the most energy efficient and environmentally friendly method of moving bulk raw materials. One ton of bulk product can be carried 514 miles by inland barge on one gallon of fuel, compared with 202 miles by rail and 59 miles by truck.

     Inland barge transportation is also the safest mode of transportation in the United States. It generally involves less urban exposure than rail or truck. It operates on a system with few crossing junctures and in areas relatively remote from population centers. These factors generally reduce both the number and impact of waterway incidents. For the amount of tonnage carried, barge spills generally occur quite infrequently.

INLAND TANK BARGE INDUSTRY

     The Company's marine transportation segment operates within the United States inland tank barge industry, a diverse and independent mixture of integrated transportation companies, small operators and captive fleets owned by United States refining and petrochemical companies. The inland tank barge industry provides marine transportation of bulk liquid cargoes for customers and, in the case of captives, for their own account, along the United States inland waterway system. Among the most significant segments of this industry are the transporters of chemicals and petrochemicals, refined petroleum products, black oil products and agricultural chemicals. The Company operates in each of these segments. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of domestic refineries and petrochemical facilities on navigable inland waterways and along the Gulf Coast. Much of the United States farm belt is likewise situated with access to the inland waterway system, relying on marine transportation of farm products, including agricultural chemicals. The Company's principal distribution system encompasses the Gulf Intracoastal Waterway from Brownsville, Texas, to St. Marks, Florida, the Mississippi River System and the Houston Ship Channel. The Mississippi River System includes the Arkansas, Illinois, Missouri, Ohio, Red, Tennessee and Black Warrier rivers and the Tennessee-Tombigbee Waterway.

     The total number of tank barges that operate in the inland waters of the United States declined from approximately 4,200 in 1981 to approximately 2,900 in 1993 and has remained relatively constant at 2,900 since 1993. The Company believes this decrease primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government programs supporting small refineries which created a demand for tank barge services; and an increase in environmental regulations that mandate expensive equipment modification, which some owners are unwilling or unable to undertake given current rate levels and the age of their fleets.

     The cost of hull work for required annual Coast Guard certifications, as well as general safety and environmental concerns, forces operators to periodically reassess their ability to recover maintenance costs. Previously, tax and financing incentives to operators and investors to construct tank barges, including short-life tax depreciation, investment tax credits and government guaranteed financing, led to growth in the supply of domestic tank barges to a peak of approximately 4,200 in 1981. The tax incentives have since been eliminated; however, the government guaranteed financing programs, dormant since the mid-eighties, have been more actively used since 1993. The supply of tank barges resulting from the earlier programs has slowly aligned with demand for tank barge services, primarily through attrition, as discussed above.

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

     Advanced technology in recent years in steel coating, paint and other advances have added to the life expectancy of inland tank barges. The average age of the nation's tank barge fleet is over 21 years old, with 22% of the fleet built in the last 10 years. Single hull barges comprise approximately 15% of the nation's tank barge fleet, with an average age of 29 years. These single hull barges are being driven from the nation's tank barge fleet by market forces, stringent environmental regulations and rising maintenance costs associated with maintaining older single hull barges.

     Over the years, the marine transportation industry as a whole has overbuilt periodically. However, the Company believes that the current consolidating industry will be less prone to overbuilding of the nation's tank barge fleet. Of the approximately 635 tank barges built since 1989, 109, or 17%, were built by the Company and by Hollywood Marine, Inc. ("Hollywood Marine") prior to its merger with the Company. The balance was primarily replacement barges for single hull barges removed from service, special purpose barges or barges constructed for specific contracts.

     The Company's marine transportation segment is also engaged in ocean-going dry-cargo barge operations, providing transportation of dry-bulk cargoes. Such cargoes are transported primarily between domestic ports along the Gulf of Mexico and along the Atlantic Seaboard, with occasional trips to Caribbean and South American ports.

COMPETITION IN THE INLAND TANK BARGE INDUSTRY

     The Company's marine transportation segment operates in the competitive marine transportation market for commodities transported on the Mississippi River System, the Gulf Intracoastal Waterway and the Houston Ship Channel. The industry has become increasingly concentrated in recent years as many companies have gone out of business or have been acquired. Since 1989, the Company has acquired the inland transportation fleets of nine inland tank barge companies and recently leased the inland tank barges of a chemical company, thereby increasing its inland tank barge fleet from 71 barges in 1988 to 871 today. The competition has historically been based primarily on price; however, the industry's customers, through an increased emphasis on safety, the environment, quality and a greater reliance on a "single source" supply of services, are more frequently requiring that their supplier of inland tank barge services have the capability to handle a variety of tank barge requirements, offer distribution capability throughout the inland waterway system, and offer flexibility, safety, environmental responsibility, financial responsibility, adequate insurance and quality of service consistent with the customer's own operations.

     The direct competitors are primarily noncaptive marine transportation companies. "Captive" companies are those companies that are owned by major oil and/or petrochemical companies which, although competing in the inland tank barge market to varying extents, primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, based on its 871 barges and 15.6 million barrels of available capacity. It currently operates approximately 30% of the total domestic inland tank barge capacity.

     While the Company competes primarily with other tank barge companies, it also competes with companies owning refined product and chemical pipelines, rail tank cars and tractor-trailer tank trucks. As noted above, the Company believes that inland marine transportation of bulk liquid products enjoys a substantial cost advantage over rail and truck transportation. The Company believes that refined products and chemical pipelines, although often a less expensive form of transportation than inland tank barges, are not as adaptable to diverse products and are generally limited to fixed point-to-point distribution of commodities in high volumes over extended periods of time.

PRODUCTS TRANSPORTED

     During 2000, the Company's marine transportation segment moved over 50 million tons of liquid cargo on the United States inland waterway system. Products transported for its customers comprised the following: chemicals and petrochemicals, refined petroleum products, black oil products and agricultural chemicals.

     Chemicals and Petrochemicals. Bulk liquid chemicals and petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene and caustic soda, all consumed in the production of paper, fibers and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are also transported. The transporting of chemical and petrochemical products represents approximately 60% of the segment's revenues. Customers shipping these products include the major chemical and petrochemical companies in the United States.

     Refined Petroleum Products. Refined petroleum products transported include the various blends of gasoline, jet fuel, naphtha and diesel fuel, and represent approximately 20% of the segment's revenues. Customers include the major oil and refining companies in the United States.

     Black Oil Products. Black oil products transported include such products as asphalt, No. 6 fuel oil, coker feed, vacuum gas oil and crude oil, as well as ship bunkers (ship fuel). Such products represent approximately 10% of the segment's revenues. Black oil customers consist primarily of United States refining companies, marketers and end users that transport black oil products between refineries and storage terminals. Ship bunkers customers include the major oil companies and oil traders.

     Agricultural Chemicals. Agricultural chemicals transported, representing approximately 10% of the segment's revenues, include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of United States producers of such products.

DEMAND DRIVERS IN THE INLAND TANK BARGE INDUSTRY

     Demand for inland tank barge transportation services is a function of the production volumes of the bulk liquid commodities efficiently transported by barge. Demand for marine transportation of the segment's four primary commodity groups, chemicals and petrochemicals, refined petroleum products, black oil products and agricultural chemicals, is based on different sets of circumstances. While the demand drivers of each commodity are different, the Company has the flexibility in many cases of re-allocating equipment to stronger demand products as economics dictate.

     Bulk chemical and petrochemical volumes generally track the general domestic economy and correlate to the United States Gross Domestic Production. Volumes are measured by the production of products used in housing, automobiles, clothing and consumer goods. The other significant component of petrochemical production consists of gasoline additives, the demand for which closely parallels the United States domestic gasoline consumption.

     Refined petroleum product volumes can be tied closely to United States domestic gasoline consumption, with the principal drivers being vehicle usage, air travel and prevailing weather conditions. Volumes also relate to production/demand balances within the Midwest region. Generally, gasoline and related petroleum products, such as heating oil, are exported from the Gulf Coast where refining capacity exceeds demand. The Midwest is a net importer of such products. Demand for tank barge transportation from the Gulf Coast to the Midwest region reflects the relative price differentials of Gulf Coast production to Canadian imports or production in the Northeast.

     The demand for black oil products, including ship bunkers, varies with the type of product transported. Asphalt shipments are generally seasonal, with a higher shipping season during April through November, paralleling the warmer weather. Other black oil shipments are more stable, depending on the requirements of the United States oil refineries.

     Demand for marine transportation of agricultural fertilizer is directly related to domestic nitrogen based fertilizer consumption, of which corn, cotton and wheat production is the best indicator. The nitrogen based liquid fertilizers carried by the Company are distributed from United States manufacturing facilities, generally located in the southern United States where natural gas feedstocks are plentiful, and from imported sources. Such products are delivered to the numerous small terminals and distributors along the northern rivers in the heartland of the United States.

MARINE TRANSPORTATION OPERATIONS

     The marine transportation segment operates a fleet of 871 inland tank barges, 215 inland towboats and five inland bowboats, one offshore dry-cargo barge and one offshore tugboat, and manages the operations of a bulk liquid terminal. Through partnerships, the segment operates four offshore dry-cargo barges, four offshore tugboats, one shifting tugboat and two liquid tank terminals.

     Inland Operations. The segment's inland operations are conducted through a wholly owned subsidiary, Kirby Inland Marine, Inc. ("Kirby Inland Marine"), and its subsidiaries. Kirby Inland Marine's operations consist of the Canal, Linehaul and River fleets, as well as barge fleeting services performed by Western Towing Company ("Western"), a wholly owned subsidiary of Kirby Inland Marine.

     The Canal fleet transports processed chemicals, petrochemical feedstocks, pressurized products, refined petroleum products and black oil products along the Gulf Intracoastal Waterway, the Mississippi River below Baton Rouge, Louisiana, and the Houston Ship Channel. Processed chemicals and certain pressurized products are moved to waterfront terminals and chemical plants. Petrochemical feedstocks and certain pressurized products are transported from one refinery to another refinery for further processing. Refined petroleum products are transported to waterfront terminals along the Gulf Intracoastal Waterway for distribution. Certain black oil products are transported to waterfront terminals and chemical plants, and products such as No. 6 fuel oil are transported directly to the end users.

     The Linehaul fleet transports processed chemicals, petrochemical feedstocks, agricultural chemicals and lube oils along the Gulf Intracoastal Waterway, Mississippi River and the Illinois and Ohio rivers. Loaded tank barges are collected at Baton Rouge from Gulf Coast refineries and chemical plants, and are transported from Baton Rouge upriver to waterfront terminals and plants on the Mississippi, Illinois and Ohio rivers on regularly scheduled linehaul tows. Barges are dropped off and picked up going up and downriver.

     The River fleet transports processed chemicals, petrochemical feedstocks, refined petroleum products, agricultural chemicals and black oil products along the Mississippi River System above Baton Rouge. Petrochemical feedstocks and processed chemicals are transported to waterfront chemical and petrochemical plants, while refined petroleum products and agricultural chemicals are transported to waterfront terminals. The River fleet operates unit tows, where a towboat and generally a static group of barges operate on consecutive voyages between a loading point and a discharge point.

     The transportation of processed chemicals, petrochemical feedstocks and pressurized products is generally consistent throughout the year. Transportation of refined petroleum products, certain black oil products and agricultural chemicals is generally more seasonal. Movements of refined petroleum products generally increase during the summer driving season. Movements of black oil products, such as heating oil, generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months. Movements of agricultural chemicals generally increase during the spring and fall planting seasons.

     The marine transportation segment moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 871 tank barges owned or operated, 734 are clean products or chemical barges, 57 are black oil barges, 62 are pressure barges, 11 are anhydrous ammonia barges and 7 are specialty barges.

     The fleet of 215 inland towboats ranges from 600 to 6000 horsepower. Towboats in the 600 to 1200 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1400 to 6000 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 2000 horsepower are typically used in the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range from River fleet unit tows of 10,000 tons to 30,000 ton Linehaul fleet tows.

     Marine transportation services are conducted under long-term contracts, ranging from one to 10 years, with customers with whom the Company has long-standing relationships, as well as under short-term and spot contracts. Currently, approximately 70% of the revenues are derived from term contracts and 30% are derived from spot market movements.

     For increased environmental protection, all of the inland tank barges used in the transportation of industrial chemicals are of double hull construction and, where applicable, are capable of controlling vapor emissions during loading and discharging operations in compliance with occupational health and safety regulations and air quality concerns.

     Through the Company's acquisition of other inland tank barge operators in recent years, the marine transportation segment has become one of the few inland tank barge operators with the ability to offer to its customers distribution capabilities throughout the Mississippi River System and the Gulf Intracoastal Waterway. Such consolidation offers economies of scale resulting from the ability to match tank barges, towboats, products and destinations more efficiently.

     Through the Company's proprietary vessel management computer system, the fleet of barges and towboats is dispatched from centralized dispatch at the corporate office. The towboats are equipped with a satellite positioning and communication system that automatically transmits the exact location of the towboat every hour. Electronic orders are communicated to the vessel personnel, with reports of towing activities communicated electronically back to the corporate office. The electronic interface between the corporate office and the vessel personnel enables more effective matching of customer needs to barge capabilities, thereby maximizing utilization of the tank barge and towboat fleet.

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

     Kirby Terminals, Inc. ("Kirby Terminals"), a wholly owned subsidiary of the Company, as managing partner, manages the operations of Matagorda Terminal Ltd. and Red River Terminals, LLC, a Texas limited partnership and Louisiana limited liability company, respectively, in each of which Kirby Terminals owns a 50% interest. In addition, Kirby Terminals manages the operations of a terminal in Lake Charles, Louisiana. All three operations are bulk liquid terminals.

     Kirby Logistics Management, Inc. ("Kirby Logistics"), a wholly owned subsidiary of Kirby Terminals, offers barge tankerman services and related distribution services primarily to the Company and to some third parties.

     Offshore Operations. The segment's offshore operations are conducted through a wholly owned subsidiary, Dixie Offshore Transportation Company ("Dixie Offshore"), and its subsidiary. The offshore fleet comprises one ocean-going dry-bulk barge and tugboat unit owned by the Company, and equipment owned through a limited partnership, Dixie Fuels Limited ("Dixie Fuels"), in which a subsidiary of Dixie Offshore, Dixie Bulk Transport, Inc. ("Dixie Bulk"), owns a 35% interest.

     The ocean-going dry-bulk barge and tugboat unit is engaged in the transportation of dry-bulk commodities including bauxite, sugar, limestone rock, grain, coal and scrap steel, primarily between domestic ports along the Gulf of Mexico and along the Atlantic Seaboard, with occasional trips to Caribbean and South American ports.

     Dixie Bulk, as general partner, manages the operations of Dixie Fuels, which operates a fleet of four ocean-going dry-bulk barges, four ocean-going tugboats and one shifting tugboat. The remaining 65% interest in Dixie Fuels is owned by Electric Fuels Corporation ("EFC"), a wholly owned subsidiary of Progress Energy, Inc. ("Progress Energy"). Dixie Fuels operates primarily under term contracts of affreightment, including a contract that expires in the year 2002 with EFC to transport coal across the Gulf of Mexico to Progress Energy's facility at Crystal River, Florida.

     Dixie Fuels also has a long-term contract with Holnam, Inc. ("Holnam") to transport Holnam's limestone requirements from a facility adjacent to the Progress Energy facility at Crystal River to Holnam's plant in Theodore, Alabama. In 2000, the contract, which expires in 2002, was renewed and extended for up to 10 additional years under revised terms. The Holnam contract provides cargo for a portion of the return voyage for the vessels that carry coal to Progress Energy's Crystal River facility. Dixie Fuels is also engaged in the transportation of coal, fertilizer and other bulk cargoes on a short-term basis between domestic ports and the transportation of grain from domestic ports to ports primarily in the Caribbean Basin.

     Dixie Bulk, as general partner, also managed the operations of Dixie Fuels II, Limited ("Dixie Fuels II"), which owned an ocean-going dry-bulk and container barge and an ocean-going tugboat. The remaining 50% interest in Dixie Fuels II was owned by EFC. The barge and the tugboat were sold in 2000.

CONTRACTS AND CUSTOMERS

     The majority of the marine transportation contracts with its customers are for terms of one year. The Company also operates under longer term contracts with certain other customers. These companies have generally been customers of the Company's marine transportation segment for several years, and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. Dow, with which the Company has a contract through 2006, accounted for 10% of the Company's revenues in 2000, 12% in 1999 and 13% in 1998.

EMPLOYEES

     The Company's marine transportation segment has approximately 1,850 employees, of which approximately 1,400 are vessel crew members. None of the segment's operations are subject to collective bargaining.

PROPERTIES

     The principal office of Kirby Inland Marine is located in Houston, Texas, in the Company's facilities under a lease that expires in April 2006. Kirby Inland Marine's operating locations are on the Mississippi River at Baton Rouge, Louisiana, New Orleans, Louisiana, and Greenville, Mississippi, two locations in Houston, Texas, on and near the Houston Ship Channel, and in Corpus Christi, Texas. The Baton Rouge, New Orleans and Houston facilities are owned, and the Greenville and Corpus Christi facilities are leased. Western's and Kirby Logistics' principal offices are located in facilities owned by Kirby Inland Marine in Houston, Texas, near the Houston Ship Channel. The principal office of Dixie Offshore is in Belle Chasse, Louisiana, in owned facilities.

GOVERNMENTAL REGULATIONS

     General. The Company's marine transportation operations are subject to regulation by the United States Coast Guard, federal laws, state laws and certain international conventions.

     Most of the Company's inland tank barges are inspected by the United States Coast Guard and carry certificates of inspection. The Company's inland and offshore towing vessels and offshore dry-bulk barges are not subject to United States Coast Guard inspection requirements. The Company's offshore towing vessels and offshore dry-bulk barges are built to American Bureau of Shipping ("ABS") classification standards and are inspected periodically by ABS to maintain the vessels in class. The crews employed by the Company aboard vessels, including captains, pilots, engineers, tankermen and ordinary seamen, are licensed by the United States Coast Guard.

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

     Jones Act. The Jones Act is a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, manned by United States citizens, and owned and operated by United States citizens. For corporations to qualify as United States citizens for the purpose of domestic trade, 75% of the corporations' beneficial stockholders must be United States citizens. The Company presently meets all of the requirements of the Jones Act for its owned vessels.

     Compliance with United States ownership requirements of the Jones Act is very important to the operations of the Company, and the loss of Jones Act status could have a significant negative effect for the Company. The Company monitors the citizenship requirements under the Jones Act of its employees and beneficial stockholders, and will take action as necessary to ensure compliance with the Jones Act requirements.

     The requirements that the Company's vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the Coast Guard, and the application of United States labor and tax laws significantly increase the cost of U.S. flag vessels when compared with comparable foreign flag vessels. The Company's business would be adversely affected if the Jones Act was to be modified so as to permit foreign competition that is not subject to the same United States government imposed burdens.

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

     User Taxes. Federal legislation requires that inland marine transportation companies pay a user tax based on propulsion fuel used by vessels engaged in trade along the inland waterways that are maintained by the United States Army Corps of Engineers. Such user taxes are designed to help defray the costs associated with replacing major components of the inland waterway system, such as locks and dams. A significant portion of the inland waterways on which the Company's vessels operate is maintained by the Corps of Engineers.

     The Company presently pays a federal fuel tax of 24.3 cents per gallon, reflecting a 4.3 cents per gallon transportation fuel tax for deficit reduction imposed in October 1993 and a 20 cents per gallon waterway use tax. There can be no assurance that additional user taxes may not be imposed in the future.

ENVIRONMENTAL REGULATIONS

     The Company's operations are affected by various regulations and legislation enacted for protection of the environment by the United States government, as well as many coastal and inland waterway states.

     Water Pollution Regulations. The Federal Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977, the Comprehensive Environmental Response, Compensation and Liability Act of 1981 and the Oil Pollution Act of 1990 ("OPA") impose strict prohibitions against the discharge of oil and its derivatives or hazardous substances into the navigable waters of the United States. These acts impose civil and criminal penalties for any prohibited discharges and impose substantial strict liability for cleanup of these discharges and any associated damages. Certain states also have water pollution laws that prohibit discharges into waters that traverse the state or adjoin the state, and impose civil and criminal penalties and liabilities similar in nature to those imposed under federal laws.

     The OPA and various state laws of similar intent substantially increased over historic levels the statutory liability of owners and operators of vessels for oil spills, both in terms of limit of liability and scope of damages.

     One of the most important requirements under the OPA is that all newly constructed tank barges engaged in the transportation of oil and petroleum in the United States be double hulled, and all existing single hull tank barges be retrofitted with double hulls or phased out of domestic service by 2015.

     The Company manages its exposure to losses from potential discharges of pollutants through the use of well maintained and equipped vessels, the safety, training and environmental programs of the Company, and the Company's insurance program. In addition, the Company uses double hull barges in the transportation of more hazardous chemical substances. There can be no assurance, however, that any new regulations or requirements or any discharge of pollutants by the Company will not have an adverse effect on the Company.

     Financial Responsibility Requirement. Commencing with the Federal Water Pollution Control Act of 1972, as amended, vessels over 300 gross tons operating in the Exclusive Economic Zone of the United States have been required to maintain evidence of financial ability to satisfy statutory liabilities for oil and hazardous substance water pollution. This evidence is in the form of a Certificate of Financial Responsibility ("COFR") issued by the United States Coast Guard. The majority of the Company's tank barges are subject to this COFR requirement, and the Company has fully complied with this requirement since its inception. The Company does not foresee any current or future difficulty in maintaining the COFR certificates under current rules.

     Clean Air Regulations. The Federal Clean Air Act of 1979 ("Clean Air Act") requires states to draft State Implementation Plans ("SIPs") designed to reduce atmospheric pollution to levels mandated by this act. Several SIPs provide for the regulation of barge loading and degassing emissions. The implementation of these regulations requires a reduction of hydrocarbon emissions released into the atmosphere during the loading of most petroleum products and the degassing and cleaning of barges for maintenance or change of cargo. These regulations require operators who operate in these states to install vapor control equipment on their barges. The Company expects that future toxic emission regulations will be developed and will apply this same technology to many chemicals that are handled by barge. Most of the Company's barges engaged in the transportation of petrochemicals, chemicals and refined products are already equipped with vapor control systems. Additionally, in Texas an SIP is being considered with respect to diesel engine exhaust emissions from towboats. The Texas SIP under consideration may require use of low sulfur and emulsified fuel and installation of catalytic convertors on towboat engines. Although a risk exists that new regulations could require significant capital expenditures by the Company and otherwise increase the Company's costs, the Company believes that, based upon the regulations that have been proposed thus far, no material capital expenditures beyond those currently contemplated by the Company and no material increase in costs are likely to be required.

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

     Insurance. The Company's marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of bulk cargo in a marine environment. These hazards include the risk of loss of or damage to the Company's vessels, damage to third parties as a result of collision, fire or explosion, loss or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company's vessels is insured through hull insurance currently insuring approximately $775 million in hull values. Liabilities such as collision, cargo, environmental, personal injury and general liability are insured up to $500 million per occurrence.

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

     Centralized training is provided through the training department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company's operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company's training facility includes state-of-the-art equipment and instruction aids, including a working towboat, tank barge and shore tank facilities. During 2000, approximately 2,300 certificates were issued for the completion of courses at the training facility.

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

                             DIESEL ENGINE SERVICES

     The Company is presently engaged in the overhaul and repair of large medium-speed diesel engines and related parts sales through Kirby Engine Systems, Inc., a wholly owned subsidiary of the Company, and its three wholly owned operating subsidiaries, Marine Systems, Inc. ("Marine Systems"), Engine Systems, Inc. ("Engine Systems") and Rail Systems, Inc. ("Rail Systems"). Through these three operating subsidiaries, the Company sells genuine replacement parts, provides service mechanics to overhaul and repair engines and reduction gears, and maintains facilities to rebuild component parts or entire engines or entire reduction gears. The Company serves the marine market and stand-by power generation market throughout the United States, Pacific Rim and Caribbean, the shortline and industrial railroad markets throughout the United States, other industrial markets such as cement, paper and mining in the Midwest and Southeast, and components of the nuclear industry worldwide. No single customer of the diesel engine services segment accounted for more than 10% of the Company's revenues in 2000, 1999, or 1998. The diesel engine services segment also provides service to the Company's marine transportation segment, which accounted for 3% of the diesel engine services segment's total 2000 revenues, approximately 1% of its revenues for 1999 and 4% in 1998. Such revenues are eliminated in consolidation and not included in the table below.

     In October 2000, Marine Systems completed the acquisition of the Powerway Division of Covington Detroit Diesel-Allison, Inc. ("Powerway") for $1,428,000 in cash. In November 2000, Marine Systems completed the acquisition of West Kentucky Machine Shop, Inc. ("West Kentucky") for an aggregate consideration (before post-closing adjustments) of $6,674,000, consisting of $6,629,000 in cash, the assumption of $20,000 of West Kentucky's existing debt and $25,000 of merger costs. The acquisitions were accounted for using the purchase method of accounting. With the acquisition of Powerway, the Company became the sole distributor of aftermarket parts and service for Alco engines throughout the United States for marine, power generation and industrial applications. With the acquisition of West Kentucky, the Company increased its distributorship capabilities to the marine industry with Falk Corporation ("Falk"), a reduction gear manufacturer, and also became a certified industrial renew center for Falk reduction gears for industrial applications in the Midwest. In October 2000, Engine Systems entered into a distributorship agreement with Cooper Energy Services, Inc. ("Cooper") to become the exclusive worldwide distributor for Enterprise and Cooper-Bessemer KSV engines to the nuclear industry.

     The following table sets forth the revenues for the diesel engine services segment for the periods indicated (dollars in thousands):

                                                YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------
                                         2000            1999            1998
                                     -------------   -------------   -------------
                                     AMOUNTS    %    AMOUNTS    %    AMOUNTS    %
                                     -------   ---   -------   ---   -------   ---
Overhaul and repairs...............  $38,228    55%  $40,139    54%  $43,107    52%
Direct parts sales.................   31,213    45    34,509    46    39,134    48
                                     -------   ---   -------   ---   -------   ---
                                     $69,441   100%  $74,648   100%  $82,241   100%
                                     =======   ===   =======   ===   =======   ===

MARINE OPERATIONS

     The Company is engaged in the overhaul and repair of diesel engines and reduction gears, line boring, block welding services and related parts sales for customers in the marine industry. The Company services tugboats and towboats powered by large diesel engines utilized in the inland and offshore barge industries. It also services marine equipment and offshore drilling equipment used in the offshore petroleum exploration and oil service industry, marine equipment used in the offshore commercial fishing industry and vessels owned by the United States government.

     The Company has marine operations throughout the United States providing in-house and in-field repair capabilities and related parts sales. These operations are located in Chesapeake, Virginia, Houma, Louisiana, Harvey, Louisiana, Seattle, Washington, and two locations in Paducah, Kentucky. The operation based in Chesapeake, Virginia, is an authorized distributor for 17 eastern states and the Caribbean for the Electro-Motive Division of General Motors Corporation ("EMD"). The marine operations based in Houma, Louisiana, Paducah, Kentucky, and Seattle, Washington, are nonexclusive authorized service centers for EMD providing service and related parts sales. All of the marine locations are authorized distributors for Falk reduction gears, and all of the marine locations except for Harvey, Louisiana, are also authorized distributors for Alco engines. The Chesapeake, Virginia, operation concentrates on East Coast inland and offshore dry-bulk, tank barge and harbor docking operators, the United States Coast Guard and aircraft carriers of the United States Navy. The Houma and Harvey, Louisiana, operations concentrate on the inland and offshore barge and oil services industries. The Paducah, Kentucky, operations concentrate on the inland river towboat and barge operators and the Great Lakes carriers. The Seattle, Washington, operation primarily concentrates on the offshore commercial fishing industry, the United States Coast Guard and United States Navy, and other customers in Alaska, Hawaii and the Pacific Rim. The Company's emphasis is on service to its customers, and it can send its crews from any of its locations to service customers' equipment anywhere in the world.

MARINE CUSTOMERS

     The Company's major marine customers include inland and offshore dry-bulk and tank barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities, and the United States Coast Guard and Navy.

     Since the marine business is linked to the relative health of the diesel power tugboat and towboat industry, the offshore supply boat industry, the oil and gas drilling industry, the military and the offshore commercial fishing industry, there is no assurance that its present gross revenues can be maintained in the future. The results of the diesel engine services industry are largely tied to the industries it serves and, therefore, are influenced by the cycles of such industries.

MARINE COMPETITIVE CONDITIONS

     The Company's primary competitors are approximately 10 independent diesel services companies and other EMD authorized distributors and authorized service centers. Certain operators of diesel powered marine equipment also elect to maintain in-house service capabilities. While price is a major determinant in the competitive process, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are significant factors. A substantial portion of the Company's business is obtained by competitive bids. However, the Company has entered into preferential service agreements with certain large operators of diesel powered marine equipment. These agreements provide such operators with one source of support and service for all of their requirements at pre-negotiated prices.

     Many of the parts sold by the Company are generally available from other service providers, but the Company is one of a limited number of authorized resellers of EMD parts. The Company is also the only marine distributor for Falk reduction gears and the only distributor for Alco engines throughout the United States. Although the Company believes it is unlikely, termination of its distributorship relationship with EMD or its authorized service center relationships with other EMD distributors could adversely affect its business.

POWER GENERATION AND INDUSTRIAL OPERATIONS

     The Company is engaged in the overhaul and repair of diesel engines and reduction gears, line boring, block welding service and related parts sales for power generation and industrial customers. The Company is also engaged in the sale and distribution of parts for diesel engines and governors to the nuclear industry. The Company services users of diesel engines that provide standby, peak and base load power generation, as well as users of industrial reduction gears such as the cement, paper and mining industries.

     The Company has power generation and industrial operations providing in-house and in-field repair capabilities and safety-related products to the nuclear industry. These operations are located in Rocky Mount, North Carolina, Medley and Bartow, Florida, Harvey, Louisiana, Seattle, Washington, and two locations in Paducah, Kentucky. The operations based in Rocky Mount, North Carolina, and Medley, Florida, are EMD authorized distributors for 17 eastern states and the Caribbean for power generation and industrial applications, and provide in-house and in-field service. The Rocky Mount operation is also the exclusive worldwide distributor of EMD products to the nuclear industry, the exclusive United States distributor for Woodward Governor ("Woodward") products to the nuclear industry and the exclusive worldwide distributor of Cooper products to the nuclear industry. The Paducah, Kentucky, operations are a certified industrial renew center for Falk, and provide in-house and in-field repair services for industrial reduction gears in the Midwest. The operations based in Bartow, Florida, and Harvey, Louisiana, also provide in-house and in-field industrial reduction gear repair services; however, they are not certified industrial renew centers. The Seattle, Washington, operation provides in-house and in-field repair services for Alco engines located on the West Coast and the Pacific Rim.

POWER GENERATION AND INDUSTRIAL CUSTOMERS

     The Company's major power generation customers are Miami-Dade County, Florida Water and Sewer Authority, Progress Energy and the worldwide nuclear power industry. The Company's major industrial customers include the cement, paper and mining industries in the Midwest and southeast United States.

POWER GENERATION AND INDUSTRIAL COMPETITIVE CONDITIONS

     The Company's primary competitors are other independent diesel services companies and industrial reduction gear repair companies and manufacturers. While price is a major determinant in the competitive process, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are significant factors. A substantial portion of the Company's business is obtained by competitive bids. The Company has entered into preferential service agreements with certain large operators of diesel powered generation equipment, providing such operations with one source of support and service for all of their requirements at pre-negotiated prices.

     The Company is also the exclusive distributor of EMD and Cooper parts for the nuclear industry worldwide and Woodward parts for the domestic nuclear industry. Specific regulations relating to equipment used in nuclear power generation require extensive testing and certification of replacement parts. Non-genuine parts and parts not properly tested and certified cannot be used in the nuclear applications.

ENGINE DISTRIBUTION AGREEMENT

     Engine Systems has an agreement with Stewart & Stevenson Services, Inc., allowing Stewart & Stevenson to sell EMD engines within Engine Systems' distributorship territory encompassing 17 eastern states and the Caribbean. Engine Systems receives an annual fee based on sales within the distributorship territory.

RAIL OPERATIONS

     The Company is engaged in the overhaul and repair of locomotive diesel engines and the sale of replacement parts for locomotives serving the shortline and industrial railroads within the continental United States. The Company serves as an exclusive distributor for EMD providing replacement parts, service and support to these markets. EMD is the world's largest manufacturer of diesel-electric locomotives, a position it has held for over 70 years.

RAIL CUSTOMERS

     Shortline railroads have been a growing component of the United States railroad industry since deregulation of the railroads in the 1970's. Generally, shortline railroads have been created through the divestiture of branch routes from other major railroad systems. Currently, about 500 shortline railroads in the United States operate approximately 2,400 EMD engines. Approximately 280 United States industrial users operate approximately 1,300 EMD engines. Generally, the EMD engines operated by the shortline and industrial users are older and, therefore, may require more maintenance.

RAIL COMPETITIVE CONDITIONS

     As an exclusive United States distributor for EMD parts, the Company provides all EMD parts sales to these markets, as well as providing rebuild and service work. There are several other companies providing service for shortline and industrial locomotives. In addition, the industrial companies, in some cases, provide their own service.

EMPLOYEES

     Marine Systems, Engine Systems and Rail Systems together have approximately 250 employees.

PROPERTIES

     The principal offices of the diesel engine services segment are located in Houma, Louisiana. The Company also operates 10 parts and service facilities that are located in Chesapeake, Virginia, Rocky Mount, North Carolina, Medley, Florida, Bartow, Florida, two facilities in Houma, Louisiana, Harvey, Louisiana, Seattle, Washington, and two in Paducah, Kentucky. All of these facilities are located on leased property except the Houma, Louisiana, facilities that are situated on approximately seven acres of Company owned land.

                                   INSURANCE

     Effective September 30, 1998, the Company sold its remaining 45% voting common stock interest and its non-voting preferred stock interest in Universal Insurance Company ("Universal") for $36,000,000 in cash. Universal, a property and casualty insurance company in the Commonwealth of Puerto Rico, was formed by the Company in 1972. In September 1992, the Company merged Universal with Eastern America Insurance Company ("Eastern America"), a subsidiary of Eastern America Insurance Group, Inc. ("Eastern America Group"). In accordance with a shareholders' agreement among the Company, Universal and Eastern America Group, through redemption rights, Universal had the obligation to purchase the Company's entire interest in Universal gradually, over a 15-year period. The sale was closed on October 7, 1998, and the cash proceeds were used to reduce the outstanding balance under the Company's revolving credit agreement.

     Under an anticipated redemption schedule, the Company would have received a stream of cash payments between 1998 and the year 2008 totaling $62,000,000. The $36,000,000 received represented the present value of the payment stream. Including prior redemptions and the final sale, the Company received total payments of $58,000,000 for its interest in Universal.

INSURANCE OPERATION

     The Company has utilized and continues to utilize a Bermuda domiciled wholly owned insurance subsidiary, Oceanic Insurance Limited ("Oceanic"), to provide certain insurance and reinsurance for the Company and its marine transportation and diesel engine services subsidiaries and affiliated entities.

ITEM 2. PROPERTIES

     The information appearing in Item 1 is incorporated herein by reference. The Company and Kirby Inland Marine currently occupy leased office space at 55 Waugh Drive, Suite 1000, Houston, Texas, under a lease that expires in April 2006. The Company believes that its facilities at 55 Waugh Drive are adequate for its needs and additional facilities would be available if required.

ITEM 3. LEGAL PROCEEDINGS

     On January 9, 2001, the U.S. Environmental Protection Agency ("EPA"), in conjunction with other federal and state law enforcement officials, executed a warrant to seize records pertaining to the dry-cargo barge cleaning operations of a subsidiary of the Company located in Highlands, Texas. The dry-cargo barges cleaned last carried cargoes such as grain, coal, steel and other dry-bulk commodities. Based on the information available at present to the Company, the EPA is investigating possible violations of the Clean Water Act by the subsidiary. The Company is cooperating with federal and state officials in the investigation. As the investigation is in its preliminary stage, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

     In August 2000, the Company and four affiliates were among a large group of companies that received a request for information from the EPA pursuant to
Section 104 of the Comprehensive Environmental Response, Compensation and Liability Act concerning a potential Superfund site, the Palmer Barge Line Site, located in Port Arthur, Texas. In October 2000, the Company submitted its response to the EPA's request. Based on the information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

     In addition, the Company is involved in various legal and other proceedings which are incidental to the conduct of its business, none of which in the opinion of management will have a material effect on the Company's financial condition, results of operations or cash flows. Management has recorded necessary reserves and believes that it has adequate insurance coverage or has meritorious defenses for these other claims and contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 2000, no matter was submitted to a vote of security holders through solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

NAME                                         AGE              POSITIONS AND OFFICES
----                                         ---              ---------------------
C. Berdon Lawrence.........................  58    Chairman of the Board of Directors
J. H. Pyne.................................  53    President, Director and Chief Executive
                                                   Officer
Norman W. Nolen............................  58    Executive Vice President, Chief Financial
                                                     Officer, Treasurer and Assistant
                                                     Secretary
Mark R. Buese..............................  45    Senior Vice President -- Administration
Jack M. Sims...............................  58    Vice President -- Human Resources
Connie C. Power............................  42    Vice President -- Corporate Operations
Howard G. Runser...........................  50    Vice President -- Information Technology
G. Stephen Holcomb.........................  55    Vice President, Controller and Assistant
                                                     Secretary
Steven P. Valerius.........................  46    President -- Kirby Inland Marine, Inc.
Dorman L. Strahan..........................  44    President -- Kirby Engine Systems, Inc.

     No family relationship exists among the executive officers or among the executive officers and the directors. Officers are elected to hold office until the annual meeting of directors, which immediately follows the annual meeting of stockholders, or until their respective successors are elected and have qualified.

     C. Berdon Lawrence holds an M.B.A. degree and a B.B.A. degree in business administration from Tulane University. He has served the Company as Chairman of the Board since October 1999. Prior to joining the Company in October 1999, he served for 30 years as President of Hollywood Marine, an inland tank barge company of which he was the founder and principal shareholder and which was acquired by the Company in October 1999.

     J. H. Pyne holds a degree in liberal arts from the University of North Carolina and has served as President and Chief Executive Officer of the Company since April 1995. He has served the Company as a Director since 1988. He served as Executive Vice President of the Company from 1992 to April 1995 and as President of Kirby Inland Marine from 1984 to November 1999. He also served in various operating and administrative capacities with Kirby Inland Marine from 1978 to 1984, including Executive Vice President from January to June 1984. Prior to joining the Company, he was employed by Northrop Services, Inc. and served as an officer in the United States Navy.

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

     Mark R. Buese holds a degree in business administration from Loyola University and has served the Company as Senior Vice President -- Administration since October 1999. He served the Company or one of its subsidiaries as Vice President -- Administration from 1993 to October 1999. He also served as Vice President of Kirby Inland Marine from 1985 to 1999 and served in various sales, operating and administrative capacities with Kirby Inland Marine from 1978 through 1985.

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

     Connie C. Power holds a degree in marketing and transportation from the University of South Alabama. She has served the Company as Vice
President -- Corporate Operations since January 2000. Prior to joining the Company in October 1999, she served as Vice President -- Administration of Hollywood Marine. Prior to joining Hollywood Marine in 1986, she was employed by National Marine, Inc.

     Howard G. Runser holds an M.B.A. degree from Xavier University and a Bachelor of Science degree from Penn State University. He has served the Company as Vice President -- Information Technology since January 2000. He is a Certified Data Processor and a Certified Computer Programmer. Prior to joining the Company in January 2000, he was Vice President of Financial Information Systems for Petroleum Geo-Services, and previously held management positions with Weatherford International, Inc. and Compaq Computer Corporation.

     G. Stephen Holcomb holds a degree in business administration from Stephen
F. Austin State University and has served the Company as Vice President, Controller and Assistant Secretary since January 1989. He also served as Controller from 1987 through 1988 and as Assistant Controller from 1976 through 1986. Prior to that, he was Assistant Controller of Kirby Industries from 1973 to 1976. Prior to joining the Company, he was employed by Cooper Industries, Inc.

     Steven P. Valerius holds a J.D. degree from South Texas College of Law and a degree in business administration from the University of Texas. He has served the Company as President of Kirby Inland Marine since November 1999. Prior to joining the Company in October 1999, he served as Executive Vice President of Hollywood Marine. Prior to joining Hollywood Marine in 1979, he was employed by KPMG LLP.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated:

                                                                  SALES PRICE
                                                              --------------------
                                                               HIGH          LOW
                                                              ------        ------
2001
  First Quarter (through March 2, 2001).....................  $22.19        $19.26
2000
  First Quarter.............................................   20.50         17.63
  Second Quarter............................................   24.63         19.63
  Third Quarter.............................................   24.00         19.00
  Fourth Quarter............................................   21.00         17.25
1999
  First Quarter.............................................   20.00         16.75
  Second Quarter............................................   21.50         17.81
  Third Quarter.............................................   22.38         18.19
  Fourth Quarter............................................   20.69         16.50

     As of March 5, 2001, the Company had 24,026,370 outstanding shares held by approximately 1,100 stockholders of record.

     The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Since 1989, the Company has not paid any dividends on its common stock.

     The common stock issued by the Company in the acquisition of Hollywood Marine was not registered under the Securities Act of 1933 (the "Act") in reliance on an exemption from registration under Section 4(2) of the Act and Regulation D promulgated thereunder. Hollywood Marine was a closely held company and the Hollywood Marine merger was a privately negotiated transaction without any general solicitation or advertising. The shareholders of Hollywood Marine who received the Company's common stock represented to the Company that they were all "accredited investors" (as defined in Regulation D) who were acquiring the Company's stock for investment and acknowledged that there would be restrictions on transfer of the shares received in the merger.

ITEM 6. SELECTED FINANCIAL DATA

     The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2000. The offshore tanker and harbor service operations' financial results for 1997 have been accounted for as discontinued operations and the 1996 financial statements have been restated. The information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company and the Financial Statements included under Item 8 elsewhere herein (in thousands, except per share amounts):

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2000     1999(*)    1998(*)      1997     1996(*)
                                          --------   --------   --------   --------   --------
Revenues:
  Marine transportation.................  $443,203   $290,956   $244,839   $256,108   $249,594
  Diesel engine services................    69,441     74,648     82,241     79,136     70,422
                                          --------   --------   --------   --------   --------
                                          $512,644   $365,604   $327,080   $335,244   $320,016
                                          ========   ========   ========   ========   ========
Net earnings from continuing
  operations............................  $ 34,113   $ 21,441   $ 10,109   $ 22,705   $ 21,208
                                          --------   --------   --------   --------   --------
Discontinued operations:
  Earnings from discontinued operations,
     net of income taxes................        --         --         --      2,943      6,021
  Estimated loss on sale of discontinued
     operations, net of income taxes....        --         --         --     (3,966)        --
                                          --------   --------   --------   --------   --------
                                                --         --         --     (1,023)     6,021
                                          --------   --------   --------   --------   --------
          Net earnings..................  $ 34,113   $ 21,441   $ 10,109   $ 21,682   $ 27,229
                                          ========   ========   ========   ========   ========
Earnings (loss) per share of common
  stock:
  Basic:
     Continuing operations..............  $   1.40   $   1.01   $    .46   $    .93   $    .83
     Discontinued operations............        --         --         --       (.04)       .24
                                          --------   --------   --------   --------   --------
                                          $   1.40   $   1.01   $    .46   $    .89   $   1.07
                                          ========   ========   ========   ========   ========
  Diluted:
     Continuing operations..............  $   1.39   $   1.01   $    .46   $    .92   $    .82
     Discontinued operations............        --         --         --       (.04)       .24
                                          --------   --------   --------   --------   --------
                                          $   1.39   $   1.01   $    .46   $    .88   $   1.06
                                          ========   ========   ========   ========   ========
  Weighted average shares outstanding:
     Basic..............................    24,401     21,172     21,847     24,381     25,555
     Diluted............................    24,566     21,293     22,113     24,594     25,781

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            2000     1999(*)    1998(*)      1997     1996(*)
                                          --------   --------   --------   --------   --------
Property and equipment, net.............  $453,807   $451,851   $256,899   $272,384   $277,622
Total assets............................  $749,268   $753,397   $390,299   $517,959   $524,530
Long-term debt..........................  $293,372   $321,607   $142,885   $154,818   $181,950
Stockholders' equity....................  $262,649   $240,036   $141,040   $218,269   $205,754

---------------

(*) Comparability with prior periods is affected by the following: the purchase of the assets of MKW in July 1996; the sale of the Company's remaining interest in Universal effective September 30, 1998; and the purchase of the stock of Hollywood Marine effective October 12, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements contained in this Form 10-K that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue," or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-K could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, fog and ice, marine accidents, lock delays, construction of new equipment by competitors, including construction with government assisted financing, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company.

     On October 12, 2000, the Company's subsidiary, Marine Systems, completed the acquisition of Powerway for $1,428,000 in cash. On November 1, 2000, Marine Systems completed the acquisition of West Kentucky for an aggregate consideration (before post-closing adjustments) of $6,674,000, consisting of $6,629,000 in cash, the assumption of $20,000 of West Kentucky's existing debt and $25,000 in merger costs.

     On October 12, 1999, the Company completed the acquisition of Hollywood Marine by means of a merger of Hollywood Marine into Kirby Inland Marine. Pursuant to the Agreement and Plan of Merger, the Company acquired Hollywood Marine for an aggregate consideration of $320,788,000, consisting of $89,586,000 in common stock (4,384,000 shares at $20.44 per share), $128,658,000 in cash, the assumption and refinancing of $99,185,000 of Hollywood Marine's existing debt and $3,359,000 of merger costs. A final post-closing working capital adjustment was completed on February 29, 2000, for an additional $1,802,000 in common stock (88,000 shares at $20.44 per share). The final total purchase consideration for Hollywood Marine was $322,590,000. C. Berdon Lawrence was the principal shareholder of Hollywood Marine. Hollywood Marine's operations were included as part of the Company's operations effective October 12, in accordance with the purchase method of accounting. Goodwill is being amortized over 30 years.

     In February 2001, the Company announced that it had entered into a long-term lease with a subsidiary of Dow for 94 inland tank barges. The 94 inland tank barges are all double hull and have a total capacity of 1,335,000 barrels. The inland tank barges were acquired by Dow as part of the recent merger between Union Carbide and Dow. The Company currently has a long-term contract with Dow to provide for Dow's bulk liquid inland marine transportation requirements throughout the U.S. inland waterway system. With the merger between Union Carbide and Dow, the Company's long-term contract with Dow was amended to provide for Union Carbide's bulk liquid inland marine transportation requirements.

RESULTS OF OPERATIONS

     The Company reported net earnings of $34,113,000, or $1.39 per share, on revenues of $512,644,000 for 2000, compared with net earnings of $21,441,000, or $1.01 per share, on revenues of $365,604,000 for 1999 and net earnings of $10,109,000, or $.46 per share, on revenues of $327,080,000 for 1998.

     Marine transportation revenues for 2000 totaled $443,203,000, or 86% of total revenues, compared with $290,956,000, or 80% of total revenues for 1999 and $244,839,000, or 75% of total revenues for 1998. Diesel engine services revenues for 2000 totaled $69,441,000, or 14% of total revenues, compared with $74,648,000, or 20% of total revenues for 1999 and $82,241,000, or 25% of total revenues for 1998.

     The Company reported net gains from the disposition of assets of $1,161,000 in 2000, $64,000 in 1999 and $3,517,000 in 1998. The net gains were predominately from the sale of marine equipment. The $1,161,000 net gain in 2000 was primarily from the sale of four inland towboats and the scrapping of six single-hull tank barges. The sale of the towboats was part of the Company's ongoing efforts to optimize horsepower requirements. The $3,517,000 net gain in 1998 included a $3,900,000 gain from the sale of an offshore liquid tank barge and tug unit, and a $400,000 loss from the scrapping of two ammonia barges and other equipment.

     The 2000 and 1999 results included merger related charges of $199,000 and $4,502,000, or $130,000 and $2,912,000 after taxes, or $.01 and $.14 per share, respectively, associated with the acquisition of Hollywood Marine. The charges are more fully described below.

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

     The 1998 results included an impairment write-down in the carrying value of an offshore tank barge and tug unit totaling $8,333,000, $5,416,000 after taxes, or $.24 per share. The impairment is more fully described below.

     For purposes of this Management's Discussion, all earnings (loss) per share are "Diluted earnings (loss) per share." The weighted average number of common shares applicable to diluted earnings (loss) for 2000, 1999 and 1998 were 24,566,000, 21,293,000 and 22,113,000, respectively. The increase in the weighted average number of common shares for 2000 compared with 1999 and 1998 primarily reflects the issuance of common stock for the Hollywood Marine acquisition in October 1999, partially offset by open market stock repurchases during 2000.

MARINE TRANSPORTATION

     The Company, through its marine transportation segment, is a provider of marine transportation services, operating a fleet of 871 inland tank barges and 215 inland towing vessels, transporting industrial chemicals and petrochemicals, refined petroleum products, black oil products and agricultural chemicals along the United States inland waterways. The marine transportation segment also operates one offshore dry-bulk barge and tugboat unit. The segment serves as managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The partnership is accounted for under the equity method of accounting.

  Marine Transportation Revenues

     The marine transportation segment reported 2000 revenues of $443,203,000, a 52% increase compared with $290,956,000 reported for the 1999 year and an increase of 81% compared with $244,839,000 reported for the 1998 year. The 2000 year included a full year of revenues from Hollywood Marine and the 1999 year included revenues from Hollywood Marine beginning October 12, the date of acquisition. Revenues on a pro forma basis, combining the Company and Hollywood Marine for 1999 and 1998, were $422,412,000 and $412,174,000, respectively.

  2000 Marine Transportation Revenues

     Revenues for 2000, as noted above, totaled $443,203,000, or 52% over 1999 revenues, primarily reflecting a full year of revenues from Hollywood Marine, acquired in October 1999. The segment operates under long-term contracts, short-term contracts and spot transactions for the movement of bulk liquid products. During the 2000 year, approximately 70% of movements were under term contracts and 30% were spot market movements.

     During the first half of 2000, chemical and petrochemical movements were strong, reflecting the strong economy. During the second half of the year, and specifically the fourth quarter, demand for the movements of chemicals and petrochemicals softened, the result of a slowing economy and inventory adjustments. Refined product movements to the Midwest were strong in the 2000 first half, were unseasonably soft in the third quarter and returned to expected levels in the fourth quarter. During the 2000 third quarter, refined product movements declined earlier than the typical slowdown after the Labor Day holiday. Fertilizer movements were unseasonably strong in the 2000 first quarter, the result of low inventory levels in Midwest terminals, and at expected levels for the balance of the year. Black oil and pressure product movements were at expected levels for the 2000 year.

     During the 2000 year, contract renewals were generally at modestly higher rates. Spot market rates trended upward to record high levels during the 2000 first half, the result of strong transportation markets. In the 2000 second half, spot market rates declined approximately 10% from their record high levels due to the decline in refined product movements and the softness in chemical and petrochemical movements. At the end of 2000, spot market rates were approximately 5% higher than levels at the end of 1999.

     The 2000 first quarter and fourth quarter were negatively impacted by seasonal weather. Low water conditions on the Mississippi River System in the 2000 first, third and fourth quarters resulted in longer transit times, as well as restricted drafts requiring the light loading of product for upriver movements, negatively impacting revenues. Weather and water conditions for the 2000 second quarter were favorable.

  1999 Marine Transportation Revenues

     Revenues for 1999 increased 19% over 1998 revenues, including revenues from Hollywood Marine since the date of acquisition. During 1999, revenues reflected a modest continual upward trend in spot market rates and contract renewals were generally at modestly higher rates. During the first nine months of 1999, approximately 75% of movements were under term contracts and 25% were spot transactions. After the acquisition of Hollywood Marine, approximately 70% of movements were under term contracts and 30% were spot movements. Hollywood Marine movements were approximately 60% contract and 40% spot market.

     During the 1999 year, chemical and petrochemical movements remained strong. Refined product movements, more seasonal in nature, were strong during the summer months and steady during the non-summer months. Liquid fertilizer and ammonia movements fell below normal expectations during the first nine months; however, movements rebounded during the fourth quarter to more normal levels. Overproduction of nitrogen in 1998 and early 1999, coupled with a 30-year low corn price level, deterred farmers from planting corn and resulted in high inventory levels of liquid fertilizer in the Midwest. Producers curtailed production for most of 1999, resulting in decreased shipments of liquid fertilizer into the Midwest. Black oil shipments, a product line acquired with the October 1999 Hollywood Marine acquisition and more seasonal in nature, were negatively impacted by warm weather in October and November.

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

  1998 Marine Transportation Revenues

     Revenues for the 1998 year totaled $244,839,000, a decrease of 4% compared with $256,108,000 reported for the 1997 year. During 1998, revenues benefited from a continued upward trend in spot market rates and contract renewals were generally at higher rates. During 1998, approximately 80% of movements were under term contracts and 20% were spot market transactions. Chemical and petrochemical volumes increased gradually from 1997 levels, while refined product movements and liquid fertilizer movements declined slightly. Both refined product and liquid fertilizer movements were negatively impacted by increased volumes produced in Midwest facilities, reducing ton miles moved during 1998 versus 1997.

     During the 1998 year, the Company experienced numerous navigational delays, primarily weather related. During September 1998, the Company was negatively impacted by two hurricanes and one tropical storm along the Gulf of Mexico, significantly reducing fleet efficiency. Loss of revenues due to the storm events was estimated at $600,000 and additional operating expenses incurred were estimated at $400,000. The effects of the three storm events reduced the segment's net earnings by an estimated $.02 to $.03 per share. During the 1998 fourth quarter, navigational delays also negatively impacted revenues and increased operating expenses. Delays were experienced in numerous areas of operations at various times during the quarter, the results of heavy rains in Southeast and Central Texas, flooding on the Arkansas River, and low water on the Ohio River. The delays increased transit time, thereby reducing operating efficiencies.

     In October 1998, the Company sold two offshore tank barge and tug units, exiting the market for the coastwise transportation of liquid petroleum products. One of the units was fully employed through September 1998 and the other unit was employed only through July 1998. The 1998 year reflected revenues of $4,509,000 from the units before their sale.

  Marine Transportation Costs and Expenses

     Costs and expenses, excluding interest expense and merger related charges, for the segment for the 2000 year totaled $365,103,000, up 50% compared with costs and expenses, excluding interest expense and merger related charges, of $243,431,000 for the 1999 year. The 2000 costs and expenses were up 76% compared with the 1998 costs and expenses, excluding interest expense and the impairment of a long-lived asset, of $207,178,000. The 2000 and the 1999 costs and expenses include the expenses of Hollywood Marine since the date of acquisition. Each year reflected higher equipment costs, health and welfare costs, and inflationary increases in costs and expenses. Specific events, which affected the costs and expenses for each of the last three years, are more fully described below.

  2000 Marine Transportation Costs and Expenses

     During 2000, and particularly the third quarter, the segment experienced increased fuel costs to operate its inland towboats. The average price per gallon consumed in the 2000 first through fourth quarters was 79 cents, 78 cents, 93 cents and 96 cents, respectively, significantly higher than the average price per gallon consumed of approximately 48 cents during the 1999 year. The segment's term contracts contain fuel escalation clauses allowing increases and decreases in fuel to be passed through or credited to the customers. Generally, there is a 30 to 90 day delay before contracts are adjusted for fuel costs. The significant hike in fuel costs in the 2000 third quarter reduced the Company's net earnings for that quarter by an estimated $.02 per share. However, the majority of the increased fuel costs were recovered in the 2000 fourth quarter.

     The 2000 year also included additional administrative expenses associated with the integration of the Company's and Hollywood Marine's accounting, information and dispatching systems. The segment also incurred additional training expenses during the 2000 year, associated with the hiring and training of entry level vessel personnel in order to maintain adequate crewing for the vessels in a very tight afloat labor market.

  1999 Marine Transportation Costs and Expenses

     Costs and expenses for the 1999 year included the full year's impact of an overall 20% afloat wage increase implemented during 1998, the result of a tight afloat labor market. During 1998, the segment increased afloat compensation by 6% effective March 1 and by 11% effective August 1, as well as increased longevity pay, trip pay, travel pay and mileage reimbursement. The overall 20% afloat wage increase was necessary not only to retain current employees, but also to increase compensation to levels that were competitive with other industries so as to attract new afloat personnel. Afloat wages for the 1999 year increased approximately $6,900,000 compared with 1998 as a result of the overall 20% wage increase and the Hollywood Marine acquisition. During 1999, the segment benefited from lower maintenance costs compared with 1998. Shipyard rates were lower due to less demand from the offshore oil service industry, a traditional heavy user of shipyard space. The marine transportation segment also benefited from continued costs savings from its ongoing cost reduction procurement program. The 1998 year also included $3,600,000 of costs and expenses associated with revenues generated by the two offshore tank barge and tug units which were sold in October 1998.

  1998 Marine Transportation Costs and Expenses

     As stated above, afloat wages during 1998 were increased by an overall 20%, which increased labor costs approximately $4,500,000 when compared with the 1997 year. In addition, during 1998, due to afloat labor shortages, the segment incurred approximately $900,000 of additional costs associated with hiring outside labor, principally tankermen.

     During 1998, costs and expenses reflected higher maintenance costs as compared with the 1997 year. The higher maintenance costs were due to competing for shipyard space with companies participating in the strong offshore oil service industry in the Gulf of Mexico. During the 1998 second half, such competition diminished due to the decline in oil service activities.

     The 1998 year also included an impairment of a long-lived asset of $8,333,000. The carrying value of an offshore tank barge and tugboat unit was written down in the 1998 third quarter in accordance with SFAS 121. The unit was sold on October 30, 1998, for a price approximating the revised carrying value of the unit.

  Marine Transportation Operating Income

     Operating income for the segment for the 2000 year totaled $78,100,000, a 64% increase compared with 1999 operating income of $47,525,000 and 107% higher than the 1998 year's operating income of $37,661,000, before the $8,333,000 impairment charge noted above. The operating margin for the segment was 17.6% for 2000, 16.3% for 1999 and 15.4% for 1998.

  Marine Transportation Equity in Earnings of Marine Affiliates

     Equity in earnings of marine affiliates consisted primarily of a 35% owned offshore marine partnership in 2000 and the 35% owned and a 50% owned offshore marine partnership for 1999 and 1998. Equity in earnings totaled $3,394,000 for the 2000 year, up 59% from equity in earnings of $2,136,000 for 1999 and up 259% from equity in earnings of $946,000 for 1998.

     During 2000, 1999 and 1998, the four offshore dry-cargo barge and tugboat units owned through the 35% owned partnership were generally fully employed under the partnership's coal and rock contracts. During the 1999 and 1998 fourth quarters, the carrying value of an offshore dry-cargo barge and tugboat unit owned through the 50% owned partnership was reduced by $2,130,000 ($1,065,000 to the Company) and $5,900,000 ($2,950,000 to the Company), respectively. The impairments, in accordance with SFAS No. 121, were recorded as reductions in equity in earnings of marine affiliates. The impairment in 1998 was recognized when the future undiscounted cash flows of the unit were estimated to be insufficient to recover the unit's carrying value. The 1999 impairment was recognized when the Company executed a contract to sell the tugboat at a price less than its current carrying value, and the barge was written down to a fair value based on the current market value of similar equipment. The barge was sold in June 2000 at a price approximating the then current carrying value.

DIESEL ENGINE SERVICES

     The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair large medium-speed diesel engines and reduction gears, and maintains facilities to rebuild component parts or entire large medium-speed diesel engines or entire reduction gears. The segment services the marine, power generation and industrial, and shortline and industrial railroad markets.

  Diesel Engine Services Revenues

     The segment reported 2000 revenues of $69,441,000, a decrease of 7% compared with $74,648,000 reported for the 1999 year and a decrease of 16% compared with $82,241,000 reported for the 1998 year.

  2000 Diesel Engine Services Revenues

     Revenues for 2000, as noted above, totaled $69,441,000, or 7% under 1999 revenues. During 2000, the segment experienced softness in its East Coast engine rebuild market, as well as its Midwest marine and industrial rail application markets. On a positive note, the segment benefited from stronger service work and parts sales to the Gulf of Mexico oil and gas services market, a market which had been depressed since mid 1998.

  1999 Diesel Engine Services Revenues

     The 9% decrease in revenues for 1999 compared with 1998 was principally due to the continued depressed Gulf Coast oil and gas services markets and the sale of the power control business line in September 1998, which generated approximately $5,100,000 of 1998 revenues through the date of sale. In the 1999 first six months, strong Midwest and East Coast engine overhauls and parts sales partially offset the weak Gulf Coast market, as Gulf Coast mechanics were dispatched to the strong markets to meet the increased demands of those markets. During the 1999 second half, the Midwest and East Coast demands returned to normal, resulting in the reduction in overall revenues for 1999 compared with 1998. In addition, the segment's shortline and industrial railroad markets continued to experience slower activity levels during the 1999 year when compared with 1998.

  1998 Diesel Engine Services Revenues

     Revenues for the 1998 year totaled $82,241,000, a 4% increase compared with $79,136,000 for the 1997 year. The 4% increase was primarily due to a strong demand nationwide for direct parts sales. For the 1998 first half, the Gulf Coast market remained strong due to the strong oil and gas services activity in the Gulf of Mexico. During the 1998 second half, the Gulf Coast market did experience a modest decline in activities as the Gulf of Mexico oil and gas services market subsided. The East Coast, Midwest and West Coast markets remained positive, supported by the strong overall economy. In September 1998, the segment exited the power control business line. The segment reported revenues from that line of $5,100,000 during 1998 compared with $6,600,000 for 1997.

  Diesel Engine Services Costs and Expenses

     Costs and expenses, excluding interest expense, for the segment for 2000 totaled $62,486,000, a decrease of 7% compared with $67,519,000 for 1999 and a decrease of 16% compared with $74,191,000 for 1998. The 2000 decrease compared with 1999 and 1998 reflected the decline in business from the segment's East Coast engine rebuild market and rail market. The 1999 decrease compared with 1998 reflected the decline in business from the segment's Gulf Coast market and the sale of the power control portion of the business in 1998.

  Diesel Engine Services Operating Income

     Operating income for the segment for 2000 was $6,955,000, a decrease of 2% compared with $7,129,000 for 1999 and 14% lower than the 1998 operating income of $8,050,000. Operating margin for the segment was 10.0% for 2000, 9.6% for 1999 and 9.8% for 1998.

MERGER RELATED CHARGES

     In connection with the acquisition of Hollywood Marine, the Company recorded $4,502,000 of pre-tax merger related charges ($2,912,000 after taxes, or $.14 per share) in the fourth quarter of 1999 to combine the acquired operations with those of the Company. Such charges were as follows (in thousands):

Severance for Company employees.............................   $2,061
Exit of insurance mutual....................................      870
Corporate headquarters lease abandonment....................    1,571
                                                               ------
                                                               $4,502
                                                               ======

     The cash portion of the merger related charge totaled $3,248,000. The non-cash portion of the charges consisted of $748,000 for the write-off of the Company's leasehold improvements of its former corporate headquarters and $506,000 for severance pay for changes in stock option terms.

     In 2000, the Company recorded additional merger related charges of $199,000, consisting of a $482,000 ($313,000 after taxes, or $.01 per share) charge in June associated with the termination of the corporate headquarter's lease and a $283,000 ($184,000 after taxes, or $.01 per share) credit in December to reduce the current estimates of remaining expenditures.

     The Company expects that the accrued severance remaining will be paid in June 2001. The remaining corporate headquarters reserve for lease abandonment was paid in January 2001.

PROPERTY AND CASUALTY INSURANCE

     Effective September 30, 1998, the Company sold its remaining 45% voting common stock interest and its non-voting preferred stock interest in Universal for $36,000,000 in cash. Universal, a property and casualty insurance company in the Commonwealth of Puerto Rico, was formed by the Company in 1972. In September 1992, the Company merged Universal with Eastern America, a subsidiary of Eastern America Group. In accordance with a shareholders agreement among the Company, Universal and Eastern America Group, through redemption rights, Universal had the obligation to purchase the Company's entire interest in Universal gradually, over a 15-year period. The sale was closed on October 7, 1998, with the cash proceeds used to reduce the Company's revolving line of credit.

     Under an anticipated redemption schedule, the Company would have received a stream of cash payments between 1998 and the year 2008 totaling $62,000,000. The $36,000,000 received represented the present value of the payment stream. Including prior redemptions and the final sale, the Company received total payments of $58,000,000 for its interest in Universal.

     The Company recognized, during the 1998 third quarter, a pre-tax loss for financial purposes of $10,536,000 on the Universal transaction. The investment in Universal, accounted for under the equity method of accounting, was based on the estimated receipt of $62,000,000 of redemption payments over the next 11 years and the recording of the remaining built-in gain on the sale.

     The amount recorded as equity in earnings for the Company's investment in Universal was influenced by anticipated future redemptions by Universal of its common stock. The Company also had a 100% ownership in Universal's non-voting preferred stock. Because the preferred stock was collateralized by a separate portfolio of U.S. Treasury Securities, the Company accounted for this preferred stock under SFAS No. 115. Therefore, the interest earned, as well as the realized gains from the sale of U.S. Treasury Securities collateralizing the preferred stock, were included as part of equity in earnings of the insurance affiliate. During 1998, the Company recorded $790,000 of interest earned from its investment in U.S. Treasury Securities.

     For 1998, in addition to the loss on the sale of the remaining interest in Universal as noted above, the Company recorded equity in earnings from Universal of $1,325,000 for the first nine months of 1998.

INTEREST EXPENSE

     Interest expense for 2000 totaled $23,917,000, compared with $12,838,000 in 1999 and $11,898,000 in 1998. The 86% increase for 2000 over 1999 primarily reflected interest expense on the borrowings to finance the Hollywood Marine acquisition since October 12, 1999, the date of the acquisition, and treasury stock repurchases. The average debt and average interest rate for 2000 were $320,955,000 and 7.5%, compared with $172,394,000 and 7.5% for 1999 and
$161,130,000 and 7.4% for 1998, respectively.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

  Balance Sheet

     Total assets as of December 31, 2000 were $749,268,000, a decrease of 1% compared with $753,397,000 as of December 31, 1999, however, 92% higher than the December 31, 1998 total assets of $390,299,000. The December 31, 2000 and December 31, 1999 total assets reflected the acquisition of Hollywood Marine in October 1999.

     In December 2000, Oceanic, the Company's wholly owned captive insurance subsidiary, liquidated its remaining available-for-sale securities. The proceeds were used to reduce the outstanding balance under the Company's revolving line of credit. Available-for-sale balances as of December 31, 1999 and 1998 were $13,091,000 and $20,795,000, respectively. The liquidation of the available-for-sale securities and the reduction of the available-for-sale balances in 1999 compared with 1998, reflected the Company's use of Oceanic during 2000 and 1999 to provide certain insurance and for the procurement of reinsurance in international markets to limit its exposure to losses. Prior to 1999, Oceanic was used to insure risks of the Company and its subsidiaries, which required Oceanic to be more fully capitalized.

     Total current assets as of December 31, 2000 were $118,466,000, a decrease of 4% compared with $122,823,000 as of December 31, 1999, and a 5% increase compared with $112,358,000 as of December 31, 1998. The 4% decrease from 1999 to 2000 reflected the liquidation of the available-for-sale securities noted above, partially offset by a 12% increase in trade accounts receivable. Inventory also increased by 19% in 2000 over 1999, primarily the result of the two diesel engine services acquisitions in the 2000 fourth quarter.

     Property and equipment, net of accumulated depreciation, totaled $453,807,000 as of December 31, 2000, was relatively constant with the $451,851,000 as of December 31, 1999, and was 77% higher than the December 31, 1998 balance of $256,899,000. The 2000 and 1999 balances reflected the property and equipment acquired in the Hollywood Marine transaction, and the 2000 balances reflected two diesel engine services acquisitions in the 2000 fourth quarter. In 2000, the Company made a final purchase price adjustment to the Hollywood Marine acquisition totaling approximately $4,600,000 to reflect the fair value of the property and equipment acquired in the transaction.

     Goodwill as of December 31, 2000 totaled $162,604,000 compared with $161,095,000 as of December 31, 1999 and $5,368,000 as of December 31, 1998.
Goodwill totaling $157,352,000 was recorded for the Hollywood Marine acquisition in 1999, representing the excess of the purchase price over the amount allocated to identifiable assets and liabilities. In 2000, the Company made a final purchase price adjustment increasing goodwill by approximately $3,900,000. In 2000, the Company also recorded goodwill totaling approximately $3,300,000 from two diesel engine services acquisitions. Goodwill from the Hollywood Marine acquisition is being amortized over 30 years, and the diesel engine services goodwill is being amortized over 10 to 15 years.

     Total current liabilities as of December 31, 2000 were $97,037,000 compared with $91,565,000 as of December 31, 1999 and $65,940,000 as of December 31,
1998. The 6% increase from 1999 to 2000 reflected higher income taxes payable, and accounts payable related to shipyard maintenance expenditures. The 47% increase for 2000 compared with 1998 primarily reflected the acquisition of Hollywood Marine in 1999.

     Total long-term liabilities as of December 31, 2000 were $389,582,000, an 8% reduction compared with $421,796,000 as of December 31, 1999 and 113% higher than the December 31, 1998 total long-term liabilities of $183,319,000. The 2000 and 1999 balances reflected the acquisition of Hollywood Marine in 1999.

     Long-term debt, less current portion, as of December 31, 2000 totaled $288,037,000 compared with $316,272,000 at December 31, 1999 and $137,552,000 as of December 31, 1998. The 9% reduction from 1999 to 2000 primarily resulted from the pay down of long-term debt from the free cash flow generated by the Company, less capital expenditures and treasury stock repurchases. The significant increase in 1999 compared with 1998 primarily reflected the borrowing in 1999 of approximately $220,000,000 to finance the Hollywood Marine acquisition.

     Stockholders' equity as of December 31, 2000 totaled $262,649,000 compared with $240,036,000 as of December 31, 1999 and $141,040,000 as of December 31,
1998. The December 31, 2000 balance reflected open market purchases of common stock during the 2000 year totaling $15,791,000, more fully described in Treasury Stock Purchases below. The 1999 balance reflected the Company's issuance of $89,586,000 of the Company's common stock (4,384,000 shares at $20.44 per share) associated with the acquisition of Hollywood Marine and the open market purchases of common stock totaling $12,362,000. The 1998 balance reflected the Company's purchase of common stock under a Dutch Auction self-tender offer and open market purchases of common stock.

  Long-Term Financing

     The Company has a $100,000,000 revolving credit agreement (the "Credit Agreement") with The Chase Manhattan Bank, as agent bank, with a maturity date of September 19, 2002. The Credit Agreement contains certain covenants, the most restrictive of which requires the Company to maintain consolidated minimum net worth, as defined, of at least $129,673,000. Proceeds under the Credit Agreement may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company's common stock or for possible business acquisitions. As of December 31, 2000, $32,100,000 was outstanding under the Credit Agreement. The Company was in compliance with all of the Credit Agreement covenants at December 31, 2000.

     On October 12, 1999, the Company entered into a $200,000,000 senior credit facility (the "Credit Facility") with a syndicate of banks, with Bank of America, N.A. ("Bank of America"), as agent bank, to finance the acquisition of Hollywood Marine. The Credit Facility converted to a four-year term loan on October 9, 2000, with quarterly principal payments of $12,500,000, plus interest, due beginning October 9, 2002. The remaining principal and interest is due on October 9, 2004, the maturity date of the Credit Facility. The Credit Facility contains certain covenants, the most restrictive of which requires the Company to maintain consolidated minimum net worth, as defined, of at least $207,475,000. The Company was in compliance with all of the Credit Facility covenants at December 31, 2000. As of December 31, 2000, the amount borrowed under the Credit Facility totaled $200,000,000.

     On November 7, 2000, the Company entered into a $10,000,000 uncommitted line of credit with Bank of America whereby the Company may request, and Bank of America will consider, short-term advances and the issuance of letters of credit through the maturity date of November 6, 2001. As of December 31, 2000, the uncommitted line of credit had not been activated.

     In December 1994, the Company established a $250,000,000 medium term note program providing for the issuance of fixed rate or floating rate notes with maturities of nine months or longer. The shelf registration program, registered with the Securities and Exchange Commission, was activated in March 1995 with the issuance of $34,000,000 of the authorized notes which matured on March 10, 1997. In June 1995, the Company issued $45,000,000 of authorized notes which matured on June 1, 2000. In January 1997, the Company issued $50,000,000 of the authorized medium term notes at a fixed interest rate of 7.05%, due January 29, 2002. Proceeds from the sale of notes were used to retire the $34,000,000 of medium term notes due March 10, 1997, with the balance used to reduce the Company's revolving Credit Agreement. The $45,000,000 of authorized notes due June 1, 2000 were paid though a draw-down under the Company's revolving Credit Agreement. As of December 31, 2000, 1999 and 1998, $121,000,000 was available under the medium term note program to provide financing for future business and equipment acquisitions, and to fund working capital requirements.

  Capital Expenditures

     During 2000, the marine transportation segment purchased three existing inland tank barges. In 1999, no new or existing equipment was purchased outside of the Hollywood Marine acquisition. In 1998, the segment purchased 17 existing inland tank barges and four inland towboats. Capital expenditures in 2000, 1999 and 1998, primarily for upgrading the existing marine transportation fleet, were $47,683,000, $12,719,000 and $27,445,000, respectively.

     In September 2000, the marine transportation segment entered into a contract for the construction of six double hull, 30,000 barrel capacity inland tank barges for use in the movement of chemicals, petrochemicals and refined petroleum products. Delivery of the first barge is scheduled for late March 2001, and the remaining five barges are scheduled to be delivered one every 60 days thereafter. The total purchase price of the six barges is approximately $8,500,000. Financing of the construction of the six barges will be through operating cash flows and available credit under the Company's Credit Agreement.

     In January 2001, the marine transportation segment entered into a contract for the construction of five double hull, 30,000 barrel capacity inland tank barges for use in the asphalt trade. Delivery of the first barge is expected in August 2001, and the remaining four asphalt barges are scheduled to be delivered one every 30 days thereafter. The total purchase price of the five barges is approximately $9,000,000. Financing of the construction of the five barges will be through operating cash flows and available credit under the Company's Credit Agreement.

  Treasury Stock Purchases

     During 2000, the Company purchased 860,000 shares of its common stock in the open market at a total price of $15,791,000, for an average price of $18.37 per share. During 1999, the Company purchased 713,000 shares of its common stock in the open market at a total purchase price of $12,362,000, for an average price of $17.33 per share. During 1998, the Company purchased 739,000 shares of its common stock in the open market at a total purchase price of $15,541,000, for an average price of $21.04 per share.

     On March 23, 1998, the Company purchased 3,066,922 shares of its common stock under a Dutch Auction self-tender offer at a price of $24.50 per share. The Company announced the self-tender offer on February 17, 1998, with an expiration date of March 16, 1998, expressing its intentions to purchase up to 3,000,000 shares at a purchase price ranging from $21.00 to $24.50 per share. The Company elected to increase the size of the 3,000,000 share tender offer and to accept all shares tendered at a price of $24.50 per share. The 3,066,922 shares purchased represented approximately 12.6% of the Company's common stock outstanding immediately prior to the offer.

     On April 20, 1999, the Board of Directors increased the Company's common stock repurchase authorization by an additional 2,000,000 shares. As of March 5, 2001, the Company had 1,502,000 shares available under the repurchase authorization. The treasury stock purchases were financed by borrowing under the Company's Credit Agreement. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

  Liquidity

     The Company generated net cash provided by operating activities of $83,303,000, $72,369,000 and $35,446,000 for the years ended December 31, 2000,
1999 and 1998, respectively. The increase for the 2000 year reflected a full year of the operations of Hollywood Marine, partially offset by a $1,948,000 negative impact in working capital. The 1999 year was positively impacted by a $14,119,000 increase in cash flow, resulting from positive changes in working capital, compared with a negative change in working capital of $15,623,000 for 1998.

     The Company accounts for its ownership in its 35% and 50% owned marine partnerships under the equity method of accounting, recognizing cash flow only upon the receipt or disbursements of cash from the partnerships. For the 2000, 1999 and 1998 years, the Company received $5,460,000, $3,121,000 and $4,407,000, respectively, of cash from the marine partnerships. As detailed under Marine Transportation Equity in Earnings of Marine Affiliates above, the barge owned through the 50% owned partnership was sold in 1999 and the tugboat was sold in 2000.

     Funds generated are available for acquisitions, capital construction projects, treasury stock repurchases, repayment of borrowings associated with each of the above and for other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of March 5, 2001, $78,800,000 under its Credit Agreement and $121,000,000 under its medium term note program. As of March 2, 2001, the Company had $9,000,000 available under its line of credit with Bank of America. The Company's scheduled principal payments during the next 12 months are $5,335,000.

     During the last three years, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel, can be passed through to its customers; however, there is typically a 30 to 90 day delay before contracts are adjusted for fuel prices. During the third quarter of 2000, fuel costs increased substantially, and the Company was unable to recover its additional fuel cost from its customers until the 2000 fourth quarter. The repair portion of the diesel engine services segment is based on prevailing current market rates.

  Accounting Standards

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133, as amended, in the first quarter of 2001 and does not expect it to have a material effect on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt and changes in fuel prices. The outstanding loan balance under the Company's revolving credit agreements bears interest at variable rates based on prevailing short-term interest rates in the United States and Europe. Notes issued under the Company's medium term note program may bear fixed or variable interest rates, although the notes issued to date have all been fixed rate notes. A 10% change in variable interest rates would impact the 2001 interest expense by approximately $1,764,000, based on balances outstanding at December 31, 2000, and change the fair value of the Company's debt by less than 1%. The potential impact on the Company of fuel price increases is limited because most of its term contracts contain escalation clauses under which increases in fuel costs, among others, can be passed on to the customers, while its spot contract rates are set based on prevailing fuel prices. The Company does not presently use commodity derivative instruments to manage its fuel costs. At December 31, 2000, the Company had $232,100,000 of floating rate debt outstanding and did not hold any derivative financial instruments. In February 2001, the Company entered into interest rate swap contracts with two banks to hedge the Company's exposure to fluctuations in interest rates. Under the terms of the interest rate swap contracts, the Company will pay to the banks interest at an average fixed rate of 5.64% based on a notional $100,000,000 of debt and, in turn, will be paid the floating rate of LIBOR (London Interbank Offered Rate) by the banks for a five-year period. The Company does not enter into derivative financial instrument transactions for speculative purposes. As of December 31, 1999, the Company held one interest rate swap that was acquired in the merger with Hollywood Marine. The interest rate swap terminated on March 27, 2000, and had no material impact on the Company's financial position. The Company has no foreign exchange risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report (see Item 14, page 60).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEMS 10 THROUGH 13.

     The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to the Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2000, except for the information regarding executive officers which is provided in a separate item, captioned "Executive Officers of the Registrant," and is included as an unnumbered item following Item 4 in Part I of this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Kirby Corporation:

     We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Houston, Texas
January 31, 2001

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                2000       1999
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $  4,658   $  3,571
  Available-for-sale securities.............................        --     13,091
  Accounts receivable:
     Trade -- less allowance for doubtful accounts of
      $816,000 ($660,000 in 1999)...........................    80,493     71,755
     Insurance claims and other.............................     6,910      6,637
  Inventory -- finished goods, at lower of average cost or
     market.................................................    15,650     13,127
  Prepaid expenses..........................................     7,034      9,684
  Deferred income taxes.....................................     3,721      4,958
                                                              --------   --------
          Total current assets..............................   118,466    122,823
                                                              --------   --------
Property and equipment:
  Marine transportation equipment...........................   666,254    639,327
  Land, buildings and equipment.............................    57,922     49,228
                                                              --------   --------
                                                               724,176    688,555
  Accumulated depreciation..................................   270,369    236,704
                                                              --------   --------
                                                               453,807    451,851
                                                              --------   --------
Investment in marine affiliates.............................    12,784     14,941
Goodwill -- less accumulated amortization of $9,455,000
  ($3,753,000 in 1999)......................................   162,604    161,095
Other assets................................................     1,607      2,687
                                                              --------   --------
                                                              $749,268   $753,397
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                2000       1999
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Current liabilities:
  Current portion of long-term debt.........................  $  5,335   $  5,335
  Income taxes payable......................................     3,393        517
  Accounts payable..........................................    35,877     29,909
  Accrued liabilities:
     Interest...............................................     1,238      2,309
     Insurance premiums and claims..........................    22,507     23,811
     Bonus, pension and profit-sharing plans................    13,848     11,784
     Taxes -- other than on income..........................     5,610      3,667
     Other..................................................     5,916     10,160
  Deferred revenues.........................................     3,313      4,073
                                                              --------   --------
          Total current liabilities.........................    97,037     91,565
                                                              --------   --------
Long-term debt -- less current portion......................   288,037    316,272
Deferred income taxes.......................................    89,138     92,794
Minority interests..........................................     3,308      3,338
Other long-term liabilities.................................     9,099      9,392
                                                              --------   --------
                                                               389,582    421,796
                                                              --------   --------
Contingencies and commitments...............................        --         --
Stockholders' equity:
  Preferred stock, $1.00 par value per share. Authorized
     20,000,000 shares......................................        --         --
  Common stock, $.10 par value per share. Authorized
     60,000,000 shares,
     issued 30,907,000 shares...............................     3,091      3,091
  Additional paid-in capital................................   175,575    175,231
  Accumulated other comprehensive income....................        --       (317)
  Retained earnings.........................................   202,608    168,495
                                                              --------   --------
                                                               381,274    346,500
  Less cost of 7,025,000 shares in treasury (6,383,000 in
     1999)..................................................   118,625    106,464
                                                              --------   --------
                                                               262,649    240,036
                                                              --------   --------
                                                              $749,268   $753,397
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                 ($ IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenues:
  Marine transportation.....................................  $443,203   $290,956   $244,839
  Diesel engine services....................................    69,441     74,648     82,241
                                                              --------   --------   --------
                                                               512,644    365,604    327,080
                                                              --------   --------   --------
Costs and expenses:
  Costs of sales and operating expenses.....................   315,435    233,078    212,242
  Selling, general and administrative.......................    60,780     42,832     39,473
  Taxes, other than on income...............................    10,223      8,576      7,646
  Depreciation and other amortization.......................    42,502     29,653     26,783
  Amortization of goodwill..................................     5,702      1,625        600
  Merger related charges....................................       199      4,502         --
  Impairment of long-lived assets...........................        --         --      8,333
                                                              --------   --------   --------
                                                               434,841    320,266    295,077
                                                              --------   --------   --------
          Operating income..................................    77,803     45,338     32,003
Equity in earnings of marine affiliates.....................     3,394      2,136        946
Equity in earnings of insurance affiliate...................        --         --      1,325
Loss on sale of insurance affiliate.........................        --         --    (10,536)
Investment income and other.................................       337        965      1,658
Gain on disposition of assets...............................     1,161         64      3,517
Minority interests..........................................      (966)      (273)        --
Interest expense............................................   (23,917)   (12,838)   (11,898)
                                                              --------   --------   --------
          Earnings before taxes on income...................    57,812     35,392     17,015
Provision for taxes on income...............................    23,699     13,951      6,906
                                                              --------   --------   --------
          Net earnings......................................  $ 34,113   $ 21,441   $ 10,109
                                                              ========   ========   ========
Net earnings per share of common stock:
  Basic.....................................................  $   1.40   $   1.01   $    .46
  Diluted...................................................  $   1.39   $   1.01   $    .46

          See accompanying notes to consolidated financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                              2000        1999        1998
                                                            ---------   ---------   ---------
                                                                    ($ IN THOUSANDS)
Common stock:
  Balance at beginning and end of year....................  $   3,091   $   3,091   $   3,091
                                                            =========   =========   =========
Additional paid-in capital:
  Balance at beginning of year............................  $ 175,231   $ 159,122   $ 159,016
  Deficit of cost of treasury stock sold over proceeds
     received upon exercise of stock options..............       (455)       (697)       (982)
  Tax benefit realized from stock option plans............        470         319       1,088
  Adjustment for treasury stock reissued for
     acquisition..........................................        329      16,487          --
                                                            ---------   ---------   ---------
  Balance at end of year..................................  $ 175,575   $ 175,231   $ 159,122
                                                            =========   =========   =========
Accumulated other comprehensive income:
  Balance at beginning of year............................  $    (317)  $     338   $     572
  Unrealized net gain (loss) in value of
     available-for-sale securities, net of tax............        317        (655)       (234)
                                                            ---------   ---------   ---------
  Balance at end of year..................................  $      --   $    (317)  $     338
                                                            =========   =========   =========
Retained earnings:
  Balance at beginning of year............................  $ 168,495   $ 147,054   $ 136,945
  Net earnings for the year...............................     34,113      21,441      10,109
                                                            ---------   ---------   ---------
  Balance at end of year..................................  $ 202,608   $ 168,495   $ 147,054
                                                            =========   =========   =========
Treasury stock:
  Balance at beginning of year............................  $(106,464)  $(168,565)  $ (81,355)
  Purchase of treasury stock..............................    (15,791)    (12,362)    (91,247)
  Cost of treasury stock sold upon exercise of stock
     options..............................................      2,157       1,364       4,037
  Cost of treasury stock reissued for acquisition.........      1,473      73,099          --
                                                            ---------   ---------   ---------
  Balance at end of year..................................  $(118,625)  $(106,464)  $(168,565)
                                                            =========   =========   =========
Comprehensive income:
  Net earnings for the year...............................  $  34,113   $  21,441   $  10,109
  Other comprehensive income (loss), net of tax...........        317        (655)       (234)
                                                            ---------   ---------   ---------
  Total comprehensive income..............................  $  34,430   $  20,786   $   9,875
                                                            =========   =========   =========

          See accompanying notes to consolidated financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000       1999        1998
                                                              --------   ---------   ---------
                                                                      ($ IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................  $ 34,113   $  21,441   $  10,109
  Adjustments to reconcile net earnings to net cash provided by operations:
    Depreciation and amortization...........................    48,204      31,278      27,383
    Provision (credit) for deferred income taxes............       194        (511)     (4,967)
    Gain on disposition of assets...........................    (1,161)        (64)     (3,517)
    Equity in earnings of marine affiliates, net of
     distributions and contributions........................     2,197         985       3,461
    Loss on sale of insurance affiliate.....................        --          --      10,536
    Equity in earnings of insurance affiliate, net of
     redemptions............................................        --          --      (1,325)
    Merger related charges, net of cash expenditures........       199       4,383          --
    Impairment of long-lived assets.........................        --          --       8,333
    Deferred scheduled maintenance costs....................       370         301         923
    Other...................................................     1,135         437         133
  Increase (decrease) in cash flows resulting from changes
    in:
    Accounts receivable.....................................    (8,171)     15,114      13,821
    Inventory...............................................      (955)      1,054          32
    Other assets............................................     2,944        (371)      3,729
    Income taxes payable....................................     3,249       2,074      (3,815)
    Accounts payable........................................     5,017       2,683     (13,994)
    Accrued and other liabilities...........................    (4,032)     (6,435)    (15,396)
                                                              --------   ---------   ---------
        Net cash provided by operating activities...........    83,303      72,369      35,446
                                                              --------   ---------   ---------
Cash flows from investing activities:
  Proceeds from sale and maturities of investments..........    13,568       6,697       1,950
  Purchase of investments...................................        --          --        (789)
  Capital expenditures......................................   (47,683)    (12,719)    (27,445)
  Acquisition of companies, net of cash acquired............    (7,942)   (231,058)         --
  Proceeds from disposition of assets.......................     3,583         775      14,066
  Proceeds from disposition of businesses...................        --          --      39,989
  Proceeds from sale of insurance affiliate.................        --          --      36,000
  Other.....................................................       (40)         --        (275)
                                                              --------   ---------   ---------
        Net cash provided by (used in) investing
        activities..........................................   (38,514)   (236,305)     63,496
                                                              --------   ---------   ---------
Cash flows from financing activities:
  Borrowings (payments) on bank revolving credit agreements,
    net.....................................................    22,100     (16,000)     (6,600)
  Proceeds from senior credit facility......................        --     200,000          --
  Payments on long-term debt................................   (50,355)     (5,333)     (5,333)
  Purchase of treasury stock................................   (15,791)    (12,362)    (91,247)
  Return of investment to minority interests................      (996)       (326)         --
  Proceeds from exercise of stock options...................     1,340         667       3,056
                                                              --------   ---------   ---------
        Net cash provided by (used in) financing
        activities..........................................   (43,702)    166,646    (100,124)
                                                              --------   ---------   ---------
        Increase (decrease) in cash and invested cash.......     1,087       2,710      (1,182)
Cash and invested cash, beginning of year...................     3,571         861       2,043
                                                              --------   ---------   ---------
Cash and invested cash, end of year.........................  $  4,658   $   3,571   $     861
                                                              ========   =========   =========
Supplemental disclosures of cash flow information:
  Cash paid during the year:
    Interest................................................  $ 24,538   $  12,242   $  11,635
    Income taxes............................................  $ 20,035   $  10,329   $  18,998
Noncash investing and financing activity:
  Treasury stock reissued in acquisition....................  $  1,802   $  89,586   $      --
  Cash acquired in acquisition..............................  $    140   $      88   $      --
  Debt assumed in acquisition...............................  $     20   $      56   $      --

          See accompanying notes to consolidated financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Kirby Corporation and its subsidiaries ("the Company"). Affiliated limited partnerships over which the Company has effective control and whose activities are an integral part of the operations of the Company have been consolidated. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to reflect the current presentation of financial information.

  Accounting Policies:

     Cash Equivalents. Cash equivalents consist of all short-term, highly liquid investments with maturities of three months or less at date of purchase.

     Available-for-Sale Securities. The Company's wholly owned captive insurance subsidiary had available-for-sale investments reported at fair value with the net unrealized gain or loss on such investments recorded as a separate component of shareholders' equity, net of deferred tax. Investments were recorded on a trade date basis with balances pending settlement accrued in the balance sheet. Realized gains and losses on sales of investments were determined by using the specific cost of the security when originally purchased. Investment income was recognized when earned and included the amortization of premiums or discounts on investments. All of the Company's available-for-sale securities were sold in December 2000.

     Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company's opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 2000 and 1999 were $5,778,000 and $4,464,000, respectively, of accruals for diesel engine services work in process which have not been invoiced as of the end of each year.

     The Company's marine transportation and diesel engine services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with mutual insurance and reinsurance companies. As of December 31, 2000 and 1999, the Company had receivables of $3,465,000 and $4,128,000, respectively, from the mutual insurance and reinsurance companies to cover claims over the Company's deductible.

     Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily trade accounts receivables. The Company's marine transportation customers include the major oil refining and petrochemical companies. The diesel engine services customers are offshore oil and gas service companies, inland and offshore marine transportation companies, commercial fishing companies, power generation companies, shortline and industrial railroads, and the United States government. Credit risk with respect to these trade receivables is generally considered minimal because of the credit history of such companies as well as the Company's having procedures in effect to monitor the credit worthiness of customers.

     Fair Value of Financial Instruments. Cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these financial instruments. The fair value of the Company's investments is more fully described in Note 4, Investments, and the fair value of the Company's debt instruments is more fully described in Note 5, Long-Term Debt.

     Property, Maintenance and Repairs. Property is recorded at cost. Improvements and betterments are capitalized as incurred. Depreciation is recorded on the straight-line method over the estimated useful lives of the individual assets as follows: marine transportation equipment, 6-37 years; buildings, 10-40 years; other equipment, 2-10 years; and leasehold improvements, term of lease. When property items are retired, sold or

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

     Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. The goodwill is amortized on the straight-line method over the lesser of its expected useful life or 40 years. Management monitors the recoverability of the goodwill on an ongoing basis based on projections of the undiscounted future cash flows, excluding interest expense, of acquired assets. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     In December 1999 and 1998, a marine partnership in which the Company owns a 50% interest, reduced the carrying values of an offshore dry-cargo barge and tugboat unit by taking a $2,130,000 and $5,900,000, respectively, pre-tax impairment charges in accordance with SFAS No. 121. The Company's portion of the 1999 charge was $1,065,000, and the after-tax effect of the charge to the Company was $692,000, or $.03 per share. The Company's portion of the 1998 charge was $2,950,000, and the after-tax effect of the charge to the Company was $1,918,000, or $.09 per share. The charges are reflected in equity in earnings of marine affiliates on the 1999 and 1998 consolidated statements of earnings.

     The 1998 impairment charge on the barge and tugboat unit was recognized when the future undiscounted cash flows of the unit were estimated to be insufficient to recover its carrying value. Accordingly, the unit was written down to its estimated fair value based on estimated discounted cash flows.

     The 1999 impairment charge was recognized when the Company's marine partnership executed a contract to sell the tugboat. The barge, which was sold in June 2000, was written down in 1999 to the Company's estimate of fair value based on current market values of similar equipment. The sales price of the barge approximated the revised carrying value.

     In September 1998, the Company reduced the carrying value of an offshore liquid tank barge and tugboat unit by taking an $8,333,000 pre-tax impairment charge in accordance with SFAS No. 121. The after-tax effect of the charge was $5,416,000, or $.24 per share. The unit was sold in October 1998 for a price approximating the then carrying value of the unit.

(2) ACQUISITIONS

     On October 12, 2000, the Company completed the acquisition of the Powerway Division of Covington Detroit Diesel-Allison, Inc. ("Powerway") for $1,428,000 in cash. With the acquisition of Powerway, the Company became the sole distributor of aftermarket parts and service for Alco diesel engines throughout the United States for marine, power generation and industrial applications. Goodwill is amortized over 10 years. On November 1, 2000, the Company completed the acquisition of West Kentucky Machine Shop, Inc. ("West Kentucky") for an aggregate consideration (before post-closing adjustments) of $6,674,000, consisting of $6,629,000 in cash, the assumption of $20,000 of West Kentucky's existing debt and $25,000 of merger costs. The acquisition of West Kentucky provided the Company with increased distributorship capabilities with Falk Corporation, a reduction gear manufacturer used in marine and industrial applications. Goodwill is amortized over 15 years. The acquisitions were accounted for using the purchase method of accounting. Financing for the two acquisitions was through the Company's revolving credit agreement.

     On October 12, 1999, the Company completed the acquisition of Hollywood Marine, Inc. ("Hollywood Marine"), by means of a merger of Hollywood Marine into Kirby Inland Marine, Inc., a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, the Company acquired Hollywood Marine for an aggregate consideration (before post-closing adjustments) of $320,788,000,

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2) ACQUISITIONS -- (CONTINUED)

consisting of $89,586,000 in common stock (4,384,000 shares at $20.44 per share), $128,658,000 in cash, the assumption and refinancing of $99,185,000 of Hollywood Marine's existing debt and $3,359,000 of merger costs. A final post-closing working capital adjustment was completed on February 29, 2000 for an additional $1,802,000 in common stock (88,000 shares at $20.44 per share). The final total purchase consideration for the Hollywood Marine acquisition was $322,590,000. C. Berdon Lawrence was the principal shareholder of Hollywood Marine. Hollywood Marine's operations were included as part of the Company's operations effective October 12, in accordance with the purchase method of accounting. Goodwill is amortized over 30 years.

     Hollywood Marine, located in Houston, Texas, was engaged in the inland tank barge transportation of chemicals and petrochemicals, refined petroleum products, pressurized products and black oil products primarily along the Gulf Intracoastal Waterway, the Houston Ship Channel and the lower Mississippi River. Hollywood Marine operated a fleet of 270 inland tank barges, with 4.8 million barrels of capacity, and 104 inland towboats.

     The components of the purchase price and allocation were as follows (in thousands):

Consideration and merger costs:
  Common stock (4,472 shares at $20.44 per share)...........   $ 91,388
  Proceeds of bank debt issued for cash portion of purchase
     price and repayment of Hollywood Marine's existing
     debt...................................................    227,787
  Debt assumed..............................................         56
  Merger costs..............................................      3,359
                                                               --------
                                                               $322,590
                                                               ========
Allocation of purchase price:
  Current assets............................................   $ 25,522
  Property..................................................    208,090
  Goodwill..................................................    161,250
  Other assets..............................................      5,949
  Current liabilities.......................................    (24,707)
  Deferred income taxes.....................................    (46,973)
  Other liabilities.........................................     (6,541)
                                                               --------
                                                               $322,590
                                                               ========

     Financing for the cash portion of the transaction and the repayment of Hollywood Marine's existing debt was through the Company's existing $100,000,000 bank revolving credit agreement with The Chase Manhattan Bank ("Chase") as agent bank, and through a new $200,000,000 credit facility with Bank of America, N.A. ("Bank of America") as syndication agent bank; Chase as administrative agent; and Bank One, Texas, N.A. as documentation agent.

     In connection with the acquisition of Hollywood Marine, the Company recorded $4,502,000 of pre-tax merger related charges ($2,912,000 after taxes, or $.14 per share) in the fourth quarter of 1999 to combine the acquired operations with those of the Company. Such charges were as follows (in thousands):

Severance for Company employees.............................  $2,061
Exit of insurance mutual....................................     870
Corporate headquarters lease abandonment....................   1,571
                                                              ------
                                                              $4,502
                                                              ======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2) ACQUISITIONS -- (CONTINUED)

     The cash portion of the merger related charges totaled $3,248,000. The non-cash portion of the charges consisted of $748,000 for the write-off of the Company's leasehold improvements of its former corporate headquarters and $506,000 for severance pay for changes in stock option terms.

     In 2000, the Company recorded additional merger related charges of $199,000, consisting of a $482,000 ($313,000 after taxes, or $.01 per share) charge in June associated with the termination of the corporate headquarter's lease, and a $283,000 ($184,000 after taxes, or $.01 per share) credit in December to reduce the current estimates of remaining expenditures.

     The components of the cash charge incurred, the actual cash payments made and the accrued balances of December 31, 2000 were as follows (in thousands):

                                       1999                   2000                 ACCRUED AT
                                    TOTAL CASH   PAID IN   TOTAL CASH   PAID IN   DECEMBER 31,
                                     PORTION      1999      PORTION      2000         2000
                                    ----------   -------   ----------   -------   ------------
Severance for Company employees...    $1,555      $ 13       $(268)     $  659        $615
Exit of insurance mutual..........       870        --          --         870          --
Corporate headquarters lease
  abandonment.....................       823       106         366         707         376
                                      ------      ----       -----      ------        ----
                                      $3,248      $119       $  98      $2,236        $991
                                      ======      ====       =====      ======        ====

     The Company expects that the accrued severance remaining at December 31, 2000 will be paid by June 2001. The remaining corporate headquarters lease abandonment reserve was paid in January 2001.

     The following unaudited pro forma combined financial information for the years ended December 31, 1999 and 1998 was based on historical financial information of the Company and Hollywood Marine. The financial information assumes the merger was completed as of the beginning of the years indicated. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the merger been consummated at the beginning of the years indicated, nor is the information indicative of the future results of operations (in thousands, except per share amounts):

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

(3) SALE OF REMAINING INTEREST IN UNIVERSAL INSURANCE COMPANY

     Effective September 30, 1998, the Company sold its remaining 45% voting common stock interest and its non-voting preferred stock interest in Universal Insurance Company ("Universal") for $36,000,000 in cash. Universal, a property and casualty insurance company in the Commonwealth of Puerto Rico, was formed by the Company in 1972. In September 1992, the Company merged Universal with Eastern America Insurance Company ("Eastern America"), a subsidiary of Eastern America Insurance Group, Inc. ("Eastern America Group"). In accordance with a shareholders agreement among the Company, Universal and Eastern America Group, through redemption rights, Universal had the obligation to purchase the Company's entire interest in Universal gradually, over a 15-year period. The Company closed the sale on October 7, 1998, and the cash proceeds were used to reduce the Company's revolving line of credit.

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

     The Company recognized, during the 1998 third quarter, a pre-tax loss for financial purposes of $10,536,000 on the Universal transaction. The Company's investment in Universal, accounted for under the equity method of accounting, was based on the estimated receipt of $62,000,000 of redemption payments to the Company over the next 11 years and the recording of the remaining built-in gain on the sale.

(4) INVESTMENTS

     The Company's wholly owned captive insurance subsidiary accounted for investments in debt and equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which established certain criteria for the accounting and reporting of investments in debt and equity securities that have readily determinable fair values. Investments in debt and equity securities as of December 31, 1999 and 1998 qualify as available-for-sale securities in accordance with SFAS No. 115. Realized gains and losses on the sale of the securities in the consolidated statements of earnings were computed by using the specific cost of the security when originally purchased and included net unrealized holding gains and losses as a separate component of accumulated other comprehensive income and in the reconciliation of comprehensive income included in the consolidated statements of stockholders' equity, net of tax liability (benefit) of $(171,000) and $182,000 at December 31, 1999 and 1998, respectively. The available-for-sale securities were sold in December 2000.

     A summary of the investments as of December 31, 1999 was as follows (in thousands):

                                                            GROSS        GROSS      FAIR VALUE AS
                                              AMORTIZED   UNREALIZED   UNREALIZED   SHOWN IN THE
TYPE OF INVESTMENT                              COST        LOSSES       GAINS      BALANCE SHEET
------------------                            ---------   ----------   ----------   -------------
Short-term investments......................   $   935      $  --         $--          $   935
Bonds and notes:
  United States corporate bonds.............     4,308       (178)         54            4,184
  United States government bonds and
     issues.................................     2,703       (119)         11            2,595
  Foreign government bonds..................     1,379       (117)         --            1,262
Mortgage backed securities..................     4,244       (129)         --            4,115
                                               -------      -----         ---          -------
                                               $13,569      $(543)        $65          $13,091
                                               =======      =====         ===          =======

     A summary of the available-for-sale securities by maturities as of December 31, 1999 was as follows (in thousands):

                                                              AMORTIZED   MARKET
                                                                COST       VALUE
                                                              ---------   -------
Investments maturing within:
  One to five years.........................................   $ 2,034    $ 2,005
  Five to 10 years..........................................     5,874      5,715
  Greater than 10 years.....................................     5,661      5,371
                                                               -------    -------
                                                               $13,569    $13,091
                                                               =======    =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5) LONG-TERM DEBT

     Long-term debt at December 31, 2000 and 1999 consisted of the following (in thousands):

                                                                2000       1999
                                                              --------   --------
Long-term debt, including current portion:
  Credit facility, maturing in varying amounts through
     October 9, 2004........................................  $200,000   $200,000
  Revolving credit agreement due September 19, 2002.........    32,100     10,000
  Medium term notes due June 1, 2000........................        --     45,000
  Medium term notes due January 29, 2002....................    50,000     50,000
  8.22% senior notes, $5,000,000 due annually through June
     30, 2002...............................................    10,000     15,000
  Other long-term debt......................................     1,272      1,607
                                                              --------   --------
                                                              $293,372   $321,607
                                                              ========   ========

     The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2001.....................................................   $  5,335
2002.....................................................     99,936
2003.....................................................     50,336
2004.....................................................    137,725
2005.....................................................          4
Thereafter...............................................         36
                                                            --------
                                                            $293,372
                                                            ========

     On October 12, 1999, the Company entered into a $200,000,000 senior credit facility (the "Credit Facility") with a syndicate of banks, with Bank of America as syndication agent bank, Chase as administrative agent and Bank One, Texas, N.A. as documentation agent. The Credit Facility was used to finance the acquisition of Hollywood Marine. The Credit Facility converted to a four-year term loan on October 9, 2000, with quarterly principal payments of $12,500,000, plus interest, due beginning October 9, 2002. The remaining principal and interest is due on October 9, 2004, the maturity date of the Credit Facility. The Credit Facility contains certain covenants, the most restrictive of which requires the Company to maintain consolidated minimum net worth, as defined, of at least $207,475,000. The Company was in compliance with all Credit Facility debt covenants as of December 31, 2000. At December 31, 2000, the amount borrowed under the Credit Facility totaled $200,000,000 and the interest rate was 7.68%. The average borrowing under the Credit Facility during 2000 was $195,887,000, computed by using the daily balance, and the weighted average interest rate was 7.32%, computed by dividing the interest expense under the Credit Facility by the average Credit Facility borrowings.

     The Company has a $100,000,000 revolving credit agreement (the "Credit Agreement") with Chase as agent bank. The Credit Agreement contains certain covenants, the most restrictive of which requires the Company to maintain consolidated minimum net worth, as defined, of at least $129,673,000. The Company was in compliance with all Credit Agreement debt covenants as of December 31, 2000. Proceeds under the Credit Agreement may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company's common stock or for possible business acquisitions. At December 31, 2000, the amount outstanding under the Credit Agreement totaled $32,100,000 and the average interest rate was 7.07%. The average borrowing under the Credit Agreement during 2000 was $30,993,000, computed by using the daily balance, and the weighted average interest rate was 7.38%, computed by dividing the interest expense under the Credit Agreement by the average Credit Agreement borrowings. The maximum Credit Agreement

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5) LONG-TERM DEBT -- (CONTINUED)

borrowings outstanding at any month end during 2000 totaled $67,500,000. At December 31, 2000, the Company had $67,900,000 available for takedown under the Credit Agreement.

     The Company has on file a shelf registration on Form S-3 with the Securities and Exchange Commission providing for the issue of up to $250,000,000 of medium term notes ("Medium Term Notes") at fixed or floating interest rates with maturities of nine months or longer. The $121,000,000 available balance as of December 31, 2000 may be used for future business and equipment acquisitions, working capital requirements and reductions of the Company's Credit Agreement and Credit Facility. Activities under the Medium Term Notes program have been as follows (dollars in thousands):

                                                         OUTSTANDING   INTEREST   AVAILABLE
                                                           BALANCE       RATE      BALANCE
                                                         -----------   --------   ---------
Medium Term Notes program..............................   $     --                $250,000
Issuance March 1995 (Maturity March 10, 1997)..........     34,000      7.77%      216,000
Issuance June 1995 (Maturity June 1, 2000).............     45,000      7.25%      171,000
                                                          --------
Outstanding December 31, 1995 and 1996.................     79,000                 171,000
Issuance January 1997 (Maturity January 29, 2002)......     50,000      7.05%      121,000
Payment March 1997.....................................    (34,000)                121,000
                                                          --------
Outstanding December 31, 1997, 1998 and 1999...........     95,000                 121,000
Payment June 2000......................................    (45,000)                121,000
                                                          --------
Outstanding December 31, 2000..........................   $ 50,000                 121,000
                                                          ========

     On November 7, 2000, the Company entered into a new $10,000,000 uncommitted line of credit with Bank of America whereby the Company may request, and Bank of America will consider, short-term advances and the issuance of letters of credit through the maturity date of November 6, 2001. As of December 31, 2000, the uncommitted line of credit had not been activated.

     In August 1992, the Company's principal marine transportation subsidiary entered into a $50,000,000 private placement of 8.22% senior notes due June 30, 2002. Principal payments of $5,000,000, plus interest, are due annually through June 30, 2002. At December 31, 2000, $10,000,000 was outstanding under the senior notes.

     At December 31, 1999, the Company was party to an interest rate swap for a notional amount of $20,000,000 under which the Company paid interest at a rate of 7.28% and received interest using a 90-day LIBOR base rate. The interest rate swap was acquired in the merger with Hollywood Marine and terminated on March 27, 2000. The change in the fair value of the interest rate swap agreement was recognized from the date of acquisition to March 27, 2000 in the consolidated statements of earnings.

     The Company is of the opinion that the amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt at December 31, 2000 and 1999.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6) TAXES ON INCOME

     Earnings before taxes on income and details of the provision for taxes on income for the years ended December 31, 2000, 1999 and 1998 were as follows (in thousands):

                                                           2000      1999      1998
                                                          -------   -------   -------
Earnings before taxes on income:
  United States.........................................  $57,812   $35,392   $15,690
  Puerto Rico...........................................       --        --     1,325
                                                          -------   -------   -------
                                                          $57,812   $35,392   $17,015
                                                          =======   =======   =======
Provision (credit) for taxes on income:
  Federal
     Current............................................  $22,022   $13,374   $11,016
     Deferred...........................................      294      (490)   (5,017)
  State and local.......................................    1,383     1,067       907
                                                          -------   -------   -------
                                                          $23,699   $13,951   $ 6,906
                                                          =======   =======   =======

     During the three years ended December 31, 2000, 1999 and 1998, tax benefits related to the exercise of stock options that were allocated directly to additional paid-in capital totaled $470,000, $319,000 and $1,088,000, respectively.

     The Company's provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 2000, 1999 and 1998 due to the following:

                                                              2000   1999   1998
                                                              ----   ----   ----
United States income tax statutory rate.....................  35.0%  35.0%  35.0%
State and local taxes, net of federal benefit...............   1.6    2.0    3.5
Non-deductible goodwill amortization........................   3.5    1.4     .7
Other non-deductible items..................................    .9    1.0    1.4
                                                              ----   ----   ----
                                                              41.0%  39.4%  40.6%
                                                              ====   ====   ====

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6) TAXES ON INCOME -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax assets and liabilities at December 31, 2000, 1999 and 1998 were as follows (in thousands):

                                                        2000       1999        1998
                                                      --------   ---------   --------
Current deferred tax assets:
  Compensated absences..............................  $    934   $     744   $    659
  Allowance for doubtful accounts...................       286         232        356
  Insurance accruals................................     1,974       2,146       (203)
  Merger charges....................................       407       1,226         --
  Other.............................................       120         610        375
                                                      --------   ---------   --------
                                                      $  3,721   $   4,958   $  1,187
                                                      ========   =========   ========
Non-current deferred tax assets and liabilities:
  Deferred tax assets:
     Postretirement health care benefits............  $  2,303       2,101      1,962
     Insurance accruals.............................     2,130       1,974        764
     Deferred compensation..........................     1,004       1,275         79
     Other..........................................     3,459       2,450      1,644
                                                      --------   ---------   --------
                                                         8,896       7,800      4,449
                                                      --------   ---------   --------
  Deferred tax liabilities:
     Property.......................................   (92,166)    (93,683)   (43,703)
     Deferred state taxes...........................    (5,265)     (5,579)      (757)
     Scheduled vessel maintenance costs.............       (54)       (184)       (34)
     Other..........................................      (549)     (1,148)        --
                                                      --------   ---------   --------
                                                       (98,034)   (100,594)   (44,494)
                                                      --------   ---------   --------
                                                      $(89,138)  $ (92,794)  $(40,045)
                                                      ========   =========   ========

     As of December 31, 2000, the Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

(7) LEASES

     The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Total rental expense for the years ended December 31, 2000, 1999 and 1998 were as follows (in thousands):

                                                              2000     1999     1998
                                                             ------   ------   ------
Rental expense:
  Marine equipment.........................................  $2,834   $1,803   $1,803
  Other buildings and equipment............................   2,361    1,694    1,423
Sublease rental............................................     (20)     (12)     (10)
                                                             ------   ------   ------
          Net rental expense...............................  $5,175   $3,485   $3,216
                                                             ======   ======   ======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) LEASES -- (CONTINUED)

     Rental commitments under noncancelable leases as of December 31, 2000 were as follows (in thousands):

                                                             LAND,
                                                           BUILDINGS
                                                         AND EQUIPMENT
                                                         -------------
2001..................................................      $ 5,195
2002..................................................        4,049
2003..................................................        3,816
2004..................................................        3,631
2005..................................................        3,513
Thereafter............................................        3,382
                                                            -------
                                                            $23,586
                                                            =======

(8) STOCK OPTION PLANS

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

     Changes in options outstanding under the employee plans described above for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                      NON-QUALIFIED OR
                                                        NONINCENTIVE
                                                        STOCK OPTIONS
                                                  -------------------------    OPTION PRICE
                                                  OUTSTANDING   EXERCISABLE   RANGE PER SHARE
                                                  -----------   -----------   ---------------
Outstanding December 31, 1997...................   1,917,350      794,775      $ 3.69-$21.38
  Granted.......................................      18,000           --             $19.88
  Became exercisable............................          --      108,537      $16.31-$21.38
  Exercised.....................................    (288,300)    (288,300)     $ 3.69-$21.38
  Canceled or expired...........................     (96,100)      (1,050)     $16.31-$19.50
                                                   ---------     --------
Outstanding December 31, 1998...................   1,550,950      613,962      $ 6.56-$21.38
  Granted.......................................     195,500           --      $17.28-$19.50
  Became exercisable............................          --       74,488      $16.31-$19.88
  Exercised.....................................     (60,850)     (60,850)     $ 8.19-$18.31
  Canceled or expired...........................        (875)        (875)            $16.31
                                                   ---------     --------
Outstanding December 31, 1999...................   1,684,725      626,725      $ 6.56-$21.38
  Granted.......................................     389,000           --             $18.06
  Became exercisable............................          --       71,500      $16.44-$19.88
  Exercised.....................................    (113,575)    (113,575)     $ 6.56-$18.56
  Canceled or expired...........................      (4,000)      (2,000)     $18.06-$18.19
                                                   ---------     --------
Outstanding December 31, 2000...................   1,956,150      582,650      $12.94-$21.38
                                                   =========     ========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(8) STOCK OPTION PLANS -- (CONTINUED)

     At December 31, 2000, 184,575 shares were available for future grants under the employee plans and no shares of the outstanding stock options under the employee plans were issued with limited stock appreciation rights.

     Prior to September 22, 2000, the Company had three director stock option plans for nonemployee directors of the Company. Effective September 22, 2000, the Company's directors adopted a 2000 Nonemployee Director Stock Option Plan (the "Current Director Plan") which replaced the 1989 Director Stock Option Plan (the "1989 Director Plan"), the 1994 Nonemployee Director Stock Option Plan (the "1994 Director Plan") and the 2000 Director Stock Option Plan (the "2000 Director Plan"). The 1989 Director Plan provided for the issuance until July 1999 of nonincentive options to directors of the Company to purchase up to 150,000 shares of common stock. The 1994 Director Plan provided for the issuance of non-qualified options to directors of the Company, including advisory directors, to purchase up to 100,000 shares of common stock. The 2000 Director Plan provided for the issuance of nonincentive options to directors of the Company to purchase up to 100,000 shares of common stock. The Current Director Plan provides for the issuance of nonincentive options to directors of the Company to purchase up to 300,000 shares of common stock. The Current Director Plan provides for the automatic grants of stock options to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the Current Director Plan provides for the issuance of stock options in lieu of cash for all or part of the annual director fee. The director stock option plans are intended as an incentive to attract and retain qualified and competent independent directors.

     Changes in options outstanding under the director plans described above for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                      NON-QUALIFIED OR
                                                        NONINCENTIVE
                                                        STOCK OPTIONS
                                                  -------------------------    OPTION PRICE
                                                  OUTSTANDING   EXERCISABLE   RANGE PER SHARE
                                                  -----------   -----------   ---------------
Outstanding December 31, 1997...................     93,500        93,500      $ 7.56-$21.38
  Granted.......................................     17,000            --      $19.88-$25.50
  Became exercisable............................         --        17,000      $19.88-$25.50
                                                    -------       -------
Outstanding December 31, 1998...................    110,500       110,500      $ 7.56-$25.50
  Granted.......................................     10,500            --             $19.38
  Became exercisable............................         --        10,500             $19.38
  Exercised.....................................    (30,000)      (30,000)             $7.56
                                                    -------       -------
Outstanding December 31, 1999...................     91,000        91,000      $16.63-$25.50
  Granted.......................................     25,984            --      $18.31-$21.34
  Became exercisable............................         --        22,882      $18.31-$21.34
  Exercised.....................................    (19,500)      (19,500)     $16.63-$18.63
  Canceled or expired...........................    (11,000)      (11,000)     $19.06-$25.50
                                                    -------       -------
Outstanding December 31, 2000...................     86,484        83,382      $16.63-$25.50
                                                    =======       =======

     The Company has a 1993 nonqualified stock option for 25,000 shares granted to Robert G. Stone, Jr., at an exercise price of $18.625, all of which are currently exercisable. The grant served as an incentive to retain the optionee as a member of the Board of Directors of the Company.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(8) STOCK OPTION PLANS -- (CONTINUED)

     The following table summarizes pro forma net earnings and earnings per share for the years ended December 31, 2000, 1999 and 1998 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amounts):

                                      2000                      1999                      1998
                             -----------------------   -----------------------   -----------------------
                             AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                             -----------   ---------   -----------   ---------   -----------   ---------
Net earnings...............    $34,113      $31,623      $21,441      $19,536      $10,109      $7,598
Net earnings per share:
  Basic....................    $  1.40      $  1.30      $  1.01      $   .92      $   .46      $  .35
  Diluted..................    $  1.39      $  1.29      $  1.01      $   .92      $   .46      $  .34

     The weighted average fair value of options granted during 2000, 1999 and 1998 was $10.27, $13.50 and $15.71, respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were as follows: average risk-free interest rate based on five- and 10-year Treasury bonds -- 4.8% for 2000, 5.2% for 1999 and 5.6% for 1998; stock price volatility -- 70% for 2000, 66% for 1999 and 59% for 1998; and estimated option term -- nine years.

(9) RETIREMENT PLANS

     The Company sponsors a defined benefit plan for vessel personnel. Shoreside personnel formerly employed by Hollywood Marine also are participants in the plan, but ceased to accrue additional benefits effective January 1, 2000. The plan benefits are based on an employee's years of service and compensation. The plan assets primarily consist of fixed income securities and corporate stocks. Funding of the plan is based on actuarial computations that are designed to satisfy minimum funding requirements of applicable regulations and to achieve adequate funding of projected benefit obligations.

     The Company sponsors an unfunded defined benefit health care plan that provides limited postretirement medical benefits to employees who meet minimum age and service requirements, and to eligible dependents. The plan is contributory, with retiree contributions, adjusted annually. The Company also has an unfunded defined benefit executive retirement plan that it assumed in the Hollywood Marine acquisition. That plan ceased to accrue additional benefits effective January 1, 2000.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) RETIREMENT PLANS -- (CONTINUED)

     The following table presents the funded status and amounts recognized in the Company's consolidated balance sheet for the Company's defined benefit plans and postretirement benefit plans (dollars in thousands):

                                                                   POSTRETIREMENT BENEFITS
                                               PENSION BENEFITS      OTHER THAN PENSIONS
                                               -----------------   -----------------------
                                                2000      1999       2000          1999
                                               -------   -------   ---------     ---------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year....  $41,112   $21,928    $ 6,486       $ 5,855
  Service cost...............................    1,751     1,442        513           373
  Interest cost..............................    3,021     1,874        535           429
  Amendments.................................   (2,210)       --        401            --
  Actuarial gain.............................     (905)   (3,529)      (507)         (992)
  Acquisition................................       --    20,318         --         1,150
  Benefits paid..............................   (1,677)     (921)      (482)         (309)
  Less partnerships' allocation..............       --        --         22           (20)
                                               -------   -------    -------       -------
  Benefit obligation at end of year..........   41,092    41,112      6,968         6,486
                                               -------   -------    -------       -------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of
     year....................................   45,407    20,884         --            --
  Actual return on plan assets...............      603     2,424         --            --
  Employer contribution......................       --        --        482           309
  Acquisition................................       --    23,020         --            --
  Benefits paid..............................   (1,677)     (921)      (482)         (309)
                                               -------   -------    -------       -------
  Fair value of plan assets at end of year...   44,333    45,407         --            --
                                               -------   -------    -------       -------
  Funded status..............................    3,241     4,295     (6,968)       (6,486)
  Unrecognized net actuarial gain............   (2,527)   (5,295)    (1,254)         (796)
  Unrecognized prior service cost............     (934)    1,188        436            67
  Unrecognized net transition obligation.....       24        40         --            --
  Other......................................       --        --         41            28
                                               -------   -------    -------       -------
  Net amount recognized at end of year.......  $  (196)  $   228    $(7,745)      $(7,187)
                                               =======   =======    =======       =======
WEIGHTED AVERAGE ASSUMPTIONS
  Discount rate..............................     7.75%     7.75%      7.75%         7.75%
  Expected return on plan assets.............     9.25%     9.25%        --            --
  Average rate of compensation increase......     4.00%     4.00%        --            --

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) RETIREMENT PLANS -- (CONTINUED)

     The components of net periodic benefit cost were as follows (in thousands):

                                                                    POSTRETIREMENT BENEFITS
                                           PENSION BENEFITS           OTHER THAN PENSIONS
                                      ---------------------------   -----------------------
                                       2000      1999      1998      2000     1999    1998
                                      -------   -------   -------   -------   -----   -----
Service cost........................  $ 1,751   $ 1,442   $ 1,143   $  513    $373    $317
Interest cost.......................    3,021     1,874     1,402      535     429     415
Expected return on assets...........   (4,130)   (2,358)   (1,691)      --      --      --
Amortization of transition
  obligation........................       17        17        17       --      --      --
Amortization of prior service
  cost..............................      (89)      259       258       32       5       5
Amortization of actuarial gain......     (146)       --       (47)     (49)     --      --
Less partnerships' allocation.......      (52)      (73)      (85)      22     (20)    (20)
Curtailment charge..................       --        --        22       --      --      --
                                      -------   -------   -------   ------    ----    ----
Net periodic benefit cost...........  $   372   $ 1,161   $ 1,019   $1,053    $787    $717
                                      =======   =======   =======   ======    ====    ====

     The Company's unfunded defined benefit health care plan, which provides limited postretirement medical benefits, limits cost increases in the Company's contribution to 4% per year, excluding grandfathered Hollywood Marine retirees. For measurement purposes, the assumed health care cost trend rate was 13% for 2000, declining gradually to 5% by 2006 and remaining at that level thereafter. Accordingly, a 1% increase in the health care cost trend rate assumption would have an immaterial effect on the amounts reported.

     In addition to the defined benefit plan and postretirement medical benefit plan, the Company sponsors defined contribution plans for all shore-based employees and certain vessel personnel. Maximum contributions to these plans equal the lesser of 15% of the aggregate compensation paid to all participating employees or up to 20% of each subsidiary's earnings before federal income tax after certain adjustments for each fiscal year. The aggregate contributions to the plans were $6,609,000, $4,304,000 and $3,744,000 in 2000, 1999 and 1998,
respectively.

(10) EARNINGS PER SHARE OF COMMON STOCK

     The following table presents the components of basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998 (in thousands, except per share amounts):

                                                           2000      1999      1998
                                                          -------   -------   -------
Net earnings............................................  $34,113   $21,441   $10,109
                                                          =======   =======   =======
Shares outstanding:
  Weighted average common stock outstanding.............   24,401    21,172    21,847
Effect of dilutive securities:
  Employee and director common stock options............      165       121       266
                                                          -------   -------   -------
                                                           24,566    21,293    22,113
                                                          =======   =======   =======
Basic earnings per share of common stock................  $  1.40   $  1.01   $   .46
                                                          =======   =======   =======
Diluted earnings per share of common stock..............  $  1.39   $  1.01   $   .46
                                                          =======   =======   =======

     Certain outstanding options to purchase approximately 1,103,000, 1,030,000 and 77,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2000, 1999 and 1998, respectively, as such stock options would have been antidilutive.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(11) QUARTERLY RESULTS (UNAUDITED)

     The unaudited quarterly results for the year ended December 31, 2000 were as follows (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           2000        2000         2000            2000
                                         ---------   --------   -------------   ------------
Revenues...............................  $126,456    $130,208     $129,108        $126,872
Costs and expenses.....................   111,040     108,750      108,343         106,509
Merger related charges (credits).......        --         482           --            (283)
                                         --------    --------     --------        --------
  Operating income.....................    15,416      20,976       20,765          20,646
Equity in earnings of marine
  affiliates...........................       837         804          821             932
Investment income and other............       187         114           75             (39)
Gain (loss) on disposition of assets...        49       1,019           96              (3)
Minority interests.....................      (343)       (209)        (281)           (133)
Interest expense.......................    (5,863)     (5,964)      (6,089)         (6,001)
                                         --------    --------     --------        --------
  Earnings before taxes on income......    10,283      16,740       15,387          15,402
Provision for taxes on income..........    (4,216)     (6,860)      (6,309)         (6,314)
                                         --------    --------     --------        --------
  Net earnings.........................  $  6,067    $  9,880     $  9,078        $  9,088
                                         ========    ========     ========        ========
Net earnings per share of common stock:
  Basic................................  $    .25    $    .40     $    .37        $    .38
                                         ========    ========     ========        ========
  Diluted..............................  $    .25    $    .40     $    .37        $    .38
                                         ========    ========     ========        ========

     The unaudited quarterly results for the year ended December 31, 1999 were as follows (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                            1999        1999         1999          1999(*)
                                          ---------   --------   -------------   ------------
Revenues................................   $78,481    $84,055       $80,504        $122,564
Costs and expenses......................    70,582     71,611        68,595         104,976
Merger related charges..................        --         --            --           4,502
                                           -------    -------       -------        --------
  Operating income......................     7,899     12,444        11,909          13,086
Equity in earnings (loss) of marine
  affiliates............................       881        609           917            (271)
Investment income and other.............       155        191           494             125
Gain (loss) on disposition of assets....        32          3           (27)             56
Minority interests......................        --         --            --            (273)
Interest expense........................    (2,545)    (2,569)       (2,289)         (5,435)
                                           -------    -------       -------        --------
  Earnings before taxes on income.......     6,422     10,678        11,004           7,288
Provision for taxes on income...........    (2,421)    (4,076)       (4,140)         (3,314)
                                           -------    -------       -------        --------
  Net earnings..........................   $ 4,001    $ 6,602       $ 6,864        $  3,974
                                           =======    =======       =======        ========
Net earnings per share of common stock:
  Basic.................................   $   .20    $   .33       $   .34        $    .17
                                           =======    =======       =======        ========
  Diluted...............................   $   .20    $   .33       $   .34        $    .16
                                           =======    =======       =======        ========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(11) QUARTERLY RESULTS (UNAUDITED) -- (CONTINUED)

---------------

(*) Included the acquisition of Hollywood Marine, effective October 12, 1999, and the impairment of an offshore barge in a marine partnership in which the Company owned a 50% interest.

     Quarterly basic and diluted earnings per share of common stock may not total to the full year per share amounts, as the weighted average number of shares outstanding for each quarter fluctuates as a result of shares repurchased by the Company and the assumed exercise of stock options.

(12) CONTINGENCIES AND COMMITMENTS

     On January 9, 2001, the U.S. Environmental Protection Agency ("EPA"), in conjunction with other federal and state law enforcement officials, executed a warrant to seize records pertaining to the dry cargo barge cleaning operations of a subsidiary of the Company located in Highlands, Texas. The dry-cargo barges cleaned last carried cargoes such as grain, coal, steel and other dry-bulk commodities. Based on the information available at present to the Company, the EPA is investigating possible violations of the Clean Water Act by the subsidiary. The Company is cooperating with federal and state officials in the investigation. As the investigation is in its preliminary stage, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

     In August 2000, the Company and four affiliates were among a large group of companies that received a request for information from the EPA pursuant to
Section 104 of the Comprehensive Environmental Response, Compensation and Liability Act concerning a potential Superfund site, the Palmer Barge Line Site, located in Port Arthur, Texas. In October 2000, the Company submitted its response to the EPA's request. Based on the information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

     In addition, there are various other suits and claims against the Company, none of which in the opinion of management will have a material effect on the Company's financial condition, results of operations or cash flows. Management has recorded necessary reserves and believes that it has adequate insurance coverage or has meritorious defenses for these other claims and contingencies.

     Certain Significant Risks and Uncertainties. The Company's marine transportation segment is engaged in the inland marine transportation of industrial chemicals, petrochemical feedstocks, agricultural chemicals, refined petroleum products, pressurized products and black oil products by tank barge along the Mississippi River System, Gulf Intracoastal Waterway and Houston Ship Channel. In addition, the segment is engaged in the offshore marine transportation of dry-bulk cargo by barge. Such products are transported between United States ports, with an emphasis on the Gulf of Mexico and along the Atlantic Seaboard and Caribbean Basin ports, with occasional voyages to South American ports.

     The Company's diesel engine services segment is engaged in the overhaul and repair of large medium-speed diesel engines and related parts sales in the marine, power generation and industrial, and railroad markets. The marine market serves vessels powered by large diesel engines utilized in the various inland and offshore marine industries. The power generation and industrial market serves users of diesel engines that provide standby, peak and base load power generation, users of industrial gears such as cement, paper and mining industries, and provides parts for the nuclear industry. The railroad market provides parts and service for diesel-electric locomotives used by shortline and industrial railroads.

     As of December 31, 2000, the marine transportation segment accounted for 90% of the Company's assets and the diesel engine services segment accounted for 6%. This compares with December 31, 1999, when the marine transportation segment accounted for 89% of the Company's assets and the diesel engine services segment accounted for 4%. Of total consolidated revenues during the 2000 and 1999 years, the marine

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(12) CONTINGENCIES AND COMMITMENTS -- (CONTINUED)

transportation segment generated 86% and 80%, respectively, and the diesel engine services segment generated 14% and 20%, respectively. Operating profits for the 2000 and 1999 years, excluding equity in earnings of affiliates and general corporate expenses, included a contribution of 92% and 87%, respectively, from the marine transportation segment and 8% and 13%, respectively, from the diesel engine services segment. The increased percentage by the marine transportation segment in each category for 2000 over 1999 was primarily due to the acquisition of Hollywood Marine, more fully described in
Note 2, Acquisitions.

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

     The customer base includes the major industrial chemical and petrochemical manufacturers, agricultural chemical manufacturers and refining companies in the United States. Approximately 70% of the movements of such products are under long-term contracts, ranging from one year to 10 years. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 30 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. The Dow Chemical Company accounted for 10% of the Company's revenues in 2000, 12% in 1999 and 13% in 1998.

     Major customers of the diesel engine services segment include the inland and offshore dry-bulk and tank barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities, the United States Coast Guard and Navy, shortline railroads, industrial owners of locomotives, and power generation and industrial companies. The segment operates as an authorized distributor in 17 eastern states and the Caribbean, and as non-exclusive authorized service centers for EMD throughout the rest of the United States for marine power generation and industrial applications. The railroad portion of the segment serves as the exclusive distributorship of EMD aftermarket parts sales and services to the shortline and industrial railroad market. The Company also serves as the exclusive distributor of EMD parts to the nuclear industry. The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. The diesel engine services segment's relationship with EMD has been maintained for 35 years. No single customer of the diesel engine services segment accounted for more than 10% of the Company's revenues in 2000, 1999 and 1998.

     Weather can be a major factor in the day-to-day operations of the marine transportation segment. Adverse weather conditions, such as fog in the winter and spring months, can impair the operating efficiencies of the fleet. Shipments of products can be significantly delayed or postponed by weather conditions, which are totally beyond the control of management. River conditions are also factors which impair the efficiency of the fleet and can result in delays, diversions and limitations on night passages, and dictate horsepower requirements and size of tows. Additionally, much of the inland waterway system is controlled by a series of locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. Maintenance and operation of the navigable inland waterway infrastructure is a government function handled by the Corps of Engineers with costs shared by industry. Significant changes in governmental policies or appropriations with respect to maintenance and operation of the infrastructure could adversely affect the Company.

     The Company's marine transportation segment is subject to regulation by the United States Coast Guard, federal laws, state laws and certain international conventions. The Company believes that additional safety, environmental and occupational health regulations may be imposed on the marine industry. There can be no

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(12) CONTINGENCIES AND COMMITMENTS -- (CONTINUED)

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

(13) SEGMENT DATA

     The Company's operations are classified into two reportable business segments as follows:

     Marine Transportation -- Marine transportation by U.S. flag vessels on the United States inland waterway system and in United States coastwise trade. The principal products transported on the United States inland waterway system include industrial chemicals, petrochemical feedstocks, agricultural chemicals, refined petroleum products, pressurized products and black oil products. The principal products transported in U.S. coastwise trade include coal, limestone, grain and sugar.

     Diesel Engine Services -- Overhaul and repair of large medium-speed diesel engines, reduction gear repair, and sale of related parts and accessories for customers in the marine, power generation and industrial, and railroad industries.

     The Company's two reportable business segments are managed separately based on fundamental differences in their operations. The Company's accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, minority interests, accounting changes, and nonrecurring items. Intersegment sales for 2000, 1999 and 1998 were not significant.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(13) SEGMENT DATA -- (CONTINUED)
     The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                         2000       1999       1998
                                                       --------   --------   --------
Revenues:
  Marine transportation..............................  $443,203   $290,956   $244,839
  Diesel engine services.............................    69,441     74,648     82,241
                                                       --------   --------   --------
                                                       $512,644   $365,604   $327,080
                                                       ========   ========   ========
Segment profit (loss):
  Marine transportation..............................  $ 78,100   $ 47,525   $ 37,661
  Diesel engine services.............................     6,955      7,129      8,050
  Other..............................................   (27,243)   (19,262)   (28,696)
                                                       --------   --------   --------
                                                       $ 57,812   $ 35,392   $ 17,015
                                                       ========   ========   ========
Total assets:
  Marine transportation..............................  $673,999   $673,882   $301,020
  Diesel engine services.............................    45,344     32,890     38,588
  Other..............................................    29,925     46,625     50,691
                                                       --------   --------   --------
                                                       $749,268   $753,397   $390,299
                                                       ========   ========   ========
Depreciation and amortization:
  Marine transportation..............................  $ 45,321   $ 27,876   $ 23,977
  Diesel engine services.............................       691        842        917
  Other..............................................     2,192      2,560      2,489
                                                       --------   --------   --------
                                                       $ 48,204   $ 31,278   $ 27,383
                                                       ========   ========   ========
Capital expenditures:
  Marine transportation..............................  $ 43,205   $ 11,735   $ 24,521
  Diesel engine services.............................       351        533      1,103
  Other..............................................     4,127        451      1,821
                                                       --------   --------   --------
                                                       $ 47,683   $ 12,719   $ 27,445
                                                       ========   ========   ========

     The following table presents the details of "Other" segment profit (loss) for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                         2000       1999       1998
                                                       --------   --------   --------
General corporate expenses...........................  $ (7,053)  $ (4,814)  $ (5,375)
Interest expense.....................................   (23,917)   (12,838)   (11,898)
Equity in earnings of affiliates.....................     3,394      2,136      2,271
Gain on disposition of assets........................     1,161         64      3,517
Minority interests...................................      (966)      (273)        --
Impairment of long-lived assets......................        --         --     (8,333)
Loss on sale of equity investment....................        --         --    (10,536)
Merger related charges...............................      (199)    (4,502)        --
Investment income and other..........................       337        965      1,658
                                                       --------   --------   --------
                                                       $(27,243)  $(19,262)  $(28,696)
                                                       ========   ========   ========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(13) SEGMENT DATA -- (CONTINUED)

     The following table presents the details of "Other" total assets as of December 31, 2000, 1999 and 1998 (in thousands):

                                                           2000      1999      1998
                                                          -------   -------   -------
General corporate assets................................  $17,141   $31,684   $37,896
Investments in affiliates...............................   12,784    14,941    12,795
                                                          -------   -------   -------
                                                          $29,925   $46,625   $50,691
                                                          =======   =======   =======

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     1. Financial Statements:

Included in Part III of this report:

     Report of KPMG LLP, Independent Public Accountants, on the financial statements of Kirby Corporation and Consolidated Subsidiaries for the years ended December 31, 2000, 1999 and 1998.

     Consolidated Balance Sheets, December 31, 2000 and 1999.

     Consolidated Statements of Earnings, for the years ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Stockholders' Equity, for the years ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Cash Flows, for the years ended December 31, 2000, 1999 and 1998.

     Notes to Consolidated Financial Statements, for the years ended December 31, 2000, 1999 and 1998.

     2. Financial Statement Schedules

     All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     3. Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended December 31, 2000.

     4. Exhibits

EXHIBIT
NO.                                         DESCRIPTION OF EXHIBIT
-------                                     ----------------------
           3.1           -- Restated Articles of Incorporation of Kirby Exploration
                            Company, Inc. (the "Company"), as amended (incorporated
                            by reference to Exhibit 3.1 of the Registrant's 1989
                            Registration Statement on Form S-3 (Reg. No. 33-30832)).
           3.2           -- Certificate of Amendment of Restated Articles of
                            Incorporation of the Company filed with the Secretary of
                            State of Nevada April 30, 1990 (incorporated by reference
                            to Exhibit 3.2 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1990).
           3.3           -- Bylaws of the Company, as amended (incorporated by
                            reference to Exhibit 2 of the Registrant's July 20, 2000
                            Registration Statement on Form 8A (Reg. No. 01-07615)).
           4.1           -- Indenture, dated as of December 2, 1994, between the
                            Company and Texas Commerce Bank National Association,
                            Trustee, (incorporated by reference to Exhibit 4.3 of the
                            Registrant's 1994 Registration Statement on Form S-3
                            (Reg. No. 33-56195)).
           4.2           -- Rights Agreement, dated as of July 18, 2000, between
                            Kirby Corporation and Fleet National Bank, a national
                            bank association, which includes the Form of Resolutions
                            Establishing Designations, Preference and Rights of
                            Series A Junior Participating Preferred Stock of Kirby
                            Corporation, the form of Rights Certificate and the
                            Summary of Rights (incorporated by reference to Exhibit
                            4.1 of the Registrant's Current Report on Form 8-K dated
                            July 18, 2000).

EXHIBIT
NO.                                         DESCRIPTION OF EXHIBIT
-------                                     ----------------------
          10.1+          -- 1982 Stock Option Plan for Kirby Exploration Company, and
                            forms of option agreements provided for thereunder and
                            related documents (incorporated by reference to Exhibit
                            10.5 of the Registrant's Annual Report on Form 10-K for
                            the year ended December 31, 1982).
          10.2+          -- Amendment to 1982 Stock Option Plan for Kirby Exploration
                            Company (incorporated by reference to Exhibit 10.5 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1986).
          10.3           -- Indemnification Agreement, dated April 29, 1986, between the Company and each of its Directors and certain key
                            employees (incorporated by reference to Exhibit 10.11 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1986).
          10.4+          -- 1989 Employee Stock Option Plan for the Company, as
                            amended (incorporated by reference to Exhibit 10.11 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1989).
          10.5+          -- 1989 Director Stock Option Plan for the Company, as
                            amended (incorporated by reference to Exhibit 10.12 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1989).
          10.6           -- Note Purchase Agreement, dated as of August 12, 1992,
                            among Dixie Carriers, Inc., The Variable Annuity Life
                            Insurance Company, Provident Mutual Life and Annuity
                            Company of America, among others (incorporated by
                            reference to Exhibit 10.1 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1992).
          10.7+          -- Deferred Compensation Agreement dated August 12, 1985
                            between Dixie Carriers, Inc., and J. H. Pyne
                            (incorporated by reference to Exhibit 10.19 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1992).
          10.8           -- Agreement and Plan of Merger, dated April 1, 1993, among
                            Kirby Corporation, AFRAM Carriers, Inc. and AFRAM Lines
                            (USA) Co., Ltd. and the shareholders of AFRAM Lines (USA)
                            Co., Ltd. (incorporated by reference to Exhibit 2.1 of
                            the Registrant's Current Report on Form 8-K dated May 3,
                            1993).
          10.9+          -- 1994 Employee Stock Option Plan for Kirby Corporation
                            (incorporated by reference to Exhibit 10.21 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1993).
          10.10+         -- 1994 Nonemployee Director Stock Option Plan for Kirby
                            Corporation (incorporated by reference to Exhibit 10.22
                            of the Registrant's Annual Report on Form 10-K for the
                            year ended December 31, 1993).
          10.11+         -- 1993 Stock Option Plan of Kirby Corporation for Robert G.
                            Stone, Jr. (incorporated by reference to Exhibit 10.23 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1993).
          10.12+         -- Amendment to 1989 Director Stock Option Plan for Kirby
                            Exploration Company, Inc. (incorporated by reference to
                            Exhibit 10.24 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1993).
          10.13          -- Purchase Agreement, dated November 16, 1994, by and
                            between The Dow Chemical Company and Dow Hydrocarbons and
                            Resources, Inc., and Dixie Marine, Inc. (incorporated by
                            reference to Exhibit 10.25 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1994).

EXHIBIT
NO.                                         DESCRIPTION OF EXHIBIT
-------                                     ----------------------
          10.14          -- Distribution Agreement, dated December 2, 1994, by and
                            among Kirby Corporation and Merrill Lynch, Pierce, Fenner
                            & Smith Incorporated, Salomon Brothers Inc, and Wertheim
                            Schroder & Co. Incorporated (incorporated by reference to
                            Exhibit 1.1 of the Registrant's Current Report on Form
                            8-K dated December 9, 1994).
          10.15+         -- 1996 Employee Stock Option Plan for Kirby Corporation
                            (incorporated by reference to Exhibit 10.24 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1996).
          10.16+         -- Amendment No. 1 to the 1994 Employee Stock Option Plan
                            for Kirby Corporation (incorporated by reference to
                            Exhibit 10.25 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1996).
          10.17          -- Credit Agreement, dated September 19, 1997, among Kirby
                            Corporation, the Banks named therein, and Texas Commerce
                            Bank National Association as Agent and Funds
                            Administrator (incorporated by reference to Exhibit 10.0
                            of the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1997).
          10.18          -- First Amendment to Credit Agreement, dated January 30,
                            1998, among Kirby Corporation, the Banks named therein,
                            and Chase Bank of Texas, N.A. as Agent and Funds
                            Administrator (incorporated by reference to Exhibit B2 of
                            the Registrant's Tender Offer Statement on Schedule 13E-4
                            filed with the Securities and Exchange Commission on
                            February 17, 1998).
          10.19          -- Asset Purchase Agreement, dated January 28, 1998, by and between Hvide Marine Incorporated, Sabine Transportation
                            Company (an Iowa corporation), Kirby Corporation, Sabine
                            Transportation Company (a Delaware corporation) and Kirby
                            Tankships, Inc. (incorporated by reference to Exhibit 2.1
                            of the Registrant's Current Report on Form 8-K dated
                            March 25, 1998).
          10.20          -- Second Amendment to Credit Agreement, dated November 30,
                            1998, among Kirby Corporation, the Banks named therein,
                            and Chase Bank of Texas, N.A. as Agent and Funds
                            Administrator.
          10.21          -- Agreement and Plan of Merger, dated July 28, 1999, by and among Kirby Corporation, Kirby Inland Marine, Inc.,
                            Hollywood Marine, Inc., C. Berdon Lawrence, and Robert B.
                            Egan and Eddy J. Rogers, Jr., as Co-Trustees under
                            certain Berdon Lawrence Trusts (incorporated by reference
                            to Exhibit 2.1 of the Registrant's Current Report on Form
                            8-K dated July 30, 1999).
          10.22          -- Credit Facility, dated as of October 12, 1999, among
                            Kirby Corporation, the Banks named therein, Chase Bank of
                            Texas, National Association as Administrative Agent, Bank
                            of America, N.A. as Syndication Agent, and Bank One,
                            Texas, N.A. as Documentation Agent (incorporated by
                            reference to Exhibit 10.1 of the Registrant's Current
                            Report on Form 8-K dated October 14, 1999).
          10.23+*        -- 2001 Employee Stock Option Plan for Kirby Corporation.
          21.1*          -- Principal Subsidiaries of the Registrant.
          23.1*          -- Consent of KPMG LLP.

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

Dated: March 5, 2001

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

                      SIGNATURE                                    CAPACITY                  DATE
                      ---------                                    --------                  ----
               /s/ C. BERDON LAWRENCE                  Chairman of the Board and         March 5, 2001
-----------------------------------------------------    Director of the Company
                 C. Berdon Lawrence

                   /s/ J. H. PYNE                      President, Director of the        March 5, 2001
-----------------------------------------------------    Company and Principal
                     J. H. Pyne                          Executive Officer

                 /s/ NORMAN W. NOLEN                   Executive Vice President,         March 5, 2001
-----------------------------------------------------    Treasurer, Assistant Secretary
                   Norman W. Nolen                       of the Company and Principal
                                                         Financial Officer

               /s/ G. STEPHEN HOLCOMB                  Vice President, Controller,       March 5, 2001
-----------------------------------------------------    Assistant Secretary of the
                 G. Stephen Holcomb                      Company and Principal
                                                         Accounting Officer

                   /s/ C. SEAN DAY                     Director of the Company           March 5, 2001
-----------------------------------------------------
                     C. Sean Day

                  /s/ BOB G. GOWER                     Director of the Company           March 5, 2001
-----------------------------------------------------
                    Bob G. Gower

             /s/ WILLIAM M. LAMONT, JR.                Director of the Company           March 5, 2001
-----------------------------------------------------
               William M. Lamont, Jr.

             /s/ GEORGE A. PETERKIN, JR.               Director of the Company           March 5, 2001
-----------------------------------------------------
               George A. Peterkin, Jr.

              /s/ ROBERT G. STONE, JR.                 Director of the Company           March 5, 2001
-----------------------------------------------------
                Robert G. Stone, Jr.

                 /s/ RICHARD C. WEBB                   Director of the Company           March 5, 2001
-----------------------------------------------------
                   Richard C. Webb

                                 EXHIBIT INDEX

EXHIBIT
NO.                                         DESCRIPTION OF EXHIBIT
-------                                     ----------------------

           3.1           -- Restated Articles of Incorporation of Kirby Exploration
                            Company, Inc. (the "Company"), as amended (incorporated
                            by reference to Exhibit 3.1 of the Registrant's 1989
                            Registration Statement on Form S-3 (Reg. No. 33-30832)).
           3.2           -- Certificate of Amendment of Restated Articles of
                            Incorporation of the Company filed with the Secretary of
                            State of Nevada April 30, 1990 (incorporated by reference
                            to Exhibit 3.2 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1990).
           3.3           -- Bylaws of the Company, as amended (incorporated by
                            reference to Exhibit 2 of the Registrant's July 20, 2000
                            Registration Statement on Form 8A (Reg. No. 01-07615)).
           4.1           -- Indenture, dated as of December 2, 1994, between the
                            Company and Texas Commerce Bank National Association,
                            Trustee, (incorporated by reference to Exhibit 4.3 of the
                            Registrant's 1994 Registration Statement on Form S-3
                            (Reg. No. 33-56195)).
           4.2           -- Rights Agreement, dated as of July 18, 2000, between
                            Kirby Corporation and Fleet National Bank, a national
                            bank association, which includes the Form of Resolutions
                            Establishing Designations, Preference and Rights of
                            Series A Junior Participating Preferred Stock of Kirby
                            Corporation, the form of Rights Certificate and the
                            Summary of Rights (incorporated by reference to Exhibit
                            4.1 of the Registrant's Current Report on Form 8-K dated
                            July 18, 2000).
          10.1+          -- 1982 Stock Option Plan for Kirby Exploration Company, and
                            forms of option agreements provided for thereunder and
                            related documents (incorporated by reference to Exhibit
                            10.5 of the Registrant's Annual Report on Form 10-K for
                            the year ended December 31, 1982).
          10.2+          -- Amendment to 1982 Stock Option Plan for Kirby Exploration
                            Company (incorporated by reference to Exhibit 10.5 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1986).
          10.3           -- Indemnification Agreement, dated April 29, 1986, between the Company and each of its Directors and certain key
                            employees (incorporated by reference to Exhibit 10.11 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1986).
          10.4+          -- 1989 Employee Stock Option Plan for the Company, as
                            amended (incorporated by reference to Exhibit 10.11 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1989).
          10.5+          -- 1989 Director Stock Option Plan for the Company, as
                            amended (incorporated by reference to Exhibit 10.12 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1989).
          10.6           -- Note Purchase Agreement, dated as of August 12, 1992,
                            among Dixie Carriers, Inc., The Variable Annuity Life
                            Insurance Company, Provident Mutual Life and Annuity
                            Company of America, among others (incorporated by
                            reference to Exhibit 10.1 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1992).
          10.7+          -- Deferred Compensation Agreement dated August 12, 1985
                            between Dixie Carriers, Inc., and J. H. Pyne
                            (incorporated by reference to Exhibit 10.19 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1992).

EXHIBIT
NO.                                         DESCRIPTION OF EXHIBIT
-------                                     ----------------------
          10.8           -- Agreement and Plan of Merger, dated April 1, 1993, among
                            Kirby Corporation, AFRAM Carriers, Inc. and AFRAM Lines
                            (USA) Co., Ltd. and the shareholders of AFRAM Lines (USA)
                            Co., Ltd. (incorporated by reference to Exhibit 2.1 of
                            the Registrant's Current Report on Form 8-K dated May 3,
                            1993).
          10.9+          -- 1994 Employee Stock Option Plan for Kirby Corporation
                            (incorporated by reference to Exhibit 10.21 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1993).
          10.10+         -- 1994 Nonemployee Director Stock Option Plan for Kirby
                            Corporation (incorporated by reference to Exhibit 10.22
                            of the Registrant's Annual Report on Form 10-K for the
                            year ended December 31, 1993).
          10.11+         -- 1993 Stock Option Plan of Kirby Corporation for Robert G.
                            Stone, Jr. (incorporated by reference to Exhibit 10.23 of
                            the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1993).
          10.12+         -- Amendment to 1989 Director Stock Option Plan for Kirby
                            Exploration Company, Inc. (incorporated by reference to
                            Exhibit 10.24 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1993).
          10.13          -- Purchase Agreement, dated November 16, 1994, by and
                            between The Dow Chemical Company and Dow Hydrocarbons and
                            Resources, Inc., and Dixie Marine, Inc. (incorporated by
                            reference to Exhibit 10.25 of the Registrant's Annual
                            Report on Form 10-K for the year ended December 31,
                            1994).
          10.14          -- Distribution Agreement, dated December 2, 1994, by and
                            among Kirby Corporation and Merrill Lynch, Pierce, Fenner
                            & Smith Incorporated, Salomon Brothers Inc, and Wertheim
                            Schroder & Co. Incorporated (incorporated by reference to
                            Exhibit 1.1 of the Registrant's Current Report on Form
                            8-K dated December 9, 1994).
          10.15+         -- 1996 Employee Stock Option Plan for Kirby Corporation
                            (incorporated by reference to Exhibit 10.24 of the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1996).
          10.16+         -- Amendment No. 1 to the 1994 Employee Stock Option Plan
                            for Kirby Corporation (incorporated by reference to
                            Exhibit 10.25 of the Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1996).
          10.17          -- Credit Agreement, dated September 19, 1997, among Kirby
                            Corporation, the Banks named therein, and Texas Commerce
                            Bank National Association as Agent and Funds
                            Administrator (incorporated by reference to Exhibit 10.0
                            of the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1997).
          10.18          -- First Amendment to Credit Agreement, dated January 30,
                            1998, among Kirby Corporation, the Banks named therein,
                            and Chase Bank of Texas, N.A. as Agent and Funds
                            Administrator (incorporated by reference to Exhibit B2 of
                            the Registrant's Tender Offer Statement on Schedule 13E-4
                            filed with the Securities and Exchange Commission on
                            February 17, 1998).
          10.19          -- Asset Purchase Agreement, dated January 28, 1998, by and between Hvide Marine Incorporated, Sabine Transportation
                            Company (an Iowa corporation), Kirby Corporation, Sabine
                            Transportation Company (a Delaware corporation) and Kirby
                            Tankships, Inc. (incorporated by reference to Exhibit 2.1
                            of the Registrant's Current Report on Form 8-K dated
                            March 25, 1998).
          10.20          -- Second Amendment to Credit Agreement, dated November 30,
                            1998, among Kirby Corporation, the Banks named therein,
                            and Chase Bank of Texas, N.A. as Agent and Funds
                            Administrator.

EXHIBIT
NO.                                         DESCRIPTION OF EXHIBIT
-------                                     ----------------------
          10.21          -- Agreement and Plan of Merger, dated July 28, 1999, by and among Kirby Corporation, Kirby Inland Marine, Inc.,
                            Hollywood Marine, Inc., C. Berdon Lawrence, and Robert B.
                            Egan and Eddy J. Rogers, Jr., as Co-Trustees under
                            certain Berdon Lawrence Trusts (incorporated by reference
                            to Exhibit 2.1 of the Registrant's Current Report on Form
                            8-K dated July 30, 1999).
          10.22          -- Credit Facility, dated as of October 12, 1999, among
                            Kirby Corporation, the Banks named therein, Chase Bank of
                            Texas, National Association as Administrative Agent, Bank
                            of America, N.A. as Syndication Agent, and Bank One,
                            Texas, N.A. as Documentation Agent (incorporated by
                            reference to Exhibit 10.1 of the Registrant's Current
                            Report on Form 8-K dated October 14, 1999).
          10.23+*        -- 2001 Employee Stock Option Plan for Kirby Corporation.
          21.1*          -- Principal Subsidiaries of the Registrant.
          23.1*          -- Consent of KPMG LLP.

---------------

 * Filed herewith

 + Management contract, compensatory plan or arrangement.