Form 10-Q
period 2001-03-31
KIRBY CORP
filed 2001-05-11
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

                      For the quarter ended March 31, 2001

       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

Commission File Number    1-7615

                                Kirby Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Nevada                                  74-1884980
  ---------------------------------------     ----------------------------------
      (State or other jurisdiction of         (IRS Employer Identification No.)
      incorporation or organization)

  55 Waugh Drive, Suite 1000, Houston, TX                     77007
  ---------------------------------------     ----------------------------------
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

                               Yes [X]     No [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on May 11, 2001 was 24,046,697.

                         PART 1 - FINANCIAL INFORMATION

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                               March 31,   December 31,
                                                                  2001         2000
                                                               ---------   ------------
                                                                    ($ in thousands)
Current assets:
     Cash and cash equivalents                                  $    316     $  4,658
     Accounts receivable:
       Trade - less allowance for doubtful accounts               78,534       80,493
       Insurance claims and other                                  6,235        6,910
     Inventory - finished goods                                   13,590       15,650
     Prepaid expenses                                              6,857        7,034
     Deferred income taxes                                         3,220        3,721
                                                                --------     --------

         Total current assets                                    108,752      118,466
                                                                --------     --------

Property and equipment                                           739,338      724,176
     Less accumulated depreciation                               280,825      270,369
                                                                --------     --------

                                                                 458,513      453,807
                                                                --------     --------

Investments in marine affiliates                                  12,274       12,784
Goodwill - less accumulated amortization                         161,112      162,604
Other assets                                                       1,508        1,607
                                                                --------     --------

                                                                $742,159     $749,268
                                                                ========     ========



            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    March 31,    December 31,
                                                                       2001          2000
                                                                    ---------    ------------
                                                                         ($ in thousands)
Current liabilities:
    Current portion of long-term debt                               $   5,335      $   5,335
    Income taxes payable                                                8,181          3,393
    Accounts payable                                                   34,904         35,877
    Accrued liabilities                                                47,471         49,119
    Deferred revenues                                                   3,773          3,313
                                                                    ---------      ---------

           Total current liabilities                                   99,664         97,037
                                                                    ---------      ---------

Long-term debt - less current portion                                 269,853        288,037
Deferred income taxes                                                  87,837         89,138
Minority interests                                                      3,073          3,308
Other long-term liabilities                                            10,957          9,099
                                                                    ---------      ---------

                                                                      371,720        389,582
                                                                    ---------      ---------

Contingencies and commitments                                              --             --

Stockholders' equity:
    Preferred stock, $1.00 par value per share. Authorized
       20,000,000 shares.                                                  --             --
    Common stock, $.10 par value per share. Authorized
       60,000,000 shares, issued 30,907,000 shares.                     3,091          3,091
    Additional paid-in capital                                        175,587        175,575
    Accumulated other comprehensive income                             (1,088)            --
    Retained earnings                                                 209,363        202,608
                                                                    ---------      ---------
                                                                      386,953        381,274
    Less cost of 6,880,000 shares in treasury (7,025,000 at
       December 31, 2000)                                             116,178        118,625
                                                                    ---------      ---------

                                                                      270,775        262,649
                                                                    ---------      ---------

                                                                    $ 742,159      $ 749,268
                                                                    =========      =========



            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)



                                                            Three months ended
                                                                March 31,
                                                       ---------------------------
                                                         2001              2000
                                                       ---------         ---------
                                                         ($ in thousands, except
                                                            per share amounts)
Revenues:
    Marine transportation                              $ 111,951         $ 107,502
    Diesel engine services                                21,177            18,954
                                                       ---------         ---------

                                                         133,128           126,456
                                                       ---------         ---------
Costs and expenses:
    Costs of sales and operating expenses                 84,891            81,533
    Selling, general and administrative                   17,089            15,122
    Taxes, other than on income                            2,704             2,575
    Depreciation and other amortization                   10,563            10,407
    Amortization of goodwill                               1,530             1,354
                                                       ---------         ---------

                                                         116,777           110,991
                                                       ---------         ---------

        Operating income                                  16,351            15,465
Equity in earnings of marine affiliates                      716               837
Other expense                                               (473)             (156)
Interest expense                                          (5,144)           (5,863)
                                                       ---------         ---------

        Earnings before taxes on income                   11,450            10,283
Provision for taxes on income                              4,695             4,216
                                                       ---------         ---------

        Net earnings                                   $   6,755         $   6,067
                                                       =========         =========

Net earnings per share of common stock:
    Basic                                              $     .28         $     .25
                                                       =========         =========
    Diluted                                            $     .28         $     .25
                                                       =========         =========



            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                  Three months ended March 31,
                                                                                  ----------------------------
                                                                                     2001              2000
                                                                                  ---------         ----------
                                                                                       ($ in thousands)
Cash flows from operating activities:
  Net earnings                                                                     $  6,755         $  6,067
  Adjustments to reconcile net earnings to net cash provided by operations:
    Depreciation and amortization                                                    12,093           11,761
    Provision (credit) for deferred income taxes                                       (138)             398
    Equity in earnings of marine affiliates, net of distributions and
     contributions                                                                      509               38
    Other                                                                               433              387
    Increase in cash flows resulting from changes in operating
     working capital                                                                  7,520            5,628
                                                                                   --------         --------
      Net cash provided by operating activities                                      27,172           24,279
                                                                                   --------         --------

Cash flows from investing activities:
  Proceeds from sale and maturities of investments                                       --            2,277
  Capital expenditures                                                              (15,272)         (13,311)
  Proceeds from disposition of assets                                                    29            1,869
  Other                                                                                  10              (40)
                                                                                   --------         --------
      Net cash used in investing activities                                         (15,233)          (9,205)
                                                                                   --------         --------

Cash flows from financing activities:
  Payments on bank revolving credit agreements, net                                 (18,100)         (11,000)
  Payments on long-term debt                                                            (84)             (84)
  Purchase of treasury stock                                                             --           (1,879)
  Other                                                                               1,903             (159)
                                                                                   --------         --------
      Net cash used  in financing activities                                        (16,281)         (13,122)
                                                                                   --------         --------
      Increase (decrease) in cash and cash equivalents                               (4,342)           1,952

Cash and cash equivalents, beginning of year                                          4,658            3,571
                                                                                   --------         --------
Cash and cash equivalents, end of period                                           $    316         $  5,523
                                                                                   ========         ========
Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                                                       $  4,050         $  3,915
    Income taxes                                                                   $    215         $     28



            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


         In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000, and the results of operations for the three months ended March 31, 2001 and 2000.

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

(3)      CHANGES IN ACCOUNTING METHOD

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative's gain and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(3)      CHANGES IN ACCOUNTING METHOD - (Continued)

earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings.

         At January 1, 2001, the Company did not hold any derivative financial instruments, therefore the adoption of SFAS No. 133 had no effect on the Company's consolidated statement of earnings or balance sheet.

         From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are swaps and are entered into with major financial institutions. Derivative financial instruments related to the Company's interest rate risks are intended to reduce the Company's exposure to increases in the benchmark interest rates underlying the Company's variable rate revolving credit facility. Through December 31, 2000, gains and losses from the Company's interest rate financial instruments have been recognized in interest expense in the periods for which the derivative financial instruments relate.

         In February 2001, the Company executed two interest rate swap agreements to hedge its exposure to increases in the benchmark interest rate underlying the variable rate credit facilities. The swap agreements each have a notional amount of $50 million. Under the swap agreements, the Company pays a fixed rate of interest of 5.6625% and 5.625%, respectively, and receives a floating rate based on a one month USD LIBOR rate. The interest rate swap is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. No gain or loss on ineffectiveness was required to be recognized. The fair value of the interest rate swap agreement was a $1,673,000 liability at March 31, 2001. Approximately $564,000 of the loss included in accumulated other comprehensive income is anticipated to be transferred into earnings over the next twelve months based on current interest rates. Amounts were determined as of March 31, 2001 based on quoted market values, the Company's portfolio of derivative instruments, and the Company's measurement of hedge effectiveness.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4)      COMPREHENSIVE INCOME

         The Company's total comprehensive income for the three months ended March 31, 2001 and 2000 were as follows (in thousands):

                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                       2001                 2000
                                                                      -------              -------
Net earnings                                                          $ 6,755              $ 6,067
Change in fair value of derivative financial instruments,
     net of tax                                                        (1,088)                  --
Unrealized gain on available-for-sale investments, net of tax              --                  101
                                                                      -------              -------

         Total comprehensive income                                   $ 5,667              $ 6,168
                                                                      =======              =======


(5)      SEGMENT INFORMATION

         The following table sets forth the Company's revenues and profit (loss) by reportable segment for the three months ended March 31, 2001 and 2000 and total assets as of March 31, 2001 and December 31, 2000 (in thousands):

                                               Three months ended March 31,
                                               ----------------------------
                                                  2001              2000
                                                ---------         ---------
Revenues:
     Marine transportation                      $ 111,951         $ 107,502
     Diesel engine services                        21,177            18,954
                                                ---------         ---------
                                                $ 133,128         $ 126,456
                                                =========         =========

Segment profit (loss):
     Marine transportation                      $  15,750         $  15,030
     Diesel engine services                         2,229             2,037
     Other                                         (6,529)           (6,784)
                                                ---------         ---------
                                                $  11,450         $  10,283
                                                =========         =========

                                                March 31,        December 31,
                                                   2001              2000
                                                ---------        ------------
Total assets:
     Marine transportation                      $ 672,663         $ 673,999
     Diesel engine services                        46,146            45,344
     Other                                         23,350            29,925
                                                ---------         ---------
                                                $ 742,159         $ 749,268
                                                =========         =========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5)      SEGMENT INFORMATION - (Continued)

         The following table presents the details of "Other" segment profit
(loss) for the three months ended March 31, 2001 and 2000 (in thousands):


                                                 Three months ended March 31,
                                                 ----------------------------
                                                  2001                 2000
                                                 -------              -------
General corporate expenses                       $(1,641)             $(1,651)
Gain on disposition of assets                         13                   49
Interest expense                                  (5,144)              (5,863)
Equity in earnings of marine affiliates              716                  837
Other expense                                       (473)                (156)
                                                 -------              -------
                                                 $(6,529)             $(6,784)
                                                 =======              =======


         The following table presents the details of "Other" total assets as of March 31, 2001 and December 31, 2000 (in thousands):

                                                                    March 31,  December 31,
                                                                      2001        2000
                                                                    ---------  ------------
General corporate assets                                             $11,076     $17,141
Investment in marine affiliates                                       12,274      12,784
                                                                     -------     -------
                                                                     $23,350     $29,925
                                                                     =======     =======



(6)      TAXES ON INCOME

         Details of the provision for taxes on income for the three months ended March 31, 2001 and 2000 were as follows (in thousands):


                                               Three months ended
                                                    March 31,
                                            -------------------------
                                              2001              2000
                                            -------           -------
Provision for taxes on income:
       Current                              $ 4,293           $ 3,503
       Deferred                                (112)              423
       State and local                          514               290
                                            -------           -------
                                            $ 4,695           $ 4,216
                                            =======           =======

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7)      EARNINGS PER SHARE

         The following table presents the components of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 (in thousands, except per share amounts):

                                                                   Three months ended
                                                                        March 31,
                                                                 ------------------------
                                                                  2001             2000
                                                                 -------          -------

Net earnings                                                     $ 6,755          $ 6,067
                                                                 =======          =======

Basic earnings per share:
Weighted average number of common shares outstanding              23,987           24,493
                                                                 =======          =======

     Basic earnings per share                                    $   .28          $   .25
                                                                 =======          =======

Diluted earnings per share:
Weighted average number of common shares outstanding              23,987           24,493
Dilutive shares applicable to stock options                          108              101
                                                                 -------          -------

     Shares applicable to diluted earnings                        24,095           24,594
                                                                 =======          =======

     Diluted earnings per share                                  $   .28          $   .25
                                                                 =======          =======

         Certain outstanding options to purchase approximately .5 million and
1.0 million shares of common stock were outstanding at March 31, 2001 and 2000, respectively. Such options were excluded in the computation of diluted earnings per share because they would have been antidilutive.

(8)      CONTINGENCIES

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

         In August 2000, the Company and four affiliates were among a large group of companies that received a request for information from the EPA pursuant to Section 104 of the Comprehensive Environmental Response, Compensation and Liability Act concerning a potential Superfund site, the Palmer Barge Line Site, located in Port Arthur, Texas. In October 2000, the Company submitted its

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(8)      CONTINGENCIES - (Continued)

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

         The Company, through its marine transportation segment, is a provider of marine transportation services, operating a fleet of 871 inland tank barges, with 15.6 million barrels of capacity, and 215 inland towing vessels, transporting industrial chemicals and petrochemicals, refined petroleum products, black oil and agricultural chemicals along the United States inland waterways. The Company's marine transportation segment also operates one offshore dry-bulk barge and tug unit and serves as managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The partnership is accounted for under the equity method of accounting. The segment is strictly a provider of transportation services for its customers and does not assume ownership of any of the products that it transports.

         In February 2001, the Company, through its marine transportation segment, leased 94 double hull inland tank barges from the Dow Chemical Company ("Dow"). The inland tank barges were acquired by Dow as part of the recent merger between Union Carbide Corporation ("Union Carbide") and Dow. During a transition period, estimated to be 90 to 180 days, the leased barges will be employed exclusively in Dow's Union Carbide service prior to being integrated into the Company's marine transportation fleet under its amended long-term contract with Dow.

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

RESULTS OF OPERATIONS

         The Company reported net earnings of $6,755,000, or $.28 per share, on revenues of $133,128,000 for the 2001 first quarter, compared with net earnings of $6,067,000, or $.25 per share, on revenues of $126,456,000 for the 2000 first quarter.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

         For purposes of this Management's Discussion, all earnings per share are "Diluted earnings per share." The weighted average number of common shares for the 2001 and 2000 first quarter were 24,095,000 and 24,594,000, respectively. The decrease in the weighted average number of common shares for the 2001 first quarter compared with the 2000 first quarter primarily reflected the purchase of 757,000 shares of treasury stock by the Company during the second, third and fourth quarters of 2000.

         The following table sets forth the Company's revenues and percentage of such revenues for the three months ended March 31, 2001 compared with the three months ended March 31, 2000 (dollars in thousands):


                                          Three months ended March 31,
                                  ----------------------------------------------
                                          2001                    2000              Increase (decrease)
                                  --------------------    ---------------------     --------------------
                                   Amounts       %         Amounts        %          Amounts       %
                                  --------    --------    --------     --------     --------    --------
Revenues:
   Marine transportation          $111,951          84%   $107,502           85%    $  4,449           4%
   Diesel engine services           21,177          16      18,954           15        2,223          12
                                  --------    --------    --------     --------     --------    --------

                                  $133,128         100%   $126,456          100%    $  6,672           5%
                                  ========    ========    ========     ========     ========    ========


           Revenues for the marine transportation segment increased 4% for the 2001 first quarter compared with the 2000 first quarter. The increase reflects an unseasonably strong refined petroleum products, black oil and liquid fertilizer markets in the 2001 first quarter, offset in part by a declining chemical and petrochemical market. The strong refined products market was the result of low Midwest inventory levels. The black oil demand was driven mainly by high crude and natural gas pricing, thus creating a better market for residual fuel as boiler fuel, as well as the high demand for asphalt for use in the active rebuilding of the U.S. highway infrastructure. During the 2001 first quarter, high natural gas prices caused the U.S. manufacturers of nitrogen based fertilizer to curtail production, therefore, the strong U.S. demand for liquid fertilizer, the result of low Midwest inventory levels, was met by foreign manufacturers. The significant import of fertilizer resulted in a disruption of the traditional U.S. rail and barge distribution patterns and created additional barging opportunities for the marine transportation segment. Revenues generated from Dow's Union Carbide service from the date of the lease, February 8, 2001, through March 31, 2001, totaled approximately $2,300,000. Such revenues generated a nominal amount of operating earnings, as the leased barges were employed exclusively in Dow's Union Carbide service.

           Chemical and petrochemical volumes transported softened in the second half of 2000, and specifically the fourth quarter, the result of a slowing economy and inventory adjustments. That softness in volumes remained in the 2001 first quarter.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

           During the 2001 first quarter, contract renewals were generally at modestly higher rates and spot market rates reflected a modest continual upward trend. During the 2001 first quarter, as well as the 2000 first quarter, approximately 70% of movements were under term contracts and 30% were spot market transactions.

           The marine transportation operations were hampered by adverse weather conditions during the 2001 first quarter. Along the Gulf Coast, heavy fog and strong winds caused delays, thereby increasing transit times. Operations on the Illinois River ceased for the majority of January due to ice. In February and March, high water caused navigational problems on the Mississippi River. Weather conditions during the 2001 first quarter were more severe than conditions experienced during the 2000 first quarter.

           In the 2000 first quarter, chemical, petrochemical and black oil movements were strong. Refined products and fertilizer movements were unseasonably strong. The strong refined products movements were the result of low Midwest inventory levels and favorable price differentials between the Gulf Coast and Chicago. The stronger than normal fertilizer movements were the result of low inventory levels in the Midwest terminals.

           The diesel engine services segment's revenues for the 2001 first quarter increased 12% compared with the segment's 2000 first quarter revenues, reflecting the full quarter impact of the two service company acquisitions, one acquired in October 2000 and one in November 2000. Diesel engine service revenues also benefited from a strong East Coast field service market, a favorable Great Lakes market and a strong Gulf Coast drilling and offshore supply vessel market. The shortline and industrial railroad market and the West Coast fishing market continued to experience weakness. For the 2000 first quarter, the segment benefited from a slowly mending Gulf Coast drilling and offshore supply vessel market, a strong inland river market and a strong nuclear market.

           The following table sets forth the costs and expenses and percentage of each for the three months ended March 31, 2001 compared with the three months ended March 31, 2000 (dollars in thousands):

                                                       Three months ended March 31,
                                                        2001                     2000               Increase (decrease)
                                                ---------------------    ---------------------     ---------------------
                                                 Amounts         %        Amounts        %          Amounts        %
                                                --------     --------    --------     --------     --------     --------
Costs and expenses:
  Costs of sales and operating expenses         $ 84,891           73%   $ 81,533           73%    $  3,358            4%
  Selling, general and administrative             17,089           15      15,122           14        1,967           13
  Taxes, other than on income                      2,704            2       2,575            2          129            5
  Depreciation and amortization                   12,093           10      11,761           11          332            3
                                                --------     --------    --------     --------     --------     --------
                                                $116,777         100%    $110,991          100%    $  5,786            5%
                                                ========     ========    ========     ========     ========     ========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

           Total costs and expenses, excluding interest expense, for the 2001 first quarter increased 5% compared with the 2000 first quarter. The first quarter 2001 costs and expenses included the lease and operating expenses of the 94 Dow barges leased in February 2001, and the full quarter impact of the costs and expenses of the two diesel engine service companies acquired in the 2000 fourth quarter.

           The 2001 first quarter costs and expenses also reflected higher fuel costs, with the average price per gallon consumed five cents higher than the average price per gallon consumed during the 2000 first quarter. As stated above, both the 2001 and the 2000 first quarters were negatively impacted by weather conditions, which decreased revenues and increased operating expenses. Ice conditions, and low and high water conditions require additional horsepower to complete movements, additional fuel and other variable expenses associated with longer transit times.

           The following tables set forth the operating income and operating margins by segment for the three months ended March 31, 2001 compared with the three months ended March 31, 2000 (dollars in thousands):

                                         Three months ended March 31,
                              --------------------------------------------------
                                       2001                         2000
                              ----------------------      ----------------------
                              Operating                   Operating                   Increase (decrease)
                               income      Operating       income      Operating      -------------------
                               (loss)        margin        (loss)       margin        Amounts        %
                              ---------    ---------      ---------    ---------      -------     -------
Marine transportation         $  15,750         14.1%     $  15,030         14.0%     $   720           5%
Diesel engine services            2,229         10.5%         2,037         10.7%         192           9%
Corporate and other              (1,628)                     (1,602)                      (26)         (2)%
                              ---------                   ---------                   -------     -------
                              $  16,351                   $  15,465                   $   886           6%
                              =========                   =========                   =======     =======

           The following table sets forth the equity in earnings of affiliates, other expense, and interest expense for the three months ended March 31, 2001 compared with the three months ended March 31, 2000 (dollars in thousands):

                                                   Three months ended March 31,       Increase (decrease)
                                                   ----------------------------       -------------------
                                                     2001                2000         Amount        %
                                                   --------            --------       ------      -------
Equity in earnings of marine affiliates            $    716            $    837       $ (121)         (14)%
Other expense                                      $   (473)           $   (156)      $  317          203%
Interest expense                                   $ (5,144)           $ (5,863)      $ (719)         (12)%

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

           Equity in earnings of marine affiliates, consisting primarily of four offshore dry-cargo barge and tug units owned through a partnership with a public utility of which the Company has a 35% interest, reflected a 14% decrease for the 2001 first quarter compared with the corresponding 2000 quarter. The offshore units operating under the partnership primarily transport coal with a backhaul of limestone rock. During the 2001 first quarter, several of the voyages were one way voyages without the rock backhaul.

           The 12% decrease in interest expense for the 2001 first quarter over the 2000 first quarter primarily reflected lower interest rates and lower debt levels. The average debt and average interest rate for the 2001 first quarter were $284,939,000 and 7.22%, compared with average debt of $316,359,000 and 7.33% for the 2000 first quarter, respectively.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet

         Total assets as of March 31, 2001 were $742,159,000, compared with $749,268,000 as of December 31, 2000. The following table sets forth the significant components of the balance sheet as of March 31, 2001 compared with December 31, 2000 (dollars in thousands):

                                                                           Increase (decrease)
                                               March 31,   December 31,   ----------------------
                                                 2001         2000          Amount          %
                                               ---------   ------------   ---------      -------
Assets:
   Current assets                              $ 108,752    $ 118,466     $  (9,714)          (8)%
   Property and equipment, net                   458,513      453,807         4,706            1
   Investments in marine affiliates               12,274       12,784          (510)          (4)
   Goodwill, net                                 161,112      162,604        (1,492)          (1)
   Other assets                                    1,508        1,607           (99)          (6)
                                               ---------    ---------     ---------      -------
                                               $ 742,159    $ 749,268     $  (7,109)          (1)%
                                               =========    =========     =========      =======

Liabilities and stockholders' equity:
   Current liabilities                         $  99,664    $  97,037     $   2,627            3%
   Long-term debt                                269,853      288,037       (18,184)          (6)
   Deferred taxes                                 87,837       89,138        (1,301)          (1)
   Other long-term liabilities                    14,030       12,407         1,623           13
   Stockholders' equity                          270,775      262,649         8,126            3
                                               ---------    ---------     ---------      -------
                                               $ 742,159    $ 749,268     $  (7,109)          (1)%
                                               =========    =========     =========      =======

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Balance Sheet - (Continued)

         Working capital as of March 31, 2001 totaled $9,088,000, compared with $21,429,000 as of December 31, 2000. The significant decrease was primarily attributable to a $4,342,000 decrease in cash and cash equivalents, a $1,959,000, or 2% decrease in trade accounts receivable, a $2,060,000 or 13% decrease in inventory and a $4,788,000, or 141% increase in income taxes payable. The 141% increase in income taxes payable was the result of the first quarter 2001 estimated federal income tax payment being paid on April 15, 2001.

         Long-term debt, less current portion, decreased 6% during the 2001 first quarter, reflecting the payment of $18,184,000, the result of the favorable cash flow provided by operating activities during the quarter.

         Stockholders' equity as of March 31, 2001 increased 3% during the 2001 first quarter, primarily reflecting the Company's net earnings of $6,755,000, the $2,447,000 reduction in treasury stock from the exercise of employee stock options during the quarter, less a $1,088,000 decrease in other comprehensive income for recognizing the fair value of the Company's interest rate swap financial derivatives discussed under Long-Term Financing.

Long-Term Financing

         In February 2001, the Company entered into two five-year $50,000,000 interest rate swap contracts with two banks to hedge the Company's exposure to fluctuations in interest rates. Under the terms of the contracts, the Company will pay to the banks interest at an average fixed rate of 5.64% based on a notional $100,000,000 of debt and, in turn, the Company will be paid the floating rate of LIBOR (London Interbank offered Rate). The transaction converts $100,000,000 of the Company's variable debt to an effective rate of 6.64% when taking the 100 basis point loan spread the Company pays on its variable debt into account.

         In April 2001, the Company entered into two three-year $25,000,000 interest rate swap contracts with two banks to hedge the Company's exposure to fluctuations in interest rates. Under the terms of the contracts, the Company will pay to the banks interest at a fixed rate of 4.96% based on a notional $50,000,000 of debt and, in turn, the Company will be paid the floating rate of LIBOR. The transaction converts $50,000,000 of the Company's variable debt to an effective rate of 5.96% when taking the 100 basis point loan spread the Company pays on its variable debt into account.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Merger Related Charge

         In connection with the acquisition of Hollywood Marine, Inc. in October 1999, the Company recorded $4,502,000 of pre-tax merger related charges in the fourth quarter of 1999 to combine the acquired operations with those of the Company. Such charges were as follows (in thousands):

      Severance for Company employees........................    $2,061
      Exit of insurance mutual...............................       870
      Corporate headquarters lease abandonment...............     1,571
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

         In 2000, the Company recorded additional merger related charges of $199,000, consisting of a $482,000 charge associated with the termination of the corporate headquarters' lease, and a $283,000 credit to reduce the estimates of remaining expenditures.

         The components of the cash charge incurred, the actual cash payments made and the accrued balances of March 31, 2001 were as follows (in thousands):

                                          1999                     2000                              ACCRUED AT
                                       TOTAL CASH    PAID IN    TOTAL CASH     PAID IN    PAID IN    MARCH 31,
                                         PORTION      1999       PORTION        2000       2001        2001
                                       ----------    -------    ----------     -------    -------    ----------
Severance for Company employees ...    $    1,555    $    13    $     (268)    $   659    $   563    $       52
Exit of insurance mutual ..........           870         --            --         870         --            --
Corporate headquarters lease
     abandonment ..................           823        106           366         707        376            --
                                       ----------    -------    ----------     -------    -------    ----------
                                       $    3,248    $   119    $       98     $ 2,236    $   939    $       52
                                       ==========    =======    ==========     =======    =======    ==========

         The Company expects that the accrued severance remaining at March 31, 2001 will be paid by June 2001.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Capital Expenditures

         In September 2000, the marine transportation segment entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of chemicals, petrochemicals and refined petroleum products. In April 2001, the first barge was placed into service. The second barge is anticipated to be delivered in June 2001, with the remaining four barges scheduled to be delivered one every 60 days thereafter. The total purchase price of the six barges is approximately $8,500,000. Financing of the construction of the six barges is through operating cash flows and available credit under the Company's Credit Agreement.

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

         Capital expenditures in the 2001 first quarter were $15,272,000, of which $1,926,000 were for fleet and project construction and $13,346,000 were primarily for the upgrading of the existing marine transportation fleet. Capital expenditures in the 2000 first quarter were $13,311,000, primarily for upgrading the existing marine transportation fleet.

Treasury Stock

         During the 2001 first quarter, the Company did not purchase any treasury stock. As of May 11, 2001, the Company had 1,502,000 shares available under its common stock repurchase authorization. Historically, treasury stock purchases have been financed by borrowings under the Company's Credit Agreement and through its operating cash flows. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

         The Company generated net cash provided by operating activities of $27,172,000 and $24,279,000 for the three months ended March 31, 2001 and 2000, respectively. Both comparable quarters were positively impacted by favorable cash flow from working capital, $7,520,000 for the 2001 first quarter and $5,628,000 for the 2000 first quarter.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Liquidity - (Continued)

         The Company accounts for its ownership in its 35% owned marine transportation partnership under the equity method of accounting, recognizing cash flow upon the receipt or distribution of cash from the partnership. For the 2001 and 2000 first quarters, the Company received $1,225,000 and $875,000, respectively, of cash from the marine partnerships.

         Funds generated are available for acquisitions, capital construction projects, treasury stock repurchases, repayment of borrowings associated with each of the above and for other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of May 11, 2001, $92,000,000 under its Credit Agreement and $121,000,000 under its medium term note program. As of May 10, 2001, the Company had $10,000,000 available under its line of credit with Bank of America. The Company's scheduled principal payments during the next 12 months are $5,335,000.

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

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

           Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to market risk from changes in interest rates on certain of its outstanding debt and changes in fuel prices. The outstanding loan balance under the Company's revolving credit agreements bears interest at variable rates based on prevailing short-term interest rates in the United States and Europe. At March 31, 2001, the Company had $214,000,000 of floating rate debt outstanding. Notes issued under the Company's medium term note program may bear fixed or variable interest rates, although the notes issued to date have all been fixed rate notes. The potential impact on the Company of fuel price increases is limited because most of its term contracts contain escalation clauses under which increases in fuel costs, among others, can be passed on to the customers, while its spot contract rates are set based on prevailing fuel prices. The Company does not presently use commodity derivative instruments to manage its fuel costs. The Company has no foreign exchange risk.

         From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are swaps and are entered into with major financial institutions. Derivative financial instruments related to the Company's interest rate risks are intended to reduce the Company's exposure to increases in the benchmark interest rates underlying the Company's variable rate revolving credit facility. The Company does not enter into derivative financial instrument transactions for speculative purposes.

         In February 2001, the Company executed two five-year interest rate swap agreements to hedge its exposure to increases in the benchmark interest rate underlying the variable rate credit facilities. The swap agreements each have a notional amount of $50 million. Under the swap agreements, the Company pays a fixed rate of interest of 5.6625% and 5.625%, respectively, and receives a floating rate based on a one month USD LIBOR rate. The interest rate swap is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the swap is effective, are recognized in other comprehensive income until the hedged interest expenses are recognized in earnings. No gain or loss on ineffectiveness was required to be recognized. The fair value of the interest rate swap agreement was a $1,673,000 liability at March 31, 2001. Approximately $564,000 of the loss included in accumulated other comprehensive income is anticipated to be transferred into earnings over the next twelve months based on current interest rates. Amounts were determined as of March 31, 2001 based on quoted market values, the Company's portfolio of derivative instruments, and the Company's measurement of hedge effectiveness.

         In April 2001, the Company executed two three-year interest rate swap agreements to hedge its exposure to increases in the benchmark interest rate underlying the variable rate credit facilities. The swap agreements each have a notional amount of $25 million. Under the swap agreements, the Company will pay a fixed rate of interest of 4.96% and receive a floating rate based on a one month USD LIBOR rate. The interest rate swap is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the swap is effective, will be recognized in other comprehensive income until the hedged interest expenses are recognized in earnings.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           PART 11 - OTHER INFORMATION



Item 1.  Legal Proceedings

         For a detailed explanation of the material pending legal proceedings against the Company, please refer to the Form 10-K for the year ended December 31, 2000.

Item 4.  Results of Votes of Security Holders

(a)      The Registrant held its Annual Meeting of Stockholders on April 17,
         2001.

(b) Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees were elected.

         Class I Directors elected to serve until the 2002 Annual Meeting of Stockholders were George A. Peterkin, Jr. and Robert G. Stone, Jr. Class II Directors elected to serve until the 2003 Annual Meeting of Stockholders were Bob G. Gower, J. H. Pyne and Richard C. Webb. Class III Directors elected to serve until the 2004 Annual Meeting of Stockholders were C. Sean Day, William M. Lamont, Jr. and C. Berdon Lawrence. No other director previously in office continued as a director or continued in office after the meeting.

(c) A proposal to approve the 2001 Employee Stock Option Plan was also approved by the Stockholders at the Annual Meeting. The number of affirmative, negative and abstained votes with respect to the matter was as follows:

                   For                          18,414,775
                   Against                       3,452,554
                   Abstain                          39,949

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         None

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed for the three months ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KIRBY CORPORATION
                                        (Registrant)

                                        By:      /s/ NORMAN W. NOLEN
                                                 -------------------------------
                                                 Norman W. Nolen
                                                 Executive Vice President

Dated:   May 11, 2001