Form 10-Q
period 2001-06-30
KIRBY CORP
filed 2001-08-09
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarter ended June 30, 2001

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number        1-7615

                                Kirby Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                    74-1884980
     -------------------------------           --------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

 55 Waugh Drive, Suite 1000, Houston, TX                    77007
 ---------------------------------------                   ---------
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

                                Yes [ X ] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on August 9, 2001 was 24,084,000.

                         PART I - FINANCIAL INFORMATION

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                           June 30,     December 31,
                                                             2001          2000
                                                           --------     -----------
                                                               ($ in thousands)
Current assets:
     Cash and cash equivalents                             $    884       $  4,658
     Accounts receivable:
       Trade - less allowance for doubtful accounts          75,141         80,493
       Insurance claims and other                             4,923          6,910
     Inventory - finished goods                              13,476         15,650
     Prepaid expenses                                         7,381          7,034
     Deferred income taxes                                    3,348          3,721
                                                           --------       --------

         Total current assets                               105,153        118,466
                                                           --------       --------


Property and equipment                                      752,611        724,176
     Less accumulated depreciation                          290,975        270,369
                                                           --------       --------

                                                            461,636        453,807
                                                           --------       --------


Investment in marine affiliates                              12,121         12,784
Goodwill - less accumulated amortization                    159,591        162,604
Other assets                                                  2,315          1,607
                                                           --------       --------

                                                           $740,816       $749,268
                                                           ========       ========

            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         June 30,       December 31,
                                                                           2001              2000
                                                                        ---------       -----------
                                                                             ($ in thousands)
Current liabilities:
    Current portion of long-term debt                                   $   5,335        $   5,335
    Income taxes payable                                                    2,793            3,393
    Accounts payable                                                       38,762           35,877
    Accrued liabilities                                                    48,089           49,119
    Deferred revenues                                                       2,489            3,313
                                                                        ---------        ---------

           Total current liabilities                                       97,468           97,037
                                                                        ---------        ---------

Long-term debt - less current portion                                     258,769          288,037
Deferred income taxes                                                      88,463           89,138
Minority interests                                                          3,084            3,308
Other long-term liabilities                                                 9,745            9,099
                                                                        ---------        ---------

                                                                          360,061          389,582
                                                                        ---------        ---------

Contingencies and commitments                                                  --               --

Stockholders' equity:
    Preferred stock, $1.00 par value per share. Authorized
       20,000,000 shares                                                       --               --
    Common stock, $.10 par value per share. Authorized
       60,000,000 shares, issued 30,907,000 shares                          3,091            3,091
    Additional paid-in capital                                            175,569          175,575
    Accumulated other comprehensive income                                    (46)              --
    Retained earnings                                                     220,127          202,608
                                                                        ---------        ---------
                                                                          398,741          381,274
    Less cost of 6,837,000 shares in treasury (7,025,000 at
       December 31, 2000)                                                 115,454          118,625
                                                                        ---------        ---------

                                                                          283,287          262,649
                                                                        ---------        ---------

                                                                        $ 740,816        $ 749,268
                                                                        =========        =========


            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)



                                                             Three months ended                 Six months ended
                                                                  June 30,                          June 30,
                                                         --------------------------        --------------------------
                                                            2001             2000            2001              2000
                                                         ---------        ---------        ---------        ---------
                                                                ($ in thousands, except per share amounts)
Revenues:
    Marine transportation                                $ 124,893        $ 111,940        $ 236,844        $ 219,442
    Diesel engine services                                  22,729           18,268           43,906           37,222
                                                         ---------        ---------        ---------        ---------

                                                           147,622          130,208          280,750          256,664
                                                         ---------        ---------        ---------        ---------
Costs and expenses:
    Costs of sales and operating expenses                   92,925           79,833          177,816          161,366
    Selling, general and administrative                     17,615           14,726           34,717           29,897
    Taxes, other than on income                              3,045            2,437            5,749            5,012
    Depreciation and other amortization                     10,772           10,324           21,335           20,731
    Amortization of goodwill                                 1,520            1,430            3,050            2,784
    Merger related charge                                       --              482               --              482
    Gain on disposition of assets                             (102)          (1,019)            (115)          (1,068)
                                                         ---------        ---------        ---------        ---------

                                                           125,775          108,213          242,552          219,204
                                                         ---------        ---------        ---------        ---------

        Operating income                                    21,847           21,995           38,198           37,460
Equity in earnings of marine affiliates                      1,099              804            1,815            1,641
Other expense                                                 (192)             (95)            (665)            (251)
Interest expense                                            (4,510)          (5,964)          (9,654)         (11,827)
                                                         ---------        ---------        ---------        ---------

        Earnings before taxes on income                     18,244           16,740           29,694           27,023
Provision for taxes on income                               (7,480)          (6,860)         (12,175)         (11,076)
                                                         ---------        ---------        ---------        ---------

        Net earnings                                     $  10,764        $   9,880        $  17,519        $  15,947
                                                         =========        =========        =========        =========

Net earnings per share of common stock:
    Basic                                                $     .45        $     .40        $     .73        $     .65
                                                         =========        =========        =========        =========
    Diluted                                              $     .44        $     .40        $     .72        $     .65
                                                         =========        =========        =========        =========


            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     Six months ended June 30,
                                                                                     -------------------------
                                                                                       2001            2000
                                                                                     --------        --------
                                                                                        ($ in thousands)
Cash flows from operating activities:
  Net earnings                                                                       $ 17,519        $ 15,947
  Adjustments to reconcile net earnings to net cash provided by operations:
    Depreciation and amortization                                                      24,385          23,515
    Provision (credit) for deferred income taxes                                         (173)            574
    Equity in earnings of marine affiliates, net of distributions and
     contributions                                                                        662           1,744
    Gain on disposition of assets                                                        (115)         (1,068)
    Merger related charge, net of cash expenditures                                        --             482
    Other                                                                                 790             740
    Increase (decrease) in cash flows resulting from changes in operating
     working capital                                                                    8,964         (14,545)
                                                                                     --------        --------
      Net cash provided by operating activities                                        52,032          27,389
                                                                                     --------        --------

Cash flows from investing activities:
  Proceeds from sale and maturities of investments                                         --           3,510
  Capital expenditures                                                                (29,857)        (28,102)
  Proceeds from disposition of assets                                                     849           2,994
  Other                                                                                    10             (40)
                                                                                     --------        --------
      Net cash used in investing activities                                           (28,998)        (21,638)
                                                                                     --------        --------

Cash flows from financing activities:
  Borrowing (payments) on bank revolving credit agreements, net                       (24,100)         47,500
  Payments on long-term debt                                                           (5,168)        (50,168)
  Purchase of treasury stock                                                               --          (2,715)
  Other                                                                                 2,460             167
                                                                                     --------        --------
      Net cash used in financing activities                                           (26,808)         (5,216)
                                                                                     --------        --------
      Increase (decrease) in cash and cash equivalents                                 (3,774)            535

Cash and cash equivalents, beginning of year                                            4,658           3,571
                                                                                     --------        --------
Cash and cash equivalents, end of period                                             $    884        $  4,106
                                                                                     ========        ========

Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                                                         $  9,809        $ 12,291
    Income taxes                                                                     $ 13,119        $ 13,208



            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


         In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000, and the results of operations for the three months and six months ended June 30, 2001 and 2000.

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

(3)      CHANGES IN ACCOUNTING METHODS

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative's gain and losses to offset related results on the hedged item in the statement of earnings. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(3)      CHANGES IN ACCOUNTING METHODS - (Continued)

is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings.

         At January 1, 2001, the Company did not hold any derivative financial instruments, therefore the adoption of SFAS No. 133 had no effect on the Company's consolidated statement of earnings or balance sheet.

         From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate swaps and are entered into with major financial institutions. Derivative financial instruments related to the Company's interest rate risks are intended to reduce the Company's exposure to increases in the benchmark interest rates underlying the Company's variable rate revolving credit facilities. Through December 31, 2000, gains and losses from the Company's interest rate derivative financial instruments have been recognized in interest expense in the periods for which the derivative financial instruments relate.

         In February and April 2001, the Company executed interest rate swap agreements to hedge its exposure to increases in the benchmark interest rate underlying the variable rate revolving credit facilities. The two February 2001 five-year swap agreements have a notional amount of $50 million each, and the two April 2001 three-year swap agreements have a notional amount of $25 million each. Under the swap agreements, the Company pays an average fixed rate of interest of 5.64% on the $50 million swaps, and pays a fixed rate of interest of 4.96% on the $25 million swaps, and receives a floating rate based on a one month USD LIBOR ("London Interbank Offered Rate") rate. The interest rate swaps are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swaps are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. No gain or loss on ineffectiveness was required to be recognized. The fair value of the interest rate swap agreements was a net liability of $71,000 at June 30, 2001. The Company has recorded, in interest expense, losses related to the interest rate swaps of $353,000 for the three months and six months ended June 30, 2001. The Company anticipates $1,423,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next twelve months based on current interest rates. Amounts were determined as of June 30, 2001 based on quoted market values, the Company's portfolio of derivative instruments, and the Company's measurement of hedge effectiveness.

         Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(3)      CHANGES IN ACCOUNTING METHODS - (Continued)

apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company will adopt SFAS No. 141 immediately and SFAS No. 142 on January 1, 2002.

         Amortization expense related to goodwill was $5,702,000 and $3,050,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Amortization expense related to equity-method goodwill was $142,000 and $71,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these standards on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

(4)      COMPREHENSIVE INCOME

         The Company's total comprehensive income for the three months and six months ended June 30, 2001 and 2000 were as follows (in thousands):


                                                                             Three months                   Six months
                                                                            ended June 30,                 ended June 30,
                                                                        -----------------------       ------------------------
                                                                          2001           2000           2001            2000
                                                                        --------       --------       --------        --------
Net earnings                                                            $ 10,764       $  9,880       $ 17,519        $ 15,947
Change in fair value of derivative financial instruments,
     net of tax                                                            1,042             --            (46)             --
Unrealized gain on available-for-sale investments,
     net of tax                                                               --             93             --             194
                                                                        --------       --------       --------        --------

         Total comprehensive income                                     $ 11,806       $  9,973       $ 17,473        $ 16,141
                                                                        ========       ========       ========        ========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5)      SEGMENT INFORMATION

         The following table sets forth the Company's revenues and profit (loss) by reportable segment for the three months and six months ended June 30, 2001 and 2000 and total assets as of June 30, 2001 and December 31, 2000 (in thousands):


                                             Three months ended                Six months ended
                                                 June 30,                          June 30,
                                         --------------------------        --------------------------
                                            2001             2000            2001             2000
                                         ---------        ---------        ---------        ---------
Revenues:
     Marine transportation                $ 124,893        $ 111,940        $ 236,844        $ 219,442
     Diesel engine services                  22,729           18,268           43,906           37,222
                                          ---------        ---------        ---------        ---------
                                          $ 147,622        $ 130,208        $ 280,750        $ 256,664
                                          =========        =========        =========        =========
Segment profit (loss):
     Marine transportation                $  21,642        $  21,350        $  37,392        $  36,380
     Diesel engine services                   2,176            1,945            4,405            3,982
     Other                                   (5,574)          (6,555)         (12,103)         (13,339)
                                          ---------        ---------        ---------        ---------
                                          $  18,244        $  16,740        $  29,694        $  27,023
                                          =========        =========        =========        =========



                                                                            June 30,      December 31,
                                                                              2001           2000
                                                                            ---------     ------------
Total assets:
     Marine transportation                                                  $ 671,083       $ 673,999
     Diesel engine services                                                    46,601          45,344
     Other                                                                     23,132          29,925
                                                                            ---------       ---------
                                                                            $ 740,816       $ 749,268
                                                                            =========       =========

         The following table presents the details of "Other" segment profit
(loss) for the three months and six months ended June 30, 2001 and 2000 (in thousands):



                                                Three months ended               Six months ended
                                                     June 30,                        June 30,
                                              ------------------------        ------------------------
                                                2001            2000            2001            2000
                                              --------        --------        --------        --------
General corporate expenses                    $ (2,073)       $ (1,837)       $ (3,714)       $ (3,488)
Gain on disposition of assets                      102           1,019             115           1,068
Interest expense                                (4,510)         (5,964)         (9,654)        (11,827)
Equity in earnings of marine affiliates          1,099             804           1,815           1,641
Merger related charge                               --            (482)             --            (482)
Other expense                                     (192)            (95)           (665)           (251)
                                              --------        --------        --------        --------
                                              $ (5,574)       $ (6,555)       $(12,103)       $(13,339)
                                              ========        ========        ========        ========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5)      SEGMENT INFORMATION - (Continued)

         The following table presents the details of "Other" total assets as of June 30, 2001 and December 31, 2000 (in thousands):


                                                           June 30,    December 31,
                                                             2001          2000
                                                           --------    ------------
General corporate assets                                   $11,011       $17,141
Investment in marine affiliates                             12,121        12,784
                                                           -------       -------
                                                           $23,132       $29,925
                                                           =======       =======


(6)      TAXES ON INCOME

         Details of the provision for taxes on income for the three months and six months ended June 30, 2001 and 2000 were as follows (in thousands):


                                        Three months ended             Six months ended
                                             June 30,                      June 30,
                                     ------------------------       ------------------------
                                       2001            2000           2001            2000
                                     --------        --------       --------        --------
Provision for taxes on income:
       Current                       $  7,044        $  6,226       $ 11,337        $  9,729
       Deferred                           (11)            201           (123)            624
       State and local                    447             433            961             723
                                     --------        --------       --------        --------
                                     $  7,480        $  6,860       $ 12,175        $ 11,076
                                     ========        ========       ========        ========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7)      EARNINGS PER SHARE

         The following table presents the components of basic and diluted earnings per share for the three months and six months ended June 30, 2001 and 2000 (in thousands, except per share amounts):


                                                                    Three months ended           Six months ended
                                                                          June 30,                    June 30,
                                                                   ---------------------       ---------------------
                                                                     2001         2000           2001          2000
                                                                   -------       -------       -------       -------
Net earnings                                                       $10,764       $ 9,880       $17,519       $15,947
                                                                   =======       =======       =======       =======

Basic earnings per share:
Weighted average number of common shares outstanding                24,054        24,524        24,021        24,509
                                                                   =======       =======       =======       =======

     Basic earnings per share                                      $   .45       $   .40       $   .73       $   .65
                                                                   =======       =======       =======       =======

Diluted earnings per share:
Weighted average number of common shares outstanding                24,054        24,524        24,021        24,509
Dilutive shares applicable to stock options                            219           227           163           164
                                                                   -------       -------       -------       -------

     Shares applicable to diluted earnings                          24,273        24,751        24,184        24,673
                                                                   =======       =======       =======       =======

     Diluted earnings per share                                    $   .44       $   .40       $   .72       $   .65
                                                                   =======       =======       =======       =======

         Certain outstanding options to purchase approximately 6,000 and 77,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2001 and 2000, respectively, as such stock options would have been antidilutive.

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

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(8)      CONTINGENCIES - (Continued)

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

         In February 2001, the Company, through its marine transportation segment, leased 94 double hull inland tank barges from a subsidiary of the Dow Chemical Company ("Dow"). The inland tank barges were acquired by Dow as part of the recent merger between Union Carbide Corporation ("Union Carbide") and Dow. Since the inception of the lease, the Dow Union Carbide barges have been used exclusively in Dow's Union Carbide service. Transition of the barges into the Company's marine transportation fleet began in the 2001 third quarter and it is anticipated that the transition will be complete by year-end 2001.

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

RESULTS OF OPERATIONS

         The Company reported 2001 second quarter net earnings of $10,764,000, or $ .44 per share, on revenues of $147,622,000, compared with 2000 second quarter net earnings of $9,880,000, or $ .40 per share, on revenues of $130,208,000. Net earnings for the six months ended June 30, 2001 were $17,519,000, or $ .72 per share, on revenues of $280,750,000, compared with net earnings of $15,947,000, or $ .65 per share, on revenues of $256,664,000 for the 2000 first six months.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

         For purposes of this Management's Discussion, all earnings per share are "Diluted earnings per share". The weighted average number of common shares for the 2001 and 2000 second quarter was 24,273,000 and 24,751,000, respectively, and for the 2001 and 2000 first six months was 24,184,000 and 24,673,000, respectively. The decrease in the weighted average number of common shares for the 2001 second quarter and first six months compared with the 2000 second quarter and first six months primarily reflected the purchase of 757,000 shares of treasury stock by the Company during the second, third and fourth quarters of 2000, partially offset by shares issued under the Company's employee stock option plans.

         The following tables set forth the Company's revenues and percentage of such revenues for the three months and six months ended June 30, 2001 compared with the three months and six months ended June 30, 2000 (dollars in thousands):





                                             Three months ended June 30,
                                ------------------------------------------------------
                                         2001                           2000                         Increase
                                -----------------------       ------------------------        -----------------------
                                 Amounts          %           Amounts            %             Amounts          %
                                --------       --------       --------        --------        --------       --------
Revenues:
   Marine transportation        $124,893             85%      $111,940              86%       $ 12,953             12%
   Diesel engine services         22,729             15         18,268              14           4,461             24
                                --------       --------       --------        --------        --------       --------
                                $147,622            100%      $130,208             100%       $ 17,414             13%
                                ========       ========       ========        ========        ========       ========




                                             Six months ended June 30,
                                ------------------------------------------------------
                                          2001                          2000                         Increase
                                -----------------------       ------------------------        -----------------------
                                 Amounts          %           Amounts            %             Amounts          %
                                --------       --------       --------        --------        --------       --------
Revenues:
   Marine transportation        $236,844             84%      $219,442              85%       $ 17,402              8%
   Diesel engine services         43,906             16         37,222              15           6,684             18
                                --------       --------       --------        --------        --------       --------
                                $280,750            100%      $256,664             100%       $ 24,086              9%
                                ========       ========       ========        ========        ========       ========

         Revenues for the marine transportation segment increased 12% for the 2001 second quarter compared with the prior year second quarter, and increased 8% for the 2001 first six months compared with the 2000 first six months. The increase for both 2001 periods reflects the revenues generated from the leasing of 94 inland tank barges from Dow in February 2001. The Company generated revenues of approximately $6,400,000 for the 2001 second quarter and approximately $8,700,000 for the 2001 first six months from such service. Such revenues generated a nominal amount of operating earnings, as the leased barges were employed exclusively in Dow's Union Carbide service.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

         The increase for the 2001 second quarter also reflected seasonably strong refined products, black oil and liquid fertilizer markets, offset in part by a soft chemical and petrochemical market, the result of a continued slow economy. The 2001 first six months benefited from unseasonably strong refined products, black oil and liquid fertilizer markets during the 2001 first quarter, offset in part by the continued soft chemical and petrochemical market and more severe winter weather and high water conditions than experienced in 2000.

         The strong refined products market during the 2001 first half was the result of low Midwest inventory levels. The black oil demand was driven by high crude and natural gas prices, thus creating a better market for residual fuel as boiler fuel, as well as the continued high demand for asphalt for use in the active rebuilding of the U.S. highway infrastructure. During the 2001 first quarter, and into April and May, high natural gas prices caused the U.S. manufacturers of nitrogen based fertilizer to curtail production, therefore, the strong U.S. demand for liquid fertilizer, the result of low Midwest inventory levels, was met by foreign manufacturers. The significant importing of fertilizer resulted in a disruption of traditional U.S. rail and inland tank barge distribution patterns and created additional barging opportunities for the marine transportation segment.

         During the 2001 second quarter, contract renewals were generally at modestly higher rates and spot market rates were generally flat with the 2001 first quarter. During the 2001 first quarter, spot market prices reflect a modest upward trend. During the 2001 first half, as well as the 2000 second quarter, approximately 70% of movements were under term contracts and 30% were spot market transactions.

         For the 2000 second quarter and first six months, chemical and petrochemical volumes were strong as the U.S. economy did not reflect signs of a slowdown until the second half of 2000. Refined products and liquid fertilizer volumes to the Midwest were strong in the 2000 first quarter and seasonably steady in the 2000 second quarter. The strong 2000 first quarter refined products movements were the result of low Midwest inventory levels and favorable price differentials between the Gulf Coast and Chicago. The strong first quarter 2000 liquid fertilizer movements were the result of low inventory levels in the Midwest terminals.

         Revenues for the diesel engine services segment for the 2001 second quarter and first six months increased 24% and 18%, respectively, compared with the corresponding periods. The increases primarily reflected the two service company acquisitions, one acquired in October 2000 and one in November 2000. Diesel engine service revenue for both 2001 periods also benefited from service work and parts sales to a stronger Gulf Coast drilling and offshore supply vessel market, as well as other marine markets. The shortline and industrial railroad market continued to experience weakness.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS - (CONTINUED)

         During the 2000 second quarter and first six months, the diesel engine service segment experienced softness in its East Coast engine rebuild market, as well as its Midwest marine and rail markets. The segment did benefit from the market improvement to the Gulf Coast drilling and offshore well service sector.

         The following tables set forth the costs and expenses and percentage of each for the three months and six months ended June 30, 2001 compared with the three months and six months ended June 30, 2000 (dollars in thousands):



                                                      Three months ended June 30,
                                              -------------------------------------------------
                                                      2001                         2000                Increase (decrease)
                                              -----------------------       -------------------        -------------------
                                                 Amounts          %          Amounts       %            Amounts      %
                                               ---------      -------       ---------   -------        ---------   -----
Costs and expenses:
  Costs of sales and operating expenses        $  92,925          74%       $  79,833       74%        $  13,092      16%
  Selling, general and administrative             17,615          14           14,726       14             2,889      20
  Taxes, other than on income                      3,045           2            2,437        2               608      25
  Depreciation and other amortization             10,772           9           10,324       10               448       4
  Amortization of goodwill                         1,520           1            1,430        1                90       6
  Merger related charge                               --          --              482       --              (482)     --
  Gain on disposition of assets                     (102)         --           (1,019)      (1)              917      90
                                               ---------      ------        ---------   ------         ---------   -----
                                               $ 125,775         100%       $ 108,213      100%        $  17,562      16%
                                               =========      ======        =========   ======         =========   =====



                                                          Six months ended June 30,
                                              -------------------------------------------------
                                                      2001                         2000                Increase (decrease)
                                              -----------------------       -------------------        -------------------
                                                 Amounts          %          Amounts       %            Amounts      %
                                               ---------      -------       ---------   ------         ---------   -----
Costs and expenses:
  Costs of sales and operating expenses        $ 177,816          74%       $ 161,366       74%        $  16,450      10%
  Selling, general and administrative             34,717          14           29,897       14             4,820      16
  Taxes, other than on income                      5,749           2            5,012        2               737      15
  Depreciation and other amortization             21,335           9           20,731        9               604       3
  Amortization of goodwill                         3,050           1            2,784        1               266      10
  Merger related charge                               --          --              482       --              (482)     --
  Gain on disposition of assets                     (115)         --           (1,068)      --               953      89
                                               ---------       -----        ---------   ------         ---------   -----
                                               $ 242,552         100%       $ 219,204      100%        $  23,348      11%
                                               =========       =====        =========   ======         =========   =====


         Total costs and expenses for the 2001 second quarter and first six months increased 16% and 11%, respectively, compared with the 2000 second quarter and 2000 first half. The 2001 periods reflected higher equipment costs, health and welfare costs, and inflationary increases in costs and expenses. In addition, the 2001 periods also included the lease and operating expenses of the 94 Dow inland tank barges leased in February 2001, as well as the full impact of the costs and expenses of the two diesel engine service companies acquired in the 2000 fourth quarter.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS - (CONTINUED)

         The 2000 second quarter and first six months included an additional $482,000 pre-tax merger related charge associated with the acquisition of Hollywood Marine, Inc. ("Hollywood Marine"). In 1999, the Company's results included $4,502,000 of pre-tax merger related charges, consisting of severance and related pay for Company employees whose positions were eliminated, an abandonment charge for the Company's leased corporate headquarters' facility and a charge to exit an insurance mutual. The additional 2000 second quarter charge resulted from the early termination of the lease of the Company's former corporate headquarters.

         The significant gain on disposition of assets for the 2000 second quarter and first six months reflected the gain on the sale of an inland towboat in the 2000 second quarter, and the net gain from the sale during the 2000 first quarter of three inland towboats and six single hull inland tank barges. The sale of the towboats was part of the Company's efforts to optimize horsepower requirements. The six single hull inland tank barges were scrapped.

         The following tables set forth the operating income, excluding the gain on disposition of assets, and operating margin by segment for the three months and six months ended June 30, 2001 compared with the three months and six months ended June 30, 2000 (dollars in thousands):



                                           Three months ended June 30,
                             ------------------------------------------------------------
                                       2001                              2000
                             --------------------------      ----------------------------
                             Operating                       Operating                         Increase (decrease)
                               income         Operating        income           Operating    -----------------------
                               (loss)           margin         (loss)            margin      Amounts            %
                             --------         ---------       ---------         ---------    --------       --------
Marine transportation        $ 21,642            17.3%        $  21,350           19.1%      $    292             1%
Diesel engine services          2,176             9.6%            1,945           10.6%           231            12%
Corporate                      (2,073)                           (1,837)                         (236)          (13)%
Merger related charge              --                              (482)                          482            --%
                             --------                         ---------                      --------       --------
                             $ 21,745                         $  20,976                      $    769             4%
                             ========                         =========                      ========       ========



                                            Six months ended June 30,
                             ------------------------------------------------------------
                                       2001                              2000
                             --------------------------      ----------------------------
                             Operating                        Operating                         Increase (decrease)
                               income         Operating        income           Operating    -----------------------
                               (loss)           margin         (loss)            margin      Amounts            %
                             --------         ---------       ---------         ---------    --------       --------
Marine transportation        $ 37,392            15.8%        $  36,380           16.6%      $ 1,012              3%
Diesel engine services          4,405            10.0%            3,982           10.7%          423             11%
Corporate                      (3,714)                           (3,488)                        (226)            (6)%
Merger related charge              --                              (482)                         482             --%
                             --------                         ---------                      -------        -------
                             $ 38,083                         $  36,392                      $ 1,691              5%
                             ========                         =========                      =======        =======

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

         The marine transportation segment earned a 17.3% operating margin for the 2001 second quarter compared with a 19.1% margin for the 2000 second quarter. For the 2001 first six months, the operating margin was 15.8% compared with 16.6% for the 2000 first six months. The decline for both 2001 periods reflected the lower margin earned in the exclusive service of the Dow Union Carbide fleet. In addition, reduced chemical and petrochemical volumes for the 2001 periods resulted in a lower margin, as chemical and petrochemical volumes typically earn a higher margin than refined products and liquid fertilizer volumes. The Company generally manages the larger chemical and petrochemical fleet of assets more efficiently through better positioning and compatible cargo opportunities.

         The diesel engine services segment earned a 9.6% operating margin for the 2001 second quarter compared with 10.6% earned in the 2000 second quarter. For the 2001 first six months, the operating margin was 10.0% compared with 10.7% for the 2000 first six months. The decline in the operating margin for both 2001 periods was primarily due to transition costs associated with the two acquisitions completed in the fourth quarter of 2000.

         The following tables set forth the equity in earnings of marine affiliates, other expense and interest expense for the three months and six months ended June 30, 2001 compared with the three months and six months ended June 30, 2000 (dollars in thousands):


                                             Three months ended June 30,         Increase (decrease)
                                             ---------------------------          -----------------
                                               2001            2000                Amount      %
                                              -------        -------              -------    -----
Equity in earnings of marine affiliates       $ 1,099        $   804              $   295       37%
Other expense                                 $  (192)       $   (95)             $    97      102%
Interest expense                              $(4,510)       $(5,964)             $(1,454)     (24)%



                                              Six months ended June 30,           Increase (decrease)
                                             ---------------------------          ------------------
                                                2001          2000                 Amount        %
                                              --------     ----------             --------     ------
Equity in earnings of marine affiliates       $  1,815       $  1,641             $    174        11%
Other expense                                 $   (665)      $   (251)            $    414       165%
Interest expense                              $ (9,654)      $(11,827)            $ (2,173)      (18)%


         Equity in earnings of marine affiliates consist primarily of four offshore dry-cargo barge and tug units owned through a partnership with a public utility, of which the Company has a 35% interest. The offshore units operating under the partnership primarily transport coal across the Gulf of Mexico with a backhaul of limestone rock. For the 2001 second quarter, equity in earnings reflected a 37% increase compared with the 2000 second quarter, and a 11% increase for the 2001 first half compared with the first half of 2000. The 37% increase for the 2001 second quarter resulted from the substantially full utilization of the four units in the coal and rock trade. The 11% increase for the first six months reflected the full utilization during the 2001 second quarter and several one way coal voyages during the 2001 first quarter, without the rock backhaul.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

         The 24% decrease in interest expense for the 2001 second quarter over the 2000 second quarter, and 18% decrease for the 2001 first half over the 2000 first half, primarily reflected lower interest rates and lower debt levels. The average debt and average interest rate for the 2001 second quarter were $269,000,000 and 6.71%, compared with $314,200,000 and 7.52% for the second quarter of 2000, respectively. For the 2001 first half, the average debt was $276,900,000 and average interest rate was 6.97%, compared with average debt of $315,300,000 and average interest rate of 7.43% for the 2000 first half.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet

         Total assets as of June 30, 2001 were $740,816,000, compared with $749,268,000 as of December 31, 2000. The following table sets forth the significant components of the balance sheet as of June 30, 2001 compared with December 31, 2000 (dollars in thousands):



                                                                                         Increase (decrease)
                                                     June 30,       December 31,     ---------------------------
                                                      2001             2000           Amount               %
                                                    ---------       ---------        ---------         ---------
Assets:
   Current assets                                   $ 105,153       $ 118,466        $ (13,313)              (11)%
   Property and equipment, net                        461,636         453,807            7,829                 2
   Investments in marine affiliates                    12,121          12,784             (663)               (5)
   Goodwill, net                                      159,591         162,604           (3,013)               (2)
   Other assets                                         2,315           1,607              708                44
                                                    ---------       ---------        ---------         ---------
                                                    $ 740,816       $ 749,268        $  (8,452)               (1)%
                                                    =========       =========        =========         =========

Liabilities and stockholders' equity:
   Current liabilities                              $  97,468       $  97,037        $     431                --%
   Long-term debt                                     258,769         288,037          (29,268)              (10)
   Deferred taxes                                      88,463          89,138             (675)               (1)
   Other long-term liabilities                         12,829          12,407              422                 3
   Stockholders' equity                               283,287         262,649           20,638                 8
                                                    ---------       ---------        ---------         ---------
                                                    $ 740,816       $ 749,268        $  (8,452)               (1)%
                                                    =========       =========        =========         =========


         Working capital as of June 30, 2001 totaled $7,685,000 compared with $21,429,000 as of December 31, 2000. The significant decrease was primarily attributable to a $3,774,000 decrease in cash and cash equivalents, a $5,352,000, or 7% decrease in trade accounts receivable, a $2,174,000, or 14% decrease in inventory, and a $2,885,000, or 8% increase in accounts payable. The decrease in trade accounts receivable primarily reflected the continuing emphasis placed in the collection of accounts receivable.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Balance Sheet - (Continued)

         Long-term debt, less current portion, decreased 10% during the 2001 first half, reflecting the payments of $29,268,000, the result of favorable cash flow provided by operating activities during the 2001 first six months.

         Stockholders' equity as of June 30, 2001 increased 8% during the 2001 first half, primarily reflecting the Company's net earnings of $17,519,000 and the $3,171,000 reduction in treasury stock from the exercise of employee stock options.

Long-Term Financing

         In February 2001, the Company entered into two five-year $50,000,000 interest rate swap contracts with two banks to hedge the Company's exposure to fluctuations in interest rates. Under the terms of the contracts, the Company pays to the banks interest at an average fixed rate of 5.64% based on a notional $100,000,000 of debt and, in turn, the Company receives the floating rate of LIBOR. The transaction converted $100,000,000 of the Company's variable debt to an effective rate of 6.64% when taking the 100 basis point loan spread the Company pays on its variable debt into account.

         In April 2001, the Company entered into two three-year $25,000,000 interest rate swap contracts with two banks to hedge the Company's exposure to fluctuations in interest rates. Under the terms of the contracts, the Company pays to the banks interest at a fixed rate of 4.96% based on a notional $50,000,000 of debt and, in turn, the Company receives the floating rate of LIBOR. The transaction converted $50,000,000 of the Company's variable debt to an effective rate of 5.96% when taking the 100 basis point loan spread the Company pays on its variable debt into account.

Merger Related Charge

         In connection with the acquisition of Hollywood Marine in October 1999, the Company recorded $4,502,000 of pre-tax merger related charges in the fourth quarter of 1999 to combine the acquired operations with those of the Company. Such charges were as follows (in thousands):




Severance for Company employees ...................................       $2,061
Exit of insurance mutual ..........................................          870
Corporate headquarters lease abandonment ..........................        1,571
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

Merger Related Charge - (Continued)

         In 2000, the Company recorded additional merger related charges of $199,000, consisting of a $482,000 charge associated with the termination of the corporate headquarters' lease, and a $283,000 credit to reduce the estimates of remaining expenditures.

         The components of the cash charge incurred, the actual cash payments made and the accrued balances as of June 30, 2001 were as follows (in thousands):


                                           1999                        2000                                     ACCRUED AT
                                        TOTAL CASH      PAID IN     TOTAL CASH       PAID IN       PAID IN       JUNE 30,
                                         PORTION          1999        PORTION          2000          2001          2001
                                        ----------      -------     ----------       --------      --------      ----------
Severance for Company employees ...       $ 1,555       $    13       $  (268)       $   659       $   615           $--
Exit of insurance mutual ..........           870            --            --            870            --            --
Corporate headquarters lease
     abandonment ..................           823           106           366            707           376            --
                                          -------       -------       -------        -------       -------       -------
                                          $ 3,248       $   119       $    98        $ 2,236       $   991           $--
                                          =======       =======       =======        =======       =======       =======

Capital Expenditures

         In September 2000, the marine transportation segment entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of chemicals, petrochemicals and refined petroleum products. During the 2001 second quarter, two of the barges were placed into service. The third barge was placed into service in July 2001, with the remaining three barges scheduled to be placed into service one in August, one in September and one in November. The total purchase price of the six barges is approximately $8,500,000. Financing of the construction of the six barges is through operating cash flows and available credit under the Company's Credit Agreement.

         In January 2001, the marine transportation segment entered into a contract for the construction of five double hull, 30,000 barrel capacity inland tank barges for use in the asphalt trade. Delivery of the first barge is expected in August 2001, and the remaining four asphalt barges are scheduled to be delivered one every 30 days thereafter. The total purchase price of the five barges is approximately $9,000,000. Financing of the construction of the five barges is through operating cash flows and available credit under the Company's Credit Agreement.

         In June 2001, the marine transportation segment entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of chemicals, petrochemicals and refined petroleum products. Delivery of the six barges is expected one every six weeks starting in February 2002. The total purchase price of the six barges is approximately $8,500,000. Financing of the construction of the six barges will be through operating cash flows and available credit under the Company's Credit Agreement.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Capital Expenditures - (Continued)

         Capital expenditures in the 2001 first six months were $29,857,000, of which $5,305,000 were for fleet and project construction and $24,552,000 were primarily for upgrading of the existing marine transportation fleet. Capital expenditures in the 2000 first half totaled $28,102,000, primarily for upgrading of the Company's existing marine transportation fleet.

Treasury Stock

         During the 2001 first half, the Company did not purchase any treasury stock. As of August 9, 2001, the Company had 1,502,000 shares available under its common stock repurchase authorization. Historically, treasury stock purchases have been financed by borrowings under the Company's Credit Agreement and through its operating cash flows. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

         The Company generated net cash provided by operating activities of $52,032,000 and $27,389,000 for the six months ended June 30, 2001 and 2000, respectively. The 2001 first six months was positively influenced by $8,964,000 of positive changes in working capital. For the 2000 first half, cash flow was negatively influenced by $14,545,000 of negative changes in working capital. The Company placed continued emphasis on the collection of trade accounts receivable during the 2001 first half, thereby improving its working capital.

         The Company accounts for its ownership in its 35% owned marine transportation partnership under the equity method of accounting, recognizing cash flow upon the receipt or distribution of cash from the partnership. For the 2001 and 2000 first half, the Company received $2,310,000 and $1,855,000, respectively, of cash from the marine partnership.

         Funds generated are available for acquisitions, capital construction projects, treasury stock repurchases, repayment of borrowings associated with each of the above and for other operating requirements. In addition to the net cash provided by operating activities, the Company also had available as of August 9, 2001, $100,000,000 under its Credit Agreement and $121,000,000 under its medium term note program. As of August 9, 2001, the Company had $10,000,000 available under its line of credit with Bank of America. The Company's scheduled principal payments during the next 12 months are $5,335,000.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Liquidity - (Continued)

         During the last six months, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel, can be passed through to its customers; however, there is typically a 30 to 90 day delay before contracts are adjusted for fuel prices. The repair portion of the diesel engine services segment is based on prevailing current market rates.

Accounting Standards

         SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued in July 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company will adopt SFAS No. 141 immediately and SFAS No. 142 on January 1, 2002.

         Amortization expense related to goodwill was $5,702,000 and $3,050,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Amortization expense related to equity-method goodwill was $142,000 and $71,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these standards on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

           Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to market risk from changes in interest rates on certain of its outstanding debt and changes in fuel prices. The outstanding loan balance under the Company's revolving credit agreements bears interest at variable rates based on prevailing short-term interest rates in the United States and Europe. At June 30, 2001, the Company had $208,000,000 of floating rate debt outstanding. Notes issued under the Company's medium term note program may bear fixed or variable interest rates, although the notes issued to date have all been fixed rate notes. The potential impact on the Company of fuel price increases is limited because most of its term contracts contain escalation clauses under which increases in fuel costs, among others, can be passed on to the customers, while its spot contract rates are set based on prevailing fuel prices. The Company does not presently use commodity derivative instruments to manage its fuel costs. The Company has no foreign exchange risk.

         From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate swaps and are entered into with major financial institutions. Derivative financial instruments related to the Company's interest rate risks are intended to reduce the Company's exposure to increases in the benchmark interest rates underlying the Company's variable rate revolving credit facilities. The Company does not enter into derivative financial instrument transactions for speculative purposes.

         In February 2001, the Company executed two five-year interest rate swap agreements to hedge its exposure to increases in the benchmark interest rate underlying the variable rate revolving credit facilities. The swap agreements each have a notional amount of $50 million. Under the swap agreements, the Company pays an average fixed rate of interest of 5.64% and receives a floating rate based on a one month LIBOR rate. In April 2001, the Company executed two three-year interest rate swap agreements to hedge its exposure to increases in the benchmark interest rate underlying the variable rate credit facilities. The swap agreements each have a notional amount of $25 million. Under the swap agreements, the Company pays a fixed rate of interest of 4.96% and receives a floating rate based on a one month LIBOR rate. The interest rate swaps are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swaps are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. No gain or loss on ineffectiveness was required to be recognized. The fair value of the interest rate swap agreements was a net liability of $71,000 at June 30, 2001. The Company has recorded, in interest expense, losses related to the interest rate swaps of $353,000 for the three months and six months ended June 30, 2001. The Company anticipates $1,423,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next twelve months based on current interest rates. Amounts were determined as of June 30, 2001 based on quoted market values, the Company's portfolio of derivative instruments, and the Company's measurement of hedge effectiveness.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         For a detailed explanation of the material pending legal proceedings against the Company, please refer to the Form 10-K for the year ended December 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         None

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed for the three months ended June 30, 2001.


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

Dated:   August 9, 2001