Form 10-Q
period 2001-09-30
KIRBY CORP
filed 2001-11-13
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter ended September 30, 2001

[Q] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            Commission File Number              1-7615

                                Kirby Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                              74-1884980
-------------------------------                              ------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

55 Waugh Drive, Suite 1000, Houston, TX                             77007
---------------------------------------                      -------------------
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

                                Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on November 13, 2001 was 23,991,000.

                         PART 1 - FINANCIAL INFORMATION

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                             September 30,     December 31,
                                                                 2001              2000
                                                             ------------      ------------
                                                                    ($ in thousands)
Current assets:
      Cash and cash equivalents                              $         52      $      4,658
      Accounts receivable:
         Trade - less allowance for doubtful accounts              74,298            80,493
         Insurance claims and other                                 6,310             6,910
      Inventory - finished goods                                   15,422            15,650
      Prepaid expenses                                              6,348             7,034
      Deferred income taxes                                         3,359             3,721
                                                             ------------      ------------
            Total current assets                                  105,789           118,466
                                                             ------------      ------------
Property and equipment                                            765,803           724,176
      Less accumulated depreciation                               301,590           270,369
                                                             ------------      ------------
                                                                  464,213           453,807
                                                             ------------      ------------
Investment in marine affiliates                                    12,562            12,784
Goodwill - less accumulated amortization                          158,071           162,604
Other assets                                                        1,914             1,607
                                                             ------------      ------------
                                                             $    742,549      $    749,268
                                                             ============      ============

            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       September 30,       December 31,
                                                                            2001                2000
                                                                       -------------       -------------
                                                                                ($ in thousands)
Current liabilities:
     Current portion of long-term debt                                 $       5,335       $       5,335
     Income taxes payable                                                      4,668               3,393
     Accounts payable                                                         35,471              35,877
     Accrued liabilities                                                      52,009              49,119
     Deferred revenues                                                         2,900               3,313
                                                                       -------------       -------------
               Total current liabilities                                     100,383              97,037
                                                                       -------------       -------------
Long-term debt - less current portion                                        246,986             288,037
Deferred income taxes                                                         87,018              89,138
Minority interests                                                             3,078               3,308
Other long-term liabilities                                                   17,303               9,099
                                                                       -------------       -------------
                                                                             354,385             389,582
                                                                       -------------       -------------

Contingencies and commitments                                                     --                  --
Stockholders' equity:
     Preferred stock, $1.00 par value per share.  Authorized
         20,000,000 shares                                                        --                  --
     Common stock, $.10 par value per share.  Authorized
         60,000,000 shares, issued 30,907,000 shares                           3,091               3,091
     Additional paid-in capital                                              175,521             175,575
     Accumulated other comprehensive income                                   (4,772)                 --
     Retained earnings                                                       231,516             202,608
                                                                       -------------       -------------
                                                                             405,356             381,274
     Less cost of 6,932,000 shares in treasury (7,025,000 at
         December 31, 2000)                                                  117,575             118,625
                                                                       -------------       -------------
                                                                             287,781             262,649
                                                                       -------------       -------------
                                                                       $     742,549       $     749,268
                                                                       =============       =============

            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                       Three months ended                    Nine months ended
                                                           September 30,                       September 30,
                                                   -----------       -----------       -----------       -----------
                                                       2001              2000              2001              2000
                                                   -----------       -----------       -----------       -----------
                                                               ($ in thousands, except per share amounts)
Revenues:
     Marine transportation                         $   122,156       $   113,348       $   359,000       $   332,790
     Diesel engine services                             19,641            15,760            63,547            52,982
                                                   -----------       -----------       -----------       -----------
                                                       141,797           129,108           422,547           385,772
                                                   -----------       -----------       -----------       -----------
Costs and expenses:
     Costs of sales and operating expenses              86,563            78,426           264,379           239,792
     Selling, general and administrative                16,607            15,223            51,324            45,120
     Taxes, other than on income                         2,789             2,500             8,538             7,512
     Depreciation and other amortization                10,900            10,656            32,235            31,387
     Amortization of goodwill                            1,521             1,538             4,571             4,322
     Merger related charge                                  --                --                --               482
     Gain on disposition of assets                        (153)              (96)             (268)           (1,164)
                                                   -----------       -----------       -----------       -----------
                                                       118,227           108,247           360,779           327,451
                                                   -----------       -----------       -----------       -----------
           Operating income                             23,570            20,861            61,768            58,321
Equity in earnings of marine affiliates                    487               821             2,302             2,462
Other expense                                             (387)             (206)           (1,052)             (457)
Interest expense                                        (4,365)           (6,089)          (14,019)          (17,916)
                                                   -----------       -----------       -----------       -----------
           Earnings before taxes on income              19,305            15,387            48,999            42,410
Provision for taxes on income                           (7,916)           (6,309)          (20,091)          (17,385)
                                                   -----------       -----------       -----------       -----------
           Net earnings                            $    11,389       $     9,078       $    28,908       $    25,025
                                                   ===========       ===========       ===========       ===========
Net earnings per share of common stock:
     Basic                                         $       .47       $       .37       $      1.20       $      1.02
                                                   ===========       ===========       ===========       ===========
     Diluted                                       $       .47       $       .37       $      1.19       $      1.01
                                                   ===========       ===========       ===========       ===========

            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Nine months ended
                                                                                                September  30,
                                                                                        -----------------------------
                                                                                            2001              2000
                                                                                        -----------       -----------
                                                                                               ($ in thousands)
Cash flows from operating activities:
  Net earnings                                                                          $    28,908       $    25,025
  Adjustments to reconcile net earnings to net cash provided by operations:
     Depreciation and amortization                                                           36,806            35,709
     Provision for deferred income taxes                                                        915               202
     Equity in earnings of marine affiliates, net of distributions and
       contributions                                                                            222             2,648
     Gain on disposition of assets                                                             (268)           (1,164)
     Merger related charge, net of cash expenditures                                             --               482
     Other                                                                                    1,294             1,144
     Increase (decrease) in cash flows resulting from changes in operating
       working capital                                                                       10,898            (4,883)
                                                                                        -----------       -----------
        Net cash provided by operating activities                                            78,775            59,163
                                                                                        -----------       -----------
Cash flows from investing activities:
  Proceeds from sale and maturities of investments                                               --             3,633
  Capital expenditures                                                                      (43,558)          (37,732)
  Proceeds from disposition of assets                                                         1,246             3,337
  Other                                                                                          10               (40)
                                                                                        -----------       -----------
        Net cash used in investing activities                                               (42,302)          (30,802)
                                                                                        -----------       -----------
Cash flows from financing activities:
  Borrowing (payments) on bank credit facilities, net                                       (35,800)           26,200
  Payments on long-term debt                                                                 (5,251)          (50,251)
  Purchase of treasury stock                                                                 (2,459)           (3,350)
  Other                                                                                       2,431               599
                                                                                        -----------       -----------
        Net cash used  in financing activities                                              (41,079)          (26,802)
                                                                                        -----------       -----------
        Increase (decrease) in cash and cash equivalents                                     (4,606)            1,559
Cash and cash equivalents, beginning of year                                                  4,658             3,571
                                                                                        -----------       -----------
Cash and cash equivalents, end of period                                                $        52       $     5,130
                                                                                        ===========       ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period:
     Interest                                                                           $    13,046       $    17,460
     Income taxes                                                                       $    18,072       $    13,727

            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


         In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000, and the results of operations for the three months and nine months ended September 30, 2001 and 2000.

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

(2) ACQUISITIONS

         On October 12, 2000, the Company completed the acquisition of the Powerway Division of Covington Detroit Diesel-Allison, Inc. ("Powerway") for $1,428,000 in cash. With the acquisition of Powerway, the Company became the sole distributor of aftermarket parts and service for Alco diesel engines throughout the United States for marine, power generation and industrial applications. Goodwill is amortized over 10 years. On November 1, 2000, the Company completed the acquisition of West Kentucky Machine Shop, Inc. ("West Kentucky") for an aggregate consideration (before post-closing adjustments) of $6,674,000, consisting of $6,629,000 in cash, the assumption of $20,000 of West Kentucky's existing debt and $25,000 of merger costs. The acquisition of West Kentucky provided the Company with increased distributorship capabilities with Falk Corporation, a reduction gear manufacturer used in marine and industrial applications. Goodwill is amortized over 15 years. The acquisitions were accounted for using the purchase method of accounting. Financing for the two acquisitions was through the Company's bank revolving credit facility.

(3) ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company adopted SFAS No. 141 immediately and will adopt SFAS No. 142 on January 1, 2002.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(3) ACCOUNTING STANDARDS - (Continued)

            Amortization expense related to goodwill was $4,571,000 and $5,702,000 for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. Amortization expense related to equity-method goodwill was $107,000 and $142,000 for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of the adoption on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

(4)         COMPREHENSIVE INCOME

            The Company's total comprehensive income for the three months and nine months ended September 30, 2001 and 2000 were as follows (in thousands):

                                                                  Three months ended               Nine months ended
                                                                     September 30,                   September 30,
                                                             ---------------------------     ----------------------------
                                                                2001             2000            2001             2000
                                                             ----------       ----------      ----------       ----------
Net earnings                                                 $   11,389       $    9,078      $   28,908       $   25,025
Change in fair value of derivative financial instruments,
      net of tax                                                 (4,726)              --          (4,772)              --
Unrealized gain on available-for-sale investments,
      net of tax                                                     --               35              --              229
                                                             ----------       ----------      ----------       ----------
            Total comprehensive income                       $    6,663       $    9,113      $   24,136       $   25,254
                                                             ==========       ==========      ==========       ==========

(5) LONG-TERM DEBT

            The Company has a revolving credit facility (the "Revolving Credit Facility") with The Chase Manhattan Bank ("Chase") as agent bank. On November 5, 2001, the Company amended the Revolving Credit Facility to increase the revolving credit amount from $100,000,000 to $150,000,000 and to extend the maturity date to October 9, 2004. The amended Revolving Credit Facility also included modifications to certain financial covenants, including a minimum net worth requirement, as defined, of at least $225,000,000. Per the amendment, the revised syndicate of banks includes Chase as administrative agent, Bank of America, N.A. ("Bank of America") as syndication agent, and First Union National Bank, Fleet National Bank and Wells Fargo Bank (Texas), N.A. as documentation agents. Proceeds under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company's common stock, or for possible business acquisitions. The Company was in compliance with all Revolving Credit Facility covenants as of September 30, 2001. As of September 30, 2001, $9,500,000 was outstanding under the Revolving Credit Facility and the average interest rate was 5.4%. The average borrowing under the Revolving Credit Facility during the first nine months of 2001 was $11,978,000, computed by using the daily

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5) LONG-TERM DEBT - (Continued)

balance, and the weighted average interest rate was 6.3%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing.

            The Company has a term loan credit facility (the "Term Loan"), dated October 12, 1999, with Bank of America as syndication agent bank, Chase as administrative agent and Bank One, Texas, N.A. as documentation agent. On November 5, 2001, the Term Loan was amended to conform existing financial covenants to the amended Revolving Credit Facility. The Company was in compliance with all Term Loan financial covenants as of September 30, 2001. At September 30, 2001, the amount borrowed under the Term Loan totaled $184,000,000 and the average interest rate was 3.7%. The average borrowing under the Term Loan during the first nine months of 2001 was $198,380,000, computed by using the daily balance, and the weighted average interest rate was 5.8%, computed by dividing the interest expense under the Term Loan by the average Term Loan borrowing.

            In November 2000, the Company entered into a $10,000,000 credit line (the "Credit Line") with Bank of America whereby the Company may request, and Bank of America will consider, short-term advances and the issuance of letters of credit. On November 6, 2001, the Credit Line was amended to extend the maturity date to November 5, 2002. As of September 30, 2001, the amount borrowed under the Credit Line was $2,800,000.

(6) DERIVATIVE INSTRUMENTS

            Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative's gain and losses to offset related results on the hedged item in the statement of earnings. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings.

            At January 1, 2001, the Company did not hold any derivative financial instruments, therefore, the adoption of SFAS No. 133 had no effect on the Company's consolidated statement of earnings or balance sheet.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

            From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate swaps and are entered into with major financial institutions. Derivative financial instruments related to the Company's interest rate risks are intended to reduce the Company's exposure to increases in the benchmark interest rates underlying the Company's variable rate bank credit facilities. Through December 31, 2000, gains and losses from the Company's interest rate derivative financial instruments have been recognized in interest expense in the periods for which the derivative financial instruments relate.

            In February and April 2001, the Company executed interest rate swap agreements to hedge its exposure to increases in the benchmark interest rate underlying its variable rate bank credit facilities. The two February 2001 five-year swap agreements have a notional amount of $50 million each, and the two April 2001 three-year swap agreements have a notional amount of $25 million each. Under the swap agreements, the Company pays an average fixed rate of interest of 5.64% on the $50 million swaps, and pays a fixed rate of interest of 4.96% on the $25 million swaps, and receives a floating rate based on a one month USD LIBOR ("London Interbank Offered Rate") rate. The interest rate swaps are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swaps are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. No gain or loss on ineffectiveness was required to be recognized. The fair value of the interest rate swap agreements was a liability of $7,341,000 at September 30, 2001. The Company has recorded, in interest expense, losses related to the interest rate swaps of $669,000 and $1,022,000 for the three months and nine months ended September 30, 2001, respectively. Amounts were determined as of September 30, 2001 based on quoted market values, the Company's portfolio of derivative instruments, and the Company's measurement of hedge effectiveness.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) SEGMENT INFORMATION

         The following table sets forth the Company's revenues and profit (loss) by reportable segment for the three months and nine months ended September 30, 2001 and 2000 and total assets as of September 30, 2001 and December 31, 2000 (in thousands):

                                          Three months ended                  Nine months ended
                                             September 30,                      September 30,
                                    -----------       -----------       -----------       -----------
                                        2001              2000              2001              2000
                                    -----------       -----------       -----------       -----------
Revenues:
      Marine transportation         $   122,156       $   113,348       $   359,000       $   332,790
      Diesel engine services             19,641            15,760            63,547            52,982
                                    -----------       -----------       -----------       -----------
                                    $   141,797       $   129,108       $   422,547       $   385,772
                                    ===========       ===========       ===========       ===========
Segment profit (loss):
      Marine transportation         $    23,265       $    21,038       $    60,657       $    57,418
      Diesel engine services              1,759             1,517             6,164             5,499
      Other                              (5,719)           (7,168)          (17,822)          (20,507)
                                    -----------       -----------       -----------       -----------
                                    $    19,305       $    15,387       $    48,999       $    42,410
                                    ===========       ===========       ===========       ===========

                                                                      September 30,      December 31,
                                                                           2001              2000
                                                                      -------------      ------------
Total assets:
      Marine transportation                                           $     673,448      $    673,999
      Diesel engine services                                                 47,482            45,344
      Other                                                                  21,619            29,925
                                                                      -------------      ------------
                                                                      $     742,549      $    749,268
                                                                      =============      ============

         The following table presents the details of "Other" segment profit
(loss) for the three months and nine months ended September 30, 2001 and 2000 (in thousands):

                                                              Three months ended                  Nine months ended
                                                                 September 30,                       September 30,
                                                        -----------       -----------       -----------       -----------
                                                            2001              2000              2001              2000
                                                        -----------       -----------       -----------       -----------
General corporate expenses                              $    (1,607)      $    (1,790)      $    (5,321)      $    (5,278)
Gain on disposition of assets                                   153                96               268             1,164
Interest expense                                             (4,365)           (6,089)          (14,019)          (17,916)
Equity in earnings of marine affiliates                         487               821             2,302             2,462
Merger related charge                                            --                --                --              (482)
Other expense                                                  (387)             (206)           (1,052)             (457)
                                                        -----------       -----------       -----------       -----------
                                                        $    (5,719)      $    (7,168)      $   (17,822)      $   (20,507)
                                                        ===========       ===========       ===========       ===========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) SEGMENT INFORMATION - (Continued)

         The following table presents the details of "Other" total assets as of September 30, 2001 and December 31, 2000 (in thousands):

                                                        September 30,      December 31,
                                                             2001               2000
                                                        -------------      -------------
General corporate assets                                $       9,057      $      17,141
Investment in marine affiliates                                12,562             12,784
                                                        -------------      -------------
                                                        $      21,619      $      29,925
                                                        =============      =============


(8) TAXES ON INCOME

         Details of the provision for taxes on income for the three months and nine months ended September 30, 2001 and 2000 were as follows (in thousands):


                                                              Three months ended                 Nine months ended
                                                                 September 30,                      September 30,
                                                        -----------------------------       ----------------------------
                                                            2001              2000             2001             2000
                                                        -----------       -----------       -----------      -----------
Provision for taxes on income:
         Current                                        $     6,868       $     6,353       $    18,205      $    16,082
         Deferred                                             1,113              (347)              990              277
         State and local                                        (65)              303               896            1,026
                                                        -----------       -----------       -----------      -----------
                                                        $     7,916       $     6,309       $    20,091      $    17,385
                                                        ===========       ===========       ===========      ===========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) EARNINGS PER SHARE

         The following table presents the components of basic and diluted earnings per share for the three months and nine months ended September 30, 2001 and 2000 (in thousands, except per share amounts):

                                                                 Three months ended              Nine months ended
                                                                    September 30,                   September 30,
                                                             ----------      ----------      ----------      ----------
                                                                2001            2000            2001            2000
                                                             ----------      ----------      ----------      ----------
Net earnings                                                 $   11,389      $    9,078      $   28,908      $   25,025
                                                             ==========      ==========      ==========      ==========
Basic earnings per share:
Weighted average number of common shares outstanding             24,077          24,511          24,039          24,510
                                                             ==========      ==========      ==========      ==========
      Basic earnings per share                               $      .47      $      .37      $     1.20      $     1.02
                                                             ==========      ==========      ==========      ==========
Diluted earnings per share:
Weighted average number of common shares outstanding             24,077          24,511          24,039          24,510
Dilutive shares applicable to stock options                         284             280             204             202
                                                             ----------      ----------      ----------      ----------
      Shares applicable to diluted earnings                      24,361          24,791          24,243          24,712
                                                             ==========      ==========      ==========      ==========
      Diluted earnings per share                             $      .47      $      .37      $     1.19      $     1.01
                                                             ==========      ==========      ==========      ==========


         Certain outstanding options to purchase approximately 6,000 and 77,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2001 and 2000, respectively, as such stock options would have been antidilutive.

(10) CONTINGENCIES

         As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, in January 2001, the Environmental Protection Agency ("EPA"), in conjunction with other federal and state law enforcement agencies, initiated an investigation into possible violations of the Clean Water Act at a dry cargo barge cleaning facility in Houston operated by Western Towing Company ("Western"), a subsidiary of the Company. The Company has cooperated fully with the authorities in the investigation. The U. S. Attorney for the Southern District of Texas has extended an offer to settle the matter under a plea agreement in which Western would plead to one violation of the Clean Water Act for discharging washwater from the facility in violation of the facility's permit. The maximum fine for such a violation is $500,000. The Company is discussing terms of such a plea agreement with the U. S. Attorney and has made an accrual for this matter which management believes is appropriate under present circumstances.

         As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, in August 2000, the Company and four subsidiaries were among a group of approximately 50 companies that received a request for information from the EPA concerning a potential Superfund site,

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(10) CONTINGENCIES - (Continued)

the Palmer Barge Line Site, located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. In October 2000, the Company submitted its response to the EPA. In late September 2001, the EPA notified the Company and the majority of the others which received the initial request for information that they may be Potentially Responsible Parties under Comprehensive Environmental Response, Compensation and Liability Act with respect to the site. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

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

            In February 2001, the Company, through its marine transportation segment, leased 94 double hull inland tank barges from a subsidiary of the Dow Chemical Company ("Dow"). The inland tank barges were acquired by Dow as part of the February 5, 2001 merger between Union Carbide Corporation ("Union Carbide") and Dow. At the inception of the lease, the Dow Union Carbide barges were used exclusively in Dow's Union Carbide service. Transition of the barges into the Company's marine transportation fleet began in the 2001 third quarter and was completed around September 15, 2001.

            The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair large medium-speed diesel engines and reduction gears, and maintains facilities to rebuild component parts or entire large medium-speed diesel engines or entire reduction gears. The segment services the marine, power generation and industrial, and railroad markets.

RESULTS OF OPERATIONS

            The Company reported 2001 third quarter net earnings of $11,389,000, or $ .47 per share, on revenues of $141,797,000, compared with 2000 third quarter net earnings of $9,078,000, or $.37 per share, on revenues of $129,108,000. Net earnings for the nine months ended September 30, 2001 were $28,908,000, or $1.19 per share, on revenues of $422,547,000, compared with net earnings of $25,025,000, or $1.01 per share, on revenues of $385,772,000 for the 2000 first nine months.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

            For purposes of this Management's Discussion, all earnings per share are "Diluted earnings per share". The weighted average number of common shares for diluted earnings per share for the 2001 and 2000 third quarter was 24,361,000 and 24,791,000, respectively, and for the 2001 and 2000 first nine months was 24,243,000 and 24,712,000, respectively. The decrease in the weighted average number of common shares for the 2001 third quarter and first nine months compared with the 2000 third quarter and first nine months primarily reflected the purchase of 860,000 shares of treasury stock by the Company during 2000 and 115,000 shares purchased during the 2001 third quarter, partially offset by shares issued under the Company's employee stock option plans.

            The following tables set forth the Company's revenues and percentage of such revenues for the three months and nine months ended September 30, 2001 compared with the three months and nine months ended September 30, 2000 (dollars in thousands):

                                                   Three months ended September 30,
                                         ---------------------------------------------------
                                                    2001                         2000                    Increase
                                         -------------------------      --------------------      -------------------
                                           Amounts           %            Amounts       %           Amounts      %
                                         ----------     ----------      ----------    ------      ----------   ------
Revenues:
   Marine transportation                 $  122,156             86%     $  113,348        88%     $    8,808        8%
   Diesel engine services                    19,641             14          15,760        12           3,881       25
                                         ----------     ----------      ----------    ------      ----------   ------
                                         $  141,797            100%     $  129,108       100%     $   12,689       10%
                                         ==========     ==========      ==========    ======      ==========   ======


                                                     Nine months ended September 30,
                                         ----------------------------------------------------
                                                    2001                         2000                    Increase
                                         --------------------------      --------------------      -------------------
                                           Amounts           %            Amounts        %          Amounts       %
                                         ----------      ----------      ----------    ------      ----------   ------
Revenues:
   Marine transportation                 $  359,000              85%     $  332,790        86%     $   26,210        8%
   Diesel engine services                    63,547              15          52,982        14          10,565       20
                                         ----------      ----------      ----------    ------      ----------   ------
                                         $  422,547             100%     $  385,772       100%     $   36,775       10%
                                         ==========      ==========      ==========    ======      ==========   ======

               Marine transportation revenues for the 2001 third quarter increased 8% compared with the third quarter of 2000, and increased 8% for the 2001 first nine months compared with the first nine months of 2000. The increase for both periods reflected the revenues generated from the leasing of 94 inland tank barges from Dow in February 2001. The Company generated revenues of approximately $6,600,000 for the third quarter of 2001 and approximately $15,300,000 for the first nine months of 2001 from such service. From the date of the lease until late in the 2001 third quarter, the leased barges were employed exclusively in Dow's Union Carbide service. Late in the 2001 third quarter, the Company completed the integration of the leased tank barges into the Company's inland tank barge fleet under the terms of the long-term contract with Dow. The integration will allow the Company to achieve additional operating synergies, including backhaul opportunities and the Company's extensive distribution system.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

               The 2001 third quarter increase in revenues also reflected a strong upriver refined products market, a strong black oil market and favorable operating conditions, offset in part by a depressed chemical and petrochemical market, the result of a continued slow economy.

               The upriver refined products market was strong for the entire first nine months of 2001, accelerating in mid-August by a Chicago, Illinois area refinery fire which closed the facility for an estimated six month period. The facility closure created an anomaly in the normal distribution patterns of refined petroleum products into the U. S. Midwest.

               Black oil demand for the 2001 third quarter and first nine months was primarily driven by continued high demand for asphalt for use in the active rebuilding of the U. S. highway infrastructure. During the first half of 2001, black oil demand was also driven by high crude oil and natural gas prices, thus creating a better market for residual fuel as boiler fuel. With the decline in crude oil and natural gas prices by the end of the 2001 third quarter, the market for black oil curtailed to some degree.

               During the 2001 first quarter, and into April and May, high natural gas prices caused the U.S. manufacturers of nitrogen based fertilizer to significantly decrease production, therefore, the strong U. S. demand for liquid fertilizer, the result of low Midwest inventory levels, was met by foreign manufacturers. The significant importing of fertilizer resulted in a disruption in the traditional U. S. rail and inland tank barge distribution patterns and created additional barging opportunities for the marine transportation segment. Movements of liquid fertilizer in the 2001 third quarter were at expected levels, with the peak seasons being early spring and late fall.

               Contract renewals during the 2001 third quarter were generally at modestly higher prices. Spot market rates, after the mid-August refinery fire, were generally higher than the 2001 second quarter, the result of increased utilization to meet the demand for refined product movements into the U. S. Midwest. During the 2001 first nine months and third quarter, approximately 70% of movements were under term contracts and approximately 30% were spot market transactions.

               Chemical and petrochemical movements for the 2000 first half were strong. During the 2000 third quarter, the chemical and petrochemical industry experienced some decrease in demand in their markets caused by a slower economy and inventory adjustments, which resulted in some softness in movements of such products. Refined product movements to the Midwest were strong in the 2000 first quarter, seasonably steady in the second quarter and unseasonably soft in the third quarter. During the 2000 third quarter, refined product movements declined earlier than the typical slowdown after the Labor Day holiday. Fertilizer movements were unseasonably strong in the 2000 first quarter, the result of low inventory levels in Midwest terminals, and at expected levels for the 2000 second and third quarters. Black oil movements were at expected levels for the 2000 first nine months. Navigational delays during the 2000 first and third quarters due to low water conditions on the Mississippi River lowered the quarters' revenues due to increased transit times and restricted drafts for upriver movements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS - (CONTINUED)

               Revenues for the diesel engine services segment for the 2001 third quarter and first nine months increased 25% and 20%, respectively, compared with the corresponding periods. The increases primarily reflected the two service company acquisitions, one acquired in October 2000 and one in November 2000. The increases also reflect the July 2001 agreement signed with the Electro-Motive Division of General Motors to sell replacement parts for locomotive engines to U. S. passenger and Class II railroads. Diesel engine services revenue for both 2001 periods also benefited from service work and parts sales to a stronger Gulf Coast drilling and offshore supply vessel market, as well as other marine markets. The shortline and industrial railroad market continued to experience weakness.

               During the 2000 third quarter and first nine months, the diesel engine service segment experienced softness in its East Coast engine rebuild market, as well as its Midwest marine and rail markets. The segment did benefit during 2000 from the market improvement to the Gulf Coast drilling and offshore well service sector.

               The following tables set forth the costs and expenses and percentage of each for the three months and nine months ended September 30, 2001 compared with the three months and nine months ended September 30, 2000 (dollars in thousands):

                                                          Three months ended September 30,
                                                   ------------------------------------------------
                                                             2001                       2000           Increase (decrease)
                                                   ------------------------    --------------------    --------------------
                                                    Amounts           %         Amounts       %         Amounts       %
                                                   ---------      ---------    ---------  ---------    ---------  ---------
Costs and expenses:
   Costs of sales and operating expenses           $  86,563             73%   $  78,426         73%   $   8,137         10%
   Selling, general and administrative                16,607             14       15,223         14        1,384          9
   Taxes, other than on income                         2,789              3        2,500          2          289         12
   Depreciation and other amortization                10,900              9       10,656         10          244          2
   Amortization of goodwill                            1,521              1        1,538          1          (17)        (1)
   Gain on disposition of assets                        (153)            --          (96)        --          (57)       (59)
                                                   ---------      ---------    ---------  ---------    ---------  ---------
                                                   $ 118,227            100%   $ 108,247        100%   $   9,980          9%
                                                   =========      =========    =========  =========    =========  =========


                                                            Nine months ended September 30,
                                                   ------------------------------------------------
                                                             2001                      2000             Increase (decrease)
                                                   ------------------------    --------------------    --------------------
                                                    Amounts          %         Amounts       %         Amounts       %
                                                   ---------      ---------    ---------  ---------    ---------  ---------
Costs and expenses:
   Costs of sales and operating expenses           $ 264,379             73%   $ 239,792         73%   $  24,587         10%
   Selling, general and administrative                51,324             14       45,120         14        6,204         14
   Taxes, other than on income                         8,538              3        7,512          2        1,026         14
   Depreciation and other amortization                32,235              9       31,387         10          848          3
   Amortization of goodwill                            4,571              1        4,322          1          249          6
   Merger related charge                                  --             --          482         --         (482)        --
   Gain on disposition of assets                        (268)            --       (1,164)        --          896         77
                                                   ---------      ---------    ---------  ---------    ---------  ---------
                                                   $ 360,779            100%   $ 327,451        100%   $  33,328         10%
                                                   =========      =========    =========  =========    =========  =========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS - (CONTINUED)

               Total costs and expenses for the 2001 third quarter and first nine months increased 9% and 10%, respectively, compared with the 2000 third quarter and 2000 first nine months. The 2001 periods included the lease and operating expenses of the 94 Dow inland tank barges leased in February 2001, as well as the full impact of the costs and expenses of the two diesel engine service companies acquired in the 2000 fourth quarter.

               The 2000 first nine months included a second quarter $482,000 pre-tax merger related charge associated with the acquisition of Hollywood Marine, Inc. ("Hollywood Marine"). In 1999, the Company's results included $4,502,000 of pre-tax merger related charges, consisting of severance and related pay for Company employees whose positions were eliminated, an abandonment charge for the Company's leased corporate headquarters' facility and a charge to exit an insurance mutual. The 2000 second quarter charge resulted from the early termination of the lease of the Company's former corporate headquarters.

               The significant gain on disposition of assets for the 2000 first nine months included a gain on the sale of an inland towboat and a single hull inland tank barge in the 2000 third quarter, a gain on the sale of an inland towboat in the 2000 second quarter, and a net gain from the sale during the 2000 first quarter of three inland towboats and six single hull inland tank barges. The sale of the towboats was part of the Company's efforts to optimize horsepower requirements. The six single hull inland tank barges were scrapped.

               The following tables set forth the operating income, excluding the gain on disposition of assets, and operating margin by segment for the three months and nine months ended September 30, 2001 compared with the three months and nine months ended September 30, 2000 (dollars in thousands):

                                             Three months ended September 30,
                            --------------------------------------------------------------
                                         2001                             2000
                            -----------------------------     ----------------------------
                            Operating                         Operating                                   Increase
                              income            Operating       income           Operating      ---------------------------
                              (loss)              margin        (loss)             margin         Amounts            %
                            ----------          ---------     ----------         ---------      ----------       ----------
Marine transportation       $   23,265             19.0%      $   21,038             18.6%      $    2,227               11%
Diesel engine services           1,759              9.0%           1,517              9.6%             242               16%
Corporate                       (1,607)                           (1,790)                              183               10%
                            ----------                        ----------                        ----------       ----------
                            $   23,417                        $   20,765                        $    2,652               13%
                            ==========                        ==========                        ==========       ==========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS - (CONTINUED)

                                            Nine months ended September 30,
                            ------------------------------------------------------------
                                         2001                            2000
                            ---------------------------      ---------------------------
                             Operating                        Operating                            Increase (decrease)
                              income          Operating         income         Operating      ----------------------------
                              (loss)            margin          (loss)           margin         Amounts             %
                            ----------       ----------      ----------       ----------      ----------        ----------
Marine transportation       $   60,657             16.9%     $   57,418             17.3%     $    3,239                 6%
Diesel engine services           6,164              9.7%          5,499             10.4%            665                12%
Corporate                       (5,321)                          (5,278)                             (43)               (1)%
Merger related charge               --                             (482)                             482               --%
                            ----------                       ----------                       ----------        ----------
                            $   61,500                       $   57,157                       $    4,343                 8%
                            ==========                       ==========                       ==========        ==========

               The marine transportation segment earned a 19.0% operating margin for the 2001 third quarter compared with 18.6% for the 2000 third quarter. For the 2001 first nine months, the operating margin was 16.9% compared with 17.3% for the 2000 first nine months. The improved margin for the 2001 third quarter reflected a strong river refined products market and resulting higher spot market rates, and the completion of the integration during the 2001 third quarter of the leased tank barges from Dow into the Company's inland tank barge fleet under the terms of the long-term contract with Dow. The decline in the segment's operating margin for the 2001 first nine months compared with the 2000 corresponding period reflected reduced chemical and petrochemical volumes during the 2001 period, as chemical and petrochemical volumes typically earn a higher margin than refined products and liquid fertilizer volumes. The Company generally manages the larger chemical and petrochemical fleet of assets more efficiently through better positioning and compatible cargo opportunities.

               The diesel engine services segment earned a 9.0% operating margin for the 2001 third quarter compared with 9.6% earned in the 2000 third quarter. For the first nine months of 2001, the operating margin was 9.7% compared with 10.4% for the 2000 first nine months. The decline for both comparable periods was primarily attributable to increased replacement parts sales to the passenger and Class II railroads, as such parts sales typically carry a lower margin than service revenues.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

               The following tables set forth the equity in earnings of marine affiliates, other expense and interest expense for the three months and nine months ended September 30, 2001 compared with the three months and nine months ended September 30, 2000 (dollars in thousands):

                                          Three months ended September 30,           Increase (decrease)
                                         ---------------------------------       ---------------------------
                                            2001                    2000            Amount             %
                                         ----------             ----------       ----------       ----------
Equity in earnings of marine affiliates  $      487             $      821       $     (334)             (41)%
Other expense                            $     (387)            $     (206)      $      181               88%
Interest expense                         $   (4,365)            $   (6,089)      $   (1,724)             (28)%



                                          Nine months ended September 30,           Increase (decrease)
                                         ---------------------------------       ---------------------------
                                            2001                    2000            Amount             %
                                         ----------             ----------       ----------       ----------
Equity in earnings of marine affiliates  $    2,302             $    2,462       $     (160)              (6)%
Other expense                            $   (1,052)            $     (457)      $      595              130%
Interest expense                         $  (14,019)            $  (17,916)      $   (3,897)             (22)%

               Equity in earnings of marine affiliates consist primarily of four offshore dry-cargo barge and tug units owned through a partnership with a public utility, of which the Company has a 35% interest. The offshore units operating under the partnership primarily transport coal across the Gulf of Mexico with a backhaul of limestone rock. For the 2001 third quarter, equity in earnings of marine affiliates reflected a 41% decrease compared with the 2000 third quarter, and a 6% decrease for the 2001 first nine months compared with the first nine months of 2000. The decrease for both comparable 2001 periods was attributable to major maintenance at the public utility's docking facility, closing the facility for a portion of the 2001 third quarter, and the Company's decision to conduct early vessel maintenance on two of the offshore barge and tug units while the facility was closed.

               The 28% decrease in interest expense for the 2001 third quarter over the 2000 third quarter, and 22% decrease for the 2001 first nine months over the 2000 first nine months, primarily reflected lower interest rates and lower debt levels. The average debt and average interest rate for the 2001 third quarter were $256,065,000 and 6.8%, compared with $306,199,000 and 7.8% for the third quarter of 2000, respectively. For the 2001 first nine months, the average debt was $270,130,000 and average interest rate was 6.9%, compared with average debt of $312,210,000 and average interest rate of 7.5% for the 2000 first nine months.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet

            Total assets as of September 30, 2001 were $742,549,000 compared with $749,268,000 as of December 31, 2000. The following table sets forth the significant components of the balance sheet as of September 30, 2001 compared with December 31, 2000 (dollars in thousands):

                                                                                                Increase (decrease)
                                                   September 30,     December 31,       --------------------------------
                                                        2001              2000             Amount                 %
                                                   ------------      ------------       ------------        ------------
Assets:
   Current assets                                  $    105,789      $    118,466       $    (12,677)                (11)%
   Property and equipment, net                          464,213           453,807             10,406                   2
   Investments in marine affiliates                      12,562            12,784               (222)                 (2)
   Goodwill, net                                        158,071           162,604             (4,533)                 (3)
   Other assets                                           1,914             1,607                307                  19
                                                   ------------      ------------       ------------        ------------
                                                   $    742,549      $    749,268       $     (6,719)                 (1)%
                                                   ============      ============       ============        ============

Liabilities and stockholders' equity:
   Current liabilities                             $    100,383      $     97,037       $      3,346                  3%
   Long-term debt                                       246,986           288,037            (41,051)                (14)
   Deferred taxes                                        87,018            89,138             (2,120)                 (2)
   Other long-term liabilities                           20,381            12,407              7,974                  64
   Stockholders' equity                                 287,781           262,649             25,132                  10
                                                   ------------      ------------       ------------        ------------
                                                   $    742,549      $    749,268       $     (6,719)                 (1)%
                                                   ============      ============       ============        ============

            As of September 30, 2001, working capital totaled $5,406,000, down significantly from the $21,429,000 as of December 31, 2000. The decrease was primarily attributable to a $4,606,000 reduction in cash and cash equivalents, a $6,195,000, or 8% decrease in trade accounts receivable, and a $2,890,000, or 6% increase in accrued liabilities. The Company placed significant emphasis in the collection of accounts receivable during 2001, and that emphasis is reflected in the 8% decrease.

            Long-term debt, less current portion, decreased 14% during the 2001 first nine months, reflecting the net payments of $41,051,000, the result of favorable cash flows provided by operating activities during the 2001 first nine months.

            Stockholders' equity as of September 30, 2001 increased $25,132,000, or 10% during the 2001 first nine months, reflecting the Company's net earnings for the 2001 first nine months of $28,908,000, a net reduction in treasury stock of $1,050,000 and a $4,772,000 decrease in accumulated other comprehensive income. The reduction in treasury stock reflected $3,509,000 associated with the exercise of employee stock options, less $2,459,000 of treasury stock purchases. The decrease in accumulated other comprehensive income reflected the net change in the fair value of the interest rate swaps, net of taxes.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Long-Term Financing

            The Company has a Revolving Credit Facility with Chase as agent bank. On November 5, 2001, the Company amended the Revolving Credit Facility to increase the revolving credit amount from $100,000,000 to $150,000,000 and to extend the maturity date to October 9, 2004. The amended Revolving Credit Facility also included modifications to certain financial covenants, including a minimum net worth requirement, as defined, of at least $225,000,000. Proceeds under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company's common stock, or for possible business acquisitions. The Company was in compliance with all Revolving Credit Facility covenants as of September 30, 2001. As of September 30, 2001, $9,500,000 was outstanding under the Revolving Credit Facility and the average interest rate was 5.4%. The average borrowing under the Revolving Credit Facility during the first nine months of 2001 was $11,978,000, computed by using the daily balance, and the weighted average interest rate was 6.3%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing.

            The Company has a Term Loan, dated October 12, 1999, with Bank of America as syndication agent bank. On November 5, 2001, the Term Loan was amended to conform existing financial covenants to the amended Revolving Credit Facility. The Company was in compliance with all Term Loan financial covenants as of September 30, 2001. At September 30, 2001, the amount borrowed under the Term Loan totaled $184,000,000 and the average interest rate was 3.7%. The average borrowing under the Term Loan during the first nine months of 2001 was $198,380,000, computed by using the daily balance, and the weighted average interest rate was 5.8%, computed by dividing the interest expense under the Term Loan by the average Term Loan borrowing.

            In November 2000, the Company entered into a $10,000,000 Credit Line with Bank of America whereby the Company may request, and Bank of America will consider, short-term advances and the issuance of letters of credit. On November 6, 2001, the Credit Line was amended to extend the maturity date to November 5, 2002. As of September 30, 2001, the amount borrowed under the Credit Line was $2,800,000.

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

Long-Term  Financing - (Continued)

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

Merger Related Charge

            In connection with the acquisition of Hollywood Marine in October 1999, the Company recorded $4,502,000 of pre-tax merger related charges in the fourth quarter of 1999 to combine the acquired operations with those of the Company. Such charges were as follows (in thousands):

            Severance for Company employees                         $   2,061
            Exit of insurance mutual                                      870
            Corporate headquarters lease abandonment                    1,571
                                                                    ---------
                                                                    $   4,502
                                                                    =========

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

            The components of the cash charge incurred, the actual cash payments made and the accrued balances as of September 30, 2001 were as follows (in thousands):

                                          1999                           2000                                       ACCRUED AT
                                       TOTAL CASH       PAID IN       TOTAL CASH       PAID IN         PAID IN     SEPTEMBER 30,
                                         PORTION         1999           PORTION          2000            2001           2001
                                       ----------     ----------      ----------      ----------      ----------   -------------
Severance for Company employees...     $    1,555     $       13      $     (268)     $      659      $      615             $--
Exit of insurance mutual .........            870             --              --             870              --              --
Corporate headquarters lease
      abandonment ................            823            106             366             707             376              --
                                       ----------     ----------      ----------      ----------      ----------   -------------
                                       $    3,248     $      119      $       98      $    2,236      $      991             $--
                                       ==========     ==========      ==========      ==========      ==========   =============

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Capital Expenditures

            In September 2000, the marine transportation segment entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of chemicals, petrochemicals and refined petroleum products. Two of the barges were placed into service during the 2001 second quarter and three during the third quarter. The final barge is scheduled to be placed into service in November. The total purchase price of the six barges is approximately $8,500,000. Financing of the construction of the six barges is through operating cash flows and available credit under the Company's Revolving Credit Facility.

            In January 2001, the marine transportation segment entered into a contract for the construction of five double hull, 30,000 barrel capacity inland tank barges for use in the asphalt trade. During the 2001 third quarter, two of the asphalt barges were placed into service and the remaining three barges are scheduled to be placed into service in the fourth quarter. The total purchase price of the five barges is approximately $9,000,000. Financing of the construction of the five barges is through operating cash flows and available credit under the Company's Revolving Credit Facility.

            In June 2001, the marine transportation segment entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of chemicals, petrochemicals and refined petroleum products. Delivery of the six barges is expected one every six weeks starting in February 2002. The total purchase price of the six barges is approximately $8,500,000. Financing of the construction of the six barges will be through operating cash flows and available credit under the Company's Revolving Credit Facility.

            Capital expenditures in the 2001 first nine months were $43,558,000, of which $10,901,000 were for fleet and project construction and $32,657,000 were primarily for upgrading of the existing marine transportation fleet. Capital expenditures in the 2000 first nine months totaled $37,732,000, primarily for upgrading of the Company's existing marine transportation fleet.

Treasury Stock

            During the 2001 third quarter, the Company purchased in the open market 115,000 shares of common stock at a total purchase price of $2,459,000, for an average price of $21.36 per share. As of November 9, 2001, the Company had 1,385,000 shares available under its common stock repurchase authorization. Historically, treasury stock purchases have been financed by borrowings under the Company's Revolving Credit Facility and through its operating cash flows. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other appropriate corporate purposes.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Liquidity

            The Company generated net cash provided by operating activities of $78,775,000 and $59,163,000 for the nine months ended September 30, 2001 and 2000, respectively. The 2001 first nine months was positively influenced by a $10,898,000 decrease in working capital. For the 2000 first nine months, cash provided by operating activities was negatively influenced by a $4,883,000 increase in working capital. The Company placed continued emphasis on the collection of trade accounts receivable starting in the second half of 2000 and that continued emphasis is reflected in the results for the 2001 first nine months.

            The Company accounts for its ownership in its 35% owned marine transportation partnership and other partnerships under the equity method of accounting, recognizing cash flow upon the receipt or distribution of cash from the partnerships. For the 2001 and 2000 first nine months, the Company received $2,524,000 and $5,110,000, respectively, of cash from the marine partnerships.

            Funds generated are available for acquisitions, capital construction projects, treasury stock repurchases, repayment of borrowings associated with each of the above and for other operating requirements. In addition to the net cash provided by operating activities, the Company also had available as of November 9, 2001, $142,500,000 under its Revolving Credit Facility, $121,000,000 under its medium term note program and $10,000,000 under its Credit Line. The Company's scheduled principal payments during the next 12 months are $55,335,000. On January 29, 2002, $50,000,000 of the Company's medium term notes mature. These notes were classified as long-term at September 30, 2001, as the Company has the ability and intent to refinance the notes on a long-term basis through available bank credit facilities.

            During the last nine months, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel, can be passed through to its customers; however, there is typically a 30 to 90 day delay before contracts are adjusted for fuel prices. The repair portion of the diesel engine services segment is based on prevailing current market rates.

Accounting Standards

            SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued in July 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company adopted SFAS No. 141 immediately and will adopt SFAS No. 142 on January 1, 2002.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Accounting Standards - (Continued)

         Amortization expense related to goodwill was $5,702,000 and $4,571,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Amortization expense related to equity-method goodwill was $142,000 and $107,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of the adoption on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

         Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued in October 2001. SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale, as well as resolve implementation issues related to SFAS No. 121, while retaining many of its fundamental provisions. The Company will adopt SFAS No. 144 on January 1, 2002 and does not expect it to have a material effect on the Company's financial position or results of operations.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

           Quantitative and Qualitative Disclosures about Market Risk

            The Company is exposed to market risk from changes in interest rates on certain of its outstanding debt and changes in fuel prices. The outstanding loan balance under the Company's bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. Notes issued under the Company's medium term note program may bear fixed or variable interest rates, although the notes issued to date have all been fixed rate notes. A 10% change in variable interest rates would impact the 2001 interest expense by approximately $1,764,000, based on balances outstanding at December 31, 2000, and change the fair value of the Company's debt by less than 1%. The potential impact on the Company of fuel price increases is limited because most of its term contracts contain escalation clauses under which increases in fuel costs, among others, can be passed on to the customers, while its spot contract rates are set based on prevailing fuel prices. The Company does not presently use commodity derivative instruments to manage its fuel costs. The Company has no foreign exchange risk.

            From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate swaps and are entered into with major financial institutions. Derivative financial instruments related to the Company's interest rate risks are intended to reduce the Company's exposure to increases in the benchmark interest rates underlying the Company's variable rate bank credit facilities. The Company does not enter into derivative financial instrument transactions for speculative purposes.

            In February 2001, the Company executed two five-year interest rate swap agreements to hedge its exposure to increases in the benchmark interest rate underlying the variable rate bank credit facilities. The swap agreements each have a notional amount of $50 million. Under the swap agreements, the Company pays an average fixed rate of interest of 5.64% and receives a floating rate based on a one month LIBOR rate. In April 2001, the Company executed two three-year interest rate swap agreements to hedge its exposure to increases in the benchmark interest rate underlying the variable rate bank credit facilities. The swap agreements each have a notional amount of $25 million. Under the swap agreements, the Company pays a fixed rate of interest of 4.96% and receives a floating rate based on a one month LIBOR rate. The interest rate swaps are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swaps are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. No gain or loss on ineffectiveness was required to be recognized. The fair value of the interest rate swap agreements was a liability of $7,341,000 at September 30, 2001. The Company has recorded, in interest expense, losses related to the interest rate swaps of $669,000 and $1,022,000 for the three months and nine months ended September 30, 2001, respectively. Amounts were determined as of September 30, 2001 based on quoted market values, the Company's portfolio of derivative instruments, and the Company's measurement of hedge effectiveness.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

            As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, in January 2001, the EPA, in conjunction with other federal and state law enforcement agencies, initiated an investigation into possible violations of the Clean Water Act at a dry cargo barge cleaning facility in Houston operated by Western, a subsidiary of the Company. The Company has cooperated fully with the authorities in the investigation. The U.
S. Attorney for the Southern District of Texas has extended an offer to settle the matter under a plea agreement in which Western would plead to one violation of the Clean Water Act for discharging washwater from the facility in violation of the facility's permit. The maximum fine for such a violation is $500,000. The Company is discussing terms of such a plea agreement with the U. S. Attorney and has made an accrual for this matter which management believes is appropriate under present circumstances.

            As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, in August 2000, the Company and four subsidiaries were among a group of approximately 50 companies that received a request for information from the EPA concerning a potential Superfund site, the Palmer Barge Line Site, located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. In October 2000, the Company submitted its response to the EPA. In late September 2001, the EPA notified the Company and the majority of the others which received the initial request for information that they may be Potentially Responsible Parties under Comprehensive Environmental Response, Compensation and Liability Act with respect to the site. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1 Third Amendment to Credit Agreement, dated November 5, 2001, among Kirby Corporation, the Banks named herein, and The Chase Manhattan Bank as Agent and Funds Administrator.

10.2 First Amendment to Credit Agreement, dated November 5, 2001, among Kirby Corporation, the Banks named therein, The Chase Manhattan Bank as Administrative Agent, Bank of America, N.A. as Syndication Agent, and Bank One, Texas, N.A. as Documentation Agent.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K - (Continued)

(b) Reports on Form 8-K:

         There were no reports on Form 8-K filed for the three months ended September 30, 2001.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  KIRBY CORPORATION
                                  (Registrant)

                                  By:  /s/  G. STEPHEN HOLCOMB
                                       ------------------------------------
                                       G. Stephen Holcomb
                                       Vice President and Controller

Dated:  November 13, 2001

                               INDEX TO EXHIBITS





EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10.1           Third Amendment to Credit Agreement, dated November 5, 2001, among Kirby Corporation, the Banks named herein, and The Chase
               Manhattan Bank as Agent and Funds Administrator.

10.2 First Amendment to Credit Agreement, dated November 5, 2001, among Kirby Corporation, the Banks named therein, The Chase
               Manhattan Bank as Administrative Agent, Bank of America, N.A. as
               Syndication Agent, and Bank One, Texas, N.A. as Documentation
               Agent.