Form 10-K405
period 2001-12-31
KIRBY CORP
filed 2002-03-06
CIK 56047

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



                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 435-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
    Common Stock -- $.10 Par Value Per Share                 New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 6, 2002, 24,119,005 shares of common stock were outstanding. The aggregate market value of common stock held by nonaffiliates of the registrant, based on the closing sales price of such stock on the New York Stock Exchange on March 5, 2002 was $598,334,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement in connection with the Annual Meeting of the Stockholders to be held April 16, 2002, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

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

     The Company's marine transportation segment is engaged in the inland transportation of petrochemicals and chemicals, refined petroleum products, black oil products and agricultural chemicals by tank barges, and, to a lesser extent, the offshore transportation of dry-bulk cargoes by barge. The segment is strictly a provider of transportation services for its customers and does not assume ownership of any of the products that it transports. All of the segment's vessels operate under the United States flag and are qualified for domestic trade under the Jones Act.

     The Company's diesel engine services segment is engaged in the overhaul and repair of diesel engines and related parts sales in three distinct markets: the marine market, providing aftermarket service for vessels powered by large medium-speed diesel engines utilized in the various inland and offshore marine industries; the railroad market, providing aftermarket service and parts for shortline, industrial, and certain transit and Class II railroads; and the power generation and industrial markets, providing aftermarket service for diesel engines that provide standby, peak and base load power generation, users of industrial reduction gears and stand-by generation components of the nuclear industry.

     The Company and its marine transportation and diesel engine services segments have approximately 2,200 employees, all of whom are in the United States.

     The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the principal activities of the Company for the years indicated (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Revenues from unaffiliated customers:
  Marine transportation..............................  $481,283   $443,203   $290,956
  Diesel engine services.............................    85,601     69,441     74,648
                                                       --------   --------   --------
     Consolidated revenues...........................  $566,884   $512,644   $365,604
                                                       ========   ========   ========
Operating profits:
  Marine transportation..............................  $ 83,074   $ 78,100   $ 47,525
  Diesel engine services.............................     8,111      6,955      7,129
  General corporate expenses.........................    (7,088)    (7,053)    (4,814)
  Merger related charges.............................        --       (199)    (4,502)
                                                       --------   --------   --------
                                                         84,097     77,803     45,338
  Equity in earnings of marine affiliates............     2,950      3,394      2,136
  Investment income and other income (expense).......      (177)     1,498      1,029
  Minority interests.................................      (706)      (966)      (273)
  Interest expense...................................   (19,038)   (23,917)   (12,838)
                                                       --------   --------   --------
     Earnings before taxes on income.................  $ 67,126   $ 57,812   $ 35,392
                                                       ========   ========   ========
Identifiable assets:
  Marine transportation..............................  $681,976   $673,999   $673,882
  Diesel engine services.............................    48,288     45,344     32,890
                                                       --------   --------   --------
                                                        730,264    719,343    706,772
  Investment in marine affiliates....................    13,439     12,784     14,941
  General corporate assets...........................    10,768     17,141     31,684
                                                       --------   --------   --------
     Consolidated assets.............................  $754,471   $749,268   $753,397
                                                       ========   ========   ========

                             MARINE TRANSPORTATION

     The marine transportation segment is primarily a provider of transportation services by barge for the inland and offshore markets. As of March 6, 2002, the equipment owned or operated by the marine transportation segment comprised 858 inland tank barges, 214 inland towboats, four inland bowboats, five offshore dry-cargo barges, five offshore tugboats and one shifting tugboat with the following specifications and capacities:

                                                       NUMBER    AVERAGE AGE     BARREL
CLASS OF EQUIPMENT                                    IN CLASS   (IN YEARS)    CAPACITIES
------------------                                    --------   -----------   -----------
Inland tank barges:
  Regular double hull:
     20,000 barrels and under.......................    386         25.4         4,509,000
     Over 20,000 barrels............................    243         18.1         6,587,000
  Specialty double hull.............................     83         26.7         1,223,000
  Double side, single bottom........................     24         26.4           519,000
  Single hull:
     20,000 barrels and under.......................     28         33.1           501,000
     Over 20,000 barrels............................     44         29.5         1,105,000
  Inactive..........................................     50         32.6           832,000
                                                        ---         ----       -----------
          Total inland tank barges..................    858         24.4        15,276,000
                                                        ===         ====       ===========
Inland towing vessels:
  Inland towboats:
     Less than 800 horsepower.......................     10         23.7
     800 to 1300 horsepower.........................    120         24.6
     1400 to 1900 horsepower........................     58         26.0
     2000 to 2400 horsepower........................      4         30.7
     2500 to 3200 horsepower........................     10         29.3
     3300 to 4900 horsepower........................      9         26.9
     Greater than 5200 horsepower...................      3         25.8
                                                        ---         ----
          Total inland towboats.....................    214         25.4
                                                        ===         ====
Inland bowboats.....................................      4         22.9
                                                        ===         ====

                                                                                 DEADWEIGHT
                                                                                  TONNAGE
                                                                                 ----------
Offshore dry-cargo barges(*)..........................     5          24.6         88,000
                                                           ==         ====        =======
Offshore tugboats(*)..................................     6          26.2
                                                           ==         ====

---------------

(*) Includes four barges and five tugboats owned by Dixie Fuels Limited, a partnership in which the Company owns a 35% interest.

     The 214 inland towing vessels and six offshore tugboats provide the power source and the 858 inland tank barges and five offshore dry-cargo barges provide the freight capacity. The four inland bowboats are used as an aid in steering. When the power source and freight capacity are combined, the unit is called a tow. Inland tows generally consist of one towboat and from one to 25 tank barges, depending upon the horsepower of the towboat, the river or canal capacity and conditions, and customer requirements. Offshore tows consist of one tugboat and one dry-cargo barge.

     The following table sets forth the marine transportation segment's revenues and percentage of such revenues for the years indicated (dollars in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                     -------------------------------------------------
                                          2001              2000             1999
                                     ---------------   --------------   --------------
REVENUES BY PRODUCT OR OPERATION     AMOUNTS     %     AMOUNTS     %    AMOUNTS     %
--------------------------------     --------   ----   --------   ---   --------   ---
Marine transportation -- Inland:
  Liquid petroleum products........  $477,610     99%  $439,492    99%  $288,414    99%
Marine transportation -- Offshore:
  Dry-bulk.........................     3,673      1      3,711     1      2,542     1
                                     --------   ----   --------   ---   --------   ---
                                     $481,283    100%  $443,203   100%  $290,956   100%
                                     ========   ====   ========   ===   ========   ===

MARINE TRANSPORTATION INDUSTRY FUNDAMENTALS

     The United States inland waterway system, composed of a network of interconnected rivers and canals that serve the nation as water highways, is one of the world's most efficient transportation systems. The nation's waterways are vital to the United States distribution system, with over 1.1 billion short tons of cargo moved annually on United States shallow draft waterways. The inland waterway system extends approximately 26,000 miles, 12,000 miles of which are generally considered significant for domestic commerce, through 40 states, with 635 shallow draft ports. These navigable inland waterways link the United States heartland to the world.

     Based on cost and safety, inland barge transportation is often the most efficient and safest means of transporting bulk commodities compared with railroads and trucks. The cargo capacity of a 30,000 barrel inland tank barge is the equivalent of 40 rail tank cars or 150 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 225 rail tank cars or approximately 870 tractor-trailer tank trucks. The 225 rail cars would require a freight train approximately 2 3/4 miles long and the 870 tractor-trailer tank trucks would stretch approximately 35 miles, assuming a safety margin of 150 ft. between the trucks. The Company's tank barge fleet capacity of 15.3 million barrels equates to approximately 20,000 rail cars or approximately 76,000 tractor-trailer tank trucks. In addition, in studies comparing inland water transportation to railroads and trucks, shallow draft water transportation has been proven to be the most energy efficient and environmentally friendly method of moving bulk raw materials. One ton of bulk product can be carried 514 miles by inland barge on one gallon of fuel, compared with 202 miles by rail or 59 miles by truck.

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

INLAND TANK BARGE INDUSTRY

     The Company's marine transportation segment operates within the United States inland tank barge industry, a diverse and independent mixture of integrated transportation companies and small operators, as well as captive fleets owned by United States refining and petrochemical companies. The inland tank barge industry provides marine transportation of bulk liquid cargoes for customers and, in the case of captives, for their own account, along the Mississippi River and its tributaries and the Gulf Intracoastal Waterway. The most significant segments of this industry include the transportation of petrochemicals and chemicals, refined petroleum products, black oil products and agricultural chemicals. The Company operates in each of these segments. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of United States refineries and petrochemical facilities on navigable inland waterways. Texas and Louisiana currently account for approximately 80% of the United States production of petrochemicals and chemicals. Much of the United States farm belt is likewise situated with access to the inland waterway system, relying on marine transportation of farm products, including agricultural chemicals. The Company's principal distribution system encompasses the Gulf Intracoastal Waterway from Brownsville, Texas, to St. Marks, Florida, the Mississippi River System and the Houston Ship Channel. The Mississippi River System includes the Arkansas, Illinois, Missouri, Ohio, Red, Tennessee, Yazoo, Ouachita and Black Warrior rivers and the Tennessee-Tombigbee Waterway.

     The total number of tank barges that operate in the inland waters of the United States declined from approximately 4,200 in 1982 to approximately 2,900 in 1993 and has remained relatively constant at 2,900 since 1993. The Company believes this decrease primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government programs supporting small refineries which created a demand for tank barge services; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets.

     The cost of hull work for required annual Coast Guard certifications, as well as general safety and environmental concerns, forces operators to periodically reassess their ability to recover maintenance costs. Previously, tax and financing incentives to operators and investors to construct tank barges, including short-life tax depreciation, investment tax credits and government guaranteed financing, led to growth in the supply of domestic tank barges to its peak of approximately 4,200 in 1982. The tax incentives have since been eliminated; however, the government guaranteed financing programs, dormant since the mid-eighties, have been more actively used since 1993 to finance the construction of some tank barges. The supply of tank barges resulting from the earlier programs has slowly aligned with demand for tank barge services, primarily through attrition, as discussed above.

     Improved technology in steel coating and paint have added to the life expectancy of inland tank barges. The average age of the nation's tank barge fleet is over 22 years old, with 22% of the fleet built in the last 10 years. Single hull barges comprise approximately 13% of the nation's tank barge fleet, with an average age of 28 years. Single hull barges are being driven from the nation's tank barge fleet by market forces, stringent environmental regulations and rising maintenance costs associated with maintaining older single hull barges.

     During the 1970's and early 1980's, the industry overbuilt tank barge capacity. However, the Company believes that the current more consolidated industry will be less prone to overbuilding of the nation's tank barge fleet. Of the approximately 704 tank barges built since 1989, 120, or 17%, were built by the Company and by Hollywood Marine, Inc. ("Hollywood Marine") prior to its merger with the Company effective October 12, 1999. The balance was primarily replacement barges for single hull barges removed from service, special purpose barges or barges constructed for specific contracts.

     The Company's marine transportation segment is also engaged in ocean-going dry-cargo barge operations transporting dry-bulk cargoes. Such cargoes are transported primarily between domestic ports along the Gulf of Mexico and the Atlantic Seaboard, with occasional trips to Caribbean and South American ports.

COMPETITION IN THE INLAND TANK BARGE INDUSTRY

     The Company's marine transportation segment is in the inland tank barge business conducted on the Mississippi River System, the Gulf Intracoastal Waterway and the Houston Ship Channel. The industry has become increasingly more concentrated in recent years as many companies have gone out of business or have been acquired. Since 1986, the Company has acquired the inland transportation fleets of 19 inland tank barge or towboat companies and in February 2001 leased the inland tank barges of a chemical company. The Company's inland tank barge fleet has grown from 71 barges in 1988 to 858 today. Competition in this business has historically been based primarily on price; however, the industry's customers, through an increased emphasis on safety, the environment, quality and a greater reliance on a "single source" supply of services, are more frequently requiring that their supplier of inland tank barge services have the capability to handle a variety of tank barge requirements, offer distribution capability throughout the inland waterway system, and offer flexibility, safety, environmental responsibility, financial responsibility, adequate insurance and quality of service consistent with the customer's own operations.

     The direct competitors are primarily noncaptive inland tank barge operators. "Captive" companies are those companies that are owned by major oil and/or petrochemical companies which, although occasionally competing in the inland tank barge market, primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. It currently operates approximately 30% of the total domestic inland tank barge capacity.

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

PRODUCTS TRANSPORTED

     During 2001, the Company's marine transportation segment moved over 45 million tons of liquid cargo on the United States inland waterway system. Products transported for its customers comprised the following: petrochemicals and chemicals, refined petroleum products, black oil products and agricultural chemicals.

     Petrochemicals and Chemicals. Bulk liquid petrochemicals and chemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene and caustic soda, all consumed in the production of paper, fibers and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transporting of petrochemical and chemical products represents approximately 60% of the segment's revenues. Customers shipping these products are petrochemical and chemical companies in the United States.

     Refined Petroleum Products. Refined petroleum products transported include the various blends of gasoline, jet fuel, naphtha and diesel fuel, and represent approximately 20% of the segment's revenues. Customers are oil and refining companies in the United States.

     Black Oil Products. Black oil products transported include such products as asphalt, No. 6 fuel oil, coker feed, vacuum gas oil, crude oil and ship bunkers (ship engine fuel). Such products represent approximately 10% of the segment's revenues. Black oil customers are United States refining companies, marketers and end users that require the transportation of black oil products between refineries and storage terminals. Ship bunkers customers are oil companies and oil traders in the bunkering business.

     Agricultural Chemicals. Agricultural chemicals transported represent approximately 10% of the segment's revenues. They include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of United States and foreign producers of such products.

DEMAND DRIVERS IN THE INLAND TANK BARGE INDUSTRY

     Demand for inland tank barge transportation services is driven by the production volumes of the bulk liquid commodities transported by barge. Demand for inland marine transportation of the segment's four primary commodity groups, petrochemicals and chemicals, refined petroleum products, black oil products and agricultural chemicals, is based on different circumstances. While the demand drivers of each commodity are different, the Company has the flexibility in many cases of re-allocating equipment to stronger markets as needed.

     Bulk petrochemical and chemical volumes generally track the general domestic economy and correlate to the United States Gross Domestic Product. These products are used in housing, automobiles, clothing and consumer goods. The other significant component of petrochemical production consists of gasoline additives, the demand for which closely parallels the United States gasoline consumption.

     Refined product volumes are driven by United States gasoline consumption, principally vehicle usage, air travel and weather conditions. Volumes also relate to inventory balances within the United States Midwest. Generally, gasoline, No. 2 oil and heating oil are exported from the Gulf Coast where refining capacity exceeds demand. The Midwest is a net importer of such products. Demand for tank barge transportation from the Gulf Coast to the Midwest region reflects the relative price differentials of Gulf Coast production and gasoline produced in the Midwest.

     The demand for black oil products, including ship bunkers, varies with the type of product transported. Asphalt shipments are generally seasonal, with a higher shipping season during April through November, months when weather allows for efficient road construction. Other black oil shipments are more stable and service the United States oil refineries. In January through April 2001, high natural gas prices encouraged the substitution of No. 6 fuel oil as boiler fuel instead of natural gas, thereby increasing demand for the product.

     Demand for marine transportation of agricultural fertilizer is directly related to domestic nitrogen based fertilizer consumption, driven by the production of corn, cotton and wheat. The nitrogen based liquid fertilizers carried by the Company are distributed from United States manufacturing facilities, generally located in the southern United States where natural gas feedstocks are plentiful, and from imported sources. Such products are delivered to the numerous small terminals and distributors throughout the United States farm belt. High natural gas prices from January through April 2001 caused the United States manufacturers of nitrogen based fertilizer to curtail production, and the demand was met by the importing of product from foreign manufacturers. Such importing caused a disruption in traditional distribution patterns and created additional barging opportunities.

MARINE TRANSPORTATION OPERATIONS

     The marine transportation segment operates a fleet of 858 inland tank barges, 214 inland towboats and four inland bowboats, one offshore dry-cargo barge and one offshore tugboat. Through a partnership, the segment operates four offshore dry-cargo barges, four offshore tugboats and one shifting tugboat. The Company also owns 50% interests in two bulk liquid terminals through two partnerships.

     Inland Operations. The segment's inland operations are conducted through a wholly owned subsidiary, Kirby Inland Marine, LP ("Kirby Inland Marine"), and its subsidiaries. Kirby Inland Marine's operations consist of the Canal, Linehaul and River fleets, as well as barge fleeting services performed by Western Towing Company ("Western"), a division of Kirby Inland Marine.

     The Canal fleet transports petrochemical feedstocks, processed chemicals, pressurized products, refined petroleum products and black oil products along the Gulf Intracoastal Waterway, the Mississippi River below Baton Rouge, Louisiana, and the Houston Ship Channel. Petrochemical feedstocks and certain pressurized products are transported from one refinery to another refinery for further processing. Processed chemicals and certain pressurized products are moved to waterfront terminals and chemical plants. Refined petroleum products are transported to waterfront terminals along the Gulf Intracoastal Waterway for distribution. Certain black oil products are transported to waterfront terminals and products such as No. 6 fuel oil are transported directly to the end users.

     The Linehaul fleet transports petrochemical feedstocks, processed chemicals, agricultural chemicals and lube oils along the Gulf Intracoastal Waterway, Mississippi River and the Illinois and Ohio rivers. Loaded tank barges are staged in the Baton Rouge area from Gulf Coast refineries and chemical plants, and are transported from Baton Rouge upriver to waterfront terminals and plants on the Mississippi, Illinois and Ohio rivers on regularly scheduled linehaul tows. Barges are dropped off and picked up going up and downriver.

     The River fleet transports petrochemical feedstocks, processed chemicals, refined petroleum products, agricultural chemicals and black oil products along the Mississippi River System above Baton Rouge. Petrochemical feedstocks and processed chemicals are transported to waterfront petrochemical and chemical plants, while refined petroleum products and agricultural chemicals are transported to waterfront terminals. The River fleet operates unit tows, where a towboat and generally a dedicated group of barges operate on consecutive voyages between a loading point and a discharge point.

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

     The marine transportation segment moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 858 tank barges owned or operated, 724 are clean products or chemical barges, 56 are black oil barges, 60 are pressure barges, 11 are anhydrous ammonia barges and 7 are specialty barges.

     The fleet of 214 inland towboats ranges from 600 to 6000 horsepower. Towboats in the 600 to 1900 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1400 to 6000 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3600 horsepower are typically used in the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 tons to 30,000 tons.

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

     The marine transportation segment is one of a few inland tank barge operators with the ability to offer to its customers distribution capabilities throughout the Mississippi River System and the Gulf Intracoastal Waterway. Such distribution capabilities offer economies of scale resulting from the ability to match tank barges, towboats, products and destinations more efficiently.

     Through the Company's proprietary vessel management computer system, the fleet of barges and towboats is dispatched from centralized dispatch at the corporate office. The towboats are equipped with a satellite positioning and communication system that automatically transmits the location of the towboat to the Company's traffic department located in its corporate office. Electronic orders are communicated to the vessel personnel, with reports of towing activities communicated electronically back to the traffic department. The electronic interface between the traffic department and the vessel personnel enables more effective matching of customer needs to barge capabilities, thereby maximizing utilization of the tank barge and towboat fleet. The Company's customers are able to access information concerning the movement of their cargoes, including barge locations, through the Company's website.

     Western operates the largest commercial tank barge fleeting service (temporary barge storage facilities) in the ports of Houston, Corpus Christi and Freeport, Texas, and on the Mississippi River at Baton Rouge and New Orleans, Louisiana. Western provides service for Kirby Inland Marine's barges, as well as outside customers, transferring barges within the areas noted, as well as fleeting barges.

     Kirby Terminals, Inc. ("Kirby Terminals"), a wholly owned subsidiary of the Company, manages the operations of Matagorda Terminal Ltd. and Red River Terminals, LLC, a Texas limited partnership and Louisiana limited liability company, respectively, in each of which Kirby Terminals owns a 50% interest. Both operations are bulk liquid terminals.

     Kirby Inland Marine's Logistics Management division offers barge tankerman services and related distribution services primarily to the Company and to some third parties.

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

     Dixie Bulk, as general partner, manages the operations of Dixie Fuels, which operates a fleet of four ocean-going dry-bulk barges, four ocean-going tugboats and one shifting tugboat. The remaining 65% interest in Dixie Fuels is owned by Progress Fuels Corporation ("PFC"), a wholly owned subsidiary of Progress Energy, Inc. ("Progress Energy"). Dixie Fuels operates primarily under term contracts of affreightment, including a contract that expires in the year 2002 with PFC to transport coal across the Gulf of Mexico to Progress Energy's facility at Crystal River, Florida.

     Dixie Fuels also has a long-term contract with Holcim (US) Inc. ("Holcim") to transport Holcim's limestone requirements from a facility adjacent to the Progress Energy facility at Crystal River to Holcim's plant in Theodore, Alabama. In 2000, the contract, which expires in 2002, was renewed and extended for up to 10 additional years under revised terms. The Holcim contract provides cargo for a portion of the return voyage for the vessels that carry coal to Progress Energy's Crystal River facility. Dixie Fuels is also engaged in the transportation of coal, fertilizer and other bulk cargoes on a short-term basis between domestic ports and the transportation of grain from domestic ports to ports primarily in the Caribbean Basin.

CONTRACTS AND CUSTOMERS

     The majority of the marine transportation contracts with its customers are for terms of one year. The Company also operates under longer term contracts with certain other customers. These companies have generally been customers of the Company's marine transportation segment for several years and management anticipates a continuing relationship, however, there is no assurance that any individual contract will be renewed. The Dow Chemical Company ("Dow"), with which the Company has a contract through 2006, accounted for 12% of the Company's revenues in 2001, 10% in 2000 and 12% in 1999.

EMPLOYEES

     The Company's marine transportation segment has approximately 1,850 employees, of which approximately 1,350 are vessel crew members. None of the segment's operations are subject to collective bargaining.

PROPERTIES

     The principal office of Kirby Inland Marine is located in Houston, Texas, in the Company's facilities under a lease that expires in April 2006. Kirby Inland Marine's operating locations are on the Mississippi River at Baton Rouge, Louisiana, New Orleans, Louisiana, and Greenville, Mississippi, two locations in Houston, Texas, on and near the Houston Ship Channel, and in Corpus Christi, Texas. The Baton Rouge, New Orleans and Houston facilities are owned, and the Greenville and Corpus Christi facilities are leased. The Western and Kirby Logistics Management division's principal offices are located in facilities owned by Kirby Inland Marine in Houston, Texas, near the Houston Ship Channel. The principal office of Dixie Offshore is in Belle Chasse, Louisiana, in owned facilities.

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

     The Company believes that additional safety and environmental related regulations may be imposed on the marine industry in the form of personnel licensing, navigation equipment, spill prevention and contingency planning requirements. Generally, the Company endorses the anticipated additional regulations and believes it is currently operating to standards at least the equal of such anticipated additional regulations.

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

     Clean Air Regulations. The Federal Clean Air Act of 1979 ("Clean Air Act") requires states to draft State Implementation Plans ("SIPs") designed to reduce atmospheric pollution to levels mandated by this act. Several SIPs provide for the regulation of barge loading and degassing emissions. The implementation of these regulations requires a reduction of hydrocarbon emissions released into the atmosphere during the loading of most petroleum products and the degassing and cleaning of barges for maintenance or change of cargo. These regulations require operators who operate in these states to install vapor control equipment on their barges. The Company expects that future toxic emission regulations will be developed and will apply this same technology to many chemicals that are handled by barge. Most of the Company's barges engaged in the transportation of petrochemicals, chemicals and refined products are already equipped with vapor control systems. Additionally, in Texas, a SIP calling for voluntary reductions in towboat diesel engine exhaust emissions for the Houston-Galveston area has been approved. Although a risk exists that new regulations could require significant capital expenditures by the Company and otherwise increase the Company's costs, the Company believes that, based upon the regulations that have been proposed thus far, no material capital expenditures beyond those currently contemplated by the Company and no material increase in costs are likely to be required.

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

     Environmental Protection. The Company has a number of programs that were implemented to further its commitment to environmental responsibility in its operations. In addition to internal environmental audits, one such program is environmental audits of barge cleaning vendors principally directed at management of cargo residues and barge cleaning wastes. Others are the participation by the Company in the American Waterways Operators Responsible Carrier program and the Chemical Manufacturer's Association Responsible Care program, both of which are oriented towards continuously reducing the barge industry's and chemical and petroleum industries' impact on the environment, including the distribution services area.

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

     Centralized training is provided through the training department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company's operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company's owned and operated facility includes state-of-the-art equipment and instruction aids, including a working towboat, three tank barges and a tank barge simulator for tankerman training. During 2001, approximately 2,000 certificates were issued for the completion of courses at the training facility.

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

                             DIESEL ENGINE SERVICES

     The Company is engaged in the overhaul and repair of large medium-speed diesel engines and related parts sales through Kirby Engine Systems, Inc. ("Kirby Engine Systems"), a wholly owned subsidiary of the Company, and its three wholly owned operating subsidiaries, Marine Systems, Inc. ("Marine Systems"), Engine Systems, Inc. ("Engine Systems") and Rail Systems, Inc. ("Rail Systems"). Through these three operating subsidiaries, the Company sells OEM replacement parts, provides service mechanics to overhaul and repair engines and reduction gears, and maintains facilities to rebuild component parts or entire engines and entire reduction gears. The Company serves the marine market and stand-by power generation market throughout the United States, Pacific Rim and Caribbean, the shortline, industrial, and certain transit and Class II railroad markets throughout the United States, other industrial markets such as cement, paper and mining in the Midwest and Southeast, and components of the nuclear industry worldwide. No single customer of the diesel engine services segment accounted for more than 10% of the Company's revenues in 2001, 2000, or 1999. The diesel engine services segment also provides service to the Company's marine transportation segment, which accounted for approximately 3% of the diesel engine services segment's total 2001 revenues, approximately 3% of its revenues for 2000 and 1% in 1999. Such revenues are eliminated in consolidation and not included in the table below.

     In July 2001, Rail Systems expanded its distributorship agreement with the Electro-Motive Division of General Motors ("EMD") with the addition of an agreement to distribute EMD replacement parts to certain United States transit and Class II railroads effective July 1, 2001. These new railroads segments are anticipated to purchase between $4,500,000 and $5,500,000 of EMD replacement parts annually from Rail Systems.

     In October 2000, Marine Systems completed the acquisition of the Powerway Division of Covington Detroit Diesel -- Allison, Inc. ("Powerway") for $1,428,000 in cash. In November 2000, Marine Systems completed the acquisition of West Kentucky Machine Shop, Inc. ("West Kentucky") for an aggregate consideration of $6,674,000, consisting of $6,629,000 in cash, the assumption of $20,000 of West Kentucky's existing debt and $25,000 of merger costs. The acquisitions were accounted for using the purchase method of accounting. With the acquisition of Powerway, the Company became the sole distributor of aftermarket parts and service for Alco engines throughout the United States for marine, power generation and industrial applications. With the acquisition of West Kentucky, the Company increased its distributorship capabilities to the marine industry with Falk Corporation ("Falk"), a reduction gear manufacturer, and also became a certified industrial renew center for Falk reduction gears for industrial applications in the Midwest. In October 2000, Engine Systems entered into a distributorship agreement with Cooper Energy Services, Inc. ("Cooper") to become the exclusive worldwide distributor for Enterprise and Cooper-Bessemer KSV engines to the nuclear industry.

     The following table sets forth the revenues for the diesel engine services segment for the periods indicated (dollars in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------
                                                   2001            2000             1999
                                              --------------   -------------   --------------
                                              AMOUNTS    %     AMOUNTS    %    AMOUNTS     %
                                              -------   ----   -------   ---   --------   ---
Overhaul and repairs........................  $46,363     54%  $38,228    55%  $ 40,139    54%
Direct parts sales..........................   39,238     46    31,213    45     34,509    46
                                              -------   ----   -------   ---   --------   ---
                                              $85,601    100%  $69,441   100%  $ 74,648   100%
                                              =======   ====   =======   ===   ========   ===

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

     The Company has marine operations throughout the United States providing in-house and in-field repair capabilities and related parts sales. These operations are located in Chesapeake, Virginia, Paducah, Kentucky, Houma, Louisiana, Harvey, Louisiana and Seattle, Washington. The operation based in Chesapeake, Virginia is an authorized distributor for 17 eastern states and the Caribbean for EMD. The marine operations based in Houma, Louisiana, Paducah, Kentucky and Seattle, Washington are nonexclusive authorized service centers for EMD providing service and related parts sales. All of the marine locations are authorized distributors for Falk reduction gears, and all of the marine locations except for Harvey, Louisiana, are also authorized distributors for Alco engines. The Chesapeake, Virginia operation concentrates on East Coast inland and offshore dry-bulk, tank barge and harbor docking operators, the United States Coast Guard and United States Navy. The Houma and Harvey, Louisiana operations concentrate on the inland and offshore barge and oil services industries. The Paducah, Kentucky operation concentrates on the inland river towboat and barge operators and the Great Lakes carriers. The Seattle, Washington operation primarily concentrates on the offshore commercial fishing industry, tugboat and barge industry, the United States Coast Guard and United States Navy, and other customers in Alaska, Hawaii and the Pacific Rim. The Company's emphasis is on service to its customers, and it sends its crews from any of its locations to service customers' equipment anywhere in the world.

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

     The Company has power generation and industrial operations providing in-house and in-field repair capabilities and safety-related products to the nuclear industry. These operations are located in Rocky Mount, North Carolina, Medley, Florida, Paducah, Kentucky, Harvey, Louisiana and Seattle, Washington. The operations based in Rocky Mount, North Carolina and Medley, Florida are EMD authorized distributors for 17 eastern states and the Caribbean for power generation and industrial applications, and provide in-house and in-field service. The Rocky Mount operation is also the exclusive worldwide distributor of EMD products to the nuclear industry, the exclusive United States distributor for Woodward Governor ("Woodward") products to the nuclear industry and the exclusive worldwide distributor of Cooper products to the nuclear industry. The Paducah, Kentucky operation is a certified industrial renew center for Falk, and provides in-house and in-field repair services for industrial reduction gears in the Midwest. The operation based in Harvey, Louisiana also provides in-house and in-field industrial reduction gear repair services; however, the facility is not a certified industrial renew center. The Seattle, Washington operation provides in-house and in-field repair services for Alco engines located on the West Coast and the Pacific Rim.

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

ENGINE DISTRIBUTION AGREEMENT

     Engine Systems has an agreement with Stewart & Stevenson Services, Inc., allowing Stewart & Stevenson to sell EMD engines in certain applications within Engine Systems' distributorship territory encompassing 17 eastern states and the Caribbean. Engine Systems receives an annual fee based on sales within the distributorship territory.

RAIL OPERATIONS

     The Company is engaged in the overhaul and repair of locomotive diesel engines and the sale of replacement parts for locomotives serving shortline, industrial, and certain transit and Class II railroads within the continental United States. The Company serves as an exclusive distributor for EMD providing replacement parts, service and support to these markets. EMD is the world's largest manufacturer of diesel-electric locomotives, a position it has held for over 70 years.

RAIL CUSTOMERS

     The Company's rail customers are United States shortline, industrial, transit and Class II operators. The shortline and industrial operators are located throughout the United States, and are primarily branch or spur rail lines that provide the final connection between the plants or mines and the major railroad operators. The shortline railroads are independent operators. The plants and mines own the industrial railroads. The transit railroads are primarily located in larger cities in the Northeast and West Coast of the United States. Transit railroads are operated by cities, states and Amtrak. The Class II railroads are larger regionally operated railroads.

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

EMPLOYEES

     Marine Systems, Engine Systems and Rail Systems together have approximately 250 employees.

PROPERTIES

     The principal offices of the diesel engine services segment are located in Houma, Louisiana. The Company also operates eight parts and service facilities that are located in Chesapeake, Virginia, Rocky Mount, North Carolina, Medley, Florida, Paducah, Kentucky, two facilities in Houma, Louisiana, Harvey, Louisiana and Seattle, Washington. All of these facilities are located on leased property except the Houma, Louisiana facilities that are situated on approximately seven acres of Company owned land.

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

ITEM 3.  LEGAL PROCEEDINGS

     In January 2001, the EPA, in conjunction with other federal and state law enforcement agencies, initiated an investigation into possible violations of the Clean Water Act at a dry cargo barge cleaning facility in Houston operated by Western, a division of Kirby Inland Marine. The Company has cooperated fully with the authorities in the investigation. The U.S. Attorney for the Southern District of Texas has extended an offer to settle the matter under a plea agreement in which Western would plead guilty to one violation of the Clean Water Act for discharging washwater from the facility in violation of the facility's permit. The maximum fine for such a violation is $500,000. The Company is discussing terms of such a plea agreement with the U.S. Attorney and has made an accrual for this matter which management believes is appropriate under present circumstances.

     The Company and a group of approximately 45 other companies have been notified that they are Potentially Responsible Parties under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a potential Superfund site, the Palmer Barge Line Site ("Palmer"), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 2001, no matter was submitted to a vote of security holders through solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

NAME                                    AGE           POSITIONS AND OFFICES
----                                    ---           ---------------------
C. Berdon Lawrence....................  59    Chairman of the Board of Directors
J. H. Pyne............................  54    President, Director and Chief
                                              Executive Officer
Norman W. Nolen.......................  59    Executive Vice President, Chief
                                              Financial Officer, Treasurer and
                                              Assistant Secretary
Mark R. Buese.........................  46    Senior Vice
                                              President -- Administration
Jack M. Sims..........................  59    Vice President -- Human Resources
Howard G. Runser......................  51    Vice President -- Information
                                              Technology
G. Stephen Holcomb....................  56    Vice President, Controller and
                                              Assistant Secretary
Steven P. Valerius....................  47    President -- Kirby Inland Marine
Dorman L. Strahan.....................  45    President -- Kirby Engine Systems

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

     Dorman L. Strahan attended Nicholls State University and has served the Company as President of Kirby Engine Systems since May 1999, President of Marine Systems since 1986, President of Rail Systems since 1993 and President of Engine Systems since 1996. After joining the Company in 1982 in connection with the acquisition of Marine Systems, he served as Vice President of Marine Systems until 1985.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated:

                                                                SALES PRICE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
2002
  First Quarter (through March 5, 2002).....................  $32.00   $25.65
2001
  First Quarter.............................................   22.19    18.35
  Second Quarter............................................   25.45    19.83
  Third Quarter.............................................   25.60    20.85
  Fourth Quarter............................................   29.00    22.00
2000
  First Quarter.............................................   20.50    17.63
  Second Quarter............................................   24.63    19.63
  Third Quarter.............................................   24.00    19.00
  Fourth Quarter............................................   21.00    17.25

     As of March 6, 2002, the Company had 24,119,005 outstanding shares held by approximately 1,000 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2001. The discontinued operations for the 1997 year reflect the financial results for the Company's offshore tanker and harbor service operations that were discontinued in 1997. The information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company and the Financial Statements included under Item 8 elsewhere herein (in thousands, except per share amounts):

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                             ----------------------------------------------------
                                                               2001       2000     1999(*)    1998(*)      1997
                                                             --------   --------   --------   --------   --------
Revenues:
  Marine transportation....................................  $481,283   $443,203   $290,956   $244,839   $256,108
  Diesel engine services...................................    85,601     69,441     74,648     82,241     79,136
                                                             --------   --------   --------   --------   --------
                                                             $566,884   $512,644   $365,604   $327,080   $335,244
                                                             ========   ========   ========   ========   ========
Net earnings from continuing operations....................  $ 39,603   $ 34,113   $ 21,441   $ 10,109   $ 22,705
                                                             --------   --------   --------   --------   --------
Discontinued operations:
  Earnings from discontinued operations, net of income
    taxes..................................................        --         --         --         --      2,943
  Estimated loss on sale of discontinued operations, net of
    income taxes...........................................        --         --         --         --     (3,966)
                                                             --------   --------   --------   --------   --------
                                                                   --         --         --         --     (1,023)
                                                             --------   --------   --------   --------   --------
        Net earnings.......................................  $ 39,603   $ 34,113   $ 21,441   $ 10,109   $ 21,682
                                                             ========   ========   ========   ========   ========
Earnings (loss) per share of common stock:
  Basic:
    Continuing operations..................................  $   1.65   $   1.40   $   1.01   $    .46   $    .93
    Discontinued operations................................        --         --         --         --       (.04)
                                                             --------   --------   --------   --------   --------
                                                             $   1.65   $   1.40   $   1.01   $    .46   $    .89
                                                             ========   ========   ========   ========   ========
  Diluted:
    Continuing operations..................................  $   1.63   $   1.39   $   1.01   $    .46   $    .92
    Discontinued operations................................        --         --         --         --       (.04)
                                                             --------   --------   --------   --------   --------
                                                             $   1.63   $   1.39   $   1.01   $    .46   $    .88
                                                             ========   ========   ========   ========   ========
  Weighted average shares outstanding:
    Basic..................................................    24,027     24,401     21,172     21,847     24,381
    Diluted................................................    24,270     24,566     21,293     22,113     24,594

                                                                             DECEMBER 31,
                                                         ----------------------------------------------------
                                                           2001       2000     1999(*)    1998(*)      1997
                                                         --------   --------   --------   --------   --------
Property and equipment, net............................  $466,239   $453,807   $451,851   $256,899   $272,384
Total assets...........................................  $754,471   $749,268   $753,397   $390,299   $517,959
Long-term debt.........................................  $249,737   $293,372   $321,607   $142,885   $154,818
Stockholders' equity...................................  $301,022   $262,649   $240,036   $141,040   $218,269

---------------

(*) Comparability with prior periods is affected by the following: the sale of the Company's remaining interest in Universal Insurance Company, a Puerto Rico property and casualty insurance company in the Commonwealth of Puerto Rico, effective September 30, 1998, and the purchase of the stock of Hollywood Marine effective October 12, 1999.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are believed to be reasonable under the particular circumstances. Actual results may differ from these estimates based on different assumptions or conditions. The Company believes the critical accounting policies that most impact our consolidated financial statements are described below. It is also suggested that the Company's significant accounting policies, as described in the Company's financial statements in Note 1, Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Accounts Receivable. The Company extends credit to its customers in the normal course of business. The Company regularly reviews its accounts and estimates the amount of uncollectable receivables each period and establishes an allowance for uncollectable amounts. The amount of the allowance is based on the age of unpaid amounts, information about the current financial strength of customers, and other relevant information. Estimates of uncollectable amounts are revised each period, and changes are recorded in the period they become known. Historically, credit risk with respect to these trade receivables has generally been considered minimal because of the financial strength of the Company's customers; however, a significant change in the level of uncollectable amounts could have a material effect on the Company's results of operations.

     Property, Maintenance and Repairs. Property is recorded at cost. Improvements and betterments are capitalized as incurred. Depreciation is recorded on the straight-line method over the estimated useful lives of the individual assets. When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in income. Routine maintenance and repairs are charged to operating expense as incurred on an annual basis. The Company reviews long-lived assets for impairment by vessel class whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of the assets to future net cash expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There are many assumptions and estimates underlying the determination of an impairment event or loss, if any. The assumptions and estimates include, but are not limited to, estimated fair market value of the assets and estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used, and estimated salvage values. Although the Company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

     Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase are included in goodwill. Through the end of 2001, goodwill was amortized on the straight-line method over the lesser of its expected useful life or forty years. Management monitors the recoverability of the goodwill on an ongoing basis based on projections of the undiscounted future cash flows, excluding interest expense, of acquired assets. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average weighted cost of capital. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. There are many assumptions and estimates underlying the determination of an impairment event or loss, if any. Although the Company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

     Accrued Insurance. The Company is subject to property damage and casualty risks associated with operating vessels carrying large volumes of bulk cargo in a marine environment. The Company maintains insurance coverage against these risks subject to a deductible, below which the Company is liable. In addition to expensing claims below the deductible amount as incurred, the Company also maintains a reserve for losses that may have occurred but have not been reported to the Company. The Company uses historic experience and actuarial analysis by outside consultants to estimate an appropriate level of reserves. If the actual number of claims and magnitude were substantially greater than assumed, the required level of reserves for claims incurred but not reported could be materially understated. The Company records receivables from its insurers for incurred claims above the Company's deductible. If the solvency of the insurers became impaired, there could be an adverse impact on the accrued receivables and the availability of insurance.

ACQUISITIONS AND LEASES

     On October 12, 2000, the Company's subsidiary, Marine Systems, completed the acquisition of Powerway for $1,428,000 in cash. On November 1, 2000, Marine Systems completed the acquisition of West Kentucky for an aggregate consideration of $6,674,000, consisting of $6,629,000 in cash, the assumption of $20,000 of West Kentucky's existing debt and $25,000 in merger costs.

     On October 12, 1999, the Company completed the acquisition of Hollywood Marine by means of a merger of Hollywood Marine into Kirby Inland Marine. Pursuant to the Agreement and Plan of Merger, the Company acquired Hollywood Marine for an aggregate consideration of $320,788,000, consisting of $89,586,000 in common stock (4,384,000 shares at $20.44 per share), $128,658,000 in cash, the assumption and refinancing of $99,185,000 of Hollywood Marine's existing debt and $3,359,000 of merger costs. A final post-closing working capital adjustment was completed on February 29, 2000, for an additional $1,802,000 in common stock (88,000 shares at $20.44 per share). The final total purchase consideration for Hollywood Marine was $322,590,000. C. Berdon Lawrence was the principal shareholder of Hollywood Marine. Hollywood Marine's operations were included as part of the Company's operations effective October 12, in accordance with the purchase method of accounting. Goodwill was being amortized over 30 years.

     In February 2001, the Company, through its marine transportation segment, entered into a long-term lease with a subsidiary of Dow for 94 inland tank barges. The 94 inland tank barges, all double hull, have a total capacity of 1,335,000 barrels. The inland tank barges were acquired by Dow as part of the February 5, 2001 merger between Union Carbide and Dow. The Company has a long-term contract with Dow to provide for Dow's bulk liquid inland marine transportation requirements throughout the United States inland waterway system. With the merger between Union Carbide and Dow, the Company's long-term contract with Dow was amended to provide for Union Carbide's bulk liquid inland marine transportation requirements. At the inception of the lease, the Dow Union Carbide barges were used exclusively in Dow's Union Carbide service. Partial transition of the tank barges into the Company's marine transportation fleet began in the 2001 third quarter and was completed during September 2001.

RESULTS OF OPERATIONS

     The Company reported net earnings of $39,603,000, or $1.63 per share, on revenues of $566,884,000 for 2001, compared with net earnings of $34,113,000, or $1.39 per share, on revenues of $512,644,000 for 2000 and net earnings of $21,441,000, or $1.01 per share, on revenues of $365,604,000 for 1999.

     Marine transportation revenues for 2001 totaled $481,283,000, or 85% of total revenues, compared with $443,203,000, or 86% of total revenues for 2000 and $290,956,000, or 80% of total revenues for 1999. Diesel engine services revenues for 2001 totaled $85,601,000, or 15% of total revenues, compared with $69,441,000, or 14% of total revenues for 2000 and $74,648,000, or 20% of total revenues for 1999.

     The 2000 and 1999 results included merger related charges of $199,000 and $4,502,000, or $130,000 and $2,912,000 after taxes, or $.01 and $.14 per share, respectively, associated with the acquisition of Hollywood Marine. The charges are more fully described below.

     The 1999 results also included a $1,065,000, $692,000 after taxes, or $.03 per share, charge to equity in earnings of marine affiliates related to an impairment write-down in the carrying value of an offshore dry-cargo barge in a 50% owned marine partnership. The barge was subsequently sold in 2000.

     For purposes of this Management's Discussion, all earnings per share are "Diluted earnings per share". The weighted average number of common shares applicable to diluted earnings for 2001, 2000 and 1999 were 24,270,000, 24,566,000 and 21,293,000 shares, respectively. The increase in the weighted average number of common shares for 2001 and 2000 compared with 1999 primarily reflected the issuance of common stock for the Hollywood Marine acquisition in October 1999, partially offset by open market stock repurchases during 2001 and 2000.

MARINE TRANSPORTATION

     The Company, through its marine transportation segment, is a provider of marine transportation services, operating a fleet of 858 inland tank barges and 214 inland towing vessels, transporting petrochemicals and chemicals, refined petroleum products, black oil products and agricultural chemicals along the United States inland waterways. The marine transportation segment also operates one offshore dry-bulk barge and tugboat unit. The segment serves as managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The partnership is accounted for under the equity method of accounting.

  MARINE TRANSPORTATION REVENUES

     The marine transportation segment reported 2001 revenues of $481,283,000, a 9% increase compared with $443,203,000 reported for the 2000 year and a 65% increase compared with $290,956,000 reported for the 1999 year. The 1999 year included revenues from Hollywood Marine beginning October 12, the date of acquisition. Revenues for the 1999 year on a pro forma basis combining the Company and Hollywood Marine were $422,412,000.

  2001 MARINE TRANSPORTATION REVENUES

     Revenues for the 2001 year totaled $481,283,000, or 9% over 2000 revenues. The increase included revenues generated from the leasing, in February 2001, of 94 inland tank barges from Dow. The Company generated approximately $24,000,000 of revenues during 2001 from such service. From the date of the lease until late in the 2001 third quarter, the leased barges were employed exclusively in Dow's Union Carbide service. Late in the 2001 third quarter, the Company completed the partial integration of the leased tank barges into the Company's inland tank barge fleet under the terms of the Company's long-term contract with Dow. The completed partial integration allowed the Company to achieve additional operating synergies and total use of the Company's distribution system.

     For the 2001 year, the Company benefited from strong upriver refined products movements and favorable black oil movements. The Company's liquid fertilizer movements were higher than expected for the first half of 2001. Petrochemical and chemical movements were depressed for the entire year, the result of a continued slow United States economy.

     The strong upriver refined products movements were accelerated in mid-August by a Chicago, Illinois area refinery fire, which closed the facility for an estimated six month period. The facility closure created an anomaly in the normal distribution patterns of refined petroleum products into the Midwest. Historically, upriver movements of refined products are slower after the Labor Day holiday, marking the completion of the summer driving season. In 2001, upriver refined products movements remained strong through the end of the year.

     The favorable 2001 black oil movements were primarily driven by the continued high demand for asphalt for use in the active rebuilding of the United States highway infrastructure. In addition, during the 2001 first half, black oil demand was impacted by high natural gas prices, which created additional demand for residual fuel as a natural gas substitute for boiler fuel. With the decline in natural gas prices by the end of the 2001 second quarter, the demand for black oil movements returned to normal levels.

     During the 2001 first quarter, and into April and May, high natural gas prices caused the United States manufacturers of nitrogen based fertilizer to significantly curtail production. However, the agricultural demand for nitrogen based fertilizer was strong, and foreign producers made up the shortfall of domestic production. The significant importing of liquid fertilizer disrupted the traditional rail and inland tank barge distribution patterns and created additional barge movements for the marine transportation segment. Liquid fertilizer movements in the 2001 third quarter were at expected levels, while 2001 fourth quarter movements were slow, the result of high Midwest inventories.

     Contract renewals during 2001 were generally at modestly higher prices. Spot market rates, after the mid-August 2001 refinery fire, were generally higher than the 2001 first half, the result of increased utilization to meet the demand for refined product movements into the Midwest. During the 2001 year, approximately 70% of movements were under term contract and approximately 30% were spot market movements.

     During the 2001 first half, and particularly the first quarter, the marine transportation operations were hampered by adverse weather conditions. Along the Gulf Coast, heavy fog and strong winds caused delays, thereby increasing transit times. Operations on the Illinois River ceased for the majority of January 2001 due to ice. In February, March, April and early May, high water caused navigational delays on the Mississippi River. During the second half of 2001, and particularly the third quarter, the segment benefited from favorable weather and water conditions.

  2000 MARINE TRANSPORTATION REVENUES

     Revenues for 2000 increased 52% over 1999 revenues, primarily reflecting a full year of revenues from Hollywood Marine, acquired in October 1999. During the 2000 year, approximately 70% of movements were under term contracts and 30% were spot market movements.

     During the first half of 2000, petrochemical and chemical movements were strong, reflecting the strong United States economy. During the second half of the year, and specifically the fourth quarter, demand for the movements of petrochemicals and chemicals softened, the result of a slowing economy and inventory adjustments. Refined product movements to the Midwest were strong in the 2000 first half, were unseasonably soft in the third quarter and returned to expected levels in the fourth quarter. During the 2000 third quarter, refined product movements declined earlier than the typical slowdown after the Labor Day holiday. Fertilizer movements were unseasonably strong in the 2000 first quarter, the result of low inventory levels in Midwest terminals, and at expected levels for the balance of the year. Black oil and pressure product movements were at expected levels for the 2000 year.

     During the 2000 year, contract renewals were generally at modestly higher rates. Spot market rates trended upward to record high levels during the 2000 first half, the result of strong transportation markets. In the 2000 second half, spot market rates declined approximately 10% from their record high levels due to the decline in refined product movements and the softness in petrochemical and chemical movements. At the end of 2000, spot market rates were approximately 5% higher than levels at the end of 1999.

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

     During the 1999 year, petrochemical and chemical movements remained strong. Refined product movements, more seasonal in nature, were strong during the summer months and steady during the non-summer months. Liquid fertilizer and ammonia movements fell below normal expectations during the first nine months; however, movements rebounded during the fourth quarter to more normal levels. Overproduction of nitrogen in 1998 and early 1999, coupled with a 30-year low corn price level, deterred farmers from planting corn and resulted in high inventory levels of liquid fertilizer in the Midwest. Producers curtailed production for most of 1999, resulting in decreased shipments of liquid fertilizer into the Midwest. Black oil shipments, a product line acquired with the October 1999 Hollywood Marine acquisition and more seasonal in nature, were negatively impacted by warm weather in October and November.

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

  MARINE TRANSPORTATION COSTS AND EXPENSES

     Costs and expenses, excluding interest expense, for the segment for the 2001 year totaled $398,209,000, up 9% compared with 2000 year costs and expenses, excluding interest expense and merger related charges, of $365,103,000. The 2001 costs and expenses were up 64% compared with the 1999 costs and expenses of $243,431,000, excluding interest expense and merger related charges. The 1999 year included the costs and expenses of Hollywood Marine since the date of acquisition. Each year reflected higher equipment costs, health and welfare costs, and inflationary increases in costs and expenses.

  2001 MARINE TRANSPORTATION COSTS AND EXPENSES

     Costs of sales and operating expenses totaled $286,641,000 for 2001, an increase of 9% compared with $262,725,000 for the 2000 year. The increase is in proportion to the higher revenues recorded in 2001. The 2001 year included lease costs, as well as operating expenses, associated with the February 2001 leasing of 94 inland tank barges from Dow.

     Selling, general and administrative expenses for 2001 were $54,070,000, or 15% higher than 2000 expenses of $47,149,000. The increase primarily reflected higher salaries, higher bonus and profit-sharing accruals, and the hiring of additional personnel as a result of the leasing of the inland tank barges from Dow.

     Taxes, other than on income totaled $11,211,000 for 2001 compared with $9,908,000 for 2000. The 13% increase was primarily due to increased waterway use taxes associated with higher business activity levels, including the additional Dow business.

     Depreciation and amortization, including amortization of goodwill, totaled $46,287,000 for 2001, an increase of 2% over $45,321,000 for 2000. The increase included the addition of eleven new barges placed in service during 2000 and 2001.

  2000 MARINE TRANSPORTATION COSTS AND EXPENSES

     Costs of sales and operating expenses for 2000 totaled $262,725,000 compared with $175,118,000 in 1999, an increase of 50%, primarily reflecting the full year of expenses associated with the Hollywood Marine acquisition. The increase also included significantly higher fuel cost, as the average cost of fuel per gallon consumed during 2000 was 87 cents compared with an average price per gallon consumed during 1999 of 48 cents per gallon. The segment's term contracts contain fuel escalation clauses; however, there is generally a 30 to 90 day delay before contracts are adjusted. The segment also incurred additional training expenses during 2000 associated with the hiring and training of entry level personnel in order to maintain adequate crewing for the vessels in a very tight afloat labor market.

     Selling, general and administrative expenses totaled $47,149,000 for 2000 compared with $32,207,000 for 1999. The 46% increase was primarily due to the Hollywood Marine acquisition, including additional administrative expenses associated with the integration of the Company's and Hollywood Marine's accounting, information and dispatching systems.

     Taxes, other than on income was $9,908,000 for 2000, an increase of 20% compared with $8,228,000 for the 1999 year. The 20% increase was primarily due to higher property and waterway use taxes as a result of the Hollywood Marine acquisition.

     Depreciation and amortization, including amortization of goodwill, for 2000 increased to $45,321,000 from $27,878,000 for the 1999 year, an increase of 63%. The increase was attributable almost entirely to the Hollywood Marine acquisition.

  1999 MARINE TRANSPORTATION COSTS AND EXPENSES

     Costs of sales and operating expenses for the 1999 year totaled $175,118,000, an increase of 17% over 1998 expenses of $150,027,000. The 1999 costs and expenses included the expenses of Hollywood Marine since October 12, the date of acquisition. The 1999 year also included the full year's impact of an overall 20% afloat wage increase implemented during 1998, the result of a tight afloat labor market. The increase was necessary not only to retain current employees, but also to increase compensation to levels that would be competitive with other industries so as to attract new afloat personnel. Afloat wages for the 1999 year increased approximately $6,900,000 compared with 1998 as a result of the overall 20% wage increase and the Hollywood Marine acquisition.

     During 1999, selling, general and administrative expenses, taxes, other than on income, and depreciation and amortization increased 25%, 12% and 16%, respectively, compared with the 1998 year. Each increase was primarily attributable to the Hollywood acquisition and inflationary increases in costs and expenses.

  MARINE TRANSPORTATION OPERATING INCOME

     Operating income for the marine transportation segment for the 2001 year totaled $83,074,000, a 6% increase compared with $78,100,000 of operating income for 2000, and 75% higher than the 1999 operating income of $47,525,000.

     The operating margin for the marine transportation segment was 17.3% for 2001, compared with 17.6% for 2000 and 16.3% for 1999. The slight decline in the 2001 operating margin compared with the 2000 year reflected reduced petrochemical and chemical movements during 2001, as petrochemical and chemical movements typically earn a higher operating margin than refined products and liquid fertilizer movements. The Company generally manages the larger petrochemical and chemical fleet of assets more efficiently through positioning and compatible cargo opportunities.

  MARINE TRANSPORTATION EQUITY IN EARNINGS OF MARINE AFFILIATES

     Equity in earnings of marine affiliates consisted primarily of a 35% owned offshore marine partnership in 2001 and 2000, and the 35% owned and a 50% owned offshore marine partnership for 1999. Equity in earnings totaled $2,950,000 for the 2001 year, down 13% from equity in earnings of $3,394,000 for 2000 and up 38% from equity in earnings of $2,136,000 for 1999.

     During 2001, 2000 and 1999, the four offshore dry-cargo barge and tugboat units owned through the 35% owned partnerships with a public utility were generally employed under the partnership's contract to transport coal across the Gulf of Mexico, with a separate contract for the backhaul of limestone rock. The lower 2001 year results reflect major maintenance at the customer's docking facility which closed the facility for a portion of the 2001 third quarter, and the Company's decision to conduct early maintenance on two of the offshore barge and tugboat units while the facility was closed. During the 1999 fourth quarter, the carrying value of an offshore dry-cargo barge owned through the 50% partnership was reduced by $2,130,000 ($1,065,000 to the Company). The impairment, in accordance with SFAS No. 121, was recorded as a reduction in equity in earnings of marine affiliates.

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

  DIESEL ENGINE SERVICES REVENUES

     The diesel engine services segment reported 2001 revenues of $85,601,000, an increase of 23% compared with $69,441,000 reported for the 2000 year and an increase of 15% compared with $74,648,000 reported for the 1999 year.

  2001 DIESEL ENGINE SERVICES REVENUES

     Revenues for 2001, as noted above, totaled $85,601,000, or 23% over 2000 revenues. The 2001 year included a full year of revenues from two service company acquisitions, Powerway acquired in October 2000 and West Kentucky in November 2000. The 2001 year also included revenues from an agreement signed in July 2001 with EMD to sell replacement parts for locomotive engines to certain United States transit and Class II railroads. Nuclear revenues were also stronger in 2001, along with revenues from the Gulf of Mexico oil and gas services market, a market which was strong in the first half of 2001, however, weaker during the second half of the year. The segment's shortline and industrial railroad markets remained weak the entire year.

  2000 DIESEL ENGINE SERVICES REVENUES

     Revenues for 2000 reflected a 7% decrease compared with 1999 revenues. During 2000, the segment experienced softness in its East Coast engine rebuild market, as well as its Midwest marine and industrial rail application markets. However, the segment benefited from stronger service work and parts sales to the Gulf of Mexico oil and gas services market, a market which had been depressed since mid 1998.

  1999 DIESEL ENGINE SERVICES REVENUES

     Revenues for 1999 were 9% lower than 1998 revenues, principally due to the depressed Gulf Coast oil and gas services markets and the sale of the power control business line in September 1998, which generated approximately $5,100,000 of 1998 revenues through the date of sale. In the 1999 first six months, strong Midwest and East Coast engine overhauls and parts sales partially offset the weak Gulf Coast market. During the 1999 second half, the Midwest and East Coast demands returned to normal, resulting in the reduction in overall revenues for 1999 compared with 1998. In addition, the segment's shortline and industrial railroad markets continued to experience slower activity levels during the 1999 year when compared with 1998.

  DIESEL ENGINE SERVICES COSTS AND EXPENSES

     Costs and expenses, excluding interest expense, for the segment for 2001 totaled $77,490,000, an increase of 24% compared with $62,486,000 for 2000, and an increase of 15% compared with $67,519,000 for 1999.

  2001 DIESEL ENGINE SERVICES COSTS AND EXPENSES

     Costs of sales and operating expenses totaled $64,150,000 in 2001, an increase of 22% over $52,610,000 for the 2000 year. Selling, general and administrative expenses increased 31% from $8,917,000 in 2000 to $11,680,000 in 2001. Taxes, other than on income for 2001 was $286,000 compared with $268,000 in 2000. Depreciation and amortization, including the amortization of goodwill totaled $1,374,000, or 99% higher than $691,000 reported for 2000. The increases, excluding the 99% increase in depreciation and amortization, were in proportion to the higher revenues in 2001 over 2000, reflecting the full year impact of the cost and expenses of the two acquisitions, Powerway in October and West Kentucky in November of 2000. In addition, the 2001 cost and expenses include the impact of the July 2001 agreement with EMD to sell replacement parts for locomotive engines to certain transit and Class II railroads. The 99% increase in depreciation and amortization primarily reflected the amortization of goodwill associated with the Powerway and West Kentucky acquisitions.

  2000 DIESEL ENGINE SERVICES COSTS AND EXPENSES

     Costs of sales and operating expenses were $52,610,000 in 2000 compared with $57,911,000 in 1999, a decrease of 9%. Selling, general and administrative expenses increased to $8,917,000 in 2000 compared with $8,517,000 for 1999. Taxes, other than on income and depreciation and amortization remained relatively unchanged. The 9% decrease in costs of sales and operating expenses reflected the 7% decline in revenues, as well as cost control initiatives.

  1999 DIESEL ENGINE SERVICES COST AND EXPENSES

     Costs of sales and operating expenses for 1999 totaled $57,911,000, a decrease of 4% compared with $60,390,000 for 1998. Selling, general and administrative expenses for 1999 was $8,517,000 compared with $12,652,000 for 1998, a decrease of 33%. Taxes, other than on income and depreciation and amortization were relatively unchanged from year to year. The 4% decrease in costs and sales and operating expenses reflected the decline in business from the segment's Gulf Coast market and the sale of the power control portion of the business in 1998. The 33% decrease in selling, general and administrative expenses reflected the segment's cost reduction efforts from the consolidation of operations.

  DIESEL ENGINE SERVICES OPERATING INCOME

     Operating income for the segment for 2001 was $8,111,000, an increase of 17% compared with $6,955,000 for 2000 and 14% higher than the $7,129,000 of operating income in 1999. The operating margin for the segment was 9.5% for 2001, 10.0% for 2000 and 9.6% for 1999. The decline in the operating margin for the 2001 year was primarily attributable to increased lower margin replacement parts sales to the transit and Class II railroads.

GENERAL CORPORATE EXPENSES

     General corporate expenses for 2001 totaled $7,088,000, $7,053,000 in 2000 and $4,814,000 in 1999. The 47% increase in 2000 over 1999 was primarily attributable to the Hollywood Marine acquisition.

MERGER RELATED CHARGES

     In connection with the October 1999 acquisition of Hollywood Marine, the Company recorded $4,502,000 of pre-tax merger related charges ($2,912,000 after taxes, or $.14 per share) in the fourth quarter of 1999 to combine the acquired operations with those of the Company. Such charges were as follows (in thousands):

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

     In 2000, the Company recorded additional merger related charges of $199,000, consisting of a $482,000 ($313,000 after taxes, or $.01 per share) charge in June associated with the termination of the corporate headquarter's lease and a $283,000 ($184,000 after taxes, or $.01 per share) credit in December to reduce the current estimates of remaining expenditures. The Company paid the remaining accrued severance in June 2001. The remaining corporate headquarters reserve for lease abandonment was paid in January 2001.

GAIN ON DISPOSITION OF ASSETS

     The Company reported net gains on disposition of assets of $363,000 in 2001, $1,161,000 in 2000 and $64,000 in 1999. The net gains were predominantly from the sale of marine equipment.

INTEREST EXPENSE

     Interest expense for 2001 totaled $19,038,000, compared with $23,917,000 in 2000 and $12,838,000 in 1999. The 20% reduction for 2001 compared with 2000 primarily reflected lower debt levels, with the paydown of $43,635,000 of debt during 2001, and lower interest rates on the Company's variable rate debt. Interest rate swap agreements totaling $150,000,000, executed in February and April 2001 to hedge a portion of its exposure to fluctuations in short-term interest rates and more fully discussed in Long-Term Financing below, resulted in additional interest expense of $2,210,000 for the 2001 year. The 86% increase for 2000 over 1999 was the result of borrowings to finance the Hollywood Marine acquisition since October 12, 1999, the date of the acquisition, and treasury stock repurchases. The average debt and average interest rate for 2001 were $264,568,000 and 7.2%, compared with $320,955,000 and 7.5% for 2000 and
$172,394,000 and 7.5% for 1999, respectively.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

BALANCE SHEET

     Total assets as of December 31, 2001 were $754,471,000 compared with $749,268,000 as of December 31, 2000 and $753,397,000 as of December 31, 1999.

     In December 2000, Oceanic, the Company's wholly owned captive insurance subsidiary, liquidated its remaining available-for-sale securities, which totaled $9,781,000 as of September 30, 2000. Prior to 1999, Oceanic was used to insure risks of the Company and its subsidiaries, which required Oceanic to be more fully capitalized.

     Total current assets as of December 31, 2001 were $113,247,000, a decrease of 4% compared with $118,466,000 as of December 31, 2000 and 8% lower than the December 31, 1999 current asset balance of $122,823,000. The 4% decrease from 2000 to 2001 reflected a $2,808,000 reduction in cash and cash equivalents and a $1,816,000, or 2% reduction in trade accounts receivables, despite marine transportation and diesel engine services revenues increasing during 2001 by a combined 11% over 2000. The reduction in trade accounts receivable reflected the Company's emphasis on the collection of such receivables during 2001.

     Property and equipment, net of accumulated depreciation, totaled $466,239,000 as of December 31, 2001, relatively constant with the $453,807,000 as of December 31, 2000 and $451,851,000 as of December 31, 1999. The 2000
balance reflected two diesel engine services acquisitions in the 2000 fourth quarter and a final purchase price adjustment to the Hollywood Marine acquisitions totaling approximately $4,600,000 to reflect the fair value of the property and equipment acquired in the transaction. Capital expenditures are more fully described below.

     Goodwill as of December 31, 2001 totaled $156,726,000 as of December 31, 2001 compared with $162,604,000 as of December 31, 2000 and $161,095,000 as of
December 31, 1999. Goodwill totaling $157,352,000 was recorded in 1999, and adjusted in 2000 by an additional $3,900,000, for the Hollywood Marine acquisition, representing the excess of the purchase price over the amount allocated to identifiable assets and liabilities. In 2000, the Company also recorded goodwill totaling approximately $3,300,000 from two diesel engine services acquisitions. Goodwill from the Hollywood Marine acquisition was being amortized over 30 years, and the diesel engine services goodwill was being amortized over 10 to 15 years. See Accounting Standards below for a discussion of new accounting standards relating to the amortization of goodwill that will be adopted by the Company in 2002.

     Total current liabilities as of December 31, 2001 were $97,057,000 compared with $97,037,000 as of December 31, 2000 and $91,565,000 as of December 31,
1999. In December 2001, the current portion of long-term debt decreased $5,000,000 from the prepayment of a private placement note, more fully described under Long-Term Financing below. The debt prepayment was offset by higher bonus, pension and profit sharing accruals and deferred revenues as of December 31, 2001.

     Long-term debt, less current portion, as of December 31, 2001 totaled $249,402,000 compared with $288,037,000 as of December 31, 2000 and $316,272,000 as of December 31, 1999. The 13% reduction in 2001 compared with 2000, and 21% compared with 1999 primarily resulted from the pay down of long-term debt from the free cash flow generated by the Company in 2001 and 2000, less capital expenditures and treasury stock repurchases for each year.

     Stockholders' equity as of December 31, 2001 totaled $301,022,000 compared with $262,649,000 as of December 31, 2000 and $240,036,000 as of December 31,
1999. The increase for the 2001 year primarily reflected net earnings of $39,603,000, a net decrease in treasury stock of $1,635,000, an increase of $499,000 in additional paid-in capital, and a $3,364,000 decrease in accumulated other comprehensive income. The reduction in treasury stock reflected $4,385,000 associated with the exercise of employee stock options, less $2,750,000 of open market treasury stock purchases. The $3,364,000 decrease in accumulated other comprehensive income resulted from the net change in the fair value of interest rate swap agreements, net of taxes, more fully described under Long-Term Financing below.

     The increase for the 2000 and 1999 year included net earnings of $34,113,000 and $21,441,000, respectively, offset by open market treasury stock purchases of $15,791,000 and $12,362,000, respectively. The 1999 balance also reflected the Company's issuance of $89,586,000 of the Company's common stock associated with the purchase of Hollywood Marine.

LONG-TERM FINANCING

     The Company has an unsecured revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks, with JPMorgan Chase as the agent bank. On November 5, 2001, the Company amended the Revolving Credit Facility to increase the revolving credit amount from $100,000,000 to $150,000,000 and to extend the maturity date to October 9, 2004. Borrowing options under the amended Revolving Credit Facility allow the Company to borrow at an interest rate equal to either the London Interbank Offered Rate ("LIBOR") plus a margin ranging from ..75% to 1.50%, depending on the Company's senior debt rating; or an adjusted Certificate of Deposit ("CD") rate plus a margin ranging from .875% to 1.625%, also depending on the Company's senior debt rating; or the greater of prime rate, Federal Funds rate plus .50%, or the secondary market rate for three-month CD rate plus 1%. A commitment fee is charged on the unused portion of the Revolving Credit Facility at rates ranging from .20% to .40%, depending on the Company's senior debt rating, multiplied by the average unused portion of the Revolving Credit Facility, and is paid quarterly. A utilization fee equal to .125% to .25%, also depending on the Company's senior debt rating, of the average outstanding borrowings during periods in which the total borrowings exceed 33% of the total $150,000,000 commitment, is also paid quarterly. At March 6, 2002, the applicable interest rate spread over LIBOR was ..875% and the commitment fee and utilization fee were .25% and .125%, respectively. The amended Revolving Credit Facility also included modifications to certain financial covenants, including an increase in the minimum net worth requirement, as defined, to $225,000,000. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates, negative pledge clauses and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company's common stock, or for business acquisitions. The Company was in compliance with all Revolving Credit Facility covenants at December 31, 2001. As of December 31, 2001, $13,000,000 was outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $10,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility totaled $703,000 as of December 31, 2001.

     The Company has an unsecured term loan credit facility (the "Term Loan") with a syndicate of banks, with Bank of America, N.A. ("Bank of America") as the agent bank. Borrowing options under the Term Loan allow the Company to borrow at an interest rate equal to either LIBOR plus a margin ranging from .75% to 1.50%, depending on the Company's senior debt rating; or an adjusted CD rate plus a margin ranging from .875% to 1.625%, also depending on the Company's senior debt rating; or the greater of prime rate, Federal Funds rate plus .50%, or the secondary market rate for three-month CD rate plus 1%. A utilization fee equal to .125% to .25%, depending on the Company's senior debt rating, of the average outstanding borrowings during periods in which the total borrowings exceed 33% of the original $200,000,000 commitment, is paid quarterly. At March 6, 2002, the applicable interest rate spread over LIBOR was .875% and the utilization fee was .125%. On November 5, 2001, the Term Loan was amended to conform existing financial covenants to the amended Revolving Credit Facility. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates, negative pledge clauses and changes in lines of business. The Company was in compliance with all Term Loan covenants at December 31, 2001. As of December 31, 2001, the amount borrowed under the Term Loan was $184,000,000. The final maturity of the Term Loan is October 9, 2004.

     The Company has an uncommitted and unsecured $10,000,000 line of credit ("Credit Line") with Bank of America whereby Bank of America will consider short-term advances and the issuance of letters of credit. On November 6, 2001, the Credit Line was amended to extend the maturity date to November 5, 2002. Borrowings under the Credit Line allow the Company to borrow at an interest rate equal to either LIBOR plus a margin of 1%; or the higher of prime rate or the Federal Funds rate plus .50%. As of December 31, 2001, $1,800,000 was borrowed under the Credit Line and outstanding letters of credit totaled $64,000.

     The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of medium term notes ("Medium Term Notes") providing for the issuance of fixed rate or floating rate notes with maturities of nine months or longer. As of December 31, 2001, 2000 and 1999, $121,000,000 was available under the Medium Term Note program, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, and to fund working capital requirements. As of December 31, 2001, $50,000,000 was outstanding under the program. On January 29, 2002, the Company used proceeds from the Revolving Credit Facility to retire the $50,000,000 of Medium Term Notes due on that date.

     On December 31, 2001, the Company prepaid the remaining $5,000,000 of principal outstanding on a $50,000,000 private placement 8.22% senior note with a maturity date of June 30, 2002. Principal payments of $5,000,000, plus interest, were due annually through June 30, 2002.

     In February and April 2001 the Company hedged a portion of its exposure to fluctuations in short-term interest rates by entering into interest rate swap agreements with JPMorgan Chase and Bank of America

("bank counterparties"). Five-year swap agreements with notional amounts totaling $100 million were executed in February 2001 and three-year swap agreements with notional amounts totaling $50 million were executed in April 2001. Under the swap agreements, the Company will pay to the bank counterparties a fixed rate of 4.96% on a notional amount of $50 million for three years, an average fixed rate of 5.64% on a notional amount of $100 million for five years, and will receive from the bank counterparties floating rate interest payments based on LIBOR for United States dollar deposits. Under Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", the interest rate swap agreements are designated as cash flow hedges. The changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. No gain or loss on ineffectiveness was required to be recognized in 2001. The fair value of the interest rate swap agreements was recorded as an other long-term liability of $5,176,000 at December 31, 2001. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $2,210,000 for the year ended December 31, 2001. Fair value amounts were determined as of December 31, 2001 based on quoted market values, the Company's portfolio of derivative instruments, and the Company's measurement of hedge effectiveness.

CAPITAL EXPENDITURES

     Capital expenditures for the 2001 year totaled $59,159,000, of which $20,305,000 were for fleet and project construction, and $38,854,000 were primarily for upgrading of the existing marine transportation fleet. For the 2000 year, capital expenditures totaled $47,683,000, of which $5,635,000 were for fleet and project construction and $42,048,000 were primarily for upgrading of the existing marine transportation fleet. For the 1999 year, capital expenditures totaled $12,719,000, primarily for upgrading of the existing marine transportation fleet.

     In September 2000, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals, chemicals and refined petroleum products. Two of the barges were placed into service during the 2001 second quarter, three during the third quarter and the final barge placed into service in the fourth quarter. The total purchase price of the six barges was approximately $8,700,000. Financing of the construction of the six barges was through operating cash flows and available credit under the Company's Revolving Credit Facility.

     In January 2001, the Company entered into a contract for the construction of five double hull, 30,000 barrel capacity, inland tank barges which will be used for transporting asphalt. During the 2001 third quarter, two of the asphalt barges were placed into service and the remaining three barges were placed into service in the fourth quarter. The total purchase price of the five barges was approximately $8,900,000. Financing of the construction of the five barges was through operating cash flows and available credit under the Company's Revolving Credit Facility.

     In June 2001, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals, chemicals and refined petroleum products. Delivery of the six barges is expected over an eight month period starting in February 2002. The total purchase price of the six barges is approximately $8,700,000, of which approximately $1,500,000 was expended in 2001. Financing of the remaining construction cost of the six barges will be through operating cash flows and borrowings under the Company's Revolving Credit Facility.

     In February 2002, the Company entered in a contract for the construction of two double hull, 30,000 barrel capacity, inland tank barges which will be used for transporting asphalt. Delivery of the first barge is expected in the fourth quarter of 2002 and the second barge in first quarter of 2003. The total purchase price of the two barges is approximately $3,600,000. Financing of the construction of the two barges will be through operating cash flows and borrowings under the Company's Revolving Credit Facility.

TREASURY STOCK PURCHASES

     During 2001, the Company purchased 126,000 shares of its common stock at a total purchase price of $2,750,000, for an average price of $21.77 per share. During 2000, the Company purchased 860,000 shares of its common stock at a total purchase price of $15,791,000, for an average price of $18.37 per share. During 1999, the Company purchased 713,000 shares of its common stock at a total purchase price of $12,362,000, for an average price of $17.33 per share.

     On April 20, 1999, the Board of Directors increased the Company's common stock repurchase authorization by an additional 2,000,000 shares. As of March 6, 2002, the Company had 1,376,000 shares available under the repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company's Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

  LIQUIDITY

     The Company generated net cash provided by operating activities of $96,940,000, $83,303,000 and $72,369,000 for the years ended December 31, 2001,
2000 and 1999, respectively. The increase for 2001 was positively influenced by a $3,106,000 decrease in working capital, while the 2000 year reflected a full year of operations from the Hollywood Marine purchase, partially offset by a $1,948,000 negative impact in working capital.

     The Company accounts for its ownership in its 35% and 50% owned marine transportation partnerships under the equity method of accounting, recognizing cash flow only upon the receipt or distribution of cash from the partnerships. For the 2001, 2000 and 1999 years, the Company received $1,883,000, $5,460,000 and $3,121,000, respectively, of cash from the marine partnerships.

     Funds generated are available for acquisitions, capital construction projects, treasury stock repurchases, repayment of borrowings associated with each of the above and for other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of March 6, 2002, $94,255,000 under its Revolving Credit Facility and $121,000,000 under its Medium Term Notes program, subject to mutual agreement and terms. As of March 5, 2002, the Company had $9,510,000 available under its Credit Line. On January 29, 2002, $50,000,000 of Medium Term Notes matured, and were funded under the Revolving Credit Facility.

     Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for pricing grids on its Term Loan, Revolving Credit Facility, and Credit Line. The pricing grids on the Company's long-term debt are discussed in Note 4, Long-Term Debt in the financial statements.

     The Company expects to continue to fund expenditures for acquisitions, capital construction projects, treasury stock repurchases, repayment of borrowings, and for other operating requirements from a combination of funds generated from operating activities and available financing arrangements.

     There are numerous factors that may negatively impact the Company's cash flow in 2002. For a list of significant risks and uncertainties that could impact cash flows, see Note 11, Contingencies and Commitments in the financial statements. Amounts available under the Company's existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as also described in Note 4, Long-Term Debt in the financial statements.

     The Company has a 50% interest in a joint venture bulk liquid terminal business which has a $6,511,000 term loan outstanding. The Company uses the equity method of accounting to reflect its investment in the joint venture. The loan is non-recourse to the Company and the Company has no guarantee obligation.

     The contractual obligations of the Company and its subsidiaries at December 31, 2001 consisted of the following (in thousands):

                                                     PAYMENTS DUE BY PERIOD
                                       ---------------------------------------------------
                                                  LESS THAN     1-3        4-5     AFTER 5
      CONTRACTUAL OBLIGATIONS:          TOTAL      1 YEAR      YEARS      YEARS     YEARS
      ------------------------         --------   ---------   --------   -------   -------
Long-term debt.......................  $249,737    $64,636    $185,061   $     8   $   32
Non-cancelable operating leases......    50,464     14,381      22,355    11,791    1,937
Capital expenditures.................    10,800      9,022       1,778        --       --
                                       --------    -------    --------   -------   ------
                                       $311,001    $88,039    $209,194   $11,799   $1,969
                                       ========    =======    ========   =======   ======

     The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $42,603,000 at December 31, 2001, $35,425,000 of which is a guarantee by the Company of performance of its statutory liability obligations in the event of oil or chemical spills, which is required in order to obtain mandatory Certificates of Financial Responsibility issued by the United States Coast Guard for the Company's vessels. Ninety-seven percent of these instruments have an expiration date within three years. All but $1,624,000 of these financial instruments relate to contingent legal obligations which are covered by the Company's liability insurance program in the event the obligations are incurred. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

  ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill will cease and be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company has adopted SFAS No. 141 and will adopt SFAS No. 142 during the first quarter of 2002.

     Amortization expense related to goodwill for 2001, 2000, and 1999 was $6,111,000, $5,702,000 and $1,625,000, respectively. Amortization expense related to equity-method goodwill for 2001, 2000, and 1999 was $142,000, $142,000 and $35,000, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of the adoption on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

     In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 requires the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. SFAS No. 143 is effective for the Company at the beginning of fiscal 2003. The Company has not completed its analysis of the impact, if any, of the adoption of SFAS No. 143 on its consolidated financial statements.

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued in August 2001. SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale, as well as resolve implementation issues related to SFAS No. 121, while retaining many of its fundamental provisions. The Company will adopt SFAS No. 144 during the first quarter of 2002 and does not expect it to have a material effect on the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on certain of its outstanding debt and changes in fuel prices. The outstanding loan balance under the Company's bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. Notes issued under the Company's medium term note program may bear fixed or variable interest rates, although the notes issued to date have all been fixed rate notes. A 10% change in variable interest rates would impact the 2002 interest expense by approximately $271,000, based on balances outstanding at December 31, 2001, and change the fair value of the Company's debt by less than 1%. The potential impact on the Company of fuel price increases is limited because most of its term contracts contain escalation clauses under which increases in fuel costs, among other, can be passed on to the customers, while its spot contract rates are set based on prevailing fuel prices. The Company does not presently use commodity derivative instruments to manage its fuel costs. The Company has no foreign exchange risk.

     From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate swap agreements and are entered into with major financial institutions. Derivative financial instruments related to the Company's interest rate risks are intended to reduce the Company's exposure to increases in the benchmark interest rates underlying the Company's variable rate bank credit facilities. The Company does not enter into derivative financial instrument transactions for speculative purposes.

     In February and April 2001 the Company hedged a portion of its exposure to fluctuations in short-term interest rates by entering into interest rate swap agreements with bank counterparties. Five-year swap agreements with notional amounts totaling $100 million were executed in February 2001 and three-year swap agreements with notional amounts totaling $50 million were executed in April 2001. Under the swap agreements, the Company will pay to the bank counterparties a fixed rate of 4.96% on a notional amount of $50 million for three years, an average fixed rate of 5.64% on a notional amount of $100 million for five years, and will receive from the bank counterparties floating rate interest payments based on the LIBOR for United States dollar deposits. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. No gain or loss on ineffectiveness was required to be recognized in 2001. The fair value of the interest rate swap agreements was recorded as an other long-term liability of $5,176,000 at December 31, 2001. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $2,210,000 for the year ended December 31, 2001. Fair value amounts were determined as of December 31, 2001 based on quoted market values, the Company's portfolio of derivative instruments, and the Company's measurement of hedge effectiveness.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report (see Item 14, page 65).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEMS 10 THROUGH 13.

     The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to the Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2001, except for the information regarding executive officers which is provided in a separate item, captioned "Executive Officers of the Registrant," and is included as an unnumbered item following Item 4 in Part I of this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Kirby Corporation:

     We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                         KPMG LLP

Houston, Texas
January 30, 2002

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                2001       2000
                                                              --------   --------
                                                               ($ IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,850   $  4,658
  Accounts receivable:
    Trade -- less allowance for doubtful accounts of
     $1,583,000 ($816,000 in 2000)..........................    78,677     80,493
    Insurance claims and other..............................     5,420      6,910
  Inventory -- finished goods, at lower of average cost or
    market..................................................    15,105     15,650
  Prepaid expenses..........................................     9,082      7,034
  Deferred income taxes.....................................     3,113      3,721
                                                              --------   --------
         Total current assets...............................   113,247    118,466
                                                              --------   --------
Property and equipment:
  Marine transportation equipment...........................   714,397    666,254
  Land, buildings and equipment.............................    61,760     57,922
                                                              --------   --------
                                                               776,157    724,176
  Accumulated depreciation..................................   309,918    270,369
                                                              --------   --------
                                                               466,239    453,807
                                                              --------   --------
Investment in marine affiliates.............................    13,439     12,784
Goodwill -- less accumulated amortization of $15,566,000
  ($9,455,000 in 2000)......................................   156,726    162,604
Other assets................................................     4,820      1,607
                                                              --------   --------
                                                              $754,471   $749,268
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $    335   $  5,335
  Income taxes payable......................................     2,997      3,393
  Accounts payable..........................................    35,378     35,877
  Accrued liabilities:
    Interest................................................     1,526      1,238
    Insurance premiums and claims...........................    23,420     22,507
    Bonus, pension and profit-sharing plans.................    15,963     13,848
    Taxes -- other than on income...........................     5,707      5,610
    Other...................................................     7,481      5,916
  Deferred revenues.........................................     4,250      3,313
                                                              --------   --------
         Total current liabilities..........................    97,057     97,037
                                                              --------   --------
Long-term debt -- less current portion......................   249,402    288,037
Deferred income taxes.......................................    89,542     89,138
Minority interests..........................................     2,819      3,308
Other long-term liabilities.................................    14,629      9,099
                                                              --------   --------
                                                               356,392    389,582
                                                              --------   --------
Contingencies and commitments...............................        --         --
Stockholders' equity:
  Preferred stock, $1.00 par value per share. Authorized
    20,000,000 shares.......................................        --         --
  Common stock, $.10 par value per share. Authorized
    60,000,000 shares, issued 30,907,000 shares.............     3,091      3,091
  Additional paid-in capital................................   176,074    175,575
  Accumulated other comprehensive income....................    (3,364)        --
  Retained earnings.........................................   242,211    202,608
                                                              --------   --------
                                                               418,012    381,274
  Less cost of 6,892,000 shares in treasury (7,025,000 in
    2000)...................................................   116,990    118,625
                                                              --------   --------
                                                               301,022    262,649
                                                              --------   --------
                                                              $754,471   $749,268
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
Revenues:
  Marine transportation.....................................  $481,283   $443,203   $290,956
  Diesel engine services....................................    85,601     69,441     74,648
                                                              --------   --------   --------
                                                               566,884    512,644    365,604
                                                              --------   --------   --------
Costs and expenses:
  Costs of sales and operating expenses.....................   351,155    315,435    233,078
  Selling, general and administrative.......................    69,720     60,780     42,832
  Taxes, other than on income...............................    11,668     10,223      8,576
  Depreciation and other amortization.......................    44,133     42,502     29,653
  Amortization of goodwill..................................     6,111      5,702      1,625
  Merger related charges....................................        --        199      4,502
  Gain on disposition of assets.............................      (363)    (1,161)       (64)
                                                              --------   --------   --------
                                                               482,424    433,680    320,202
                                                              --------   --------   --------
     Operating income.......................................    84,460     78,964     45,402
Equity in earnings of marine affiliates.....................     2,950      3,394      2,136
Investment income and other income (expense)................      (540)       337        965
Minority interests..........................................      (706)      (966)      (273)
Interest expense............................................   (19,038)   (23,917)   (12,838)
                                                              --------   --------   --------
     Earnings before taxes on income........................    67,126     57,812     35,392
Provision for taxes on income...............................    27,523     23,699     13,951
                                                              --------   --------   --------
     Net earnings...........................................  $ 39,603   $ 34,113   $ 21,441
                                                              ========   ========   ========
Net earnings per share of common stock:
  Basic.....................................................  $   1.65   $   1.40   $   1.01
  Diluted...................................................  $   1.63   $   1.39   $   1.01

          See accompanying notes to consolidated financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                              2001        2000        1999
                                                            ---------   ---------   ---------
                                                                    ($ IN THOUSANDS)
Common stock:
  Balance at beginning and end of year....................  $   3,091   $   3,091   $   3,091
                                                            =========   =========   =========
Additional paid-in capital:
  Balance at beginning of year............................  $ 175,575   $ 175,231   $ 159,122
  Deficit of cost of treasury stock sold over proceeds
     received upon exercise of stock options..............         (6)       (455)       (697)
  Tax benefit realized from stock option plans............        505         470         319
  Adjustment for treasury stock reissued for
     acquisition..........................................         --         329      16,487
                                                            ---------   ---------   ---------
  Balance at end of year..................................  $ 176,074   $ 175,575   $ 175,231
                                                            =========   =========   =========
Accumulated other comprehensive income:
  Balance at beginning of year............................  $      --   $    (317)  $     338
  Change in fair value of derivative financial
     instruments, net of tax..............................     (3,364)  $      --   $      --
  Unrealized net gain (loss) in value of
     available-for-sale securities, net of tax............         --         317        (655)
                                                            ---------   ---------   ---------
  Balance at end of year..................................  $  (3,364)  $      --   $    (317)
                                                            =========   =========   =========
Retained earnings:
  Balance at beginning of year............................  $ 202,608   $ 168,495   $ 147,054
  Net earnings for the year...............................     39,603      34,113      21,441
                                                            ---------   ---------   ---------
  Balance at end of year..................................  $ 242,211   $ 202,608   $ 168,495
                                                            =========   =========   =========
Treasury stock:
  Balance at beginning of year............................  $(118,625)  $(106,464)  $(168,565)
  Purchase of treasury stock (126,000 shares in 2001,
     860,000 shares in 2000 and 713,000 shares in 1999)...     (2,750)    (15,791)    (12,362)
  Cost of treasury stock sold upon exercise of stock
     options (259,000 shares in 2001, 130,000 shares in
     2000 and 83,000 shares in 1999)......................      4,385       2,157       1,364
  Cost of treasury stock reissued for acquisition (88,000
     shares in 2000 and 4,384,000 shares in 1999).........         --       1,473      73,099
                                                            ---------   ---------   ---------
  Balance at end of year..................................  $(116,990)  $(118,625)  $(106,464)
                                                            =========   =========   =========
Comprehensive income:
  Net earnings for the year...............................  $  39,603   $  34,113   $  21,441
  Other comprehensive income (loss), net of tax...........     (3,364)        317        (655)
                                                            ---------   ---------   ---------
  Total comprehensive income..............................  $  36,239   $  34,430   $  20,786
                                                            =========   =========   =========

          See accompanying notes to consolidated financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001       2000       1999
                                                              --------   --------   ---------
                                                                     ($ IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................  $ 39,603   $ 34,113   $  21,441
  Adjustments to reconcile net earnings to net cash provided by operations:
    Depreciation and amortization...........................    50,244     48,204      31,278
    Provision (credit) for deferred income taxes............     2,994        194        (511)
    Gain on disposition of assets...........................      (363)    (1,161)        (64)
    Equity in earnings of marine affiliates, net of
     distributions and contributions........................      (656)     2,197         985
    Merger related charges, net of cash expenditures........        --        199       4,383
    Deferred scheduled maintenance costs....................       307        370         301
    Other...................................................     1,705      1,135         437
  Increase (decrease) in cash flows resulting from changes
    in:
    Accounts receivable.....................................     2,260     (8,171)     15,114
    Inventory...............................................       545       (955)      1,054
    Other assets............................................    (5,650)     2,944        (371)
    Income taxes payable....................................       122      3,249       2,074
    Accounts payable........................................      (528)     5,017       2,683
    Accrued and other liabilities...........................     6,357     (4,032)     (6,435)
                                                              --------   --------   ---------
      Net cash provided by operating activities.............    96,940     83,303      72,369
                                                              --------   --------   ---------
Cash flows from investing activities:
  Proceeds from sale and maturities of investments..........        --     13,568       6,697
  Capital expenditures......................................   (59,159)   (47,683)    (12,719)
  Acquisition of companies, net of cash acquired............        --     (7,942)   (231,058)
  Proceeds from disposition of assets.......................     2,774      3,583         775
  Other.....................................................        10        (40)         --
                                                              --------   --------   ---------
      Net cash used in investing activities.................   (56,375)   (38,514)   (236,305)
                                                              --------   --------   ---------
Cash flows from financing activities:
  Borrowings (payments) on bank credit facilities, net......   (33,300)    22,100     (16,000)
  Proceeds from senior credit facility......................        --         --     200,000
  Payments on long-term debt................................   (10,335)   (50,355)     (5,333)
  Purchase of treasury stock................................    (2,750)   (15,791)    (12,362)
  Return of investment to minority interests................    (1,195)      (996)       (326)
  Proceeds from exercise of stock options...................     4,207      1,340         667
                                                              --------   --------   ---------
      Net cash provided by (used in) financing activities...   (43,373)   (43,702)    166,646
                                                              --------   --------   ---------
      Increase (decrease) in cash and cash equivalents......    (2,808)     1,087       2,710
Cash and cash equivalents, beginning of year................     4,658      3,571         861
                                                              --------   --------   ---------
Cash and cash equivalents, end of year......................  $  1,850   $  4,658   $   3,571
                                                              ========   ========   =========
Supplemental disclosures of cash flow information:
  Cash paid during the year:
    Interest................................................  $ 18,275   $ 24,538   $  12,242
    Income taxes............................................  $ 24,591   $ 20,035   $  10,329
Noncash investing and financing activity:
  Treasury stock reissued in acquisition....................  $     --   $  1,802   $  89,586
  Cash acquired in acquisition..............................  $     --   $    140   $      88
  Debt assumed in acquisition...............................  $     --   $     20   $      56

          See accompanying notes to consolidated financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Kirby Corporation and all majority-owned subsidiaries ("the Company"). One affiliated limited partnership in which the Company owns 50% of the voting common stock but has effective control and whose activities are an integral part of the operations of the Company is consolidated. All other investments in which the Company owns 20% to 50% and exercises significant influence over operating and financial policies are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to reflect the current presentation of financial information.

  Accounting Policies

     Cash Equivalents. Cash equivalents consist of all short-term, highly liquid investments with maturities of three months or less at date of purchase.

     Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company's opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 2001 and 2000 were $7,066,000 and $5,778,000, respectively, of accruals for diesel engine services work in process which have not been invoiced as of the end of each year.

     The Company's marine transportation and diesel engine services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with mutual insurance and reinsurance companies. As of December 31, 2001 and 2000, the Company had receivables of $1,550,000 and $3,465,000, respectively, from the mutual insurance and reinsurance companies to cover claims over the Company's deductible.

     Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily trade accounts receivables. The Company's marine transportation customers include the major oil refining and petrochemical companies. The diesel engine services customers are offshore oil and gas service companies, inland and offshore marine transportation companies, commercial fishing companies, power generation companies, shortline, industrial, and certain transit and Class II railroads, and the United States government. Credit risk with respect to these trade receivables is generally considered minimal because of the financial strength of such companies as well as the Company's having procedures in effect to monitor the credit worthiness of customers.

     Fair Value of Financial Instruments. Cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these financial instruments. The fair value of the Company's debt instruments is more fully described in Note 4, Long-Term Debt.

     Property, Maintenance and Repairs. Property is recorded at cost. Improvements and betterments are capitalized as incurred. Depreciation is recorded on the straight-line method over the estimated useful lives of the individual assets as follows: marine transportation equipment, 6-37 years; buildings, 10-40 years; other equipment, 2-10 years; and leasehold improvements, term of lease. When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in income. Routine maintenance and repairs are charged to operating expense as incurred on an annual basis. Scheduled major maintenance on ocean-going vessels is recognized as prepaid maintenance costs when incurred and charged to operating expense over the period between such scheduled maintenance, generally ranging from 23 to 34 months.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Environmental Liabilities. The Company expenses costs related to environmental events as they are incurred or when a loss is considered probable and estimable.

     Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase are included in goodwill. The goodwill is amortized on the straight-line method over the lesser of its expected useful life or forty years. Management monitors the recoverability of the goodwill on an ongoing basis based on projections of the undiscounted future cash flows, excluding interest expense, of acquired assets. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's weighted average cost of capital. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill will cease and be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company has adopted SFAS No. 141 and will adopt SFAS No. 142 during the first quarter of 2002.

     Amortization expense related to goodwill for 2001, 2000, and 1999 was $6,111,000, $5,702,000 and $1,625,000, respectively. Amortization expense related to equity-method goodwill for 2001, 2000, and 1999 was $142,000, $142,000 and $35,000, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of the adoption of the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

     Revenue Recognition. The majority of marine transportation revenue is derived from term contracts, ranging from one to 10 years, and the remainder is from spot market movements. The majority of the term contracts are for terms of one year. The Company is strictly a provider of marine transportation services for its customers and does not assume ownership of any of the products it transports. A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate. The rate may or may not escalate during the term of the contract, however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Term contracts typically only set agreement as to rates and do not have volume requirements. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current "market" rate. The Company uses a voyage accounting method of revenue recognition for its marine transportation revenues which allocates voyage revenue and expenses based on the percent of the voyage completed during the period. There is no difference in the recognition of revenue between a term contract and a spot contract.

     Diesel engine service products and services are generally sold based upon purchase orders or preferential service agreements with the customer that include fixed or determinable prices and that do not include right of return or significant post delivery performance obligations. Diesel engine parts sales are recognized when title passes upon shipment to customers. Diesel overhauls and repairs revenue are reported on the percentage of completion method of accounting using measurements of progress towards completion appropriate for the work performed.

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

     Accrued Insurance. Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (IBNR) based on past experience. Insurance premiums, IBNR losses and incurred claims losses, up to the Company's deductible, for 2001, 2000 and 1999 were $14,109,000, $12,198,000 and $10,278,000, respectively.

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

     Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company reviews long-lived assets and certain identifiable intangibles for impairment by vessel class whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of the assets, assuming the above asset groups, is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued in August 2001. SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale, as well as to resolve implementation issues related to SFAS No. 121, while retaining many of the fundamental provisions of SFAS No. 121. The Company will adopt SFAS No. 144 during the first quarter of 2002 and does not expect it to have a material effect on the Company's financial position or results of operations.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     In December 1999, a marine partnership in which the Company owns a 50% interest, reduced the carrying value of an offshore dry-cargo barge by taking a $2,130,000 pre-tax impairment charge in accordance with the provisions of SFAS No. 121. The Company's portion of the charge was $1,065,000, and the after-tax effect of the charge to the Company was $692,000, or $.03 per share. The charge was reflected in equity in earnings of marine affiliates on the 1999 consolidated statements of earnings.

(2) ACQUISITIONS

     On October 12, 2000, the Company completed the acquisition of the Powerway Division of Covington Detroit Diesel -- Allison, Inc. ("Powerway") for $1,428,000 in cash. With the acquisition of Powerway, the Company became the sole distributor of aftermarket parts and service for Alco diesel engines throughout the United States for marine, power generation and industrial applications. Goodwill was amortized over 10 years. On November 1, 2000, the Company completed the acquisition of West Kentucky Machine Shop, Inc. ("West Kentucky") for an aggregate consideration of $6,674,000, consisting of $6,629,000 in cash, the assumption of $20,000 of West Kentucky's existing debt and $25,000 of merger costs. The acquisition of West Kentucky provided the Company with increased distributorship capabilities with Falk Corporation, a reduction gear manufacturer used in marine and industrial applications. Goodwill was amortized over 15 years. The acquisitions were accounted for using the purchase method of accounting. Financing for the two acquisitions was through the Company's revolving credit facility.

     On October 12, 1999, the Company completed the acquisition of Hollywood Marine, Inc. ("Hollywood Marine"), by means of a merger of Hollywood Marine into Kirby Inland Marine, LP, a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, the Company acquired Hollywood Marine for an aggregate consideration (before post-closing adjustments) of $320,788,000, consisting of $89,586,000 in common stock (4,384,000 shares at $20.44 per share), $128,658,000 in cash, the assumption and refinancing of $99,185,000 of Hollywood Marine's existing debt and $3,359,000 of merger costs. A final post-closing working capital adjustment was completed on February 29, 2000 for an additional $1,802,000 in common stock (88,000 shares at $20.44 per share). The final total purchase consideration for the Hollywood Marine acquisition was $322,590,000. C. Berdon Lawrence was the principal shareholder of Hollywood Marine. Hollywood Marine's operations were included as part of the Company's operations effective October 12, in accordance with the purchase method of accounting. Goodwill was amortized over 30 years.

     Hollywood Marine, located in Houston, Texas, was engaged in the inland tank barge transportation of petrochemicals and chemicals, refined petroleum products, pressurized products and black oil products primarily along the Gulf Intracoastal Waterway, the Houston Ship Channel and the lower Mississippi River. Hollywood Marine operated a fleet of 270 inland tank barges, with 4.8 million barrels of capacity, and 104 inland towboats.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2) ACQUISITIONS -- (CONTINUED)

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
                                                              --------
                                                              $322,590
                                                              ========

     Financing for the cash portion of the transaction and the repayment of Hollywood Marine's existing debt was through the Company's existing bank revolving credit facility with JPMorgan Chase Bank ("JPMorgan Chase") as agent bank, and through a new $200,000,000 term loan credit facility with Bank of America, N.A. ("Bank of America") as syndication agent bank.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2) ACQUISITIONS -- (CONTINUED)

     The components of the cash charge incurred, the actual cash payments made and the accrued balances of December 31, 2001 were as follows (in thousands):

                                1999                   2000                 ACCRUED AT               ACCRUED AT
                             TOTAL CASH   PAID IN   TOTAL CASH   PAID IN   DECEMBER 31,   PAID IN   DECEMBER 31,
                              PORTION      1999      PORTION      2000         2000        2001         2001
                             ----------   -------   ----------   -------   ------------   -------   ------------
Severance for Company
  employees................    $1,555      $ 13       $(268)     $  659        $615        $615        $  --
Exit of insurance mutual...       870        --          --         870          --          --           --
Corporate headquarters
  lease abandonment........       823       106         366         707         376         376           --
                               ------      ----       -----      ------        ----        ----        -----
                               $3,248      $119       $  98      $2,236        $991        $991        $  --
                               ======      ====       =====      ======        ====        ====        =====

     The following unaudited pro forma combined financial information for the year ended December 31, 1999 was based on historical financial information of the Company and Hollywood Marine. The financial information assumes the merger was completed as of the beginning of 1999. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the merger been consummated at the beginning of 1999, nor is the information indicative of the future results of operations (in thousands, except per share amounts):

                                                                1999
                                                              --------
Revenues....................................................  $497,060
Earnings before taxes on income.............................  $ 38,465
Net earnings................................................  $ 21,782
Net earnings per share of common stock -- diluted...........  $    .85

     Pro forma results of the Powerway and West Kentucky acquisitions made in 2000 have not been presented as the pro forma revenues, earnings before taxes on income, net earnings and net earnings per share would not be materially different from the Company's actual results.

(3) DERIVATIVE INSTRUMENTS

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative's gain and losses to offset related results on the hedged item in the statement of earnings. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings. At January 1, 2001, the Company did not hold any derivative financial instruments, therefore, the adoption of SFAS No. 133 had no effect on the Company's consolidated statement of earnings or balance sheet.

     From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate swap

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(3) DERIVATIVE INSTRUMENTS -- (CONTINUED)

agreements and are entered into with major financial institutions. Derivative financial instruments related to the Company's interest rate risks are intended to reduce the Company's exposure to increases in the benchmark interest rates underlying the Company's variable rate bank credit facilities. Through December 31, 2000, gains and losses from the Company's interest rate derivative financial instruments have been recognized in interest expense in the periods for which the derivative financial instruments relate.

     In February and April 2001 the Company hedged a portion of its exposure to fluctuations in short-term interest rates by entering into interest rate swap agreements with JPMorgan Chase and Bank of America ("bank counterparties"). Five-year swap agreements with notional amounts totaling $100 million were executed in February 2001 and three-year swap agreements with notional amounts totaling $50 million were executed in April 2001. Under the swap agreements, the Company will pay to the bank counterparties a fixed rate of 4.96% on a notional amount of $50 million for three years, an average fixed rate of 5.64% on a notional amount of $100 million for five years, and will receive from the bank counterparties floating rate interest payments based on London Interbank Offered Rate ("LIBOR") for United States dollar deposits. Under SFAS No. 133, the interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. No gain or loss on ineffectiveness was required to be recognized in 2001. The fair value of the interest rate swap agreements was recorded as an other long-term liability of $5,176,000 at December 31, 2001. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $2,210,000 for the year ended December 31, 2001. The Company anticipates $3,259,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next twelve months based on current interest rates. Fair value amounts were determined as of December 31, 2001 based on quoted market values, the Company's portfolio of derivative instruments, and the Company's measurement of hedge effectiveness.

(4) LONG-TERM DEBT

     Long-term debt at December 31, 2001 and 2000 consisted of the following (in thousands):

                                                                2001       2000
                                                              --------   --------
Long-term debt, including current portion:
  Revolving credit facility due October 9, 2004.............  $ 13,000   $ 32,100
  Term loan credit facility, maturing in varying amounts
     through October 9, 2004................................   184,000    200,000
  Revolving credit facility due November 5, 2002............     1,800         --
  Medium term notes due January 29, 2002....................    50,000     50,000
  8.22% senior notes........................................        --     10,000
  Other long-term debt......................................       937      1,272
                                                              --------   --------
                                                              $249,737   $293,372
                                                              ========   ========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4) LONG-TERM DEBT -- (CONTINUED)

     The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2002........................................................   $ 64,636
2003........................................................     50,336
2004........................................................    134,725
2005........................................................          4
2006........................................................          4
Thereafter..................................................         32
                                                               --------
                                                               $249,737
                                                               ========

     The Company has an unsecured revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks. On November 5, 2001, the Company amended the Revolving Credit Facility to increase the revolving credit amount from $100,000,000 to $150,000,000 and to extend the maturity date to October 9, 2004. Per the amendment, the revised syndicate of banks includes JPMorgan Chase as administrative agent, Bank of America as syndication agent, and First Union National Bank, Fleet National Bank and Wells Fargo Bank (Texas), N.A. as documentation agents. Borrowing options under the amended Revolving Credit Facility allow the Company to borrow at an interest rate equal to either the LIBOR plus a margin ranging from .75% to 1.50%, depending on the Company's senior debt rating; or an adjusted Certificate of Deposit ("CD") rate plus a margin ranging from .875% to 1.625%, also depending on the Company's senior debt rating; or the greater of prime rate, Federal Funds rate plus .50%, or the secondary market rate for three-month CD rate plus 1%. A commitment fee is charged on the unused portion of the Revolving Credit Facility at rates ranging from .20% to .40%, depending on the Company's senior debt rating, multiplied by the average unused portion of the Revolving Credit Facility, and is paid quarterly. A utilization fee equal to .125% to .25%, also depending on the Company's senior debt rating, of the average outstanding borrowings during periods in which the total borrowings exceed 33% of the total $150,000,000 commitment, is also paid quarterly. At December 31, 2001, the applicable interest rate spread over LIBOR was .875% and the commitment fee and utilization fee were .25% and .125%, respectively. The amended Revolving Credit Facility also included modifications to certain financial covenants, including an increase in the minimum net worth requirement, as defined, to $225,000,000. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates, negative pledge clauses and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company's common stock, or for business acquisitions. The Company was in compliance with all Revolving Credit Facility covenants as of December 31, 2001. As of December 31, 2001, $13,000,000 was outstanding under the Revolving Credit Facility and the average interest rate was 5.6%. The average borrowing under the Revolving Credit Facility during the 2001 year was $10,603,000, computed by using the daily balance, and the weighted average interest rate was 6.0%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing. The Revolving Credit Facility includes a $10,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility totaled $703,000 as of December 31, 2001.

     The Company has an unsecured term loan credit facility (the "Term Loan"), dated October 12, 1999, with Bank of America as syndication agent bank, JPMorgan Chase as administrative agent and Bank One, Texas, N.A. as documentation agent. Borrowing options under the Term Loan allow the Company to borrow at an interest rate equal to either LIBOR plus a margin ranging from .75% to 1.50%, depending on the

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4) LONG-TERM DEBT -- (CONTINUED)

Company's senior debt rating; or an adjusted CD rate plus a margin ranging from ..875% to 1.625%, also depending on the Company's senior debt rating; or the greater of prime rate, Federal Funds rate plus .50% or the secondary market rate for three-month CD rate plus 1%. A utilization fee equal to .125% to .25%, depending on the Company's senior debt rating, of the average outstanding borrowings during periods in which the total borrowings exceed 33% of the original $200,000,000 commitment, is paid quarterly. At December 31, 2001, the applicable interest rate spread over LIBOR was .875% and the utilization fee was ..125%. On November 5, 2001, the Term Loan was amended to conform existing financial covenants to the amended Revolving Credit Facility. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates, negative pledge clauses and changes in lines of business. The Company was in compliance with all Term Loan covenants as of December 31, 2001. At December 31, 2001, the amount borrowed under the Term Loan totaled $184,000,000 and the average interest rate was 2.9%. The average borrowing under the Term Loan during the 2001 year was $194,785,000, computed by using the daily balance, and the weighted average interest rate was 5.2%, computed by dividing the interest expense under the Term Loan by the average Term Loan borrowing. The Term Loan has quarterly principal payments of $12,500,000, plus interest, due beginning October 9, 2002, with the remaining principal due on October 9, 2004, the maturity date of the Term Loan. The $12,500,000 principal payment due October 9, 2002 was classified as long-term debt at December 31, 2001, as the Company has the ability and intent through the Revolving Credit Facility to refinance the loan on a long-term basis.

     The Company has on file a shelf registration on Form S-3 with the Securities and Exchange Commission providing for the issue of up to $250,000,000 of medium term notes ("Medium Term Notes") at fixed or floating interest rates with maturities of nine months or longer. The $121,000,000 available balance, subject to mutual agreement to terms, as of December 31, 2001 may be used for future business and equipment acquisitions, working capital requirements and reductions of the Company's Revolving Credit Facility and Term Loan. Activities under the Medium Term Notes program have been as follows (dollars in thousands):

                                                         OUTSTANDING   INTEREST   AVAILABLE
                                                           BALANCE       RATE      BALANCE
                                                         -----------   --------   ---------
Medium Term Notes program..............................   $     --                $250,000
Issuance March 1995 (Maturity March 10, 1997)..........     34,000      7.77%      216,000
Issuance June 1995 (Maturity June 1, 2000).............     45,000      7.25%      171,000
                                                          --------
Outstanding December 31, 1995 and 1996.................     79,000                 171,000
Issuance January 1997 (Maturity January 29, 2002)......     50,000      7.05%      121,000
Payment March 1997.....................................    (34,000)                121,000
                                                          --------
Outstanding December 31, 1997, 1998 and 1999...........     95,000                 121,000
Payment June 2000......................................    (45,000)                121,000
                                                          --------
Outstanding December 31, 2000 and 2001.................   $ 50,000                 121,000
                                                          ========

     The $50,000,000 of Medium Term Notes, which matured on January 29, 2002, was classified as long-term debt at December 31, 2001, as the Company refinanced the notes through the Revolving Credit Facility.

     The Company has a $10,000,000 uncommitted and unsecured line of credit ("Credit Line") with Bank of America whereby Bank of America will consider short-term advances and the issuance of letters of credit. On November 6, 2001, the Credit Line was amended to extend the maturity date to November 5, 2002. Borrowings under the Credit Line allow the Company to borrow at an interest rate equal to either LIBOR plus a margin of 1%; or the higher of prime rate or the Federal Funds rate plus .50%. As of December 31, 2001,

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4) LONG-TERM DEBT -- (CONTINUED)

$1,800,000 was borrowed under the Credit Line and the average interest rate was 4.8%. Outstanding letters of credit under the Credit Line totaled $64,000 as of December 31, 2001. Amounts borrowed on the Credit Line were classified as long-term debt at December 31, 2001, as the Company has the ability and intent to refinance the Credit Line on a long-term basis through the Revolving Credit Facility.

     In August 1992, the Company's principal marine transportation subsidiary entered into a $50,000,000 private placement of 8.22% senior notes ("Senior Notes") due June 30, 2002. Principal payments of $5,000,000, plus interest, were due annually through June 30, 2002. On December 31, 2001, the Senior Notes were prepaid, with a final principal payment of $5,000,000, plus interest, and a make-whole interest payment of $145,000.

     The Company is of the opinion that the amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt at December 31, 2001 and 2000.

(5) TAXES ON INCOME

     Earnings before taxes on income and details of the provision for taxes on income for the years ended December 31, 2001, 2000 and 1999 were as follows (in thousands):

                                                           2001      2000      1999
                                                          -------   -------   -------
Earnings before taxes on income -- United States........  $67,126   $57,812   $35,392
                                                          =======   =======   =======
Provision (credit) for taxes on income:
  Federal
     Current............................................  $23,243   $22,022   $13,374
     Deferred...........................................    3,094       294      (490)
  State and local.......................................    1,186     1,383     1,067
                                                          -------   -------   -------
                                                          $27,523   $23,699   $13,951
                                                          =======   =======   =======

     During the three years ended December 31, 2001, 2000 and 1999, tax benefits related to the exercise of stock options that were allocated directly to additional paid-in capital totaled $505,000, $470,000 and $319,000, respectively.

     The Company's provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 2001, 2000 and 1999 due to the following:

                                                              2001   2000   1999
                                                              ----   ----   ----
United States income tax statutory rate.....................  35.0%  35.0%  35.0%
State and local taxes, net of federal benefit...............   1.2    1.6    2.0
Non-deductible goodwill amortization........................   3.1    3.5    1.4
Other non-deductible items..................................   1.7     .9    1.0
                                                              ----   ----   ----
                                                              41.0%  41.0%  39.4%
                                                              ====   ====   ====

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5) TAXES ON INCOME -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax assets and liabilities at December 31, 2001, 2000 and 1999 were as follows (in thousands):

                                                       2001        2000       1999
                                                     ---------   --------   ---------
Current deferred tax assets:
  Compensated absences.............................  $   1,011   $    934   $     744
  Allowance for doubtful accounts..................        554        286         232
  Insurance accruals...............................      1,548      1,974       2,146
  Merger charges...................................         --        407       1,226
  Other............................................         --        120         610
                                                     ---------   --------   ---------
                                                     $   3,113   $  3,721   $   4,958
                                                     =========   ========   =========
Non-current deferred tax assets and liabilities:
  Deferred tax assets:
     Postretirement health care benefits...........  $   2,471   $  2,303   $   2,101
     Insurance accruals............................      3,446      2,130       1,974
     Deferred compensation.........................        984      1,004       1,275
     Other.........................................      4,979      3,459       2,450
                                                     ---------   --------   ---------
                                                        11,880      8,896       7,800
                                                     ---------   --------   ---------
  Deferred tax liabilities:
     Property......................................    (93,708)   (92,166)    (93,683)
     Deferred state taxes..........................     (5,164)    (5,265)     (5,579)
     Other.........................................     (2,550)      (603)     (1,332)
                                                     ---------   --------   ---------
                                                      (101,422)   (98,034)   (100,594)
                                                     ---------   --------   ---------
                                                     $ (89,542)  $(89,138)  $ (92,794)
                                                     =========   ========   =========

     As of December 31, 2001, the Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

(6) LEASES

     The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Lease agreements for tank barges have terms from two to twelve years expiring at various dates through 2008. All of the Company's towboat rental agreements provide

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6) LEASES -- (CONTINUED)

the Company with the option to terminate the agreements with notice ranging from seven to ninety days. Total rental expense for the years ended December 31, 2001, 2000 and 1999 were as follows (in thousands):

                                                           2001      2000      1999
                                                          -------   -------   -------
Rental expense:
  Marine equipment -- tank barges.......................  $11,839   $ 5,289   $ 4,058
  Marine equipment -- towboats..........................   35,379    31,969    11,595
  Other buildings and equipment.........................    3,245     2,361     1,694
Sublease rental.........................................       (6)      (20)      (12)
                                                          -------   -------   -------
     Net rental expense.................................  $50,457   $39,599   $17,335
                                                          =======   =======   =======

     Rental commitments under noncancelable leases as of December 31, 2001 were as follows (in thousands):

                                                                   LAND,
                                                                 BUILDINGS
                                                               AND EQUIPMENT
                                                               -------------
2002........................................................      $14,381
2003........................................................       13,674
2004........................................................        8,681
2005........................................................        7,460
2006........................................................        4,331
Thereafter..................................................        1,937
                                                                  -------
                                                                  $50,464
                                                                  =======

(7) STOCK OPTION PLANS

     The Company has four employee stock option plans which were adopted in 1989, 1994, 1996 and 2001 for selected officers and other key employees. The 1989 Employee Plan provided for the issuance until July 1999 of incentive and nonincentive stock options to purchase up to 600,000 shares of common stock. The 1994 Employee Plan provides for the issuance of incentive and non-qualified stock options to purchase up to 1,000,000 shares of common stock. The 1996 Employee Plan provides for the issuance of incentive and non-qualified stock options to purchase up to 900,000 shares of common stock. The 2001 Employee Plan provides for the issuance of incentive and nonincentive stock options to purchase up to 1,000,000 shares of common stock. The 1989 stock option plan authorized the granting of limited stock appreciation rights. Under the above plans, the exercise price for each option equals the fair market value per share of the Company's common stock on the date of grant. The terms of the options granted prior to February 10, 2000 are ten years and the options vest ratably over four years. Options granted after February 10, 2000 have terms of five years and vest ratably over three years. At December 31, 2001, 951,242 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) STOCK OPTION PLANS -- (CONTINUED)

     The following is a summary of the stock option activity under the employee plans described above for the years ended December 31, 2001, 2000 and 1999:

                                                              OUTSTANDING        WEIGHTED
                                                            NON-QUALIFIED OR     AVERAGE
                                                              NONINCENTIVE       EXERCISE
                                                             STOCK OPTIONS        PRICE
                                                            ----------------     --------
Outstanding December 31, 1998.............................     1,550,950          $17.35
  Granted.................................................       195,500          $18.46
  Exercised...............................................       (60,850)         $ 9.69
  Canceled or expired.....................................          (875)         $16.31
                                                               ---------
Outstanding December 31, 1999.............................     1,684,725          $17.75
  Granted.................................................       389,000          $18.06
  Exercised...............................................      (113,575)         $ 9.39
  Canceled or expired.....................................        (4,000)         $18.13
                                                               ---------
Outstanding December 31, 2000.............................     1,956,150          $18.30
  Granted.................................................       439,500          $21.53
  Exercised...............................................      (233,595)         $15.82
  Canceled or expired.....................................      (231,167)         $19.70
                                                               ---------
Outstanding December 31, 2001.............................     1,930,888          $19.17
                                                               =========

     The following table summarizes information about the Company's outstanding and exercisable stock options under the employee plans at December 31, 2001:

                         OPTIONS OUTSTANDING
                 ------------------------------------
                                WEIGHTED                 OPTIONS EXERCISABLE
                                 AVERAGE                ----------------------
                                REMAINING    WEIGHTED                 WEIGHTED
                               CONTRACTUAL   AVERAGE                  AVERAGE
   RANGE OF        NUMBER        LIFE IN     EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES  OUTSTANDING      YEARS       PRICE     EXERCISABLE    PRICE
---------------  -----------   -----------   --------   -----------   --------
$12.94-$16.44       150,400       2.39        $14.82      150,400      $14.82
$17.28-$19.01       646,238       4.00        $18.14      316,630      $18.18
$19.50-$21.53     1,134,250       4.58        $20.33       36,250      $20.91
                  ---------                               -------
$12.94-$21.53     1,930,888       4.23        $19.17      503,280      $17.37
                  =========                               =======

     For the years ended December 31, 2001, 2000 and 1999, the number of options exercisable were 503,280, 582,650 and 626,725, respectively, and the weighted average exercise prices of those options were $17.37, $16.68 and $15.21, respectively.

     The Company has three director stock option plans for nonemployee directors of the Company. The 1989 Director Plan, under which no additional options can be granted, provided for the issuance until July 1999 of nonincentive options to directors of the Company to purchase up to 150,000 shares of common stock. The 1994 Director Plan, which was superseded by the 2000 Director Plan adopted in September 2000, provided for the issuance of non-qualified options to directors of the Company, including advisory directors, to purchase up

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) STOCK OPTION PLANS -- (CONTINUED)

to 100,000 shares of common stock. The 2000 Director Plan provides for the issuance of nonincentive options to directors of the Company to purchase up to 300,000 shares of common stock. The 2000 Director Plan provides for the automatic grants of stock options to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan provides for the issuance of stock options in lieu of cash for all or part of the annual director fee. The exercise price for all options granted under the 2000 Director Plan is equal to the fair market value per share of the Company's common stock on the date of grant. The terms of the options under the 2000 Director Plan are 10 years. The options granted when first elected as a director vest immediately. The options granted after each annual meeting of stockholders vest six months after the date of grant. Options granted in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31, 2001, 246,009 shares were available for future grants under the 2000 Director Plan. The director stock option plans are intended as an incentive to attract and retain qualified and competent independent directors.

     The following is a summary of the stock option activity under the director plans described above for the years ended December 31, 2001, 2000 and 1999:

                                                              OUTSTANDING        WEIGHTED
                                                            NON-QUALIFIED OR     AVERAGE
                                                              NONINCENTIVE       EXERCISE
                                                             STOCK OPTIONS        PRICE
                                                            ----------------     --------
Outstanding December 31, 1998.............................      110,500           $16.25
  Granted.................................................       10,500           $19.38
  Exercised...............................................      (30,000)          $ 7.56
                                                                -------
Outstanding December 31, 1999.............................       91,000           $19.48
  Granted.................................................       25,984           $19.70
  Exercised...............................................      (19,500)          $17.79
  Canceled or expired.....................................      (11,000)          $20.84
                                                                -------
Outstanding December 31, 2000.............................       86,484           $19.75
  Granted.................................................       40,467           $20.83
  Exercised...............................................      (16,500)          $17.86
  Canceled or expired.....................................      (10,500)          $23.05
                                                                -------
Outstanding December 31, 2001.............................       99,951           $20.15
                                                                =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) STOCK OPTION PLANS -- (CONTINUED)

     The following table summarizes information about the Company's outstanding and exercisable stock options under the director plans at December 31, 2001:

                         OPTIONS OUTSTANDING
                 ------------------------------------
                                WEIGHTED                 OPTIONS EXERCISABLE
                                 AVERAGE                ----------------------
                                REMAINING    WEIGHTED                 WEIGHTED
                               CONTRACTUAL   AVERAGE                  AVERAGE
   RANGE OF        NUMBER        LIFE IN     EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES  OUTSTANDING      YEARS       PRICE     EXERCISABLE    PRICE
---------------  -----------   -----------   --------   -----------   --------
$16.63-$19.88      41,484         6.41        $18.39      41,484       $18.39
$20.13-$25.50      58,467         8.16        $21.40      54,116       $21.46
                   ------         ----                    ------
$16.63-$25.50      99,951         7.42        $20.15      95,600       $20.13
                   ======         ====                    ======

     For the years ended December 31, 2001, 2000 and 1999, the number of options exercisable were 95,600, 83,382 and 91,000, respectively, and the weighted average exercise prices of those options were $20.13, $19.79 and $19.48, respectively.

     The Company also has a 1993 nonqualified stock option for 25,000 shares granted to Robert G. Stone, Jr., at an exercise price of $18.625, all of which are currently exercisable. The grant served as an incentive to retain the optionee as a member of the Board of Directors of the Company.

     The following table summarizes pro forma net earnings and earnings per share for the years ended December 31, 2001, 2000 and 1999 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amounts):

                                   2001                      2000                      1999
                          -----------------------   -----------------------   -----------------------
                          AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                          -----------   ---------   -----------   ---------   -----------   ---------
Net earnings............    $39,603      $37,155      $34,113      $31,623      $21,441      $19,536
Net earnings per share:
  Basic.................    $  1.65      $  1.55      $  1.40      $  1.30      $  1.01      $   .92
  Diluted...............    $  1.63      $  1.53      $  1.39      $  1.29      $  1.01      $   .92

     The weighted average fair value of options granted during 2001, 2000 and 1999 was $12.88, $10.27 and $13.50, respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were as follows: no dividend yield for any year; average risk-free interest rate based on five- and 10-year Treasury bonds -- 4.2% for 2001, 4.8% for 2000 and 5.2% for 1999; stock price volatility -- 71% for 2001, 70% for 2000 and 66% for 1999; and estimated option term -- four or nine years.

(8) RETIREMENT PLANS

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(8) RETIREMENT PLANS -- (CONTINUED)

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

     The following table presents the funded status and amounts recognized in the Company's consolidated balance sheet for the Company's defined benefit plans and postretirement benefit plans (dollars in thousands):

                                                                       POSTRETIREMENT
                                                                     BENEFITS OTHER THAN
                                                 PENSION BENEFITS         PENSIONS
                                                 -----------------   -------------------
                                                  2001      2000       2001       2000
                                                 -------   -------   --------   --------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year......  $41,092   $41,112   $ 6,968    $ 6,486
  Service cost.................................    1,915     1,751       520        513
  Interest cost................................    3,383     3,021       650        535
  Amendments...................................       --    (2,210)       --        401
  Actuarial (gain) loss........................    5,137      (905)    1,479       (507)
  Benefits paid................................   (1,708)   (1,677)     (704)      (482)
  Less partnerships' allocation................       --        --        --         22
                                                 -------   -------   -------    -------
  Benefit obligation at end of year............   49,819    41,092     8,913      6,968
                                                 -------   -------   -------    -------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of
     year......................................   44,333    45,407        --         --
  Actual return on plan assets.................   (2,377)      603        --         --
  Employer contribution........................    6,500        --       704        482
  Benefits paid................................   (1,708)   (1,677)     (704)      (482)
                                                 -------   -------   -------    -------
  Fair value of plan assets at end of year.....   46,748    44,333        --         --
                                                 -------   -------   -------    -------
  Funded status................................   (3,071)    3,241    (8,913)    (6,968)
  Unrecognized net actuarial (gain) loss.......    9,002    (2,527)      222     (1,254)
  Unrecognized prior service cost..............     (845)     (934)      404        436
  Unrecognized net transition obligation.......        7        24        --         --
  Other........................................       --        --        60         41
                                                 -------   -------   -------    -------
  Net amount recognized at end of year.........  $ 5,093   $  (196)  $(8,227)   $(7,745)
                                                 =======   =======   =======    =======
ACCUMULATED BENEFIT OBLIGATION AT END OF
  YEAR.........................................  $46,200   $37,979   $ 1,460    $ 1,266
                                                 =======   =======   =======    =======
WEIGHTED AVERAGE ASSUMPTIONS
  Discount rate................................    7.25%      7.75%     7.25%      7.75%
  Expected return on plan assets...............    9.25%      9.25%       --         --
  Average rate of compensation increase........    4.00%      4.00%       --         --

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(8) RETIREMENT PLANS -- (CONTINUED)

     The components of net periodic benefit cost were as follows (in thousands):

                                                                      POSTRETIREMENT BENEFITS
                                            PENSION BENEFITS            OTHER THAN PENSIONS
                                       ---------------------------   -------------------------
                                        2001      2000      1999      2001      2000     1999
                                       -------   -------   -------   -------   -------   -----
Service cost.........................  $ 1,915   $ 1,751   $ 1,442   $  520    $  513    $373
Interest cost........................    3,383     3,021     1,874      650       535     429
Expected return on assets............   (4,016)   (4,130)   (2,358)      --        --      --
Amortization of transition
  obligation.........................       17        17        17       --        --      --
Amortization of prior service cost...      (89)      (89)      259       31        32       5
Amortization of actuarial (gain)
  loss...............................       --      (146)       --        3       (49)     --
Less partnerships' allocation........      (70)      (52)      (73)      --        22     (20)
                                       -------   -------   -------   ------    ------    ----
Net periodic benefit cost............  $ 1,140   $   372   $ 1,161   $1,204    $1,053    $787
                                       =======   =======   =======   ======    ======    ====

     The Company's unfunded defined benefit health care plan, which provides limited postretirement medical benefits, limits cost increases in the Company's contribution to 4% per year, excluding grandfathered Hollywood Marine retirees. For measurement purposes, the assumed health care cost trend rate was 12% for 2001, declining gradually to 5% by 2006 and remaining at that level thereafter. Accordingly, a 1% increase in the health care cost trend rate assumption would have an immaterial effect on the amounts reported.

     In addition to the defined benefit plan and postretirement medical benefit plan, the Company sponsors defined contribution plans for all shore-based employees and certain vessel personnel. Maximum contributions to these plans equal the lesser of 15% of the aggregate compensation paid to all participating employees or up to 20% of each subsidiary's earnings before federal income tax after certain adjustments for each fiscal year. The aggregate contributions to the plans were $6,504,000, $6,201,000 and $4,304,000 in 2001, 2000 and 1999,
respectively.

(9) EARNINGS PER SHARE OF COMMON STOCK

     The following table presents the components of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 (in thousands, except per share amounts):

                                                           2001      2000      1999
                                                          -------   -------   -------
Net earnings............................................  $39,603   $34,113   $21,441
                                                          =======   =======   =======
Shares outstanding:
  Weighted average common stock outstanding.............   24,027    24,401    21,172
Effect of dilutive securities:
  Employee and director common stock options............      243       165       121
                                                          -------   -------   -------
                                                           24,270    24,566    21,293
                                                          =======   =======   =======
Basic earnings per share of common stock................  $  1.65   $  1.40   $  1.01
                                                          =======   =======   =======
Diluted earnings per share of common stock..............  $  1.63   $  1.39   $  1.01
                                                          =======   =======   =======

     Certain outstanding options to purchase approximately 1,103,000 and 1,030,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2000 and 1999, respectively, as such stock options would have been antidilutive. No shares were excluded in the computation of diluted earnings per share as of December 31, 2001.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(10) QUARTERLY RESULTS (UNAUDITED)

     The unaudited quarterly results for the year ended December 31, 2001 were as follows (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           2001        2001         2001            2001
                                         ---------   --------   -------------   ------------
Revenues...............................  $133,128    $147,622     $141,797        $144,337
Costs and expenses.....................   116,777     125,775      118,227         121,645
                                         --------    --------     --------        --------
  Operating income.....................    16,351      21,847       23,570          22,692
Equity in earnings of marine
  affiliates...........................       716       1,099          487             648
Investment income and other expense....      (325)        (30)         (76)           (109)
Minority interests.....................      (148)       (162)        (311)            (85)
Interest expense.......................    (5,144)     (4,510)      (4,365)         (5,019)
                                         --------    --------     --------        --------
  Earnings before taxes on income......    11,450      18,244       19,305          18,127
Provision for taxes on income..........    (4,695)     (7,480)      (7,916)         (7,432)
                                         --------    --------     --------        --------
  Net earnings.........................  $  6,755    $ 10,764     $ 11,389        $ 10,695
                                         ========    ========     ========        ========
Net earnings per share of common stock:
  Basic................................  $    .28    $    .45     $    .47        $    .45
                                         ========    ========     ========        ========
  Diluted..............................  $    .28    $    .44     $    .47        $    .44
                                         ========    ========     ========        ========

     The unaudited quarterly results for the year ended December 31, 2000 were as follows (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           2000        2000         2000            2000
                                         ---------   --------   -------------   ------------
Revenues...............................  $126,456    $130,208     $129,108        $126,872
Costs and expenses.....................   110,991     107,731      108,247         106,512
Merger related charges (credits).......        --         482           --            (283)
                                         --------    --------     --------        --------
  Operating income.....................    15,465      21,995       20,861          20,643
Equity in earnings of marine
  affiliates...........................       837         804          821             932
Investment income and other income
  (expense)............................       187         114           75             (39)
Minority interests.....................      (343)       (209)        (281)           (133)
Interest expense.......................    (5,863)     (5,964)      (6,089)         (6,001)
                                         --------    --------     --------        --------
  Earnings before taxes on income......    10,283      16,740       15,387          15,402
Provision for taxes on income..........    (4,216)     (6,860)      (6,309)         (6,314)
                                         --------    --------     --------        --------
  Net earnings.........................  $  6,067    $  9,880     $  9,078        $  9,088
                                         ========    ========     ========        ========
Net earnings per share of common stock:
  Basic................................  $    .25    $    .40     $    .37        $    .38
                                         ========    ========     ========        ========
  Diluted..............................  $    .25    $    .40     $    .37        $    .38
                                         ========    ========     ========        ========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(10) QUARTERLY RESULTS (UNAUDITED) -- (CONTINUED)

     Quarterly basic and diluted earnings per share of common stock may not total to the full year per share amounts, as the weighted average number of shares outstanding for each quarter fluctuates as a result of shares repurchased by the Company and the assumed exercise of stock options.

(11) CONTINGENCIES AND COMMITMENTS

     In January 2001, the Environmental Protection Agency ("EPA"), in conjunction with other federal and state law enforcement agencies, initiated an investigation into possible violations of the Clean Water Act at a dry cargo barge cleaning facility in Houston operated by Western Towing Company ("Western"), a division of the Company. The Company has cooperated fully with the authorities in the investigation. The U.S. Attorney for the Southern District of Texas has extended an offer to settle the matter under a plea agreement in which Western would plead guilty to one violation of the Clean Water Act for discharging washwater from the facility in violation of the facility's permit. The maximum fine for such a violation is $500,000. The Company is discussing terms of such a plea agreement with the U.S. Attorney and has made an accrual for this matter which management believes is appropriate under present circumstances.

     The Company and a group of approximately 45 other companies have been notified that they are Potentially Responsible Parties under Comprehensive Environmental Response, Compensation and Liability Act with respect to a potential Superfund site, the Palmer Barge Line Site ("Palmer"), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

     In addition, there are various other suits and claims against the Company, none of which in the opinion of management will have a material effect on the Company's financial condition, results of operations or cash flows. Management has recorded necessary reserves and believes that it has adequate insurance coverage or has meritorious defenses for these other claims and contingencies.

     Certain Significant Risks and Uncertainties. The Company's marine transportation segment is engaged in the inland marine transportation of petrochemical feedstocks, industrial chemicals, agricultural chemicals, refined petroleum products, pressurized products and black oil products by tank barge along the Mississippi River System, Gulf Intracoastal Waterway and Houston Ship Channel. In addition, the segment is engaged in the offshore marine transportation of dry-bulk cargo by barge. Such products are transported between United States ports, with an emphasis on the Gulf of Mexico and along the Atlantic Seaboard and Caribbean Basin ports, with occasional voyages to South American ports.

     The Company's diesel engine services segment is engaged in the overhaul and repair of large medium-speed diesel engines and related parts sales in the marine, power generation and industrial, and railroad markets. The marine market serves vessels powered by large diesel engines utilized in the various inland and offshore marine industries. The power generation and industrial market serves users of diesel engines that provide standby, peak and base load power generation, users of industrial gears such as cement, paper and mining industries, and provides parts for the nuclear industry. The railroad market provides parts and service for diesel-electric locomotives used by shortline, industrial, and certain transit and Class II railroads.

     As of December 31, 2001 and 2000, the marine transportation segment accounted for 90% of the Company's assets and the diesel engine services segment accounted for 6%. Of total consolidated revenues during the 2001 and 2000 years, the marine transportation segment generated 85% and 86%, respectively, and the diesel engine services segment generated 15% and 14%, respectively. Operating profits for the 2001 and 2000 years, excluding equity in earnings of affiliates and general corporate expenses, included a contribution of 91% and 92%, respectively, from the marine transportation segment and 9% and 8%, respectively, from the diesel engine services segment. The increased percentage by the marine transportation segment in each

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(11) CONTINGENCIES AND COMMITMENTS -- (CONTINUED)

category for 2001 over 2000 was primarily due to the leasing of 94 inland tank barges from Dow Union Carbide.

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

     The customer base includes the major industrial petrochemical and chemical manufacturers, agricultural chemical manufacturers and refining companies in the United States. Approximately 70% of the movements of such products are under long-term contracts, ranging from one year to 10 years. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 30 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. The Dow Chemical Company accounted for 12% of the Company's revenues in 2001, 10% in 2000 and 12% in 1999.

     Major customers of the diesel engine services segment include the inland and offshore dry-bulk and tank barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities, the United States Coast Guard and Navy, shortline railroads, industrial owners of locomotives, certain transit and Class II railroads, and power generation, nuclear and industrial companies. The segment operates as an authorized distributor in 17 eastern states and the Caribbean, and as non-exclusive authorized service centers for Electro-Motive Division of General Motors ("EMD") throughout the rest of the United States for marine power generation and industrial applications. The railroad portion of the segment serves as the exclusive distributorship of EMD aftermarket parts sales and services to the shortline and industrial railroad market. The Company also serves as the exclusive distributor of EMD parts to the nuclear industry. The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. The diesel engine services segment's relationship with EMD has been maintained for 36 years. No single customer of the diesel engine services segment accounted for more than 10% of the Company's revenues in 2001, 2000 and 1999.

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

     The Company's marine transportation segment competes principally in markets subject to the Jones Act, a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(11) CONTINGENCIES AND COMMITMENTS -- (CONTINUED)

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

     The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $42,603,000 at December 31, 2001, $35,425,000 of which is a guarantee by the Company of performance of its statutory liability obligations in the event of oil or chemical spills, which is required in order to obtain mandatory Certificates of Financial Responsibility issued by the United States Coast Guard for the Company's vessels. Ninety-seven percent of these instruments have an expiration date within three years. All but $1,624,000 of these financial instruments relate to contingent legal obligations which are covered by the Company's liability insurance program in the event the obligations are incurred. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

(12) SEGMENT DATA

     The Company's operations are classified into two reportable business segments as follows:

     Marine Transportation -- Marine transportation by United States flag vessels on the United States inland waterway system and in United States coastwise trade. The principal products transported on the United States inland waterway system include petrochemical feedstocks, industrial chemicals, agricultural chemicals, refined petroleum products, pressurized products and black oil products. The principal products transported in U.S. coastwise trade include coal, limestone, grain and sugar.

     Diesel Engine Services -- Overhaul and repair of large medium-speed diesel engines, reduction gear repair, and sale of related parts and accessories for customers in the marine, power generation and industrial, and railroad industries.

     The Company's two reportable business segments are managed separately based on fundamental differences in their operations. The Company's accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, minority interests, accounting changes, and nonrecurring items. Intersegment sales for 2001, 2000 and 1999 were not significant.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(12) SEGMENT DATA -- (CONTINUED)

     The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
Revenues:
  Marine transportation..............................  $481,283   $443,203   $290,956
  Diesel engine services.............................    85,601     69,441     74,648
                                                       --------   --------   --------
                                                       $566,884   $512,644   $365,604
                                                       ========   ========   ========
Segment profit (loss):
  Marine transportation..............................  $ 83,074   $ 78,100   $ 47,525
  Diesel engine services.............................     8,111      6,955      7,129
  Other..............................................   (24,059)   (27,243)   (19,262)
                                                       --------   --------   --------
                                                       $ 67,126   $ 57,812   $ 35,392
                                                       ========   ========   ========
Total assets:
  Marine transportation..............................  $681,976   $673,999   $673,882
  Diesel engine services.............................    48,288     45,344     32,890
  Other..............................................    24,207     29,925     46,625
                                                       --------   --------   --------
                                                       $754,471   $749,268   $753,397
                                                       ========   ========   ========
Depreciation and amortization:
  Marine transportation..............................  $ 46,287   $ 45,321   $ 27,876
  Diesel engine services.............................     1,374        691        842
  Other..............................................     2,583      2,192      2,560
                                                       --------   --------   --------
                                                       $ 50,244   $ 48,204   $ 31,278
                                                       ========   ========   ========
Capital expenditures:
  Marine transportation..............................  $ 56,008   $ 43,205   $ 11,735
  Diesel engine services.............................     1,755        351        533
  Other..............................................     1,396      4,127        451
                                                       --------   --------   --------
                                                       $ 59,159   $ 47,683   $ 12,719
                                                       ========   ========   ========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(12) SEGMENT DATA -- (CONTINUED)

     The following table presents the details of "Other" segment profit (loss) for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
General corporate expenses...........................  $ (7,088)  $ (7,053)  $ (4,814)
Interest expense.....................................   (19,038)   (23,917)   (12,838)
Equity in earnings of affiliates.....................     2,950      3,394      2,136
Gain on disposition of assets........................       363      1,161         64
Minority interests...................................      (706)      (966)      (273)
Merger related charges...............................        --       (199)    (4,502)
Investment income and other income (expense).........      (540)       337        965
                                                       --------   --------   --------
                                                       $(24,059)  $(27,243)  $(19,262)
                                                       ========   ========   ========

     The following table presents the details of "Other" total assets as of December 31, 2001, 2000 and 1999 (in thousands):

                                                           2001      2000      1999
                                                          -------   -------   -------
General corporate assets................................  $10,768   $17,141   $31,684
Investments in affiliates...............................   13,439    12,784    14,941
                                                          -------   -------   -------
                                                          $24,207   $29,925   $46,625
                                                          =======   =======   =======

(13) RELATED PARTY TRANSACTIONS

     During 2001, the Company and its subsidiaries paid Knollwood, L.L.C. ("Knollwood"), a company owned by C. Berdon Lawrence, the Chairman of the Board of the Company, $323,000 for air transportation services provided by Knollwood. Such services were in the ordinary course of business of the Company.

     The Company is a 25% member of The Hollywood Camp, L.L.C. ("Hollywood Camp") that owns a hunting facility used by the Company and two other members of the Hollywood Camp primarily for customer entertainment. Knollwood is a 25% member and acts as manager of the facility. The other 50% member is not affiliated with the Company. During 2001, the Company was billed $679,000 by the hunting facility for its share of the facility expenses.

     Walter E. Johnson, a director of the Company, is a 25% limited partner in a limited partnership that owns one barge operated by a subsidiary of the Company, which owns the other 75% interest in the partnership. The partnership was entered into on October 1, 1974. In 2001, Mr. Johnson received $113,500 in proportionate distributions from the partnership, made in the ordinary course of business.

     Southwest Bank of Texas has a 5% participation in the Company's Term Loan. As of December 31, 2001, the outstanding balance of the Term Loan was $184,000,000, of which Southwest Bank of Texas' participation was $9,200,000. Mr. Johnson is Chairman of the Board of Southwest Bank of Texas. Southwest Bank of Texas is one of 14 lenders under the Term Loan, which was consummated in the ordinary course of business of the Company, and before Mr. Johnson's appointment to the Company's board of directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     1. Financial Statements

     Included in Part III of this report:

     Report of KPMG LLP, Independent Accountants, on the financial statements of Kirby Corporation and Consolidated Subsidiaries for the years ended December 31, 2001, 2000 and 1999.

     Consolidated Balance Sheets, December 31, 2001 and 2000.

     Consolidated Statements of Earnings, for the years ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Stockholders' Equity, for the years ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Cash Flows, for the years ended December 31, 2001, 2000 and 1999.

     Notes to Consolidated Financial Statements, for the years ended December 31, 2001, 2000 and 1999.

     2. Financial Statement Schedules

     All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     3. Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended December 31, 2001.

     4. Exhibits

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 3.1       --  Restated Articles of Incorporation of Kirby Exploration
               Company, Inc. (the "Company"), as amended (incorporated by reference to Exhibit 3.1 of the Registrant's 1989
               Registration Statement on Form S-3 (Reg. No. 33-30832)).
 3.2       --  Certificate of Amendment of Restated Articles of
               Incorporation of the Company filed with the Secretary of
               State of Nevada April 30, 1990 (incorporated by reference to
               Exhibit 3.2 of the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1990).
 3.3       --  Bylaws of the Company, as amended (incorporated by reference to Exhibit 2 of the Registrant's July 20, 2000 Registration
               Statement on Form 8A (Reg. No. 01-07615)).
 4.1       --  Indenture, dated as of December 2, 1994, between the Company and Texas Commerce Bank National Association, Trustee,
               (incorporated by reference to Exhibit 4.3 of the
               Registrant's 1994 Registration Statement on Form S-3 (Reg.
               No. 33-56195)).
 4.2       --  Rights Agreement, dated as of July 18, 2000, between Kirby
               Corporation and Fleet National Bank, a national bank
               association, which includes the Form of Resolutions
               Establishing Designations, Preference and Rights of Series A
               Junior Participating Preferred Stock of Kirby Corporation,
               the form of Rights Certificate and the Summary of Rights
               (incorporated by reference to Exhibit 4.1 of the
               Registrant's Current Report on Form 8-K dated July 18,
               2000).
10.1+      --  1982 Stock Option Plan for Kirby Exploration Company, and
               forms of option agreements provided for thereunder and
               related documents (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1982).
10.2+      --  Amendment to 1982 Stock Option Plan for Kirby Exploration
               Company (incorporated by reference to Exhibit 10.5 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1986).
10.3       --  Indemnification Agreement, dated April 29, 1986, between the
               Company and each of its Directors and certain key employees
               (incorporated by reference to Exhibit 10.11 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1986).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.4+      --  1989 Employee Stock Option Plan for the Company, as amended
               (incorporated by reference to Exhibit 10.11 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1989).
10.5+      --  1989 Director Stock Option Plan for the Company, as amended
               (incorporated by reference to Exhibit 10.12 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1989).
10.6       --  Note Purchase Agreement, dated as of August 12, 1992, among
               Dixie Carriers, Inc., The Variable Annuity Life Insurance
               Company, Provident Mutual Life and Annuity Company of
               America, among others (incorporated by reference to Exhibit
               10.1 of the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended September 30, 1992).
10.7+      --  Deferred Compensation Agreement dated August 12, 1985
               between Dixie Carriers, Inc., and J. H. Pyne (incorporated by reference to Exhibit 10.19 of the Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1992).
10.8       --  Agreement and Plan of Merger, dated April 1, 1993, among
               Kirby Corporation, AFRAM Carriers, Inc. and AFRAM Lines
               (USA) Co., Ltd. and the shareholders of AFRAM Lines (USA)
               Co., Ltd. (incorporated by reference to Exhibit 2.1 of the
               Registrant's Current Report on Form 8-K dated May 3, 1993).
10.9+      --  1994 Employee Stock Option Plan for Kirby Corporation
               (incorporated by reference to Exhibit 10.21 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1993).
10.10+     --  1994 Nonemployee Director Stock Option Plan for Kirby
               Corporation (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1993).
10.11+     --  1993 Stock Option Plan of Kirby Corporation for Robert G.
               Stone, Jr. (incorporated by reference to Exhibit 10.23 of
               the Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1993).
10.12+     --  Amendment to 1989 Director Stock Option Plan for Kirby
               Exploration Company, Inc. (incorporated by reference to
               Exhibit 10.24 of the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1993).
10.13      --  Purchase Agreement, dated November 16, 1994, by and between
               The Dow Chemical Company and Dow Hydrocarbons and Resources,
               Inc., and Dixie Marine, Inc. (incorporated by reference to
               Exhibit 10.25 of the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1994).
10.14      --  Distribution Agreement, dated December 2, 1994, by and among
               Kirby Corporation and Merrill Lynch, Pierce, Fenner & Smith
               Incorporated, Salomon Brothers Inc, and Wertheim Schroder &
               Co. Incorporated (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K dated
               December 9, 1994).
10.15+     --  1996 Employee Stock Option Plan for Kirby Corporation
               (incorporated by reference to Exhibit 10.24 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1996).
10.16+     --  Amendment No. 1 to the 1994 Employee Stock Option Plan for
               Kirby Corporation (incorporated by reference to Exhibit
               10.25 of the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1996).
10.17      --  Credit Agreement, dated September 19, 1997, among Kirby
               Corporation, the Banks named therein, and Texas Commerce
               Bank National Association as Agent and Funds Administrator
               (incorporated by reference to Exhibit 10.0 of the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
10.18      --  First Amendment to Credit Agreement, dated January 30, 1998, among Kirby Corporation, the Banks named therein, and Chase
               Bank of Texas, N.A. as Agent and Funds Administrator
               (incorporated by reference to Exhibit B2 of the Registrant's
               Tender Offer Statement on Schedule 13E-4 filed with the
               Securities and Exchange Commission on February 17, 1998).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.19      --  Asset Purchase Agreement, dated January 28, 1998, by and between Hvide Marine Incorporated, Sabine Transportation
               Company (an Iowa corporation), Kirby Corporation, Sabine
               Transportation Company (a Delaware corporation) and Kirby
               Tankships, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated March 25,
               1998).
10.20      --  Second Amendment to Credit Agreement, dated November 30,
               1998, among Kirby Corporation, the Banks named therein, and
               Chase Bank of Texas, N.A. as Agent and Funds Administrator
               (incorporated by reference to Exhibit 10.22 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1998).
10.21      --  Agreement and Plan of Merger, dated July 28, 1999, by and among Kirby Corporation, Kirby Inland Marine, Inc.,
               Hollywood Marine, Inc., C. Berdon Lawrence, and Robert B.
               Egan and Eddy J. Rogers, Jr., as Co-Trustees under certain
               Berdon Lawrence Trusts (incorporated by reference to Exhibit
               2.1 of the Registrant's Current Report on Form 8-K dated
               July 30, 1999).
10.22      --  Credit Facility, dated as of October 12, 1999, among Kirby
               Corporation, the Banks named therein, Chase Bank of Texas,
               National Association as Administrative Agent, Bank of
               America, N.A. as Syndication Agent, and Bank One, Texas,
               N.A. as Documentation Agent (incorporated by reference to
               Exhibit 10.1 of the Registrant's Current Report on Form 8-K
               dated October 14, 1999).
10.23+     --  2001 Employee Stock Option Plan for Kirby Corporation
               (incorporated by reference to Exhibit 10.23 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 2000).
10.24      --  Third Amendment to Credit Agreement, dated November 5, 2001, among Kirby Corporation, the Banks named therein, and The
               Chase Manhattan Bank as Agent and Funds Administrator
               (incorporated by reference to Exhibit 10.1 of the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.25      --  First Amendment to Credit Agreement, dated November 5, 2001, among Kirby Corporation, the Banks named herein, The Chase
               Manhattan Bank as Administrative Agent, Bank of America N.A.
               as syndication Agent, and Bank One, Texas, N.A. as
               Documentation Agent (incorporated by reference to Exhibit
               10.2 of the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended September 30, 2001).
10.26*+    --  Nonemployee Director Compensation Program.
10.27*+    --  2000 Nonemployee Director Stock Option Plan.
21.1*      --  Principal Subsidiaries of the Registrant.
23.1*      --  Consent of KPMG LLP.

---------------

* Filed herewith

+ Management contract, compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KIRBY CORPORATION
                                          (Registrant)

                                          By:      /s/ NORMAN W. NOLEN
                                            ------------------------------------
                                                     Norman W. Nolen
                                                 Executive Vice President

Dated: March 6, 2002

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

                    SIGNATURE                                     CAPACITY                     DATE
                    ---------                                     --------                     ----

              /s/ C. BERDON LAWRENCE                 Chairman of the Board and Director    March 6, 2002
 ------------------------------------------------              of the Company
                C. Berdon Lawrence

                  /s/ J. H. PYNE                     President, Director of the Company    March 6, 2002
 ------------------------------------------------      and Principal Executive Officer
                    J. H. Pyne

               /s/ NORMAN W. NOLEN                        Executive Vice President,        March 6, 2002
 ------------------------------------------------     Treasurer, Assistant Secretary of
                 Norman W. Nolen                     the Company and Principal Financial
                                                                   Officer

              /s/ G. STEPHEN HOLCOMB                     Vice President, Controller,       March 6, 2002
 ------------------------------------------------    Assistant Secretary of the Company
                G. Stephen Holcomb                    and Principal Accounting Officer

                 /s/ C. SEAN DAY                           Director of the Company         March 6, 2002
 ------------------------------------------------
                   C. Sean Day

                 /s/ BOB G. GOWER                          Director of the Company         March 6, 2002
 ------------------------------------------------
                   Bob G. Gower

              /s/ WALTER E. JOHNSON                        Director of the Company         March 6, 2002
 ------------------------------------------------
                Walter E. Johnson

            /s/ WILLIAM M. LAMONT, JR.                     Director of the Company         March 6, 2002
 ------------------------------------------------
              William M. Lamont, Jr.

           /s/ GEORGE A. PETERKIN, JR.                     Director of the Company         March 6, 2002
 ------------------------------------------------
             George A. Peterkin, Jr.

             /s/ ROBERT G. STONE, JR.                      Director of the Company         March 6, 2002
 ------------------------------------------------
               Robert G. Stone, Jr.

               /s/ RICHARD C. WEBB                         Director of the Company         March 6, 2002
 ------------------------------------------------
                 Richard C. Webb

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 3.1       --  Restated Articles of Incorporation of Kirby Exploration
               Company, Inc. (the "Company"), as amended (incorporated by reference to Exhibit 3.1 of the Registrant's 1989
               Registration Statement on Form S-3 (Reg. No. 33-30832)).
 3.2       --  Certificate of Amendment of Restated Articles of
               Incorporation of the Company filed with the Secretary of
               State of Nevada April 30, 1990 (incorporated by reference to
               Exhibit 3.2 of the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1990).
 3.3       --  Bylaws of the Company, as amended (incorporated by reference to Exhibit 2 of the Registrant's July 20, 2000 Registration
               Statement on Form 8A (Reg. No. 01-07615)).
 4.1       --  Indenture, dated as of December 2, 1994, between the Company and Texas Commerce Bank National Association, Trustee,
               (incorporated by reference to Exhibit 4.3 of the
               Registrant's 1994 Registration Statement on Form S-3 (Reg.
               No. 33-56195)).
 4.2       --  Rights Agreement, dated as of July 18, 2000, between Kirby
               Corporation and Fleet National Bank, a national bank
               association, which includes the Form of Resolutions
               Establishing Designations, Preference and Rights of Series A
               Junior Participating Preferred Stock of Kirby Corporation,
               the form of Rights Certificate and the Summary of Rights
               (incorporated by reference to Exhibit 4.1 of the
               Registrant's Current Report on Form 8-K dated July 18,
               2000).
10.1+      --  1982 Stock Option Plan for Kirby Exploration Company, and
               forms of option agreements provided for thereunder and
               related documents (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1982).
10.2+      --  Amendment to 1982 Stock Option Plan for Kirby Exploration
               Company (incorporated by reference to Exhibit 10.5 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1986).
10.3       --  Indemnification Agreement, dated April 29, 1986, between the
               Company and each of its Directors and certain key employees
               (incorporated by reference to Exhibit 10.11 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1986).
10.4+      --  1989 Employee Stock Option Plan for the Company, as amended
               (incorporated by reference to Exhibit 10.11 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1989).
10.5+      --  1989 Director Stock Option Plan for the Company, as amended
               (incorporated by reference to Exhibit 10.12 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1989).
10.6       --  Note Purchase Agreement, dated as of August 12, 1992, among
               Dixie Carriers, Inc., The Variable Annuity Life Insurance
               Company, Provident Mutual Life and Annuity Company of
               America, among others (incorporated by reference to Exhibit
               10.1 of the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended September 30, 1992).
10.7+      --  Deferred Compensation Agreement dated August 12, 1985
               between Dixie Carriers, Inc., and J. H. Pyne (incorporated by reference to Exhibit 10.19 of the Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1992).
10.8       --  Agreement and Plan of Merger, dated April 1, 1993, among
               Kirby Corporation, AFRAM Carriers, Inc. and AFRAM Lines
               (USA) Co., Ltd. and the shareholders of AFRAM Lines (USA)
               Co., Ltd. (incorporated by reference to Exhibit 2.1 of the
               Registrant's Current Report on Form 8-K dated May 3, 1993).
10.9+      --  1994 Employee Stock Option Plan for Kirby Corporation
               (incorporated by reference to Exhibit 10.21 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1993).
10.10+     --  1994 Nonemployee Director Stock Option Plan for Kirby
               Corporation (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1993).
10.11+     --  1993 Stock Option Plan of Kirby Corporation for Robert G.
               Stone, Jr. (incorporated by reference to Exhibit 10.23 of
               the Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1993).
10.12+     --  Amendment to 1989 Director Stock Option Plan for Kirby
               Exploration Company, Inc. (incorporated by reference to
               Exhibit 10.24 of the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1993).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.13      --  Purchase Agreement, dated November 16, 1994, by and between
               The Dow Chemical Company and Dow Hydrocarbons and Resources,
               Inc., and Dixie Marine, Inc. (incorporated by reference to
               Exhibit 10.25 of the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1994).
10.14      --  Distribution Agreement, dated December 2, 1994, by and among
               Kirby Corporation and Merrill Lynch, Pierce, Fenner & Smith
               Incorporated, Salomon Brothers Inc, and Wertheim Schroder &
               Co. Incorporated (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K dated
               December 9, 1994).
10.15+     --  1996 Employee Stock Option Plan for Kirby Corporation
               (incorporated by reference to Exhibit 10.24 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1996).
10.16+     --  Amendment No. 1 to the 1994 Employee Stock Option Plan for
               Kirby Corporation (incorporated by reference to Exhibit
               10.25 of the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1996).
10.17      --  Credit Agreement, dated September 19, 1997, among Kirby
               Corporation, the Banks named therein, and Texas Commerce
               Bank National Association as Agent and Funds Administrator
               (incorporated by reference to Exhibit 10.0 of the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
10.18      --  First Amendment to Credit Agreement, dated January 30, 1998, among Kirby Corporation, the Banks named therein, and Chase
               Bank of Texas, N.A. as Agent and Funds Administrator
               (incorporated by reference to Exhibit B2 of the Registrant's
               Tender Offer Statement on Schedule 13E-4 filed with the
               Securities and Exchange Commission on February 17, 1998).
10.19      --  Asset Purchase Agreement, dated January 28, 1998, by and between Hvide Marine Incorporated, Sabine Transportation
               Company (an Iowa corporation), Kirby Corporation, Sabine
               Transportation Company (a Delaware corporation) and Kirby
               Tankships, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated March 25,
               1998).
10.20      --  Second Amendment to Credit Agreement, dated November 30,
               1998, among Kirby Corporation, the Banks named therein, and
               Chase Bank of Texas, N.A. as Agent and Funds Administrator
               (incorporated by reference to Exhibit 10.22 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1998).
10.21      --  Agreement and Plan of Merger, dated July 28, 1999, by and among Kirby Corporation, Kirby Inland Marine, Inc.,
               Hollywood Marine, Inc., C. Berdon Lawrence, and Robert B.
               Egan and Eddy J. Rogers, Jr., as Co-Trustees under certain
               Berdon Lawrence Trusts (incorporated by reference to Exhibit
               2.1 of the Registrant's Current Report on Form 8-K dated
               July 30, 1999).
10.22      --  Credit Facility, dated as of October 12, 1999, among Kirby
               Corporation, the Banks named therein, Chase Bank of Texas,
               National Association as Administrative Agent, Bank of
               America, N.A. as Syndication Agent, and Bank One, Texas,
               N.A. as Documentation Agent (incorporated by reference to
               Exhibit 10.1 of the Registrant's Current Report on Form 8-K
               dated October 14, 1999).
10.23+     --  2001 Employee Stock Option Plan for Kirby Corporation
               (incorporated by reference to Exhibit 10.23 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 2000).
10.24      --  Third Amendment to Credit Agreement, dated November 5, 2001, among Kirby Corporation, the Banks named therein, and The
               Chase Manhattan Bank as Agent and Funds Administrator
               (incorporated by reference to Exhibit 10.1 of the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.25      --  First Amendment to Credit Agreement, dated November 5, 2001, among Kirby Corporation, the Banks named herein, The Chase
               Manhattan Bank as Administrative Agent, Bank of America N.A.
               as syndication Agent, and Bank One, Texas, N.A. as
               Documentation Agent (incorporated by reference to Exhibit
               10.2 of the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended September 30, 2001).
10.26*+    --  Nonemployee Director Compensation Program.
10.27*+    --  2000 Nonemployee Director Stock Option Plan.
21.1*      --  Principal Subsidiaries of the Registrant.
23.1*      --  Consent of KPMG LLP.

---------------

* Filed herewith

+ Management contract, compensatory plan or arrangement.