Form 10-Q
period 2002-03-31
KIRBY CORP
filed 2002-05-09
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the quarter ended March 31, 2002

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

                              Yes [X]        No [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on May 9, 2002 was 24,131,000.

                         PART I - FINANCIAL INFORMATION

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                       March 31,     December 31,
                                                          2002           2001
                                                      ------------   ------------
                                                           ($ in thousands)
Current assets:
     Cash and cash equivalents                        $        242   $      1,850
     Accounts receivable:
       Trade - less allowance for doubtful accounts         72,143         78,677
       Insurance claims and other                            6,877          5,420
     Inventory - finished goods                             17,809         15,105
     Prepaid expenses                                        9,544          9,082
     Deferred income taxes                                   3,463          3,113
                                                      ------------   ------------

         Total current assets                              110,078        113,247
                                                      ------------   ------------


Property and equipment                                     794,399        776,157
     Less accumulated depreciation                         320,656        309,918
                                                      ------------   ------------

                                                           473,743        466,239
                                                      ------------   ------------


Investment in marine affiliates                             13,578         13,439
Goodwill - net                                             156,726        156,726
Other assets                                                 3,975          4,820
                                                      ------------   ------------

                                                      $    758,100   $    754,471
                                                      ============   ============




            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               March 31,      December 31,
                                                                  2002            2001
                                                              ------------    ------------
                                                                    ($ in thousands)
Current liabilities:
    Current portion of long-term debt                         $        335    $        335
    Income taxes payable                                             7,964           2,997
    Accounts payable                                                40,241          35,378
    Accrued liabilities                                             46,429          54,097
    Deferred revenues                                                3,170           4,250
                                                              ------------    ------------

           Total current liabilities                                98,139          97,057
                                                              ------------    ------------

Long-term debt - less current portion                              241,818         249,402
Deferred income taxes                                               89,480          89,542
Minority interests                                                   2,557           2,819
Other long-term liabilities                                         13,072          14,629
                                                              ------------    ------------

                                                                   346,927         356,392
                                                              ------------    ------------

Contingencies and commitments                                           --              --

Stockholders' equity:
    Preferred stock, $1.00 par value per share.  Authorized
       20,000,000 shares                                                --              --
    Common stock, $.10 par value per share.  Authorized
       60,000,000 shares, issued 30,907,000 shares                   3,091           3,091
    Additional paid-in capital                                     176,125         176,074
    Accumulated other comprehensive income                          (2,186)         (3,364)
    Retained earnings                                              251,019         242,211
                                                              ------------    ------------
                                                                   428,049         418,012
    Less cost of 6,776,000 shares in treasury (6,892,000 at
       December 31, 2001)                                          115,015         116,990
                                                              ------------    ------------

                                                                   313,034         301,022
                                                              ------------    ------------

                                                              $    758,100    $    754,471
                                                              ============    ============




            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                               Three months ended
                                                    March 31,
                                            ------------------------
                                               2002          2001
                                            ----------    ----------
                                            ($ in thousands, except
                                               per share amounts)
Revenues:
    Marine transportation                   $  108,990    $  111,951
    Diesel engine services                      22,447        21,177
                                            ----------    ----------

                                               131,437       133,128
                                            ----------    ----------
Costs and expenses:
    Costs of sales and operating expenses       83,470        84,891
    Selling, general and administrative         17,200        17,102
    Taxes, other than on income                  2,349         2,704
    Depreciation and other amortization         11,522        10,563
    Amortization of goodwill                        --         1,530
    Gain on disposition of assets                 (141)          (13)
                                            ----------    ----------

                                               114,400       116,777
                                            ----------    ----------

        Operating income                        17,037        16,351
Equity in earnings of marine affiliates            803           716
Other expense                                     (127)         (473)
Interest expense                                (3,507)       (5,144)
                                            ----------    ----------

        Earnings before taxes on income         14,206        11,450
Provision for taxes on income                    5,398         4,695
                                            ----------    ----------

        Net earnings                        $    8,808    $    6,755
                                            ==========    ==========

Net earnings per share of common stock:
    Basic                                   $      .37    $      .28
                                            ==========    ==========
    Diluted                                 $      .36    $      .28
                                            ==========    ==========



            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Three months ended March 31,
                                                                           -------------------------------
                                                                               2002               2001
                                                                           ------------       ------------
                                                                                  ($ in thousands)
Cash flows from operating activities:
  Net earnings                                                             $      8,808       $      6,755
  Adjustments to reconcile net earnings to net cash provided by operations:
    Depreciation and amortization                                                11,522             12,093
    Provision (credit) for deferred income taxes                                 (1,047)              (138)
    Equity in earnings of marine affiliates, net of distributions and
     contributions                                                                 (139)               509
    Other                                                                            61                433
    Increase in cash flows resulting from changes in operating
     working capital                                                              3,976              7,520
                                                                           ------------       ------------
      Net cash provided by operating activities                                  23,181             27,172
                                                                           ------------       ------------

Cash flows from investing activities:
  Capital expenditures                                                          (17,320)           (15,272)
  Acquisition of marine equipment                                                (2,800)                --
  Proceeds from disposition of assets                                             1,256                 29
  Other                                                                              --                 10
                                                                           ------------       ------------
      Net cash used in investing activities                                     (18,864)           (15,233)
                                                                           ------------       ------------

Cash flows from financing activities:
  Borrowings (payments) on bank credit facilities, net                           42,500            (18,100)
  Payments on long-term debt                                                    (50,084)               (84)
  Proceeds from exercise of stock options                                         2,022              2,287
  Other                                                                            (363)              (384)
                                                                           ------------       ------------
      Net cash used  in financing activities                                     (5,925)           (16,281)
                                                                           ------------       ------------
      Decrease in cash and cash equivalents                                      (1,608)            (4,342)

Cash and cash equivalents, beginning of year                                      1,850              4,658
                                                                           ------------       ------------
Cash and cash equivalents, end of period                                   $        242       $        316
                                                                           ============       ============
Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                                               $      4,569       $      4,050
    Income taxes                                                           $      1,478       $        215



            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001, and the results of operations for the three months ended March 31, 2002 and 2001.

(1)      BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(2)      CHANGES IN ACCOUNTING METHODS

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142, issued in July 2001, requires that amortization of goodwill will cease and be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142, and that intangible assets other than goodwill be amortized over their useful lives. The Company did not incur any transitional impairment losses or gains as a result of adopting SFAS No. 142.

         Amortization of goodwill for the 2001 first quarter was $1,565,000, or $.07 basic and diluted earnings per share. The following table sets forth the reported and adjusted net earnings, and basic and diluted earnings per share, for the three months ended March 31, 2001 (in thousands, except per share amounts):

                                                                     Three months ended
                                                                       March 31, 2001
                                                                     ------------------
Reported net earnings                                                    $    6,755
Amortization of goodwill - marine transportation                              1,403
Amortization of goodwill - diesel engine services                               127
Amortization of goodwill - equity in earnings of marine affiliates               35
                                                                         ----------
      Adjusted net earnings                                              $    8,320
                                                                         ==========

Reported basic earnings per share                                        $      .28
Amortization of goodwill                                                        .07
                                                                         ----------
      Adjusted basic earnings per share                                  $      .35
                                                                         ==========

Reported diluted earnings per share                                      $      .28
Amortization of goodwill                                                        .07
                                                                         ----------
      Adjusted diluted earnings per share                                $      .35
                                                                         ==========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2)      CHANGES IN ACCOUNTING METHODS - (Continued)

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144, issued in August 2001, addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale, as well as to resolve implementation issues related to SFAS No. 121, while retaining many of the fundamental provisions of SFAS No. 121. The adoption of SFAS No. 144 had no effect on the Company's financial position or results of operations.

(3)      COMPREHENSIVE INCOME

         The Company's total comprehensive income for the three months ended March 31, 2002 and 2001 were as follows (in thousands):

                                                                Three months ended March 31,
                                                               ------------------------------
                                                                   2002              2001
                                                               ------------      ------------
Net earnings                                                   $      8,808      $      6,755
Change in fair value of derivative financial instruments,
     net of tax                                                       1,178            (1,088)
                                                               ------------      ------------

         Total comprehensive income                            $      9,986      $      5,667
                                                               ============      ============

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4)      SEGMENT INFORMATION

         The following table sets forth the Company's revenues and profit (loss) by reportable segment for the three months ended March 31, 2002 and 2001 and total assets as of March 31, 2002 and December 31, 2001 (in thousands):

                                   Three months ended March 31,
                                 -------------------------------
                                     2002               2001
                                 ------------       ------------
Revenues:
     Marine transportation       $    108,990       $    111,951
     Diesel engine services            22,447             21,177
                                 ------------       ------------
                                 $    131,437       $    133,128
                                 ============       ============

Segment profit (loss):
     Marine transportation       $     15,961       $     15,750
     Diesel engine services             2,371              2,229
     Other                             (4,126)            (6,529)
                                 ------------       ------------
                                 $     14,206       $     11,450
                                 ============       ============

                                  March 31,        December 31,
                                     2002              2001
                                 ------------      ------------
Total assets:
     Marine transportation       $    680,682      $    681,976
     Diesel engine services            55,113            48,288
     Other                             22,305            24,207
                                 ------------      ------------
                                 $    758,100      $    754,471
                                 ============      ============

         The following table presents the details of "Other" segment profit
(loss) for the three months ended March 31, 2002 and 2001 (in thousands):

                                              Three months ended March 31,
                                             -------------------------------
                                                 2002               2001
                                             ------------       ------------
General corporate expenses                   $     (1,436)      $     (1,641)
Gain on disposition of assets                         141                 13
Interest expense                                   (3,507)            (5,144)
Equity in earnings of marine affiliates               803                716
Other expense                                        (127)              (473)
                                             ------------       ------------
                                             $     (4,126)      $     (6,529)
                                             ============       ============

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4)      SEGMENT INFORMATION - (Continued)

         The following table presents the details of "Other" total assets as of March 31, 2002 and December 31, 2001 (in thousands):

                                   March 31,     December 31,
                                      2002           2001
                                  ------------   ------------
General corporate assets          $      8,727   $     10,768
Investment in marine affiliates         13,578         13,439
                                  ------------   ------------
                                  $     22,305   $     24,207
                                  ============   ============

(5)      TAXES ON INCOME

         Details of the provision for taxes on income for the three months ended March 31, 2002 and 2001 were as follows (in thousands):


                                      Three months ended
                                           March 31,
                                 ----------------------------
                                     2002            2001
                                 ------------    ------------
Provision for taxes on income:
       Current                   $      6,130    $      4,293
       Deferred                        (1,047)           (112)
       State and local                    315             514
                                 ------------    ------------
                                 $      5,398    $      4,695
                                 ============    ============

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6)      EARNINGS PER SHARE

         The following table presents the components of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 (in thousands, except per share amounts):

                                                           Three months ended
                                                                March 31,
                                                       ---------------------------
                                                           2002           2001
                                                       ------------   ------------
Net earnings                                           $      8,808   $      6,755
                                                       ============   ============

Basic earnings per share:
Weighted average number of common shares outstanding         24,079         23,987
                                                       ============   ============

     Basic earnings per share                          $        .37   $        .28
                                                       ============   ============

Diluted earnings per share:
Weighted average number of common shares outstanding         24,079         23,987
Dilutive shares applicable to stock options                     466            108
                                                       ------------   ------------

     Shares applicable to diluted earnings                   24,545         24,095
                                                       ============   ============

     Diluted earnings per share                        $        .36   $        .28
                                                       ============   ============

         Certain outstanding options to purchase approximately 494,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2001, as such stock options would have been antidilutive. No options were excluded in the computation of diluted earnings per share as of March 31, 2002.

(7)      CONTINGENCIES

         In January 2001, the Environmental Protection Agency ("EPA"), in conjunction with other federal and state law enforcement agencies, initiated an investigation into possible violations of the Clean Water Act at a dry cargo barge cleaning facility in Houston operated by Western Towing Company ("Western"), a division of the Company. The Company has cooperated fully with the authorities in the investigation. Western has entered into a plea agreement with the U.S. Attorney for the Southern District of Texas in which Western plead guilty to one violation of the Clean Water Act for discharging washwater from the facility in violation of the facility's permit. The maximum fine for such a violation is $500,000. The Company has made an accrual for this matter which management believes is appropriate under present circumstances.

         The Company and a group of approximately 45 other companies have been notified that they are Potentially Responsible Parties under Comprehensive Environmental Response, Compensation and Liability Act with respect to a potential Superfund site, the Palmer Barge Line Site ("Palmer"), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7)      CONTINGENCIES - (Continued)

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

         The Company, through its marine transportation segment, is a provider of inland marine transportation services, operating a fleet of 875 inland tank barges, with 15.5 million barrels of capacity, and 212 inland towing vessels, transporting industrial petrochemicals, refined petroleum products, black oil and agricultural chemicals along the United States inland waterways. The marine transportation segment also operates one offshore dry-bulk barge and tug unit and serves as managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The partnership is accounted for under the equity method of accounting. The segment is strictly a provider of transportation services for its customers and does not assume ownership of any of the products that it transports.

         The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair large medium-speed diesel engines and reduction gears, and maintains facilities to rebuild component parts or entire large medium-speed diesel engines or entire reduction gears. The segment services the marine, standby power generation, industrial, nuclear and railroad markets.

RESULTS OF OPERATIONS

         The Company reported net earnings of $8,808,000, or $.36 per share, on revenues of $131,437,000 for the 2002 first quarter, compared with $6,755,000, or $.28 per share, on revenues of $133,128,000.

         For purposes of this Management's Discussion, all earnings per share are "Diluted earnings per share." The weighted number of common shares applicable to diluted earnings for the 2002 and 2001 first quarter were 24,545,000 and 24,095,000, respectively. The increase in the weighted average number of common shares for the 2002 first quarter compared with the 2001 first quarter reflected shares issued under the Company's employee stock option plans, partially offset by open market stock repurchases during the third quarter of 2001.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

         The following table sets forth the Company's revenues and percentage of such revenues for the three months ended March 31, 2002 compared with the three months ended March 31, 2001 (dollars in thousands):

                                    Three months ended March 31,
                            --------------------------------------------
                                    2002                    2001              Increase (decrease)
                            --------------------    --------------------     ---------------------
                            Amounts        %        Amounts        %         Amounts         %
                            --------    --------    --------    --------     --------     --------
Revenues:
   Marine transportation    $108,990          83%   $111,951          84%    $ (2,961)          (3)%
   Diesel engine services     22,447          17      21,177          16        1,270            6
                            --------    --------    --------    --------     --------     --------
                            $131,437         100%   $133,128         100%    $ (1,691)          (1)%
                            ========    ========    ========    ========     ========     ========

         Revenues for the marine transportation segment decreased 3% for the 2002 first quarter compared with the 2001 first quarter. The decrease reflected the continued weak petrochemical volumes, the result of the sluggish economy, as well as lower than normal refined products and liquid fertilizer volumes. Partially offsetting the volume declines was the full quarter impact of the leasing of 94 inland tank barges from Dow Union Carbide in February 2001.

         Historically, approximately 60% of the marine transportation revenues are from petrochemical volumes. The petrochemical market has remained weak since the third quarter of 2000. Petrochemical volumes for the 2002 first quarter were approximately 10 to 12% lower when compared with market highs in the second quarter of 2000. Refined products volumes, typically representing approximately 20% of revenues, began the 2002 first quarter strong, however, declined during the quarter due to high Midwest refined product inventories. In addition, a new refined products pipeline from the Gulf Coast to the Midwest went online during the 2002 first quarter, negatively impacting the volumes moved by inland tank barges. Liquid fertilizer volumes, representing approximately 10% of transportation revenues, were also less when compared with the 2001 first quarter due to high Midwest fertilizer inventory levels. Black oil volumes, representing approximately 10% of transportation revenues, were at expected levels.

         For the 2001 first quarter, upriver refined products, liquid fertilizer and black oil volumes were all unseasonably strong, offsetting weak petrochemical volumes. The strong refined product volumes were the result of low Midwest inventory levels. The liquid fertilizer demand was driven by high natural gas prices, which caused the U.S. manufacturers of nitrogen based fertilizer to curtail production. The strong U.S. liquid fertilizer demand, the result of low Midwest inventory levels, was met by foreign manufacturers. The significant importation of fertilizer resulted in a disruption of the traditional U.S. rail and barge distribution patterns and created additional barging opportunities for the marine transportation segment. The unseasonably strong black oil demand was driven by high crude and natural gas pricing, creating a better market for residual fuel as a natural gas substitute for boiler fuel, as well as the high demand for asphalt for use in the active rebuilding of the U.S. highway infrastructure.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

         Contract renewals during the 2002 first quarter were modestly higher, generally inflationary increases. Spot market rates during the quarter declined approximately 10 to 15%, as weak petrochemical and refined products volumes created lower utilization and excess capacity industry wide. During the 2002 first quarter, approximately 70% of movements were under term contracts and approximately 30% were spot market movements.

         During the 2002 and 2001 first quarters, the marine transportation operations were hampered by adverse weather conditions, causing delays and increasing transit times. For the 2002 first quarter, the delays were primarily along the Gulf Coast, consisting of heavy fog and winter frontal systems. For the 2001 first quarter, weather conditions were more severe, the result of heavy fog and winter frontal systems along the Gulf Coast, as well as ice on the Illinois River resulting in the closure of the river for the majority of January 2001.

         The diesel engine services segment's revenues for the 2002 first quarter increased 6% compared with the 2001 first quarter revenues, reflecting a strong nuclear market and East Coast marine market. The nuclear segment repairs and sells parts for diesel engines used for auxiliary power units to nuclear power plants. A July 2001 agreement to distribute replacement parts for locomotive engines used by U.S. transit and Class II railroads also positively impacted the 2002 first quarter. The Gulf Coast oil service market, weak since the second half of 2001, remained weak during the 2002 first quarter.

         For the 2001 first quarter, the diesel engine services segment revenues reflected the full quarter impact of two diesel engine service company acquisitions, one acquired in October 2000 and one in November 2000. The diesel engine services segment revenues also benefited from a strong East Coast field service market, a favorable Great Lakes market and a strong Gulf Coast drilling and offshore supply vessel market.

         The following table sets forth the costs and expenses for the three months ended March 31, 2002 compared with the three months ended March 31, 2001 (dollars in thousands):

                                                  Three months ended March 31,
                                          ----------------------------------------------
                                                  2002                     2001               Increase (decrease)
                                          ---------------------    ---------------------     ---------------------
                                          Amounts         %        Amounts         %         Amounts         %
                                          --------     --------    --------     --------     --------     --------
Costs and expenses:
  Costs of sales and operating expenses   $ 83,470           73%   $ 84,891           73%    $ (1,421)          (2)%
  Selling, general and administrative       17,200           15      17,102           15           98            1
  Taxes, other than on income                2,349            2       2,704            2         (355)         (13)
  Depreciation and other amortization       11,522           10      10,563            9          959            9
  Amortization of goodwill                      --           --       1,530            1       (1,530)         100
  Gain on disposition of assets               (141)          --         (13)          --         (128)        (985)
                                          --------     --------    --------     --------     --------     --------
                                          $114,400          100%   $116,777          100%    $ (2,377)          (2)%
                                          ========     ========    ========     ========     ========     ========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

         Total costs and expenses, excluding interest expense, for the 2002 first quarter decreased 2% compared with the 2001 first quarter. The 2001 first quarter included $1,530,000 of goodwill amortization expense. In the 2002 first quarter, the Company adopted SFAS No, 142, and accordingly, ceased the amortization of goodwill, replacing the amortization with periodic tests of the goodwill's impairment at least annually.

         Costs of sales and operating expenses for the 2002 first quarter were 2% lower than the corresponding 2001 quarter, reflecting the 1% decrease in consolidated revenues. During the 2002 first quarter, the marine transportation segment released three chartered-in towboats and placed ten boats in the inactive status due to the slowdown of petrochemical, refined products and liquid fertilizer volumes. As stated above, the 2002 first quarter and to a greater extent the 2001 first quarter, were negatively impacted by weather conditions, which decreased revenues and increased operating expenses. Ice conditions, fog, frontal systems, and high water require additional horsepower to complete movements, additional fuel and other variable expenses associated with longer transit times.

         Selling, general and administrative expenses for the 2002 first quarter were 1% higher than the 2001 first quarter, primarily the result of annual salary increases effective January 2002, partially offset by lower professional fees.

         Taxes, other than on income were 13% lower for the 2002 first quarter compared with the prior year's corresponding quarter. The decrease was primarily due to lower waterway use taxes, the result of decreased business levels, and lower franchise taxes attributable to a legal restructuring.

         Depreciation and other amortization expense for the 2002 first quarter was 9% higher than the 2001 first quarter. The increase reflected new inland tank barge additions during 2001 and the 2002 first quarter, and the decreasing of the remaining useful lives of certain older barges to correspond with the anticipated retirement dates of such barges.

         The Company reported net gains on disposition of assets of $141,000 and $13,000 in the 2002 and 2001 first quarters, respectively. The net gains were predominately from the sale of marine equipment.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

         The following tables set forth the operating income and operating margins by segment for the three months ended March 31, 2002 compared with the three months ended March 31, 2001 (dollars in thousands):

                                    Three months ended March 31,
                         --------------------------------------------------
                                   2002                      2001
                         -----------------------    -----------------------            Increase
                         Operating    Operating     Operating    Operating     -----------------------
                           income       margin        Income       margin        Amounts        %
                         ----------   ----------    ----------   ----------    ----------   ----------
Marine transportation    $   15,961         14.6%   $   15,750         14.1%   $      211            1%
Diesel engine services   $    2,371         10.6%   $    2,229         10.5%   $      142            6%

         The operating margin for the marine transportation segment for the 2002 first quarter was 14.6%. For the 2001 first quarter, the reported operating margin was 14.1%, or 15.3% when adjusted for goodwill amortization expense. The lower operating margin for the 2002 first quarter compared with the adjusted 2001 operating margin reflected the softness in petrochemicals, refined products and liquid fertilizer volumes in the 2002 quarter. During the 2001 first quarter, petrochemical volumes were weak, however, refined products and liquid fertilizer volumes were strong.

         The diesel engine services segment reported an operating margin of 10.6% for the 2002 first quarter compared with 10.5% reported for the first quarter of 2001. Adjusted for goodwill amortization expense, the 2001 first quarter's operating margin was 11.1%. The lower operating margin for the 2002 first quarter compared with the adjusted 2001 first quarter margin was attributable to increased lower margin replacement parts sales to the transit and Class II railroads, and the continued softness in the Gulf Coast oil service market.

         The following table sets forth the equity in earnings of affiliates, other expense, and interest expense for the three months ended March 31, 2002 compared with the three months ended March 31, 2001 (dollars in thousands):

                                                    Three months ended March 31,              Increase (decrease)
                                                   ------------------------------            ---------------------
                                                     2002                  2001               Amount          %
                                                   --------              --------            --------       ------
Equity in earnings of marine affiliates            $    803              $    716            $     87           12%
Other expense                                      $   (127)             $   (473)           $   (346)         (73)%
Interest expense                                   $ (3,507)             $ (5,144)           $ (1,637)         (32)%

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

         Equity in earnings of marine affiliates consisted primarily of a 35% owned offshore marine partnership with a public utility consisting of four offshore dry-cargo barge and tug units. The units were generally employed under the partnership's contract to transport coal across the Gulf of Mexico, with a separate contract for the backhaul of limestone rock.

         The 32% reduction in interest expense for the 2002 first quarter compared with the 2001 first quarter was attributable to the Company's strong free cash flow, which enabled the Company to reduce its outstanding debt by $43.6 million during the 2001 year and $7.6 million during the 2002 first quarter. Lower market interest rates also contributed to the lower interest expense. In addition, in January 2002, the Company retired the remaining $50.0 million of 7.05% medium term notes, refinancing the notes through the Company's revolving credit facility. During the first quarter of 2002, the average interest rate under the Company's revolving credit facility was 3.2%. The overall average debt and average interest rate for the 2002 first quarter were $241,978,000 and 5.9%, compared with $284,939,000 and 7.2% for the 2001 first quarter, respectively.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet

         Total assets as of March 31, 2002 were $758,100,000, compared with $754,471,000 as of December 31, 2001. The following table sets forth the significant components of the balance sheet as of March 31, 2002 compared with December 31, 2001 (dollars in thousands):

                                                                             Increase (decrease)
                                            March 31,     December 31,   ----------------------------
                                               2002           2001          Amount            %
                                           ------------   ------------   ------------    ------------
Assets:
   Current assets                          $    110,078   $    113,247   $     (3,169)             (3)%
   Property and equipment, net                  473,743        466,239          7,504               2
   Investment in marine affiliates               13,578         13,439            139               1
   Goodwill, net                                156,726        156,726             --              --
   Other assets                                   3,975          4,820           (845)            (18)
                                           ------------   ------------   ------------    ------------
                                           $    758,100   $    754,471   $      3,629              --%
                                           ============   ============   ============    ============

Liabilities and stockholders' equity:
   Current liabilities                     $     98,139   $     97,057   $      1,082               1%
   Long-term debt - less current portion        241,818        249,402         (7,584)             (3)
   Deferred income taxes                         89,480         89,542            (62)             --
   Minority interest and other
      long-term liabilities                      15,629         17,448         (1,819)            (10)
   Stockholders' equity                         313,034        301,022         12,012               4
                                           ------------   ------------   ------------    ------------
                                           $    758,100   $    754,471   $      3,629              --%
                                           ============   ============   ============    ============

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Balance Sheet - (Continued)

         Current assets as of March 31, 2002 decreased 3% compared with December 31, 2001. Cash and cash equivalents decreased $1,608,000 and trade accounts receivable decreased $6,534,000, or 8%, the result of lower revenues and emphasis on collection of receivables. Finished goods inventory increased $2,704,000 during the 2002 first quarter to support scheduled second quarter diesel engine services overhauls.

         The 2% increase in property and equipment primarily reflected $17,320,000 of capital expenditures and the $2,800,000 acquisition of a tank barge fleet, both more fully described under Capital Expenditures below.

         Current liabilities as of March 31, 2002 increased 1% compared with December 31, 2001. The 1% increase was due primarily to an increase in accounts payable for shipyard activity and for inventory received but not yet paid, and an increase in income taxes payable resulting from the first quarter 2002 federal income tax accrual. Offsetting these increases was the payment of the 2001 accrued employee bonuses in the first quarter of 2002.

         Long-term debt, less current portion, declined $7,584,000, or 3%, reflecting the favorable cash flow provided by operating activities during the quarter.

         Stockholders' equity as of March 31, 2002 increased 4% compared with December 31, 2001. The increase was primarily attributable to net earnings of $8,808,000, partially offset by a $1,975,000 decrease in treasury stock from the exercise of employee stock options during the quarter. Accumulated other comprehensive income declined $1,178,000, reflecting the net change in the fair value of interest rate swap agreements, net of taxes, more fully described under Quantitative and Qualitative Disclosures about Market Risk below.

Long-Term Financing

          The Company has an unsecured $150,000,000 bank revolving credit facility (the "Revolving Credit Facility") agented by JPMorgan Chase, with a maturity date of October 9, 2004. The Company was in compliance with Revolving Credit Facility covenants at March 31, 2002. As of March 31, 2002, $53,000,000 was outstanding under the Revolving Credit Facility.

         The Company has an unsecured term loan credit facility (the "Term Loan") with a syndicate of banks, with Bank of America, N.A. as agent bank. The Term Loan has quarterly principal payments of $12,500,000, plus interest, due beginning October 9, 2002, with the remaining principal due on October 9, 2004, the maturity date of the Term Loan. The principal payments of $25,000,000 due in the next

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Long-Term Financing - (Continued)

twelve months were classified as long-term debt at March 31, 2002 as the Company has the ability and intent through the Revolving Credit Facility to refinance the payments on a long-term basis. The Company was in compliance with all Term Loan covenants at March 31, 2002. As of March 31, 2002, $184,000,000 was outstanding under the Term Loan.

         The Company has an unsecured $10,000,000 line of credit ("Credit Line") with Bank of America whereby Bank of America will provide short-term advances and the issuance of letters of credit on an uncommitted basis. The Credit Line maturity date is November 5, 2002. As of March 31, 2002, $4,300,000 was borrowed under the Credit Line. Amounts borrowed on the Credit Line were classified as long-term debt at March 31, 2002, as the Company has the ability and intent to refinance the Credit Line on a long-term basis through the Revolving Credit Facility.

         The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of medium term notes ("Medium Term Notes") providing for the issuance of fixed rate or floating rate notes with a maturity of nine months of longer. As of March 31, 2002, $121,000,000 was available under the Medium Term Notes program, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, and to fund working capital requirements. On January 29, 2002, the Company used proceeds from its Revolving Credit Facility to retire $50,000,000 of Medium Term Notes due on that date. As of March 31, 2002, there were no outstanding Medium Term Notes.

Capital Expenditures

         Capital expenditures for the 2002 first quarter totaled $17,320,000, of which $3,751,000 was for fleet and project construction and $13,569,000 was primarily for upgrading of the existing marine transportation fleet. In addition, the Company purchased the Cargo Carriers fleet of 21 inland tank barges for $2,800,000 from Cargill, and resold six of the barges for $530,000 in April 2002.

         In June 2001, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals, and refined petroleum products. Delivery of the first barge was in February 2002, and the remaining five barges are expected over the next six months. The total purchase price is approximately $8,700,000, of which approximately $4,000,000 was expended through March 31, 2002. Financing of the remaining construction cost of the five barges will be through operating cash flows and borrowings under the Company's Revolving Credit Facility.

         In February 2002, the Company entered into a contract for the construction of two double hull, 30,000 barrel capacity, inland tank barges which will be used for transporting asphalt. Delivery of the first barge is expected in the fourth quarter of 2002 and the second barge in the first quarter of 2003. The total purchase price of the two barges is approximately $3,600,000. No payments have been made on

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Capital Expenditures - (Continued)

this construction contract through March 31, 2002. Financing of the construction of the two barges will be through operating cash flows and borrowings under the Company's Revolving Credit Facility.

Treasury Stock

         During the 2002 first quarter, the Company did not purchase any treasury stock. As of May 8, 2002, the Company has 1,376,000 shares available under its common stock repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company's Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

         The Company generated net cash provided by operating activities of $23,181,000 and $27,172,000 for the three months ended March 31, 2002 and 2001, respectively. Both quarters were positively influenced by favorable cash flow from working capital, $3,976,000 for the 2002 first quarter and $7,520,000 for the 2001 first quarter.

         The Company accounts for its ownership in its 35% owned marine transportation partnership under the equity method of accounting, recognizing cash flow only upon the receipt or distribution of cash from the partnership. For the 2002 and 2001 first quarters, the Company received $525,000 and $1,225,000, respectively, of cash from the marine partnership.

         Funds generated are available for acquisitions, capital construction projects, treasury stock repurchases, repayment of borrowings associated with each of the above and for other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of May 8, 2002, $89,259,000 under its Revolving Credit Facility and $121,000,000 under its Medium Term Notes program, subject to mutual agreement and terms. As of May 7, 2002, the Company had $9,508,000 available under its Credit Line.

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

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

           Quantitative and Qualitative Disclosures about Market Risk


         The Company is exposed to market risk from changes in interest rates on certain of its outstanding debt and changes in fuel prices. The outstanding loan balance under the Company's bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. Notes issued under the Company's medium term note program may bear fixed or variable interest rates. A 10% change in variable interest rates would impact the 2002 interest expense by approximately $271,000, based on balances outstanding at December 31, 2001, and change the fair value of the Company's debt by less than 1%. The potential impact on the Company of fuel price increases is limited because most of its term contracts contain escalation clauses under which increases in fuel costs, among other, can be passed on to the customers, while its spot contract rates are set based on prevailing fuel prices. The Company does not presently use commodity derivative instruments to manage its fuel costs. The Company has no foreign exchange risk.

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

         In February and April 2001, the Company hedged a portion of its exposure to fluctuations in short-term interest rates by entering into interest rate swap agreements with bank counterparties. Five-year swap agreements with notional amounts totaling $100 million were executed in February 2001 and three-year swap agreements with notional amounts totaling $50 million were executed in April 2001. Under the swap agreements, the Company will pay to the bank counterparties a fixed rate of 4.96% on a notional amount of $50 million for three years, an average fixed rate of 5.64% on a notional amount of $100 million for five years, and will receive from the bank counterparties floating rate interest payments based on the LIBOR for United States dollar deposits. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. No gain or loss on ineffectiveness was required to be recognized in the 2002 first quarter. The fair value of the interest rate swap agreements was recorded as an other long-term liability of $3,363,000 at March 31, 2002. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $1,285,000 for the first quarter ended March 31, 2002. The Company anticipates $2,931,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next twelve months based on current interest rates. Amounts were determined as of March 31, 2002 based on quoted market values, the Company's portfolio of derivative instruments, and the Company's measurement of hedge effectiveness.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In January 2001, the Environmental Protection Agency ("EPA"), in conjunction with other federal and state law enforcement agencies, initiated an investigation into possible violations of the Clean Water Act at a dry cargo barge cleaning facility in Houston operated by Western Towing Company ("Western"), a division of the Company. The Company has cooperated fully with the authorities in the investigation. Western has entered into a plea agreement with the U.S. Attorney for the Southern District of Texas in which Western plead guilty to one violation of the Clean Water Act for discharging washwater from the facility in violation of the facility's permit. The maximum fine for such a violation is $500,000. The Company has made an accrual for this matter which management believes is appropriate under present circumstances.

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

Item 4.  Results of Votes of Security Holders

(a)      The Registrant held its Annual Meeting of Stockholders on April 16,
         2002.

(b) Class I Directors elected to serve until the 2005 Annual Meeting of Stockholders were Walter E. Johnson, George A. Peterkin, Jr. and Robert
         G. Stone, Jr. Class II Directors continuing to serve until the 2003 Annual Meeting of Stockholders were Bob G. Gower, J. H. Pyne and Richard C. Webb. Class III Directors continuing to serve until the 2004 Annual Meeting of Stockholders were C. Sean Day, William M. Lamont, Jr. and C. Berdon Lawrence.

(c) A proposal to approve the 2002 Stock and Incentive Plan was also approved by the Stockholders at the Annual Meeting. The number of affirmative, negative and abstained votes with respect to the matter was as follows:

                           For                          14,120,945
                           Against                       7,092,886
                           Abstain                          77,303

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         None

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed for the three months ended March 31, 2002.


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

Dated: May 9, 2002