Form 10-Q
period 2002-06-30
KIRBY CORP
filed 2002-08-09
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

            [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarter ended June 30, 2002

            [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number    1-7615

                                Kirby Corporation
             (Exact name of registrant as specified in its charter)


                Nevada                                     74-1884980
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)


55 Waugh Drive, Suite 1000, Houston, TX                        77007
(Address of principal executive offices)                    (Zip Code)


                                 (713) 435-1000
              (Registrant's telephone number, including area code)

                                    No Change
         (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on August 9, 2002 was 23,993,000.

                         PART I - FINANCIAL INFORMATION

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                           June 30,      December 31,
                                                             2002            2001
                                                           --------        --------
                                                               ($ in thousands)
Current assets:
     Cash and cash equivalents                             $  2,924        $  1,850
     Accounts receivable:
       Trade - less allowance for doubtful accounts          77,360          78,677
       Insurance claims and other                             6,282           5,420
     Inventory - finished goods                              16,303          15,105
     Prepaid expenses                                         9,497           9,082
     Deferred income taxes                                    3,568           3,113
                                                           --------        --------

         Total current assets                               115,934         113,247
                                                           --------        --------

Property and equipment                                      794,384         776,157
     Less accumulated depreciation                          324,963         309,918
                                                           --------        --------

                                                            469,421         466,239
                                                           --------        --------

Investment in marine affiliates                              13,271          13,439
Goodwill - net                                              156,726         156,726
Other assets                                                  3,416           4,820
                                                           --------        --------

                                                           $758,768        $754,471
                                                           ========        ========


            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    June 30,         December 31,
                                                                      2002               2001
                                                                   ----------         ----------
                                                                         ($ in thousands)
Current liabilities:
    Current portion of long-term debt                              $      336         $      335
    Income taxes payable                                                1,142              2,997
    Accounts payable                                                   35,653             35,378
    Accrued liabilities                                                43,540             54,097
    Deferred revenues                                                   3,199              4,250
                                                                   ----------         ----------

           Total current liabilities                                   83,870             97,057
                                                                   ----------         ----------

Long-term debt - less current portion                                 247,433            249,402
Deferred income taxes                                                  88,323             89,542
Minority interests                                                      2,426              2,819
Other long-term liabilities                                            16,872             14,629
                                                                   ----------         ----------

                                                                      355,054            356,392
                                                                   ----------         ----------

Contingencies and commitments                                              --                 --

Stockholders' equity:
    Preferred stock, $1.00 par value per share.  Authorized
       20,000,000 shares                                                   --                 --
    Common stock, $.10 par value per share.  Authorized
       60,000,000 shares, issued 30,907,000 shares                      3,091              3,091
    Additional paid-in capital                                        176,304            176,074
    Accumulated other comprehensive income                             (4,774)            (3,364)
    Retained earnings                                                 259,775            242,211
                                                                   ----------         ----------
                                                                      434,396            418,012
    Less cost of 6,748,000 shares in treasury (6,892,000 at
       December 31, 2001)                                             114,552            116,990
                                                                   ----------         ----------

                                                                      319,844            301,022
                                                                   ----------         ----------

                                                                   $  758,768         $  754,471
                                                                   ==========         ==========


            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                       Three months ended                  Six months ended
                                                            June 30,                            June 30,
                                                            --------                            --------
                                                     2002              2001              2002              2001
                                                  ---------         ---------         ---------         ---------
                                                             ($ in thousands, except per share amounts)
 Revenues:
     Marine transportation                        $ 107,346         $ 124,893         $ 216,336         $ 236,844
     Diesel engine services                          22,132            22,729            44,579            43,906
                                                  ---------         ---------         ---------         ---------
                                                    129,478           147,622           260,915           280,750
                                                  ---------         ---------         ---------         ---------
 Costs and expenses:
     Costs of sales and operating expenses           82,746            92,925           166,216           177,816
     Selling, general and administrative             15,488            17,615            32,688            34,717
     Taxes, other than on income                      2,209             3,045             4,558             5,749
     Depreciation and other amortization             11,497            10,772            23,019            21,335
     Amortization of goodwill                            --             1,520                --             3,050
     Gain on disposition of assets                      (27)             (102)             (168)             (115)
                                                  ---------         ---------         ---------         ---------
                                                    111,913           125,775           226,313           242,552
                                                  ---------         ---------         ---------         ---------
         Operating income                            17,565            21,847            34,602            38,198

 Equity in earnings of marine affiliates                137             1,099               940             1,815
 Other expense                                         (214)             (192)             (341)             (665)
 Interest expense                                    (3,366)           (4,510)           (6,873)           (9,654)
                                                  ---------         ---------         ---------         ---------

         Earnings before taxes on income             14,122            18,244            28,328            29,694
 Provision for taxes on income                       (5,366)           (7,480)          (10,764)          (12,175)
                                                  ---------         ---------         ---------         ---------

         Net earnings                             $   8,756         $  10,764         $  17,564         $  17,519
                                                  =========         =========         =========         =========

 Net earnings per share of common stock:
     Basic                                        $     .36         $     .45         $     .73         $     .73
                                                  =========         =========         =========         =========
     Diluted                                      $     .36         $     .44         $     .72         $     .72
                                                  =========         =========         =========         =========


            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Six months ended June 30,
                                                                                 -------------------------
                                                                                   2002             2001
                                                                                 --------         --------
                                                                                      ($ in thousands)
Cash flows from operating activities:
  Net earnings                                                                   $ 17,564         $ 17,519
  Adjustments to reconcile net earnings to net cash provided by operations:
    Depreciation and amortization                                                  23,019           24,385
    Deferred income taxes                                                            (915)            (173)
    Equity in earnings of marine affiliates, net of distributions and
     contributions                                                                    168              662
    Other                                                                             168              675
    Increase (decrease) in cash flows resulting from changes in operating
     working capital                                                              (12,900)           8,964
                                                                                 --------         --------
      Net cash provided by operating activities                                    27,104           52,032
                                                                                 --------         --------

Cash flows from investing activities:
  Capital expenditures                                                            (28,234)         (29,857)
  Acquisition of marine equipment                                                  (2,800)              --
  Proceeds from disposition of assets                                               5,442              849
  Other                                                                                --               10
                                                                                 --------         --------
      Net cash used in investing activities                                       (25,592)         (28,998)
                                                                                 --------         --------

Cash flows from financing activities:
  Borrowings (payments) on bank credit facilities, net                             48,200          (24,100)
  Payments on long-term debt                                                      (50,168)          (5,168)
  Proceeds from exercise of stock options                                           2,186            2,994
  Other                                                                              (656)            (534)
                                                                                 --------         --------
      Net cash used  in financing activities                                         (438)         (26,808)
                                                                                 --------         --------
      Increase (decrease) in cash and cash equivalents                              1,074           (3,774)

Cash and cash equivalents, beginning of year                                        1,850            4,658
                                                                                 --------         --------
Cash and cash equivalents, end of period                                         $  2,924         $    884
                                                                                 ========         ========
Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                                                     $  7,880         $  9,809
    Income taxes                                                                 $ 13,533         $ 13,119


            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001, and the results of operations for the three months and six months ended June 30, 2002 and 2001.

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

      Amortization of goodwill for the 2001 second quarter and first six months was $1,556,000 and $3,121,000, respectively. The following table sets forth the reported and adjusted net earnings, and basic and diluted earnings per share, for the three months and six months ended June 30, 2001 (in thousands, except per share amounts):

                                                      Three months ended    Six months ended
                                                         June 30, 2001        June 30, 2001
                                                         -------------        -------------
Reported net earnings                                      $   10,764          $   17,519
Amortization of goodwill - marine transportation                1,402               2,805
Amortization of goodwill - diesel engine services                 118                 245
Amortization of goodwill - equity in earnings of
  marine affiliates                                                36                  71
                                                           ----------          ----------
      Adjusted net earnings                                $   12,320          $   20,640
                                                           ==========          ==========

Reported basic earnings per share                          $      .45          $      .73
Amortization of goodwill                                          .06                 .13
                                                           ----------          ----------
      Adjusted basic earnings per share                    $      .51          $      .86
                                                           ==========          ==========

Reported diluted earnings per share                        $      .44          $      .72
Amortization of goodwill                                          .07                 .13
                                                           ----------          ----------
      Adjusted diluted earnings per share                  $      .51          $      .85
                                                           ==========          ==========

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

(3)   COMPREHENSIVE INCOME

      The Company's total comprehensive income for the three months and six months ended June 30, 2002 and 2001 were as follows (in thousands):

                                                                     Three months                  Six months
                                                                    ended June 30,               ended June 30,
                                                                    --------------               --------------
                                                                 2002           2001          2002           2001
                                                               --------       --------      --------       --------
Net earnings                                                   $  8,756       $ 10,764      $ 17,564       $ 17,519
Change in fair value of derivative financial instruments,
     net of tax                                                  (2,588)         1,042        (1,410)           (46)
                                                               --------       --------      --------       --------

         Total comprehensive income                            $  6,168       $ 11,806      $ 16,154       $ 17,473
                                                               ========       ========      ========       ========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4)   SEGMENT INFORMATION

      The following table sets forth the Company's revenues and income (loss) by reportable segment for the three months and six months ended June 30, 2002 and 2001 and total assets as of June 30, 2002 and December 31, 2001 (in thousands):

                                      Three months ended                Six months ended
                                          June 30,                          June 30,
                                          --------                          --------
                                    2002             2001             2002             2001
                                 ----------       ----------       ----------       ----------
Revenues:
     Marine transportation       $  107,346       $  124,893       $  216,336       $  236,844
     Diesel engine services          22,132           22,729           44,579           43,906
                                 ----------       ----------       ----------       ----------
                                 $  129,478       $  147,622       $  260,915       $  280,750
                                 ==========       ==========       ==========       ==========
Segment income (loss):
     Marine transportation       $   16,183       $   21,642       $   32,144       $   37,392
     Diesel engine services           2,609            2,176            4,980            4,405
     Other                           (4,670)          (5,574)          (8,796)         (12,103)
                                 ----------       ----------       ----------       ----------
                                 $   14,122       $   18,244       $   28,328       $   29,694
                                 ==========       ==========       ==========       ==========

                                                      June 30,       December 31,
                                                        2002             2001
                                                     ----------       ----------
Total assets:
     Marine transportation                           $  679,716       $  681,976
     Diesel engine services                              54,369           48,288
     Other                                               24,683           24,207
                                                     ----------       ----------
                                                     $  758,768       $  754,471
                                                     ==========       ==========

      The following table presents the details of "Other" segment income (loss) for the three months and six months ended June 30, 2002 and 2001 (in thousands):

                                                 Three months ended                 Six months ended
                                                      June 30,                          June 30,
                                                      --------                          --------
                                                2002             2001             2002             2001
                                             ----------       ----------       ----------       ----------
General corporate expenses                   $   (1,254)      $   (2,073)      $   (2,690)      $   (3,714)
Gain on disposition of assets                        27              102              168              115
Interest expense                                 (3,366)          (4,510)          (6,873)          (9,654)
Equity in earnings of marine affiliates             137            1,099              940            1,815
Other expense                                      (214)            (192)            (341)            (665)
                                             ----------       ----------       ----------       ----------
                                             $   (4,670)      $   (5,574)      $   (8,796)      $  (12,103)
                                             ==========       ==========       ==========       ==========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4)   SEGMENT INFORMATION - (Continued)

      The following table presents the details of "Other" total assets as of June 30, 2002 and December 31, 2001 (in thousands):

                                                       June 30,      December 31,
                                                         2002            2001
                                                      ----------      ----------
General corporate assets                              $   11,412      $   10,768
Investment in marine affiliates                           13,271          13,439
                                                      ----------      ----------
                                                      $   24,683      $   24,207
                                                      ==========      ==========

(5)   TAXES ON INCOME

      Details of the provision for taxes on income for the three months and six months ended June 30, 2002 and 2001 were as follows (in thousands):

                                        Three months ended                Six months ended
                                             June 30,                         June 30,
                                             --------                         --------
                                       2002            2001             2002             2001
                                    ----------      ----------       ----------       ----------
Provision for taxes on income:
       Current                      $    4,837      $    7,044       $   10,967       $   11,337
       Deferred                             32             (11)          (1,015)            (123)
       State and local                     497             447              812              961
                                    ----------      ----------       ----------       ----------
                                    $    5,366      $    7,480       $   10,764       $   12,175
                                    ==========      ==========       ==========       ==========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6)   EARNINGS PER SHARE

      The following table presents the components of basic and diluted earnings per share for the three months and six months ended June 30, 2002 and 2001 (in thousands, except per share amounts):

                                                              Three months ended               Six months ended
                                                                   June 30,                        June 30,
                                                                   --------                        --------
                                                             2002            2001            2002            2001
                                                          ----------      ----------      ----------      ----------
Net earnings                                              $    8,756      $   10,764      $   17,564      $   17,519
                                                          ==========      ==========      ==========      ==========
Basic earnings per share:
Weighted average number of common shares outstanding          24,146          24,054          24,113          24,021
                                                          ==========      ==========      ==========      ==========
     Basic earnings per share                             $      .36      $      .45      $      .73      $      .73
                                                          ==========      ==========      ==========      ==========

Diluted earnings per share:
Weighted average number of common shares outstanding          24,146          24,054          24,113          24,021
Dilutive shares applicable to stock options                      405             219             436             163
                                                          ----------      ----------      ----------      ----------
     Shares applicable to diluted earnings                    24,551          24,273          24,549          24,184
                                                          ==========      ==========      ==========      ==========
     Diluted earnings per share                           $      .36      $      .44      $      .72      $      .72
                                                          ==========      ==========      ==========      ==========

      Certain outstanding options to purchase approximately 124,000 and 6,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2002 and 2001, as such stock options would have been antidilutive.

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

      The Company, through its marine transportation segment, is a provider of inland marine transportation services with a fleet of 877 inland tank barges, consisting of 15.6 million barrels of capacity, and 208 inland towing vessels, transporting industrial petrochemicals, refined petroleum products, black oil and agricultural chemicals along the United States inland waterways. The marine transportation segment also serves as managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The partnership is accounted for under the equity method of accounting. The segment is strictly a provider of transportation services for its customers and does not assume ownership of any of the products that it transports.

      The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair large medium-speed diesel engines and reduction gears, and maintains facilities to rebuild component parts or entire large medium-speed diesel engines or entire reduction gears. The segment services the marine, standby power generation, industrial and railroad markets.

RESULTS OF OPERATIONS

      The Company reported second quarter 2002 net earnings of $8,756,000, or $.36 per share, on revenues of $129,478,000, compared with 2001 second quarter net earnings of $10,764,000, or $.44 per share, on revenues of $147,622,000. Net earnings for the six months ended June 30, 2002 were $17,564,000, or $.72 per share, on revenues of $260,915,000, compared with net earnings of $17,519,000, or $.72 per share, on revenues of $280,750,000 for the 2001 first six months.

      For purposes of this Management's Discussion, all earnings per share are "Diluted earnings per share." The weighted number of common shares applicable to diluted earnings for the 2002 and 2001 second quarter were 24,551,000 and 24,273,000, respectively, and for the 2002 and 2001 first six months were 24,549,000 and 24,184,000, respectively. The increase in the weighted average number of common shares for the 2002 second quarter and first six months compared with the 2001 second quarter and first six months reflected shares issued under the Company's employee stock option plans, partially offset by open market stock repurchases during the third quarter of 2001.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

      The following tables set forth the Company's marine transportation segment's revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2002 compared with the three months and six months ended June 30, 2001 (dollars in thousands):

                                                              Three months ended June 30,
                                                              ---------------------------
                                                                                    Increase (decrease)
                                                                                    -------------------
                                                2002             2001             Amount              %
                                             ----------       ----------        ----------       ----------
Marine transportation revenues               $  107,346       $  124,893        $  (17,547)             (14)%
                                             ----------       ----------        ----------       ----------

Costs and expenses:
  Costs of sales and operating expenses          66,202           75,552            (9,350)             (12)
  Selling, general and administrative            12,141           13,395            (1,254)              (9)
  Taxes, other than an income                     2,104            2,959              (855)             (29)
  Depreciation and other amortization            10,716            9,943               773                8
  Amortization of goodwill                           --            1,402            (1,402)              --
                                             ----------       ----------        ----------       ----------
                                                 91,163          103,251           (12,088)             (12)
                                             ----------       ----------        ----------       ----------

           Operating income                  $   16,183       $   21,642        $   (5,459)             (25)%
                                             ==========       ==========        ==========       ==========

           Operating margins                       15.1%            17.3%
                                             ==========       ==========

                                                               Six months ended June 30,
                                                               -------------------------
                                                                                    Increase (decrease)
                                                                                    -------------------
                                                2002             2001             Amount              %
                                             ----------       ----------        ----------       ----------
Marine transportation revenues               $  216,336       $  236,844        $  (20,508)              (9)%
                                             ----------       ----------        ----------       ----------

Costs and expenses:
  Costs of sales and operating expenses         132,649          144,590           (11,941)              (8)
  Selling, general and administrative            25,776           26,793            (1,017)              (4)
  Taxes, other than an income                     4,303            5,561            (1,258)             (23)
  Depreciation and other amortization            21,464           19,703             1,761                9
  Amortization of goodwill                           --            2,805            (2,805)              --
                                             ----------       ----------        ----------       ----------
                                                184,192          199,452           (15,260)              (8)
                                             ----------       ----------        ----------       ----------

           Operating income                  $   32,144       $   37,392        $   (5,248)             (14)%
                                             ==========       ==========        ==========       ==========

           Operating margins                       14.9%            15.8%
                                             ==========       ==========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

      Revenues for the marine transportation segment decreased $17,547,000, or 14%, for the 2002 second quarter compared with the 2001 second quarter, and $20,508,000, or 9%, for the 2002 first six months compared with the 2001 first six months. The decrease for both periods reflected continued weak petrochemical volumes to the Midwest and along the Gulf Coast, the result of the sluggish economy. During the 2002 second quarter, petrochemical volumes to the Midwest did reflect a marginal improvement when compared with the 2002 first quarter. Weak Midwest volumes of refined products and liquid fertilizer for both the 2002 second quarter and first six months more than offset the marginal improvement in petrochemical volumes.

      Historically, approximately 60% of the marine transportation revenues are from petrochemical volumes, which have remained weak since the third quarter of 2000. Petrochemical volumes for the 2002 second quarter and first half were approximately 15% and 12%, respectively, lower when compared with market highs in the comparable 2000 periods. Refined products volumes, historically representing approximately 20% of marine transportation revenues, began the 2002 year strong, but declined during the first quarter and remained weak the entire second quarter. High Midwest inventories, a reduced demand for Midwest refined products and a new refined products pipeline from the Gulf Coast to the Midwest that went online April 1, 2002, negatively impacted the volumes moved by inland tank barges. The transportation of refined products by tank barge into the Midwest has historically been a seasonal business, with 2000 and 2001 reflecting usually high demand for such products. During the first six months of 2002, the movement of refined products returned to traditional levels, or pre-2000 levels, with seasonal and demand variables based on inventory needs and planned refinery closures for maintenance. Liquid fertilizer volumes, historically representing approximately 10% of marine transportation revenues, were curtailed during the 2002 second quarter due to significant rainfall in the Midwest which kept farmers out of their fields, reducing the demand for fertilizer usage. With higher than normal Midwest inventory levels, there was reduced demand for the movement of liquid fertilizer by tank barge to replenish inventories. Black oil volumes, historically representing approximately 10% of marine transportation revenues, were at expected levels for the 2002 second quarter and first six months.

      For the 2001 second quarter and first six months, upriver refined products, liquid fertilizer and black oil volumes were all unseasonably strong, offsetting weak petrochemical volumes. The strong refined product volumes were the result of low Midwest inventory levels. The liquid fertilizer demand was driven by high natural gas prices, which caused the U.S. manufacturers of nitrogen based fertilizer to curtail production. The strong U.S. liquid fertilizer demand, the result of low Midwest inventory levels, was met by foreign manufacturers. The significant importation of fertilizer resulted in a disruption of the traditional U.S. rail and barge distribution patterns and created additional barging opportunities for the marine transportation segment. The unseasonably strong black oil demand was driven by high crude and natural gas pricing, creating a better market for residual fuel as a natural gas substitute for boiler fuel, as well as the high demand for asphalt for use in the active rebuilding of the U.S. highway infrastructure.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

      During the 2002 second quarter and first six months, contract renewal rates have remained relatively flat. Spot market rates during the 2002 first quarter compared with the 2001 fourth quarter declined approximately 10 to 15%, and during the 2002 second quarter certain spot rates declined as much as 15 to 20% when compared with the 2001 fourth quarter, as weak petrochemical and refined products volumes created lower utilization and excess capacity industry wide. During the 2002 second quarter and first six months, approximately 70% of movements were under term contracts and approximately 30% were spot market movements.

      During the 2002 second quarter, the marine transportation operations were hampered by adverse weather conditions. High water on the upper Mississippi, Illinois and Ohio Rivers in April and May and on the lower Mississippi River in June, resulted in delays, increased transit times and the uses of smaller tows. During the 2002 first quarter, delays were primarily along the Gulf Coast, the result of heavy fog and winter frontal systems. During 2001, heavy fog and winter frontal systems along the Gulf Coast caused delays in the 2001 first quarter and ice on the Illinois River resulted in the closure of the river for the majority of January 2001.

      Total cost and expenses for the marine transportation segment for the 2002 second quarter and first six months decreased $12,088,000, or 12%, and $15,260,000, or 8%, respectively, compared with the 2001 second quarter and 2001 first six months. Costs of sales and operating expenses for the 2002 second quarter declined $9,350,000, or 12%, compared with the 2001 second quarter, and $11,941,000, or 8%, for the 2002 first six months compared with the 2001 first half, primarily reflecting the decrease in marine transportation revenues and corresponding lower voyage related expenses. Due to the lower volumes moved, the segment reduced the number of towboats operated from 217 at December 31, 2001, to 203 at March 31 and 198 at June 30, 2002. In addition, the segment reduced the vessel headcount to correspond with the number of towboats operated. Partially offsetting the operating cost savings was the negative impact of inclement weather conditions, which decreased revenues and increased operating expenses. Ice conditions, fog, frontal systems, and high water require additional horsepower to complete movements, additional fuel and other variable expenses associated with longer transit times.

      Selling, general and administrative expenses for the 2002 second quarter and first six months declined $1,254,000, or 9%, and $1,017,000, or 4%, respectively, compared with the corresponding 2001 periods. The reduced selling, general and administrative expenses primarily reflected lower incentive compensation accruals and professional fees, partially offset by annual salary increases effective January 2002.

      Taxes, other than on income for the 2002 second quarter and first six months decreased $855,000, or 29%, and $1,258,000, or 23%, respectively, compared with the 2001 second quarter and first six months. The decreases reflect lower waterway use taxes, the result of decreased marine transportation revenues, and lower franchise taxes attributable to legal restructuring.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

      Depreciation and other amortization expense for the 2002 second quarter and first six months increased $773,000, or 8% and $1,761,000, or 9%, respectively, compared with the corresponding 2001 periods. The increases reflected new inland tank barge additions during 2001 and the 2002 first half, the acquisition of a 15 barge fleet in the 2002 first quarter, and decreasing of the remaining useful lives of certain older barges to correspond with the anticipated retirement dates of such barges.

      Operating income for the marine transportation segment for the 2002 second quarter was $16,183,000, or $5,459,000, or 25%, lower than the 2001 second quarter operating income of $21,642,000. The 2001 second quarter's operating income included $1,402,000 of goodwill amortization. For the 2002 first six months, operating income totaled $32,144,000, or $5,248,000, or 14%, lower than the 2002 first six months operating income of $37,392,000. The 2001 first six months operating income included $2,805,000 of goodwill amortization. Amortization of goodwill ceased January 1, 2002 as a result of adoption of SFAS No. 142. Goodwill will be evaluated annually for impairment.

      The operating margin for the marine transportation segment for the 2002 second quarter was 15.1% compared with 17.3% for the 2001 second quarter, or 18.5% when adjusted for goodwill amortization expense. For the 2002 first six months, the marine transportation operating margin was 14.9% compared with 15.8% for the corresponding 2001 period, or 17.0% when adjusted for goodwill amortization expense. The lower operating income and operating margins for both 2002 periods compared with the actual or adjusted 2001 operating margins reflected the softness in petrochemical, refined products and liquid fertilizer volumes. During the 2001 second quarter and first half, petrochemical volumes were weak; however, refined products, liquid fertilizer and black oil volumes were strong.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

      The following tables set forth the Company's diesel engine services segment's revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2002 compared with the three months and six months ended June 30, 2001 (dollars in thousands):

                                                              Three  months ended June 30,
                                                              -----  ---------------------
                                                                                    Increase (decrease)
                                                                                    -------------------
                                                2002             2001             Amount              %
                                             ----------       ----------        ----------       ----------
Diesel engine services revenues              $   22,132       $   22,729        $     (597)              (3)%
                                             ----------       ----------        ----------       ----------

Costs and expenses:
  Costs of sales and operating expenses          16,473           17,247              (774)              (4)
  Selling, general and administrative             2,780            2,886              (106)              (4)
  Taxes, other than an income                        62               71                (9)             (13)
  Depreciation and other amortization               208              231               (23)             (10)
  Amortization of goodwill                           --              118              (118)              --
                                             ----------       ----------        ----------       ----------
                                                 19,523           20,553            (1,030)              (5)
                                             ----------       ----------        ----------       ----------

           Operating income                  $    2,609       $    2,176        $      433               20 %
                                             ==========       ==========        ==========       ==========

           Operating margins                       11.8%             9.6%
                                             ==========       ==========

                                                               Six months ended June 30,
                                                               -------------------------
                                                                                  Increase (decrease)
                                                                                  -------------------
                                                2002             2001            Amount             %
                                             ----------       ----------       ----------       ----------
Diesel engine services revenues              $   44,579       $   43,906       $      673                2%
                                             ----------       ----------       ----------       ----------

Costs and expenses:
  Costs of sales and operating expenses          33,432           33,065              367                1
  Selling, general and administrative             5,598            5,607               (9)              --
  Taxes, other than an income                       149              141                8                6
  Depreciation and other amortization               420              443              (23)              (5)
  Amortization of goodwill                           --              245             (245)              --
                                             ----------       ----------       ----------       ----------
                                                 39,599           39,501               98               --
                                             ----------       ----------       ----------       ----------

           Operating income                  $    4,980       $    4,405       $      575               13%
                                             ==========       ==========       ==========       ==========

           Operating margins                       11.2%            10.0%
                                             ==========       ==========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

      The diesel engine services segment's revenues for the 2002 second quarter decreased $597,000, or 3%, compared with the 2001 second quarter revenues, and increased $673,000, or 2%, for the 2002 first six months compared with the 2001 corresponding six months. For both 2002 periods, the segment reported a strong power generation market, East Coast marine market and railroad market. A July 2001 agreement to distribute replacement parts for locomotive engines used by U.S. transit and Class II railroads positively impacted the 2002 second quarter and first six months. The Gulf Coast oil drilling and offshore supply vessel market, weak since the second half of 2001, remained weak during the 2002 second quarter and first half.

      For the 2001 second quarter and first six months, the diesel engine services segment's revenues reflected the full impact of two diesel engine service company acquisitions, one acquired in October 2000 and one in November 2000. The diesel engine services segment's revenues also benefited from a strong Gulf Coast drilling and offshore supply vessel market, as well as other marine markets. The shortline and industrial railroad market was weak.

      Total costs and expenses for the diesel engine services segment for the 2002 second quarter decreased $1,030,000, or 5%, when compared with the 2001 second quarter, and increased $98,000, or less than 1%, for the 2002 first six months compared with the 2001 first six months. Costs of sales and operating expenses for the 2002 second quarter declined $774,000, or 4%, compared with the 2001 second quarter, and increased $367,000, or 1%, for the 2002 first six months compared with the 2001 first six months. The decrease in the costs of sales and operating results for the 2002 second quarter compared to 2001 reflects the decrease in revenue as well as the larger percentage of power generation business which historically earns higher gross profit margins. The increase in the cost of sales and operating expenses for the 2002 first six months compared to 2001 is due to the increase in revenue.

      Operating income for the diesel engine services segment for the 2002 second quarter was $2,609,000, or $433,000, or 20%, higher than the 2001 second quarter operating income of $2,176,000. The 2001 second quarter operating income included $118,000 of goodwill amortization expense. For the 2002 first six months, operating income totaled $4,980,000, or $575,000, or 13%, higher than the 2001 first half operating income of $4,405,000. The 2001 first half operating income included $245,000 of goodwill amortization expense.

      The operating margin for the diesel engine services segment for the 2002 second quarter was 11.8% compared with 9.6% for the 2001 second quarter, or 10.1% adjusted for goodwill amortization expense. For the 2002 first six months, the operating margin was 11.2% compared with 10.0% for the corresponding 2001 period, or 10.6% adjusted for goodwill amortization expense. The higher 2002 second quarter and first six months operating income and operating margins reflected increased power generation business, which historically earns a higher operating margin, and improved operating margin on the segment's railroad business during the 2002 second quarter.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

      General corporate expenses for the 2002 second quarter totaled $1,254,000 compared with $2,073,000 for the 2001 second quarter. General corporate expenses for the 2002 first six months were $2,690,000 compared with $3,714,000 for the 2001 first six months. The majority of the general corporate expenses are selling, general and administrative expenses. The lower general corporate expenses for both 2002 periods reflected lower employee incentive compensation accruals and professional fees, partially offset by annual salary increases effective January 2002.

      The following tables set forth the gain on disposition of assets, equity in earnings of marine affiliates, other expenses and interest expense for the three months and six months ended June 30, 2002 compared with the three months and six months ended June 30, 2001 (in thousands):

                                                                Three months ended June 30,
                                                                ---------------------------
                                                                                       Increase (decrease)
                                                                                       -------------------
                                                  2002             2001             Amount                %
                                                  ----             ----             ------               ---
  Gain on disposition of assets                $       27       $      102       $      (75)             (74)%
  Equity in earnings of marine affiliates      $      137       $    1,099       $     (962)             (88)%
  Other expenses                               $     (214)      $     (192)      $       22               11 %
  Interest expense                             $   (3,366)      $   (4,510)      $   (1,144)             (25)%

                                                                  Six months ended June 30,
                                                                  -------------------------
                                                                                        Increase (decrease)
                                                                                        -------------------
                                                  2002             2001            Amount                 %
                                                  ----             ----            ------                ---
  Gain on disposition of assets                $      168       $      115       $       53               46 %
  Equity in earnings of marine affiliates      $      940       $    1,815       $     (875)             (48)%
  Other expenses                               $     (341)      $     (665)      $     (324)             (49)%
  Interest expense                             $   (6,873)      $   (9,654)      $   (2,781)             (29)%


      The Company reported net gains on disposition of assets of $27,000 and $102,000 in the 2002 and 2001 second quarters, and $168,000 and $115,000 in the 2002 and 2001 first six months, respectively. The net gains were predominately from the sale of marine equipment.

      Equity in earnings of marine affiliates declined $962,000, or 88%, for the 2002 second quarter compared with the 2001 second quarter, and declined $875,000, or 48%, for the 2002 first six months compared with the 2001 first six months. Equity in earnings of marine affiliates consisted primarily of a 35% owned offshore marine partnership with a public utility consisting of four offshore dry-cargo barge and tug units primarily transporting coal across the Gulf of Mexico with a backhaul of limestone rock. The lower results for the 2002 second quarter and first six months reflected reduced rates on the recently renewed coal contract, the placement of one of the units in the shipyard for the entire 2002 second quarter, and the closure for repair of the coal dock facility for two weeks during the 2002 second quarter.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - (CONTINUED)

      The $1,144,000, or 25%, reduction in interest expense for the 2002 second quarter compared with the 2001 second quarter, and $2,781,000, or 29%, decrease for the 2002 first half compared with the 2001 first half, was attributable to lower debt levels and lower interest rates. In addition, in January 2002, the Company retired the remaining $50.0 million of 7.05% medium term notes, refinancing the notes through the Company's bank revolving credit facility. During the second quarter and first six months of 2002, the average interest rate under the Company's revolving credit facility was 3.3% and 3.2%, respectively. The overall average debt and average interest rate for the 2002 second quarter were $240,500,000 and 5.6%, compared with $269,000,000 and 6.7% for the 2001 second quarter, respectively. For the 2002 first half, the average debt was $241,200,000 and the average interest rate was 5.7%, compared with average debt of $276,900,000 and an average interest rate of 7.0% for the 2001 first half.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet

      Total assets as of June 30, 2002 were $758,768,000 compared with $754,471,000 as of December 31, 2001. The following table sets forth the significant components of the balance sheet as of June 30, 2002 compared with December 31, 2001 (dollars in thousands):

                                                                            Increase (decrease)
                                              June 30,     December 31,     -------------------
                                                2002          2001         Amount             %
                                              --------      --------      --------        --------
Assets:
   Current assets                             $115,934      $113,247      $  2,687             2 %
   Property and equipment, net                 469,421       466,239         3,182               1
   Investment in marine affiliates              13,271        13,439          (168)             (1)
   Goodwill - net                              156,726       156,726            --              --
   Other assets                                  3,416         4,820        (1,404)            (29)
                                              --------      --------      --------        --------
                                              $758,768      $754,471      $  4,297             1 %
                                              ========      ========      ========        ========

Liabilities and stockholders' equity:
   Current liabilities                        $ 83,870      $ 97,057      $(13,187)            (14)%
   Long-term debt - less current portion       247,433       249,402        (1,969)             (1)
   Deferred income taxes                        88,323        89,542        (1,219)             (1)
   Minority interest and other
      long-term liabilities                     19,298        17,448         1,850              11
   Stockholders' equity                        319,844       301,022        18,822               6
                                              --------      --------      --------        --------
                                              $758,768      $754,471      $  4,297               1%
                                              ========      ========      ========        ========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Balance Sheet - (Continued)

      Current assets as of June 30, 2002 increased 2% compared with December 31, 2001. Cash and cash equivalents increased $1,074,000 and trade accounts receivable decreased $1,317,000, or 2%, primarily the result of lower revenues. Finished goods inventory increased $1,198,000 during the 2002 first six months to support the strengthening railroad market and projected third quarter diesel engine services overhauls.

      The 1% increase in property and equipment primarily reflected $28,234,000 of capital expenditures and the $2,800,000 acquisition of a tank barge fleet, both more fully described under Capital Expenditures below, net of depreciation expense and dispositions for the 2002 first six months.

      Current liabilities as of June 30, 2002 decreased $13,187,000, or 14%, compared with December 31, 2001. Income taxes payable and accrued liabilities decreased 62% and 20%, respectively, primarily due to the timing of tax and employee incentive compensation plan payments.

      Long-term debt, less current portion, declined $1,969,000, or 1%, reflecting the cash flow provided by operating activities. Long-term debt, less current portion, as of June 30, 2002 compared with March 31, 2002 increased by $5,615,000, the result of the timing of capital expenditures, and borrowings for tax and employee incentive compensation plan payments.

      Stockholders' equity as of June 30, 2002 increased 6% compared with December 31, 2001. The increase was primarily attributable to net earnings of $17,564,000 and a $2,438,000 decrease in treasury stock, primarily from the exercise of employee stock options during the 2002 first six months. Accumulated other comprehensive income declined $1,410,000, reflecting the net change in the fair value of interest rate swap agreements, net of taxes, more fully described under Quantitative and Qualitative Disclosures about Market Risk below.

Long-Term Financing

      The Company has an unsecured $150,000,000 bank revolving credit facility (the "Revolving Credit Facility") agented by JPMorgan Chase, with a maturity date of October 9, 2004. The Company was in compliance with Revolving Credit Facility covenants at June 30, 2002. As of June 30, 2002, $63,000,000 was outstanding under the Revolving Credit Facility.

      The Company has an unsecured term loan credit facility (the "Term Loan") with a syndicate of banks, with Bank of America, N.A. as agent bank. The Term Loan has quarterly principal payments of $12,500,000, plus interest, due beginning October 9, 2002, with the remaining principal due on October 9, 2004, the maturity date of the Term Loan. The principal payments of $37,500,000 due in the next twelve months were classified as long-term debt at June 30, 2002, as the Company has the ability and intent through the Revolving Credit Facility to refinance the payments on a long-term basis. The Company was in compliance with all Term Loan covenants at June 30, 2002. As of June 30, 2002, $184,000,000 was outstanding under the Term Loan.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Long-Term Financing - (Continued)

      The Company has an unsecured $10,000,000 line of credit ("Credit Line") with Bank of America whereby Bank of America will provide short-term advances and the issuance of letters of credit on an uncommitted basis. The Credit Line maturity date is November 5, 2002. As of June 30, 2002, no borrowings were outstanding under the Credit Line.

      The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of medium term notes ("Medium Term Notes") providing for the issuance of fixed rate or floating rate notes with a maturity of nine months or longer. As of June 30, 2002, $121,000,000 was available under the Medium Term Notes program, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, and to fund working capital requirements. On January 29, 2002, the Company used proceeds from its Revolving Credit Facility to retire $50,000,000 of Medium Term Notes due on that date. As of June 30, 2002, there were no outstanding Medium Term Notes.

Capital Expenditures

      Capital expenditures for the 2002 first half totaled $28,234,000, of which $6,701,000 was for fleet and project construction and $21,533,000 was primarily for upgrading of the existing marine transportation fleet. In addition, in March 2002, the Company purchased the Cargo Carriers fleet of 21 inland tank barges for $2,800,000 from Cargill, and resold six of the barges for $530,000 in April 2002.

      In June 2001, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined products. During the 2002 first quarter, one tank barge was placed into service, two tank barges were placed into service in the second quarter, one in July 2002 and the remaining two tank barges are expected to be delivered in the 2002 third quarter. The total purchase price is approximately $8,700,000, of which approximately $4,518,000 was expended during the 2002 first six months. Financing of the remaining construction cost of the tank barges will be through operating cash flows and borrowings under the Company's Revolving Credit Facility.

      In February 2002, the Company entered into a contract for the construction of two double hull, 30,000 barrel capacity, inland tank barges that will be used for transporting asphalt. Delivery of the tank barges is expected in the first quarter of 2003. The total purchase price of the two barges is approximately $3,600,000. No payments have been made on this construction contract through June 30, 2002. Financing of the construction of the two tank barges will be through operating cash flows and borrowings under the Company's Revolving Credit Facility.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Capital Expenditures - (Continued)

      In February 2002, the Company also entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined products. Delivery of the six barges is scheduled over a six month period starting in March 2003. The total purchase price of the six barges is approximately $8,700,000, of which $780,000 has been expended in 2002. Financing of the construction of the six barges will be through operating cash flows and borrowings under the Company's Revolving Credit Facility.

Treasury Stock

      During the 2002 first half, the Company did not purchase any treasury stock. Since July 1, 2002, the Company has purchased 165,000 shares of its common stock at a total purchase price of $3,930,000, for an average price of $23.76. As of August 8, 2002, the Company has 1,210,000 shares available under its common stock repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company's Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

      The Company generated net cash provided by operating activities of $27,104,000 and $52,032,000 for the six months ended June 30, 2002 and 2001, respectively. Uses of cash during the 2002 first half included a $12,900,000 increase in working capital due primarily to the timing of tax and employee incentive compensation plan payments. The 2001 first half was positively impacted by a $5,352,000 reduction in trade accounts receivable, the result of an enhanced billing and collections process.

      The Company accounts for its ownership in its 35% owned marine transportation partnership under the equity method of accounting, recognizing cash flow only upon the receipt or distribution of cash from the partnership. For the 2002 and 2001 first six months, the Company received $840,000 and $2,303,000, respectively, of cash from the marine partnership.

      Funds generated are available for acquisitions, capital construction projects, treasury stock repurchases, repayment of borrowings associated with each of the above and for other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of August 8, 2002, $95,259,000 under its Revolving Credit Facility and $121,000,000 under its Medium Term Notes program, subject to mutual agreement and terms. As of August 7, 2002, the Company had $6,256,000 available under its Credit Line.

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

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

           Quantitative and Qualitative Disclosures about Market Risk


      The Company is exposed to market risk from changes in interest rates on certain of its outstanding debt and changes in fuel prices. The outstanding loan balance under the Company's bank credit facilities bears interest at variable rates based on prevailing short-term interest rates in the United States and Europe. Notes issued under the Company's medium term note program may bear fixed or variable interest rates. A 10% change in variable interest rates would impact the 2002 interest expense by approximately $271,000, based on balances outstanding at December 31, 2001, and change the fair value of the Company's debt by less than 1%. The potential impact on the Company of fuel price increases is limited because most of its term contracts contain escalation clauses under which increases in fuel costs, among other, can be passed on to the customers, while its spot contract rates are set based on prevailing fuel prices. The Company does not presently use commodity derivative instruments to manage its fuel costs. The Company has no foreign exchange risk.

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

      In February and April 2001, the Company hedged a portion of its exposure to fluctuations in short-term interest rates by entering into interest rate swap agreements with bank counterparties. Five-year swap agreements with notional amounts totaling $100 million were executed in February 2001 and three-year swap agreements with notional amounts totaling $50 million were executed in April 2001. Under the swap agreements, the Company will pay to the bank counterparties a fixed rate of 4.96% on a notional amount of $50 million for three years, an average fixed rate of 5.64% on a notional amount of $100 million for five years, and will receive from the bank counterparties floating rate interest payments based on the LIBOR for United States dollar deposits. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. No gain or loss on ineffectiveness was recognized for the three months and six months ended June 30, 2002. The fair value of the interest rate swap agreements was recorded as an other long-term liability of $7,346,000 at June 30, 2002. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $1,361,000 and $2,646,000 for the three months and first six months ended June 30, 2002, respectively. The Company anticipates $3,324,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next twelve months based on current interest rates. Amounts were determined as of June 30, 2002 based on quoted market values, the Company's portfolio of derivative instruments, and the Company's measurement of hedge effectiveness.

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

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

      99.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed for the three months ended June 30, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KIRBY CORPORATION
                                        (Registrant)

                                        By:  /s/ NORMAN W. NOLEN
                                             -----------------------------
                                             Norman W. Nolen
                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer

Dated: August 9, 2002

                                 Exhibit Index


(a)   Exhibits:

      99.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.