Form 10-Q
period 2002-09-30
KIRBY CORP
filed 2002-11-06
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarter ended September 30, 2002

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

                                Yes [X]  No [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on November 6, 2002 was 24,007,000.

Part I Financial Information

Item 1. Financial Statements

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                        September 30,     December 31,
                                                           2002               2001
                                                        -------------     -------------
                                                               ($ in thousands)
Current assets:
     Cash and cash equivalents                          $       3,897     $       1,850
     Accounts receivable:
       Trade - less allowance for doubtful accounts            77,495            78,677
       Insurance claims and other                               4,807             5,420
     Inventory - finished goods                                16,330            15,105
     Prepaid expenses                                          12,028             9,082
     Deferred income taxes                                      3,167             3,113
                                                        -------------     -------------

         Total current assets                                 117,724           113,247
                                                        -------------     -------------

Property and equipment                                        802,820           776,157
     Less accumulated depreciation                            332,532           309,918
                                                        -------------     -------------

                                                              470,288           466,239
                                                        -------------     -------------


Investment in marine affiliates                                13,420            13,439
Goodwill - net                                                156,726           156,726
Other assets                                                    3,465             4,820
                                                        -------------     -------------

                                                        $     761,623     $     754,471
                                                        =============     =============



            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                September 30,      December 31,
                                                                    2002               2001
                                                                -------------      -------------
                                                                     ($ in thousands, except
                                                                  per share and share amounts)
Current liabilities:
    Current portion of long-term debt                           $         336      $         335
    Income taxes payable                                                3,062              2,997
    Accounts payable                                                   36,212             35,378
    Accrued liabilities                                                46,799             54,097
    Deferred revenues                                                   2,903              4,250
                                                                -------------      -------------

           Total current liabilities                                   89,312             97,057
                                                                -------------      -------------

Long-term debt - less current portion                                 232,849            249,402
Deferred income taxes                                                  89,424             89,542
Minority interests                                                      2,602              2,819
Other long-term liabilities                                            22,910             14,629
                                                                -------------      -------------

                                                                      347,785            356,392
                                                                -------------      -------------

Contingencies and commitments                                              --                 --

Stockholders' equity:
    Preferred stock, $1.00 par value per share. Authorized
       20,000,000 shares                                                   --                 --
    Common stock, $.10 par value per share. Authorized
       60,000,000 shares, issued 30,907,000 shares                      3,091              3,091
    Additional paid-in capital                                        176,304            176,074
    Accumulated other comprehensive income                             (8,119)            (3,364)
    Retained earnings                                                 271,732            242,211
                                                                -------------      -------------
                                                                      443,008            418,012
    Less cost of 6,914,000 shares in treasury (6,892,000 at
       December 31, 2001)                                             118,482            116,990
                                                                -------------      -------------

                                                                      324,526            301,022
                                                                -------------      -------------

                                                                $     761,623      $     754,471
                                                                =============      =============




            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                       Three months ended             Nine months ended
                                                         September 30,                  September 30,
                                                 ----------------------------    ----------------------------
                                                     2002            2001            2002            2001
                                                 ------------    ------------    ------------    ------------
                                                         ($ in thousands, except per share amounts)
Revenues:
    Marine transportation                        $    113,343    $    122,156    $    329,679    $    359,000
    Diesel engine services                             21,264          19,641          65,843          63,547
                                                 ------------    ------------    ------------    ------------

                                                      134,607         141,797         395,522         422,547
                                                 ------------    ------------    ------------    ------------
Costs and expenses:
    Costs of sales and operating expenses              81,652          86,563         247,868         264,379
    Selling, general and administrative                16,748          16,607          49,436          51,324
    Taxes, other than on income                         2,627           2,789           7,185           8,538
    Depreciation and other amortization                10,826          10,900          33,845          32,235
    Amortization of goodwill                               --           1,521              --           4,571
    Gain on disposition of assets                        (425)           (153)           (593)           (268)
                                                 ------------    ------------    ------------    ------------

                                                      111,428         118,227         337,741         360,779
                                                 ------------    ------------    ------------    ------------

        Operating income                               23,179          23,570          57,781          61,768
Equity in earnings (loss) of marine affiliates            (68)            487             872           2,302
Other expense                                            (447)           (387)           (788)         (1,052)
Interest expense                                       (3,378)         (4,365)        (10,251)        (14,019)
                                                 ------------    ------------    ------------    ------------

        Earnings before taxes on income                19,286          19,305          47,614          48,999
Provision for taxes on income                          (7,329)         (7,916)        (18,093)        (20,091)
                                                 ------------    ------------    ------------    ------------

        Net earnings                             $     11,957    $     11,389    $     29,521    $     28,908
                                                 ============    ============    ============    ============

Net earnings per share of common stock:
    Basic                                        $        .50    $        .47    $       1.23    $       1.20
                                                 ============    ============    ============    ============
    Diluted                                      $        .49    $        .47    $       1.21    $       1.19
                                                 ============    ============    ============    ============



            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine months ended September 30,
                                                                             -------------------------------
                                                                                 2002               2001
                                                                             -------------     -------------
                                                                                    ($ in thousands)
Cash flows from operating activities:
  Net earnings                                                               $      29,521     $      28,908
  Adjustments to reconcile net earnings to net cash provided by operations:
    Depreciation and amortization                                                   33,845            36,806
    Deferred income taxes                                                            2,387               915
    Equity in earnings of marine affiliates, net of distributions and
     contributions                                                                      90               222
    Gain on disposition of assets                                                     (593)             (268)
    Other                                                                              772             1,294
    Increase (decrease) in cash flows resulting from changes in operating
     working capital                                                                (6,608)           10,898
                                                                             -------------     -------------
      Net cash provided by operating activities                                     59,414            78,775
                                                                             -------------     -------------

Cash flows from investing activities:
  Capital expenditures                                                             (39,198)          (43,558)
  Acquisition of marine equipment                                                   (4,600)               --
  Proceeds from disposition of assets                                                5,868             1,246
  Other                                                                               (236)               10
                                                                             -------------     -------------
      Net cash used in investing activities                                        (38,166)          (42,302)
                                                                             -------------     -------------

Cash flows from financing activities:
  Borrowings (payments) on bank credit facilities, net                              33,700           (35,800)
  Payments on long-term debt                                                       (50,252)           (5,251)
  Purchase of treasury stock                                                        (3,931)           (2,459)
  Proceeds from exercise of stock options                                            2,186             3,283
  Other                                                                               (904)             (852)
                                                                             -------------     -------------
      Net cash used  in financing activities                                       (19,201)          (41,079)
                                                                             -------------     -------------
      Increase (decrease) in cash and cash equivalents                               2,047            (4,606)

Cash and cash equivalents, beginning of year                                         1,850             4,658
                                                                             -------------     -------------
Cash and cash equivalents, end of period                                     $       3,897     $          52
                                                                             =============     =============
Supplemental disclosures of cash flow information:
Cash paid during the period:
   Interest                                                                  $      11,254     $      13,046
   Income taxes                                                              $      15,640     $      18,072
Non-cash investing and financing activity:
   Disposition of assets for notes receivable                                $       1,100                --


            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001, and the results of operations for the three months and nine months ended September 30, 2002 and 2001.

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

(2)      ACQUISITION

         In March 2002, the Company purchased the Cargo Carriers fleet of 21 inland tank barges for $2,800,000 in cash from Cargill Corporation ("Cargill"), and resold six of the tank barges for $530,000 in April 2002. Financing of the equipment acquisition was through the Company's revolving credit facility.

(3)      CHANGES IN ACCOUNTING METHODS

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

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(3)      CHANGES IN ACCOUNTING METHODS - (Continued)

         Amortization of goodwill for the 2001 third quarter and first nine months was $1,557,000 and $4,678,000, respectively. The following table sets forth the reported and adjusted net earnings, and basic and diluted earnings per share, for the three months and nine months ended September 30, 2001 (in thousands, except per share amounts):

                                                                      Three months ended  Nine months ended
                                                                      September 30, 2001  September 30, 2001
                                                                      ------------------  ------------------
Reported net earnings                                                   $       11,389      $       28,908
Amortization of goodwill - marine transportation                                 1,403               4,208
Amortization of goodwill - diesel engine services                                  118                 363
Amortization of goodwill - equity in earnings of marine affiliates                  36                 107
                                                                        --------------      --------------
      Adjusted net earnings                                             $       12,946      $       33,586
                                                                        ==============      ==============

Reported basic earnings per share                                       $          .47      $         1.20
Amortization of goodwill                                                           .07                 .20
                                                                        --------------      --------------
      Adjusted basic earnings per share                                 $          .54      $         1.40
                                                                        ==============      ==============

Reported diluted earnings per share                                     $          .47      $         1.19
Amortization of goodwill                                                           .06                 .20
                                                                        --------------      --------------
      Adjusted diluted earnings per share                               $          .53      $         1.39
                                                                        ==============      ==============


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

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


 (4)     COMPREHENSIVE INCOME

         The Company's total comprehensive income for the three months and nine months ended September 30, 2002 and 2001 were as follows (in thousands):

                                                                     Three months                     Nine months
                                                                  ended September 30,              ended September 30,
                                                             -----------------------------     -----------------------------
                                                                 2002            2001              2002             2001
                                                             ------------     ------------     ------------     ------------
Net earnings                                                 $     11,957     $     11,389     $     29,521     $     28,908
Change in fair value of derivative financial instruments,
     net of tax                                                    (3,345)          (4,726)          (4,755)          (4,772)
                                                             ------------     ------------     ------------     ------------

         Total comprehensive income                          $      8,612     $      6,663     $     24,766     $     24,136
                                                             ============     ============     ============     ============


(5)      SEGMENT INFORMATION

         The following table sets forth the Company's revenues and income (loss) by reportable segment for the three months and nine months ended September 30, 2002 and 2001 and total assets as of September 30, 2002 and December 31, 2001 (in thousands):

                                     Three months ended               Nine months ended
                                       September 30,                    September 30,
                               -----------------------------     -----------------------------
                                   2002             2001             2002             2001
                               ------------     ------------     ------------     ------------
Revenues:
     Marine transportation     $    113,343     $    122,156     $    329,679     $    359,000
     Diesel engine services          21,264           19,641           65,843           63,547
                               ------------     ------------     ------------     ------------
                               $    134,607     $    141,797     $    395,522     $    422,547
                               ============     ============     ============     ============
Segment income (loss):
     Marine transportation     $     22,158     $     23,265     $     54,302     $     60,657
     Diesel engine services           2,042            1,759            7,022            6,164
     Other                           (4,914)          (5,719)         (13,710)         (17,822)
                               ------------     ------------     ------------     ------------
                               $     19,286     $     19,305     $     47,614     $     48,999
                               ============     ============     ============     ============

                                                      September 30,   December 31,
                                                          2002            2001
                                                      -------------   ------------
Total assets:
     Marine transportation                            $    685,153    $    681,976
     Diesel engine services                                 50,792          48,288
     Other                                                  25,678          24,207
                                                      ------------    ------------
                                                      $    761,623    $    754,471
                                                      ============    ============

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


(5)      SEGMENT INFORMATION - (Continued)

         The following table presents the details of "Other" segment income
(loss) for the three months and nine months ended September 30, 2002 and 2001 (in thousands):

                                                        Three months ended                Nine months ended
                                                           September 30,                   September 30,
                                                  -----------------------------     -----------------------------
                                                      2002             2001             2002             2001
                                                  ------------     ------------     ------------     ------------

General corporate expenses                        $     (1,446)    $     (1,607)    $     (4,136)    $     (5,321)
Gain on disposition of assets                              425              153              593              268
Interest expense                                        (3,378)          (4,365)         (10,251)         (14,019)
Equity in earnings (loss) of marine affiliates             (68)             487              872            2,302
Other expense                                             (447)            (387)            (788)          (1,052)
                                                  ------------     ------------     ------------     ------------
                                                  $     (4,914)    $     (5,719)    $    (13,710)    $    (17,822)
                                                  ============     ============     ============     ============

         The following table presents the details of "Other" total assets as of September 30, 2002 and December 31, 2001 (in thousands):

                                                      September 30,     December 31,
                                                          2002              2001
                                                      -------------    -------------
General corporate assets                              $      12,258    $      10,768
Investment in marine affiliates                              13,420           13,439
                                                      -------------    -------------
                                                      $      25,678    $      24,207
                                                      =============    =============

(6)      TAXES ON INCOME

         Details of the provision for taxes on income for the three months and nine months ended September 30, 2002 and 2001 were as follows (in thousands):


                                      Three months ended                Nine months ended
                                         September 30,                    September 30,
                                  ----------------------------     ----------------------------
                                     2002             2001             2002            2001
                                  ------------    ------------     ------------    ------------
Provision for taxes on income:
       Current                    $      3,536    $      6,868     $     14,503    $     18,205
       Deferred                          3,202           1,113            2,187             990
       State and local                     591             (65)           1,403             896
                                  ------------    ------------     ------------    ------------
                                  $      7,329    $      7,916     $     18,093    $     20,091
                                  ============    ============     ============    ============

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


(7)      EARNINGS PER SHARE

         The following table presents the components of basic and diluted earnings per share for the three months and nine months ended September 30, 2002 and 2001 (in thousands, except per share amounts):

                                                             Three months ended             Nine months ended
                                                                September 30,                 September 30,
                                                        ----------------------------    ----------------------------
                                                            2002            2001            2002            2001
                                                        ------------    ------------    ------------    ------------

Net earnings                                            $     11,957    $     11,389    $     29,521    $     28,908
                                                        ============    ============    ============    ============

Basic earnings per share:
Weighted average number of common shares outstanding          24,016          24,077          24,080          24,039
                                                        ============    ============    ============    ============

     Basic earnings per share                           $        .50    $        .47    $       1.23    $       1.20
                                                        ============    ============    ============    ============

Diluted earnings per share:
Weighted average number of common shares outstanding          24,016          24,077          24,080          24,039
Dilutive shares applicable to stock options                      201             284             358             204
                                                        ------------    ------------    ------------    ------------

     Shares applicable to diluted earnings                    24,217          24,361          24,438          24,243
                                                        ============    ============    ============    ============

     Diluted earnings per share                         $        .49    $        .47    $       1.21    $       1.19
                                                        ============    ============    ============    ============

         Certain outstanding options to purchase approximately 405,000 and 6,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2002 and 2001, as such stock options would have been antidilutive.

(8)      CONTINGENCIES

         In January 2001, the Environmental Protection Agency ("EPA"), in conjunction with other federal and state law enforcement agencies, initiated an investigation into possible violations of the Clean Water Act at a dry cargo barge cleaning facility in Houston operated by Western Towing Company ("Western"), a division of the Company. The Company cooperated fully with the authorities in the investigation. Western plead guilty to one violation of the Clean Water Act for discharging washwater from the facility in violation of the facility's permit and was fined $30,000 for the violation.

         The Company and a group of approximately 45 other companies have been notified that they are Potentially Responsible Parties ("PRPs") under The Comprehensive Environmental Response, Compensation and Liability Act with respect to a potential Superfund site, the Palmer Barge Line Site ("Palmer"), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs have entered into an agreement

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


(8)      CONTINGENCIES - (Continued)

with the EPA to perform a remedial investigation and feasibility study. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

         In addition, there are various other suits and claims against the Company, none of which in the opinion of management will have a material effect on the Company's financial condition, results of operations or cash flows. Management has recorded necessary reserves and believes that it has adequate insurance coverage or has meritorious defenses for these other claims and contingencies.

(9)      SUBSEQUENT EVENT

         On October 31, 2002, the Company completed the acquisition of seven inland black oil tank barges and 13 inland towboats from Coastal Towing, Inc. ("Coastal") for $17.1 million in cash. In addition, the Company and Coastal entered into a barge management agreement whereby the Company will serve as manager of the combined black oil fleet for a period of seven years. The combined black oil fleet consists of Coastal's 54 remaining barges and the Company's 66 barges. Coastal is engaged in the inland tank barge transportation of black oil products along the Gulf Intracoastal Waterway and the Mississippi River and its tributaries. In a related transaction, on September 25, 2002, the Company purchased from Coastal three black oil tank barges for $1.8 million in cash. Financing of the equipment acquisitions was through the Company's revolving credit facility.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, fog and ice, marine accidents, lock delays, construction of new equipment by competitors, including construction with government assisted financing, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company.

         The Company, through its marine transportation segment, is a provider of inland marine transportation services with a fleet of 939 inland tank barges, consisting of 17.1 million barrels of capacity, and 219 inland towboats, transporting industrial petrochemicals, refined petroleum products, black oil and agricultural chemicals along the United States inland waterways. The marine transportation segment also serves as managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The partnership is accounted for under the equity method of accounting. The segment is strictly a provider of transportation services for its customers and does not assume ownership of any of the products that it transports.

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

ACQUISITION

         In March 2002, the Company purchased the Cargo Carriers fleet of 21 inland tank barges for $2,800,000 in cash from Cargill, and resold six of the tank barges for $530,000 in April 2002. Financing of the equipment acquisition was through the Company's revolving credit facility.

RESULTS OF OPERATIONS

         The Company reported third quarter 2002 net earnings of $11,957,000, or $.49 per share, on revenues of $134,607,000, compared with 2001 third quarter net earnings of $11,389,000, or $.47 per share, on revenues of $141,797,000. Net earnings for the nine months ended September 30, 2002 were $29,521,000, or $1.21 per share, on revenues of $395,522,000, compared with net earnings of $28,908,000, or $1.19 per share, on revenues of $422,547,000 for the 2001 first nine months.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


RESULTS OF OPERATIONS - (CONTINUED)

         For purposes of this Management's Discussion, all earnings per share are "Diluted earnings per share." The weighted number of common shares applicable to diluted earnings for the 2002 and 2001 third quarter were 24,217,000 and 24,361,000, respectively, and for the 2002 and 2001 first nine months were 24,438,000 and 24,243,000, respectively. The decrease in the weighted average number of common shares for the 2002 third quarter compared with the 2001 third quarter primarily reflect open market stock repurchases during the 2002 third quarter. The increase in the weighted average number of common shares for the 2002 first nine months compared with the 2001 corresponding period reflected shares issued under the Company's employee stock option plans, partially offset by open market stock repurchases during the third quarters of 2002 and 2001.

         The following tables set forth the Company's marine transportation segment's revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2002 compared with the three months and nine months ended September 30, 2001 (dollars in thousands):

                                                       Three months ended September 30,
                                           --------------------------------------------------------
                                                                             Increase (decrease)
                                                                          -------------------------
                                              2002           2001          Amount            %
                                           ----------     ----------      ----------     ----------
Marine transportation revenues             $  113,343     $  122,156      $   (8,813)            (7)%
                                           ----------     ----------      ----------     ----------

Costs and expenses:
  Costs of sales and operating expenses        65,530         71,863          (6,333)            (9)
  Selling, general and administrative          13,155         12,934             221              2
  Taxes, other than an income                   2,517          2,638            (121)            (5)
  Depreciation and other amortization           9,983         10,053             (70)            (1)
  Amortization of goodwill                         --          1,403          (1,403)            --
                                           ----------     ----------      ----------     ----------
                                               91,185         98,891          (7,706)            (8)
                                           ----------     ----------      ----------     ----------

           Operating income                $   22,158     $   23,265      $   (1,107)            (5)%
                                           ==========     ==========      ==========     ==========

           Operating margins                     19.5%          19.0%
                                           ==========     ==========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


RESULTS OF OPERATIONS - (CONTINUED)


                                                       Nine months ended September 30,
                                           --------------------------------------------------------
                                                                             Increase (decrease)
                                                                          -------------------------
                                             2002            2001           Amount           %
                                           ----------     ----------      ----------     ----------

Marine transportation revenues             $  329,679     $  359,000      $  (29,321)            (8)%
                                           ----------     ----------      ----------     ----------

Costs and expenses:
  Costs of sales and operating expenses       198,179        216,453         (18,274)            (8)
  Selling, general and administrative          38,931         39,727            (796)            (2)
  Taxes, other than an income                   6,820          8,199          (1,379)           (17)
  Depreciation and other amortization          31,447         29,756           1,691              6
  Amortization of goodwill                         --          4,208          (4,208)            --
                                           ----------     ----------      ----------     ----------
                                              275,377        298,343         (22,966)            (8)
                                           ----------     ----------      ----------     ----------

           Operating income                $   54,302     $   60,657      $   (6,355)           (10)%
                                           ==========     ==========      ==========     ==========

           Operating margins                     16.5%          16.9%
                                           ==========     ==========

         Revenues for the marine transportation segment decreased $8,813,000, or 7%, for the 2002 third quarter compared with the 2001 third quarter, and $29,321,000, or 8%, for the 2002 first nine months compared with the first nine months of 2001. The decrease for the 2002 third quarter compared with the 2001 third quarter reflected continued weak petrochemical volumes along the Gulf Coast and lower refined products volumes into the Midwest, partially offset by improved third quarter 2002 petrochemical volumes into the Midwest. The decrease for the first nine months of 2002 compared with the 2001 corresponding period reflected weak petrochemical volumes along the Gulf Coast, lower refined products volumes into the Midwest and lower liquid fertilizer volumes, partially offset by higher petrochemical volumes into the Midwest.

         Historically, approximately 60% of marine transportation revenues have been from petrochemical volumes. During the 2002 first half and extending through the third quarter, petrochemical volumes into the Midwest improved; however, petrochemical volumes along the Gulf Coast have remained depressed all year. Refined products volumes, historically representing 20% of marine transportation revenues, began the 2002 year strong, declined during the first quarter, remained weak the entire second quarter, and improved during the third quarter, the result of seasonal demand, Midwest refinery outages for maintenance and Midwest inventory imbalances. During the 2002 first six months, high Midwest refined products inventories and a new refined products pipeline from the Gulf Coast to the Midwest that went online April 1, 2002, negatively impacted the volumes moved by inland tank barges. During the first nine months of 2002, the movement of refined products into the Midwest returned to more traditional levels, or pre-2000 levels, driven by seasonal demand variables based on inventory requirements and refinery outages for maintenance. Liquid fertilizer volumes, historically

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


RESULTS OF OPERATIONS - (CONTINUED)

representing approximately 10% of marine transportation revenues, returned to normal seasonal levels during the 2002 third quarter, a significant improvement from the weak levels in the 2002 first half. During the 2002 first half, significant rainfall amounts in the Midwest kept farmers out of their fields, reducing the demand for fertilizer usage, thereby reducing the demand for the movement of liquid fertilizer by tank barge. Black oil volumes, historically representing approximately 10% of marine transportation revenues, remained consistent with the volume levels for 2002 first and second quarters.

         In late September 2002, Tropical Storm Isidore made landfall in central Louisiana, creating delays and diversions of marine equipment away from the path of the storm, and thereby lowering revenue. The impact of Tropical Storm Isidore on the 2002 third quarter earnings was an estimated $1,200,000, or $.03 per share after taxes.

         For the 2001 third quarter and first nine months, the Company benefited from strong refined products volumes into the Midwest and favorable black oil volumes. The Company's liquid fertilizer volumes were at normal levels during the 2001 third quarter and stronger than expected for the 2001 first nine months. Petrochemical volumes were depressed for the entire first nine months of 2001, the result of a continued slow U.S. economy.

         In mid-August 2001, a Chicago, Illinois area refinery fire closed the facility for approximately six months, creating inventory imbalances in the Midwest and increasing barge demand. The strong 2001 first half liquid fertilizer demand was driven by high natural gas prices, which caused U.S. manufacturers of liquid fertilizer to curtail production, which was replaced by foreign production. The increased importation of fertilizer resulted in a disruption of the traditional U.S. rail and barge distribution patterns and created additional barging opportunities for the marine transportation segment. The unseasonably strong black oil demand was driven by high natural gas prices, creating a better market for residual fuel as a substitute for boiler fuel.

         During the 2002 third quarter and first nine months, contract renewal rates have remained relatively flat. Spot market rates during the 2002 first quarter compared with the 2001 fourth quarter declined approximately 10% to 15%. During the second quarter, certain spot market rated declined as much as 15% to 20% when compared with the 2001 fourth quarter, as weak petrochemical and refined products volumes created lower utilization and excess tank barge capacity industry wide. During the 2002 third quarter, spot market rates remained depressed, even though petrochemical and refined products volumes into the Midwest improved. During the 2002 third quarter and first nine months, approximately 70% of movements were under term contract and approximately 30% were spot market movements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


RESULTS OF OPERATIONS - (CONTINUED)

         Total costs and expenses for the marine transportation segment for the 2002 third quarter and first nine months decreased $7,706,000, or 8%, and $22,966,000, or 8%, respectively, compared with the 2001 third quarter and first nine months. Costs of sales and operating expenses for the 2002 third quarter decreased $6,333,000, or 9%, compared with the 2002 third quarter, and $18,274,000, or 8%, for the 2002 first nine months compared with the 2001 first nine months, primarily reflecting the decrease in marine transportation activity and corresponding lower voyage related expenses. Costs of sales and operating expense for the 2002 third quarter and first nine months was reduced by a $2,200,000 adjustment to accrued liabilities for casualty losses, primarily the result of favorable loss trends reported in the Company's latest annual actuarial claims review. Depending on the amount of volumes moved, the segment adjusts the number of towboats operated and crews required on a daily basis. The Company operated 217 towboats at December 31, 2001, 203 at March 31, 198 at June 30 and 206 at September 30, 2002. Partially offsetting the operating cost savings was the negative impact of inclement weather conditions, which decreased revenues and increased operating expenses. Ice conditions, frontal systems, and high water during the 2002 first half of the year required additional horsepower to complete movements, additional fuel and other variable expenses associated with longer transit times.

         Selling, general and administrative expenses for the 2002 third quarter increased $221,000, or 2%, compared with the 2001 third quarter, and declined $796,000, or 2%, in the 2002 first nine months compared with the first nine months of 2001. The 2% increase in the 2002 third quarter primarily reflected higher employee compensation due to annual salary increases effective January 2002. The 2% decrease for the 2002 first nine months reflected lower incentive compensation accruals and professional fees, partially offset by annual salary increases effective January 2002.

         Taxes, other than on income for the 2002 third quarter and first nine months decreased $121,000, or 5%, and $1,379,000, or 17%, respectively, compared with the corresponding periods of 2001. The decreases reflect lower waterway use taxes, the result of decreased marine transportation volumes, and lower franchise taxes attributable to legal restructuring.

         Depreciation and other amortization expense for the 2002 third quarter and first nine months decreased $70,000, or 1%, and increased $1,691,000, or 6%, respectively, compared with the corresponding 2001 periods. The 6% increase for the 2002 first nine months reflected new inland tank barge additions during 2001 and 2002, the acquisition of the 15 barge fleet in the 2002 first quarter and a decrease of the remaining useful lives of certain older barges to correspond with the anticipated retirement dates of such barges.

         Operating income for the marine transportation segment for the 2002 third quarter was $22,158,000, or $1,107,000, or 5%, lower than the 2001 third quarter operating income of $23,265,000. The 2001 third quarter's operating income included $1,403,000 of goodwill amortization. For the 2002 first nine months, operating income totaled $54,302,000, or $6,355,000, or 10%, lower than the 2001 first nine months operating income of $60,657,000. The 2001 first nine months operating income included

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


RESULTS OF OPERATIONS - (CONTINUED)

$4,208,000 of goodwill amortization. Amortization of goodwill ceased January 1, 2002 as a result of adoption of SFAS No. 142. Goodwill will be evaluated annually for impairment.

         The operating margin for the marine transportation segment for the 2002 third quarter was 19.5% compared with 19.0% for the 2001 third quarter, or 20.2% when adjusted for goodwill amortization expense. For the 2002 first nine months, the marine transportation operating margin was 16.5% compared with 16.9% for the corresponding 2001 period, or 18.1% when adjusted for goodwill amortization expense.

         In September 2002, the U.S. Coast Guard issued new regulations that require the installation of tank level monitoring devices on all single hull tank barges by October 17, 2007. The new regulations, coupled with a market bias against single hull tank barges, may result in a reduced life for single hull tank barges. An analysis will be performed in the 2002 fourth quarter, which may indicate an impairment of the affected barge classes. As of September 30, 2002, the Company owned 116 single hull tank barges with a book value of approximately $21 million.

         The following tables set forth the Company's diesel engine services segment's revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2002 compared with the three months and nine months ended September 30, 2001 (dollars in thousands):

                                                          Three months ended September 30,
                                           ---------------------------------------------------------------
                                                                                  Increase (decrease)
                                                                             -----------------------------
                                              2002             2001             Amount             %
                                           ------------     ------------     ------------     ------------

Diesel engine services revenues            $     21,264     $     19,641     $      1,623                8%
                                           ------------     ------------     ------------     ------------

Costs and expenses:
  Costs of sales and operating expenses          16,066           14,614            1,452               10
  Selling, general and administrative             2,826            2,859              (33)              (1)
  Taxes, other than an income                        65               66               (1)              --
  Depreciation and other amortization               265              225               40               18
  Amortization of goodwill                           --              118             (118)              --
                                           ------------     ------------     ------------     ------------
                                                 19,222           17,882            1,340                7
                                           ------------     ------------     ------------     ------------

           Operating income                $      2,042     $      1,759     $        283               16%
                                           ============     ============     ============     ============

           Operating margins                        9.6%             9.0%
                                           ============     ============

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                                       Nine months ended September 30,
                                           -------------------------------------------------------
                                                                             Increase (decrease)
                                                                         -------------------------
                                              2002           2001         Amount            %
                                           ----------     ----------     ----------     ----------

Diesel engine services revenues            $   65,843     $   63,547     $    2,296              4%
                                           ----------     ----------     ----------     ----------

Costs and expenses:
  Costs of sales and operating expenses        49,498         47,679          1,819              4
  Selling, general and administrative           8,424          8,466            (42)            --
  Taxes, other than an income                     214            207              7              3
  Depreciation and other amortization             685            668             17              3
  Amortization of goodwill                         --            363           (363)            --
                                           ----------     ----------     ----------     ----------
                                               58,821         57,383          1,438              3
                                           ----------     ----------     ----------     ----------

           Operating income                $    7,022     $    6,164     $      858             14%
                                           ==========     ==========     ==========     ==========

           Operating margins                     10.7%           9.7%
                                           ==========     ==========


         The diesel engine services segment's revenues for the 2002 third quarter increased $1,623,000, or 8%, compared with the 2001 third quarter revenues, and increased $2,296,000, or 4%, for the 2002 first nine months compared with the first nine months of 2001. The segment benefited from strong power generation and railroad markets for both periods, partially offset by a weak Gulf Coast oil drilling and supply vessel market. The power generation market benefited from favorable service and parts sales to the nuclear industry, while the railroad market benefited from the July 2001 agreement to distribute replacement parts for locomotive engines used by U.S. transit and Class II railroads, as well as a rebound in the its industrial market, particularly the U.S. steel industry. The Gulf Coast oil drilling and offshore supply vessel market, weak since the second half of 2001, remained weak during the 2002 third quarter and first nine months.

         During the 2001 third quarter, the Gulf Coast oil drilling and supply vessel market, which had been strong through the first six months, began to slow as drilling activity in the Gulf of Mexico declined. The shortline and industrial part of the railroad market was weak for the first nine months of 2001, due primarily to the weak U.S. economy and depressed U.S. steel industry. The periods also reflected the July 2001 agreement for U.S. transit and Class II railroads noted above.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


RESULTS OF OPERATIONS - (CONTINUED)

         Total costs and expenses for the diesel engine services segment for the 2002 third quarter increased $1,340,000, or 7%, when compared with the 2001 third quarter, and increased $1,438,000, or 3%, for the 2002 first nine months compared with the 2001 first nine months. Costs of sales and operating expenses for the 2002 third quarter increased $1,452,000, or 10%, compared with the 2001 third quarter, and increased $1,819,000, or 4%, for the 2002 first nine months compared with the 2001 first nine months. The increase in costs of sales for both 2002 periods compared with 2001 corresponding periods reflected the increase in overall revenues noted above.

         Operating income for the diesel engine services segment for the 2002 third quarter was $2,042,000, or $283,000, or 16%, higher than the 2001 third quarter operating income of $1,759,000 that included $118,000 of goodwill amortization expense. For the 2002 first nine months, operating income totaled $7,022,000, or $858,000, or 14%, higher than the 2001 first nine months operating income of $6,164,000. The 2001 first nine months operating income included $363,000 of goodwill amortization expense.

         The operating margin for the diesel engine services segment for the 2002 third quarter was 9.6% compared with 9.0% for the 2001 third quarter, or 9.6% adjusted for goodwill amortization expense. For the 2002 first nine months, the operating margin was 10.7% compared with 9.7% for the corresponding 2001 period, or 10.3% adjusted for goodwill amortization expense. The 2002 third quarter and first nine months operating margin was positively influenced by increased power generation revenue, which historically earns higher gross profit margins, and negatively influenced by increased railroad revenue, which historically earns lower gross profit margins.

         General corporate expenses for the 2002 third quarter totaled $1,446,000, a $161,000, or 10%, decline when compared with 2001 third quarter expenses of $1,607,000. For the 2002 first nine months, general corporate expenses were $4,136,000, a $1,185,000, or 22%, decrease compared with the first nine months of 2001 expenses of $5,321,000. The general corporate expenses for both 2002 periods compared with 2001 reflected lower employee incentive compensation accruals and professional fees, partially offset by annual salary increases effective January 2002.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


RESULTS OF OPERATIONS - (CONTINUED)

           The following tables set forth the gain on disposition of assets, equity in earnings (loss) of marine affiliates, other expenses and interest expense for the three months and nine months ended September 30, 2002 compared with the three months and nine months ended September 30, 2001 (in thousands):

                                                               Three months ended September 30,
                                                  ---------------------------------------------------------------
                                                                                        Increase (decrease)
                                                                                    -----------------------------
                                                      2002             2001            Amount             %
                                                  ------------     ------------     ------------     ------------
Gain on disposition of assets                     $        425     $        153     $        272              178%
Equity in earnings (loss) of marine affiliates    $        (68)    $        487     $       (555)            (114)%
Other expenses                                    $       (447)    $       (387)    $         60               16%
Interest expense                                  $     (3,378)    $     (4,365)    $       (987)             (23)%


                                                            Nine months ended September 30,
                                           ---------------------------------------------------------------
                                                                                   Increase (decrease)
                                                                             -----------------------------
                                              2002              2001           Amount             %
                                           ------------     ------------     ------------     ------------
Gain on disposition of assets              $        593     $        268     $        325              121%
Equity in earnings of marine affiliates    $        872     $      2,302     $     (1,430)             (62)%
Other expenses                             $       (788)    $     (1,052)    $        264               25%
Interest expense                           $    (10,251)    $    (14,019)    $     (3,768)             (27)%


         The Company reported net gains on disposition of assets of $425,000 and $153,000 in the 2002 and 2001 third quarters, and $593,000 and $268,000 in the
2002 and 2001 first nine months, respectively. The net gains were predominately from the sale of marine equipment.

         Equity in earnings of marine affiliates declined $555,000, or 114%, for the 2002 third quarter compared with the 2001 third quarter, and declined $1,430,000, or 62%, for the 2002 first nine months compared with the 2001 first nine months. Equity in earnings of marine affiliates consisted primarily of a 35% owned offshore marine partnership with a public utility consisting of four offshore dry-cargo barge and tug units primarily transporting coal across the Gulf of Mexico with a backhaul of limestone rock. The lower results for the 2002 third quarter and first nine months reflected reduced rates on the recently renewed coal transportation contract, the closure for repair of the customer's coal dock facility for two weeks during the 2002 second quarter, the timing of maintenance on two of the four units in the partnership, and weather delays in the 2002 third quarter from Tropical Storm Isidore.

         The $987,000, or 23%, reduction in interest expense for the 2002 third quarter compared with the 2001 third quarter, and $3,768,000, or 27%, decrease for the 2002 first nine months compared with the 2001 first nine months, was attributable to lower debt levels and lower interest rates. In addition, in January 2002, the Company retired the remaining $50.0 million of 7.05% medium term notes, refinancing the notes through the Company's bank revolving credit facility. During the third quarter and

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


RESULTS OF OPERATIONS - (CONTINUED)

first nine months of 2002, the average interest rate under the Company's revolving credit facility was 3.0% and 3.1%, respectively. The overall average debt and average interest rate for the 2002 third quarter was $239,700,000 and 5.6%, compared with $256,100,000 and 6.8% for the 2001 third quarter, respectively. For the 2002 first nine months, the average debt was $240,700,000 and the average interest rate was 5.7%, compared with average debt of $270,100,000 and an average interest rate of 6.9% for the 2001 first nine months.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet

         Total assets as of September 30, 2002 were $761,623,000 compared with $754,471,000 as of December 31, 2001. The following table sets forth the significant components of the balance sheet as of September 30, 2002 compared with December 31, 2001 (dollars in thousands):

                                                                                     Increase (decrease)
                                            September 30,     December 31,     --------------------------------
                                                2002             2001             Amount                %
                                            -------------    -------------     -------------      -------------
Assets:
   Current assets                           $     117,724    $     113,247     $       4,477                  4%
   Property and equipment, net                    470,288          466,239             4,049                  1
   Investment in marine affiliates                 13,420           13,439               (19)                --
   Goodwill - net                                 156,726          156,726                --                 --
   Other assets                                     3,465            4,820            (1,355)               (28)
                                            -------------    -------------     -------------      -------------
                                            $     761,623    $     754,471     $       7,152                  1%
                                            =============    =============     =============      =============

Liabilities and stockholders' equity:
   Current liabilities                      $      89,312    $      97,057     $      (7,745)                (8)%
   Long-term debt - less current portion          232,849          249,402           (16,553)                (7)
   Deferred income taxes                           89,424           89,542              (118)                --
   Minority interest and other
      long-term liabilities                        25,512           17,448             8,064                 46
   Stockholders' equity                           324,526          301,022            23,504                  8
                                            -------------    -------------     -------------      -------------
                                            $     761,623    $     754,471     $       7,152                  1%
                                            =============    =============     =============      =============

         Current assets as of September 30, 2002 increased $4,477,000, or 4%, compared with December 31, 2001. Cash and cash equivalents increased $2,047,000 and trade accounts receivable decreased $1,182,000, or 2%, primarily from lower revenues. Finished goods inventory increased $1,225,000, or 8%, in support of increased parts sales to the railroad markets and scheduled fourth quarter 2002 diesel engine services overhauls. Prepaid expenses increased $2,946,000, or 32%, primarily due to accumulated rebillable maintenance costs on a customer's tank barges that are leased to the Company.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Balance Sheet - (Continued)

         Property and equipment as of September 30, 2002 increased 1% when compared with December 31, 2001. The increase reflected $39,198,000 of capital expenditures and the purchase of $4,600,000 of existing inland tank barges, more fully described under Capital Expenditures below, net of depreciation expense and the disposition of marine equipment during the 2002 first nine months.

         Current liabilities as of September 30, 2002 decreased $7,745,000, or 8%, compared with December 31, 2001. Accrued liabilities decreased $7,298,000, or 13%, primarily due to lower employee incentive compensation accruals, the timing of such compensation payments and lower accrued interest due to retired medium term notes, offset by higher accruals for casualty losses. Deferred revenue decreased $1,347,000, or 32%, primarily the result of several large diesel engine services' jobs billed in December 2001 for work completed in 2002.

         Long-term debt, less current portion, as of September 30, 2002 declined $16,553,000, or 7%, primarily reflecting excess free cash flow generated by the Company, above capital expenditures and treasury stock repurchases.

         Other long-term liabilities as of September 30, 2002 increased $8,281,000, or 57%, compared with December 30, 2001, primarily reflecting accruals for the fair value of interest rate swaps, more fully described under
Item 3. Quantitative and Qualitative Disclosures about Market Risk below.

         Stockholders' equity as of September 30, 2002 increased $23,504,000, or 8%, compared with December 31, 2001. The increase primarily reflected net earnings of $29,521,000 for the first nine months of 2002, a net increase in treasury stock of $1,492,000, and a $4,755,000 decrease in accumulated other comprehensive income. The increase in treasury stock reflected $3,931,000 of open market treasury stock purchases less a $2,439,000 associated with the exercise of employee stock options. The $4,755,000 decrease in accumulated other comprehensive income resulted from the net changes in the fair value of interest rate swap agreements, net of taxes, more fully described under Item 3. Quantitative and Qualitative Disclosures about Market Risk below.

Long-Term Financing

          The Company has an unsecured $150,000,000 bank revolving credit facility (the "Revolving Credit Facility") agented by JPMorgan Chase, with a maturity date of October 9, 2004. The Company was in compliance with Revolving Credit Facility covenants at September 30, 2002. As of September 30, 2002, $47,500,000 was outstanding under the Revolving Credit Facility.

         The Company has an unsecured term loan credit facility (the "Term Loan") with a syndicate of banks, with Bank of America, N.A. as agent bank. The Term Loan quarterly principal payments of $12,500,000, plus interest, began on October 9, 2002, with the remaining principal due on October 9,

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Long-Term Financing - (Continued)

2004, the maturity date of the Term Loan. The principal payments of $50,000,000 due in the next twelve months were classified as long-term debt at September 30, 2002, as the Company has the ability and intent through the Revolving Credit Facility to refinance the payments on a long-term basis. The Company was in compliance with all Term Loan covenants at September 30, 2002. As of September 30, 2002, $184,000,000 was outstanding under the Term Loan.

         The Company has an unsecured $10,000,000 line of credit ("Credit Line") with Bank of America whereby Bank of America will provide short-term advances and the issuance of letters of credit on an uncommitted basis. The Credit Line, which matured on November 5, 2002, was extended to November 4, 2003. As of September 30, 2002, $1,000,000 was outstanding under the Credit Line.

         In September 2002, the Company entered into a $10,000,000 uncommitted and unsecured revolving credit note ("Credit Note") with BNP PARIBAS whereby the Company may request, and BNP will consider, short-term advances through the maturity date of May 31, 2003. The Credit Note allows the Company to borrow at an interest rate equal to BNP's current day cost of funds plus .35%. Also, in September 2002, the Company entered into a $5,000,000 uncommitted letter of credit line with BNP whereby the Company may request and BNP will consider, letters of credit for periods no longer than 15 months from issuance through the maturity date of May 31, 2003. As of September 30, 2002, neither the Credit Note nor the letter of credit had been utilized.

         The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of medium term notes ("Medium Term Notes") providing for the issuance of fixed rate or floating rate notes with a maturity of nine months or longer. As of September 30, 2002, $121,000,000 was available under the Medium Term Notes program, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, and to fund working capital requirements. On January 29, 2002, the Company used proceeds from its Revolving Credit Facility to retire $50,000,000 of Medium Term Notes due on that date. As of September 30, 2002, there were no outstanding Medium Term Notes.

Capital Expenditures

         Capital expenditures for the 2002 first nine months totaled $39,198,000, of which $8,875,000 was used for fleet and project construction and $30,323,000 was used primarily for upgrading of the existing marine transportation fleet. In addition, in March 2002, the Company purchased the Cargo Carriers fleet of 21 inland tank barges for $2,800,000 from Cargill, and resold six of the barges for $530,000 in April 2002. In September 2002, the Company purchased three inland black oil tank barges from Coastal for $1,800,000 in a transaction related to the Coastal equipment purchase more fully described under Subsequent Event.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Capital Expenditures - (Continued)

         In June 2001, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined products. During the 2002 first quarter, one tank barge was placed into service, two tank barges were placed into service in the second quarter, two in the third quarter and the remaining tank barge was placed into service in early October 2002. The total purchase price is approximately $8,700,000, of which $6,100,000 has been expended during 2002. Financing of the remaining construction cost of the tank barges will be through operating cash flows and borrowings under the Company's Revolving Credit Facility.

         In February 2002, the Company entered into a contract for the construction of two double hull, 30,000 barrel capacity, inland tank barges that will be used for transporting asphalt. Delivery of the tank barges is expected in the first quarter of 2003. The total purchase price of the two barges is approximately $3,600,000, of which $164,000 has been expended in 2002. Financing of the construction of the two tank barges will be through operating cash flows and borrowings under the Company's Revolving Credit Facility.

         In February 2002, the Company also entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined products. Delivery of the six barges is scheduled over a six-month period starting in March 2003. The total purchase price of the six barges is approximately $8,700,000, of which $780,000 has been expended in 2002. Financing of the construction of the six barges will be through operating cash flows and borrowings under the Company's Revolving Credit Facility.

Treasury Stock

         During the 2002 third quarter, the Company purchased 165,000 shares of its common stock at a total purchase price of $3,930,000, for an average price of $23.76. As of November 5, 2002, the Company has 1,210,000 shares available under its common stock repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company's Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Liquidity

         For the first nine months of 2002, the Company generated net cash provided by operating activities of $59,414,000, 25% lower than $78,775,000 generated during the nine months of 2001. Uses of cash during the 2002 first nine months included a $6,608,000 increase in working capital, primarily due to the timing of employee incentive compensation plan payments, as well as lower employee incentive compensation plan accruals during the 2002 first nine months. For the 2001 first nine months, cash provided by operating activities was positively influenced by a $5,746,000 decrease in trade accounts receivable, the result of an enhanced billing and collections process.

         The Company accounts for its ownership in its 35% owned marine transportation partnership, other marine partnerships and a 50% owned joint venture under the equity method of accounting, recognizing cash flow only upon the receipt or distribution of cash from the partnerships and joint venture. For the 2002 and 2001 first nine months, the Company received cash totaling $962,000 and $2,524,000, respectively, from the partnerships and joint venture.

         Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayment of borrowing associated with each of the above and other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of November 5, 2002, $86,259,000 under its Revolving Credit Facility and $121,000,000 under its Medium Term Notes program, subject to mutual agreement and terms. As of November 4, 2002, the Company had $5,040,000 available under its Bank of America Credit Line and $10,000,000 under the BNP Credit Note.

         Net cash flow for the 2002 fourth quarter will be impacted by a projected $15,000,000 to $20,000,000 contribution to the Company's defined benefit plan for vessel personnel. The plan assets primarily consist of fixed income securities and corporate stocks. The increased contribution will be the result of lower interest rates and lower investment returns. Funding of the plan is based on actuarial projections that are designed to satisfy minimum ERISA funding requirements to achieve adequate funding of accumulated benefit obligations. In 2001, the Company made a contribution of $6,500,000 to its defined benefit plan for vessel personnel.

         During the last three years, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts that generally contain cost escalation clauses whereby certain costs, including fuel, can be passed through to its customers; however, there is typically a 30 to 90 day delay before contracts are adjusted for fuel prices. The repair portion of the diesel engine services segment is based on prevailing current market rates.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY - (CONTINUED)

Accounting Standards

         In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 requires the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be determined. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. SFAS No. 143 is effective for the Company at the beginning of fiscal 2003. The Company has not completed its analysis of the impact, if any, of the adoption of SFAS No. 143 on its consolidated financial statements.

         In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections" ("SFAS No. 145") was issued. SFAS No. 145 provides guidance for accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and income statement classification of gains and losses on extinguishment of debt. The Company will adopt SFAS No. 145 at the beginning of fiscal 2003 and does not expect it to have a material effect on the Company's financial position or results of operations.

         In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than accruing costs at the date of management's commitment to an exit or disposal plan. The Company will adopt SFAS No. 146 for all exit or disposal activities initiated after December 31, 2002.

Subsequent Event

          On October 31, 2002, the Company completed the acquisition of seven inland black oil barges and 13 inland towboats from Coastal for $17.1 million in cash. In addition, the Company and Coastal entered into a barge management agreement whereby the Company will serve as manager of the combined black oil fleet for a period of seven years. The combined black oil fleet consists of Coastal's 54 remaining barges and the Company's 66 barges. In a related transaction, on September 25, 2002, the Company purchased from Coastal three black oil barges for $1.8 million in cash. Financing of the equipment acquisitions was through the Company's revolving credit facility.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

         In February and April 2001, the Company hedged a portion of its exposure to fluctuations in short-term interest rates by entering into interest rate swap agreements with bank counterparties. Five-year swap agreements with notional amounts totaling $100 million were executed in February 2001 and three-year swap agreements with notional amounts totaling $50 million were executed in April 2001. Under the swap agreements, the Company will pay to the bank counterparties a fixed rate of 4.96% on a notional amount of $50 million for three years, an average fixed rate of 5.64% on a notional amount of $100 million for five years, and will receive from the bank counterparties floating rate interest payments based on the LIBOR for United States dollar deposits. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. No gain or loss on ineffectiveness was recognized for the three months and nine months ended September 30, 2002. The fair value of the interest rate swap agreements was recorded as other long-term liability of $12,491,000 at September 30, 2002. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $1,407,000 and $4,053,000 for the three months and first nine months ended September 30, 2002, respectively. The Company anticipates $3,589,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next twelve months based on current interest rates. Amounts were determined as of September 30, 2002 based on quoted market values, the Company's portfolio of derivative instruments, and the Company's measurement of hedge effectiveness.

Item 4. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date within ninety days of the filing date of this quarterly report, the Company's Chief Executive Officer and Chief Financial Officer have concluded

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in the internal controls.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In January 2001, the Environmental Protection Agency ("EPA"), in conjunction with other federal and state law enforcement agencies, initiated an investigation into possible violations of the Clean Water Act at a dry cargo barge cleaning facility in Houston operated by Western Towing Company ("Western"), a division of the Company. The Company cooperated fully with the authorities in the investigation. Western plead guilty to one violation of the Clean Water Act for discharging washwater from the facility in violation of the facility's permit and was fined $30,000 for the violation.

The Company and a group of approximately 45 other companies have been notified that they are Potentially Responsible Parties ("PRPs") under Comprehensive Environmental Response, Compensation and Liability Act with respect to a potential Superfund site, the Palmer Barge Line Site ("Palmer"), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs have entered into an agreement with the EPA to perform a remedial investigation and feasibility study. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

         99.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed for the three months ended September 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KIRBY CORPORATION
                                       (Registrant)

                                       By:  /s/ NORMAN W. NOLEN
                                            ------------------------------------
                                            Norman W. Nolen
                                            Executive Vice President, Treasurer
                                               and Chief Financial Officer

Dated:   November 6, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER



In connection with the filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 by Kirby Corporation, J.H. Pyne, President and Chief Executive Officer, hereby certifies that:

         1. I have reviewed this quarterly report on Form 10-Q of Kirby Corporation (the "Company");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ J. H. PYNE
                                          -------------------------------------
                                          J. H. Pyne
                                          President and Chief Executive Officer


Dated: November 6, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER



In connection with the filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 by Kirby Corporation, Norman W. Nolen, Executive Vice President, Treasurer and Chief Financial Officer, hereby certifies that:

         1. I have reviewed this quarterly report on Form 10-Q of Kirby Corporation (the "Company");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                      /s/ NORMAN W. NOLEN
                                      ----------------------------------------
                                      Norman W. Nolen
                                      Executive Vice President, Treasurer
                                        and Chief Financial Officer


Dated:  November 6, 2002

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
99.1  -        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
               of 2002.