Form 10-K
period 2002-12-31
KIRBY CORP
filed 2003-03-05
CIK 56047

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



                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     As of March 5, 2003, 24,065,789 shares of common stock were outstanding. The aggregate market value of common stock held by nonaffiliates of the registrant, based on the closing sales price of such stock on the New York Stock Exchange on March 4, 2003 was $440,238,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement in connection with the Annual Meeting of the Stockholders to be held April 22, 2003, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

WEBSITE ACCESS TO SEC REPORTS

     The Internet address of the Company's website is www.kirbycorp.com. The Company makes available free of charge through its website, all of its filings with the Securities and Exchange Commission ("SEC"), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

                             BUSINESS AND PROPERTY

     The Company, through its subsidiaries, conducts operations in two business segments: marine transportation and diesel engine services.

     The Company's marine transportation segment is engaged in the inland transportation of petrochemicals, refined petroleum products, black oil products and agricultural chemicals by tank barges, and, to a lesser extent, the offshore transportation of dry-bulk cargoes by barge. The segment is strictly a provider of transportation services for its customers and does not assume ownership of any of the products that it transports. All of the segment's vessels operate under the United States flag and are qualified for domestic trade under the Jones Act.

     The Company's diesel engine services segment is engaged in the overhaul and repair of diesel engines and reduction gears, and related parts sales in three distinct markets: the marine market, providing aftermarket service for vessels powered by large medium-speed diesel engines utilized in the various inland and offshore marine industries; the railroad market, providing aftermarket service and parts for shortline, industrial, and certain transit and Class II railroads; and the power generation and industrial markets, providing aftermarket service for diesel engines that provide standby, peak and base load power generation, users of industrial reduction gears and stand-by generation components of the nuclear industry.

     The Company and its marine transportation and diesel engine services segments have approximately 2,300 employees, all of whom are in the United States.

     The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the principal activities of the Company for the years indicated (in thousands):

                                                         2002       2001       2000
                                                       --------   --------   --------
Revenues from unaffiliated customers:
  Marine transportation..............................  $450,280   $481,283   $443,203
  Diesel engine services.............................    85,123     85,601     69,441
                                                       --------   --------   --------
     Consolidated revenues...........................  $535,403   $566,884   $512,644
                                                       ========   ========   ========
Operating profits:
  Marine transportation..............................  $ 74,595   $ 83,074   $ 78,100
  Diesel engine services.............................     8,841      8,111      6,955
  General corporate expenses.........................    (5,677)    (7,088)    (7,053)
  Impairment of long-lived assets....................   (17,712)        --         --
  Merger related charges.............................        --         --       (199)
  Gain on disposition of assets......................       624        363      1,161
                                                       --------   --------   --------
                                                         60,671     84,460     78,964
  Equity in earnings of marine affiliates............       700      2,950      3,394
  Impairment of equity investment....................    (1,221)        --         --
  Other income (expense).............................      (155)      (540)       337
  Minority interests.................................      (962)      (706)      (966)
  Interest expense...................................   (13,540)   (19,038)   (23,917)
                                                       --------   --------   --------
     Earnings before taxes on income.................  $ 45,493   $ 67,126   $ 57,812
                                                       ========   ========   ========
Identifiable assets:
  Marine transportation..............................  $726,353   $681,976   $673,999
  Diesel engine services.............................    45,531     48,288     45,344
                                                       --------   --------   --------
                                                        771,884    730,264    719,343
  Investment in marine affiliates....................    10,238     10,659     10,004
  General corporate assets...........................     9,636     11,512     17,194
                                                       --------   --------   --------
     Consolidated assets.............................  $791,758   $752,435   $746,541
                                                       ========   ========   ========

                             MARINE TRANSPORTATION

     The marine transportation segment is primarily a provider of transportation services by barge for the inland and offshore markets. As of March 5, 2003, the equipment owned or operated by the marine transportation segment comprised 967 inland tank barges, 230 inland towboats, four offshore dry-cargo barges, four offshore tugboats and one shifting tugboat with the following specifications and capacities:

                                                        NUMBER     AVERAGE AGE     BARREL
CLASS OF EQUIPMENT                                     IN CLASS    (IN YEARS)    CAPACITIES
------------------                                     ---------   -----------   ----------
Inland tank barges:
  Active:
  Regular double hull:
     20,000 barrels and under........................     433         24.9        5,063,000
     Over 20,000 barrels.............................     325         19.5        8,755,000
  Specialty double hull..............................      79         27.5        1,168,000
  Double side, single bottom.........................      20         27.1          411,000
  Single hull:
     20,000 barrels and under........................      19         35.1          333,000
     Over 20,000 barrels.............................      35         28.6          888,000
                                                         ----         ----       ----------
          Total active inland tank barges............     911         23.6       16,618,000
  Inactive...........................................      56         31.7          997,000
                                                         ----         ----       ----------
          Total inland tank barges...................     967         24.1       17,615,000
                                                         ====         ====       ==========
Inland towing vessels:
  Inland towboats:
  Active:
     Less than 800 horsepower........................       3         23.5
     800 to 1300 horsepower..........................     114         25.6
     1400 to 1900 horsepower.........................      72         26.1
     2000 to 2400 horsepower.........................       4         31.6
     2500 to 3200 horsepower.........................      11         29.9
     3300 to 4900 horsepower.........................       7         25.8
     Greater than 5200 horsepower....................       4         31.9
                                                         ----         ----
          Total active inland towboats...............     215         26.2
  Inactive...........................................      15         26.6
                                                         ----         ----
          Total inland towboats......................     230         26.2
                                                         ====         ====

                                                                                 DEADWEIGHT
                                                                                  TONNAGE
                                                                                 ----------
Offshore dry-cargo barges*...........................       4         22.9           70,000
                                                         ====         ====       ==========
Offshore tugboats*...................................       5         25.7
                                                         ====         ====

---------------

* The four barges and five tugboats are owned by Dixie Fuels Limited, a partnership in which the Company owns a 35% interest.

     The 215 active inland towboats and five offshore tugboats provide the power source and the 911 active inland tank barges and four offshore dry-cargo barges provide the freight capacity. When the power source and freight capacity are combined, the unit is called a tow. The Company's inland tows generally consist of one towboat and from one to 25 tank barges, depending upon the horsepower of the towboat, the river or canal capacity and conditions, and customer requirements. The Company's offshore tows consist of one tugboat and one dry-cargo barge.

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

     Based on cost and safety, inland barge transportation is often the most efficient and safest means of transporting bulk commodities compared with railroads and trucks. The cargo capacity of a 30,000 barrel inland tank barge is the equivalent of 40 rail tank cars or 150 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 225 rail tank cars or approximately 870 tractor-trailer tank trucks. The 225 rail cars would require a freight train approximately 2 3/4 miles long and the 870 tractor-trailer tank trucks would stretch approximately 35 miles, assuming a safety margin of 150 feet between the trucks. The Company's active tank barge fleet capacity of 16.6 million barrels equates to approximately 22,000 rail cars or approximately 82,700 tractor-trailer tank trucks. In addition, in studies comparing inland water transportation to railroads and trucks, shallow draft water transportation has been proven to be the most energy efficient and environmentally friendly method of moving bulk raw materials. One ton of bulk product can be carried 522 miles by inland barge on one gallon of fuel, compared with 386 miles by rail or 59 miles by truck.

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

INLAND TANK BARGE INDUSTRY

     The Company's marine transportation segment operates within the United States inland tank barge industry, a diverse and independent mixture of large integrated transportation companies and small operators, as well as captive fleets owned by United States refining and petrochemical companies. The inland tank barge industry provides marine transportation of bulk liquid cargoes for customers and, in the case of captives, for their own account, along the Mississippi River and its tributaries and the Gulf Intracoastal Waterway. The most significant segments of this industry include the transportation of petrochemicals, refined petroleum products, black oil products and agricultural chemicals. The Company operates in each of these segments. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of United States refineries and petrochemical facilities on navigable inland waterways. Texas and Louisiana currently account for approximately 80% of the United States production of petrochemicals. Much of the United States farm belt is likewise situated with access to the inland waterway system, relying on marine transportation of farm products, including agricultural chemicals. The Company's principal distribution system encompasses the Gulf Intracoastal Waterway from Brownsville, Texas, to St. Marks, Florida, the Mississippi River System and the Houston Ship Channel. The Mississippi River System includes the Arkansas, Illinois, Missouri, Ohio, Red, Tennessee, Yazoo, Ouachita and Black Warrior rivers and the Tennessee-Tombigbee Waterway.

     The total number of tank barges that operate in the inland waters of the United States declined from approximately 4,200 in 1982 to approximately 2,900 in 1993, and remained relatively constant at 2,900 until 2002, when the number declined slightly to 2,800. The Company believes this decrease primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government programs supporting small refineries which created a demand for tank barge services; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets.

     The cost of hull work for required annual Coast Guard certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. The proliferation of small refineries due to government regulations, along with tax and financing incentives to operators and investors to construct tank barges, including short-life tax depreciation, investment tax credits and government guaranteed financing, led to growth in the supply of domestic tank barges to its peak of approximately 4,200 in 1982. The tax incentives have since been eliminated; however, the government guaranteed financing programs, dormant since the mid-eighties, have been more actively used since 1993 to finance the construction of some tank barges. The supply of tank barges resulting from the earlier programs has slowly aligned with demand for tank barge services, primarily through attrition, as discussed above.

     Improved technology in steel coating and paint has added to the life expectancy of inland tank barges. The average age of the nation's tank barge fleet is over 22 years old, with 22% of the fleet built in the last 10 years. Single hull barges comprise approximately 13% of the nation's tank barge fleet, with an average age of 29 years. Single hull barges are being driven from the nation's tank barge fleet by market forces, stringent environmental regulations and rising maintenance costs. Single hull tank barges are required by current federal law to be retrofitted with double hulls or phased out of domestic service by 2015.

     In September 2002, the U.S. Coast Guard issued new regulations that require the installation of tank level monitoring devices on all single hull tank barges by October 17, 2007. With the new regulations, coupled with a market bias against single hull tank barges, the Company plans to retire all of its single hull tank barges by October 17, 2007, and may result in reduced lives for single hull tank barges industry wide. In December 2002, the Company recorded pre-tax non-cash impairment charges totaling $17,712,000, of which single hull tank barges accounted for $11,559,000 of the charges, the result of reduced estimated cash flows resulting from reduced estimated useful lives. As of March 5, 2003, the Company owned 98 single hull tank barges, of which approximately 74 were active and 24 inactive.

     During the 1970's and early 1980's, the industry overbuilt tank barge capacity. However, the Company believes that the current more consolidated industry will be less prone to overbuilding of the nation's tank barge fleet. Of the approximately 745 tank barges built since 1989, 126, or 17%, were built by the Company and by Hollywood Marine, Inc. ("Hollywood Marine") prior to its merger with the Company effective October 12, 1999. The balance was primarily replacement barges for single hull barges removed from service, special purpose barges or barges constructed for specific contracts.

     The Company's marine transportation segment, though a partnership in which the Company owns a 35% interest, is also engaged in ocean-going dry-cargo barge operations transporting dry-bulk cargoes. Such cargoes are transported primarily between domestic ports along the Gulf of Mexico.

COMPETITION IN THE INLAND TANK BARGE INDUSTRY

     The inland tank barge industry remains very competitive despite some consolidation. The Company's inland tank barge fleet has grown from 71 tank barges in 1988 to 911 active tank barges as of March 5, 2003. Competition in this business has historically been based primarily on price; however, the industry's customers, through an increased emphasis on safety, the environment, quality and a greater reliance on a "single source" supply of services, are more frequently requiring that their supplier of inland tank barge services have the capability to handle a variety of tank barge requirements, offer distribution capability throughout the inland waterway system, and offer flexibility, safety, environmental responsibility, financial responsibility, adequate insurance and quality of service consistent with the customer's own operational standards.

     The Company's direct competitors are primarily noncaptive inland tank barge operators. "Captive" companies are those companies that are owned by major oil and/or petrochemical companies which occasionally compete in the inland tank barge market, but primarily transport cargoes for their own account.

The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. It currently operates approximately 33% of the total domestic inland tank barge capacity.

     While the Company competes primarily with other tank barge companies, it also competes with companies owning refined product and chemical pipelines, rail tank cars and tractor-trailer tank trucks. As noted above, the Company believes that inland marine transportation of bulk liquid products enjoys a substantial cost advantage over rail and truck transportation. The Company believes that refined products and petrochemical pipelines, although often a less expensive form of transportation than inland tank barges, are not as adaptable to diverse products and are generally limited to fixed point-to-point distribution of commodities in high volumes over extended periods of time.

MARINE TRANSPORTATION ACQUISITIONS

     In March 2002, the Company purchased the Cargo Carriers fleet of 21 inland tank barges for $2,800,000 in cash from Cargill Corporation ("Cargill"), and resold six of the tank barges for $530,000 in April 2002.

     On October 31, 2002, the Company purchased seven inland black oil tank barges and 13 inland towboats from Coastal Towing, Inc. ("Coastal") for $17,053,000 in cash. In addition, the Company and Coastal entered into a barge management agreement whereby the Company serves as manager of the combined black oil fleet for a period of seven years. The combined black oil fleet consists of Coastal's 54 remaining barges and the Company's 66 black oil barges. In a related transaction, on September 25, 2002, the Company purchased from Coastal three black oil tank barges for $1,800,000 in cash.

     On December 15, 2002, the Company purchased from Union Carbide Finance Corporation ("Union Carbide"), 94 double hull inland tank barges for $23,000,000. Nine of the 94 tank barges were out-of-service and will be sold. The Company had operated the tank barges since February 2001 under a long-term lease agreement between the Company and Union Carbide, following the February 5, 2001 merger between Union Carbide and the Dow Chemical Company ("Dow"). The Company has a long-term contract with Dow to provide for Dow's bulk liquid inland marine transportation requirements.

     On January 15, 2003, the Company purchased from SeaRiver Maritime, Inc., ("SeaRiver"), the U.S. transportation affiliate of Exxon Mobil Corporation ("ExxonMobil"), 45 double hull inland tank barges and seven inland towboats for $32,113,000 in cash, and assumed from SeaRiver the leases of 16 double hull inland tank barges. On February 28, 2003, the Company purchased three double hull inland tank barges, leased by SeaRiver from Banc of America Leasing & Capital, LLC ("Banc of America Leasing") for $3,453,000 in cash. In addition, the Company entered into a contract to provide inland marine transportation services to SeaRiver.

PRODUCTS TRANSPORTED

     During 2002, the Company's marine transportation segment moved over 50 million tons of liquid cargo on the United States inland waterway system. Products transported for its customers comprised the following: petrochemicals, refined petroleum products, black oil products and agricultural chemicals.

     Petrochemicals. Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene and caustic soda, all consumed in the production of paper, fibers and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented approximately 70% of the segment's 2002 revenues. Customers shipping these products are petrochemical companies in the United States.

     Refined Petroleum Products. Refined petroleum products transported include the various blends of gasoline, jet fuel, naphtha and diesel fuel, and represented approximately 13% of the segment's 2002 revenues. Customers are oil and refining companies in the United States.

     Black Oil Products. Black oil products transported include such products as asphalt, No. 6 fuel oil, coker feed, vacuum gas oil, crude oil and ship bunkers (ship engine fuel). Such products represented approximately 12% of the segment's 2002 revenues. Black oil customers are United States refining companies, marketers and end users that require the transportation of black oil products between refineries and storage terminals. Ship bunkers customers are oil companies and oil traders in the bunkering business.

     Agricultural Chemicals. Agricultural chemicals transported represented approximately 5% of the segment's 2002 revenues. They include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of United States and foreign producers of such products.

DEMAND DRIVERS IN THE INLAND TANK BARGE INDUSTRY

     Demand for inland tank barge transportation services is driven by the production volumes of the bulk liquid commodities transported by barge. Demand for inland marine transportation of the segment's four primary commodity groups, petrochemicals, refined petroleum products, black oil products and agricultural chemicals, is based on differing circumstances. While the demand drivers of each commodity are different, the Company has the flexibility in many cases of re-allocating equipment to stronger markets as needed.

     Bulk petrochemical volumes generally track the general domestic economy and correlate to the United States Gross Domestic Product. These products are used in housing, automobiles, clothing and consumer goods. The other significant component of petrochemical production consists of gasoline additives, the demand for which closely parallels the United States gasoline consumption.

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

     The demand for black oil products, including ship bunkers, varies with the type of product transported. Asphalt shipments are generally seasonal, with higher volumes shipped during April through November, months when weather allows for efficient road construction. Other black oil shipments are more constant and service the United States oil refineries.

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

MARINE TRANSPORTATION OPERATIONS

     The marine transportation segment operates a fleet of 911 active inland tank barges and 215 active inland towboats. Through a partnership, the segment operates four offshore dry-cargo barges, four offshore tugboats and one shifting tugboat. The Company also owns 50% interests in two bulk liquid terminals through two partnerships.

     Inland Operations. The segment's inland operations are conducted through a wholly owned subsidiary, Kirby Inland Marine, LP ("Kirby Inland Marine"). Kirby Inland Marine's operations consist of the Canal, Linehaul and River fleets, as well as barge fleeting services performed by Western Towing Company ("Western"), a division of Kirby Inland Marine.

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

     The Linehaul fleet transports petrochemical feedstocks, processed chemicals, agricultural chemicals and lube oils along the Gulf Intracoastal Waterway, Mississippi River and the Illinois and Ohio Rivers. Loaded tank barges are staged in the Baton Rouge area from Gulf Coast refineries and chemical plants, and are transported from Baton Rouge to waterfront terminals and plants on the Mississippi, Illinois and Ohio Rivers, and along the Gulf Intracoastal Waterway, on regularly scheduled linehaul tows. Barges are dropped off and picked up going up and down river.

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

     The transportation of petrochemical feedstocks, processed chemicals and pressurized products is generally consistent throughout the year. Transportation of refined petroleum products, certain black oil products and agricultural chemicals is generally more seasonal. Movements of refined petroleum products, such as gasoline blends, generally increase during the summer driving season, while heating oil movements generally increase during the winter months. Movements of black oil products, such as asphalt, generally increase in the spring through fall months. Movements of agricultural chemicals generally increase during the spring and fall planting seasons.

     The marine transportation segment moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 911 active tank barges currently operated, 713 are petrochemical and refined products barges, 120 are black oil barges, 60 are pressure barges, 11 are anhydrous ammonia barges and seven are specialty barges.

     The fleet of 215 active inland towboats ranges from 600 to 6000 horsepower. Towboats in the 600 to 1900 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1400 to 6000 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3600 horsepower are typically used in the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 tons to 30,000 tons.

     Marine transportation services are conducted under long-term contracts, ranging from one to five years with renewal options, with customers with whom the Company has long-standing relationships, as well as under short-term and spot contracts. Currently, approximately 70% of the revenues are derived from term contracts and 30% are derived from spot market movements.

     Inland tank barges used in the transportation of petrochemicals are of double hull construction and, where applicable, are capable of controlling vapor emissions during loading and discharging operations in compliance with occupational health and safety regulations and air quality concerns.

     The marine transportation segment is one of a few inland tank barge operators with the ability to offer to its customers distribution capabilities throughout the Mississippi River System and the Gulf Intracoastal Waterway. Such distribution capabilities offer economies of scale resulting from the ability to match tank barges, towboats, products and destinations more efficiently.

     Through the Company's proprietary vessel management computer system, the fleet of barges and towboats is dispatched from centralized dispatch at the corporate office. The towboats are equipped with satellite positioning and communication systems that automatically transmit the location of the towboat to the Company's traffic department located in its corporate office. Electronic orders are communicated to the vessel personnel, with reports of towing activities communicated electronically back to the traffic department. The electronic interface between the traffic department and the vessel personnel enables more effective matching of customer needs to barge capabilities, thereby maximizing utilization of the tank barge and towboat fleet. The Company's customers are able to access information concerning the movement of their cargoes, including barge locations, through the Company's website.

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

     Offshore Operations. The segment's offshore operations are conducted through a wholly owned subsidiary, Dixie Offshore Transportation Company ("Dixie Offshore"), and its subsidiary. The offshore fleet consists of equipment owned through a limited partnership, Dixie Fuels Limited ("Dixie Fuels"), in which a subsidiary of Dixie Offshore, Dixie Bulk Transport, Inc. ("Dixie Bulk"), owns a 35% interest.

     Dixie Bulk, as general partner, manages the operations of Dixie Fuels, which operates a fleet of four ocean-going dry-bulk barges, four ocean-going tugboats and one shifting tugboat. The remaining 65% interest in Dixie Fuels is owned by Progress Fuels Corporation ("PFC"), a wholly owned subsidiary of Progress Energy, Inc. ("Progress Energy"). Dixie Fuels operates primarily under term contracts of affreightment, including a contract that expires in the year 2005 with PFC to transport coal across the Gulf of Mexico to Progress Energy's power generation facility at Crystal River, Florida.

     Dixie Fuels also has a long-term contract with Holcim (US) Inc. ("Holcim") to transport Holcim's limestone requirements from a facility adjacent to the Progress Energy facility at Crystal River to Holcim's plant in Theodore, Alabama. The Holcim contract, which expires in 2010, provides cargo for a portion of the return voyage for the vessels that carry coal to Progress Energy's Crystal River facility. Dixie Fuels is also engaged in the transportation of coal, fertilizer and other bulk cargoes on a short-term basis between domestic ports and the transportation of grain from domestic ports to ports primarily in the Caribbean Basin.

CONTRACTS AND CUSTOMERS

     The majority of the marine transportation contracts with its customers are for terms of one year. The Company also operates under longer term contracts with certain other customers. These companies have generally been customers of the Company's marine transportation segment for several years and management anticipates a continuing relationship, however, there is no assurance that any individual contract will be renewed. Dow, with which the Company has a contract through 2016, including renewal options, accounted for 13% of the Company's revenues in 2002, 12% in 2001 and 10% in 2000.

EMPLOYEES

     The Company's marine transportation segment has approximately 1,950 employees, of which approximately 1,375 are vessel crew members. None of the segment's operations are subject to collective bargaining agreements.

PROPERTIES

     The principal office of Kirby Inland Marine is located in Houston, Texas, in the Company's facilities under a lease that expires in April 2006. Kirby Inland Marine's operating locations are on the Mississippi River at Baton Rouge, Louisiana, New Orleans, Louisiana, and Greenville, Mississippi, two locations in Houston, Texas, on and near the Houston Ship Channel, and in Corpus Christi, Texas. The Baton Rouge, New Orleans and Houston facilities are owned, and the Greenville and Corpus Christi facilities are leased. The Western and Kirby Logistics Management divisions' principal offices are located in facilities owned by Kirby Inland Marine in Houston, Texas, near the Houston Ship Channel. The principal office of Dixie Offshore is in Belle Chasse, Louisiana, in owned facilities.

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

     The Company believes that additional security and environmental related regulations may be imposed on the marine industry in the form of contingency planning requirements. Generally, the Company endorses the anticipated additional regulations and believes it is currently operating to standards at least the equal of such anticipated additional regulations.

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

     Compliance with United States ownership requirements of the Jones Act is important to the operations of the Company, and the loss of Jones Act status could have a significant negative effect for the Company. The Company monitors the citizenship requirements under the Jones Act of its employees and beneficial stockholders, and will take action as necessary to ensure compliance with the Jones Act requirements.

     The requirements that the Company's vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the Coast Guard, and the application of United States labor and tax laws significantly increase the cost of U.S. flag vessels when compared with comparable foreign flag vessels. The Company's business could be adversely affected if the Jones Act was to be modified so as to permit foreign competition that is not subject to the same United States government imposed burdens.

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

     The Company presently pays a federal fuel tax of 24.4 cents per gallon, reflecting a 4.3 cents per gallon transportation fuel tax for deficit reduction imposed in October 1993, a .1 cent per gallon leaking underground storage tank tax and a 20 cents per gallon waterway use tax. There can be no assurance that additional user taxes may not be imposed in the future.

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

     Occupational Health Regulations. The Company's inspected vessel operations are primarily regulated by the United States Coast Guard for occupational health standards and uninspected vessel operations and the Company's shore personnel are subject to the United States Occupational Safety and Health Administration regulations. The Company believes that it is in compliance with the provisions of the regulations that have been adopted and does not believe that the adoption of any further regulations will impose additional material requirements on the Company. There can be no assurance, however, that claims will not be made against the Company for work related illness or injury, or that the further adoption of health regulations will not adversely affect the Company.

     Insurance. The Company's marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of bulk cargo in a marine environment. These hazards include the risk of loss of or damage to the Company's vessels, damage to third parties as a result of collision, fire or explosion, loss or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company's vessels is insured through hull insurance currently insuring approximately $810 million in hull values. Liabilities such as collision, cargo, environmental, personal injury and general liability are insured up to $500 million per occurrence.

     Environmental Protection. The Company has a number of programs that were implemented to further its commitment to environmental responsibility in its operations. In addition to internal environmental audits, one such program is environmental audits of barge cleaning vendors principally directed at management of cargo residues and barge cleaning wastes. Others are the participation by the Company in the American Waterways Operators Responsible Carrier program and the American Chemistry Council Responsible Care program, both of which are oriented towards continuously reducing the barge industry's and chemical and petroleum industries' impact on the environment, including the distribution services area.

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

     Centralized training is provided through the training department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company's operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company's owned and operated facility includes state-of-the-art equipment and instruction aids, including a working towboat, three tank barges and a tank barge simulator for tankerman training. During 2002, approximately 1,900 certificates were issued for the completion of courses at the training facility.

     Quality. The Company has made a substantial commitment to the implementation, maintenance and improvement of Quality Assurance Systems in compliance with the International Quality Standard, ISO 9002. Currently, all of the Company's marine transportation units have been certified. These Quality Assurance Systems have enabled both shore and vessel personnel to effectively manage the changes which occur in the working environment. In addition, such Quality Assurance Systems have enhanced the Company's already excellent safety and environmental performance.

                             DIESEL ENGINE SERVICES

     The Company is engaged in the overhaul and repair of large medium-speed diesel engines and reduction gears, and related parts sales through Kirby Engine Systems, Inc. ("Kirby Engine Systems"), a wholly owned subsidiary of the Company, and its three wholly owned operating subsidiaries, Marine Systems, Inc. ("Marine Systems"), Engine Systems, Inc. ("Engine Systems") and Rail Systems, Inc. ("Rail Systems"). Through these three operating subsidiaries, the Company sells OEM replacement parts, provides service mechanics to overhaul and repair engines and reduction gears, and maintains facilities to rebuild component parts or entire engines and entire reduction gears. The Company serves the marine market and stand-by power generation market throughout the United States, Pacific Rim and Caribbean, the shortline, industrial, and certain transit and Class II railroad markets throughout the United States, other industrial markets such as cement, paper and mining in the Midwest, and components of the nuclear industry worldwide. No single customer of the diesel engine services segment accounted for more than 10% of the Company's revenues in 2002, 2001, or 2000. The diesel engine services segment also provides service to the Company's marine transportation segment, which accounted for approximately 2% of the diesel engine services segment's total 2002 revenues and approximately 3% of its revenues for 2001 and 2000. Such revenues are eliminated in consolidation and not included in the table below.

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

     The following table sets forth the revenues for the diesel engine services segment for the periods indicated (dollars in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------
                                            2002            2001            2000
                                        -------------   -------------   -------------
                                        AMOUNTS    %    AMOUNTS    %    AMOUNTS    %
                                        -------   ---   -------   ---   -------   ---
Overhaul and repairs..................  $43,100    51%  $46,363    54%  $38,228    55%
Direct parts sales....................   42,023    49    39,238    46    31,213    45
                                        -------   ---   -------   ---   -------   ---
                                        $85,123   100%  $85,601   100%  $69,441   100%
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

     The Company has marine operations throughout the United States providing in-house and in-field repair capabilities and related parts sales. These operations are located in Houma, Louisiana, Chesapeake, Virginia, Paducah, Kentucky, Harvey, Louisiana and Seattle, Washington. The operation based in Chesapeake, Virginia is an authorized distributor for 17 eastern states and the Caribbean for EMD. The marine operations based in Houma, Louisiana, Paducah, Kentucky and Seattle, Washington are nonexclusive authorized service centers for EMD providing service and related parts sales. All of the marine locations are authorized distributors for Falk reduction gears, and all of the marine locations except for Harvey, Louisiana, are also authorized distributors for Alco engines. The Chesapeake, Virginia operation concentrates on East Coast inland and offshore dry-bulk, tank barge and harbor docking operators, the United States Coast Guard and United States Navy. The Houma and Harvey, Louisiana operations concentrate on the inland and offshore barge and oil services industries. The Paducah, Kentucky operation concentrates on the inland river towboat and barge operators and the Great Lakes carriers. The Seattle, Washington operation primarily concentrates on the offshore commercial fishing industry, tugboat and barge industry, the United States Coast Guard and United States Navy, and other customers in Alaska, Hawaii and the Pacific Rim. The Company's emphasis is on service to its customers, and it sends its crews from any of its locations to service customers' equipment anywhere in the world.

MARINE CUSTOMERS

     The Company's major marine customers include inland and offshore barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities, and the United States Coast Guard and Navy.

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

     The Company has power generation and industrial operations providing in-house and in-field repair capabilities and safety-related products to the nuclear industry. These operations are located in Rocky Mount, North Carolina, Medley, Florida, Paducah, Kentucky, Harvey, Louisiana and Seattle, Washington. The operations based in Rocky Mount, North Carolina and Medley, Florida are EMD authorized distributors for 17 eastern states and the Caribbean for power generation and industrial applications, and provide in-house and in-field service. The Rocky Mount operation is also the exclusive worldwide distributor of EMD products to the nuclear industry, the exclusive worldwide distributor for Woodward Governor ("Woodward") products to the nuclear industry and the exclusive worldwide distributor of Cooper products to the nuclear industry. The Paducah, Kentucky operation is a certified industrial renew center for Falk, and provides in-house and in-field repair services for industrial reduction gears in the Midwest. The Seattle, Washington operation provides in-house and in-field repair services for Alco engines located on the West Coast and the Pacific Rim.

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

     The Company is also the exclusive worldwide distributor of EMD, Cooper and Woodward parts for the nuclear industry. Specific regulations relating to equipment used in nuclear power generation require extensive testing and certification of replacement parts. Non-genuine parts and parts not properly tested and certified cannot be used in the nuclear applications.

ENGINE DISTRIBUTION AGREEMENT

     Engine Systems has an agreement with Stewart & Stevenson Services, Inc., allowing Stewart & Stevenson to sell EMD engines in certain applications within Engine Systems' distributorship territory encompassing 17 eastern states and the Caribbean. Engine Systems receives an annual fee based on sales within the distributorship territory.

RAIL OPERATIONS

     The Company is engaged in the overhaul and repair of locomotive diesel engines and the sale of replacement parts for locomotives serving shortline, industrial, and certain transit and Class II railroads within the continental United States. The Company serves as an exclusive distributor for EMD providing replacement parts, service and support to these markets. EMD is the world's largest manufacturer of diesel-electric locomotives, a position it has held for over 80 years.

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

EMPLOYEES

     Marine Systems, Engine Systems and Rail Systems together have approximately 260 employees.

PROPERTIES

     The principal offices of the diesel engine services segment are located in Houma, Louisiana. The Company also operates seven parts and service facilities that are located in Houma, Louisiana, Chesapeake, Virginia, Rocky Mount, North Carolina, Paducah, Kentucky, Medley, Florida, Harvey, Louisiana and Seattle, Washington. All of these facilities are located on leased property except the Houma, Louisiana facility that is situated on approximately seven acres of Company owned land.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 2002, no matter was submitted to a vote of security holders through solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

NAME                                    AGE           POSITIONS AND OFFICES
----                                    ---           ---------------------
C. Berdon Lawrence....................  60    Chairman of the Board of Directors
Joseph H. Pyne........................  55    President, Director and Chief
                                              Executive Officer
Norman W. Nolen.......................  60    Executive Vice President, Chief
                                              Financial Officer, Treasurer and
                                              Assistant Secretary
Steven P. Valerius....................  48    President -- Kirby Inland Marine
Dorman L. Strahan.....................  46    President -- Kirby Engine Systems
Mark R. Buese.........................  47    Senior Vice
                                              President -- Administration
Jack M. Sims..........................  60    Vice President -- Human Resources
Howard G. Runser......................  52    Vice President -- Information
                                              Technology
G. Stephen Holcomb....................  57    Vice President -- Investor Relations
                                              and Assistant Secretary
Ronald A. Dragg.......................  39    Controller

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

     Joseph H. Pyne holds a degree in liberal arts from the University of North Carolina and has served as President and Chief Executive Officer of the Company since April 1995. He has served the Company as a Director since 1988. He served as Executive Vice President of the Company from 1992 to April 1995 and as President of Kirby Inland Marine from 1984 to November 1999. He also served in various operating and administrative capacities with Kirby Inland Marine from 1978 to 1984, including Executive Vice President from January to June 1984. Prior to joining the Company, he was employed by Northrop Services, Inc. and served as an officer in the United States Navy.

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

     G. Stephen Holcomb holds a degree in business administration from Stephen
F. Austin State University and has served the Company as Vice
President -- Investor Relations and Assistant Secretary since November 2002. He also served as Vice President, Controller and Assistant Secretary from 1989 to November 2002, Controller from 1987 through 1988 and as Assistant Controller from 1976 through 1986. Prior to that, he was Assistant Controller of Kirby Industries from 1973 to 1976. Prior to joining the Company in 1973, he was employed by Cooper Industries, Inc.

     Ronald A. Dragg is a Certified Public Accountant and holds a Master of Science in Accountancy degree from the University of Houston and a degree in finance from Texas A&M University. He has served the Company as Controller since November 2002, Controller -- Financial Reporting from January 1999 to October 2002, and Assistant Controller -- Financial Reporting from October 1996 to December 1998. Prior to joining the Company, he was employed by Baker Hughes Incorporated.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated:

                                                                SALES PRICE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
2003
  First Quarter (through March 5, 2003).....................  $29.25   $21.62
2002
  First Quarter.............................................   33.50    25.65
  Second Quarter............................................   32.01    23.82
  Third Quarter.............................................   24.90    20.50
  Fourth Quarter............................................   28.26    20.40
2001
  First Quarter.............................................   22.19    18.35
  Second Quarter............................................   25.45    19.83

                                                                SALES PRICE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
  Third Quarter.............................................   25.60    20.85
  Fourth Quarter............................................   29.00    22.00

     As of March 5, 2003, the Company had 24,065,789 outstanding shares held by approximately 1,000 stockholders of record.

     The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Since 1989, the Company has not paid any dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2002. The information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company and the Financial Statements included under Item 8 elsewhere herein (in thousands, except per share amounts):

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                        ----------------------------------------------------
                                          2002      2001*      2000*      1999*      1998*
                                        --------   --------   --------   --------   --------
Revenues:
  Marine transportation...............  $450,280   $481,283   $443,203   $290,956   $244,839
  Diesel engine services..............    85,123     85,601     69,441     74,648     82,241
                                        --------   --------   --------   --------   --------
                                        $535,403   $566,884   $512,644   $365,604   $327,080
                                        ========   ========   ========   ========   ========
     Net earnings.....................  $ 27,446   $ 39,603   $ 34,113   $ 21,441   $ 10,109
                                        ========   ========   ========   ========   ========
Earnings per share of common stock:
  Basic...............................  $   1.14   $   1.65   $   1.40   $   1.01   $    .46
                                        ========   ========   ========   ========   ========
  Diluted.............................  $   1.13   $   1.63   $   1.39   $   1.01   $    .46
                                        ========   ========   ========   ========   ========
Weighted average shares outstanding:
  Basic...............................    24,061     24,027     24,401     21,172     21,847
  Diluted.............................    24,394     24,270     24,566     21,293     22,113

                                                            DECEMBER 31,
                                        ----------------------------------------------------
                                          2002      2001*      2000*      1999*      1998*
                                        --------   --------   --------   --------   --------
Property and equipment, net...........  $486,852   $466,239   $453,807   $451,851   $256,899
Total assets..........................  $791,758   $752,435   $746,541   $753,397   $390,299
Long-term debt, including current
  portion.............................  $266,001   $249,737   $293,372   $321,607   $142,885
Stockholders' equity..................  $323,311   $301,022   $262,649   $240,036   $141,040

---------------

* Comparability with prior periods is affected by the following: goodwill amortization of $6,253, $5,844, $1,660, and $600 in 2001, 2000, 1999 and 1998,
  respectively; and the purchase of the stock of Hollywood Marine effective October 12, 1999.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are believed to be reasonable under the particular circumstances. Actual results may differ from these estimates based on different assumptions or conditions. The Company believes the critical accounting policies that most impact the consolidated financial statements are described below. It is also suggested that the Company's significant accounting policies, as described in the Company's financial statements in Note 1, Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase are included in goodwill. Management monitors the recoverability of goodwill on an annual basis, or whenever events or circumstances indicate that interim impairment testing is necessary. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average weighted cost of capital. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. There are many assumptions and estimates underlying the determination of an impairment event or loss, if any. Although the Company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

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

     In February 2001, the Company, through its marine transportation segment, entered into a long-term lease with Union Carbide for 94 inland tank barges. The 94 inland tank barges, all double hull, have a total capacity of 1,335,000 barrels. The inland tank barges were acquired by Dow as part of the February 5, 2001 merger between Union Carbide and Dow. The Company has a long-term contract with Dow to provide for Dow's bulk liquid inland marine transportation requirements throughout the United States inland waterway system. With the merger between Union Carbide and Dow, the Company's long-term contract with Dow was amended to provide for Union Carbide's bulk liquid inland marine transportation requirements. At the inception of the lease, the Union Carbide barges were used exclusively in Union Carbide service. Partial transition of the tank barges into the Company's marine transportation fleet began in the 2001 third quarter and was completed during September 2001.

     In March 2002, the Company purchased the Cargo Carriers fleet of 21 inland tank barges for $2,800,000 in cash from Cargill, and resold six of the tank barges for $530,000 in April 2002.

     On October 31, 2002, the Company completed the acquisition of seven inland tank barges and 13 inland towboats from Coastal for $17,053,000 in cash. In addition, the Company and Coastal entered into a barge management agreement whereby the Company will serve as manager of the two companies' combined black oil fleet for a period of seven years. The combined black oil fleet consists of 54 barges owned by Coastal and the Company's 66 black oil barges. In a related transaction, on September 25, 2002, the Company purchased from Coastal three black oil tank barges for $1,800,000 in cash.

     On December 15, 2002, the Company purchased the 94 inland tank barges leased in February 2001, as noted above, from Union Carbide for $23,000,000. Nine of the 94 tank barges were out-of-service and will be sold.

     On January 15, 2003, the Company purchased from SeaRiver, the U.S. transportation affiliate of ExxonMobil, 45 double hull inland tank barges and seven inland towboats for $32,113,000 in cash, and assumed from SeaRiver the leases of 16 double hull inland tank barges. On February 28, 2003, the Company purchased three double hull inland tank barges leased by SeaRiver from Banc of America Leasing for $3,453,000 in cash. In addition, the Company entered into a contract to provide inland marine transportation services to SeaRiver.

RESULTS OF OPERATIONS

     The Company reported 2002 net earnings of $27,446,000, or $1.13 per share, on revenues of $535,403,000, compared with net earnings of $39,603,000, or $1.63 per share, on revenues of $566,884,000 for

2001, and net earnings of $34,113,000, or $1.39 per share, on revenues of $512,644,000 for 2000. The 2002 year included a $18,933,000, before taxes,
$12,498,000 after taxes, or $.51 per share, non-cash impairment of long-lived assets and an equity investment. For the 2001 and 2000 years, net earnings and earnings per share included $6,253,000, or $.26 per share, and $5,844,000, or $.24 per share, respectively, of goodwill amortization expense. Amortization of goodwill ceased January 1, 2002 as a result of adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

     Marine transportation revenues for 2002 totaled $450,280,000, or 84% of total revenues, compared with $481,283,000, or 85% of total revenues for 2001 and $443,203,000, or 86% of total revenues for 2000. Diesel engine services revenues for 2002 totaled $85,123,000, or 16% of total revenues, compared with $85,601,000, or 15% of total revenues for 2001 and $69,441,000, or 14% of total revenues for 2000.

     For purposes of the Management's Discussion, all earnings per share are "Diluted earnings per share". The weighted average number of common shares applicable to diluted earnings for 2002, 2001 and 2000 were 24,394,000, 24,270,000 and 24,566,000, respectively.

MARINE TRANSPORTATION

     The Company, through its marine transportation segment, is a provider of marine transportation services, operating a current fleet of 911 active inland tank barges and 215 active inland towing vessels, transporting petrochemicals, refined petroleum products, black oil products and agricultural chemicals along the United States inland waterways. The marine transportation segment is also the managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The partnership is accounted for under the equity method of accounting.

     The following table sets forth the Company's marine transportation segment's revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2002 (dollars in thousands):

                                                         % CHANGE              % CHANGE
                                                         2002 TO               2001 TO
                                     2002       2001       2001       2000       2000
                                   --------   --------   --------   --------   --------
Marine transportation revenues...  $450,280   $481,283      (6)%    $443,203       9%
                                   --------   --------     ---      --------      --
Costs and expenses:
  Costs of sales and operating
     expenses....................   269,838    286,641      (6)      262,725       9
  Selling, general and
     administrative..............    52,967     54,070      (2)       47,149      15
  Taxes, other than on income....    10,548     11,211      (6)        9,908      13
  Depreciation and other
     amortization................    42,332     40,677       4        39,705       2
  Amortization of goodwill.......        --      5,610     N/A         5,616      --
                                   --------   --------     ---      --------      --
                                    375,685    398,209      (6)      365,103       9
                                   --------   --------     ---      --------      --
          Operating income.......  $ 74,595   $ 83,074     (10)%    $ 78,100       6%
                                   ========   ========     ===      ========      ==
          Operating margins......      16.6%      17.3%                 17.6%
                                   ========   ========              ========

2002 COMPARED WITH 2001

  MARINE TRANSPORTATION REVENUES

     Revenues for 2002 compared with 2001 declined 6%, reflecting a overall continued weakness in petrochemical volumes, lower refined products volumes into the Midwest and lower liquid fertilizer volumes. During 2002, petrochemical volumes along the Gulf Coast remained depressed, the continued impact of the sluggish U.S. economy; however, petrochemical volumes into the Midwest improved in the second half of

2002 with the gradual replenishment of low inventory levels by Midwest manufacturers. Late in the fourth quarter, petrochemical volumes along the Gulf Coast reflected some improvement.

     Refined products volumes began the 2002 year strong, declined during the first quarter, remained weak the entire second quarter, and improved during the second half. During the 2002 first half, high Midwest refined products inventories and a new refined products pipeline from the Gulf Coast to the Midwest that went online April 1, 2002, negatively impacted the volumes moved by inland tank barge. During the 2002 second half, the movement of refined products into the Midwest returned to more traditional levels, or pre-2000 levels, driven by seasonal demand variables based on inventory requirements and Midwest refinery outages for maintenance.

     Black oil volumes were below 2001 volume levels for the first nine months of 2002. In November and December 2002, volumes increased with the addition of the black oil tank barges and towboats purchased from Coastal and the barge management agreement signed with Coastal for the management of Coastal's remaining black oil barges.

     Liquid fertilizer volumes were weak in the 2002 first half, the result of significant rainfall amounts in the Midwest that kept farmers out of their fields, reducing the demand for fertilizer usage, thereby reducing the demand for upriver volumes of liquid fertilizer by tank barge. During the 2002 third quarter, volumes returned to normal seasonal levels, but declined in the fourth quarter as a major customer significantly curtailed its fertilizer output due to production problems at its facility.

     In late September 2002, Tropical Storm Isidore, and in early October 2002, Hurricane Lili, both made landfall in central Louisiana, creating delays and diversions of marine equipment away from the path of the storms, and thereby lowering the Company's third and fourth quarter revenues. The impact of Tropical Storm Isidore and Hurricane Lili on the 2002 results was an estimated $.05 per share after taxes.

     During the 2002 year, approximately 70% of marine transportation volumes were under term contracts and 30% were spot market volumes. During 2002, contract renewals remained relatively flat. Spot market rates declined approximately 10% to 15% during the 2002 first quarter and certain spot market rates declined an additional 15% to 20% during the second quarter. Weak petrochemical and refined products volumes during the 2002 first half created lower utilization and excess tank barge capacity industry wide. During the 2002 third quarter, spot market rates remained depressed, even though petrochemical and refined products volumes into the Midwest improved. During the fourth quarter, spot market rates moved higher as petrochemical and refined products volumes improved, however, spot market rates for 2002 remained below 2001 fourth quarter levels.

  MARINE TRANSPORTATION COSTS AND EXPENSES

     Total costs and expenses for 2002 were 6% lower than 2001, primarily reflecting the 6% reduction in revenues for 2002 compared with 2001 and corresponding lower expenses. The 2001 year included $5,610,000 of amortization of goodwill, which the Company ceased amortizing in 2002 under SFAS No. 142.

     Costs of sales and operating expenses for 2002 decreased 6% compared with the 2001 year, primarily reflecting the decrease in marine transportation activity and corresponding lower voyage related expenses. Depending on the amount of volumes moved, the segment adjusts the number of towboats operated and crews required on a daily basis. The segment operated 217 towboats at December 31, 2001, 203 at March 31, 2002, 198 at June 30, 2002, 206 at September 30, 2002
and 215 at December 31, 2002. The increase in the number of towboats operated from September 30 to December 31, reflected the fourth quarter acquisition of the Coastal vessels and the management of Coastal's remaining 54 black oil barge fleet. Partially offsetting the operating cost savings was the negative impact of inclement weather conditions, which decreased revenues and increased operating expenses. Ice conditions, frontal systems and high water during the 2002 first half and fourth quarter, and the tropical storm and hurricane noted above in the third and fourth quarters, required additional horsepower to complete movements, additional fuel and other variable expenses associated with longer transit times.

     Selling, general and administrative expenses for 2002 decreased 2% compared with 2001, reflecting lower incentive compensation accruals and professional fees, partially offset by annual salary increases effective January 2002.

     Taxes, other than on income for 2002 decreased 6% compared with 2001. The decrease reflected lower waterway use taxes, the result of decreased marine transportation volumes, and lower franchise taxes attributable to legal restructuring.

     Depreciation and other amortization expense for 2002 increased 4% compared with 2001. The increase reflected new inland tank barge additions in 2001 and 2002, the acquisition of the Cargill 15 barge fleet in March 2002, the acquisition of the 10 black oil barges and 13 towboats from Coastal in late October 2002, and the acquisition of 94 tank barges from Union Carbide in December 2002. In addition, the segment decreased the remaining useful lives of certain older tank barges to correspond with the anticipated retirement dates of such barges.

  MARINE TRANSPORTATION OPERATING INCOME AND OPERATING MARGINS

     Operating income for 2002 was 10% lower than 2001. The 2001 operating income included $5,610,000 of goodwill amortization expense. Amortization of goodwill ceased January 1, 2002 with the adoption of SFAS No. 142. Goodwill will be evaluated annually for impairment, or whenever events or circumstances indicate that interim impairment testing is necessary. The operating margin for 2002 was 16.6% compared with 17.3% for 2001, or 18.4% when adjusted for goodwill amortization expense. The decline in the 2002 operating margin primarily reflected lower 2002 spot market rates and relatively flat contract renewals compared with 2001, as well as reduced volumes.

2001 COMPARED WITH 2000

  MARINE TRANSPORTATION REVENUES

     Revenues for 2001 were 9% over 2000 revenues. The increase included revenues generated from the leasing in February 2001 of 94 inland tank barges from Union Carbide. The marine transportation segment generated approximately $24,000,000 of revenues during 2001 from such service. From the date of the lease until late in the 2001 third quarter, the leased barges were employed exclusively in Union Carbide service. Late in the 2001 third quarter, the partial integration of the leased tank barges was completed into the segment's inland tank barge fleet under the terms of the long-term contract with Dow. The completed partial integration allowed for the achievement of additional operating synergies and total use of the distribution system.

     For the 2001 year, the Company benefited from strong upriver refined products volumes and favorable black oil volumes. The Company's liquid fertilizer volumes were higher than expected for the 2001 first half. Petrochemical volumes were depressed for the entire year, the result of the slow U.S. economy.

     The strong Midwest refined products volumes were accelerated in mid-August by a Chicago, Illinois area refinery fire, which closed the facility for an estimated six-month period. The facility closure created an anomaly in the normal distribution patterns of refined petroleum products into the Midwest. Midwest volumes of refined products remained strong for the remainder of 2001.

     The favorable 2001 black oil volumes were primarily driven by the high demand for asphalt for use in rebuilding of the U.S. highway infrastructure. In addition, in the 2001 first half, high natural gas prices aided black oil volumes by creating additional demand for residual fuel as a natural gas substitute for boiler fuel for utility customers.

     During the 2001 first quarter, and into April and May, high natural gas prices caused the U.S. manufacturers of nitrogen based fertilizer to significantly curtail production. The agricultural demand for nitrogen based fertilizer was strong, and foreign producers made up the shortfall of domestic production. The significant importing of liquid fertilizer disrupted the traditional rail and inland tank barge distribution pattern and created additional barging volumes. Liquid fertilizer volumes in the 2001 third quarter were at normal levels while the fourth quarter volumes were weak, the result of high Midwest inventory levels.

     During 2001, approximately 70% of volumes were under term contracts, with 30% spot market volumes. Contract renewals during 2001 were generally at modestly higher prices. Spot market rates, after the mid-August 2001 refinery fire, were generally higher than the 2001 first half, the result of increased utilization to meet the demand for refined products volumes into the Midwest.

     During the 2001 first half, and particularly the first quarter, operations were hampered by adverse weather conditions. Along the Gulf Coast, heavy fog and strong winds caused delays, thereby increasing transit times. Operations on the Illinois River ceased for the majority of January 2001 due to ice. In February, March, April and early May, high water caused navigational delays on the Mississippi River. During the second half of 2001, and particularly the third quarter, the segment benefited from favorable weather and water conditions.

  MARINE TRANSPORTATION COSTS AND EXPENSES

     Total costs and expenses for 2001 were 9% higher than 2000, in proportion to the higher revenues recorded in 2001. The 2001 and 2000 years included $5,610,000 and $5,616,000, respectively, of amortization of goodwill, which the Company ceased amortizing in 2002.

     Costs of sales and operating expenses were 9% higher in 2001 compared with 2000. The increase was in proportion to the higher revenues recorded in 2001. The 2001 year included lease costs, as well as operating expenses, associated with the February 2001 leasing of 94 inland tank barges from Union Carbide.

     Selling, general and administrative expenses for 2001 were 15% higher than 2000. The increase primarily reflected higher salaries, bonus and profit-sharing accruals, and the hiring of additional personnel as a result of the leasing of inland tank barges from Dow.

     Taxes, other than on income was 13% higher in 2001 than 2000, primarily reflecting increased waterway use taxes associated with higher business activity levels, including the additional Dow business.

     Depreciation and other amortization increased 2% for 2002 compared with 2001. The increase primarily resulted from the addition of eleven new tank barges placed into service during 2000 and 2001.

  MARINE TRANSPORTATION OPERATING INCOME AND OPERATING MARGINS

     Operating income for 2001 increased 6% compared with 2000 and the operating margin was 17.3% in 2001 and 17.6% for 2000. Excluding amortization of goodwill, the operating margin for 2001 was 18.4% compared with 18.9% for 2000. The slight decline in the operating margin for 2001 compared with 2000 reflected reduced petrochemical volumes during 2001, as petrochemical volumes typically earn a higher operating margin than refined products and liquid fertilizer volumes.

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

     The following table sets forth the Company's diesel engine services segment's revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2002 (dollars in thousands):

                                                          % CHANGE             % CHANGE
                                                          2002 TO              2001 TO
                                       2002      2001       2001      2000       2000
                                      -------   -------   --------   -------   --------
Diesel engine services revenues.....  $85,123   $85,601      (1)%    $69,441      23%
                                      -------   -------     ---      -------     ---
Costs and expenses:
  Costs of sales and operating
     expenses.......................   63,928    64,150      --       52,610      22
  Selling, general and
     administrative.................   11,111    11,680      (5)       8,917      31
  Taxes, other than on income.......      303       286       6          268       7
  Depreciation and other
     amortization...................      940       873       8          605      44
  Amortization of goodwill..........       --       501     N/A           86     483
                                      -------   -------     ---      -------     ---
                                       76,282    77,490      (2)      62,486      24
                                      -------   -------     ---      -------     ---
          Operating income..........  $ 8,841   $ 8,111       9%     $ 6,955      17%
                                      =======   =======     ===      =======     ===
          Operating margins.........     10.4%      9.5%                10.0%
                                      =======   =======              =======

2002 COMPARED WITH 2001

  DIESEL ENGINE SERVICES REVENUES

     Revenues for 2002 compared with 2001 were relatively flat, benefiting from a strong 2002 power generation, industrial and railroad markets, thereby offsetting a weak 2002 Gulf Coast oil and gas services market, a market weak since the second half of 2001. The power generation market benefited from favorable service and parts sales to the nuclear industry. Sales to the railroad market benefited from the July 2001 agreement with EMD to distribute replacement parts for locomotive engines used by certain U.S. transit and Class II railroads, and improved service and parts sales to a slightly improved U.S. steel industry.

  DIESEL ENGINE SERVICES COSTS AND EXPENSES

     Costs and expenses for 2002 compared with 2001 were in line with 2002 revenues, remaining relatively flat. The 2001 year included $501,000 of amortization of goodwill, which the Company ceased amortizing in 2002, in accordance with SFAS No. 142.

  DIESEL ENGINE SERVICES OPERATING INCOME AND OPERATING MARGINS

     Operating income for the diesel engine services segment for 2002 was 9% higher than 2001, primarily the result of the $501,000 of goodwill amortization recorded in 2001. The operating margin for 2002 was 10.4% compared with 9.5% for 2001, or 10.1% adjusted for amortization of goodwill. The operating margin for 2002 was positively influenced by increased power generation revenues, which historically earn a higher gross profit margin, and negatively influenced by increased railroad revenues, which historically earn a lower gross profit margin.

2001 COMPARED WITH 2000

  DIESEL ENGINE SERVICES REVENUES

     Revenues for 2001 reflected a 23% increase when compared with 2000. The 2001 year included a full year of revenues from two service company acquisitions, Powerway, acquired in October 2000 and West Kentucky in November 2000, as well as from an agreement signed in July 2001 with EMD as noted above. During 2001, the power generation market was strong, reflecting favorable nuclear parts sales, and the Gulf Coast oil and gas services market was strong in the 2001 first half, however, weakened in the second half of the year. The shortline and industrial railroad market remained weak for the entire year.

  DIESEL ENGINE SERVICES COSTS AND EXPENSES

     Costs and expenses for 2001 generally increased in proportion to the higher revenues in 2001 over 2000, reflecting the full year impact of the two acquisitions, Powerway in October and West Kentucky in November of 2000 and the impact of the July 2001 agreement with EMD.

  DIESEL ENGINE SERVICES OPERATING INCOME AND OPERATING MARGINS

     Operating income for the diesel engine services segment for 2001 was 17% higher than 2000, however, the operating margin declined to 9.5% for 2001 compared with 10.0% for 2000. The decline in the operating margin for 2001 was primarily attributable to increased lower margin replacement parts sales to the transit and Class II railroads.

GENERAL CORPORATE EXPENSES

     General corporate expenses for 2002, 2001 and 2000 were $5,677,000, $7,088,000 and $7,053,000, respectively. The 20% decline in 2002 compared with 2001 reflected lower employee incentive compensation accruals and professional fees, partially offset by annual salary increases effective January 2002.

OTHER INCOME AND EXPENSES

     The following table sets forth the impairment of long-lived assets, merger related charges, gain on disposition of assets, equity in earnings of marine affiliates, impairment of equity investment, other income (expense), minority interests and interest expense for the three years ended December 31, 2002 (dollars in thousands):

                                                              % CHANGE              % CHANGE
                                                              2002 TO               2001 TO
                                          2002       2001       2001       2000       2000
                                        --------   --------   --------   --------   --------
Impairment of long-lived assets.......  $(17,712)  $     --     N/A      $     --      N/A
Merger related charges................        --         --      --%         (199)     N/A
Gain on disposition of assets.........       624        363      72%        1,161      (69)%
Equity in earnings of marine
  affiliates..........................       700      2,950     (76)%       3,394      (13)%
Impairment of equity investment.......    (1,221)        --     N/A            --      N/A
Other income (expense)................      (155)      (540)     71%          337     (260)%
Minority interests....................      (962)      (706)    (36)%        (966)      27%
Interest expense......................   (13,540)   (19,038)    (29)%     (23,917)     (20)%

  ASSET IMPAIRMENTS

     During the fourth quarter of 2002, the Company recorded $18,933,000 of non-cash pre-tax impairment charges. The after-tax effect of the charges was $12,498,000 or $.51 per share. Of the total pre-tax charges, $17,241,000 was due to reduced estimated cash flows resulting from reduced lives on the Company's single hull fleet and its commitment to sell certain vessels during 2003. The reduced estimated useful lives on 114 single hull tank barges is due to market bias against single hull tank barges and the assessment of the impact of new regulations issued in September 2002 by the U.S. Coast Guard that require the installation of tank level monitoring devices on all single hull tank barges by October 2007. The Company plans to retire all of its single hull tank barges by October 17, 2007. The Company has committed to sell 21 inactive or out-of-service double hull tank barges and five inactive towboats during 2003 and has reduced the carrying value of these vessels by $5,682,000 to fair value of $2,621,000. The charges also included a $1,221,000 write-down of an investment in a non-consolidated affiliate to its estimated fair value and a $471,000 write-down of surplus diesel shop equipment.

  GAIN ON DISPOSITION OF ASSETS

     The Company reported net gains on disposition of assets of $624,000 in 2002, $363,000 in 2001 and $1,161,000 in 2000. The net gains were predominantly from the sale of marine equipment.

  EQUITY IN EARNINGS OF MARINE AFFILIATES

     Equity in earnings of marine affiliates, consisting primarily of a 35% owned offshore marine partnership, declined to $700,000, a 76% decrease for 2002 compared with 2001, and declined $444,000, or 13% for 2001 compared with 2000. During the 2002, 2001 and 2000 years, the four offshore dry-cargo barge and tugboats units owned through the 35% owned partnership with a public utility were generally employed under the partnership's contract to transport coal across the Gulf of Mexico, with a separate contract for the backhaul of limestone rock. The lower results for 2002 primarily reflected reduced rates on the recently renewed coal transportation contract, and the timing of maintenance on three of the four units in the partnership. The results for 2001 reflected major maintenance at the customer's docking facility which closed the facility for a portion of the 2001 third quarter, and the Company's decision to conduct maintenance on two of the offshore barge and tugboat units while the facility was closed. For the 2000 year, the four units were primarily fully employed in the partnership's coal and rock trade.

  INTEREST EXPENSE

     The 29% reduction in interest expense for 2002 compared with 2001 and 20% reduction for 2001 compared with 2000 was attributable to lower debt levels during 2002 and lower interest rates on the Company's variable rate debt. In January 2002, the Company retired the remaining $50,000,000 of 7.05% medium term notes, refinancing the notes through the Company's bank revolving credit facility. During 2002, 2001 and 2000, the average interest rate under the Company's revolving credit facility was 3.0%, 6.0% and 7.7%, respectively. Interest rate swap agreements totaling $150,000,000, executed in February and April 2001 to hedge a portion of its exposure to fluctuations in short-term interest rates and more fully discussed in Long-Term Financing below, resulted in additional interest expense of $5,476,000 in 2002 and $2,210,000 in 2001. The average debt and average interest rates for 2002, including the effect of interest rate swaps, were $240,954,000 and 5.6%, compared with $264,568,000 and 7.2% for 2001 and $320,955,000 and 7.5% for 2000, respectively.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

  BALANCE SHEET

     Total assets as of December 31, 2002 were $791,758,000 compared with $752,435,000 as of December 31, 2001 and $746,541,000 as of December 31, 2000.
The following table sets forth the significant components of the balance sheet as of December 31, 2002 compared with 2001 and 2001 compared with 2000 (dollars in thousands):

                                                         % CHANGE              % CHANGE
                                                         2002 TO               2001 TO
                                     2002       2001       2001       2000       2000
                                   --------   --------   --------   --------   --------
Assets:
  Current assets.................  $119,468   $113,991       5%     $118,519      (4)%
  Property and equipment, net....   486,852    466,239       4       453,807       3
  Investment in marine
     affiliates..................    10,238     10,659      (4)       10,004       7
  Goodwill, net..................   156,726    156,726      --       162,604      (4)
  Other assets...................    18,474      4,820     283         1,607     200
                                   --------   --------     ---      --------     ---
                                   $791,758   $752,435       5%     $746,541       1%
                                   ========   ========     ===      ========     ===

Liabilities and stockholders' equity:
  Current liabilities............  $ 91,245   $ 95,021      (4)%    $ 94,310       1%
  Long-term debt-less current
     portion.....................   265,665    249,402       7       288,037     (13)
  Deferred income taxes..........    85,768     89,542      (4)       89,138      --
  Minority interests and other
     long-term liabilities.......    25,769     17,448      48        12,407      41
  Stockholders' equity...........   323,311    301,022       7       262,649      15
                                   --------   --------     ---      --------     ---
                                   $791,758   $752,435       5%     $746,541       1%
                                   ========   ========     ===      ========     ===

2002 COMPARED WITH 2001

     Current assets as of December 31, 2002 increased 5% compared with December 31, 2001. Prepaid expenses and other current assets increased 41%, partially from the recording as a current asset $1,550,000 of a $17,500,000 November 2002 contribution to the Company's defined benefit plan for vessel personnel. The increased contribution was the result of lower interest rates and lower investment returns from the plan's assets, which consist primarily of fixed income securities and corporate stocks. Funding of the plan is based on actuarial projections that are designed to satisfy minimum ERISA funding requirements to achieve adequate funding of accumulated benefit obligations. Additionally, vessels with a fair value of $2,621,000, and committed to be sold in 2003, have been reclassified from property and equipment to prepaid expenses and other current assets. The Company also wrote-off $738,000 of trade accounts receivables against the allowance for doubtful accounts primarily recorded in 2001.

     Property and equipment, net of accumulated depreciation, as of December 31, 2002 increased 4% compared with December 31, 2001. The increase reflected $47,709,000 of capital expenditures and the acquisition of tank barges and towboats totaling $44,653,000, more fully described under Capital Expenditures below, net of $45,401,000 of depreciation for the 2002 year and $6,015,000 of dispositions of marine equipment during the 2002 year. In addition, during the 2002 year the Company took impairment charges of $17,712,000, more fully described under Asset Impairments above, and reclassified $2,621,000 of property as assets held for sale included in prepaid expenses and other current assets.

     Other assets as of December 31, 2002 increased 283% during 2002 compared with December 31, 2001, primarily from the $17,500,000 contribution to the Company's defined benefit plan for vessel personnel, of which $1,550,000 was classified as a current asset.

     Current liabilities as of December 31, 2002 declined 4% compared with December 31, 2001, primarily due to a decrease in accrued liabilities, the result of lower employee compensation accruals, the timing of such compensation payments, and lower accrued interest expense the result of lower average interest rates and lower average debt levels, partially offset by higher accruals for casualty losses.

     Long-term debt, less current portion, as of December 31, 2002 increased 7% compared with December 31, 2001. The increase was impacted by borrowings to finance the 2002 first quarter Cargo Carriers acquisition, 2002 fourth quarter Coastal and Union Carbide marine equipment acquisitions, the November 2002 $17,500,000 defined benefit plan contribution, the 2002 capital expenditures and common stock repurchases.

     Minority interests and other long-term liabilities as of December 31, 2002 increased 48% compared with December 31, 2001, primarily due to the recording of a $7,228,000 increase in the fair value of the interest rate swap agreements for 2002, more fully described under Long-Term Financing below.

     Stockholders' equity as of December 31, 2002 increased 7% compared with December 31, 2001. The increase for 2002 primarily reflected net earnings of $27,446,000, a net increase in treasury stock of $1,252,000, and a $4,698,000 decrease in accumulated other comprehensive income. The increase in treasury stock reflected $3,931,000 of open market treasury stock purchases less $2,679,000 associated with the exercise of employee stock options. The $4,698,000 decrease in accumulated other comprehensive income resulted from the net changes in fair value of interest rate swap agreements, net of taxes, more fully described under Long-Term Financing below.

2001 COMPARED WITH 2000

     In December 2000, Oceanic, the Company's wholly owned captive insurance subsidiary, liquidated its remaining available-for-sale securities, which totaled $9,781,000 as of September 30, 2000. Prior to 1999, Oceanic was used to insure risks of the Company and its subsidiaries, which required Oceanic to be more fully capitalized.

     Total current assets as of December 31, 2001 decreased 4% compared with December 31, 2000. The 4% decrease reflected a $2,808,000 reduction in cash and cash equivalents and a $1,816,000, or 2% reduction in trade accounts receivables, even though marine transportation and diesel engine services revenues increased during 2001 by a combined 11% over 2000. The reduction in trade accounts receivable reflected the Company's emphasis on the collection of such receivables during 2001. The Company also recorded a $500,000 allowance for doubtful accounts in the 2001 fourth quarter when a large Houston based trading company filed for bankruptcy.

     Property and equipment, net of accumulated depreciation, remained relatively constant with December 31, 2000. The 2000 balance reflected two diesel engine services acquisitions in the 2000 fourth quarter and a final purchase price adjustment to the Hollywood Marine acquisition totaling approximately $4,600,000 to reflect the fair value of the property and equipment acquired in the transaction.

     Goodwill as of December 31, 2001 decreased 4% compared with December 31, 2000. Goodwill totaling $157,352,000 was recorded in 1999, and adjusted in 2000 by an additional $3,900,000, for the Hollywood Marine acquisition, representing the excess of the purchase price over the amount allocated to identifiable assets and liabilities. In 2000, the Company also recorded goodwill totaling approximately $3,300,000 from two diesel engine services acquisitions. Effective January 1, 2002, the Company ceased the amortization of goodwill in accordance with SFAS No. 142.

     Total current liabilities as of December 31, 2001 and December 31, 2000 were relatively constant. In December 2001, the current portion of long-term debt decreased $5,000,000 from the prepayment of a private placement note, more fully described under Long-Term Financing below. The debt prepayment was offset by higher bonus, pension and profit sharing accruals and deferred revenues as of December 31, 2001.

     Long-term debt, less current portion, as of December 31, 2001 declined 13% compared with December 31, 2000. The reduction primarily resulted from the pay down of long-term debt from the free cash flow generated by the Company in 2001, less capital expenditures and treasury stock repurchases.

     Minority interests and other long-term liabilities as of December 31, 2001 increased 41% compared with December 31, 2000. During 2001, the Company recorded $5,176,000 representing the fair value of the interest rate swap agreements for 2001.

     Stockholders' equity as of December 31, 2001 increased 15% compared with December 31, 2000. The increase for the 2001 year primarily reflected net earnings of $39,603,000, a net decrease in treasury stock of $1,635,000, an increase of $499,000 in additional paid-in capital, and a $3,364,000 decrease in accumulated other comprehensive income. The reduction in treasury stock reflected $4,385,000 associated with the exercise of employee stock options, less $2,750,000 of open market treasury stock purchases. The $3,364,000 decrease in accumulated other comprehensive income resulted from the net change in the fair value of interest rate swap agreements, net of taxes, more fully described under Long-Term Financing below.

  LONG-TERM FINANCING

     The Company has an unsecured revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks, with JPMorgan Chase as the agent bank. On November 5, 2001, the Company amended the Revolving Credit Facility to increase the revolving credit amount from $100,000,000 to $150,000,000 and to extend the maturity date to October 9, 2004. Borrowing options under the amended Revolving Credit Facility allow the Company to borrow at an interest rate equal to either the London Interbank Offered Rate ("LIBOR") plus a margin ranging from ..75% to 1.50%, depending on the Company's senior debt rating; or an adjusted Certificate of Deposit ("CD") rate plus a margin ranging from .875% to 1.625%, also depending on the Company's senior debt rating; or the greater of prime rate, Federal Funds rate plus .50%, or the secondary market rate for three-month CD rate plus 1%. A commitment fee is charged on the unused portion of the Revolving Credit Facility at rates ranging from .20% to .40%, depending on the Company's senior debt rating, multiplied by the average unused portion of the Revolving Credit Facility, and is paid quarterly. A utilization fee equal to ..125% to .25%, also depending on the Company's senior debt rating, of the average outstanding borrowings during periods in which the total borrowings exceed 33% of the total $150,000,000 commitment, is also paid quarterly. At March 5, 2003, the applicable interest rate spread over LIBOR was .875% and the commitment fee and utilization fee were .25% and .125%, respectively. The amended Revolving Credit Facility also included modifications to certain financial covenants, including an increase in the minimum net worth requirement, as defined, to $225,000,000. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company's common stock, or for business acquisitions. The Company was in compliance with all Revolving Credit Facility covenants at December 31, 2002. As of December 31, 2002, $88,000,000 was outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $10,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility totaled $741,000 as of December 31, 2002.

     The Company has an unsecured term loan credit facility (the "Term Loan") with a syndicate of banks, with Bank of America, N.A. ("Bank of America") as the agent bank. Interest rate options under the Term Loan include interest rates equal to either LIBOR plus a margin ranging from .75% to 1.50%, depending on the Company's senior debt rating; or an adjusted CD rate plus a margin ranging from ..875% to 1.625%, also depending on the Company's senior debt rating; or the greater of prime rate, Federal Funds rate plus .50%, or the secondary market rate for three-month CD rate plus 1%. A utilization fee equal to .125% to .25%, depending on the Company's senior debt rating, of the average outstanding borrowings during periods in which the total borrowings exceed 33% of the original $200,000,000 commitment, is paid quarterly. At March 5, 2003, the applicable interest rate spread over LIBOR was ..875% and the utilization fee was .25%. On November 5, 2001, the Term Loan was amended to conform existing financial covenants to the amended Revolving Credit Facility. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. The Term Loan quarterly principal payments of $12,500,000, plus interest, began on October 9, 2002, with the remaining principal due on October 9, 2004, the maturity date of the Term Loan. The principal payments of $50,000,000 due in 2003 were classified as long-term debt at December 31, 2002, as the Company has the ability and intent through the Revolving Credit Facility to refinance the payments on a long-term basis. The Company was in compliance with all Term Loan covenants at December 31, 2002. As of December 31, 2002, the amount borrowed under the Term Loan was $171,500,000.

     The Company has an uncommitted and unsecured $10,000,000 line of credit ("Credit Line") with Bank of America whereby Bank of America will provide short-term advances and the issuance of letters of credit on an uncommitted basis. The Credit Line, which matured on November 15, 2002, was extended to November 4, 2003. Borrowings under the Credit Line allow the Company to borrow at an interest rate equal to either LIBOR plus a margin of 1%; or the higher of prime rate or the Federal Funds rate plus .50%. As of December 31, 2002, $5,900,000 was borrowed under the Credit Line and outstanding letters of credit totaled $560,000. Amounts borrowed on the Credit Line were classified as long-term debt at December 31, 2002, as the Company has the ability and the intent to refinance the amount due under the Credit Line on a long-term basis through the Revolving Credit Facility.

     In September 2002, the Company entered into a $10,000,000 uncommitted and unsecured revolving credit note ("Credit Note") with BNP Paribas ("BNP") whereby BNP will consider short-term advances through the maturity date of May 31, 2003. The Credit Note allows the Company to borrow at an interest rate equal to BNP's current day cost of funds plus .35%. Also, in September 2002, the Company entered into a $5,000,000 uncommitted letter of credit line with BNP whereby BNP will consider letters of credit for periods no longer than 15 months from issuance through the maturity date of May 31, 2003. The Company did not have any borrowings or letters of credit outstanding under the Credit Note or uncommitted letters of credit line as of December 31, 2002. On February 27, 2003, the available limit of the Credit Note was reduced from $10,000,000 to $5,000,000 by mutual agreement between BNP and the Company. The $5,000,000 uncommitted letter of credit line was cancelled due to a lack of need.

     The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes providing for the issuance of fixed rate or floating rate debt with maturities of nine months or longer. As of December 31, 2002, 2001 and 2000, $121,000,000 was available under the shelf registration, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, and to fund working capital requirements. On January 29, 2002, the Company used proceeds from the Revolving Credit Facility to retire the $50,000,000 of medium term notes due on that date. As of December 31, 2002, there were no outstanding debt securities under the shelf registration.

     On December 31, 2001, the Company prepaid the remaining $5,000,000 of principal outstanding on a $50,000,000 private placement 8.22% senior note with a maturity date of June 30, 2002. Principal payments of $5,000,000, plus interest, were due annually through June 30, 2002.

     In February and April 2001 the Company hedged a portion of its exposure to fluctuations in short-term interest rates by entering into interest rate swap agreements. Five-year swap agreements with notional amounts totaling $100 million were executed in February 2001 and three-year swap agreements with notional amounts totaling $50 million were executed in April 2001. Under the swap agreements, the Company will pay a fixed rate of 4.96% on a notional amount of $50 million for three years, an average fixed rate of 5.64% on a notional amount of $100 million for five years, and will receive floating rate interest payments based on LIBOR for United States dollar deposits. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. No gain or loss on ineffectiveness was required to be recognized in 2002 or 2001. The fair value of the interest rate swap agreements was recorded as an other long-term liability of $12,404,000 and $5,176,000 at December 31, 2002 and 2001, respectively. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $5,476,000 and $2,210,000 for the years ended December 31, 2002 and 2001, respectively. The Company anticipates $3,922,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of December 31, 2002 and 2001 based on quoted market values of the Company's portfolio of derivative instruments.

     On February 28, 2003, the Company issued $250,000,000 of floating rate senior notes ("Senior Notes") due February 28, 2013. The unsecured notes pay interest quarterly at an interest rate equal to LIBOR plus a margin of 1.2% and are not callable for the first year. Thereafter, the Senior Notes may be prepaid without penalty. The proceeds were used to repay $121,500,000 of the Term Loan due October 9, 2004 and $128,500,000 of the Revolving Credit Facility due October 9, 2004. The terms of the Senior Notes include certain covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates, and changes in lines of business. Additionally, the Company must comply with certain financial covenants based on the results of its operations.

     In connection with the issuing of the Senior Notes, the Company hedged a further portion of its exposure to fluctuations in short-term interest rates by entering into a one-year interest rate swap agreement on February 28, 2003 with a notional amount of $100,000,000. Under the agreement, the Company will pay a fixed rate of 1.39% for one year and will receive floating rate interest payments based on LIBOR for United States dollar deposits. The interest rate swap was designated as a cash flow hedge. Existing swap agreements totaling $150,000,000 which had been used as cash flow hedges for floating rate bank debt were re-designated as cash flow hedges for the Senior Notes. As of February 28, 2003, the Company had a total notional amount of $250,000,000 of interest rate swaps with terms ranging from one to three years designated as cash flow hedges for its Senior Notes. The Senior Notes' effective average rate on that date, including the effect of interest rate swaps, was 5.0%.

  CAPITAL EXPENDITURES

     Capital expenditures for the 2002 year totaled $47,709,000, of which $11,348,000 were for fleet and project construction, and $36,361,000 were primarily for upgrading of the existing marine transportation fleet. Capital expenditures for the 2001 year totaled $59,159,000, of which $20,305,000 were for fleet and project construction, and $38,854,000 were primarily for upgrading of the existing marine transportation fleet. For the 2000 year, capital expenditures totaled $47,683,000, of which $5,635,000 were for fleet and project construction and $42,048,000 were primarily for upgrading of the existing marine transportation fleet.

     In September 2000, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined petroleum products. The six barges were placed into service during 2001. The total purchase price of the six barges was approximately $8,700,000. Financing of the construction of the six barges was through operating cash flows and available credit under the Company's Revolving Credit Facility.

     In January 2001, the Company entered into a contract for the construction of five double hull, 30,000 barrel capacity, inland tank barges which will be used for transporting asphalt. The five barges were placed into service during the second half of 2001. The total purchase price of the five barges was approximately $8,900,000. Financing of the construction of the five barges was through operating cash flows and available credit under the Company's Revolving Credit Facility.

     In June 2001, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined petroleum products. During the 2002 first quarter, one tank barge was placed into service, three tank barges were placed into service in the second quarter, one in the third quarter and the last tank barge was placed into service in

October 2002. The total purchase price of the six barges was approximately $8,900,000. Financing of the construction of the six barges was through operating cash flows and available credit under the Company's Revolving Credit Facility.

     In February 2002, the Company entered in a contract for the construction of two double hull, 30,000 barrel capacity, inland tank barges which will be used for transporting asphalt. The two tank barges were placed into service during the 2003 first quarter. The total purchase price of the two barges was approximately $3,600,000 of which $164,000 was expended in 2002. Financing of the construction of the two barges was through operating cash flows and available credit under the Company's Revolving Credit Facility.

     In February 2002, the Company also entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined products. Delivery of the six barges is scheduled over a six-month period starting in March 2003. The total purchase price of the six barges is approximately $8,900,000, of which $780,000 was expended in 2002. Financing of the construction of the six barges will be through operating cash flows and available credit under the Company's Revolving Credit Facility.

     In October 2002, the Company entered into a contract for the construction for six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemical and refined products. Delivery of the six barges is scheduled over a six-month period starting in March 2004. The total purchase price of the six barges is approximately $8,900,000, of which no payments were made in 2002. Financing of the construction of the six barges will be through operating cash flows and available credit under the Company's Revolving Credit Facility.

  TREASURY STOCK PURCHASES

     During 2002, the Company purchased 165,000 shares of its common stock at a total purchase price of $3,931,000, for an average price of $23.76 per share. During 2001, the Company purchased 126,000 shares of its common stock at a total purchase price of $2,750,000, for an average price of $21.77 per share. During 2000, the Company purchased 860,000 shares of its common stock at a total purchase price of $15,791,000, for an average price of $18.37 per share.

     On April 20, 1999, the Board of Directors increased the Company's common stock repurchase authorization by an additional 2,000,000 shares. As of March 5, 2003, the Company had 1,210,000 shares available under the repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company's Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

  LIQUIDITY

     The Company generated net cash provided by operating activities of $72,554,000, $96,940,000 and $83,303,000 for the years ended December 31, 2002,
2001 and 2000, respectively. Uses of cash for the 2002 year included a $17,500,000 contribution to the Company's defined benefit plan for vessel personnel, higher trade accounts receivable primarily attributable to the Coastal acquisition in late October 2002, the timing of employee incentive compensation plan payments in 2002 that were accrued in 2001, as well as lower employee incentive compensation plan accruals for the 2002 year. Higher operating income and a $3,106,000 decrease in working capital influenced the increase in 2001 compared with 2000.

     The Company accounts for its ownership in its four marine partnerships under the equity method of accounting, recognizing cash flow upon the receipt or distribution of cash from the partnerships and joint venture. For the year ended December 31, 2002, the Company made a net cash payment of $30,000 to the partnerships and joint ventures and received cash totaling $2,295,000 and $5,592,000 from the partnerships and joint ventures during the years ended December 31, 2001 and 2000, respectively.

     Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayment of borrowing associated with each of the above and other operating requirements. In addition to net cash flow provide by operating activities, the Company also had available as of March 5, 2003, $149,222,000 under its Revolving Credit Facility and $121,000,000 under its shelf registration program, subject to mutual agreement and terms. As of March 4, 2003, the Company had $4,629,000 available under its Bank of America Credit Line and $2,000,000 under the BNP Credit Note.

     Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for pricing grids on its Term Loan, Revolving Credit Facility, Credit Line or Credit Note. The pricing grids on the Company's long-term debt are discussed in Note 5, Long-Term Debt in the financial statements.

     The Company expects to continue to fund expenditures for acquisitions, capital construction projects, treasury stock repurchases, repayment of borrowings, and for other operating requirements from a combination of funds generated from operating activities and available financing arrangements.

     There are numerous factors that may negatively impact the Company's cash flow in 2003. For a list of significant risks and uncertainties that could impact cash flows, see Note 12, Contingencies and Commitments in the financial statements. Amounts available under the Company's existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as also described in Note 5, Long-Term Debt in the financial statements.

     The Company has a 50% interest in a joint venture bulk liquid terminal business which has a $5,888,000 term loan outstanding at December 31, 2002. The loan is non-recourse to the Company and the Company has no guarantee obligation. The Company uses the equity method of accounting to reflect its investment in the joint venture.

     The contractual obligations of the Company and its subsidiaries at December 31, 2002, after consideration of the long-term financing subsequent to year-end as discussed in Note 15, Subsequent Events, consisted of the following (in thousands):

                                                    PAYMENTS DUE BY PERIOD
                                      --------------------------------------------------
                                                 LESS THAN     1-3      4-5     AFTER 5
CONTRACTUAL OBLIGATIONS:               TOTAL      1 YEAR      YEARS    YEARS     YEARS
------------------------              --------   ---------   -------   ------   --------
Long-term debt......................  $266,001    $56,236    $   229   $    8   $209,528
Non-cancelable operating leases.....    34,636     10,364     17,202    6,917        153
Capital expenditures................    19,751     10,851      8,900       --         --
                                      --------    -------    -------   ------   --------
                                      $320,388    $77,451    $26,331   $6,925   $209,681
                                      ========    =======    =======   ======   ========

     The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $6,468,000 at December 31, 2002, including $1,552,000 in letters of credit and $4,916,000 in performance bonds at December 31, 2002, of which $4,679,000 of these financial instruments relates to contingent legal obligations which are covered by the Company's liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

 ACCOUNTING STANDARDS

     In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 requires the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. SFAS No. 143 is effective for the Company at the beginning of fiscal 2003. The Company will adopt SFAS No. 143 effective January 1, 2003 and expects there will be no effect on the Company's financial position or results of operations.

     In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections" ("SFAS No. 145") was issued. SFAS No. 145 provides guidance for accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and income statement classification of gains and losses on extinguishment of debt. The Company adopted SFAS No. 145 effective January 1, 2003 with no effect on the Company's financial position or results of operations.

     In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than accruing costs at the date of management's commitment to an exit or disposal plan. The Company adopted SFAS No. 146 for all exit or disposal activities initiated after December 31, 2002.

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 197 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and initial measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial position or results of operations. The disclosure requirements are effective for the Company's financial statements for interim and annual periods ending after December 15, 2002.

     In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148") was issued. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest in variable interest entities created after January 31, 2003, and to variable interests in variable entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on certain of its outstanding debt and changes in fuel prices. The outstanding loan balances under the Company's bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would impact the 2003 interest expense by approximately $428,000, based on balances outstanding at December 31, 2002, and change the fair value of the Company's debt by less than 1%. The potential impact on the Company of fuel price increases is limited because most of its term contracts contain escalation clauses under which increases in fuel costs, among other, can be passed on to the customers, while its spot contract rates are set based on prevailing fuel prices. The Company does not presently use commodity derivative instruments to manage its fuel costs. The Company has no foreign exchange risk.

     From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions involve interest rate swap agreements which are entered into with major financial institutions. Derivative financial instruments related to the Company's interest rate risks are intended to reduce the Company's exposure to increases in the benchmark interest rates underlying the Company's variable rate bank credit facilities. The Company does not enter into derivative financial instrument transactions for speculative purposes.

     In February and April 2001 the Company hedged a portion of its exposure to fluctuations in short-term interest rates by entering into interest rate swap agreements. Five-year swap agreements with notional amounts totaling $100 million were executed in February 2001 and three-year swap agreements with notional amounts totaling $50 million were executed in April 2001. Under the swap agreements, the Company will pay a fixed rate of 4.96% on a notional amount of $50 million for three years, an average fixed rate of 5.64% on a notional amount of $100 million for five years, and will receive floating rate interest payments based on the LIBOR for United States dollar deposits. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. No gain or loss on ineffectiveness was required to be recognized in 2002 or 2001. The fair value of the interest rate swap agreements was recorded as an other long-term liability of $12,404,000 and $5,176,000 at December 31, 2002 and 2001, respectively. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $5,476,000 and $2,210,000 for the years ended December 31, 2002 and 2001, respectively. Fair value amounts were determined as of December 31, 2002 and 2001 based on quoted market values of the Company's portfolio of derivative instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report (see Item 15, page 68).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEMS 10 THROUGH 13.

     The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to the Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2002, except for the information regarding executive officers which is provided in a separate item, captioned "Executive Officers of the Registrant," and is included as an unnumbered item following Item 4 in Part I of this Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date within ninety days of the filing date of this annual report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Kirby Corporation:

     We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                          KPMG LLP

Houston, Texas
January 30, 2003,
except as to notes 5 and 15,
which are as of March 4, 2003.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                2002       2001
                                                              --------   --------
                                                               ($ IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,432   $  1,850
  Accounts receivable:
    Trade -- less allowance for doubtful accounts of
     $819,000 ($1,583,000 in 2001)..........................    79,829     78,677
    Other...................................................     6,129      6,164
  Inventory -- finished goods, at lower of average cost or
    market..................................................    15,549     15,105
  Prepaid expenses and other current assets.................    12,777      9,082
  Deferred income taxes.....................................     3,752      3,113
                                                              --------   --------
         Total current assets...............................   119,468    113,991
                                                              --------   --------
Property and equipment:
  Marine transportation equipment...........................   732,087    714,397
  Land, buildings and equipment.............................    65,850     61,760
                                                              --------   --------
                                                               797,937    776,157
  Accumulated depreciation..................................   311,085    309,918
                                                              --------   --------
                                                               486,852    466,239
                                                              --------   --------
Investment in marine affiliates.............................    10,238     10,659
Goodwill -- less accumulated amortization of $15,566,000 in
  2002 and 2001.............................................   156,726    156,726
Other assets................................................    18,474      4,820
                                                              --------   --------
                                                              $791,758   $752,435
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $    336   $    335
  Income taxes payable......................................     1,443        961
  Accounts payable..........................................    37,509     35,378
  Accrued liabilities:
    Interest................................................       228      1,526
    Insurance premiums and claims...........................    25,435     23,420
    Bonus, pension and profit-sharing plans.................    11,531     15,963
    Taxes -- other than on income...........................     4,649      5,707
    Other...................................................     5,549      7,481
  Deferred revenues.........................................     4,565      4,250
                                                              --------   --------
         Total current liabilities..........................    91,245     95,021
                                                              --------   --------
Long-term debt -- less current portion......................   265,665    249,402
Deferred income taxes.......................................    85,768     89,542
Minority interests..........................................     2,691      2,819
Other long-term liabilities.................................    23,078     14,629
                                                              --------   --------
                                                               377,202    356,392
                                                              --------   --------
Contingencies and commitments...............................        --         --
Stockholders' equity:
  Preferred stock, $1.00 par value per share. Authorized
    20,000,000 shares.......................................        --         --
  Common stock, $.10 par value per share. Authorized
    60,000,000 shares, issued 30,907,000 shares.............     3,091      3,091
  Additional paid-in capital................................   176,867    176,074
  Accumulated other comprehensive income....................    (8,062)    (3,364)
  Retained earnings.........................................   269,657    242,211
                                                              --------   --------
                                                               441,553    418,012
  Less cost of 6,900,000 shares in treasury (6,892,000 in
    2001)...................................................   118,242    116,990
                                                              --------   --------
                                                               323,311    301,022
                                                              --------   --------
                                                              $791,758   $752,435
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
Revenues:
  Marine transportation.....................................  $450,280   $481,283   $443,203
  Diesel engine services....................................    85,123     85,601     69,441
                                                              --------   --------   --------
                                                               535,403    566,884    512,644
                                                              --------   --------   --------
Costs and expenses:
  Costs of sales and operating expenses.....................   334,146    351,155    315,435
  Selling, general and administrative.......................    66,855     69,720     60,780
  Taxes, other than on income...............................    11,136     11,668     10,223
  Depreciation and other amortization.......................    45,507     44,133     42,502
  Amortization of goodwill..................................        --      6,111      5,702
  Impairment of long-lived assets...........................    17,712         --         --
  Merger related charges....................................        --         --        199
  Gain on disposition of assets.............................      (624)      (363)    (1,161)
                                                              --------   --------   --------
                                                               474,732    482,424    433,680
                                                              --------   --------   --------
     Operating income.......................................    60,671     84,460     78,964
Equity in earnings of marine affiliates.....................       700      2,950      3,394
Impairment of equity investment.............................    (1,221)        --         --
Other income (expense)......................................      (155)      (540)       337
Minority interests..........................................      (962)      (706)      (966)
Interest expense............................................   (13,540)   (19,038)   (23,917)
                                                              --------   --------   --------
     Earnings before taxes on income........................    45,493     67,126     57,812
Provision for taxes on income...............................   (18,047)   (27,523)   (23,699)
                                                              --------   --------   --------
     Net earnings...........................................  $ 27,446   $ 39,603   $ 34,113
                                                              ========   ========   ========
Net earnings per share of common stock:
  Basic.....................................................  $   1.14   $   1.65   $   1.40
  Diluted...................................................  $   1.13   $   1.63   $   1.39

          See accompanying notes to consolidated financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                              2002        2001        2000
                                                            ---------   ---------   ---------
                                                                    ($ IN THOUSANDS)
Common stock:
  Balance at beginning and end of year....................  $   3,091   $   3,091   $   3,091
                                                            =========   =========   =========
Additional paid-in capital:
  Balance at beginning of year............................  $ 176,074   $ 175,575   $ 175,231
  Excess (deficit) of cost of treasury stock sold over
     proceeds received upon exercise of stock options.....        248          (6)       (455)
  Tax benefit realized from stock option plans............        545         505         470
  Adjustment for treasury stock reissued for
     acquisition..........................................         --          --         329
                                                            ---------   ---------   ---------
  Balance at end of year..................................  $ 176,867   $ 176,074   $ 175,575
                                                            =========   =========   =========
Accumulated other comprehensive income:
  Balance at beginning of year............................  $  (3,364)  $      --   $    (317)
  Change in fair value of derivative financial
     instruments, net of tax..............................     (4,698)     (3,364)         --
  Unrealized net gain in value of available-for-sale
     securities, net of tax...............................         --          --         317
                                                            ---------   ---------   ---------
  Balance at end of year..................................  $  (8,062)  $  (3,364)  $      --
                                                            =========   =========   =========
Retained earnings:
  Balance at beginning of year............................  $ 242,211   $ 202,608   $ 168,495
  Net earnings for the year...............................     27,446      39,603      34,113
                                                            ---------   ---------   ---------
  Balance at end of year..................................  $ 269,657   $ 242,211   $ 202,608
                                                            =========   =========   =========
Treasury stock:
  Balance at beginning of year............................  $(116,990)  $(118,625)  $(106,464)
  Purchase of treasury stock (165,000 shares in 2002,
     126,000 shares in 2001 and 860,000 shares in 2000)...     (3,931)     (2,750)    (15,791)
  Cost of treasury stock sold upon exercise of stock
     options (157,000 in 2002, 259,000 shares in 2001 and
     130,000 shares in 2000)..............................      2,679       4,385       2,157
  Cost of treasury stock reissued for acquisition (88,000
     shares in 2000)......................................         --          --       1,473
                                                            ---------   ---------   ---------
  Balance at end of year..................................  $(118,242)  $(116,990)  $(118,625)
                                                            =========   =========   =========
Comprehensive income:
  Net earnings for the year...............................  $  27,446   $  39,603   $  34,113
  Other comprehensive income (loss), net of tax...........     (4,698)     (3,364)        317
                                                            ---------   ---------   ---------
  Total comprehensive income..............................  $  22,748   $  36,239   $  34,430
                                                            =========   =========   =========

          See accompanying notes to consolidated financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................  $ 27,446   $ 39,603   $ 34,113
  Adjustments to reconcile net earnings to net cash provided by operations:
    Depreciation and amortization...........................    45,507     50,244     48,204
    Provision (credit) for deferred income taxes............    (1,883)     2,994        194
    Gain on disposition of assets...........................      (624)      (363)    (1,161)
    Equity in earnings of marine affiliates, net of
      distributions and contributions.......................      (730)      (656)     2,197
    Impairment of long-lived assets.........................    17,712         --         --
    Impairment of equity investment.........................     1,221         --         --
    Merger related charges, net of cash expenditures........        --         --        199
    Other...................................................     1,050      2,012      1,505
  Increase (decrease) in cash flows resulting from changes
    in:
    Accounts receivable.....................................    (1,092)     1,569     (5,444)
    Inventory...............................................      (444)       545       (955)
    Other assets............................................   (13,599)    (5,650)     2,944
    Income taxes payable....................................     1,028        813        522
    Accounts payable........................................     2,131       (528)     5,017
    Accrued and other liabilities...........................    (5,169)     6,357     (4,032)
                                                              --------   --------   --------
      Net cash provided by operating activities.............    72,554     96,940     83,303
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds from sale and maturities of investments..........        --         --     13,568
  Capital expenditures......................................   (47,709)   (59,159)   (47,683)
  Acquisition of marine equipment and companies, net of cash
    acquired................................................   (44,818)        --     (7,942)
  Proceeds from disposition of assets.......................     5,938      2,774      3,583
  Other.....................................................       (70)        10        (40)
                                                              --------   --------   --------
    Net cash used in investing activities...................   (86,659)   (56,375)   (38,514)
                                                              --------   --------   --------
Cash flows from financing activities:
  Borrowings (payments) on bank credit facilities, net......    66,600    (33,300)    22,100
  Payments on long-term debt................................   (50,335)   (10,335)   (50,355)
  Purchase of treasury stock................................    (3,931)    (2,750)   (15,791)
  Return of investment to minority interests................    (1,091)    (1,195)      (996)
  Proceeds from exercise of stock options...................     2,444      4,207      1,340
                                                              --------   --------   --------
    Net cash provided by (used in) financing activities.....    13,687    (43,373)   (43,702)
                                                              --------   --------   --------
    Increase (decrease) in cash and cash equivalents........      (418)    (2,808)     1,087
Cash and cash equivalents, beginning of year................     1,850      4,658      3,571
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $  1,432   $  1,850   $  4,658
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year:
    Interest................................................  $ 14,441   $ 18,275   $ 24,538
    Income taxes............................................  $ 18,501   $ 24,591   $ 20,035
Noncash investing and financing activity:
  Treasury stock reissued in acquisition....................  $     --   $     --   $  1,802
  Cash acquired in acquisition..............................  $     --   $     --   $    140
  Debt assumed in acquisition...............................  $     --   $     --   $     20
  Disposition of asset for note receivable..................  $  1,100   $     --   $     --

          See accompanying notes to consolidated financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Kirby Corporation and all majority-owned subsidiaries ("the Company"). One affiliated limited partnership in which the Company owns a 50% interest, is the general partner and has effective control, and whose activities are an integral part of the operations of the Company is consolidated. All other investments in which the Company owns 20% to 50% and exercises significant influence over operating and financial policies are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to reflect the current presentation of financial information.

  ACCOUNTING POLICIES

     Cash Equivalents. Cash equivalents consist of all short-term, highly liquid investments with maturities of three months or less at date of purchase.

     Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company's opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 2002 and 2001 were $3,377,000 and $7,066,000, respectively, of accruals for diesel engine services work in process which have not been invoiced as of the end of each year.

     The Company's marine transportation and diesel engine services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with mutual insurance and reinsurance companies. As of December 31, 2002 and 2001, the Company had receivables of $1,494,000 and $1,550,000, respectively, from the mutual insurance and reinsurance companies to cover claims over the Company's deductible.

     Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily trade accounts receivables. The Company's marine transportation customers include the major oil refining and petrochemical companies. The diesel engine services customers are offshore oil and gas service companies, inland and offshore marine transportation companies, commercial fishing companies, power generation companies, shortline, industrial, and certain transit and Class II railroads, and the United States government. Credit risk with respect to these trade receivables is generally considered minimal because of the financial strength of such companies as well as the Company having procedures in effect to monitor the creditworthiness of customers.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. Through the end of 2001, goodwill was amortized on the straight-line method over the lesser of its expected useful life or forty years. Effective January 1, 2002, the Company ceased the amortization of goodwill with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 also requires periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company did not incur any transitional impairment losses or gains as a result of adopting SFAS No. 142. The Company conducted its annual impairment test as required by SFAS No. 142 at November 30, 2002, noting no impairment of goodwill. The Company will continue to conduct goodwill impairment tests as required under SFAS No. 142 effective November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary.

     Amortization of goodwill for 2001 and 2000 was $6,253,000 and $5,844,000, respectively. The following table sets forth the reported and adjusted net earnings, and basic and diluted earnings per share for 2001 and 2000 (in thousands, except earnings per share amounts):

                                                               2001      2000
                                                              -------   -------
Reported net earnings.......................................  $39,603   $34,113
Amortization of goodwill -- marine transportation...........    5,610     5,616
Amortization of goodwill -- diesel engine services..........      501        86
Amortization of goodwill -- equity in earnings of marine
  affiliates................................................      142       142
                                                              -------   -------
  Adjusted net earnings.....................................  $45,856   $39,957
                                                              =======   =======
Reported basic earnings per share...........................  $  1.65   $  1.40
Amortization of goodwill....................................      .26       .24
                                                              -------   -------
  Adjusted basic earnings per share.........................  $  1.91   $  1.64
                                                              =======   =======
Reported diluted earnings per share.........................  $  1.63   $  1.39
Amortization of goodwill....................................      .26       .24
                                                              -------   -------
  Adjusted diluted earnings per share.......................  $  1.89   $  1.63
                                                              =======   =======

     Revenue Recognition. The majority of marine transportation revenue is derived from term contracts, ranging from one to five years, with renewal options, and the remainder is from spot market movements. The majority of the term contracts are for terms of one year. The Company is strictly a provider of marine transportation services for its customers and does not assume ownership of any of the products it transports. A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate. The rate may or may not escalate during the term of the contract, however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Term contracts typically only set agreement as to rates and do not have volume requirements. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current "market" rate. The Company uses a voyage accounting method of revenue recognition for its marine transportation revenues which allocates voyage revenue and expenses based on the percent of the voyage completed during the period. There is no difference in the recognition of revenue between a term contract and a spot contract.

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

     In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148") was issued. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     The following table summarizes pro forma net earnings and earnings per share for the years ended December 31, 2002, 2001 and 2000 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amounts):

                                                             2002      2001      2000
                                                            -------   -------   -------
Net earnings, as reported.................................  $27,446   $39,603   $34,113
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects..............................   (3,405)   (2,448)   (2,490)
                                                            -------   -------   -------
Pro forma net earnings....................................  $24,041   $37,155   $31,623
                                                            =======   =======   =======
Earnings per share:
  Basic -- as reported....................................  $  1.14   $  1.65   $  1.40
  Basic -- pro forma......................................  $  1.00   $  1.55   $  1.30
  Diluted -- as reported..................................  $  1.13   $  1.63   $  1.39
  Diluted -- pro forma....................................  $   .99   $  1.53   $  1.29

     The weighted average fair value of options granted during 2002, 2001 and 2000 was $15.30, $12.88 and $10.27, respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were as follows: no dividend yield for any year; average risk-free interest rate based on five- and 10-year Treasury bonds -- 2.6% for 2002, 4.2% for 2001 and 4.8% for 2000; stock price volatility -- 67% for 2002, 71% for 2001 and 70% for 2000; and estimated option term -- four or nine years.

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

     The Company files a consolidated federal income tax return with its domestic subsidiaries and its Bermudan subsidiary, Oceanic Insurance Limited.

     Accrued Insurance. Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (IBNR) based on past experience. Insurance premiums, IBNR losses and incurred claims losses, up to the Company's deductible, for 2002, 2001 and 2000 were $10,366,000, $14,109,000 and $12,198,000 respectively.

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

     Recoverability on marine transportation assets is assessed based on vessel classes, not on individual assets, because identifiable cash flows for individual marine transportation assets are not available. Projecting customer contract volumes allows estimation of future cash flows by projecting pricing and utilization by vessel class but it is not practical to project which individual marine transportation asset will be utilized for any given contract. Because customers do not specify which particular vessel is used, prices are quoted based on vessel classes not individual assets. Nominations of vessels for specific jobs is determined on a day by day basis and is a function of the equipment class required and the geographic position of vessels within that class at that particular time as vessels within a class are interchangeable and provide the same service. Barge vessel classes are based on similar capacities, hull type, and type of product and towboats are based on horsepower. Recoverability of the vessel classes is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. An impairment charge incurred by the Company in the fourth quarter of 2002 is described in
Note 3, Asset Impairments.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144, issued in August 2001, addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale, as well as to resolve implementation issues related to SFAS No. 121, while retaining many of the fundamental provisions of SFAS No. 121. The adoption of SFAS No. 144 had no effect on the Company's financial position or results of

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

operations. The impairment charges taken in 2002 were a result of certain business events, not the adoption of SFAS No. 144.

 Accounting Standards

     In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 requires the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. SFAS No. 143 is effective for the Company at the beginning of fiscal 2003. The Company will adopt SFAS No. 143 effective January 1, 2003 and expects there will be no effect on the Company's financial position or results of operations.

     In April 2002, Statement of Financial Accounting Standards No. 145 "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections" ("SFAS No. 145") was issued. SFAS No. 145 provides guidance for accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and income statement classification of gains and losses on extinguishment of debt. The Company adopted SFAS No. 145 effective January 1, 2003 with no effect on the Company's financial position or results of operations.

     In July 2002, Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than accruing costs at the date of management's commitment to an exit or disposal plan. The Company adopted SFAS No. 146 for all exit or disposal activities initiated after December 31, 2002.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest in variable interest entities created after January 31, 2003, and to variable interests in variable entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial position or results of operations.

(2)  ACQUISITIONS

     In March 2002, the Company purchased the Cargo Carriers fleet of 21 inland tank barges for $2,800,000 in cash from the Cargill Corporation, and resold six of the tank barges for $530,000 in April 2002. Financing for the equipment acquisition was through the Company's revolving credit facility.

     On October 31, 2002, the Company completed the acquisition of seven inland tank barges and 13 inland towboats from Coastal for $17,053,000 in cash. In addition, the Company and Coastal entered into a barge management agreement whereby the Company will serve as manager of the two companies' combined black oil fleet for a period of seven years. The combined black oil fleet consists of 54 barges owned by Coastal and the Company's 66 black oil barges. Coastal is engaged in the inland tank barge transportation of black oil products along the Gulf Intracoastal Waterway and the Mississippi River and its tributaries. In a related transaction, on September 25, 2002, the Company purchased from Coastal three black oil tank barges for

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(2)  ACQUISITIONS -- (CONTINUED)

$1,800,000 in cash. Financing for the equipment acquisitions was through the Company's revolving credit facility.

     On December 15, 2002, the Company completed the acquisition of 94 inland tank barges from Union Carbide Finance Corporation ("Union Carbide") for $23,000,000. The Company had operated the tank barges since February 2001 under a long-term lease agreement between the Company and Union Carbide. The Dow Chemical Company ("Dow") acquired the inland tank barges as part of the February 2001 merger between Union Carbide Corporation and Dow. The Company has a long-term contract with Dow to provide for Dow's bulk liquid inland marine transportation requirements throughout the United States inland waterway system. With the merger between Union Carbide and Dow, the Company's long-term contract with Dow was amended to provide for Union Carbide's liquid inland marine transportation requirements. Financing for the equipment acquisition was through the Company's revolving credit facility.

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

(3)  ASSET IMPAIRMENTS

     During the fourth quarter of 2002, the Company recorded $18,933,000 of non-cash pre-tax impairment charges. The after-tax effect of the charges was $12,498,000 or $.51 per share. Of the total pre-tax charges, $17,241,000 was due to reduced estimated cash flows resulting from reduced lives on the Company's single hull fleet and its commitment to sell certain vessels during 2003. The reduced estimated useful lives on 114 single hull tank barges is due to market bias against single hull tank barges and the assessment of the impact of new regulations issued in September 2002 by the U.S. Coast Guard that require the installation of tank level monitoring devices on all single hull tank barges by October 2007. The Company plans to retire all of its single hull tank barges by October 17, 2007. The Company has committed to sell 21 inactive or out-of-service double hull tank barges and five inactive towboats during 2003 and has reduced the carrying value of these vessels by $5,682,000 to a fair value of $2,621,000. The charges also included a $1,221,000 write-down of an investment in a non-consolidated affiliate to its estimated fair value and a $471,000 write-down of surplus diesel shop equipment.

(4)  DERIVATIVE INSTRUMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative's gain and losses to offset related results on the hedged item in the statement of earnings. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4)  DERIVATIVE INSTRUMENTS -- (CONTINUED)

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

     In February and April 2001 the Company hedged a portion of its exposure to fluctuations in short-term interest rates by entering into interest rate swap agreements. Five-year swap agreements with notional amounts totaling $100 million were executed in February 2001 and three-year swap agreements with notional amounts totaling $50 million were executed in April 2001. Under the swap agreements, the Company will pay a fixed rate of 4.96% on a notional amount of $50 million for three years, an average fixed rate of 5.64% on a notional amount of $100 million for five years, and will receive floating rate interest payments based on London Interbank Offered Rate ("LIBOR") for United States dollar deposits. Under SFAS No. 133, the interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. No gain or loss on ineffectiveness was required to be recognized in 2002 or 2001. The fair value of the interest rate swap agreements was recorded as an other long-term liability of $12,404,000 and $5,176,000 at December 31, 2002 and 2001,
respectively. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $5,476,000 and $2,210,000 for the years ended December 31, 2002 and 2001, respectively. The Company anticipates $3,922,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next twelve months based on current interest rates. Fair value amounts were determined as of December 31, 2002 and 2001 based on quoted market values of the Company's portfolio of derivative instruments.

(5)  LONG-TERM DEBT

     Long-term debt at December 31, 2002 and 2001 consisted of the following (in thousands):

                                                                2002       2001
                                                              --------   --------
Long-term debt, including current portion:
  $150,000,000 revolving credit facility due October 9,
     2004...................................................  $ 88,000   $ 13,000
  Term loan credit facility, maturing in varying amounts
     through October 9, 2004................................   171,500    184,000
  $10,000,000 credit line due November 4, 2003..............     5,900      1,800
  Medium term notes due January 29, 2002....................        --     50,000
  Other long-term debt......................................       601        937
                                                              --------   --------
                                                              $266,001   $249,737
                                                              ========   ========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5)  LONG-TERM DEBT -- (CONTINUED)

     The aggregate payments due on the long-term debt in each of the next five years, after consideration of the long-term debt financing subsequent to year end as discussed in Note 15, Subsequent Events, were as follows (in thousands):

2003........................................................   $ 56,236
2004........................................................        225
2005........................................................          4
2006........................................................          4
2007........................................................          4
Thereafter..................................................    209,528
                                                               --------
                                                               $266,001
                                                               ========

     The Company has a $150,000,000 unsecured revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks, with a maturity date of October 9, 2004. The syndicate of banks includes JPMorgan Chase as administrative agent, Bank of America as syndication agent, and First Union National Bank, Fleet National Bank and Wells Fargo Bank (Texas), N.A. as documentation agents. Borrowing options under the amended Revolving Credit Facility allow the Company to borrow at an interest rate equal to either the LIBOR plus a margin ranging from .75% to 1.50%, depending on the Company's senior debt rating; or an adjusted Certificate of Deposit ("CD") rate plus a margin ranging from .875% to 1.625%, also depending on the Company's senior debt rating; or the greater of prime rate, Federal Funds rate plus .50%, or the secondary market rate for three-month CD rate plus 1%. A commitment fee is charged on the unused portion of the Revolving Credit Facility at rates ranging from .20% to .40%, depending on the Company's senior debt rating, multiplied by the average unused portion of the Revolving Credit Facility, and is paid quarterly. A utilization fee equal to .125% to .25%, also depending on the Company's senior debt rating, of the average outstanding borrowings during periods in which the total borrowings exceed 33% of the total $150,000,000 commitment, is also paid quarterly. At December 31, 2002, the applicable interest rate spread over LIBOR was .875% and the commitment fee and utilization fee were .25% and .125%, respectively. The Revolving Credit Facility includes certain financial covenants, including a minimum net worth requirement, as defined, of $225,000,000. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company's common stock, or for business acquisitions. The Company was in compliance with all Revolving Credit Facility covenants as of December 31, 2002. As of December 31, 2002, $88,000,000 was outstanding under the Revolving Credit Facility and the average interest rate was 2.7%. The average borrowing under the Revolving Credit Facility during the 2002 year was $53,417,000, computed by using the daily balance, and the weighted average interest rate was 3.0%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing. The Revolving Credit Facility includes a $10,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility totaled $741,000 as of December 31, 2002.

     The Company has an unsecured term loan credit facility (the "Term Loan"), dated October 12, 1999, with Bank of America as syndication agent, JPMorgan Chase as administrative agent and Bank One, Texas, N.A. as documentation agent. Interest rate options under the Term Loan include interest rates equal to either LIBOR plus a margin ranging from .75% to 1.50%, depending on the Company's senior debt rating; or an adjusted CD rate plus a margin ranging from .875% to 1.625%, also depending on the Company's senior debt rating; or the greater of prime rate, Federal Funds rate plus .50% or the secondary market rate for three-month

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5)  LONG-TERM DEBT -- (CONTINUED)

CD rate plus 1%. A utilization fee equal to .125% to .25%, depending on the Company's senior debt rating, of the average outstanding borrowings during periods in which the total borrowings exceed 33% of the original $200,000,000 commitment, is paid quarterly. At December 31, 2002, the applicable interest rate spread over LIBOR was .875% and the utilization fee was .125%. The financial covenants of the Term Loan conform to existing financial covenants of the Revolving Credit Facility. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. The Company was in compliance with all Term Loan covenants as of December 31, 2002. At December 31, 2002, the amount borrowed under the Term Loan totaled $171,500,000 and the average interest rate was 2.4%. The average borrowing under the Term Loan during the 2002 year was $181,177,000, computed by using the daily balance, and the weighted average interest rate was 2.9%, computed by dividing the interest expense under the Term Loan by the average Term Loan borrowing. The Term Loan has quarterly principal payments of $12,500,000, plus interest, which began on October 9, 2002, with the remaining principal due on October 9, 2004, the maturity date of the Term Loan. The principal payments of $50,000,000 due in the next twelve months were classified as long-term debt at December 31, 2002, as the Company has the ability and intent through the Revolving Credit Facility to refinance the payments on a long-term basis.

     The Company has on file a shelf registration on Form S-3 with the Securities and Exchange Commission providing for the issue of up to $250,000,000 of debt securities, including medium term notes at fixed or floating interest rates with maturities of nine months or longer. The $121,000,000 available balance, subject to mutual agreement to terms, as of December 31, 2002 may be used for future business and equipment acquisitions, working capital requirements and reductions of the Company's Revolving Credit Facility and Term Loan. Activities under the shelf registration have been as follows (dollars in thousands):

                                                         OUTSTANDING   INTEREST   AVAILABLE
                                                           BALANCE       RATE      BALANCE
                                                         -----------   --------   ---------
Medium Term Notes program..............................   $     --                $250,000
Issuance March 1995 (Maturity March 10, 1997)..........     34,000       7.77%     216,000
Issuance June 1995 (Maturity June 1, 2000).............     45,000       7.25%     171,000
                                                          --------
Outstanding December 31, 1995 and 1996.................     79,000                 171,000
Issuance January 1997 (Maturity January 29, 2002)......     50,000       7.05%     121,000
Payment March 1997.....................................    (34,000)                121,000
                                                          --------
Outstanding December 31, 1997, 1998 and 1999...........     95,000                 121,000
Payment June 2000......................................    (45,000)                121,000
                                                          --------
Outstanding December 31, 2000 and 2001.................     50,000                 121,000
Payment January 2002...................................    (50,000)                121,000
                                                          --------
Outstanding December 31, 2002..........................   $     --                 121,000
                                                          ========

     The Company has a $10,000,000 uncommitted and unsecured line of credit ("Credit Line") with Bank of America whereby Bank of America will provide short-term advances and the issuance of letters of credit on an uncommitted basis. On November 5, 2002, the Credit Line was amended to extend the maturity date to November 4, 2003. Borrowings under the Credit Line allow the Company to borrow at an interest rate equal to either LIBOR plus a margin of 1%; or the higher of prime rate or the Federal Funds rate plus .50%. As of December 31, 2002, $5,900,000 was borrowed under the Credit Line and the average interest rate was 4.3%. Outstanding letters of credit under the Credit Line totaled $560,000 as of December 31, 2002. Amounts

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5)  LONG-TERM DEBT -- (CONTINUED)

borrowed on the Credit Line were classified as long-term debt at December 31, 2002, as the Company has the ability and intent to refinance the Credit Line on a long-term basis through the Revolving Credit Facility.

     In September 2002, the Company entered into a $10,000,000 uncommitted and unsecured revolving credit note ("Credit Note") with BNP Paribas ("BNP") whereby BNP will consider short-term advances through the maturity date of May 31, 2003. The Credit Note allows the Company to borrow at an interest rate equal to BNP's current day cost of funds plus .35%. Also in September 2002, the Company entered into a $5,000,000 uncommitted letter of credit line with BNP whereby BNP will consider letters of credit for periods no longer than 15 months from issuance through the maturity date of May 31, 2003. The Company did not have any borrowings or letters of credit outstanding under the Credit Note or uncommitted letter of credit line as of December 31, 2002.

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

     The Company is of the opinion that the amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt at December 31, 2002 and 2001.

(6)  TAXES ON INCOME

     Earnings before taxes on income and details of the provision for taxes on income for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

                                                           2002      2001      2000
                                                          -------   -------   -------
Earnings before taxes on income -- United States........  $45,493   $67,126   $57,812
                                                          =======   =======   =======
Provision (credit) for taxes on income:
  Federal
     Current............................................  $18,948   $23,243   $22,022
     Deferred...........................................   (2,047)    3,094       294
  State and local.......................................    1,146     1,186     1,383
                                                          -------   -------   -------
                                                          $18,047   $27,523   $23,699
                                                          =======   =======   =======

     During the three years ended December 31, 2002, 2001 and 2000, tax benefits related to the exercise of stock options that were allocated directly to additional paid-in capital totaled $545,000, $505,000 and $470,000, respectively.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(6)  TAXES ON INCOME -- (CONTINUED)

     The Company's provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 2002, 2001 and 2000 due to the following:

                                                              2002   2001   2000
                                                              ----   ----   ----
United States income tax statutory rate.....................  35.0%  35.0%  35.0%
State and local taxes, net of federal benefit...............   1.6    1.2    1.6
Non-deductible goodwill amortization........................    --    3.1    3.5
Non-deductible equity goodwill impairment...................   1.0     --     --
Other non-deductible items..................................   2.1    1.7     .9
                                                              ----   ----   ----
                                                              39.7%  41.0%  41.0%
                                                              ====   ====   ====

     The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax assets and liabilities at December 31, 2002, 2001 and 2000 were as follows (in thousands):

                                                        2002       2001        2000
                                                      --------   ---------   --------
Current deferred tax assets:
  Compensated absences..............................  $  1,076   $   1,011   $    934
  Allowance for doubtful accounts...................       287         554        286
  Insurance accruals................................     2,166       1,548      1,974
  Merger charges....................................        --          --        407
  Other.............................................       223          --        120
                                                      --------   ---------   --------
                                                      $  3,752   $   3,113   $  3,721
                                                      ========   =========   ========
Non-current deferred tax assets and liabilities:
  Deferred tax assets:
     Postretirement health care benefits............  $  2,730   $   2,471   $  2,303
     Insurance accruals.............................     3,093       3,446      2,130
     Deferred compensation..........................     1,150         984      1,004
     Unrealized loss on derivative financial
       instruments..................................     4,341       1,812         --
     Other..........................................     2,782       3,167      3,459
                                                      --------   ---------   --------
                                                        14,096      11,880      8,896
                                                      --------   ---------   --------
  Deferred tax liabilities:
     Property.......................................   (86,969)    (93,708)   (92,166)
     Deferred state taxes...........................    (5,329)     (5,164)    (5,265)
     Pension benefits...............................    (7,369)     (2,209)      (357)
     Other..........................................      (197)       (341)      (246)
                                                      --------   ---------   --------
                                                       (99,864)   (101,422)   (98,034)
                                                      --------   ---------   --------
                                                      $(85,768)  $ (89,542)  $(89,138)
                                                      ========   =========   ========

     As of December 31, 2002, the Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7)  LEASES

     The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Lease agreements for tank barges have terms from two to twelve years expiring at various dates through 2008. Total rental expense for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

                                                           2002      2001      2000
                                                          -------   -------   -------
Rental expense:
  Marine equipment -- tank barges.......................  $12,610   $11,839   $ 5,289
  Marine equipment -- towboats *........................   34,196    35,379    31,969
  Other buildings and equipment.........................    3,439     3,245     2,361
Sublease rental.........................................       --        (6)      (20)
                                                          -------   -------   -------
     Net rental expense.................................  $50,245   $50,457   $39,599
                                                          =======   =======   =======

---------------

* All of the Company's towboat rental agreements provide the Company with the option to terminate the agreements with notice ranging from seven to 90 days.

     Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2002 were as follows (in thousands):

                                                                   LAND,
                                                               BUILDINGS AND
                                                                 EQUIPMENT
                                                               -------------
2003........................................................      $10,364
2004........................................................        9,142
2005........................................................        8,060
2006........................................................        4,798
2007........................................................        2,119
Thereafter..................................................          153
                                                                  -------
                                                                  $34,636
                                                                  =======

(8)  STOCK OPTION PLANS

     The Company has five employee stock option plans which were adopted in 1989, 1994, 1996, 2001 and 2002 for selected officers and other key employees. The 1989 Employee Plan provided for the issuance until July 1999 of incentive and nonincentive stock options to purchase up to 600,000 shares of common stock. The 1994 Employee Plan provides for the issuance of incentive and non-qualified stock options to purchase up to 1,000,000 shares of common stock. The 1996 Employee Plan provides for the issuance of incentive and non-qualified stock options to purchase up to 900,000 shares of common stock. The 2002 Employee Plan provides for the issuance of incentive and nonincentive stock options to purchase up to 1,000,000 shares of common stock. The 2001 Employee Plan provided for the issuance of incentive and nonincentive stock options to purchase up to 1,000,000 shares of common stock. With the approval of the 2002 Employee Plan by stockholders at the April 2002 Annual Meeting, the 2001 Employee Plan was terminated, except for stock options and restricted stock previously granted. Under the above plans, the exercise price for each option equals the fair market value per share of the Company's common stock on the date of grant. The terms of the options granted prior to February 10, 2000 are ten years and the options vest ratably over four years. Options granted after February 10, 2000 have terms of five years and vest ratably over three years. At December 31,

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(8)  STOCK OPTION PLANS -- (CONTINUED)

2002, 1,115,180 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

     The following is a summary of the stock option activity under the employee plans described above for the years ended December 31, 2002, 2001 and 2000:

                                                                OUTSTANDING      WEIGHTED
                                                              NON-QUALIFIED OR   AVERAGE
                                                                NONINCENTIVE     EXERCISE
                                                               STOCK OPTIONS      PRICE
                                                              ----------------   --------
Outstanding December 31, 1999...............................     1,684,725        $17.75
  Granted...................................................       389,000        $18.06
  Exercised.................................................      (113,575)       $ 9.39
  Canceled or expired.......................................        (4,000)       $18.13
                                                                 ---------
Outstanding December 31, 2000...............................     1,956,150        $18.30
  Granted...................................................       439,500        $21.53
  Exercised.................................................      (233,595)       $15.82
  Canceled or expired.......................................      (231,167)       $19.70
                                                                 ---------
Outstanding December 31, 2001...............................     1,930,888        $19.17
  Granted...................................................       377,178        $27.39
  Exercised.................................................      (157,482)       $17.39
  Canceled or expired.......................................       (15,003)       $23.68
                                                                 ---------
Outstanding December 31, 2002...............................     2,135,581        $20.64
                                                                 =========

     The following table summarizes information about the Company's outstanding and exercisable stock options under the employee plans at December 31, 2002:

                         OPTIONS OUTSTANDING
                 ------------------------------------
                                WEIGHTED                 OPTIONS EXERCISABLE
                                 AVERAGE                ----------------------
                                REMAINING    WEIGHTED                 WEIGHTED
                               CONTRACTUAL   AVERAGE                  AVERAGE
   RANGE OF        NUMBER        LIFE IN     EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES  OUTSTANDING      YEARS       PRICE     EXERCISABLE    PRICE
---------------  -----------   -----------   --------   -----------   --------
$12.94-$16.44       101,150       1.85        $15.04      101,150      $15.04
$17.28-$19.01       576,875       3.10        $18.14      414,062      $18.15
$19.50-$21.53     1,104,342       3.58        $20.30      163,313      $21.36
$27.13-$28.18       353,214       4.10        $27.40           --      $   --
                  ---------                               -------
$12.94-$28.18     2,135,581       3.45        $20.64      678,525      $18.46
                  =========                               =======

     For the years ended December 31, 2002, 2001 and 2000, the number of options exercisable were 678,525, 503,280 and 582,650, respectively, and the weighted average exercise prices of those options were $18.46, $17.37 and $16.68, respectively.

     The Company has three director stock option plans for nonemployee directors of the Company. The 1989 Director Plan, under which no additional options can be granted, provided for the issuance until July 1999 of nonincentive options to directors of the Company to purchase up to 150,000 shares of common stock. The 1994 Director Plan, which was superseded by the 2000 Director Plan adopted in September 2000, provided for

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(8)  STOCK OPTION PLANS -- (CONTINUED)

the issuance of non-qualified options to directors of the Company, including advisory directors, to purchase up to 100,000 shares of common stock. The 2000 Director Plan provides for the issuance of nonincentive options to directors of the Company to purchase up to 300,000 shares of common stock. The 2000 Director Plan provides for the automatic grants of stock options to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan provides for the issuance of stock options in lieu of cash for all or part of the annual director fee. The exercise price for all options granted under the 2000 Director Plan is equal to the fair market value per share of the Company's common stock on the date of grant. The terms of the options under the 2000 Director Plan are 10 years. The options granted when first elected as a director vest immediately. The options granted after each annual meeting of stockholders vest six months after the date of grant. Options granted in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31, 2002, 213,607 shares were available for future grants under the 2000 Director Plan. The director stock option plans are intended as an incentive to attract and retain qualified and competent independent directors.

     The following is a summary of the stock option activity under the director plans described above for the years ended December 31, 2002, 2001 and 2000:

                                                                OUTSTANDING      WEIGHTED
                                                              NON-QUALIFIED OR   AVERAGE
                                                                NONINCENTIVE     EXERCISE
                                                               STOCK OPTIONS      PRICE
                                                              ----------------   --------
Outstanding December 31, 1999...............................       91,000         $19.48
  Granted...................................................       25,984         $19.70
  Exercised.................................................      (19,500)        $17.79
  Canceled or expired.......................................      (11,000)        $20.84
                                                                  -------
Outstanding December 31, 2000...............................       86,484         $19.75
  Granted...................................................       40,467         $20.83
  Exercised.................................................      (16,500)        $17.86
  Canceled or expired.......................................      (10,500)        $23.05
                                                                  -------
Outstanding December 31, 2001...............................       99,951         $20.15
  Granted...................................................       32,442         $31.48
  Exercised.................................................           --         $   --
                                                                  -------
Outstanding December 31, 2002...............................      132,393         $22.93
                                                                  =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(8)  STOCK OPTION PLANS -- (CONTINUED)

     The following table summarizes information about the Company's outstanding and exercisable stock options under the director plans at December 31, 2002:

                         OPTIONS OUTSTANDING
                 ------------------------------------
                                WEIGHTED                 OPTIONS EXERCISABLE
                                 AVERAGE                ----------------------
                                REMAINING    WEIGHTED                 WEIGHTED
                               CONTRACTUAL   AVERAGE                  AVERAGE
   RANGE OF        NUMBER        LIFE IN     EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES  OUTSTANDING      YEARS       PRICE     EXERCISABLE    PRICE
---------------  -----------   -----------   --------   -----------   --------
$16.63-$19.88       41,484         5.42       $18.39       41,484      $18.39
$20.13-$25.50       58,467         7.16       $21.40       58,467      $21.40
$31.48              32,442         9.30       $31.48       29,580      $31.48
                   -------                                -------
$16.63-$31.48      132,393         7.13       $22.93      129,531      $22.74
                   =======                                =======

     For the years ended December 31, 2002, 2001 and 2000, the number of options exercisable were 129,531, 95,600 and 83,382, respectively, and the weighted average exercise prices of those options were $22.74, $20.13 and $19.79, respectively.

     The Company also has a 1993 nonqualified stock option for 25,000 shares granted to Robert G. Stone, Jr., at an exercise price of $18.63, which is currently exercisable. The grant served as an incentive to retain the optionee as a member of the Board of Directors of the Company.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9)  RETIREMENT PLANS -- (CONTINUED)

     The following table presents the funded status and amounts recognized in the Company's consolidated balance sheet for the Company's defined benefit plans and postretirement benefit plans (dollars in thousands):

                                                                         POSTRETIREMENT
                                                                      BENEFITS OTHER THAN
                                                  PENSION BENEFITS          PENSIONS
                                                  -----------------   --------------------
                                                   2002      2001       2002        2001
                                                  -------   -------   ---------   --------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year.......  $49,819   $41,092   $  8,913    $ 6,968
  Service cost..................................    2,543     1,915        649        520
  Interest cost.................................    3,930     3,383        725        650
  Actuarial loss................................    7,157     5,137      2,560      1,479
  Benefits paid.................................   (1,868)   (1,708)      (670)      (704)
                                                  -------   -------   --------    -------
  Benefit obligation at end of year.............   61,581    49,819     12,177      8,913
                                                  -------   -------   --------    -------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of
     year.......................................   46,748    44,333         --         --
  Actual return on plan assets..................   (5,479)   (2,377)        --         --
  Employer contribution.........................   17,500     6,500        670        704
  Benefits paid.................................   (1,868)   (1,708)      (670)      (704)
                                                  -------   -------   --------    -------
  Fair value of plan assets at end of year......   56,901    46,748         --         --
                                                  -------   -------   --------    -------
  Funded status.................................   (4,680)   (3,071)   (12,177)    (8,913)
  Unrecognized net actuarial loss...............   25,273     9,002      2,776        222
  Unrecognized prior service cost...............     (756)     (845)       373        404
  Unrecognized net transition obligation........       --         7         --         --
  Other.........................................       --        --         56         60
                                                  -------   -------   --------    -------
  Net amount recognized at end of year..........  $19,837   $ 5,093   $ (8,972)   $(8,227)
                                                  =======   =======   ========    =======
ACCUMULATED BENEFIT OBLIGATION AT END OF YEAR...  $56,180   $46,200   $  1,549    $ 1,460
                                                  =======   =======   ========    =======
WEIGHTED AVERAGE ASSUMPTIONS
  Discount rate.................................     6.75%     7.25%      6.75%      7.25%
  Expected return on plan assets................     9.25%     9.25%        --         --
  Average rate of compensation increase.........     4.00%     4.00%        --         --

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9)  RETIREMENT PLANS -- (CONTINUED)

     The components of net periodic benefit cost were as follows (in thousands):

                                                                     POSTRETIREMENT BENEFITS OTHER
                                            PENSION BENEFITS                 THAN PENSIONS
                                       ---------------------------   ------------------------------
                                        2002      2001      2000       2002       2001       2000
                                       -------   -------   -------   --------   --------   --------
Service cost.........................  $ 2,543   $ 1,915   $ 1,751    $  649     $  520     $  513
Interest cost........................    3,930     3,383     3,021       725        650        535
Expected return on assets............   (4,236)   (4,016)   (4,130)       --         --         --
Amortization of transition
  obligation.........................        7        17        17        --         --         --
Amortization of prior service cost...      (89)      (89)      (89)       32         31         32
Amortization of actuarial (gain)
  loss...............................      601        --      (146)        5          3        (49)
Less partnerships' allocation........     (103)      (70)      (52)       --         --         22
                                       -------   -------   -------    ------     ------     ------
Net periodic benefit cost............  $ 2,653   $ 1,140   $   372    $1,411     $1,204     $1,053
                                       =======   =======   =======    ======     ======     ======

     The Company's unfunded defined benefit health care plan, which provides limited postretirement medical benefits, limits cost increases in the Company's contribution to 4% per year. For measurement purposes, the assumed health care cost trend rate was 10.3% for 2002, declining gradually to 5% by 2006 and remaining at that level thereafter. Accordingly, a 1% increase in the health care cost trend rate assumption would have an immaterial effect on the amounts reported.

     In addition to the defined benefit plan and postretirement medical benefit plan, the Company sponsors defined contribution plans for all shore-based employees and certain vessel personnel. Maximum contributions to these plans equal the lesser of 15% of the aggregate compensation paid to all participating employees or up to 20% of each subsidiary's earnings before federal income tax after certain adjustments for each fiscal year. The aggregate contributions to the plans were $6,951,000, $6,562,000 and $6,201,000 in 2002, 2001 and 2000,
respectively.

(10)  EARNINGS PER SHARE OF COMMON STOCK

     The following table presents the components of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share amounts):

                                                           2002      2001      2000
                                                          -------   -------   -------
Net earnings............................................  $27,446   $39,603   $34,113
                                                          =======   =======   =======
Shares outstanding:
  Weighted average common stock outstanding.............   24,061    24,027    24,401
Effect of dilutive securities:
  Employee and director common stock options............      333       243       165
                                                          -------   -------   -------
                                                           24,394    24,270    24,566
                                                          =======   =======   =======
Basic earnings per share of common stock................  $  1.14   $  1.65   $  1.40
                                                          =======   =======   =======
Diluted earnings per share of common stock..............  $  1.13   $  1.63   $  1.39
                                                          =======   =======   =======

     Certain outstanding options to purchase approximately 392,000 and 1,103,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2002 and 2000,

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(10)  EARNINGS PER SHARE OF COMMON STOCK -- (CONTINUED)

respectively, as such stock options would have been antidilutive. No shares were excluded in the computation of diluted earnings per share as of December 31, 2001.

(11)  QUARTERLY RESULTS (UNAUDITED)

     The unaudited quarterly results for the year ended December 31, 2002 were as follows (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           2002        2002         2002            2002
                                         ---------   --------   -------------   ------------
Revenues...............................  $131,437    $129,478     $134,607        $139,881
Costs and expenses.....................   114,541     111,940      111,853         119,310
Impairment of long-lived assets........        --          --           --          17,712
Gain on disposition of assets..........       141          27          425              31
                                         --------    --------     --------        --------
  Operating income.....................    17,037      17,565       23,179           2,890
Equity in earnings of marine
  affiliates...........................       803         137          (68)           (172)
Impairment of equity investment........        --          --           --          (1,221)
Other expense..........................       (27)        (52)         (22)            (54)
Minority interests.....................      (100)       (162)        (425)           (275)
Interest expense.......................    (3,507)     (3,366)      (3,378)         (3,289)
                                         --------    --------     --------        --------
  Earnings (loss) before taxes on
     income............................    14,206      14,122       19,286          (2,121)
Provision for taxes on income..........    (5,398)     (5,366)      (7,329)             46
                                         --------    --------     --------        --------
  Net earnings (loss)..................  $  8,808    $  8,756     $ 11,957        $ (2,075)
                                         ========    ========     ========        ========
Net earnings (loss) per share of common
  stock:
  Basic................................  $    .37    $    .36     $    .50        $   (.09)
                                         ========    ========     ========        ========
  Diluted..............................  $    .36    $    .36     $    .49        $   (.09)
                                         ========    ========     ========        ========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(11)  QUARTERLY RESULTS (UNAUDITED) -- (CONTINUED)

     The unaudited quarterly results for the year ended December 31, 2001 were as follows (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           2001        2001         2001            2001
                                         ---------   --------   -------------   ------------
Revenues...............................  $133,128    $147,622     $141,797        $144,337
Costs and expenses.....................   116,790     125,877      118,380         121,740
Gain on disposition of assets..........        13         102          153              95
                                         --------    --------     --------        --------
  Operating income.....................    16,351      21,847       23,570          22,692
Equity in earnings of marine
  affiliates...........................       716       1,099          487             648
Other expense..........................      (325)        (30)         (76)           (109)
Minority interests.....................      (148)       (162)        (311)            (85)
Interest expense.......................    (5,144)     (4,510)      (4,365)         (5,019)
                                         --------    --------     --------        --------
  Earnings before taxes on income......    11,450      18,244       19,305          18,127
Provision for taxes on income..........    (4,695)     (7,480)      (7,916)         (7,432)
                                         --------    --------     --------        --------
  Net earnings.........................  $  6,755    $ 10,764     $ 11,389        $ 10,695
                                         ========    ========     ========        ========
Net earnings per share of common stock:
  Basic................................  $    .28    $    .45     $    .47        $    .45
                                         ========    ========     ========        ========
  Diluted..............................  $    .28    $    .44     $    .47        $    .44
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

     Certain Significant Risks and Uncertainties. The Company's marine transportation segment is engaged in the inland marine transportation of petrochemical feedstocks, industrial chemicals, agricultural chemicals, refined petroleum products, pressurized products and black oil products by tank barge along the Mississippi River System, Gulf Intracoastal Waterway and Houston Ship Channel. In addition, the segment, through a partnership in which the Company owns a 35% interest, is engaged in the offshore marine transportation of dry-bulk cargo by barge. Such products are transported between United States ports, with an emphasis on the

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(12)  CONTINGENCIES AND COMMITMENTS -- (CONTINUED)

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

     The customer base includes the major industrial petrochemical and chemical manufacturers, agricultural chemical manufacturers and refining companies in the United States. Approximately 70% of the movements of such products are under long-term contracts, ranging from one year to five years, with renewal options. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 30 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. The Dow Chemical Company accounted for 13% of the Company's revenues in 2002, 12% in 2001 and 10% in 2000.

     Major customers of the diesel engine services segment include the inland and offshore barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities, the United States Coast Guard and Navy, shortline railroads, industrial owners of locomotives, certain transit and Class II railroads, and power generation, nuclear and industrial companies. The segment operates as an authorized distributor in 17 eastern states and the Caribbean, and as non- exclusive authorized service centers for Electro-Motive Division of General Motors ("EMD") throughout the rest of the United States for marine power generation and industrial applications. The railroad portion of the segment serves as the exclusive distributorship of EMD aftermarket parts sales and services to the shortline and industrial railroad market. The Company also serves as the exclusive distributor of EMD parts to the nuclear industry. The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. The diesel engine services segment's relationship with EMD has been maintained for 37 years. No single customer of the diesel engine services segment accounted for more than 10% of the Company's revenues in 2002, 2001 and 2000.

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 197 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and initial measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial position or results of operations. The disclosure requirements are effective for the Company's financial statements for interim and annual periods ending after December 15, 2002.

     The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $6,468,000 at December 31, 2002, including $1,552,000 in letters of credit and $4,916,000 in performance bonds at December 31, 2002, of which $4,679,000 of these financial instruments relates to contingent legal obligations which are covered by the Company's liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

(13)  SEGMENT DATA

     The Company's operations are classified into two reportable business segments as follows:

     Marine Transportation -- Marine transportation by United States flag vessels on the United States inland waterway system. The principal products transported on the United States inland waterway system include petrochemicals, agricultural chemicals, refined petroleum products, pressurized products and black oil products.

     Diesel Engine Services -- Overhaul and repair of large medium-speed diesel engines, reduction gear repair, and sale of related parts and accessories for customers in the marine, power generation and industrial, and railroad industries.

     The Company's two reportable business segments are managed separately based on fundamental differences in their operations. The Company's accounting policies for the business segments are the same as

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(13)  SEGMENT DATA -- (CONTINUED)

those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, minority interests, accounting changes, and nonrecurring items. Intersegment sales for 2002, 2001 and 2000 were not significant.

     The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                         2002       2001       2000
                                                       --------   --------   --------
Revenues:
  Marine transportation..............................  $450,280   $481,283   $443,203
  Diesel engine services.............................    85,123     85,601     69,441
                                                       --------   --------   --------
                                                       $535,403   $566,884   $512,644
                                                       ========   ========   ========
Segment profit (loss):
  Marine transportation..............................  $ 74,595   $ 83,074   $ 78,100
  Diesel engine services.............................     8,841      8,111      6,955
  Other..............................................   (37,943)   (24,059)   (27,243)
                                                       --------   --------   --------
                                                       $ 45,493   $ 67,126   $ 57,812
                                                       ========   ========   ========
Total assets:
  Marine transportation..............................  $726,353   $681,976   $673,999
  Diesel engine services.............................    45,531     48,288     45,344
  Other..............................................    19,874     22,171     27,198
                                                       --------   --------   --------
                                                       $791,758   $752,435   $746,541
                                                       ========   ========   ========
Depreciation and amortization:
  Marine transportation..............................  $ 42,332   $ 46,287   $ 45,321
  Diesel engine services.............................       940      1,374        691
  Other..............................................     2,235      2,583      2,192
                                                       --------   --------   --------
                                                       $ 45,507   $ 50,244   $ 48,204
                                                       ========   ========   ========
Capital expenditures:
  Marine transportation..............................  $ 44,141   $ 56,008   $ 43,205
  Diesel engine services.............................     2,040      1,755        351
  Other..............................................     1,528      1,396      4,127
                                                       --------   --------   --------
                                                       $ 47,709   $ 59,159   $ 47,683
                                                       ========   ========   ========

     The following table presents the details of "Other" segment profit (loss) for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                         2002       2001       2000
                                                       --------   --------   --------
General corporate expenses...........................  $ (5,677)  $ (7,088)  $ (7,053)
Interest expense.....................................   (13,540)   (19,038)   (23,917)

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(13)  SEGMENT DATA -- (CONTINUED)


                                                         2002       2001       2000
                                                       --------   --------   --------
Equity in earnings of affiliates.....................       700      2,950      3,394
Impairment of equity investment......................    (1,221)        --         --
Gain on disposition of assets........................       624        363      1,161
Minority interests...................................      (962)      (706)      (966)
Impairment of long-lived assets......................   (17,712)        --         --
Merger related charges...............................        --         --       (199)
Other income (expense)...............................      (155)      (540)       337
                                                       --------   --------   --------
                                                       $(37,943)  $(24,059)  $(27,243)
                                                       ========   ========   ========

     The following table presents the details of "Other" total assets as of December 31, 2002, 2001 and 2000 (in thousands):

                                                           2002      2001      2000
                                                          -------   -------   -------
General corporate assets................................  $ 9,636   $11,512   $17,194
Investments in affiliates...............................   10,238    10,659    10,004
                                                          -------   -------   -------
                                                          $19,874   $22,171   $27,198
                                                          =======   =======   =======

     The $17,712,000 charges for impairment of long-lived assets, consisted of $17,241,000 related to assets in the marine transportation segment and $471,000 related to assets in the diesel engine services segment.

(14)  RELATED PARTY TRANSACTIONS

     During 2002, the Company and its subsidiaries paid Knollwood, L.L.C. ("Knollwood"), a company owned by C. Berdon Lawrence, the Chairman of the Board of the Company, $197,000 for air transportation services provided by Knollwood. Such services were in the ordinary course of business of the Company.

     The Company is a 25% member of The Hollywood Camp, L.L.C. ("Hollywood Camp"), a company that owns and operates a hunting facility used by the Company and two other members primarily for customer entertainment. Knollwood is a 25% member and acts as manager of the facility. The other 50% member is not affiliated with the Company or Knollwood. During 2002, the Company was billed $683,000 by the hunting facility for its share of the facility expenses.

     Walter E. Johnson, a director of the Company, is a 25% limited partner in a limited partnership that owns one barge operated by a subsidiary of the Company, which owns the other 75% interest in the partnership. The partnership was entered into on October 1, 1974. In 2002, Mr. Johnson received $82,000 in proportionate distributions from the partnership, made in the ordinary course of business.

     Southwest Bank of Texas has a 5% participation in the Company's Term Loan. As of December 31, 2002, the outstanding balance of the Term Loan was $171,500,000, of which Southwest Bank of Texas' participation was $8,575,000. Mr. Johnson is Chairman of the Board of Southwest Bank of Texas. Southwest Bank of Texas is one of 14 lenders under the Term Loan, which was consummated in the ordinary course of business of the Company, and before Mr. Johnson's appointment to the Company's board of directors.

(15)  SUBSEQUENT EVENTS

     On January 15, 2003, the Company purchased from SeaRiver Maritime, Inc. ("SeaRiver"), the U.S. transportation affiliate of Exxon Mobil Corporation, 45 double hull inland tank barges and seven inland

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

(15)  SUBSEQUENT EVENTS -- (CONTINUED)

towboats for $32,113,000 in cash, and assumed from SeaRiver the leases of 16 double hull inland tank barges. On February 28, 2003, the Company purchased three double hull inland tank barges leased by SeaRiver from Banc of America Leasing & Capital LLC for $3,453,000 in cash. The Company entered into a contract to provide inland marine transportation services to SeaRiver, transporting petrochemicals, refined petroleum products and black oil products throughout the Gulf Intracoastal Waterway and the Mississippi River System. Financing of the equipment acquisitions was through the Company's revolving credit facility.

     On February 28, 2003, the Company issued $250,000,000 of floating rate senior notes ("Senior Notes") due February 28, 2013. The unsecured notes pay interest quarterly at an interest rate equal to LIBOR plus a margin of 1.2% and are not callable for the first year. Thereafter, the Senior Notes may be prepaid without penalty. The proceeds were used to repay $121,500,000 of the Term Loan due October 9, 2004 and $128,500,000 of the Revolving Credit Facility due October 9, 2004. The terms of the Senior Notes include certain covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Additionally, the Company must comply with certain financial covenants based on the results of its operations.

     In connection with the issuing of the Senior Notes, the Company hedged a further portion of its exposure to fluctuations in short-term interest rates by entering into a one-year interest rate swap agreement on February 28, 2003 with a notional amount of $100,000,000. Under the agreement, the Company will pay a fixed rate of 1.39% for one year and will receive floating rate interest payments based on LIBOR for United States dollar deposits. The interest rate swap was designated as a cash flow hedge. Existing swap agreements totaling $150,000,000 which had been used as cash flow hedges for floating rate bank debt were re-designated as cash flow hedges for the Senior Notes. As of February 28, 2003, the Company had a total notional amount of $250,000,000 of interest rate swaps with terms ranging from one to three years designated as cash flow hedges for its Senior Notes. The Senior Notes' effective average rate on that date, including the effect of interest rate swaps, was 5.0%.

     On February 27, 2003, the available limit of the Credit Note was reduced from $10,000,000 to $5,000,000 by mutual agreement between BNP and the Company. The $5,000,000 uncommitted letter of credit line was also cancelled.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. Financial Statements

     Included in Part III of this report:

     Report of KPMG LLP, Independent Accountants, on the financial statements of Kirby Corporation and Consolidated Subsidiaries for the years ended December 31, 2002, 2001 and 2000.

     Consolidated Balance Sheets, December 31, 2002 and 2001.

     Consolidated Statements of Earnings, for the years ended December 31, 2002, 2001 and 2000.

     Consolidated Statements of Stockholders' Equity, for the years ended December 31, 2002, 2001 and 2000.

     Consolidated Statements of Cash Flows, for the years ended December 31, 2002, 2001 and 2000.

     Notes to Consolidated Financial Statements, for the years ended December 31, 2002, 2001 and 2000.

     2. Financial Statement Schedules

     All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     3. Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended December 31, 2002.

     4. Exhibits

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
  3.1     --   Restated Articles of Incorporation of Kirby Exploration
               Company, Inc. (the "Company"), as amended (incorporated by reference to Exhibit 3.1 of the Registrant's 1989
               Registration Statement on Form S-3 (Reg. No. 33-30832)).
  3.2     --   Certificate of Amendment of Restated Articles of
               Incorporation of the Company filed with the Secretary of
               State of Nevada April 30, 1990 (incorporated by reference to
               Exhibit 3.2 of the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1990).
  3.3     --   Bylaws of the Company, as amended (incorporated by reference to Exhibit 2 of the Registrant's July 20, 2000 Registration
               Statement on Form 8A (Reg. No. 01-07615)).
  4.1     --   Indenture, dated as of December 2, 1994, between the Company and Texas Commerce Bank National Association, Trustee,
               (incorporated by reference to Exhibit 4.3 of the
               Registrant's 1994 Registration Statement on Form S-3 (Reg.
               No. 33-56195)).
  4.2     --   Rights Agreement, dated as of July 18, 2000, between Kirby
               Corporation and Fleet National Bank, a national bank
               association, which includes the Form of Resolutions
               Establishing Designations, Preference and Rights of Series A
               Junior Participating Preferred Stock of Kirby Corporation,
               the form of Rights Certificate and the Summary of Rights
               (incorporated by reference to Exhibit 4.1 of the
               Registrant's Current Report on Form 8-K dated July 18,
               2000).
  4.3*    --   Master Note Purchase Agreement dated as of February 15, 2003 among the Company and the Purchasers named therein.
 10.1     --   Indemnification Agreement, dated April 29, 1986, between the
               Company and each of its Directors and certain key employees
               (incorporated by reference to Exhibit 10.11 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1986).
 10.2+    --   1989 Employee Stock Option Plan for the Company, as amended
               (incorporated by reference to Exhibit 10.11 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1989).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 10.3+    --   1989 Director Stock Option Plan for the Company, as amended
               (incorporated by reference to Exhibit 10.12 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1989).
 10.4+    --   Deferred Compensation Agreement dated August 12, 1985
               between Dixie Carriers, Inc., and J. H. Pyne (incorporated by reference to Exhibit 10.19 of the Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1992).
 10.5+    --   1994 Employee Stock Option Plan for Kirby Corporation
               (incorporated by reference to Exhibit 10.21 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1993).
 10.6+    --   1994 Nonemployee Director Stock Option Plan for Kirby
               Corporation (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1993).
 10.7+    --   1993 Stock Option Plan of Kirby Corporation for Robert G.
               Stone, Jr. (incorporated by reference to Exhibit 10.23 of
               the Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1993).
 10.8+    --   Amendment to 1989 Director Stock Option Plan for Kirby
               Exploration Company, Inc. (incorporated by reference to
               Exhibit 10.24 of the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1993).
 10.9     --   Distribution Agreement, dated December 2, 1994, by and among
               Kirby Corporation and Merrill Lynch, Pierce, Fenner & Smith
               Incorporated, Salomon Brothers Inc, and Wertheim Schroder &
               Co. Incorporated (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K dated
               December 9, 1994).
 10.10+   --   1996 Employee Stock Option Plan for Kirby Corporation
               (incorporated by reference to Exhibit 10.24 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1996).
 10.11+   --   Amendment No. 1 to the 1994 Employee Stock Option Plan for
               Kirby Corporation (incorporated by reference to Exhibit
               10.25 of the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1996).
 10.12    --   Credit Agreement, dated September 19, 1997, among Kirby
               Corporation, the Banks named therein, and Texas Commerce
               Bank National Association as Agent and Funds Administrator
               (incorporated by reference to Exhibit 10.0 of the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
 10.13    --   First Amendment to Credit Agreement, dated January 30, 1998, among Kirby Corporation, the Banks named therein, and Chase
               Bank of Texas, N.A. as Agent and Funds Administrator
               (incorporated by reference to Exhibit B2 of the Registrant's
               Tender Offer Statement on Schedule 13E-4 filed with the
               Securities and Exchange Commission on February 17, 1998).
 10.14    --   Second Amendment to Credit Agreement, dated November 30,
               1998, among Kirby Corporation, the Banks named therein, and
               Chase Bank of Texas, N.A. as Agent and Funds Administrator
               (incorporated by reference to Exhibit 10.22 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1998).
 10.15    --   Agreement and Plan of Merger, dated July 28, 1999, by and
               among Kirby Corporation, Kirby Inland Marine, Inc.,
               Hollywood Marine, Inc., C. Berdon Lawrence, and Robert B.
               Egan and Eddy J. Rogers, Jr., as Co-Trustees under certain
               Berdon Lawrence Trusts (incorporated by reference to Exhibit
               2.1 of the Registrant's Current Report on Form 8-K dated
               July 30, 1999).
 10.16    --   Credit Facility, dated as of October 12, 1999, among Kirby
               Corporation, the Banks named therein, Chase Bank of Texas,
               National Association as Administrative Agent, Bank of
               America, N.A. as Syndication Agent, and Bank One, Texas,
               N.A. as Documentation Agent (incorporated by reference to
               Exhibit 10.1 of the Registrant's Current Report on Form 8-K
               dated October 14, 1999).
 10.17+   --   2001 Employee Stock Option Plan for Kirby Corporation
               (incorporated by reference to Exhibit 10.23 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 2000).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 10.18+   --   Third Amendment to Credit Agreement, dated November 5, 2001, among Kirby Corporation, the Banks named therein, and The
               Chase Manhattan Bank as Agent and Funds Administrator
               (incorporated by reference to Exhibit 10.1 of the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
 10.19    --   First Amendment to Credit Agreement, dated November 5, 2001, among Kirby Corporation, the Banks named herein, The Chase
               Manhattan Bank as Administrative Agent, Bank of America N.A.
               as syndication Agent, and Bank One, Texas, N.A. as
               Documentation Agent (incorporated by reference to Exhibit
               10.2 of the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended September 30, 2001).
10.20*+   --   Nonemployee Director Compensation Program.
 10.21+   --   2000 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.27 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
 10.22+   --   2002 Stock and Incentive Plan (incorporated by reference to
               Exhibit 4.4 of the Registrant's Registration Statement on
               Form S-8 filed on October 28, 2002).
 21.1*    --   Principal Subsidiaries of the Registrant.
 23.1*    --   Consent of KPMG LLP.
 99.1*    --   Certification Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.

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

Dated: March 5, 2003

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

                    SIGNATURE                                     CAPACITY                     DATE
                    ---------                                     --------                     ----

              /s/ C. BERDON LAWRENCE                 Chairman of the Board and Director    March 5, 2003
 ------------------------------------------------              of the Company
                C. Berdon Lawrence


                  /s/ J. H. PYNE                     President, Director of the Company    March 5, 2003
 ------------------------------------------------      and Principal Executive Officer
                    J. H. Pyne


               /s/ NORMAN W. NOLEN                        Executive Vice President,        March 5, 2003
 ------------------------------------------------     Treasurer, Assistant Secretary of
                 Norman W. Nolen                     the Company and Principal Financial
                                                                   Officer


               /s/ RONALD A. DRAGG                        Controller of the Company        March 5, 2003
 ------------------------------------------------
                 Ronald A. Dragg


                 /s/ C. SEAN DAY                           Director of the Company         March 5, 2003
 ------------------------------------------------
                   C. Sean Day


                 /s/ BOB G. GOWER                          Director of the Company         March 5, 2003
 ------------------------------------------------
                   Bob G. Gower


              /s/ WALTER E. JOHNSON                        Director of the Company         March 5, 2003
 ------------------------------------------------
                Walter E. Johnson


            /s/ WILLIAM M. LAMONT, JR.                     Director of the Company         March 5, 2003
 ------------------------------------------------
              William M. Lamont, Jr.


           /s/ GEORGE A. PETERKIN, JR.                     Director of the Company         March 5, 2003
 ------------------------------------------------
             George A. Peterkin, Jr.


             /s/ ROBERT G. STONE, JR.                      Director of the Company         March 5, 2003
 ------------------------------------------------
               Robert G. Stone, Jr.


               /s/ RICHARD C. WEBB                         Director of the Company         March 5, 2003
 ------------------------------------------------
                 Richard C. Webb

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

In connection with the filing of the Annual Report on Form 10-K for the year ended December 31, 2002 by Kirby Corporation, J. H. Pyne, President and Chief Executive Officer, hereby certifies that:

     1. I have reviewed this annual report on Form 10-K of Kirby Corporation (the "Company");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    /s/ J. H. PYNE
                                          --------------------------------------
                                                        J. H. Pyne
                                          President and Chief Executive Officer

Dated: March 5, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

In connection with the filing of the Annual Report on Form 10-K for the year ended December 31, 2002 by Kirby Corporation, Norman W. Nolen, Executive Vice President, Treasurer and Chief Financial Officer, hereby certifies that:

     1. I have reviewed this annual report on Form 10-K of Kirby Corporation (the "Company");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ NORMAN W. NOLEN
                                          --------------------------------------
                                                     Norman W. Nolen
                                           Executive Vice President, Treasurer
                                               and Chief Financial Officer

Dated: March 5, 2003

                                 EXHIBIT INDEX

  EXHIBIT                                    DESCRIPTION
  -------                                    -----------
     4.3       --    Master Note Purchase Agreement dated as of February 15, 2003 among the Company and the Purchasers named therein.
   10.20       --    Nonemployee Director Compensation Program.
    21.1       --    Principal Subsidiaries of the Registrant.
    23.1       --    Consent of KPMG LLP.
    99.1       --    Certification Pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002.