Form 10-Q
period 2003-03-31
KIRBY CORP
filed 2003-05-09
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarter ended March 31, 2003

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

                         Yes [X]      No [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on May 9, 2003 was 24,096,000.

Part I  Financial Information

Item 1. Financial Statements

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                          March 31,          December 31,
                                                            2003                 2002
                                                         ----------          ------------
                                                                 ($ in thousands)
Current assets:
     Cash and cash equivalents                           $    1,964           $    1,432
     Accounts receivable:
       Trade - less allowance for doubtful accounts          86,029               79,829
       Insurance claims and other                             5,484                6,129
     Inventory - finished goods                              15,514               15,549
     Prepaid expenses and other current assets               13,224               12,777
     Deferred income taxes                                    3,435                3,752
                                                         ----------           ----------

         Total current assets                               125,650              119,468
                                                         ----------           ----------

Property and equipment                                      852,126              797,937
     Less accumulated depreciation                          323,226              311,085
                                                         ----------           ----------

                                                            528,900              486,852
                                                         ----------           ----------

Investment in marine affiliates                               9,924               10,238
Goodwill - net                                              156,726              156,726
Other assets                                                 19,254               18,474
                                                         ----------           ----------

                                                         $  840,454           $  791,758
                                                         ==========           ==========

            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     March 31,         December 31,
                                                                       2003               2002
                                                                     ---------         ------------
                                                                           ($ in thousands)
Current liabilities:
    Current portion of long-term debt                                $     336          $     336
    Income taxes payable                                                 5,355              1,443
    Accounts payable                                                    45,001             37,509
    Accrued liabilities                                                 48,854             47,392
    Deferred revenues                                                    3,826              4,565
                                                                     ---------          ---------

           Total current liabilities                                   103,372             91,245
                                                                     ---------          ---------

Long-term debt - less current portion                                  295,181            265,665
Deferred income taxes                                                   85,483             85,768
Minority interests                                                       2,915              2,691
Other long-term liabilities                                             22,921             23,078
                                                                     ---------          ---------

                                                                       406,500            377,202
                                                                     ---------          ---------

Contingencies and commitments                                               --                 --

Stockholders' equity:
    Preferred stock, $1.00 par value per share. Authorized
       20,000,000 shares                                                    --                 --
    Common stock, $.10 par value per share. Authorized
       60,000,000 shares, issued 30,907,000 shares                       3,091              3,091
    Additional paid-in capital                                         177,058            176,867
    Accumulated other comprehensive income                              (7,845)            (8,062)
    Deferred compensation                                               (1,204)                --
    Retained earnings                                                  276,525            269,657
                                                                     ---------          ---------
                                                                       447,625            441,553
    Less cost of 6,815,000 shares in treasury (6,900,000 at
       December 31, 2002)                                              117,043            118,242
                                                                     ---------          ---------

                                                                       330,582            323,311
                                                                     ---------          ---------

                                                                     $ 840,454          $ 791,758
                                                                     =========          =========

           See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                             Three months ended
                                                                  March 31,
                                                           ----------------------
                                                           2003              2002
                                                           ----              ----
                                                          ($ in thousands, except
                                                             per share amounts)
Revenues:
    Marine transportation                                $ 125,065         $108,990
    Diesel engine services                                  23,135           22,447
                                                         ---------         --------

                                                           148,200          131,437
                                                         ---------         --------
Costs and expenses:
    Costs of sales and operating expenses                  100,851           83,470
    Selling, general and administrative                     17,561           17,200
    Taxes, other than on income                              3,051            2,349
    Depreciation and other amortization                     12,232           11,522
    Loss (gain) on disposition of assets                         7             (141)
                                                         ---------         --------

                                                           133,702          114,400
                                                         ---------         --------

        Operating income                                    14,498           17,037
Equity in earnings of marine affiliates                        436              803
Other expense                                                 (403)            (127)
Interest expense                                            (3,454)          (3,507)
                                                         ---------         --------

        Earnings before taxes on income                     11,077           14,206
Provision for taxes on income                               (4,209)          (5,398)
                                                         ---------         --------

        Net earnings                                     $   6,868         $  8,808
                                                         =========         ========

Net earnings per share of common stock:
    Basic                                                $     .29         $    .37
                                                         =========         ========
    Diluted                                              $     .28         $    .36
                                                         =========         ========

           See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three months ended March 31,
                                                                                       ----------------------------
                                                                                         2003                 2002
                                                                                         ----                 ----
                                                                                             ($ in thousands)
Cash flows from operating activities:
  Net earnings                                                                        $    6,868           $    8,808
  Adjustments to reconcile net earnings to net cash provided by operations:
    Depreciation and amortization                                                         12,232               11,522
    Deferred income taxes                                                                    (85)              (1,047)
    Equity in earnings of marine affiliates, net of distributions and
     contributions                                                                           314                 (139)
    Other                                                                                    802                   61
    Increase in cash flows resulting from changes in operating
     working capital                                                                       5,235                3,976
                                                                                      ----------           ----------
      Net cash provided by operating activities                                           25,366               23,181
                                                                                      ----------           ----------

Cash flows from investing activities:
  Capital expenditures                                                                   (18,752)             (17,320)
  Acquisition of marine equipment                                                        (36,316)              (2,800)
  Proceeds from disposition of assets                                                        261                1,256
                                                                                      ----------           ----------
      Net cash used in investing activities                                              (54,807)             (18,864)
                                                                                      ----------           ----------

Cash flows from financing activities:
  Borrowings (payments) on bank credit facilities, net                                  (220,400)              42,500
  Borrowings (payments) on long-term debt, net                                           249,916              (50,084)
  Proceeds from exercise of stock options                                                    626                2,022
  Other                                                                                     (169)                (363)
                                                                                      ----------           ----------
      Net cash provided by (used in) financing activities                                 29,973               (5,925)
                                                                                      ----------           ----------
      Increase (decrease) in cash and cash equivalents                                       532               (1,608)

Cash and cash equivalents, beginning of year                                               1,432                1,850
                                                                                      ----------           ----------
Cash and cash equivalents, end of period                                              $    1,964           $      242
                                                                                      ==========           ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                                                          $    2,918           $    4,569
    Income taxes                                                                      $       41           $    1,478

           See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and December 31, 2002, and the results of operations for the three months ended March 31, 2003 and 2002.

(1)      BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(2)      ACQUISITIONS

         On January 15, 2003, the Company purchased from SeaRiver Maritime, Inc. ("SeaRiver"), the U.S. transportation affiliate of Exxon Mobil Corporation, 45 double hull inland tank barges and seven inland towboats for $32,113,000 in cash, and assumed from SeaRiver the leases of 16 double hull inland tank barges. On February 28, 2003, the Company purchased three double hull inland tank barges leased by SeaRiver from Banc of America Leasing & Capital, LLC ("Banc of America Leasing") for $3,453,000 in cash. The Company entered into a contract to provide inland marine transportation services to SeaRiver, transporting petrochemicals, refined petroleum products and black oil products throughout the Gulf Intracoastal Waterway and the Mississippi River System. Financing of the equipment acquisitions was through the Company's revolving credit facility.

         In March 2002, the Company purchased the Cargo Carriers fleet of 21 inland tank barges for $2,800,000 in cash from Cargill Corporation ("Cargill"), and resold six of the tank barges for $530,000 in April 2002. Financing of the equipment acquisition was through the Company's revolving credit facility.

         On October 31, 2002, the Company completed the acquisition of seven inland tank barges and 13 inland towboats from Coastal Towing, Inc. ("Coastal") for $17,053,000 in cash. In addition, the Company and Coastal entered into a barge management agreement whereby the Company will serve as manager of the two companies' combined black oil fleet for a period of seven years. The combined black oil fleet consists of 54 barges owned by Coastal and the Company's 66 black oil barges. Coastal is engaged in the inland tank barge transportation of black oil products along the Gulf Intracoastal Waterway and the Mississippi River and its tributaries. In a related transaction, on September 25, 2002, the Company purchased from Coastal three black oil tank barges for $1,800,000 in cash. Financing of the equipment acquisitions was through the Company's revolving credit facility.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

(2)      ACQUISITIONS - (Continued)

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

(3)      ACCOUNTING STANDARDS

         In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 requires the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The Company adopted SFAS No. 143 effective January 1, 2003 with no effect on the Company's financial position or results of operations.

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

         In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than accruing costs at the date of management's commitment to an exit or disposal plan. The Company adopted SFAS No. 146 for all exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact in the quarter, as there were no applicable exit or disposal activities.

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 197 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (Unaudited)

(3)      ACCOUNTING STANDARDS - (Continued)

of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for the Company's financial statements for interim and annual periods ending after December 15, 2002. The Company adopted the recognition provisions of the Interpretation effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of the Interpretation did not have a material effect on the Company's financial position or results of operations. The Company's guarantees as of March 31, 2003 are described in Note 8, Contingencies.

         In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148") was issued. SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

         The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The intrinsic value method of accounting is used for stock-based employee compensation whereby no compensation expense is recorded when the stock option exercise price is equal to, or greater than, the market price of the Company's common stock on the date of the grant.

         The following table summarizes pro forma net earnings and earnings per share for the three months ended March 31, 2003 and 2002 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amounts):

                                                                             Three months ended
                                                                                  March 31,
                                                                             ------------------
                                                                             2003           2002
                                                                             ----           ----
Net earnings, as reported                                                 $    6,868      $   8,808
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                                   (846)          (662)
                                                                          ----------      ---------
Pro forma net earnings                                                    $    6,022      $   8,146
                                                                          ==========      =========
Earnings per share:
   Basic - as reported                                                    $      .29      $     .37
   Basic - pro forma                                                      $      .25      $     .34
   Diluted - as reported                                                  $      .28      $     .36
   Diluted - pro forma                                                    $      .25      $     .33

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

(3)      ACCOUNTING STANDARDS - (Continued)

         The weighted average fair value of options granted during the 2003 and 2002 first quarters were $14.26 and $14.55, respectively. The fair value was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were as follows: no dividend yield for any period; average risk-free interest rate based on five- and 10-year Treasury bonds - 1.3% for 2003 first quarter and 1.9% for 2002 first quarter; stock price volatility - 68% for 2003 first quarter and 67% for 2002 first quarter; and estimated option term - four or nine years.

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

(4)      COMPREHENSIVE INCOME

         The Company's total comprehensive income for the three months ended March 31, 2003 and 2002 were as follows (in thousands):

                                                                                Three months ended March 31,
                                                                                ----------------------------
                                                                                   2003              2002
                                                                                   ----              ----
Net earnings                                                                    $    6,868         $   8,808
Change in fair value of derivative financial instruments,
     net of tax                                                                        217             1,178
                                                                                ----------         --------

         Total comprehensive income                                             $    7,085         $   9,986
                                                                                ==========         =========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (Unaudited)

(5)      SEGMENT INFORMATION

         The following table sets forth the Company's revenues and profit (loss) by reportable segment for the three months ended March 31, 2003 and 2002 and total assets as of March 31, 2003 and December 31, 2002 (in thousands):

                                           Three months ended March 31,
                                           ----------------------------
                                              2003              2002
                                              ----              ----
Revenues:
     Marine transportation                 $  125,065         $ 108,990
     Diesel engine services                    23,135            22,447
                                           ----------         ---------
                                           $  148,200         $ 131,437
                                           ==========         =========

Segment profit (loss):
     Marine transportation                 $   13,704         $  15,961
     Diesel engine services                     2,417             2,371
     Other                                     (5,044)           (4,126)
                                           ----------         ---------
                                           $   11,077         $  14,206
                                           ==========         =========

                                            March 31,        December 31,
                                              2003               2002
                                           ----------        ------------
Total assets:
     Marine transportation                 $  772,965         $ 726,353
     Diesel engine services                    46,494            45,531
     Other                                     20,995            19,874
                                           ----------         ---------
                                           $  840,454         $ 791,758
                                           ==========         =========

         The following table presents the details of "Other" segment profit
(loss) for the three months ended March 31, 2003 and 2002 (in thousands):

                                           Three months ended March 31,
                                           ----------------------------
                                              2003               2002
                                              ----               ----
General corporate expenses                 $   (1,616)        $  (1,436)
Gain (loss) on disposition of assets               (7)              141
Interest expense                               (3,454)           (3,507)
Equity in earnings of marine affiliates           436               803
Other expense                                    (403)             (127)
                                           ----------         ---------
                                           $   (5,044)        $  (4,126)
                                           ==========         =========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (Unaudited)

(5)      SEGMENT INFORMATION - (Continued)

         The following table presents the details of "Other" total assets as of March 31, 2003 and December 31, 2002 (in thousands):

                                           March 31,          December 31,
                                             2003                 2002
                                           ---------          ------------
General corporate assets                   $  11,071          $      9,636
Investment in marine affiliates                9,924                10,238
                                           ---------          ------------
                                           $  20,995          $     19,874
                                           =========          ============

(6)      TAXES ON INCOME

         Details of the provision for taxes on income for the three months ended March 31, 2003 and 2002 were as follows (in thousands):

                                              Three months ended
                                                    March 31,
                                              ------------------
                                              2003          2002
                                             -----          -----
Provision for taxes on income:
       Current                               $ 4,110      $ 6,130
       Deferred                                 (260)      (1,047)
       State and local                           359          315
                                             -------      -------
                                             $ 4,209      $ 5,398
                                             =======      =======

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (Unaudited)

(7)      EARNINGS PER SHARE

         The following table presents the components of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts):

                                                            Three months ended
                                                                 March 31,
                                                            ------------------
                                                             2003        2002
                                                             ----        ----
Net earnings                                               $  6,868     $ 8,808
                                                           ========     =======

Basic earnings per share:
Weighted average number of common shares outstanding         24,062      24,079
                                                           ========     =======

     Basic earnings per share                              $    .29     $   .37
                                                           ========     =======

Diluted earnings per share:
Weighted average number of common shares outstanding         24,062      24,079
Dilutive shares applicable to stock options                     265         466
                                                           --------     -------

     Shares applicable to diluted earnings                   24,327      24,545
                                                           ========     =======

     Diluted earnings per share                            $    .28     $   .36
                                                           ========     =======

         Certain outstanding options to purchase approximately 762,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2003, as such stock options would have been antidilutive. No options were excluded in the computation of diluted earnings per share as of March 31, 2002.

(8)      CONTINGENCIES

         The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $6,555,000 at March 31, 2003, including $1,600,000 in letters of credit and $4,955,000 in performance bonds, of which $4,718,000 of these financial instruments relates to contingent legal obligations, which are covered by the Company's liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (Unaudited)

 (8)     CONTINGENCIES - (Continued)

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

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, fog and ice, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, including construction with government assisted financing, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company.

ACQUISITIONS

         In March 2002, the Company purchased the Cargo Carriers fleet of 21 inland tank barges for $2,800,000 in cash from Cargill, and resold six of the tank barges for $530,000 in April 2002.

         On October 31, 2002, the Company completed the acquisition of seven inland black oil tank barges and 13 inland towboats from Coastal for $17,053,000 in cash. In addition, the Company and Coastal entered into a barge management agreement whereby the Company will serve as manager of the two companies' combined black oil fleet for a period of seven years. The combined black oil fleet consists of 54 barges owned by Coastal and the Company's 66 black oil barges. In a related transaction, on September 25, 2002, the Company purchased from Coastal three black oil tank barges for $1,800,000 in cash.

         On December 15, 2002, the Company purchased from Union Carbide 94 double hull inland tank barges for $23,000,000. Nine of the 94 tank barges were out-of-service and will be sold. The Company had operated the tank barges since February 2001 under a long-term lease agreement between the Company and Union Carbide, following the February 2001 merger between Union Carbide and Dow. The Company has a long-term contract with Dow to provide for Dow's bulk liquid inland marine transportation requirements.

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

RESULTS OF OPERATIONS

         The Company reported first quarter 2003 net earnings of $6,868,000, or $.28 per share, on revenues of $148,200,000, compared with 2002 first quarter net earnings of $8,808,000, or $.36 per share, on revenues of $131,437,000.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         Marine transportation revenues for the 2003 first quarter totaled $125,065,000, or 84% of total revenues, compared with $108,990,000, or 83% of total revenues for the 2002 first quarter. Diesel engine services revenues for the 2003 first quarter was $23,135,000, or 16% of total revenues, compared with $22,447,000, or 17% of total revenues for the first quarter of 2002.

         For purposes of the Management's Discussion, all earnings per share are "Diluted earnings per share." The weighted average number of common shares applicable to diluted earnings for the 2003 and 2002 first quarters were 24,327,000 and 24,545,000, respectively. The decrease in the weighted average number of common shares for the 2003 first quarter compared with the 2002 first quarter primarily reflected fewer dilutive shares applicable to stock option plans due to the exclusion of certain outstanding options to purchase approximately 762,000 shares of common stock in the computation of diluted earnings per share as of March 31, 2003, as such stock options would have been antidilutive. No options were excluded in the computation of diluted earnings per share as of March 31, 2002.

MARINE TRANSPORTATION

         The Company, through its marine transportation segment, is a provider of marine transportation services, operating a current fleet of 905 active inland tank barges and 226 active inland towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. The marine transportation segment is also the managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The partnership is accounted for under the equity method of accounting.

         The following table sets forth the Company's marine transportation segment's revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2003 compared with the three months ended March 31, 2002 (dollars in thousands):

                                                            Three months ended
                                                                 March 31,
                                                            -------------------
                                                             2003         2002          % Change
                                                           --------     --------        --------
Marine transportation revenues                             $125,065     $108,990             15%
                                                           --------     --------         ------
Costs and expenses:
   Costs of sales and operating expenses                     83,171       66,447             25
   Selling, general and administrative                       13,783       13,635              1
   Taxes, other than on income                                2,902        2,199             32
   Depreciation and other amortization                       11,505       10,748              7
                                                           --------     --------         ------
                                                            111,361       93,029             20
                                                           --------     --------         ------
           Operating income                                $ 13,704     $ 15,961            (14)%
                                                           ========     ========         ======
           Operating margins                                   11.0%        14.6%

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

MARINE TRANSPORTATION REVENUES

         Revenues for the 2003 first quarter were 15% over the 2002 first quarter. The increase included revenues generated from the October 2002 acquisition of 10 inland tank barges and seven towboats from Coastal and the signing of a barge management agreement to manage Coastal's remaining 54 tank barges. The increase also included revenues generated from the purchase of 48 inland tank barges and seven towboats, and the assumption of 16 leased inland tank barges, from SeaRiver in January 2003.

         Petrochemical volumes into the Midwest continued to gradually improve in the 2003 first quarter, a trend since mid-2002, as Midwest manufacturers replenished low inventory levels of petrochemicals. Black oil volumes also increased due to greater demand for residual oil as a substitute for boiler fuel and cat cracker feedstock for the production of mostly refined products. Refined products volumes were soft at the beginning of the first quarter, but strengthened in March. Liquid fertilizer volumes were weak the entire first quarter, as the U.S. production of agricultural chemicals was significantly curtailed due to high feedstock cost, principally natural gas.

         During the 2003 first quarter, approximately 70% of marine transportation volumes were under term contracts and 30% were spot market volumes. Contract renewals remained relatively flat during the 2003 first quarter. Spot market rates for the first quarter of 2003 increased about 10% when compared with 2002 lows experienced in the third quarter of 2002, as transportation volumes, excluding agricultural chemicals, gradually improved and navigational delays during the quarter increased tank barge utilization.

MARINE TRANSPORTATION COSTS AND EXPENSES

         Total costs and expenses for the 2003 first quarter were 20% above the first quarter of 2002, partially reflecting the additional costs and expenses associated with operating additional tank barges and towboats from the March 2002 purchase of the Cargill fleet, the tank barges and towboats purchased from Coastal in October 2002 and related barge management agreement signed with Coastal, and the SeaRiver fleet acquisition in January 2003.

         Costs of sales and operating expenses for the 2003 first quarter were 25% higher than the 2002 first quarter, reflecting additional vessel personnel and higher operating expenses from the acquisitions noted above. The 2003 first quarter costs and expenses were also higher due to navigational delays caused by periods of both high and low water levels on the Mississippi River System, and numerous instances of fog and high winds along the Gulf Intracoastal Waterway. Navigational delays also resulted from repairs to a major lock located on the Gulf Intracoastal Waterway. The navigational delays necessitated the use of additional chartered towboats to meet service requirements and schedules. In addition, the segment incurred significantly higher fuel costs during the 2003 first quarter. The average price per gallon of diesel fuel consumed in the 2003 first quarter was $1.03, up 78% from the 2002 first quarter average price of 58 cents. Term contracts contain fuel escalation clauses; however, there is generally a 30 to 90 day delay before contracts are adjusted. It is estimated that the higher fuel prices reduced the Company's 2003 first quarter earnings by approximately $.05 per share.

         Taxes, other than on income, were 32% higher in the 2003 first quarter than the first quarter of 2002, primarily reflecting increased waterway use taxes and property taxes resulting from the 2002 and first quarter 2003 acquisitions and equipment purchases noted above.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         Depreciation and other amortization increased 7% in the 2003 first quarter compared with the corresponding quarter of 2002. The increase reflected new tank barge additions in 2002 and 2003, as well as the acquisitions and equipment purchases noted above.

MARINE TRANSPORTATION OPERATING INCOME AND OPERATING MARGINS

         Operating income for the 2003 first quarter decreased 14% compared with the first quarter of 2002. The operating margin for the 2003 first quarter was 11.0% compared with 14.6% for the 2002 first quarter. The lower operating margin reflected more severe winter weather conditions in the first quarter of 2003 compared with the prior year first quarter, major repairs to a critical lock on the Gulf Intracoastal Waterway and rapidly escalating fuel prices during the 2003 first quarter.

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

         The following table sets forth the Company's diesel engine services segment's revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2003 compared with the three months ended March 31, 2002 (dollars in thousands):

                                                            Three months ended
                                                                 March 31,
                                                            -------------------
                                                             2003         2002          % Change
                                                           --------     --------        --------
Diesel engine services revenues                            $ 23,135     $ 22,447             3%
                                                           --------     --------         -----
Costs and expenses:
   Costs of sales and operating expenses                     17,629       16,959             4
   Selling, general and administrative                        2,754        2,818            (2)
   Taxes, other than on income                                   83           87            (5)
   Depreciation and other amortization                          252          212            19
                                                           --------     --------         -----
                                                             20,718       20,076             3
                                                           --------     --------         -----
                  Operating income                         $  2,417     $  2,371             2%
                                                           ========     ========         =====
                  Operating margins                            10.4%        10.6%

DIESEL ENGINE SERVICES REVENUES

         The diesel engine services segment's revenues for the 2003 first quarter increased 3% compared with the 2002 first quarter. The segment benefited from strong East Coast marine, power generation and industrial, and railroad markets. These markets were partially offset by a continued weak Gulf Coast oil and gas services market and a poor Midwest dry cargo barge market.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

 DIESEL ENGINE SERVICES COSTS AND EXPENSES

         Costs and expenses for the 2003 first quarter increased 3% compared with the first quarter of 2002, and were in line with the 3% increase in 2003 first quarter revenues.

DIESEL ENGINE SERVICES OPERATING INCOME AND OPERATING MARGINS

         The diesel engine services segment reported an operating margin of 10.4% for the 2003 first quarter, relatively constant with the 10.6% reported for the 2002 first quarter.

GENERAL CORPORATE EXPENSES

         General corporate expenses for the 2003 first quarter were $1,616,000 compared with $1,436,000 for the first quarter of 2002. The 13% increase primarily reflected higher legal and professional fees.

OTHER INCOME AND EXPENSES

         The following table sets forth the gain (loss) on disposition of assets, equity in earnings of marine affiliates, other expense and interest expense for the three months ended March 31, 2003 compared with the three months ended March 31, 2002 (dollars in thousands):

                                                            Three months ended
                                                                 March 31,
                                                            -------------------
                                                             2003         2002           % Change
                                                           --------     --------         --------
Gain (loss) on disposition of assets                       $     (7)    $    141          (105)%
Equity in earnings of marine affiliates                    $    436     $    803           (46)%
Other expense                                              $   (403)    $   (127)          217%
Interest expense                                           $ (3,454)    $ (3,507)           (2)%

EQUITY IN EARNINGS OF MARINE AFFILIATES

         Equity in earnings of marine affiliates, consisting primarily of a 35% owned offshore marine partnership, declined 46% for the 2003 first quarter compared with the corresponding quarter of 2002. The lower results primarily reflected reduced rates on the April 2002 renewed coal transportation contract.

INTEREST EXPENSE

         Interest expense for the 2003 first quarter decreased 2% compared with the first quarter of 2002, as a lower average interest rate offset higher average debt. The average debt and average interest rate for the 2003 and 2002 first quarter, including the effect of interest rate swaps, were $289,161,000 and 4.8%, and $241,978,000 and 5.9%, respectively.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

BALANCE SHEET

         Total assets as of March 31, 2003 were $840,454,000, a 6% increase compared with $791,758,000 as of December 31, 2002. The following table sets forth the significant components of the balance sheet as of March 31, 2003 compared with December 31, 2002 (dollars in thousands):

                                                          March 31,         December 31,
                                                            2003                2002       % Change
                                                          ---------         ------------   --------
Assets:
   Current assets                                         $ 125,650          $  119,468        5%
   Property and equipment, net                              528,900             486,852        9
   Investment in marine affiliates                            9,924              10,238       (3)
   Goodwill, net                                            156,726             156,726       --
   Other assets                                              19,254              18,474        4
                                                          ---------          ----------     ----
                                                          $ 840,454          $  791,758        6%
                                                          =========          ==========     ====
Liabilities and stockholders' equity:
   Current liabilities                                    $ 103,372          $   91,245       13%
   Long-term debt - less current portion                    295,181             265,665       11
   Deferred income taxes                                     85,483              85,768       --
   Minority interest and other
     long-term liabilities                                   25,836              25,769       --
   Stockholders' equity                                     330,582             323,311        2
                                                          ---------          ----------     ----
                                                          $ 840,454          $  791,758        6%
                                                          =========          ==========     ====

         Current assets as of March 31, 2003 increased 5% compared with December 31, 2002. Trade accounts receivable increased 8%, primarily reflecting the acquisition of the SeaRiver fleet in January 2003 and corresponding increase in marine transportation business with SeaRiver. Insurance claims and other receivables decreased 11% primarily due to collection of claims receivables and the downward adjustment of certain claims.

         Property and equipment, net of accumulated depreciation, at March 31, 2003 increased 9% compared with December 31, 2002. The increase reflected $18,752,000 of capital expenditures, the acquisition of the SeaRiver fleet for $35,566,000, less $12,177,000 of depreciation expense for the 2003 first quarter.

         Current liabilities as of March 31, 2003 increased 13% compared with December 31, 2002. Income taxes payable increased 271%, as no estimated federal income tax payment is due in the first quarter of the year. Accounts payable reflected a 20% increase, mainly due to increased business activity levels, primarily from the SeaRiver fleet acquisition.

         Long-term debt, less current portion, as of March 31, 2003 increased 11% compared with December 31, 2002. The increase was impacted by borrowings to finance the 2003 first quarter SeaRiver marine equipment acquisition and the 2003 first quarter capital expenditures, less the paydown of long-term debt from cash flow generated by the Company in the 2003 first quarter.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         Stockholders' equity as of March 31, 2003 increased 2% compared with December 31, 2002. The increase primarily reflected 2003 first quarter net earnings of $6,868,000, a decrease in treasury stock of $1,199,000 and an increase in additional paid-in capital of $191,000 from the exercise of employee and director stock options, and the recording of $1,204,000 of deferred compensation related to restricted stock grants.

LONG-TERM FINANCING

         The Company has an unsecured $150,000,000 revolving credit facility ("Revolving Credit Facility"), agented by JPMorgan Chase, with a maturity date of October 9, 2004. As of March 31, 2003, the Company had no borrowings outstanding under the Revolving Credit Facility and had outstanding letters of credit totaling $778,000. The Company was in compliance with all Revolving Credit Facility covenants at March 31, 2003.

         The Company has an unsecured term loan ("Term Loan") provided by a syndicate of banks, with Bank of America, N.A. as agent bank. As of March 31, 2003, $37,500,000 was outstanding under the Term Loan. The principal amounts due within one year were classified as long-term debt, as the Company has the ability and intent through the Revolving Credit Facility to refinance the payments on a long-term basis. The Term Loan requires quarterly principal payments of $12,500,000, plus interest. The Company was in compliance with all Term Loan covenants at March 31, 2003.

         On February 28, 2003, the Company issued $250,000,000 of floating rate senior notes ("Senior Notes") due February 28, 2013. The unsecured Senior Notes pay interest quarterly at a rate equal to the London Interbank Offered Rate ("LIBOR") plus a margin of 1.2%. The notes are callable at par after one year without penalty and no principal payments are required until maturity in 2013. The proceeds of the Senior Notes were used to repay $121,500,000 of the outstanding balance on the Term Loan and $128,500,000 of the outstanding balance on the Revolving Credit Facility. The Company was in compliance with all Senior Notes covenants at March 31, 2003.

         The Company has an uncommitted $10,000,000 line of credit ("Credit Line") with Bank of America, N.A. for short-term liquidity needs and letters of credit. The Credit Line matures on November 4, 2003. As of March 31, 2003, $2,500,000 was borrowed under the Credit Line and outstanding letters of credit totaled $572,000. Amounts borrowed on the Credit Line were classified as long-term debt at March 31, 2003, as the Company has the ability and intent through the Revolving Credit Facility to refinance the short-term notes on a long-term basis.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         The Company has an uncommitted $5,000,000 revolving credit note ("Credit Note") with BNP Paribus ("BNP") for short-term liquidity needs. The Credit Note originally had a $10,000,000 borrowing limit but was reduced to $5,000,000 on February 27, 2003 by mutual agreement between BNP and the Company. In September 2002, the Company entered into a $5,000,000 uncommitted letter of credit line with BNP. On February 27, 2003, the $5,000,000 uncommitted letter of credit line was cancelled due to a lack of need. As of March 31, 2003, $5,000,000 was borrowed under the Credit Note and classified as long-term debt, as the Company has the ability and intent through the Revolving Credit Facility to refinance the short-term notes on a long-term basis.

         The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate notes with a maturity of nine months or longer. As of March 31, 2003, $121,000,000 was available under the shelf registration, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, and to fund working capital requirements. As of March 31, 2003, there were no outstanding debt securities under the shelf registration.

         In February and April 2001, the Company hedged a portion of its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and Term Loan by entering into interest rate swap agreements. Five-year interest rate swaps with notional amounts totaling $100,000,000 were executed in February 2001 and three-year interest rate swaps with notional amounts totaling $50,000,000 were executed in April 2001. On February 28, 2003, in connection with the issuing of the Senior Notes, the Company hedged a further portion of its exposure to fluctuations in short-term interest rates with a one-year interest rate swap with a notional amount of $100,000,000. The February and April 2001 interest rate swaps totaling $150,000,000 were re-designated as cash flow hedges for the Senior Notes. Under the swap agreements, the Company will pay a fixed rate of 4.96% on a notional amount of $50,000,000 for three years, an average fixed rate of 5.64% on a notional amount of $100,000,000 for five years, and a fixed rate of 1.39% on a notional amount of $100,000,000 for one year, and will receive floating rate interest payments based on LIBOR. The interest rate swaps are designated as cash flow hedges and the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of March 31, 2003, the Company had a total notional amount of $250,000,000 of interest rate swaps designated as cash flow hedges for its Senior Notes. These interest rate swaps hedge a significant portion of the Company's long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2003 first quarter. The fair value of the interest rate swap agreements was recorded as other long-term liability of $12,070,000 at March 31, 2003. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $1,475,000 and $1,285,000 for the three months ended March 31, 2003 and 2002, respectively. The Company anticipates $4,132,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of March 31, 2003 and 2002 based on quoted market values of the Company's portfolio of derivative instruments.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CAPITAL EXPENDITURES

         Capital expenditures for the 2003 first quarter totaled $18,752,000, of which $3,811,000 was for construction of new tank barges and $14,941,000 was primarily for upgrading of the existing marine transportation fleet.

         In February 2002, the Company entered into a contract for the construction of two double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of asphalt. The two barges were placed into service during the 2003 first quarter. The total purchase price of the two barges was approximately $3,600,000, of which $164,000 was funded in 2002, $1,724,000 in the 2003 first quarter and the balance in April 2003.

         In February 2002, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined products. Delivery of the six barges is scheduled over 2003, with the first barge delivered in April 2003. The total purchase price of the six barges is approximately $8,900,000, of which $780,000 was funded in 2002, $1,320,000 in the 2003 first quarter, with the balance to be expended during 2003.

         In October 2002, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined products. Delivery of the six barges is scheduled over a six-month period starting in March 2004. The total purchase price of the six barges is approximately $8,900,000, of which $784,000 was funded in the 2003 first quarter.

         In May 2003, the Company entered into a contract for the construction of 16 double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of black oil products. Delivery of the 16 barges is scheduled over 2003 and 2004, with seven anticipated to be delivered in 2003 and nine in the first half of 2004. The total purchase price of the 16 barges is approximately $29,000,000, of which no payments have been made to date.

         Under the barge management agreement with Coastal, Coastal has the right to purchase a portion of the 16 tank barges noted above. Over the next three years, a number of barges in the combined Company/Coastal black oil fleet will be retired and replaced with new barges. Under the barge management agreement, Coastal has the right to maintain its same capacity share of the combined fleet by building replacement barges as older barges are retired. If Coastal chooses not to exercise its right to purchase its share of the 16 barges currently under construction, the Company will purchase the barges that Coastal chooses not to purchase. The Company is currently in discussions with Coastal to determine whether Coastal intends to exercise its right to replace the Coastal capacity to be retired.

         Funding for future capital expenditures and new barge construction is expected to be provided by borrowings on the Company's $150,000,000 Revolving Credit Facility.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

TREASURY STOCK PURCHASES

         During the 2003 first quarter, the Company did not purchase any treasury stock. As of May 9, 2003, the Company had 1,210,000 shares available under its common stock repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company's Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

LIQUIDITY

         The Company generated net cash provided by operating activities of $25,366,000 during the three months ended March 31, 2003, 9% higher than the $23,181,000 generated during the three months ended March 31, 2002. Both quarters were positively influenced by favorable cash flow from working capital, $5,235,000 for the 2003 first quarter and $3,976,000 for the 2002 first quarter.

         The Company accounts for its ownership in its four marine partnerships under the equity method of accounting, recognizing cash flow upon the receipt or distribution of cash from the partnerships and joint venture. For the three months ended March 31, 2003 and 2002, the Company received net cash totaling $750,000 and $525,000, respectively, from the marine partnerships.

         Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings associated with each of the above and other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of May 9, 2003, $133,218,000 under its Revolving Credit Facility and $121,000,000 under its shelf registration program, subject to mutual agreement to terms. As of May 8, 2003, the Company had $8,454,000 available under its Credit Line and none available under its Credit Note.

         Neither the Company, nor any of its subsidiaries, is obligated on any debt instruments, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for the pricing grids on its Senior Notes, Term Loan, Revolving Credit Facility, Credit Line or Credit Note.

         The Company expects to continue to fund expenditures for acquisitions, capital construction projects, new barge construction, treasury stock repurchases, repayment of borrowings, and for other operating requirements from a combination of funds generated from operating activities and available financing arrangements.

         The Company has a 50% interest in a joint venture bulk liquid terminal business that has a $5,740,000 term loan outstanding at March 31, 2003. The loan is non-recourse to the Company and the Company has no guarantee obligation. The Company uses the equity method of accounting to reflect its investment in the joint venture.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $6,555,000 at March 31, 2003, including $1,600,000 in letters of credit and $4,955,000 in performance bonds, of which $4,718,000 of these financial instruments relates to contingent legal obligations, which are covered by the Company's liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

         In February and April 2001, the Company hedged a portion of its exposure to fluctuations in short-term interest rates by entering into interest rate swap agreements. Five-year swap agreements with notional amounts totaling $100,000,000 were executed in February 2001 and three-year swap agreements with notional amounts totaling $50,000,000 were executed in April 2001. On February 28, 2003, in connection with the issuing of the Senior Notes, the Company hedged a further portion of its exposure to fluctuations in short-term interest rates when it entered into a one-year interest rate swap agreement with a notional amount of $100,000,000. The February and April 2001 interest rate swap agreements totaling $150,000,000 were re-designated as cash flow hedges for the Senior Notes. Under the swap agreements, the Company will pay a fixed rate of 4.96% on a notional amount of $50,000,000 for three years, an average fixed rate of 5.64% on a notional amount of $100,000,000 for five years, and a fixed rate of 1.39% on a notional amount of $100,000,000 for one year, and will receive floating rate interest payments based on LIBOR. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of March 31, 2003, the Company had a total notional amount of $250,000,000 of interest rate swaps designated as cash flow hedges for its Senior Notes. These interest rate swaps hedge a significant portion of the Company's long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2003 first quarter. The fair value of the interest rate swap agreements was recorded as other long-term liability of $12,070,000 at March 31, 2003. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $1,475,000 and $1,285,000 for the three months ended March 31, 2003 and 2002, respectively. Fair value amounts were determined as of March 31, 2003 and 2002 based on quoted market values of the Company's portfolio of derivative instruments.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

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

Item 4.  Results of Votes of Security Holders

(a)      The Registrant held its Annual Meeting of Stockholders on April 22,
         2003.

(b) Class II Directors elected to serve until the 2006 Annual Meeting of Stockholders were Bob G. Gower, Joseph H. Pyne and Richard C. Webb. Class III Directors continuing to serve until the 2004 Annual Meeting of Stockholders are C. Sean Day, William M. Lamont, Jr. and C. Berdon Lawrence. Class I Directors continuing to serve until the 2005 Annual Meeting of Stockholders are Walter E. Johnson, George A. Peterkin, Jr. and Robert G. Stone, Jr.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         99.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed for the three months ended March 31, 2003.

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

Dated: May 9, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

In connection with the filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 by Kirby Corporation, Joseph H. Pyne, President and Chief Executive Officer, hereby certifies that:

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

Dated: May 9, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

In connection with the filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 by Kirby Corporation, Norman W. Nolen, Executive Vice President, Treasurer and Chief Financial Officer, hereby certifies that:

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

                                           /s/ NORMAN W. NOLEN
                                           -------------------------------------
                                           Norman W. Nolen
                                           Executive Vice President, Treasurer
                                              and Chief Financial Officer

Dated: May 9, 2003

                                  EXHIBIT INDEX

Exhibits:

99.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.