Form 10-Q
period 2003-06-30
KIRBY CORP
filed 2003-08-12
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

      [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the quarter ended June 30, 2003

      [   ]       Transition report pursuant to Section 13 or 15(d) of the
                  Securities  Exchange Act of 1934

Commission File Number    1-7615

                               Kirby Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Nevada                               74-1884980
        -------------------------------       --------------------------------
        (State or other jurisdiction of       (IRS Employer Identification No.)
        incorporation or organization)

    55 Waugh Drive, Suite 1000, Houston, TX                       77007
   ----------------------------------------                     ----------
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

                            Yes [ x ]      No [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on August 12, 2003 was 24,134,000.

Part I  Financial Information

Item 1.  Financial Statements

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                                June 30,            December 31,
                                                                  2003                 2002
                                                               ----------           ----------
                                                                         ($ in thousands)
Current assets:
     Cash and cash equivalents                                  $   2,310            $   1,432
     Accounts receivable:
       Trade - less allowance for doubtful accounts                86,856               79,829
       Insurance claims and other                                   5,519                6,129
     Inventory - finished goods                                    15,105               15,549
     Prepaid expenses and other current assets                     12,990               12,777
     Deferred income taxes                                          3,050                3,752
                                                               ----------           ----------

         Total current assets                                     125,830              119,468
                                                               ----------           ----------


Property and equipment                                            868,363              797,937
     Less accumulated depreciation                                332,881              311,085
                                                               ----------           ----------

                                                                  535,482              486,852
                                                               ----------           ----------


Investment in marine affiliates                                     9,284               10,238
Goodwill - net                                                    156,726              156,726
Other assets                                                       18,390               18,474
                                                               ----------           ----------

                                                                $ 845,712            $ 791,758
                                                               ==========           ==========

           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  June 30,        December 31,
                                                                    2003              2002
                                                                ----------          ---------
                                                                        ($ in thousands)
Current liabilities:
    Current portion of long-term debt                             $    280           $    336
    Income taxes payable                                             1,204              1,443
    Accounts payable                                                38,934             37,509
    Accrued liabilities                                             53,337             47,392
    Deferred revenues                                                3,670              4,565
                                                                ----------          ---------

           Total current liabilities                                97,425             91,245
                                                                ----------          ---------

Long-term debt - less current portion                              294,853            265,665
Deferred income taxes                                               85,882             85,768
Minority interests                                                   2,960              2,691
Other long-term liabilities                                         21,566             23,078
                                                                ----------          ---------

                                                                   405,261            377,202
                                                                ----------          ---------

Contingencies and commitments                                           --            --

Stockholders' equity:
    Preferred stock, $1.00 par value per share.  Authorized
       20,000,000 shares                                                --            --
    Common stock, $.10 par value per share.  Authorized
       60,000,000 shares, issued 30,907,000 shares                   3,091              3,091
    Additional paid-in capital                                     177,102            176,867
    Accumulated other comprehensive income                          (7,859)            (8,062)
    Deferred compensation                                           (1,137)                --
    Retained earnings                                              288,314            269,657
                                                                ----------          ---------
                                                                   459,511            441,553
    Less cost of 6,782,000 shares in treasury (6,900,000 at
       December 31, 2002)                                          116,485            118,242
                                                                ----------          ---------

                                                                   343,026            323,311
                                                                ----------          ---------

                                                                $  845,712          $ 791,758
                                                                ==========          =========


           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                         Three months ended             Six months ended
                                                              June 30,                      June 30,
                                                      -------------------------     -------------------------
                                                        2003           2002                2003      2002
                                                      ----------      ---------     ----------      ---------
                                                              ($ in thousands, except per share amounts)
 Revenues:
     Marine transportation                            $  137,156      $ 107,346      $ 262,221      $ 216,336
     Diesel engine services                               21,583         22,132         44,718         44,579
                                                      ----------      ---------     ----------      ---------

                                                         158,739        129,478        306,939        260,915
                                                      ----------      ---------     ----------      ---------
 Costs and expenses:
     Costs of sales and operating expenses               101,153         82,746        202,004        166,216
     Selling, general and administrative                  18,751         15,488         36,312         32,688
     Taxes, other than on income                           3,485          2,209          6,536          4,558
     Depreciation and other amortization                  12,894         11,497         25,126         23,019
     Loss (gain) on disposition of assets                    126            (27)           133           (168)
                                                      ----------      ---------     ----------      ---------

                                                         136,409        111,913        270,111        226,313
                                                      ----------      ---------     ----------      ---------

         Operating income                                 22,330         17,565         36,828         34,602
 Equity in earnings of marine affiliates                     751            137          1,187            940
 Other expense                                              (199)          (214)          (602)          (341)
 Interest expense                                         (3,867)        (3,366)        (7,321)        (6,873)
                                                      ----------      ---------     ----------      ---------

         Earnings before taxes on income                  19,015         14,122         30,092         28,328
 Provision for taxes on income                            (7,226)        (5,366)       (11,435)       (10,764)
                                                      ----------      ---------     ----------      ---------

         Net earnings                                  $  11,789       $  8,756      $  18,657      $  17,564
                                                      ==========      =========     ==========      =========

 Net earnings per share of common stock:
     Basic                                             $     .49       $    .36      $     .77      $     .73
                                                      ==========      =========     ==========      =========
     Diluted                                           $     .48       $    .36      $     .77      $     .72
                                                      ==========      =========     ==========      =========

           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Six months ended June 30,
                                                                                     -------------------------------
                                                                                        2003                  2002
                                                                                     -----------           ---------
                                                                                            ($ in thousands)
Cash flows from operating activities:
  Net earnings                                                                        $   18,657          $   17,564
  Adjustments to reconcile net earnings to net cash provided by operations:
    Depreciation and other amortization                                                   25,126              23,019
    Deferred income taxes                                                                    706                (915)
    Equity in earnings of marine affiliates, net of distributions and
     contributions                                                                           954                 168
    Other                                                                                  1,454                 168
    Decrease in cash flows resulting from changes in operating
     working capital                                                                      (1,607)            (12,900)
                                                                                     -----------           ---------
      Net cash provided by operating activities                                           45,290              27,104
                                                                                     -----------           ---------

Cash flows from investing activities:
  Capital expenditures                                                                   (37,723)            (28,234)
  Acquisition of businesses and marine equipment                                         (37,816)             (2,800)
  Proceeds from disposition of assets                                                      1,050               5,442
                                                                                     -----------           ---------
      Net cash used in investing activities                                              (74,489)            (25,592)
                                                                                     -----------           ---------

Cash flows from financing activities:
  Borrowings (payments) on bank credit facilities, net                                  (220,700)             48,200
  Borrowings (payments) on long-term debt, net                                           249,832             (50,168)
  Proceeds from exercise of stock options                                                  1,228               2,186
  Other                                                                                     (283)               (656)
                                                                                     -----------           ----------
      Net cash provided by (used  in) financing activities                                30,077                (438)
                                                                                     -----------           ---------
      Increase in cash and cash equivalents                                                  878               1,074

Cash and cash equivalents, beginning of year                                               1,432               1,850
                                                                                     -----------           ---------
Cash and cash equivalents, end of period                                               $   2,310            $  2,924
                                                                                     ===========           =========
Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                                                           $   6,532            $  7,880
    Income taxes                                                                       $  11,195            $ 13,533

           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


         In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and December 31, 2002, and the results of operations for the three months and six months ended June 30, 2003 and 2002.

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

         On October 31, 2002, the Company completed the acquisition of seven inland tank barges and 13 inland towboats from Coastal Towing, Inc. ("Coastal") for $17,053,000 in cash. In addition, the Company and Coastal entered into a barge management agreement whereby the Company will serve as manager of the two companies' combined black oil fleet for a period of seven years. The combined black oil fleet consists of 56 barges owned by Coastal, of which 40 are currently active, and the Company's 66 black oil barges. Coastal is engaged in the inland tank barge transportation of black oil products along the Gulf Intracoastal Waterway and the Mississippi River and its tributaries. In a related transaction, on September 25, 2002, the Company purchased from Coastal three black oil tank barges for $1,800,000 in cash. Financing of the equipment acquisitions was through the Company's revolving credit facility.

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

         In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than accruing costs at the date of management's commitment to an exit or disposal plan. The Company adopted SFAS No. 146 for all exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on the 2003 first six months, as there were no applicable exit or disposal activities.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (Unaudited)


(3)      ACCOUNTING STANDARDS - (Continued)

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 197 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements were effective for the Company's financial statements for interim and annual periods ended after December 15, 2002. The Company adopted the recognition provisions of the Interpretation effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of the Interpretation did not have a material effect on the Company's financial position or results of operations. The Company's guarantees as of June 30, 2003 are described in Note 8, Contingencies.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (Unaudited)


(3)      ACCOUNTING STANDARDS - (Continued)

         The following table summarizes pro forma net earnings and earnings per share for the three months and six months ended June 30, 2003 and 2002 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amounts):

                                                               Three months ended                Six months ended
                                                                    June 30,                         June 30,
                                                        -------------------------------   -------------------------
                                                             2003               2002          2003           2002
                                                        --------------     ------------   -----------    ----------
Net earnings, as reported                                   $ 11,789          $ 8,756      $  18,657      $  17,564
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                                   (884)            (887)        (1,730)        (1,549)
                                                        --------------     ------------   -----------    ----------
Pro forma net earnings                                      $ 10,905          $ 7,869      $  16,927      $  16,015
                                                        ==============     ============   ===========    ===========
Earnings per share:
   Basic - as reported                                      $    .49          $   .36      $     .77      $     .73
   Basic - pro forma                                        $    .45          $   .33      $     .70      $     .66
   Diluted - as reported                                    $    .48          $   .36      $     .77      $     .72
   Diluted - pro forma                                      $    .45          $   .32      $     .69      $     .65

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities where an interest is obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial position or results of operations.

         In April 2003, Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149") was issued. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 for decisions made: (1) as part of the Derivatives Implementation Group process that require amendments to SFAS No. 133; (2) in connection with other Financial Accounting Standards Board projects dealing with financial instruments; and (3) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 will be applied prospectively. The adoption of SFAS No. 149 is not expected to have a material effect on the Company's financial position or results of operations.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (Unaudited)


(3)      ACCOUNTING STANDARDS - (Continued)

         In May 2003, Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150") was issued. SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial position or results of operations.

(4)      COMPREHENSIVE INCOME

         The Company's total comprehensive income for the three months and six months ended June 30, 2003 and 2002 was as follows (in thousands):

                                                             Three months ended             Six months ended
                                                                  June 30,                       June 30,
                                                         ----------------------------    -----------------------
                                                            2003            2002            2003          2002
                                                         -----------     -----------     ---------     ---------
Net earnings                                             $   11,789       $   8,756      $  18,657     $  17,564
Change in fair value of derivative financial
      instruments, net of tax                                   (14)         (2,588)           203        (1,410)
                                                         -----------     -----------     ---------     ---------

         Total comprehensive income                      $   11,775       $   6,168      $  18,860     $  16,154
                                                         ===========     ===========     =========     =========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (Unaudited)


 (5)     SEGMENT INFORMATION

         The following table sets forth the Company's revenues and profit
(loss) by reportable segment for the three months and six months ended June 30, 2003 and 2002 and total assets as of June 30, 2003 and December 31, 2002 (in thousands):

                                        Three months ended               Six months ended
                                             June 30,                        June 30,
                                    ---------------------------     --------------------------
                                        2003            2002            2003            2002
                                    ------------   ------------     ------------   -----------
Revenues:
     Marine transportation          $   137,156    $   107,346      $   262,221     $  216,336
     Diesel engine services              21,583         22,132           44,718         44,579
                                    ------------   ------------     ------------   -----------
                                    $   158,739    $   129,478      $   306,939     $  260,915
                                    ============   ============     ============   ===========

Segment profit (loss):
     Marine transportation          $    21,782    $    16,183      $    35,486     $   32,144
     Diesel engine services               2,172          2,609            4,589          4,980
     Other                               (4,939)        (4,670)          (9,983)        (8,796)
                                    ------------   ------------     ------------   -----------
                                    $    19,015    $    14,122      $    30,092     $   28,328
                                    ============   ============     ============   ===========

                                                                      June 30,    December 31,
                                                                        2003          2002
                                                                    ------------   -----------
Total assets:
     Marine transportation                                          $   780,786     $  726,353
     Diesel engine services                                              43,240         45,531
     Other                                                               21,686         19,874
                                                                     ----------     ----------
                                                                    $   845,712     $  791,758
                                                                     ==========     ==========

         The following table presents the details of "Other" segment profit
(loss) for the three months and six months ended June 30, 2003 and 2002 (in thousands):

                                                Three months ended                Six months ended
                                                     June 30,                         June 30,
                                            ---------------------------      ------------------------
                                                2003             2002            2003         2002
                                            ------------    -----------      ----------    ----------
General corporate expenses                   $   (1,498)     $  (1,254)       $ (3,114)     $ (2,690)
Gain (loss) on disposition of assets               (126)            27            (133)          168
Interest expense                                 (3,867)        (3,366)         (7,321)       (6,873)
Equity in earnings of marine affiliates             751            137           1,187           940
Other expense                                      (199)          (214)           (602)         (341)
                                            ------------    -----------      ----------    ----------
                                             $   (4,939)     $  (4,670)       $ (9,983)     $ (8,796)
                                            ============    ===========      ==========    ==========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (Unaudited)


(5)      SEGMENT INFORMATION - (Continued)

         The following table presents the details of "Other" total assets as of June 30, 2003 and December 31, 2002 (in thousands):

                                                                      June 30,     December 31,
                                                                        2003            2002
                                                                    -----------     -----------
General corporate assets                                              $  12,402      $   9,636
Investment in marine affiliates                                           9,284         10,238
                                                                    -----------     -----------
                                                                      $  21,686      $  19,874
                                                                    ===========     ===========

(6)      TAXES ON INCOME

         Details of the provision for taxes on income for the three months and six months ended June 30, 2003 and 2002 were as follows (in thousands):

                                        Three months ended              Six months ended
                                             June 30,                          June 30,
                                   -----------------------------    ---------------------------
                                       2003              2002           2003           2002
                                   -----------       -----------    -----------     -----------
Provision for taxes on income:
       Current                      $   6,164          $  4,837        $ 10,274      $  10,967
       Deferred                           566                32             306         (1,015)
       State and local                    496               497             855            812
                                   -----------       -----------    -----------     -----------
                                    $   7,226          $  5,366        $ 11,435      $  10,764
                                   ===========       ===========    ===========     ===========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (Unaudited)


(7)      EARNINGS PER SHARE

         The following table presents the components of basic and diluted earnings per share for the three months and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

                                                       Three months ended           Six months ended
                                                            June 30,                    June 30,
                                                   --------------------------   -----------------------
                                                       2003          2002          2003          2002
                                                   -----------    -----------   ----------   ----------
Net earnings                                        $  11,789      $   8,756     $  18,657    $  17,564
                                                   ===========    ===========   ==========   ==========

Basic earnings per share:
Weighted average number of common shares
     outstanding                                       24,105         24,146        24,084       24,113
                                                   ===========    ===========   ==========   ==========

     Basic earnings per share                       $     .49      $     .36     $     .77    $     .73
                                                   ===========    ===========   ==========   ==========

Diluted earnings per share:
Weighted average number of common shares
     outstanding                                       24,105         24,146        24,084       24,113
Dilutive shares applicable to stock options               307            405           286          436
                                                   -----------    -----------   ----------   ----------

     Shares applicable to diluted earnings             24,412         24,551        24,370       24,549
                                                   ===========    ===========   ==========   ==========

     Diluted earnings per share                     $     .48      $     .36     $     .77    $     .72
                                                   ===========    ===========   ==========   ==========

         Certain outstanding options to purchase approximately 386,000 and 124,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2003 and 2002, respectively, as such stock options would have been antidilutive.

(8)      CONTINGENCIES

         The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries for contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $6,533,000 at June 30, 2003, including $1,578,000 in letters of credit and $4,955,000 in performance bonds, of which $4,718,000 of these financial instruments relates to contingent legal obligations, which are covered by the Company's liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

         On October 31, 2002, the Company completed the acquisition of seven inland black oil tank barges and 13 inland towboats from Coastal for $17,053,000 in cash. In addition, the Company and Coastal entered into a barge management agreement whereby the Company will serve as manager of the two companies' combined black oil fleet for a period of seven years. The combined black oil fleet consists of 56 barges owned by Coastal, of which 40 are currently active, and the Company's 66 black oil barges. In a related transaction, on September 25, 2002, the Company purchased from Coastal three black oil tank barges for $1,800,000 in cash.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


RESULTS OF OPERATIONS

         The Company reported second quarter 2003 net earnings of $11,789,000, or $.48 per share, on revenues of $158,739,000, compared with second quarter 2002 net earnings of $8,756,000, or $.36 per share, on revenues of $129,478,000. Net earnings for the six months ended June 30, 2003 were $18,657,000, or $.77 per share, on revenues of $306,939,000, compared with net earnings of $17,564,000, or $.72 per share, on revenues of $260,915,000 for the first six months of 2002.

         Marine transportation revenues for the 2003 second quarter totaled $137,156,000, or 86% of total revenues, compared with $107,346,000, or 83% of total revenues for the 2002 second quarter. For the first six months of 2003, marine transportation revenues totaled $262,221,000, or 85% of total revenues, compared with $216,336,000, or 83% of total revenues for the first six months of 2002. Diesel engine services revenue for the 2003 second quarter totaled $21,583,000, or 14% of total revenues, compared with $22,132,000, or 17% of total revenues for the 2002 second quarter. For the first six months of 2003, diesel engine services revenues totaled $44,718,000, or 15% of total revenues, compared with $44,579,000, or 17% of total revenues for the first six months of 2002.

         For purposes of the Management's Discussion, all earnings per share are "Diluted earnings per share." The weighted average number of common shares applicable to diluted earnings for the second quarters of 2003 and 2002 were 24,412,000 and 24,551,000, respectively, and for the first six months of 2003 and 2002 were 24,370,000 and 24,549,000, respectively. The decrease in the weighted average number of common shares for both comparable 2003 and 2002 periods primarily reflected fewer dilutive shares applicable to stock option plans due to the exclusion of certain outstanding options to purchase shares of common stock in the computation of diluted earnings per share.

MARINE TRANSPORTATION

         The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of June 30, 2003, the marine transportation segment operated 897 active inland tank barges, with a total capacity of 16.3 million barrels, compared with 811 active inland tank barges at June 30, 2002, with a total capacity of
14.4 million barrels. At December 31, 2002, the segment operated 909 active inland tank barges with a capacity of 16.6 million barrels. The segment also operated an average of 226 inland towboats during the 2003 second quarter and an average of 228 towboats for the six months ended June 30, 2003. This compared with an average of 199 towboats operated during the second quarter of 2002 and 202 during the first six months of 2002. The marine transportation segment is also the managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The partnership is accounted for under the equity method of accounting.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         The following table sets forth the Company's marine transportation segment's revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2003 compared with the three months and six months ended June 30, 2002 (dollars in thousands):

                                                           Three months ended                      Six months ended
                                                                June 30,                               June 30,
                                                 -------------------------------------  -----------------------------------
                                                                                %                                    %
                                                     2003         2002        Change        2003         2002      Change
                                                 -----------  -----------   ----------  -----------  -----------  ---------
Marine transportation revenues                    $  137,156   $ 107,346        28%      $ 262,221    $ 216,336      21%
                                                 -----------  -----------   ----------  -----------  -----------  ---------



Costs and expenses:
   Costs of sales and operating expenses              85,050      66,202        28         168,221      132,649      27
   Selling, general and administrative                14,837      12,141        22          28,620       25,776      11
   Taxes, other than on income                         3,342       2,104        59           6,244        4,303      45
   Depreciation and other amortization                12,145      10,716        13          23,650       21,464      10
                                                 -----------  -----------   ----------  -----------  -----------  ---------
                                                     115,374      91,163        27         226,735      184,192      23
                                                 -----------  -----------   ----------  -----------  -----------  ---------

           Operating income                       $   21,782   $  16,183        35%      $  35,486    $  32,144      10%
                                                 ===========  ===========   ==========  ===========  ===========  =========
           Operating margins                           15.9%       15.1%                     13.5%        14.9%
                                                 ===========  ===========               ===========  ===========


MARINE TRANSPORTATION REVENUES

         Revenues for the marine transportation segment for the 2003 second quarter were 28% over the 2002 second quarter and the 2003 first six months were 21% over the 2002 first half. The increase for both comparable periods included revenues generated from the October 2002 acquisition of 10 inland black oil tank barges and seven towboats from Coastal and the signing of a barge management agreement to manage Coastal's remaining 56 black oil tank barges. The increases also included revenues generated from the purchase of 48 inland tank barges and seven towboats, and the assumption of 16 leased inland tank barges, from SeaRiver in January 2003.

         Petrochemical volumes transported into the Midwest for the 2003 second quarter improved compared with the second quarter of 2002. Volumes transported into the Midwest have shown a gradual improvement since the second quarter of 2002, as Midwest manufacturers replenished low inventory levels of petrochemicals. Black oil volumes were strong during the 2003 second quarter, as residual fuel continued to serve as a substitute for natural gas and cat cracker feedstock for the production of refined products. Movements of refined products into the Midwest improved during the 2003 second quarter, as low Midwest gasoline inventory levels and the Gulf Coast versus Chicago gasoline price differentials encouraged the movement of Gulf Coast manufactured refined products into the Midwest. Refined products volumes were weak during the first quarter of 2003, showing some improvement in late March. For the second quarter and first half of 2002, refined products volumes were weak due to high Midwest inventories that reduced the demand for waterborne movements. With natural gas prices being high the

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES entire first half of 2003, U.S. production of nitrogen-based fertilizer was curtailed, and volumes of liquid fertilizer moved were significantly reduced. Liquid fertilizer movements in the second quarter and first half of 2002 were also weak, as significant rainfall in the Midwest kept farmers out of their fields, reducing the demand for fertilizer usage and creating high inventory levels.

         During the 2003 second quarter and first six months, approximately 70% of marine transportation revenues were under term contracts and 30% were spot market volumes. Contract rates on renewals remained relatively flat for the 2003 first six months, while spot market rates for the first six months of 2003 increased modestly over 2002 levels.

MARINE TRANSPORTATION COSTS AND EXPENSES

         Total costs and expenses for the 2003 second quarter and first six months were 27% and 23%, respectively, above the second quarter of 2002 and first half of 2002. The increase for both comparable periods reflected the additional costs and expenses associated with operating additional tank barges and towboats purchased from Coastal in October 2002 and the related barge management agreement signed with Coastal, and the SeaRiver fleet acquisition in January 2003.

         Costs of sales and operating expenses for the 2003 second quarter were 28% higher and the 2003 first half were 27% higher, respectively, than the comparable periods for 2002, reflecting additional vessel personnel and higher operating expenses from the acquisitions noted above. In addition, the 2003 first quarter costs and expenses were higher due to navigational delays caused by periods of both high and low water levels on the Mississippi River System, and fog and high winds along the Gulf Intracoastal Waterway. Navigational delays also resulted from repairs to a major lock located on the Gulf Intracoastal Waterway. The navigational delays necessitated the use of additional chartered towboats to meet service requirements and schedules. In addition, the segment incurred significantly higher fuel costs during the first quarter of 2003. The average price per gallon of diesel fuel consumed in the 2003 first quarter was $1.03, up 78% from the 2002 first quarter average price of 58 cents. For the 2003 second quarter, the average price per gallon of diesel fuel consumed dropped to 81 cents compared with 72 cents for the 2002 second quarter. Term contracts contain fuel escalation clauses that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before contracts are adjusted. It is estimated that the higher fuel prices reduced the Company's 2003 first quarter earnings by approximately $.05 per share, of which approximately $.03 per share was recovered in the 2003 second quarter.

         The segment consumed 14.5 million gallons of diesel fuel in the 2003 second quarter compared with 11.3 million gallons consumed in the second quarter of 2002. For the first six months of 2003, the segment consumed 27.4 million gallons of diesel fuel compared with 22.0 million gallons consumed in the first six months of 2002. The increase for both comparable periods reflected the acquisitions noted above.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         Selling, general and administrative expenses for the 2003 second quarter increased 22% compared with the 2002 second quarter, and increased 11% in the 2003 first six months compared with the first six months of 2002. The increase for both comparable periods reflected higher incentive compensation accruals and additional administrative personnel to support the acquisitions noted above.

         Taxes, other than on income, for the 2003 second quarter and first six months increased 59% and 45%, respectively, compared with the corresponding periods of 2002, primarily reflecting increased waterway use taxes and property taxes resulting from the fourth quarter 2002 and first quarter 2003 acquisitions noted above.

         Depreciation and other amortization expense for the 2003 second quarter and first six months increased 13% and 10%, respectively, compared with the corresponding 2002 periods. The increases for both 2003 periods reflected new tank barge additions in 2002 and 2003, as well as the acquisitions noted above.

MARINE TRANSPORTATION OPERATING INCOME AND OPERATING MARGINS

         The marine transportation operating income for the 2003 second quarter increased 35% compared with the second quarter of 2002. For the first six months of 2003, the operating income for the marine transportation segment increased 10% compared with the first six months of 2002. The operating margin for the 2003 second quarter was 15.9% compared with 15.1% for the 2002 second quarter. The operating margin for the first six months of 2003 was 13.5% compared with 14.9% for the first six months of 2002.

         The higher operating margin for the 2003 second quarter reflected improved volumes in all marine transportation products when compared with the 2002 second quarter, excluding liquid fertilizer volumes, and the two acquisitions noted above. The lower operating margin in the 2003 first six months reflected more severe winter weather conditions in the first quarter of 2003 compared with the 2002 first quarter, major repairs to a critical lock on the Gulf Intracoastal Waterway and rapidly escalating fuel prices during the 2003 first quarter that were only partially recovered under contractual fuel escalation clauses in the 2003 second quarter. The 2003 second quarter and first six months also included revenues from the barge management agreement between the Company and Coastal. The Company earns a lower operating margin from the management of the Coastal fleet, thereby reducing the overall marine transportation operating margins.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         The following table sets forth the Company's diesel engine services segment's revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2003 compared with the three months and six months ended June 30, 2002 (dollars in thousands):

                                                           Three months ended                      Six months ended
                                                                June 30,                               June 30,
                                                 -------------------------------------  -----------------------------------
                                                                                %                                    %
                                                     2003         2002        Change        2003         2002      Change
                                                 -----------  -----------   ----------  -----------  -----------  ---------
Diesel engine services revenues                   $   21,583   $  22,132       (2)%      $  44,718    $  44,579       -%
                                                 -----------  -----------   ----------  -----------  -----------  ---------



Costs and expenses:
   Costs of sales and operating expenses              16,076      16,473       (2)          33,705       33,432       1
   Selling, general and administrative                 2,994       2,780         8           5,748        5,598       3
   Taxes, other than on income                            77          62        24             160          149       7
   Depreciation and other amortization                   264         208        27             516          420      23
                                                 -----------  -----------   ----------  -----------  -----------  ---------
                                                      19,411      19,523       (1)          40,129       39,599       1
                                                 -----------  -----------   ----------  -----------  -----------  ---------

           Operating income                       $    2,172   $   2,609      (17)%      $   4,589    $   4,980     (8)%
                                                 ===========  ===========   ==========  ===========  ===========  =========
           Operating margins                           10.1%       11.8%                     10.3%        11.2%
                                                 ===========  ===========               ===========  ===========

DIESEL ENGINE SERVICES REVENUES

         The diesel engine services segment's revenues for the 2003 second quarter decreased 2% compared with the 2002 second quarter. For the 2003 first half, revenues were slightly higher than the corresponding period of 2002. During both 2003 periods, the segment benefited from a strong power generation market, particularly parts shipments to nuclear customers, several large parts sales for international oilfield customers in the Gulf Coast and a strong East Coast marine market in the 2003 first quarter. A very poor Midwest dry cargo barge market essentially offset these favorable markets. For both 2002 periods, the segment reported a strong power generation market, East Coast marine market and railroad market, partially offset by a weak Gulf Coast oil drilling and supply vessel market.

 DIESEL ENGINE SERVICES COSTS AND EXPENSES

         Costs of sales and operating expenses for the 2003 second quarter decreased 2% compared with the second quarter of 2002, while costs of sales and operating expenses for the 2003 first half increased 1% compared with the corresponding 2002 period. Selling, general and administrative expenses were higher in both 2003 periods versus 2002 primarily due to higher incentive compensation accruals and employee medical costs.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


DIESEL ENGINE SERVICES OPERATING INCOME AND OPERATING MARGINS

         Operating income for the 2003 second quarter decreased 17% compared with the second quarter of 2002, while the operating income for the 2003 first six months fell 8% compared with the first six months of 2002. The operating margin for the second quarter of 2003 was 10.1% compared with 11.8% for the second quarter of 2002. The operating margin for the 2003 first six months was 10.3%, down from the 11.2% earned in the first half of 2002.

GENERAL CORPORATE EXPENSES

         General corporate expenses for the 2003 second quarter totaled $1,498,000, or 19% higher than the second quarter of 2002. General corporate expenses for the 2003 first six months were $3,114,000, a 16% increase compared with the 2002 first six months. The increases for both comparable periods primarily reflected higher incentive compensation accruals and legal and professional fees.

OTHER INCOME AND EXPENSES

         The following table sets forth the gain (loss) on disposition of assets, equity in earnings of marine affiliates, other expense and interest expense for the three months and six months ended June 30, 2003 compared with the three months and six months ended June 30, 2002 (dollars in thousands):

                                                           Three months ended                      Six months ended
                                                                June 30,                               June 30,
                                                 -------------------------------------  -----------------------------------
                                                                                %                                      %
                                                     2003         2002        Change        2003         2002        Change
                                                 -----------  -----------  -----------  -----------  -----------  ---------
Gain (loss) on disposition of assets              $     (126)  $      27      (567)%     $    (133)   $     168      (179)%
Equity in earnings of marine affiliates           $      751   $     137       448 %     $    1,187   $     940        26 %
Other expense                                     $     (199)  $    (214)       (7)%     $     (602)  $    (341)       77 %
Interest expense                                  $   (3,867)  $  (3,366)       15 %     $   (7,321)  $  (6,873)        7 %


EQUITY IN EARNINGS OF MARINE AFFILIATES

         Equity in earnings of marine affiliates, consisting primarily of a 35% owned offshore marine partnership, increased $614,000, or 448%, for the 2003 second quarter compared with the 2002 second quarter, and increased $247,000, or 26%, in the 2003 first six months compared with the 2002 first six months. The favorable results reflected higher utilization of the four offshore dry-cargo barge and tug units in the partnership compared with the prior comparable periods of 2002, when one of the units was in the shipyard for the entire second quarter and the major customer's coal dock facility was closed for repair for two weeks during the 2002 second quarter.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


INTEREST EXPENSE

         Interest expense for the 2003 second quarter increased 15% compared with the 2002 second quarter. For the 2003 first six months, interest expense increased 7% compared with the 2002 first six months. The increase for both comparable periods reflected higher average debt, offset to some degree by lower average interest rates. The average debt and average interest rate for the second quarters of 2003 and 2002, including the effect of interest rate swaps, were $293,814,000 and 5.3%, and $240,500,000 and 5.6%, respectively. For the first six months of 2003 and 2002, the average debt and average interest rate, including the effect of interest rate swaps, were $292,408,000 and 5.1%, and $241,200,000 and 5.7%, respectively.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

BALANCE SHEET

         Total assets as of June 30, 2003 were $845,712,000 a 7% increase compared with $791,758,000 as of December 31, 2002. The following table sets forth the significant components of the balance sheet as of June 30, 2003 compared with December 31, 2002 (dollars in thousands):

                                                    June 30,         December 31,       %
                                                      2003               2002         Change
                                                 -------------    ----------------  ----------
 Assets:
    Current assets                               $ 125,830          $  119,468           5 %
    Property and equipment, net                    535,482             486,852          10
    Investment in marine affiliates                  9,284              10,238          (9)
    Goodwill - net                                 156,726             156,726          --
    Other assets                                    18,390              18,474          --
                                                  --------           ---------         ----
                                                 $ 845,712          $  791,758           7 %
                                                  ========           =========         ====
 Liabilities and stockholders' equity:
    Current liabilities                          $  97,425           $  91,245           7 %
    Long-term debt - less current portion          294,853             265,665          11
    Deferred income taxes                           85,882              85,768          --
    Minority interest and other
      long-term liabilities                         24,526              25,769          (5)
    Stockholders' equity                           343,026             323,311           6
                                                  --------           ---------         ----
                                                 $ 845,712          $  791,758           7 %
                                                  ========           =========         ====

         Current assets as of June 30, 2003 increased 5% compared with December 31, 2002. Trade accounts receivable increased 9%, primarily reflecting the acquisition of the SeaRiver fleet in January 2003 and corresponding increase in marine transportation business with SeaRiver. Insurance claims and other receivables decreased 10%, primarily due to the collection of claims receivables and the downward adjustment of certain claims.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         Property and equipment, net of accumulated depreciation, at June 30, 2003 increased 10% compared with December 31, 2002. The increase reflected $37,723,000 of capital expenditures, the acquisition of the SeaRiver fleet and the purchase of two existing tank barges for a total of $36,466,000, less $24,966,000 of depreciation expense for the 2003 first six months.

         Current liabilities as of June 30, 2003 increased 7% compared with December 31, 2002. The increase was primarily due to higher casualty loss accruals, shipyard maintenance accruals, accrued interest for the new senior term loan, and the classification $1,726,000 of fair value of interest rate swap agreements as short-term instead of long-term as they mature in the next twelve months. In addition, accounts payable, waterway use taxes, and property taxes increased due to higher business activity levels and the acquisition of the SeaRiver fleet. Offsetting these increases were lower employee incentive compensation accruals as a result of the timing of such compensation payments.

         Long-term debt, less current portion, as of June 30, 2003 increased 11% compared with December 31, 2002. The increase was primarily attributable to borrowing to finance the 2003 first quarter SeaRiver marine equipment acquisition and the 2003 first half capital expenditures, less the paydown of long-term debt from cash flow generated by the Company in the 2003 first half.

         Stockholders' equity as of June 30, 2003 increased 6% compared with December 31, 2002. The increase primarily reflected 2003 first six months net earnings of $18,657,000, a decrease in treasury stock of $1,757,000 and the recording of $1,137,000 of deferred compensation related to restricted stock grants.

 LONG-TERM FINANCING

         The Company has an unsecured $150,000,000 revolving credit facility ("Revolving Credit Facility") agented by JPMorgan Chase, with a maturity date of October 9, 2004. As of June 30, 2003, $17,000,000 was outstanding under the Revolving Credit Facility and outstanding letters of credit totaled $782,000. The Company was in compliance with all Revolving Credit Facility covenants at June 30, 2003.

         The Company has an unsecured term loan ("Term Loan") provided by a syndicate of banks, with Bank of America, N.A. as agent bank. As of June 30, 2003, $25,000,000 was outstanding under the Term Loan. The principal amounts due within one year were classified as long-term debt, as the Company has the ability and intent through the Revolving Credit Facility to refinance the payments on a long-term basis. The Term Loan requires quarterly principal payments of $12,500,000, plus interest. The Company was in compliance with all Term Loan covenants at June 30, 2003.

         On February 28, 2003, the Company issued $250,000,000 of floating rate senior notes ("Senior Notes") due February 28, 2013. The unsecured Senior Notes pay interest quarterly at a rate equal to the London Interbank Offered Rate ("LIBOR") plus a margin of 1.2%. The notes are callable at par after one year without penalty and no principal payments are required until maturity in 2013. The proceeds of the

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Senior Notes were used to repay $121,500,000 of the outstanding balance on the Term Loan and $128,500,000 of the outstanding balance on the Revolving Credit Facility. As of June 30, 2003, $250,000,000 was outstanding under the Senior Notes. The Company was in compliance with all Senior Notes covenants at June 30, 2003.

         The Company has an uncommitted $10,000,000 line of credit ("Credit Line") with Bank of America, N.A. for short-term liquidity needs and letters of credit. The Credit Line matures on November 4, 2003. As of June 30, 2003, $2,700,000 was borrowed under the Credit Line and outstanding letters of credit totaled $546,000. Amounts borrowed on the Credit Line were classified as long-term debt at June 30, 2003, as the Company has the ability and intent through the Revolving Credit Facility to refinance the short-term notes on a long-term basis.

         The Company has an uncommitted $5,000,000 revolving credit note ("Credit Note") with BNP Paribus ("BNP") for short-term liquidity needs. The Credit Note originally had a $10,000,000 borrowing limit but was reduced to $5,000,000 on February 27, 2003 by mutual agreement between BNP and the Company. In September 2002, the Company entered into a $5,000,000 uncommitted letter of credit line with BNP. On February 27, 2003, the $5,000,000 uncommitted letter of credit line was cancelled due to a lack of need. The Company did not have any borrowings outstanding under the Credit Note as of June 30, 2003.

         The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate notes with a maturity of nine months or longer. As of June 30, 2003, $121,000,000 was available under the shelf registration, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, and to fund working capital requirements. As of June 30, 2003, there were no outstanding debt securities under the shelf registration.

         In February and April 2001, the Company hedged a portion of its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and Term Loan by entering into interest rate swap agreements. Five-year interest rate swaps with notional amounts totaling $100,000,000 were executed in February 2001 and three-year interest rate swaps with notional amounts totaling $50,000,000 were executed in April 2001. On February 28, 2003, in connection with the issuing of the Senior Notes, the Company hedged a further portion of its exposure to fluctuations in short-term interest rates with a one-year interest rate swap with a notional amount of $100,000,000. The February and April 2001 interest rate swaps totaling $150,000,000 were re-designated as cash flow hedges for the Senior Notes. Under the swap agreements, the Company will pay a fixed rate of 4.96% on a notional amount of $50,000,000 for three years, an average fixed rate of 5.64% on a notional amount of $100,000,000 for five years, and a fixed rate of 1.39% on a notional amount of $100,000,000 for one year, and will receive floating rate interest payments based on LIBOR. The interest rate swaps are designated as cash flow hedges and the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of June 30, 2003, the Company had a total notional amount of $250,000,000 of interest rate swaps designated as

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES cash flow hedges for its Senior Notes. These interest rate swaps hedge a significant portion of the Company's long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2003 first six months. At June 30, 2003, the total fair value of the interest rate swap agreements was $12,091,000, of which $1,726,000 was recorded as accrued liabilities for swap maturities within the next twelve months, and $10,365,000 was recorded as long-term liabilities for swap maturities greater than twelve months. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $1,650,000 and $1,361,000 for the three months ended June 30, 2003 and 2002, respectively, and $3,125,000 and $2,646,000 for the six months ended June 30, 2003 and 2002, respectively. The Company anticipates $4,053,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of June 30, 2003 and 2002 based on quoted market values of the Company's portfolio of derivative instruments.

 CAPITAL EXPENDITURES

         Capital expenditures for the 2003 first six months totaled $37,723,000, of which $8,141,000 was for construction of new tank barges and $29,582,000 was primarily for upgrading of the existing marine transportation fleet.

         In February 2002, the Company entered into a contract for the construction of two double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of asphalt. The two barges were placed into service during the 2003 first quarter. The total purchase price of the two barges was $3,600,000, of which $164,000 was funded in 2002, with the balance expended in the 2003 first six months.

         In February 2002, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined products. Delivery of the six barges is scheduled over 2003, with two barges delivered in the 2003 second quarter. The total purchase price of the six barges is approximately $8,900,000, of which $780,000 was funded in 2002, $3,945,000 in the 2003 first six months, with the balance to be expended in the 2003 second half.

         In October 2002, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined products. Delivery of the six barges is scheduled over a six-month period starting in March 2004. The total purchase price of the six barges is approximately $8,900,000, of which $784,000 was funded in the 2003 first six months.

         In May 2003, the Company entered into a contract for the construction of 16 double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of black oil products. Delivery of the 16 barges is scheduled over 2003 and 2004, with eight anticipated to be delivered in the 2003 second half

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES and eight in the first half of 2004. The total purchase price of the 16 barges is approximately $29,000,000, of which no payments have been made to date. Under the terms of the contract, the Company has an option for the construction of 16 additional double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of black oil products.

         Over the next three years, a number of barges in the combined Company/Coastal black oil fleet will be retired and replaced with new barges. Under the barge management agreement with Coastal, Coastal has the right to maintain its same capacity share of the combined fleet by building replacement barges as older barges are retired. Coastal elected not to exercise its right to purchase its share of the 16 barges currently under construction; therefore, the Company will purchase all 16 of the barges.

         Funding for future capital expenditures and new barge construction is expected to be provided by borrowings on the Company's Revolving Credit Facility.

 TREASURY STOCK PURCHASES

         During the 2003 first six months, the Company did not purchase any treasury stock. As of August 12, 2003, the Company had 1,210,000 shares available under its common stock repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company's Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

LIQUIDITY

         The Company generated net cash provided by operating activities of $45,290,000 during the first six months of 2003, 67% higher than the $27,104,000 generated during the first six months of 2002. The 2003 and 2002 first six months were negatively influenced by unfavorable cash flow from working capital of $1,607,000 and $12,900,000, respectively.

         The Company accounts for its ownership in its four marine partnerships under the equity method of accounting, recognizing cash flow upon the receipt or distribution of cash from the partnerships and joint venture. For the six months ended June 30, 2003 and 2002, the Company received net cash totaling $2,141,000 and $1,108,000, respectively, from the marine partnerships.

         Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings, new barge construction and for other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of August 12, 2003, $136,218,000 under its Revolving Credit Facility and $121,000,000 under its shelf registration program, subject to mutual agreement to terms. As of August 11, 2003, the Company had $9,154,000 available under its Credit Line and $3,000,000 available under its Credit Note.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         Net cash provided by operating activities for the fourth quarter of 2003 may be negatively impacted by a contribution of up to $10,000,000, based on current market conditions, to the Company's defined benefit plan for vessel personnel. The plan assets primarily consist of fixed income securities and corporate stocks and any contribution would be the result of continued low interest rates and low investment returns. Funding of the plan is based on actuarial projections that are designed to satisfy minimum ERISA funding requirements and achieve adequate funding of accumulated benefit obligations. In 2002, the Company made a contribution of $17,500,000 to its defined benefit plan for vessel personnel.

         Neither the Company, nor any of its subsidiaries, is obligated on any debt instruments, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for the pricing grids on its Senior Notes, Term Loan, Revolving Credit Facility, Credit Line and Credit Note.

         The Company expects to continue to fund expenditures for acquisitions, capital expenditure projects, new barge construction, treasury stock repurchases, repayment of borrowings, and for other operating requirements from a combination of funds generated from operating activities and available financing arrangements.

         The Company has a 50% interest in a joint venture bulk liquid terminal business that has a $5,434,000 term loan outstanding at June 30, 2003. The loan is non-recourse to the Company and the Company has no guarantee obligation. The Company uses the equity method of accounting to reflect its investment in the joint venture.

         The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries for contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $6,533,000 at June 30, 2003, including $1,578,000 in letters of credit and $4,955,000 in performance bonds, of which $4,718,000 of these financial instruments relates to contingent legal obligations, which are covered by the Company's liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

         From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate swap agreements and are entered into with major financial institutions. Derivative financial instruments related to the Company's interest rate risks are intended to reduce the Company's exposure to increases in the benchmark interest rates underlying the Company's Senior Notes and variable rate bank credit facilities. The Company does not enter into derivative financial instrument transactions for speculative purposes.

         In February and April 2001, the Company hedged a portion of its exposure to fluctuations in short-term interest rates by entering into interest rate swap agreements. Five-year swap agreements with notional amounts totaling $100,000,000 were executed in February 2001 and three-year swap agreements with notional amounts totaling $50,000,000 were executed in April 2001. On February 28, 2003, in connection with the issuing of the Senior Notes, the Company hedged a further portion of its exposure to fluctuations in short-term interest rates when it entered into a one-year interest rate swap agreement with a notional amount of $100,000,000. The February and April 2001 interest rate swap agreements totaling $150,000,000 were re-designated as cash flow hedges for the Senior Notes. Under the swap agreements, the Company will pay a fixed rate of 4.96% on a notional amount of $50,000,000 for three years, an average fixed rate of 5.64% on a notional amount of $100,000,000 for five years, and a fixed rate of 1.39% on a notional amount of $100,000,000 for one year, and will receive floating rate interest payments based on LIBOR. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of June 30, 2003, the Company had a total notional amount of $250,000,000 of interest rate swaps designated as cash flow hedges for its Senior Notes. These interest rate swaps hedge a significant portion of the Company's long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2003 second quarter and first six months. At June 30, 2003, the total fair value of the interest rate swap agreements was $12,091,000, of which $1,726,000 was recorded as accrued liabilities for swap maturities within the next twelve months, and $10,365,000 was recorded as long-term liabilities for swap maturities greater than twelve months. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $1,650,000 and $1,361,000 for the three months ended June 30, 2003 and 2002, respectively and $3,125,000 and $2,646,000 for the six months ended June 30, 2003 and 2002, respectively. Fair value amounts were determined as of June 30, 2003 and 2002 based on quoted market values of the Company's portfolio of derivative instruments.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Item 4.  Controls and Procedures

         Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this quarterly report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         31.1 - Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
         31.2 - Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
         32     - Certification Pursuant to Rule 13a-14(b) and Section 906 of
                  the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:
         The Company's report on Form 8-K dated April 24, 2003 stated that the Company issued a press release announcing the Company's first quarter 2003 results of operations.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KIRBY CORPORATION
                                    (Registrant)

                                    By:    /s/ NORMAN W. NOLEN
                                           -----------------------------------
                                           Norman W. Nolen
                                           Executive Vice President, Treasurer
                                               and Chief Financial Officer
Dated:   August 12, 2003