Form 10-Q
period 2003-09-30
KIRBY CORP
filed 2003-11-12
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarter ended September 30, 2003

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-7615

                                Kirby Corporation

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                      74-1884980

   ------------------------------            ---------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

  55 Waugh Drive, Suite 1000, Houston, TX                     77007

  ---------------------------------------               ------------------
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

                                  Yes [X]   No [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on November 11, 2003 was 24,254,000.

Part I Financial Information

Item 1. Financial Statements

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                 September 30,      December 31,
                                                                     2003               2002
                                                                 ------------       ------------
                                                                        ($ in thousands)
Current assets:
  Cash and cash equivalents                                        $  1,749           $  1,432
  Accounts receivable:
    Trade - less allowance for doubtful accounts                     81,765             79,829
    Insurance claims and other                                        4,439              6,129
  Inventory - finished goods                                         13,989             15,549
  Prepaid expenses and other current assets                          16,205             12,777
  Deferred income taxes                                               3,036              3,752
                                                                   --------           --------

    Total current assets                                            121,183            119,468
                                                                   --------           --------

Property and equipment                                              876,437            797,937
  Less accumulated depreciation                                     342,828            311,085
                                                                   --------           --------

                                                                    533,609            486,852
                                                                   --------           --------

Investment in marine affiliates                                       9,536             10,238
Goodwill - net                                                      156,726            156,726
Other assets                                                         17,039             18,474
                                                                   --------           --------

                                                                   $838,093           $791,758
                                                                   ========           ========

            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    September 30,      December 31,
                                                                        2003              2002
                                                                    -------------      ------------
                                                                           ($ in thousands)
Current liabilities:
  Current portion of long-term debt                                  $     253          $     336
  Income taxes payable                                                   2,463              1,443
  Accounts payable                                                      35,999             37,509
  Accrued liabilities                                                   58,482             47,392
  Deferred revenues                                                      3,549              4,565
                                                                     ---------          ---------

         Total current liabilities                                     100,746             91,245
                                                                     ---------          ---------

Long-term debt - less current portion                                  269,796            265,665
Deferred income taxes                                                   86,216             85,768
Minority interests                                                       2,947              2,691
Other long-term liabilities                                             21,798             23,078
                                                                     ---------          ---------

                                                                       380,757            377,202
                                                                     ---------          ---------

Contingencies and commitments                                               --                 --

Stockholders' equity:
  Preferred stock, $1.00 par value per share.  Authorized
     20,000,000 shares                                                      --                 --
  Common stock, $.10 par value per share.  Authorized
     60,000,000 shares, issued 30,907,000 shares                         3,091              3,091
  Additional paid-in capital                                           177,272            176,867
  Accumulated other comprehensive income                                (7,734)            (8,062)
  Deferred compensation                                                 (1,070)                --
  Retained earnings                                                    299,525            269,657
                                                                     ---------          ---------
                                                                       471,084            441,553
  Less cost of 6,667,000 shares in treasury (6,900,000 at
     December 31, 2002)                                                114,494            118,242
                                                                     ---------          ---------

                                                                       356,590            323,311
                                                                     ---------          ---------

                                                                     $ 838,093          $ 791,758
                                                                     =========          =========

            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                          Three months ended                Nine months ended
                                                             September 30,                    September 30,
                                                     --------------------------        --------------------------
                                                        2003             2002             2003            2002
                                                     ---------        ---------        ---------        ---------
                                                               ($ in thousands, except per share amounts)
Revenues:
   Marine transportation                             $ 134,396        $ 113,343        $ 396,617        $ 329,679
   Diesel engine services                               20,111           21,264           64,829           65,843
                                                     ---------        ---------        ---------        ---------

                                                       154,507          134,607          461,446          395,522
                                                     ---------        ---------        ---------        ---------
Costs and expenses:
   Costs of sales and operating expenses                98,800           81,652          300,804          247,868
   Selling, general and administrative                  18,069           16,748           54,381           49,436
   Taxes, other than on income                           3,385            2,627            9,921            7,185
   Depreciation and other amortization                  13,369           10,826           38,495           33,845
   Loss (gain) on disposition of assets                    (71)            (425)              62             (593)
                                                     ---------        ---------        ---------        ---------

                                                       133,552          111,428          403,663          337,741
                                                     ---------        ---------        ---------        ---------

      Operating income                                  20,955           23,179           57,783           57,781
Equity in earnings (loss) of marine affiliates           1,022              (68)           2,209              872
Other expense                                             (134)            (447)            (736)            (788)
Interest expense                                        (3,761)          (3,378)         (11,082)         (10,251)
                                                     ---------        ---------        ---------        ---------

      Earnings before taxes on income                   18,082           19,286           48,174           47,614
Provision for taxes on income                           (6,871)          (7,329)         (18,306)         (18,093)
                                                     ---------        ---------        ---------        ---------

      Net earnings                                   $  11,211        $  11,957        $  29,868        $  29,521
                                                     =========        =========        =========        =========

Net earnings per share of common stock:

   Basic                                             $     .46        $     .50        $    1.24        $    1.23
                                                     =========        =========        =========        =========
   Diluted                                           $     .46        $     .49        $    1.22        $    1.21
                                                     =========        =========        =========        =========

            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine months ended September 30,
                                                                                 -------------------------------
                                                                                    2003                2002
                                                                                 -----------         -----------
                                                                                        ($ in thousands)
Cash flows from operating activities:
  Net earnings                                                                    $  29,868          $  29,521
  Adjustments to reconcile net earnings to net cash provided by operations:
    Depreciation and other amortization                                              38,495             33,845
    Deferred income taxes                                                               986              2,387
    Equity in earnings of marine affiliates, net of distributions and
     contributions                                                                      702                 90
    Loss (gain) on disposition of assets                                                 62               (593)
    Other                                                                             1,555                772
    Increase (decrease) in cash flows resulting from changes in
     operating assets and liabilities, net                                            8,058             (6,608)
                                                                                  ---------          ---------
      Net cash provided by operating activities                                      79,726             59,414
                                                                                  ---------          ---------

Cash flows from investing activities:
  Capital expenditures                                                              (52,187)           (39,198)
  Acquisition of businesses and marine equipment                                    (37,816)            (4,600)
  Proceeds from disposition of assets                                                 3,622              5,868
  Other                                                                                  --               (236)
                                                                                  ---------          ---------
      Net cash used in investing activities                                         (86,381)           (38,166)
                                                                                  ---------          ---------

Cash flows from financing activities:
  Borrowings (payments) on bank credit facilities, net                             (245,700)            33,700
  Borrowings (payments) on long-term debt, net                                      249,748            (50,252)
  Proceeds from exercise of stock options                                             3,388              2,186
  Purchase of treasury stock                                                             --             (3,931)
  Other                                                                                (464)              (904)
                                                                                  ---------          ---------
      Net cash provided by (used in) financing activities                             6,972            (19,201)
                                                                                  ---------          ---------
      Increase in cash and cash equivalents                                             317              2,047

Cash and cash equivalents, beginning of year                                          1,432              1,850
                                                                                  ---------          ---------
Cash and cash equivalents, end of period                                          $   1,749          $   3,897
                                                                                  =========          =========
Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                                                      $  10,048          $  11,254
    Income taxes                                                                  $  15,958          $  15,640
  Non-cash investing and financing activity:
    Disposition of assets for notes receivable                                    $     900          $   1,100

            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and December 31, 2002, and the results of operations for the three months and nine months ended September 30, 2003 and 2002.

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

         On October 31, 2002, the Company completed the acquisition of seven inland tank barges and 13 inland towboats from Coastal Towing, Inc. ("Coastal") for $17,053,000 in cash. In addition, the Company and Coastal entered into a barge management agreement whereby the Company will serve as manager of the two companies' combined black oil fleet for a period of seven years. The combined black oil fleet consists of 56 barges owned by Coastal, of which 38 are currently active, and the Company's 66 black oil barges. Coastal is engaged in the inland tank barge transportation of black oil products along the Gulf Intracoastal Waterway and the Mississippi River and its tributaries. In a related transaction, on September 25, 2002, the Company purchased from Coastal three black oil tank barges for $1,800,000 in cash. Financing of the equipment acquisitions was through the Company's revolving credit facility.

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

(3)      ACCOUNTING STANDARDS

         In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 requires the fair value of a liability associated with an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The Company adopted SFAS No. 143 effective January 1, 2003 with no effect on the Company's financial position or results of operations.

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

         In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than accruing costs at the date of management's commitment to an exit or disposal plan. The Company adopted SFAS No. 146 for all exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the 2003 first nine months, as there were no applicable exit or disposal activities.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

(3)      ACCOUNTING STANDARDS - (Continued)

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 197 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements were effective for the Company's financial statements for interim and annual periods ended after December 15, 2002. The Company adopted the recognition provisions of the Interpretation effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of the Interpretation did not have a material effect on the Company's financial position or results of operations. The Company's guarantees as of September 30, 2003 are described in Note 8, Contingencies.

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

         The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method of accounting for stock-based employee compensation, since the exercise price of the Company's stock options is set at the fair market value on the date of grant, no compensation expense is recorded. The Company is required under SFAS No. 123 to disclose pro forma information relating to option grants as if the Company used the fair value method of accounting, which requires the recording of estimated compensation expenses.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

(3)      ACCOUNTING STANDARDS - (Continued)

         The following table summarizes pro forma net earnings and earnings per share for the three months and nine months ended September 30, 2003 and 2002 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amounts):

                                                         Three months ended       Nine months ended
                                                            September 30,           September 30,
                                                       ----------------------  ----------------------
                                                          2003        2002        2003        2002
                                                       ----------  ----------  ----------  ----------
Net earnings, as reported                               $ 11,211    $ 11,957    $ 29,868    $ 29,521
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                               (935)       (950)     (2,665)     (2,499)
                                                        --------    --------    --------    --------
Pro forma net earnings                                  $ 10,276    $ 11,007    $ 27,203    $ 27,022
                                                        ========    ========    ========    ========
Earnings per share:
   Basic - as reported                                  $    .46    $    .50    $   1.24    $   1.23
   Basic - pro forma                                    $    .43    $    .46    $   1.13    $   1.12
   Diluted - as reported                                $    .46    $    .49    $   1.22    $   1.21
   Diluted - pro forma                                  $    .42    $    .45    $   1.11    $   1.11

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities where an interest is obtained after January 31, 2003. The application of this Interpretation has not had an effect on the Company's financial position or results of operations.

         In April 2003, Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149") was issued. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 for decisions made: (1) as part of the Derivatives Implementation Group process that requires amendments to SFAS No. 133; (2) in connection with other Financial Accounting Standards Board projects dealing with financial instruments; and (3) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no effect on the Company's financial position or results of operations.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

(3)      ACCOUNTING STANDARDS - (Continued)

         In May 2003, Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150") was issued. SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no effect on the Company's financial position or results of operations.

(4)      COMPREHENSIVE INCOME

         The Company's total comprehensive income for the three months and nine months ended September 30, 2003 and 2002 was as follows (in thousands):

                                                Three months ended      Nine months ended
                                                   September 30,           September 30,
                                              ----------------------  ----------------------
                                                 2003        2002        2003        2002
                                              ----------  ----------  ----------  ----------
Net earnings                                  $   11,211  $  11,957    $ 29,868    $ 29,521
Change in fair value of derivative financial
      instruments, net of tax                        125     (3,345)        328      (4,755)
                                              ----------  ---------    --------    --------
         Total comprehensive income           $   11,336  $   8,612    $ 30,196    $ 24,766
                                              ==========  =========   ==========   ========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

(5)      SEGMENT INFORMATION

         The following table sets forth the Company's revenues and profit (loss) by reportable segment for the three months and nine months ended September 30, 2003 and 2002 and total assets as of September 30, 2003 and December 31, 2002 (in thousands):

                                 Three months ended           Nine months ended
                                    September 30,               September 30,
                             --------------------------    --------------------------
                                2003           2002           2003            2002
                             ----------     ----------     ----------      ----------
Revenues:
     Marine transportation   $  134,396     $  113,343     $  396,617      $  329,679
     Diesel engine services      20,111         21,264         64,829          65,843
                             ----------     ----------     ----------      ----------
                             $  154,507     $  134,607     $  461,446      $  395,522
                             ==========     ==========     ==========      ==========

Segment profit (loss):
     Marine transportation   $   20,828     $   22,158     $   56,314      $   54,302
     Diesel engine services       1,653          2,042          6,242           7,022
     Other                       (4,399)        (4,914)       (14,382)        (13,710)
                             ----------     ----------     ----------      ----------
                             $   18,082     $   19,286     $   48,174      $   47,614
                             ==========     ==========     ==========      ==========

                                                           September 30,   December 31,
                                                                2003           2002
                                                           -------------   ------------
Total assets:
     Marine transportation                                 $  779,266      $  726,353
     Diesel engine services                                    38,379          45,531
     Other                                                     20,448          19,874
                                                           ----------      ----------
                                                           $  838,093      $  791,758
                                                           ==========      ==========

         The following table presents the details of "Other" segment profit
(loss) for the three months and nine months ended September 30, 2003 and 2002 (in thousands):

                                                  Three months ended      Nine months ended
                                                     September 30,          September 30,
                                                 ---------------------   --------------------
                                                   2003        2002        2003        2002
                                                 --------    --------    --------    --------
General corporate expenses                       $ (1,597)   $ (1,446)   $ (4,711)   $ (4,136)
Gain (loss) on disposition of assets                   71         425         (62)        593
Interest expense                                   (3,761)     (3,378)    (11,082)    (10,251)
Equity in earnings (loss) of marine affiliates      1,022         (68)      2,209         872
Other expense                                        (134)       (447)       (736)       (788)
                                                 --------    --------    --------    --------
                                                 $ (4,399)   $ (4,914)   $(14,382)   $(13,710)
                                                 ========    ========    ========    ========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

(5)      SEGMENT INFORMATION - (Continued)

         The following table presents the details of "Other" total assets as of September 30, 2003 and December 31, 2002 (in thousands):

                                 September 30,   December 31,
                                     2003            2002
                                 ------------    ------------
General corporate assets            $10,912        $ 9,636
Investment in marine affiliates       9,536         10,238
                                    -------        -------
                                    $20,448        $19,874
                                    =======        =======

(6)      TAXES ON INCOME

         Details of the provision for taxes on income for the three months and nine months ended September 30, 2003 and 2002 were as follows (in thousands):

                                 Three months ended  Nine months ended
                                    September 30,       September 30,
                                 ------------------  ------------------
                                   2003      2002      2003      2002
                                 --------  --------  --------  --------
Provision for taxes on income:
       Current                   $ 6,343    $3,536    $16,617   $14,503
       Deferred                       55     3,202        361     2,187
       State and local               473       591      1,328     1,403
                                 -------    ------    -------   -------
                                 $ 6,871    $7,329    $18,306   $18,093
                                 =======    ======    =======   =======

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

(7)      EARNINGS PER SHARE

         The following table presents the components of basic and diluted earnings per share for the three months and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts):

                                              Three months ended  Nine months ended
                                                 September 30,      September 30,
                                              ------------------  -----------------
                                                2003       2002    2003      2002
                                              -------    -------  -------   -------
Net earnings                                  $11,211    $11,957  $29,868   $29,521
                                              =======    =======  =======   =======
Basic earnings per share:
Weighted average number of common shares
     outstanding                               24,166     24,016   24,112    24,080
                                              =======    =======  =======   =======
     Basic earnings per share                 $   .46    $   .50  $  1.24   $  1.23
                                              =======    =======  =======   =======
Diluted earnings per share:
Weighted average number of common shares
     outstanding                               24,166     24,016   24,112    24,080
Dilutive shares applicable to stock options       379        201      317       358
                                              -------    -------  -------   -------
     Shares applicable to diluted earnings     24,545     24,217   24,429    24,438
                                              =======    =======  =======   =======
     Diluted earnings per share               $   .46    $   .49  $  1.22   $  1.21
                                              =======    =======  =======   =======

         Certain outstanding options to purchase approximately 32,000 and 405,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2003 and 2002, respectively, as such stock options would have been antidilutive.

(8)      CONTINGENCIES

         The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $6,533,000 at September 30, 2003, including $1,578,000 in letters of credit and $4,955,000 in performance bonds, of which $4,718,000 of these financial instruments relates to contingent legal obligations, which are covered by the Company's liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Part I   Financial Information

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

         On October 31, 2002, the Company completed the acquisition of seven inland black oil tank barges and 13 inland towboats from Coastal for $17,053,000 in cash. In addition, the Company and Coastal entered into a barge management agreement whereby the Company will serve as manager of the two companies' combined black oil fleet for a period of seven years. The combined black oil fleet consists of 56 barges owned by Coastal, of which 38 are currently active, and the Company's 66 black oil barges. In a related transaction, on September 25, 2002, the Company purchased from Coastal three black oil tank barges for $1,800,000 in cash.

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

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

RESULTS OF OPERATIONS

         The Company reported third quarter 2003 net earnings of $11,211,000, or $.46 per share, on revenues of $154,507,000, compared with third quarter 2002 net earnings of $11,957,000, or $.49 per share, on revenues of $134,607,000. Net earnings for the nine months ended September 30, 2003 were $29,868,000, or $1.22 per share, on revenues of $461,446,000, compared with net earnings of $29,521,000, or $1.21 per share, on revenues of $395,522,000 for the first nine months of 2002.

         Marine transportation revenues for the 2003 third quarter totaled $134,396,000, or 87% of total revenues, compared with $113,343,000, or 84% of total revenues for the 2002 third quarter. For the first nine months of 2003, marine transportation revenues totaled $396,617,000, or 86% of total revenues, compared with $329,679,000 or 83% of total revenues for the first nine months of 2002. Diesel engine services revenues for the 2003 third quarter totaled $20,111,000, or 13% of total revenues, compared with $21,264,000, or 16% of total revenues for the 2002 third quarter. For the first nine months of 2003, diesel engine services revenues totaled $64,829,000, or 14% of total revenues, compared with $65,843,000, or 17% of total revenues for the first nine months of 2002.

         For purposes of the Management's Discussion, all earnings per share are "Diluted earnings per share." The weighted average number of common shares applicable to diluted earnings for the third quarters of 2003 and 2002 were 24,545,000 and 24,217,000, respectively, and for the first nine months of 2003 and 2002 were 24,429,000 and 24,438,000, respectively. The increase in the weighted average number of common shares for the 2003 third quarter when compared with the corresponding 2002 quarter primarily reflected more dilutive shares applicable to stock option plans due to the inclusion of certain outstanding options to purchase shares of common stock in the computation of diluted earnings per share.

MARINE TRANSPORTATION

         The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of September 30, 2003, the marine transportation segment operated 882 active inland tank barges, with a total capacity of 16.0 million barrels, compared with 809 active inland tank barges at September 30, 2002, with a total capacity of
14.5 million barrels. At December 31, 2002, the segment operated 848 active inland tank barges with a capacity of 15.5 million barrels. The segment also operated an average of 222 inland towboats during the 2003 third quarter and an average of 226 towboats for the nine months ended September 30, 2003. This compared with an average of 196 towboats operated during the third quarter of 2002 and 200 towboats operated during the first nine months of 2002. The marine transportation segment is also the managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The partnership is accounted for under the equity method of accounting.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         The following table sets forth the Company's marine transportation segment's revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2003 compared with the three months and nine months ended September 30, 2002 (dollars in thousands):

                                                 Three months ended                Nine months ended
                                                    September 30,                    September 30,
                                           ------------------------------    ------------------------------
                                                                     %                                 %
                                             2003        2002      Change      2003        2002      Change
                                           --------    --------    ------    --------    --------    ------
Marine transportation revenues             $134,396    $113,343      19%     $396,617    $329,679       20%
                                           --------    --------    ----      --------    --------     ----
Costs and expenses:
   Costs of sales and operating expenses     83,492      65,530      27       251,713     198,179       27
   Selling, general and administrative       14,216      13,155       8        42,836      38,931       10
   Taxes, other than on income                3,206       2,517      27         9,450       6,820       39
   Depreciation and other amortization       12,654       9,983      27        36,304      31,447       15
                                           --------    --------    ----      --------    --------     ----
                                            113,568      91,185      25       340,303     275,377       24
                                           --------    --------    ----      --------    --------     ----

           Operating income                $ 20,828    $ 22,158      (6)%    $ 56,314    $ 54,302        4%
                                           ========    ========    ====      ========    ========     ====
           Operating margins                   15.5%       19.5%                 14.2%       16.5%
                                           ========    ========              ========    ========

MARINE TRANSPORTATION REVENUES

         Revenues for the marine transportation segment for the 2003 third quarter were 19% over the 2002 third quarter and revenues for the 2003 first nine months were 20% over the 2002 first nine months. The increase for both comparable periods included revenues generated from the October 2002 acquisition of 10 inland black oil tank barges and seven towboats from Coastal and the signing of a barge management agreement to manage Coastal's remaining 56 black oil tank barges. The increases also included revenues generated from the purchase of 48 inland tank barges and seven towboats, and the assumption of 16 leased inland tank barges, from SeaRiver in January 2003.

         Petrochemical volumes transported into the Midwest for the 2003 third quarter, excluding the SeaRiver volumes noted above, reflected a continued gradual improvement when compared with the third quarter of 2002, driven by higher volumes from several of the Company's significant customers and strong volumes for petrochemicals used in the production of gasoline blending components. Black oil volumes during the 2003 third quarter remained consistent with the volume levels for the 2003 first and second quarters, and excluding the Coastal volumes noted above, were higher than the 2002 third quarter volumes. During the 2003 first nine months, volumes of residual fuel, a black oil product, increased as residual fuel served as a substitute for natural gas and cat cracker feedstock for the production of refined products, and offset a decline in asphalt volumes, which have declined due to a reduction in state and federal funding for road construction. Refined products volumes during the 2003 third quarter were similar to the 2003 second quarter and higher than 2002 third quarter volumes, as low Midwest gasoline inventory levels and Gulf Coast versus Midwest gasoline price differentials encouraged the movement of Gulf Coast manufactured refined products into the Midwest. Refined products volumes were weak

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES during the first quarter of 2003, showing some improvement in late March. During 2002, refined products volumes improved during the third quarter, the result of seasonal demand, from the weak volumes experienced during the first six months that were negatively impacted by high inventory levels and a new refined products pipeline from the Gulf Coast to the Midwest that went online April 1, 2002. Liquid fertilizer volumes, which are generally slow in the third quarter, remained very weak in the 2003 third quarter when compared with the 2002 third quarter. High natural gas prices throughout 2003 have significantly curtailed the U.S. production and application of nitrogen-based fertilizer. During the 2002 third quarter, liquid fertilizer volumes returned to seasonal levels, an improvement from the weak levels experienced in the 2002 first half when significant rainfall in the Midwest kept farmers out of their fields, reducing the demand for fertilizer usage.

         During the 2003 third quarter and first nine months, approximately 70% of marine transportation revenues were under term contracts and 30% were spot market volumes. Contract rates on renewals remained relatively flat for the 2003 third quarter and first nine months. Spot market rates for the 2003 third quarter declined modestly, reflecting the pass-through of lower fuel costs and good navigational conditions which allowed the industry to be more efficient, thereby resulting in additional available industry capacity. For the first nine months of 2003, spot market rates were modestly higher when compared with 2002 comparable period levels.

MARINE TRANSPORTATION COSTS AND EXPENSES

         Total costs and expenses for the 2003 third quarter and first nine months were 25% and 24%, respectively, above the third quarter of 2002 and first nine months of 2002. The increase for both comparable periods reflected the additional costs and expenses associated with operating additional tank barges and towboats purchased from Coastal in October 2002 and the related barge management agreement signed with Coastal, and the SeaRiver fleet acquisition in January 2003.

         Costs of sales and operating expenses for the 2003 third quarter and first nine months were 27% higher than the comparable periods for 2002, reflecting additional vessel personnel and higher operating expenses from the acquisitions noted above. The 2003 first quarter costs and expenses were higher due to navigational delays caused by periods of both high and low water levels on the Mississippi River System, and fog and high winds along the Gulf Intracoastal Waterway. Navigational delays also resulted from repairs to a major lock located on the Gulf Intracoastal Waterway. The navigational delays necessitated the use of additional chartered towboats to meet service requirements and schedules.

         Costs of sales and operating expenses for the first three quarters of 2003 included significantly higher fuel costs when compared with the first three quarters of 2002. The average price per gallon of diesel fuel consumed in the 2003 first quarter was $1.03, up 78% from the 2002 first quarter average price of 58 cents. For the 2003 second quarter, the average price per gallon of diesel fuel consumed dropped to 81 cents, 13% above the 2002 second quarter average price of 72 cents. For the 2003 third quarter, the average price per gallon of diesel fuel consumed was 86 cents compared with 73 cents for the 2002 third quarter, an increase of 18%. Term contracts contain fuel escalation clauses that allow the

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before contracts are adjusted. It is estimated that the higher fuel prices reduced the Company's 2003 first quarter earnings by approximately $.05 per share, of which approximately $.03 per share was recovered in the 2003 second quarter. For the 2003 third quarter, the negative impact of the higher fuel costs was marginal.

         The segment consumed 14.2 million gallons of diesel fuel in the 2003 third quarter compared with 12.1 million gallons consumed in the third quarter of 2002. For the first nine months of 2003, the segment consumed 41.6 million gallons of diesel fuel compared with 34.1 million gallons consumed in the first nine months of 2002. The increase for both comparable periods primarily reflected the acquisitions noted above.

         Selling, general and administrative expenses for the 2003 third quarter increased 8% compared with the 2002 third quarter, and increased 10% in the 2003 first nine months compared with the first nine months of 2002. The increase for both comparable periods reflected higher incentive compensation accruals, professional fees, and additional administrative personnel to support the acquisitions noted above.

         Taxes, other than on income, for the 2003 third quarter and first nine months increased 27% and 39%, respectively, compared with the corresponding periods of 2002, primarily reflecting increased waterway use taxes and property taxes resulting from the fourth quarter 2002 and first quarter 2003 acquisitions noted above.

         Depreciation and other amortization expense for the 2003 third quarter and first nine months increased 27% and 15%, respectively, compared with the corresponding 2002 periods. The increases for both 2003 periods reflected new tank barge additions in 2002 and 2003, as well as the acquisitions noted above.

MARINE TRANSPORTATION OPERATING INCOME AND OPERATING MARGINS

         The marine transportation operating income for the 2003 third quarter decreased 6% compared with the third quarter of 2002. For the 2003 first nine months, the operating income for the marine transportation segment increased 4% compared with the first nine months of 2002. The operating margin for the 2003 third quarter was 15.5% compared with 19.5% for the 2002 third quarter. The operating margin for the first nine months of 2003 was 14.2% compared with 16.5% for the first nine months of 2002.

         The operating margins for the 2003 third quarter and first nine months reflected higher revenues, and costs and expenses, primarily from the two acquisitions noted above; however, the segment's inability to raise marine transportation rates sufficiently to offset increases in costs and expenses have resulted in a lower operating margins compared with corresponding prior periods. The lower operating margin in the 2003 first nine months reflected more severe winter weather conditions in the first quarter of 2003 compared with the 2002 first quarter, major repairs to a critical lock on the Gulf Intracoastal Waterway and rapidly escalating fuel prices during the 2003 first quarter that were only partially recovered under contractual fuel escalation clauses in the 2003 second quarter. The 2003 third quarter

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES and first nine months also included revenues from the barge management agreement between the Company and Coastal. The Company earns a lower operating margin from the management of the Coastal fleet, thereby reducing the overall marine transportation operating margin.

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

         The following table sets forth the Company's diesel engine services segment's revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2003 compared with the three months and nine months ended September 30, 2002 (dollars in thousands):

                                                     Three months ended                     Nine months ended
                                                        September 30,                         September 30,
                                            ---------------------------------       -------------------------------
                                                                         %                                     %
                                              2003         2002        Change         2003         2002      Change
                                            --------     --------      ------       --------     --------    ------
Diesel engine services revenues             $ 20,111     $ 21,264        (5)%       $ 64,829     $ 65,843      (2)%
                                            --------     --------       ---         --------     --------    ----
Costs and expenses:
   Costs of sales and operating expenses      15,246       16,066        (5)          48,951       49,498      (1)
   Selling, general and administrative         2,859        2,826         1            8,607        8,424       2
   Taxes, other than on income                    81           65        25              241          214      13
   Depreciation and other amortization           272          265         3              788          685      15
                                            --------     --------       ---         --------     --------     ---
                                              18,458       19,222        (4)          58,587       58,821      --
                                            --------     --------       ---         --------     --------     ---

               Operating income             $  1,653     $  2,042       (19)%       $  6,242     $  7,022     (11)%
                                            ========     ========       ===         ========     ========     ===
               Operating margins                 8.2%         9.6%                       9.6%        10.7%
                                            ========     ========                   ========     ========

DIESEL ENGINE SERVICES REVENUES

         The diesel engine services segment's revenues for the 2003 third quarter decreased 5% compared with the 2002 third quarter. The segment was negatively impacted by a continued poor Midwest dry cargo barge market, the timing of engine overhauls in the East and West Coast marine markets, and a continued weak rail market. The negative results were partially offset by a favorable power generation market, the result of several overhaul projects for an international customer, and an improved Gulf Coast market, the result of several large parts sales for international oilfield customers. For the 2002 third quarter, the segment benefited from strong power generation and railroad markets, partially offset by a weak Gulf Coast drilling and supply vessel market.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         For the 2003 first nine months, revenues decreased 2% compared with the corresponding period of 2002. A very weak Midwest dry cargo barge market and rail market was partially offset by an improved Gulf Coast drilling and supply vessel market, East and West Coast marine markets, except for the 2003 third quarter as noted above, and a strong power generation market, servicing stand-by power generators. For the 2002 first nine months, the segment benefited from a strong power generation market and railroad markets, partially offset by a weak Gulf Coast drilling and supply vessel market.

 DIESEL ENGINE SERVICES COSTS AND EXPENSES

         Costs of sales and operating expenses for the 2003 third quarter decreased 5% compared with the third quarter of 2002, while costs of sales and operating expenses for the 2003 first nine months decreased 1% compared with the corresponding 2002 period. The decreases for both 2003 periods compared with the prior year periods primarily reflected the lower service activity. Selling, general and administrative expenses were slightly higher in both 2003 periods versus 2002 primarily due to higher incentive compensation accruals and employee medical costs.

DIESEL ENGINE SERVICES OPERATING INCOME AND OPERATING MARGINS

         Operating income for the 2003 third quarter decreased 19% compared with the third quarter of 2002, while the operating income for the 2003 first nine months fell 11% compared with the first nine months of 2002. The operating margin for the third quarter of 2003 was 8.2% compared with 9.6% for the third quarter of 2002. The operating margin for the 2003 first nine months was 9.6%, down from 10.7% in the first nine months of 2002.

GENERAL CORPORATE EXPENSES

         General corporate expenses for the 2003 third quarter totaled $1,597,000, or 10% higher than the third quarter of 2002. General corporate expenses for the 2003 first nine months were $4,711,000, a 14% increase compared with the 2002 first nine months. The increases for both comparable periods primarily reflected higher incentive compensation accruals and legal and professional fees.

OTHER INCOME AND EXPENSES

         The following table sets forth the gain (loss) on disposition of assets, equity in earnings of marine affiliates, other expense and interest expense for the three months and nine months ended September 30, 2003 compared with the three months and nine months ended September 30, 2002 (dollars in thousands):

                                                         Three months ended                   Nine months ended
                                                            September 30,                       September 30,
                                                 ----------------------------------   ---------------------------------
                                                                                %                                %
                                                    2003         2002        Change     2003        2002       Change
                                                 ---------    ---------     -------   ---------   ---------   ---------
Gain (loss) on disposition of assets             $      71    $     425       (83)%   $     (62)  $     593    (110)%
Equity in earnings (loss) of marine affiliates   $   1,022    $     (68)    1,603%    $   2,209   $     872     153%
Other expense                                    $    (134)   $    (447)      (70)%   $    (736)  $    (788)     (7)%
Interest expense                                 $  (3,761)   $  (3,378)       11%    $ (11,082)  $ (10,251)      8%

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

EQUITY IN EARNINGS OF MARINE AFFILIATES

         Equity in earnings of marine affiliates, consisting primarily of a 35% owned offshore marine partnership, for the 2003 third quarter totaled $1,022,000 compared with a loss of $68,000 for the 2002 third quarter, and totaled $2,209,000 for the 2003 first nine months compared with $872,000 for the 2002 first nine months. The favorable results for both 2003 periods reflected higher utilization of the four offshore dry-cargo barge and tug units in the partnership compared with the prior comparable periods of 2002, as well as the settlement of 2002 demurrage charges in the 2003 third quarter. The comparable 2002 periods were negatively impacted by weather delays from Tropical Storm Isidore, maintenance on two of the four units in the partnerships during the 2002 second and third quarters, and the major customer's coal dock facility closure for repair for two weeks during the 2002 second quarter.

INTEREST EXPENSE

         Interest expense for the 2003 third quarter increased 11% compared with the 2002 third quarter. For the 2003 first nine months, interest expense increased 8% compared with the 2002 first nine months. The increase for both comparable periods reflected higher average debt, offset to some degree by lower average interest rates. The average debt and average interest rate for the third quarters of 2003 and 2002, including the effect of interest rate swaps used to hedge against fluctuations in floating interest rates, were $282,208,000 and 5.3%, and $239,700,000 and 5.6%, respectively. For the first nine months of 2003 and 2002, the average debt and average interest rate, including the effect of interest rate swaps, were $289,005,000 and 5.1%, and $240,700,000 and 5.7%, respectively.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

BALANCE SHEET

         Total assets as of September 30, 2003 were $838,093,000, a 6% increase compared with $791,758,000 as of December 31, 2002. The following table sets forth the significant components of the balance sheet as of September 30, 2003 compared with December 31, 2002 (dollars in thousands):

                                            September 30,   December 31,     %
                                                2003           2002        Change
                                            ------------    ------------   ------
Assets:
   Current assets                           $     121,183   $    119,468     1 %
   Property and equipment, net                    533,609        486,852    10
   Investment in marine affiliates                  9,536         10,238    (7)
   Goodwill - net                                 156,726        156,726    --
   Other assets                                    17,039         18,474    (8)
                                            -------------   ------------    --
                                            $     838,093   $    791,758     6 %
                                            =============   ============    ==
Liabilities and stockholders' equity:
   Current liabilities                      $     100,746   $     91,245    10 %
   Long-term debt - less current portion          269,796        265,665     2
   Deferred income taxes                           86,216         85,768     1
   Minority interest and other
     long-term liabilities                         24,745         25,769    (4)
   Stockholders' equity                           356,590        323,311    10
                                            -------------   ------------    --
                                            $     838,093   $    791,758     6 %
                                            =============   ============    ==

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         Current assets as of September 30, 2003 increased 1% compared with December 31, 2002. Trade accounts receivable increased 2%, primarily reflecting the acquisition of the SeaRiver fleet in January 2003 and corresponding increase in marine transportation business with SeaRiver. Insurance claims and other receivables decreased 28%, primarily due to the collection of claims receivables and diesel engine services' engine core receivables. The 10% decrease in inventory - finished goods reflected enhanced emphasis on inventory management in the diesel engine services segment, while the 27% increase in prepaid expenses and other current assets reflected the timing of the payment of expenses that were paid and amortized over a twelve month period.

         Property and equipment, net of accumulated depreciation, at September 30, 2003 increased 10% compared with December 31, 2002. The increase reflected $52,187,000 of capital expenditures, the acquisition of the SeaRiver fleet and the purchase of two existing tank barges for a total of $36,466,000, less $38,208,000 of depreciation expense for the 2003 first nine months.

         Current liabilities as of September 30, 2003 increased 10% compared with December 31, 2002. The increase was primarily due to higher casualty loss accruals, shipyard maintenance accruals, the classification of $1,205,000 of fair value of interest rate swap agreements as short-term instead of long-term, as they mature in the next twelve months, and income tax payable, due to the timing of such federal tax payments. In addition, waterway use taxes and property taxes were higher due to increased business activity levels and the acquisition of the SeaRiver fleet. Offsetting these increases were lower accounts payable.

         Long-term debt, less current portion, as of September 30, 2003 increased 2% compared with December 31, 2002. The increase was primarily attributable to borrowing to finance the 2003 first quarter SeaRiver marine equipment acquisition and the 2003 first nine months capital expenditures, less the paydown of long-term debt from net cash provided by operating activities in the 2003 first nine months.

         Stockholders' equity as of September 30, 2003 increased 10% compared with December 31, 2002. The increase primarily reflected 2003 first nine months net earnings of $29,868,000, a decrease in treasury stock of $3,748,000, primarily from the exercise of employee stock options, and the recording of $1,070,000 of deferred compensation related to restricted stock grants.

 LONG-TERM FINANCING

         The Company has an unsecured $150,000,000 revolving credit facility ("Revolving Credit Facility") agented by JPMorgan Chase, with a maturity date of October 9, 2004. As of September 30, 2003, $5,000,000 was outstanding under the Revolving Credit Facility and outstanding letters of credit totaled $782,000. The Company was in compliance with all Revolving Credit Facility covenants at September 30, 2003.

         The Company has an unsecured term loan ("Term Loan") provided by a syndicate of banks, with Bank of America, N.A. as agent bank. As of September 30, 2003, $12,500,000 was outstanding under the Term Loan. The principal amounts due within one year were classified as long-term debt, as the Company

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES has the ability and intent through the Revolving Credit Facility to refinance the payments on a long-term basis. The Term Loan requires quarterly principal payments of $12,500,000, plus interest. The Company was in compliance with all Term Loan covenants at September 30, 2003. The final principal payment of $12,500,000 was paid on October 9, 2003.

         On February 28, 2003, the Company issued $250,000,000 of floating rate senior notes ("Senior Notes") due February 28, 2013. The unsecured Senior Notes pay interest quarterly at a rate equal to the London Interbank Offered Rate ("LIBOR") plus a margin of 1.2%. The notes are callable at par after one year without penalty and no principal payments are required until maturity in 2013. The proceeds of the Senior Notes were used to repay $121,500,000 of the outstanding balance on the Term Loan and $128,500,000 of the outstanding balance on the Revolving Credit Facility. As of September 30, 2003, $250,000,000 was outstanding under the Senior Notes. The Company was in compliance with all Senior Notes covenants at September 30, 2003.

         The Company has an uncommitted $10,000,000 line of credit ("Credit Line") with Bank of America, N.A. for short-term liquidity needs and letters of credit. The Credit Line matures on November 4, 2003. As of September 30, 2003, $200,000 was borrowed under the Credit Line and outstanding letters of credit totaled $546,000. Amounts borrowed on the Credit Line were classified as long-term debt at September 30, 2003, as the Company has the ability and intent through the Revolving Credit Facility to refinance the short-term notes on a long-term basis.

         The Company has an uncommitted $5,000,000 revolving credit note ("Credit Note") with BNP Paribus ("BNP") for short-term liquidity needs. The Credit Note originally had a $10,000,000 borrowing limit but was reduced to $5,000,000 on February 27, 2003 by mutual agreement between BNP and the Company. In September 2002, the Company entered into a $5,000,000 uncommitted letter of credit line with BNP. On February 27, 2003, the $5,000,000 uncommitted letter of credit line was cancelled due to a lack of need. As of September 30, 2003, $2,000,000 was outstanding under the Credit Note.

         The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate notes with a maturity of nine months or longer. As of September 30, 2003, $121,000,000 was available under the shelf registration, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, and to fund working capital requirements. As of September 30, 2003, there were no outstanding debt securities under the shelf registration.

         From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and Term Loan by entering into interest rate swap agreements. Five-year interest rate swap agreements with notional amounts totaling $100,000,000 were executed in February 2001 and three-year interest rate swap agreements with notional amounts totaling $50,000,000 were executed in April 2001. On February 28, 2003, in connection with the issuing of the Senior Notes, the Company hedged a further portion of its exposure to fluctuations in short-term interest rates when it entered into a one-year interest rate swap agreement with a notional amount of $100,000,000. The February and April 2001 interest rate swap agreements totaling $150,000,000 were re-designated as cash flow hedges for the Senior Notes. In September 2003, the Company entered into four seven-year interest rate swap agreements with a notional amount totaling $100,000,000. The effective date of the September

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

2003 interest rate swap agreements is March 28, 2006, the maturity date of the February 2001 five-year interest rate swaps, with quarterly interest payments beginning on May 28, 2006 and ending on February 28, 2013.

         Under the swap agreements, the Company will pay a fixed rate of 4.96% on a notional amount of $50,000,000 for three years through April 29, 2004, an average fixed rate of 5.64% on a notional amount of $100,000,000 for five years through March 28, 2006, a fixed rate of 1.39% on a notional amount of $100,000,000 for one year through February 27, 2004, an average fixed rate of 5.45% on a notional amount of $100,000,000 for seven years beginning March 28, 2006, and will receive floating rate interest payments based on LIBOR. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of September 30, 2003, the Company had a total notional amount of $250,000,000 of interest rate swaps designated as cash flow hedges for its Senior Notes. These interest rate swaps hedge a significant portion of the Company's long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2003 third quarter and first nine months. At September 30, 2003, the total fair value of the interest rate swap agreements was $11,898,000, of which $1,205,000 was recorded as accrued liabilities for swap maturities within the next twelve months, and $10,693,000 was recorded as long-term liabilities for swap maturities greater than twelve months. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $1,657,000 and $1,407,000 for the three months ended September 30, 2003 and 2002, respectively, and $4,782,000 and $4,053,000 for the nine months ended September 30, 2003 and 2002, respectively. The Company anticipates $3,675,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of September 30, 2003 and 2002 based on quoted market values of the Company's portfolio of derivative instruments.

CAPITAL EXPENDITURES

         Capital expenditures for the 2003 first nine months totaled $52,187,000, of which $12,149,000 was for construction of new tank barges and $40,038,000 was primarily for upgrading of the existing marine transportation fleet.

         In February 2002, the Company entered into a contract for the construction of two double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of asphalt. The two barges were placed into service during the 2003 first quarter. The total purchase price of the two barges was $3,600,000, of which $164,000 was funded in 2002, with the balance expended in the 2003 first half.

         In February 2002, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined products. Delivery of the six barges is scheduled over 2003, with two barges delivered in the 2003 second quarter, one in the third quarter and one in October 2003. The total purchase price of the six barges is approximately $8,900,000, of which $780,000 was funded in 2002 and $6,155,000 in the 2003 first nine months, with the balance anticipated to be expended in the 2003 fourth quarter.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         In October 2002, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined products. Delivery of the six barges is scheduled over a six-month period starting in March 2004. The total purchase price of the six barges is approximately $8,900,000, of which $784,000 was funded in the 2003 first nine months.

         In May 2003, the Company entered into a contract for the construction of 16 double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of black oil products. Delivery of the 16 barges is scheduled over 2003 and 2004, with one delivered in the 2003 third quarter, one in October 2003, with six anticipated to be delivered in the 2003 fourth quarter and eight in the first half of 2004. The total purchase price of the 16 barges is approximately $29,000,000, of which $1,798,000 was funded in the 2003 third quarter. Under the terms of the contract, the Company has an option for the construction of 16 additional double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of black oil products.

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

TREASURY STOCK PURCHASES

         During the 2003 first nine months, the Company did not purchase any treasury stock. As of November 10, 2003, the Company had 1,210,000 shares available under its common stock repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company's Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

LIQUIDITY

         The Company generated net cash provided by operating activities of $79,726,000 during the first nine months of 2003, 34% higher than the $59,414,000 generated during the first nine months of 2002. The 2003 first nine months was positively influenced by favorable cash flow from working capital of $8,058,000 compared with the unfavorable cash flow from working capital for the 2002 first nine months of $6,608,000.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         The Company accounts for its ownership in its four marine partnerships under the equity method of accounting, recognizing cash flow upon the receipt or distribution of cash from the partnerships and joint venture. For the nine months ended September 30, 2003 and 2002, the Company received net cash totaling $2,911,000 and $962,000, respectively, from the marine partnerships and joint ventures.

         Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings, new barge construction and for other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of November 11, 2003, $139,934,000 under its Revolving Credit Facility and $121,000,000 under its shelf registration program, subject to mutual agreement to terms. As of November 8, 2003, the Company had $8,954,000 available under its Credit Line and $4,000,000 available under its Credit Note.

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

         The Company has a 50% interest in a joint venture bulk liquid terminal business that has a $5,127,000 term loan outstanding at September 30, 2003. The loan is non-recourse to the Company and the Company has no guarantee obligation. The Company uses the equity method of accounting to reflect its investment in the joint venture.

         The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries for contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $6,533,000 at September 30, 2003, including $1,578,000 in letters of credit and $4,955,000 in performance bonds, of which $4,718,000 of these financial instruments relates to contingent legal obligations, which are covered by the Company's liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Part I   Financial Information

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company's bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would impact the 2003 interest expense by approximately $428,000, based on balances outstanding at December 31, 2002, and change the fair value of the Company's debt by less than 1%.

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

         From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and Term Loan by entering into interest rate swap agreements. Five-year swap agreements with notional amounts totaling $100,000,000 were executed in February 2001 and three-year swap agreements with notional amounts totaling $50,000,000 were executed in April 2001. On February 28, 2003, in connection with the issuing of the Senior Notes, the Company hedged a further portion of its exposure to fluctuations in short-term interest rates when it entered into a one-year interest rate swap agreement with a notional amount of $100,000,000. The February and April 2001 interest rate swap agreements totaling $150,000,000 were re-designated as cash flow hedges for the Senior Notes. In September 2003, the Company entered into four seven-year interest rate swap agreements with a notional amount totaling $100,000,000. The effective date of the September 2003 interest rate swap agreements is March 28, 2006, the maturity date of the February 2001 five-year interest rate swaps, with quarterly interest payments beginning on May 28, 2006 and ending on February 28, 2013.

         Under the swap agreements, the Company will pay a fixed rate of 4.96% on a notional amount of $50,000,000 for three years through April 29, 2004, an average fixed rate of 5.64% on a notional amount of $100,000,000 for five years through March 28, 2006, a fixed rate of 1.39% on a notional amount of $100,000,000 for one year through February 27, 2004, an average fixed rate of 5.45% on a notional amount of $100,000,000 for seven years beginning March 28, 2006, and will receive floating rate interest payments based on LIBOR. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of September 30, 2003, the Company had a total notional amount of $250,000,000 of interest rate swaps designated as cash flow hedges for its Senior Notes. These interest rate swaps hedge a significant portion of the Company's long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2003 third quarter and first nine months. At September 30, 2003, the total fair value of the interest rate

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures about Market Risk -
         (Continued)

swap agreements was $11,898,000, of which $1,205,000 was recorded as accrued liabilities for swap maturities within the next twelve months, and $10,693,000 was recorded as long-term liabilities for swap maturities greater than twelve months. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $1,657,000 and $1,407,000 for the three months ended September 30, 2003 and 2002, respectively and $4,782,000 and $4,053,000 for the nine months ended September 30, 2003 and 2002, respectively. Fair value amounts were determined as of September 30, 2003 and 2002 based on quoted market values of the Company's portfolio of derivative instruments.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I   Financial Information

Item 4.  Controls and Procedures

         Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this quarterly report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
                     of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         The Company's report on Form 8-K dated July 24, 2003 stated that the Company issued a press release announcing the Company's second quarter 2003 results of operations.

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

Dated:   November 11, 2003

                               INDEX TO EXHIBITS

Exhibits:

31.1    -   Certification of Chief Executive Officer Pursuant to Rule
              13a-14(a).

31.2    -   Certification of Chief Financial Officer Pursuant to Rule
              13a-14(a).

32      -   Certification Pursuant to Rule 13a-14(b) and Section 906
              of the Sarbanes-Oxley Act of 2002.