Form 10-K
period 2003-12-31
KIRBY CORP
filed 2004-03-05
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

            ☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

            ☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file no. 1-7615

Kirby Corporation

(Exact name of registrant as specified in its charter)

Nevada	74-1884980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Waugh Drive, Suite 1000 Houston, Texas (Address of principal executive offices)	77007 (Zip Code)

Registrant’s telephone number, including area code:

(713) 435-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock — $.10 Par Value Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

     As of March 5, 2004, 24,453,365 shares of common stock were outstanding. The aggregate market value of common stock held by nonaffiliates of the registrant, based on the closing sales price of such stock on the New York Stock Exchange on June 30, 2003 was $587,946,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

DOCUMENTS INCORPORATED BY REFERENCE

     The Company’s definitive proxy statement in connection with the Annual Meeting of the Stockholders to be held April 27, 2004, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

PART I

Item 1.	Business

THE COMPANY

      Kirby Corporation (the “Company”) was incorporated in Nevada on January 31, 1969 as a subsidiary of Kirby Industries, Inc. (“Industries”). The Company became publicly owned on September 30, 1976 when its common stock was distributed pro rata to the stockholders of Industries in connection with the liquidation of Industries. At that time, the Company was engaged in oil and gas exploration and production, marine transportation and property and casualty insurance. Since then, through a series of acquisitions and divestitures, the Company has become primarily a marine transportation company and is no longer engaged in the oil and gas or the property and casualty insurance businesses. In 1990, the name of the Company was changed from “Kirby Exploration Company, Inc.” to “Kirby Corporation” because of the changing emphasis of its business.

      Unless the context otherwise requires, all references herein to the Company include the Company and its subsidiaries.

      The Company’s principal executive office is located at 55 Waugh Drive, Suite 1000, Houston, Texas 77007, and its telephone number is (713) 435-1000. The Company’s mailing address is P.O. Box 1745, Houston, Texas 77251-1745.

Documents and Information Available on Website

      The Internet address of the Company’s website is www.kirbycorp.com. The Company makes available free of charge through its website, all of its filings with the Securities and Exchange Commission (“SEC”), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

      The following documents are available on the Company’s website in the Investor Relations section under Corporate Governance and are available in print to any stockholder on request to the Vice President — Investor Relations, Kirby Corporation, 55 Waugh Drive, Suite 1000, Houston, Texas 77007:

•	Audit Committee Charter

•	Compensation Committee Charter

•	Governance Committee Charter

•	Business Ethics Guidelines

•	Corporate Governance Guidelines

      The Company is required to make prompt disclosure of any amendment to or waiver of any provision of its Business Ethics Guidelines that applies to any director or executive officer or to its chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions. The Company will make any such disclosure that may be necessary by posting the disclosure on its website in the Investor Relations section under Corporate Governance.

BUSINESS AND PROPERTY

      The Company, through its subsidiaries, conducts operations in two business segments: marine transportation and diesel engine services.

      The Company’s marine transportation segment is engaged in the inland transportation of petrochemicals, black oil products, refined petroleum products and agricultural chemicals by tank barges, and, to a lesser extent, the offshore transportation of dry-bulk cargoes by barge. The segment is strictly a provider of transportation services for its customers and does not assume ownership of any of the products that it transports. All of the segment’s vessels operate under the United States flag and are qualified for domestic trade under the Jones Act.

      The Company’s diesel engine services segment is engaged in the overhaul and repair of diesel engines and reduction gears, and related parts sales in three distinct markets: the marine market, providing aftermarket service for vessels powered by large medium-speed diesel engines utilized in the various inland and offshore marine industries; the power generation and industrial markets, providing aftermarket service for diesel engines that provide standby, peak and base load power generation, for users of industrial reduction gears and for stand-by generation components of the nuclear industry; and the railroad market, providing aftermarket service and parts for shortline, industrial, and certain transit and Class II railroads.

      The Company and its marine transportation and diesel engine services segments have approximately 2,425 employees, all of whom are in the United States.

      The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the principal activities of the Company for the years indicated (in thousands):

	2003	2002	2001

Revenues from unaffiliated customers:
Marine transportation	$530,411	$450,280	$481,283
Diesel engine services	83,063	85,123	85,601

Consolidated revenues	$613,474	$535,403	$566,884

Operating profits:
Marine transportation	$77,274	$74,595	$83,074
Diesel engine services	7,890	8,841	8,111
General corporate expenses	(6,351)	(5,677)	(7,088)
Impairment of long-lived assets	—	(17,712)	—
Gain (loss) on disposition of assets	(99)	624	363

	78,714	60,671	84,460
Equity in earnings of marine affiliates	2,932	700	2,950
Impairment of equity investment	—	(1,221)	—
Other expense	(119)	(155)	(540)
Minority interests	(902)	(962)	(706)
Interest expense	(14,628)	(13,540)	(19,038)

Earnings before taxes on income	$65,997	$45,493	$67,126

Identifiable assets:
Marine transportation	$779,121	$726,353	$681,976
Diesel engine services	40,152	45,531	48,288

	819,273	771,884	730,264
Investment in marine affiliates	9,162	10,238	10,659
General corporate assets	26,526	9,636	11,512

Consolidated assets	$854,961	$791,758	$752,435

MARINE TRANSPORTATION

      The marine transportation segment is primarily a provider of transportation services by barge for the inland and offshore markets. As of March 5, 2004, the equipment owned or operated by the marine transportation segment comprised 886 active inland tank barges, 229 active inland towboats, four offshore dry-cargo barges, four offshore tugboats and one shifting tugboat with the following specifications and capacities:

	Number	Average age	Barrel
Class of equipment	in class	(in years)	capacities

Inland tank barges:
Active:
Regular double hull:
20,000 barrels and under	423	25.7	4,982,000
Over 20,000 barrels	318	19.2	8,636,000
Specialty double hull	86	28.9	1,266,000
Double side, single bottom	16	27.4	327,000
Single hull:
20,000 barrels and under	16	35.9	282,000
Over 20,000 barrels	27	29.5	696,000

Total active inland tank barges	886	24.0	16,189,000
Inactive	58	32.1	1,089,000

Total inland tank barges	944	24.5	17,278,000

Inland towing vessels:
Inland towboats:
Active:
Less than 800 horsepower	2	21.6
800 to 1300 horsepower	113	26.5
1400 to 1900 horsepower	75	25.8
2000 to 2400 horsepower	4	32.6
2500 to 3200 horsepower	14	30.6
3300 to 4900 horsepower	11	26.2
Greater than 5200 horsepower	3	33.1
Spot charters	7	—

Total active inland towboats	229	26.7
Inactive	7	29.3

Total inland towboats	236	26.7

			Deadweight
			Tonnage

Offshore dry-cargo barges*	4	23.9	70,000

Offshore tugboats*	5	26.7

*	The four barges and five tugboats are owned by Dixie Fuels Limited, a partnership in which the Company owns a 35% interest.

      The 229 active inland towboats and five offshore tugboats provide the power source and the 886 active inland tank barges and four offshore dry-cargo barges provide the freight capacity. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to 25 tank barges, depending upon the horsepower of the towboat, the river or canal capacity and conditions, and customer requirements. The Company’s offshore tows consist of one tugboat and one dry-cargo barge.

Marine Transportation Industry Fundamentals

      The United States inland waterway system, composed of a network of interconnected rivers and canals that serve the nation as water highways, is one of the world’s most efficient transportation systems. The nation’s waterways are vital to the United States distribution system, with over 1.1 billion short tons of cargo moved annually on United States shallow draft waterways. The inland waterway system extends approximately 26,000 miles, 12,000 miles of which are generally considered significant for domestic commerce, through 40 states, with 635 shallow draft ports. These navigable inland waterways link the United States heartland to the world.

      Based on cost and safety, inland barge transportation is often the most efficient and safest means of transporting bulk commodities compared with railroads and trucks. The cargo capacity of a 30,000 barrel inland tank barge is the equivalent of 40 rail tank cars or 150 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 225 rail tank cars or approximately 870 tractor-trailer tank trucks. The 225 rail cars would require a freight train approximately 2 3/4 miles long and the 870 tractor-trailer tank trucks would stretch approximately 35 miles, assuming a safety margin of 150 feet between the trucks. The Company’s active tank barge fleet capacity of 16.2 million barrels equates to approximately 21,600 rail cars or approximately 80,900 tractor-trailer tank trucks. In addition, in studies comparing inland water transportation to railroads and trucks, shallow draft water transportation has been proven to be the most energy efficient and environmentally friendly method of moving bulk raw materials. One ton of bulk product can be carried 522 miles by inland barge on one gallon of fuel, compared with 403 miles by rail or 80 miles by truck. Per ton mile, railroads produce 3.5 times and trucks 19 times as much oxides of nitrogen, the chemical that produces smog, as inland barge transportation.

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

Inland Tank Barge Industry

      The Company’s marine transportation segment operates within the United States inland tank barge industry, a diverse and independent mixture of large integrated transportation companies and small operators, as well as captive fleets owned by United States refining and petrochemical companies. The inland tank barge industry provides marine transportation of bulk liquid cargoes for customers and, in the case of captives, for their own account, along the Mississippi River and its tributaries and the Gulf Intracoastal Waterway. The most significant segments of this industry include the transportation of petrochemicals, refined petroleum products, black oil products and agricultural chemicals. The Company operates in each of these segments. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of United States refineries and petrochemical facilities on navigable inland waterways. Texas and Louisiana currently account for approximately 80% of the United States production of petrochemicals. Much of the United States farm belt is likewise situated with access to the inland waterway system, relying on marine transportation of farm products, including agricultural chemicals. The Company’s principal distribution system encompasses the Gulf Intracoastal Waterway from Brownsville, Texas, to St. Marks, Florida, the Mississippi River System and the Houston Ship Channel. The Mississippi River System includes the Arkansas, Illinois, Missouri, Ohio, Red, Tennessee, Yazoo, Ouachita and Black Warrior rivers and the Tennessee-Tombigbee Waterway.

      The total number of tank barges that operate in the inland waters of the United States declined from approximately 4,200 in 1982 to approximately 2,900 in 1993, and remained relatively constant at 2,900 until

2002, when the number declined slightly to 2,800. In 2003, the total number of tank barges declined to approximately 2,650. The Company believes this decrease primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government programs supporting small refineries which created a demand for tank barge services; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets.

      The cost of hull work for required annual United States Coast Guard (“USCG”) certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. The proliferation of small refineries due to government regulations, along with tax and financing incentives to operators and investors to construct tank barges, including short-life tax depreciation, investment tax credits and government guaranteed financing, led to growth in the supply of domestic tank barges to its peak of approximately 4,200 in 1982. The tax incentives have since been eliminated; however, the government guaranteed financing programs, dormant since the mid-eighties, have been more actively used since 1993 to finance the construction of some tank barges. The supply of tank barges resulting from the earlier programs has slowly aligned with demand for tank barge services, primarily through attrition, as discussed above.

      Improved technology in steel coating and paint has added to the life expectancy of inland tank barges. The average age of the nation’s tank barge fleet is over 22 years old, with 21% of the fleet built in the last 10 years. Single hull barges comprise approximately 11% of the nation’s tank barge fleet, with an average age of 30 years. Single hull barges are being driven from the nation’s tank barge fleet by market forces, stringent environmental regulations and rising maintenance costs. Single hull tank barges are required by current federal law to be retrofitted with double hulls or phased out of domestic service by 2015.

      In September 2002, the USCG issued new regulations that require the installation of tank level monitoring devices on all single hull tank barges by October 17, 2007. With the new regulations, coupled with a market bias against single hull tank barges, the Company plans to retire all of its single hull tank barges by October 17, 2007, and the new regulations and market bias may result in reduced lives for single hull tank barges industry wide. In December 2002, the Company recorded pre-tax non-cash impairment charges totaling $17,712,000, of which single hull tank barges accounted for $11,559,000 of the charges, the result of reduced estimated cash flows resulting from reduced estimated useful lives. During 2003, the Company retired 20 single hull tank barges. As of March 5, 2004, the Company owned 94 single hull tank barges, of which approximately 59 were active and 35 inactive.

      During the 1970’s and early 1980’s, the industry overbuilt tank barge capacity. However, the Company believes that the current more consolidated industry will be less prone to overbuilding of the nation’s tank barge fleet. Of the approximately 776 tank barges built since 1989, 139, or 18%, were built by the Company and by Hollywood Marine, Inc. (“Hollywood Marine”) prior to its merger with the Company effective October 12, 1999. The remaining 637 tank barges were primarily replacement barges for single hull barges removed from service, special purpose barges or barges constructed for specific contracts.

      The Company’s marine transportation segment, though a partnership in which the Company owns a 35% interest, is also engaged in ocean-going dry-cargo barge operations transporting dry-bulk cargoes. Such cargoes are transported primarily between domestic ports along the Gulf of Mexico.

Competition in the Inland Tank Barge Industry

      The inland tank barge industry remains very competitive despite continued consolidation. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 886 active tank barges as of March 5, 2004. Competition in this business has historically been based primarily on price; however, the industry’s customers, through an increased emphasis on safety, the environment, quality and a greater reliance on a “single source” supply of services, are more frequently requiring that their supplier of inland tank barge services have the capability to handle a variety of tank barge requirements, offer distribution capability throughout the inland waterway system, and offer flexibility, safety, environmental responsibility, financial responsibility, adequate insurance and quality of service consistent with the customer’s own operational standards.

      The Company’s direct competitors are primarily noncaptive inland tank barge operators. “Captive” companies are those companies that are owned by major oil and/or petrochemical companies which occasionally compete in the inland tank barge market, but primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. It currently operates approximately 33% of the total number of domestic inland tank barges.

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

Marine Transportation Acquisitions

      In March 2002, the Company purchased the Cargo Carriers fleet of 21 inland tank barges for $2,800,000 in cash from Cargill Corporation (“Cargill”), and resold six of the tank barges for $530,000 in April 2002.

      On October 31, 2002, the Company purchased seven inland black oil tank barges and 13 inland towboats from Coastal Towing, Inc. (“Coastal”) for $17,053,000 in cash. In addition, the Company and Coastal entered into a barge management agreement whereby the Company serves as manager of the combined black oil fleet for a period of seven years. The combined black oil fleet consists of Coastal’s 54 barges owned by Coastal, of which 37 are currently active, and the Company’s 62 active black oil barges. In a related transaction, on September 25, 2002, the Company purchased from Coastal three black oil tank barges for $1,800,000 in cash.

      On December 15, 2002, the Company purchased from Union Carbide Finance Corporation (“Union Carbide”), 94 double hull inland tank barges for $23,000,000. Nine of the 94 tank barges were out-of-service and eventually sold. The Company had operated the tank barges since February 2001 under a long-term lease agreement between the Company and Union Carbide, following the February 5, 2001 merger between Union Carbide and the Dow Chemical Company (“Dow”). The Company has a long-term contract with Dow to provide for Dow’s bulk liquid inland marine transportation requirements.

      On January 15, 2003, the Company purchased from SeaRiver Maritime, Inc. (“SeaRiver”), the U.S. transportation affiliate of Exxon Mobil Corporation (“ExxonMobil”), 45 double hull inland tank barges and seven inland towboats for $32,113,000 in cash, and assumed from SeaRiver the leases of 16 double hull inland tank barges. On February 28, 2003, the Company purchased three double hull inland tank barges, leased by SeaRiver from Banc of America Leasing & Capital, LLC (“Banc of America Leasing”), for $3,453,000 in cash. In addition, the Company entered into a contract to provide inland marine transportation services to SeaRiver.

Products Transported

      During 2003, the Company’s marine transportation segment moved over 57 million tons of liquid cargo on the United States inland waterway system. Products transported for its customers comprised the following: petrochemicals, black oil products, refined petroleum products and agricultural chemicals.

      Petrochemicals. Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene and caustic soda, all consumed in the production of paper, fibers and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented approximately 68% of the segment’s 2003 revenues. Customers shipping these products are petrochemical companies in the United States.

      Black Oil Products. Black oil products transported include such products as asphalt, No. 6 fuel oil, coker feed, vacuum gas oil, crude oil and ship bunkers (ship engine fuel). Such products represented approximately 16% of the segment’s 2003 revenues. Black oil customers are United States refining companies, marketers and end users that require the transportation of black oil products between refineries and storage terminals. Ship bunkers customers are oil companies and oil traders in the bunkering business.

      Refined Petroleum Products. Refined petroleum products transported include the various blends of gasoline, jet fuel, naphtha and diesel fuel, and represented approximately 11% of the segment’s 2003 revenues. Customers are oil and refining companies in the United States.

      Agricultural Chemicals. Agricultural chemicals transported represented approximately 5% of the segment’s 2003 revenues. They include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of United States and foreign producers of such products.

Demand Drivers in the Inland Tank Barge Industry

      Demand for inland tank barge transportation services is driven by the production volumes of the bulk liquid commodities transported by barge. Demand for inland marine transportation of the segment’s four primary commodity groups, petrochemicals, black oil products, refined petroleum products and agricultural chemicals, is based on differing circumstances. While the demand drivers of each commodity are different, the Company has the flexibility in many cases of re-allocating equipment to stronger markets as needed.

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

      Refined petroleum products volumes are driven by United States gasoline consumption, principally vehicle usage, air travel and weather conditions. Volumes also relate to gasoline inventory balances within the United States Midwest. Generally, gasoline, No. 2 oil and heating oil are exported from the Gulf Coast where refining capacity exceeds demand. The Midwest is a net importer of such products. Demand for tank barge transportation from the Gulf Coast to the Midwest region can also be impacted by the gasoline price differential between the Gulf Coast and the Midwest.

      Demand for marine transportation of agricultural fertilizer is directly related to domestic nitrogen-based liquid fertilizer consumption, driven by the production of corn, cotton and wheat. The nitrogen-based liquid fertilizers carried by the Company are distributed from United States manufacturing facilities, generally located in the southern United States, as well as from imported sources. Such products are delivered to the numerous small terminals and distributors throughout the United States farm belt.

Marine Transportation Operations

      The marine transportation segment operates a fleet of 886 active inland tank barges and 229 active inland towboats. Through a partnership, the segment operates four offshore dry-cargo barges, four offshore tugboats and one shifting tugboat. The Company also owns 50% interests in two bulk liquid terminals through two partnerships.

      Inland Operations. The segment’s inland operations are conducted through a wholly owned subsidiary, Kirby Inland Marine, LP (“Kirby Inland Marine”). Kirby Inland Marine’s operations consist of the Canal, Linehaul and River fleets, as well as barge fleeting services performed by Western Towing Company (“Western”), a division of Kirby Inland Marine.

      The Canal fleet transports petrochemical feedstocks, processed chemicals, pressurized products, black oil products and refined petroleum products along the Gulf Intracoastal Waterway, the Mississippi River below Baton Rouge, Louisiana, and the Houston Ship Channel. Petrochemical feedstocks and certain pressurized products are transported from one refinery to another refinery for further processing. Processed chemicals and certain pressurized products are moved to waterfront terminals and chemical plants. Certain black oil products are transported to waterfront terminals and products such as No. 6 fuel oil are transported directly to the end users. Refined petroleum products are transported to waterfront terminals along the Gulf Intracoastal Waterway for distribution.

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

      The River fleet transports petrochemical feedstocks, processed chemicals, refined petroleum products, agricultural chemicals and black oil products along the Mississippi River System above Baton Rouge. Petrochemical feedstocks and processed chemicals are transported to waterfront petrochemical and chemical plants, while refined petroleum products and agricultural chemicals are transported to waterfront terminals. The River fleet operates unit tows, where a towboat and generally a dedicated group of barges operate on consecutive voyages between loading and discharge points.

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

      The marine transportation segment moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 886 active tank barges currently operated, 708 are petrochemical and refined products barges, 99 are black oil barges, 64 are pressure barges, 12 are anhydrous ammonia barges and three are specialty barges.

      The fleet of 229 active inland towboats ranges from 600 to 6100 horsepower. Of the 229 active inland towboats, 154 are owned by the Company and 75 are chartered. Towboats in the 600 to 1900 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1400 to 6100 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3600 horsepower are typically used in the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 tons to 30,000 tons.

      Marine transportation services are conducted under long-term contracts, ranging from one to five years with renewal options, with customers with whom the Company has long-standing relationships, as well as under spot contracts. Currently, approximately 70% of the revenues are derived from term contracts and 30% are derived from spot market movements.

      Inland tank barges used in the transportation of petrochemicals are of double hull construction and, where applicable, are capable of controlling vapor emissions during loading and discharging operations in compliance with occupational health and safety regulations and air quality concerns.

      The marine transportation segment is one of the few inland tank barge operators with the ability to offer to its customers distribution capabilities throughout the Mississippi River System and the Gulf Intracoastal Waterway. Such distribution capabilities offer economies of scale resulting from the ability to match tank barges, towboats, products and destinations more efficiently.

      Through the Company’s proprietary vessel management computer system, the fleet of barges and towboats is dispatched from centralized dispatch at the corporate office. The towboats are equipped with satellite positioning and communication systems that automatically transmit the location of the towboat to the Company’s traffic department located in its corporate office. Electronic orders are communicated to the vessel personnel, with reports of towing activities communicated electronically back to the traffic department. The electronic interface between the traffic department and the vessel personnel enables more effective matching of customer needs to barge capabilities, thereby maximizing utilization of the tank barge and towboat fleet. The Company’s customers are able to access information concerning the movement of their cargoes, including barge locations, through the Company’s website.

      Western operates the largest commercial tank barge fleeting service (temporary barge storage facilities) in the ports of Houston, Corpus Christi and Freeport, Texas, and on the Mississippi River at Baton Rouge and New Orleans, Louisiana. Western provides service for Kirby Inland Marine’s barges, as well as outside customers, transferring barges within the areas noted, as well as fleeting barges.

      Kirby Terminals, Inc. (“Kirby Terminals”), a wholly owned subsidiary of the Company, manages the operations of Matagorda Terminal Ltd. and Red River Terminals, LLC, a Texas limited partnership and Louisiana limited liability company, respectively. Kirby Terminals owns a 50% interest in each of the bulk liquid terminals.

      Kirby Inland Marine’s Logistics Management division offers barge tankerman services and related distribution services to the Company and to some third parties.

      Offshore Operations. The segment’s offshore operations are conducted through a wholly owned subsidiary, Dixie Offshore Transportation Company (“Dixie Offshore”). The offshore fleet consists of equipment owned by a limited partnership, Dixie Fuels Limited (“Dixie Fuels”), in which Dixie Offshore owns a 35% interest.

      Dixie Offshore, as general partner, manages the operations of Dixie Fuels, which operates a fleet of four ocean-going dry-bulk barges, four ocean-going tugboats and one shifting tugboat. The remaining 65% interest in Dixie Fuels is owned by Progress Fuels Corporation (“PFC”), a wholly owned subsidiary of Progress Energy, Inc. (“Progress Energy”). Dixie Fuels operates primarily under term contracts of affreightment, including a contract that expires in the year 2005 with PFC to transport coal across the Gulf of Mexico to Progress Energy’s power generation facility at Crystal River, Florida.

      Dixie Fuels also has a long-term contract with Holcim (US) Inc. (“Holcim”) to transport Holcim’s limestone requirements from a facility adjacent to the Progress Energy facility at Crystal River to Holcim’s plant in Theodore, Alabama. The Holcim contract, which expires in 2010, provides cargo for a portion of the return voyage for the vessels that carry coal to Progress Energy’s Crystal River facility. Dixie Fuels is also engaged in the transportation of coal, fertilizer and other bulk cargoes on a short-term basis between domestic ports and the transportation of grain from domestic ports to ports primarily in the Caribbean Basin.

Contracts and Customers

      Marine transportation services are conducted under long-term contracts, ranging from one to five years with renewal options, with customers with whom the Company has traditionally had long-standing relationships, as well as under short-term and spot contracts. The majority of the marine transportation contracts with its customers are for terms of one year. These customers have generally been customers of the Company’s marine transportation segment for several years and management anticipates continued relationships, however, there is no assurance that any individual contract will be renewed.

      A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate. The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Term contracts typically only set agreement as to rates and do not have volume requirements. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. The Company typically maintains a higher mix of term contracts to spot contracts to help mitigate the volatility as no commodity derivative instruments are available to manage pricing volatility. Currently, approximately 70% of the marine transportation revenues are derived from term contracts and 30% are derived from spot market movements.

      Dow, with which the Company has a contract through 2016, including renewal options, accounted for 14% of the Company’s revenues in 2003, 13% in 2002 and 12% in 2001. SeaRiver, with which the Company has a contract through 2013, including renewal options, accounted for 12% of the Company’s revenues in 2003.

Employees

      The Company’s marine transportation segment has approximately 2,075 employees, of which approximately 1,400 are vessel crew members. None of the segment’s operations are subject to collective bargaining agreements.

Properties

      The principal office of Kirby Inland Marine is located in Houston, Texas, in the Company’s facilities under a lease that expires in April 2006. Kirby Inland Marine’s operating locations are on the Mississippi River at Baton Rouge, Louisiana, New Orleans, Louisiana, and Greenville, Mississippi, two locations in Houston, Texas, on and near the Houston Ship Channel, and in Corpus Christi, Texas. The Baton Rouge, New Orleans and Houston facilities are owned, and the Greenville and Corpus Christi facilities are leased. The Western and Kirby Logistics Management divisions’ principal offices are located in facilities owned by Kirby Inland Marine in Houston, Texas, near the Houston Ship Channel. The principal office of Dixie Offshore is in Belle Chasse, Louisiana, in owned facilities.

Governmental Regulations

      General. The Company’s marine transportation operations are subject to regulation by the USCG, federal laws, state laws and certain international conventions.

      Most of the Company’s inland tank barges are inspected by the USCG and carry certificates of inspection. The Company’s inland and offshore towing vessels and offshore dry-bulk barges are not subject to USCG inspection requirements. The Company’s offshore towing vessels and offshore dry-bulk barges are built to American Bureau of Shipping (“ABS”) classification standards and are inspected periodically by ABS to maintain the vessels in class. The crews employed by the Company aboard vessels, including captains, pilots, engineers, tankermen and ordinary seamen, are licensed by the USCG.

      The Company is required by various governmental agencies to obtain licenses, certificates and permits for its vessels depending upon such factors as the cargo transported, the waters in which the vessels operate and other factors. The Company is of the opinion that the Company’s vessels have obtained and can maintain all required licenses, certificates and permits required by such governmental agencies for the foreseeable future.

      The Company believes that additional security and environmental related regulations may be imposed on the marine industry in the form of contingency planning requirements. Generally, the Company endorses the anticipated additional regulations and believes it is currently operating to standards at least the equal of such anticipated additional regulations.

      Jones Act. The Jones Act is a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, manned by United States citizens, and owned and operated by United States citizens. For corporations to qualify as United States citizens for the purpose of domestic trade, 75% of the corporations’ beneficial stockholders must be United States citizens. The Company presently meets all of the requirements of the Jones Act for its owned vessels.

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

      The requirements that the Company’s vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the USCG, and the application of United States labor and tax laws significantly increase the cost of U.S. flag vessels when compared with comparable foreign flag vessels. The Company’s business could be adversely affected if the Jones Act was to be modified so as to permit foreign competition that is not subject to the same United States government imposed burdens.

      User Taxes. Federal legislation requires that inland marine transportation companies pay a user tax based on propulsion fuel used by vessels engaged in trade along the inland waterways that are maintained by the United States Army Corps of Engineers. Such user taxes are designed to help defray the costs associated with replacing major components of the inland waterway system, such as locks and dams. A significant portion of the inland waterways on which the Company’s vessels operate is maintained by the Corps of Engineers.

      The Company presently pays a federal fuel tax of 24.4 cents per gallon, reflecting a 4.3 cents per gallon transportation fuel tax for deficit reduction imposed in October 1993, a .1 cent per gallon leaking underground storage tank tax and a 20 cents per gallon waterway use tax. There can be no assurance that additional user taxes may not be imposed in the future.

      Security Requirements. The Maritime Transportation Security Act of 2002 requires, among other things, submission to and approval by the USCG of vessel and waterfront facility security plans (“VSP” and “FSP”, respectively). The VSP and FSP were to be submitted for approval no later than December 31, 2003 and a company must be operating in compliance with the VSP and FSP by June 30, 2004. The Company timely submitted the required VSP and FSP for all vessels and facilities subject to the requirements, substantially the entire fleet of vessels operated by the Company and all the terminals and barge fleeting facilities operated by the Company. The Company’s VSP has been approved, but the Company’s FSP is pending approval.

Environmental Regulations

      The Company’s operations are affected by various regulations and legislation enacted for protection of the environment by the United States government, as well as many coastal and inland waterway states.

      Water Pollution Regulations. The Federal Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977, the Comprehensive Environmental Response, Compensation and Liability Act of 1981 and the Oil Pollution Act of 1990 (“OPA”) impose strict prohibitions against the discharge of oil and its derivatives or hazardous substances into the navigable waters of the United States. These acts impose civil and criminal penalties for any prohibited discharges and impose substantial strict liability for cleanup of these discharges and any associated damages. Certain states also have water pollution laws that prohibit discharges into waters that traverse the state or adjoin the state, and impose civil and criminal penalties and liabilities similar in nature to those imposed under federal laws.

      The OPA and various state laws of similar intent substantially increased over historic levels the statutory liability of owners and operators of vessels for oil spills, both in terms of limit of liability and scope of damages.

      One of the most important requirements under the OPA is that all newly constructed tank barges engaged in the transportation of oil and petroleum in the United States be double hulled, and all existing single hull tank barges be retrofitted with double hulls or phased out of domestic service by 2015. In September 2002, the USCG issued new regulations that require the installation of tank level monitoring devices on all single hull tank barges by October 17, 2007.

      The Company manages its exposure to losses from potential discharges of pollutants through the use of well maintained and equipped vessels, the safety, training and environmental programs of the Company, and the Company’s insurance program. In addition, the Company uses double hull barges in the transportation of more hazardous chemical substances. There can be no assurance, however, that any new regulations or requirements or any discharge of pollutants by the Company will not have an adverse effect on the Company.

      Financial Responsibility Requirement. Commencing with the Federal Water Pollution Control Act of 1972, as amended, vessels over 300 gross tons operating in the Exclusive Economic Zone of the United States have been required to maintain evidence of financial ability to satisfy statutory liabilities for oil and hazardous substance water pollution. This evidence is in the form of a Certificate of Financial Responsibility (“COFR”) issued by the USCG. The majority of the Company’s tank barges are subject to this COFR requirement, and the Company has fully complied with this requirement since its inception. The Company does not foresee any current or future difficulty in maintaining the COFR certificates under current rules.

      Clean Air Regulations. The Federal Clean Air Act of 1979 (“Clean Air Act”) requires states to draft State Implementation Plans (“SIPs”) designed to reduce atmospheric pollution to levels mandated by this act. Several SIPs provide for the regulation of barge loading and discharging emissions. The implementation of these regulations requires a reduction of hydrocarbon emissions released into the atmosphere during the loading of most petroleum products and the degassing and cleaning of barges for maintenance or change of cargo. These regulations require operators who operate in these states to install vapor control equipment on their barges. The Company expects that future toxic emission regulations will be developed and will apply this same technology to many chemicals that are handled by barge. Most of the Company’s barges engaged in the transportation of petrochemicals, chemicals and refined products are already equipped with vapor control systems. Additionally, in Texas, a SIP calling for voluntary reductions in towboat diesel engine exhaust emissions for the Houston-Galveston area has been approved. Although a risk exists that new regulations could require significant capital expenditures by the Company and otherwise increase the Company’s costs, the Company believes that, based upon the regulations that have been proposed thus far, no material capital expenditures beyond those currently contemplated by the Company and no material increase in costs are likely to be required.

      Contingency Plan Requirement. The OPA and several state statutes of similar intent require the majority of the vessels and terminals operated by the Company to maintain approved oil spill contingency plans as a condition of operation. The Company has approved plans that comply with these requirements. The OPA also requires development of regulations for hazardous substance spill contingency plans. The USCG has not yet promulgated these regulations; however, the Company anticipates that they will not be significantly more difficult to comply with than the oil spill plans.

      Occupational Health Regulations. The Company’s inspected vessel operations are primarily regulated by the USCG for occupational health standards and uninspected vessel operations and the Company’s shore personnel are subject to the United States Occupational Safety and Health Administration regulations. The Company believes that it is in compliance with the provisions of the regulations that have been adopted and does not believe that the adoption of any further regulations will impose additional material requirements on the Company. There can be no assurance, however, that claims will not be made against the Company for work related illness or injury, or that the further adoption of health regulations will not adversely affect the Company.

      Insurance. The Company’s marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of bulk cargo in a marine environment. These hazards include the risk of loss of or damage to the Company’s vessels, damage to third parties as a result of collision, fire or explosion, loss or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company’s vessels is insured through hull insurance currently insuring approximately $803 million in hull values. Liabilities such as collision, cargo, environmental, personal injury and general liability are insured up to $500 million per occurrence.

      Environmental Protection. The Company has a number of programs that were implemented to further its commitment to environmental responsibility in its operations. In addition to internal environmental audits, one such program is environmental audits of barge cleaning vendors principally directed at management of cargo residues and barge cleaning wastes. Others are the participation by the Company in the American Waterways Operators Responsible Carrier program and the American Chemistry Council Responsible Care program, both of which are oriented towards continuously reducing the barge industry’s and chemical and petroleum industries’ impact on the environment, including the distribution services area.

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

      Centralized training is provided through the training department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company’s operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company’s owned and operated facility includes state-of-the-art equipment and instruction aids, including a working towboat, three tank barges and a tank barge simulator for tankerman training. During 2003, approximately 2,100 certificates were issued for the completion of courses at the training facility.

      Quality. The Company has made a substantial commitment to the implementation, maintenance and improvement of Quality Assurance Systems in compliance with the International Quality Standard, ISO 9002. Currently, all of the Company’s marine transportation units have been certified. These Quality Assurance Systems have enabled both shore and vessel personnel to effectively manage the changes which occur in the working environment. In addition, such Quality Assurance Systems have enhanced the Company’s already excellent safety and environmental performance.

DIESEL ENGINE SERVICES

      The Company is engaged in the overhaul and repair of large medium-speed diesel engines and reduction gears, and related parts sales through Kirby Engine Systems, Inc. (“Kirby Engine Systems”), a wholly owned subsidiary of the Company, and its three wholly owned operating subsidiaries, Marine Systems, Inc. (“Marine Systems”), Engine Systems, Inc. (“Engine Systems”) and Rail Systems, Inc. (“Rail Systems”). Through these three operating subsidiaries, the Company sells OEM replacement parts, provides service mechanics to overhaul and repair engines and reduction gears, and maintains facilities to rebuild component parts or entire engines and entire reduction gears. The Company serves the marine market and stand-by power generation market throughout the United States and parts of the Caribbean, the shortline, industrial, and certain transit and Class II railroad markets throughout the United States, other industrial markets such as cement, paper and mining in the Midwest, and components of the nuclear industry worldwide. No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2003, 2002, or 2001. The diesel engine services segment also provides service to the Company’s marine transportation segment, which accounted for approximately 5% of the diesel engine services segment’s total 2003 revenues and approximately 2% of its revenues for 2002 and approximately 3% for 2001. Such revenues are eliminated in consolidation and not included in the table below.

      In July 2001, Rail Systems expanded its distributorship agreement with the Electro-Motive Division of General Motors (“EMD”) with the addition of an agreement to distribute EMD replacement parts to certain United States transit and Class II railroads effective July 1, 2001.

      The following table sets forth the revenues for the diesel engine services segment for the periods indicated (dollars in thousands):

	Year Ended December 31,

	2003		2002		2001

	Amounts	%	Amounts	%	Amounts	%

Overhaul and repairs	$38,045	46%	$43,100	51%	$46,363	54%
Direct parts sales	45,018	54	42,023	49	39,238	46

	$83,063	100%	$85,123	100%	$85,601	100%

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

      The Company has marine operations throughout the United States providing in-house and in-field repair capabilities and related parts sales. These operations are located in Houma, Louisiana, Chesapeake, Virginia, Paducah, Kentucky and Seattle, Washington. The operation based in Chesapeake, Virginia is an authorized distributor for 17 eastern states and the Caribbean for EMD. The marine operations based in Houma, Louisiana, Paducah, Kentucky and Seattle, Washington are nonexclusive authorized service centers for EMD providing service and related parts sales. All of the marine locations are authorized distributors for Falk Corporation (“Falk”) reduction gears, and authorized distributors for Alco engines. The Chesapeake, Virginia operation concentrates on East Coast inland and offshore dry-bulk, tank barge and harbor docking operators, the USCG and United States Navy (“Navy”). The Houma, Louisiana operation concentrates on the inland and offshore barge and oil services industries. The Paducah, Kentucky operation concentrates on the inland river towboat and barge operators and the Great Lakes carriers. The Seattle, Washington operation primarily concentrates on the offshore commercial fishing industry, tugboat and barge industry, the USCG and Navy, and other customers in Alaska, Hawaii and the Pacific Rim. The Company’s emphasis is on service to its customers, and it sends its crews from any of its locations to service customers’ equipment anywhere in the world.

Marine Customers

      The Company’s major marine customers include inland and offshore barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities, and the USCG and Navy.

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

Marine Competitive Conditions

      The Company’s primary competitors are approximately 10 independent diesel services companies and other EMD authorized distributors and authorized service centers. Certain operators of diesel powered marine equipment also elect to maintain in-house service capabilities. While price is a major determinant in the competitive process, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are significant factors. A substantial portion of the Company’s business is obtained by competitive bids. However, the Company has entered into preferential service agreements with certain large operators of diesel powered marine equipment. These agreements provide such operators with one source of support and service for all of their requirements at pre-negotiated prices.

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

      The Company has power generation and industrial operations providing in-house and in-field repair capabilities and safety-related products to the nuclear industry. These operations are located in Rocky Mount, North Carolina, Medley, Florida, Paducah, Kentucky and Seattle, Washington. The operations based in Rocky Mount, North Carolina and Medley, Florida are EMD authorized distributors for 17 eastern states and the Caribbean for power generation and industrial applications, and provide in-house and in-field service. The Rocky Mount operation is also the exclusive worldwide distributor of EMD products to the nuclear industry, the exclusive worldwide distributor for Woodward Governor (“Woodward”) products to the nuclear industry and the exclusive worldwide distributor of Cooper Energy Services, Inc. (“Cooper”) products to the nuclear industry. The Paducah, Kentucky operation provides in-house and in-field repair services for Falk industrial reduction gears in the Midwest. The Seattle, Washington operation provides in-house and in-field repair services for Alco engines located on the West Coast and the Pacific Rim.

Power Generation and Industrial Customers

      The Company’s major power generation customers are Miami-Dade County, Florida Water and Sewer Authority, Progress Energy and the worldwide nuclear power industry. The Company’s major industrial customers include the cement, paper and mining industries in the Midwest and southeast United States.

Power Generation and Industrial Competitive Conditions

      The Company’s primary competitors are other independent diesel services companies and industrial reduction gear repair companies and manufacturers. While price is a major determinant in the competitive process, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are significant factors. A substantial portion of the Company’s business is obtained by competitive bids. The Company has entered into preferential service agreements with certain large operators of diesel powered generation equipment, providing such operations with one source of support and service for all of their requirements at pre-negotiated prices.

      The Company is also the exclusive worldwide distributor of EMD, Cooper and Woodward parts for the nuclear industry. Specific regulations relating to equipment used in nuclear power generation require extensive testing and certification of replacement parts. Non-genuine parts and parts not properly tested and certified cannot be used in the nuclear applications.

Engine Distribution Agreement

      Engine Systems has an agreement with Stewart & Stevenson Services, Inc., allowing Stewart & Stevenson to sell EMD engines in certain applications within Engine Systems’ distributorship territory encompassing 17 eastern states and the Caribbean. Engine Systems receives an annual fee based on sales within the distributorship territory.

Rail Operations

      The Company is engaged in the overhaul and repair of locomotive diesel engines and the sale of replacement parts for locomotives serving shortline, industrial, and certain transit and Class II railroads within the continental United States. The Company serves as an exclusive distributor for EMD providing replacement parts, service and support to these markets. EMD is the world’s largest manufacturer of diesel-electric locomotives, a position it has held for over 81 years.

Rail Customers

      The Company’s rail customers are United States shortline, industrial, transit and Class II operators. The shortline and industrial operators are located throughout the United States, and are primarily branch or spur rail lines that provide the final connection between the plants or mines and the major railroad operators. The shortline railroads are independent operators. The plants and mines own the industrial railroads. The transit railroads are primarily located in larger cities in the Northeast and West Coast of the United States. Transit railroads are operated by cities, states and Amtrak. The Class II railroads are larger regionally operated railroads.

Rail Competitive Conditions

      As an exclusive United States distributor for EMD parts, the Company provides all EMD parts sales to these markets, as well as providing rebuild and service work. There are several other companies providing service for shortline and industrial locomotives. In addition, the industrial companies, in some cases, provide their own service.

Employees

      Marine Systems, Engine Systems and Rail Systems together have approximately 240 employees.

Properties

      The principal offices of the diesel engine services segment are located in Houma, Louisiana. The Company also operates seven parts and service facilities, with two facilities located in Houma, Louisiana, and one facility each located in Chesapeake, Virginia, Rocky Mount, North Carolina, Paducah, Kentucky, Medley, Florida and Seattle, Washington. All of these facilities are located on leased property except the Houma, Louisiana facilities are situated on approximately seven acres of Company owned land.

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

      The Company and a group of approximately 45 other companies have been notified that they are Potentially Responsible Parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a potential Superfund site, the Palmer Barge Line Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs have entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

      The Company and certain subsidiaries have received a Request For Information (“RFI”) from the EPA under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a potential Superfund site, the Gulfco site, located in Freeport, Texas. In prior years, a company unrelated to Gulfco operated at the site and provided tank barge cleaning services to various subsidiaries of the Company. An RFI is not a determination that a party is responsible or potentially responsible for contamination at a site, it is only a request seeking any information a party may have with respect to a site as part of an EPA investigation into such site. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

      In addition, the Company is involved in various legal and other proceedings which are incidental to the conduct of its business, none of which in the opinion of management will have a material effect on the Company’s financial condition, results of operations or cash flows. Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these other claims and contingencies.

Item 4.	Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the fiscal year ended December 31, 2003, no matter was submitted to a vote of security holders through solicitation of proxies or otherwise.

Executive Officers of the Registrant

      The executive officers of the Company are as follows:

Name	Age	Positions and Offices

C. Berdon Lawrence	61	Chairman of the Board of Directors
Joseph H. Pyne	56	President, Director and Chief Executive Officer
Norman W. Nolen	61	Executive Vice President, Chief Financial Officer,
		Treasurer and Assistant Secretary
Steven P. Valerius	49	President — Kirby Inland Marine
Dorman L. Strahan	47	President — Kirby Engine Systems
Mark R. Buese	48	Senior Vice President — Administration
Jack M. Sims	61	Vice President — Human Resources
Howard G. Runser	53	Vice President — Information Technology
G. Stephen Holcomb	58	Vice President — Investor Relations and Assistant Secretary
Ronald A. Dragg	40	Controller

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

      Joseph H. Pyne holds a degree in liberal arts from the University of North Carolina and has served as President and Chief Executive Officer of the Company since April 1995. He has served the Company as a Director since 1988. He served as Executive Vice President of the Company from 1992 to April 1995 and as

President of Kirby Inland Marine from 1984 to November 1999. He also served in various operating and administrative capacities with Kirby Inland Marine from 1978 to 1984, including Executive Vice President from January to June 1984. Prior to joining the Company, he was employed by Northrop Services, Inc. and served as an officer in the Navy.

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

      Mark R. Buese holds a degree in business administration from Loyola University and has served the Company as Senior Vice President — Administration since October 1999. He served the Company or one of its subsidiaries as Vice President — Administration from 1993 to October 1999. He also served as Vice President of Kirby Inland Marine from 1985 to 1999 and served in various sales, operating and administrative capacities with Kirby Inland Marine from 1978 through 1985.

      Jack M. Sims holds a degree in business administration from the University of Miami and has served the Company, or one of its subsidiaries, as Vice President — Human Resources since 1993. Prior to joining the Company in March 1993, he served as Vice President — Human Resources for Virginia Indonesia Company from 1982 through 1992, Manager — Employee Relations for Houston Oil and Minerals Corporation from 1977 through 1981 and in various professional and managerial positions with Shell Oil Company from 1967 through 1977.

      Howard G. Runser holds an M.B.A. degree from Xavier University and a Bachelor of Science degree from Penn State University. He has served the Company as Vice President — Information Technology since January 2000. He is a Certified Data Processor and a Certified Computer Programmer. Prior to joining the Company in January 2000, he was Vice President of Financial Information Systems for Petroleum Geo-Services, and previously held management positions with Weatherford International, Inc. and Compaq Computer Corporation.

      G. Stephen Holcomb holds a degree in business administration from Stephen F. Austin State University and has served the Company as Vice President — Investor Relations and Assistant Secretary since November 2002. He also served as Vice President, Controller and Assistant Secretary from 1989 to November 2002, Controller from 1987 through 1988 and as Assistant Controller from 1976 through 1986. Prior to that, he was Assistant Controller of Kirby Industries from 1973 to 1976. Prior to joining the Company in 1973, he was employed by Cooper Industries, Inc.

      Ronald A. Dragg is a Certified Public Accountant and holds a Master of Science in Accountancy degree from the University of Houston and a degree in finance from Texas A&M University. He has served the Company as Controller since November 2002, Controller — Financial Reporting from January 1999 to October 2002, and Assistant Controller — Financial Reporting from October 1996 to December 1998. Prior to joining the Company, he was employed by Baker Hughes Incorporated.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is traded on the New York Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated:

	Sales Price

	High	Low

2004
First Quarter (through March 5, 2004)	$36.54	$30.19
2003
First Quarter	29.25	21.62
Second Quarter	28.44	24.28
Third Quarter	30.68	25.93
Fourth Quarter	35.75	28.40
2002
First Quarter	33.50	25.65
Second Quarter	32.01	23.82
Third Quarter	24.90	20.50
Fourth Quarter	28.26	20.40

      As of March 5, 2004, the Company had 24,453,365 outstanding shares held by approximately 950 stockholders of record.

      The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Since 1989, the Company has not paid any dividends on its common stock.

Item 6.	Selected Financial Data

      The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2003. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company and the Financial Statements included under Item 8 elsewhere herein (in thousands, except per share amounts):

	December 31,

	2003	2002	2001*	2000*	1999*

Revenues:
Marine transportation	$530,411	$450,280	$481,283	$443,203	$290,956
Diesel engine services	83,063	85,123	85,601	69,441	74,648

	$613,474	$535,403	$566,884	$512,644	$365,604

Net earnings	$40,918	$27,446	$39,603	$34,113	$21,441

Earnings per share of common stock: Basic	$1.69	$1.14	$1.65	$1.40	$1.01

Diluted	$1.67	$1.13	$1.63	$1.39	$1.01

Weighted average shares outstanding:
Basic	24,153	24,061	24,027	24,401	21,172
Diluted	24,506	24,394	24,270	24,566	21,293

	December 31,

	2003	2002	2001*	2000*	1999*

Property and equipment, net	$536,512	$486,852	$466,239	$453,807	$451,851
Total assets	$854,961	$791,758	$752,435	$746,541	$753,397
Long-term debt, including current portion	$255,265	$266,001	$249,737	$293,372	$321,607
Stockholders’ equity	$372,132	$323,311	$301,022	$262,649	$240,036

*	Comparability with prior periods is affected by the following: goodwill amortization of $6,253, $5,844 and $1,660 in 2001, 2000 and 1999, respectively; and the purchase of the stock of Hollywood Marine effective October 12, 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Statements contained in this Form 10-K that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-K could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, fog and ice, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, including construction with government assisted financing, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company.

Overview

      The Company is the nation’s largest domestic inland tank barge operator with a fleet of 886 active tank barges and 229 towing vessels. The Company uses the inland waterway system of the U.S. to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. Through its diesel engine services segment, the Company provides after-market services for large medium-speed diesel engines used in marine, power generation and industrial, and rail applications.

      During 2003, approximately 86% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies in the U.S. Products transported include raw materials for many of the end products used widely by businesses and consumers every day — plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company’s business tends to mirror the general performance of the U.S. economy and the performance of the Company’s customer base. The following table shows the products transported by the Company, the revenue distribution for 2003, the uses of these products and the factors that drive the demand for the products the Company transports:

End Uses of Products Transported

	2003
	Revenue
Products Moved	Distribution	Uses of Products Moved	Drivers

Petrochemicals	68%	Plastics, Fibers, Paper, Gasoline Additives	Housing, Consumer Goods, Autos, Clothing, Vehicle Usages
Black Oil Products	16%	Asphalt, Boiler Fuel, No. 6 Fuel Oil, Coker Feedstocks, Residual Fuel, Crude Oil, Ship Bunkers	Road Construction, Feedstock for Refineries, Fuel for Power Plants and Ships
Refined Petroleum Products	11%	Gasoline Blends, No. 2 Oil, Jet Fuel, Heating Oil	Vehicle Usage, Air Travel, Weather Conditions
Agricultural Chemicals	5%	Liquid Fertilizers, Chemical Feedstocks	Corn, Cotton, Wheat Production

      Although the U.S. economy has been sluggish for several years, the Company’s performance has benefited from several strategic acquisitions and from cost savings initiatives. In 2003, the Company recorded the highest revenue in its history and second highest net earnings despite a challenging economic environment for the petrochemical industry. The Company reported net earnings of $40,918,000, $1.67 per share, on revenues of $613,474,000. The 15% increase in revenues in 2003 over 2002 was achieved primarily as a result of the marine transportation equipment acquisitions from Coastal in October 2002 and SeaRiver in January 2003. In the Coastal transaction, the Company purchased 10 double hull black oil tank barges and 13 towboats, and assumed the management of Coastal’s remaining 37 active black oil tank barges. The purchase of the SeaRiver fleet, the U.S. marine transportation affiliate of ExxonMobil, included 48 double hull tank barges and seven towboats, and assumption of the leases on 16 double hull tank barges.

      The Company’s largest marine transportation market is the petrochemical market, which contributed 68% of marine transportation revenue. The petrochemical market was weak in 2003 due to a sluggish U.S. economy. As a result, the Company was unable to pass through most inflationary increases in its costs to its customers, which contributed to the lower marine transportation operating margin of 14.6% in 2003 versus 16.6% in 2002. In addition, the Company’s management of the Coastal tank barges is accounted for as an unincorporated joint venture, whereby all revenues and certain expenses of the managed tank barges are consolidated in the Company’s financial statements. The distribution of Coastal’s share of the joint venture’s operating profits is recognized as an operating expense, which lowered the Company’s 2003 marine transportation operating margin by an estimated 1%. The Company was able to modestly raise rates during the fourth quarter of 2003 on several contract renewals. Currently, approximately 70% of the Company’s marine transportation business is under term contracts with the remaining 30% participating in the spot market, giving the Company a more stable revenue stream with a smaller amount of exposure to day-to-day pricing fluctuations.

      The marine transportation segment experienced an 8% increase in navigational delay days during 2003 compared with 2002 due primarily to high and low water levels on the Mississippi River System, fog and high winds along the Gulf Intracoastal Waterway, and navigational delays due to repairs to a major lock located on the Gulf Intracoastal Waterway. These delays required the use of additional chartered towboats to meet customer delivery schedules and resulted in increased transit times that had a negative effect on the marine transportation segment’s operating margins. Higher fuel prices also negatively impacted the marine transportation segment during 2003. The average price of fuel consumed in 2003 was higher by 24% over 2002. Despite fuel escalation clauses that allow the Company to recover increases in the cost of fuel on a 30 to 90 day delay, the Company estimates that the increase in fuel prices in the 2003 first quarter reduced the Company’s first quarter net earnings by an estimated $.05 per share, of which approximately $.03 per share was recovered in the second quarter. For the 2003 third and fourth quarters, the negative impact of the higher fuel cost was marginal.

      The Company’s 2003 diesel engine services segment’s revenues and operating income fell 2% and 11%, respectively, compared with 2002. These results reflected a continued weak Gulf Coast offshore oil service market and a weak Midwest inland dry cargo barge market. These weak markets were partially offset by stronger West Coast marine and power generation markets. Operating margins in the diesel engine services segment fell to 9.5% in 2003 from 10.4% in 2002 due primarily to a greater mix of parts sales versus service revenue, as parts sales historically earn a lower operating margin than service work.

      The Company continued to generate strong cash flow provided by operating activities during 2003. The Company reduced its debt-to-capitalization ratio from 45.1% to 40.7% during 2003, despite spending $35,566,000 on the SeaRiver acquisition discussed above and $72,356,000 in capital expenditures. Long-term debt was reduced by $10,736,000 to $255,265,000 as of December 31, 2003.

      In 2003, the Company spent $72,356,000 in capital expenditures, including delivery of 13 new barges for a total of $23,943,000. The Company’s new barge construction program is designed to replace older tank barges that are retired from service without adding additional capacity. The Company projects that capital expenditures will be $85,000,000 to $90,000,000 in 2004. The projection includes the construction of 26 new tank barges for approximately $41,000,000, including $18,000,000 for ten black oil tank barges to replace retired Coastal equipment. The Company currently anticipates that it will spend an average of $21,000,000 per year through 2015 on new tank barge construction to replace the Company’s retiring tank barges. Funding for these capital expenditures is expected to be provided through operating cash flows and through available credit under the Company’s revolving credit facility.

      During 2003, the Company undertook two important steps to secure its financial strength and flexibility. In February, the Company issued $250,000,000 of ten-year senior notes at an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 1.2% that are callable after one year without penalty, with no principal payments required until maturity in 2013. This provided the Company a substantial long-term debt component for its capital structure at an attractive rate. In addition, the Company extended the maturity on its $150,000,000 revolving credit facility by three years to December 2007 and added an accordion feature that allows the maximum amount to increase from $150,000,000 to $225,000,000 without amendment. At December 31, 2003, only $5,000,000 was outstanding under the revolving credit facility. These steps allowed the Company to be in position to take advantage of internal and external growth opportunities in a consolidating industry.

      These growth opportunities include potential acquisitions of inland tank barge operations due to competitors facing fleet replacement decisions, and outsourcing by shippers and customers seeking to single source their tank barge requirements. Increased fleet size allows the Company to improve asset utilization through more backhaul opportunities, faster barge turnarounds, more efficient use of horsepower, barges positioned closer to cargos, lower incremental costs due to enhanced purchasing power, minimal incremental administration staff and less cleaning due to operating more barges with compatible prior cargos.

      The Company anticipates that a stronger U.S. and global economy in 2004 will improve petrochemical volumes. Feedstock and energy costs are expected to remain high and volatile, especially in the first half of the year, and may delay a recovery of the U.S. petrochemical industry. Industry-wide, tank barge capacity has declined since 2000. This decline should assist the tank barge industry to come into balance between the number of tank barges needed to carry its customers’ cargoes and the actual volumes moved, which should help the Company’s earnings and investment returns.

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are believed to be reasonable under the particular circumstances. Actual results may differ from these estimates based on different assumptions or conditions. The Company believes the critical accounting policies that most impact the consolidated financial statements are described below. It is also suggested that the Company’s significant accounting policies, as described in the Company’s financial statements in Note 1, Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      Accounts Receivable. The Company extends credit to its customers in the normal course of business. The Company regularly reviews its accounts and estimates the amount of uncollectable receivables each period and establishes an allowance for uncollectable amounts. The amount of the allowance is based on the age of unpaid amounts, information about the current financial strength of customers, and other relevant information. Estimates of uncollectable amounts are revised each period, and changes are recorded in the period they become known. Historically, credit risk with respect to these trade receivables has generally been considered minimal because of the financial strength of the Company’s customers; however, a significant change in the level of uncollectable amounts could have a material effect on the Company’s results of operations.

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

      Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase are included in goodwill. Management monitors the recoverability of goodwill on an annual basis, or whenever events or circumstances indicate that interim impairment testing is necessary. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average weighted cost of capital. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. There are many assumptions and estimates underlying the determination of an impairment event or loss, if any. Although the Company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

      Accrued Insurance. The Company is subject to property damage and casualty risks associated with operating vessels carrying large volumes of bulk cargo in a marine environment. The Company maintains insurance coverage against these risks subject to a deductible, below which the Company is liable. In addition to expensing claims below the deductible amount as incurred, the Company also maintains a reserve for losses that may have occurred but have not been reported to the Company. The Company uses historic experience and actuarial analysis by outside consultants to estimate an appropriate level of reserves. If the actual number of claims and magnitude were substantially greater than assumed, the required level of reserves for claims incurred but not reported could be materially understated. The Company records receivables from its insurers for incurred claims above the Company’s deductible. If the solvency of the insurers became impaired, there could be an adverse impact on the accrued receivables and the availability of insurance.

Acquisitions and Leases

      In February 2001, the Company, through its marine transportation segment, entered into a long-term lease with Union Carbide for 94 inland tank barges. The 94 inland tank barges, all double hull, have a total capacity of 1,335,000 barrels. The inland tank barges were acquired by Dow as part of the February 5, 2001 merger between Union Carbide and Dow. The Company has a long-term contract with Dow to provide for Dow’s bulk liquid inland marine transportation requirements throughout the United States inland waterway system. With the merger between Union Carbide and Dow, the Company’s long-term contract with Dow was amended to provide for Union Carbide’s bulk liquid inland marine transportation requirements. At the inception of the lease, the Union Carbide barges were used exclusively in Union Carbide service. Partial transition of the tank barges into the Company’s marine transportation fleet began in the 2001 third quarter and was completed during September 2001.

      In March 2002, the Company purchased the Cargo Carriers fleet of 21 inland tank barges for $2,800,000 in cash from Cargill, and resold six of the tank barges for $530,000 in April 2002.

      On October 31, 2002, the Company completed the acquisition of seven inland tank barges and 13 inland towboats from Coastal for $17,053,000 in cash. In addition, the Company and Coastal entered into a barge management agreement whereby the Company will serve as manager of the two companies’ combined black oil fleet for a period of seven years. The combined black oil fleet consists of 54 barges owned by Coastal, of which 37 are currently active, and the Company’s 62 active black oil barges. In a related transaction, on September 25, 2002, the Company purchased from Coastal three black oil tank barges for $1,800,000 in cash.

      On December 15, 2002, the Company purchased the 94 inland tank barges leased in February 2001, as noted above, from Union Carbide for $23,000,000. Nine of the 94 tank barges were out-of-service and eventually sold.

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

Results of Operations

      The Company reported 2003 net earnings of $40,918,000, or $1.67 per share, on revenues of $613,474,000, compared with net earnings of $27,446,000, or $1.13 per share, on revenues of $535,403,000 for 2002, and net earnings of $39,603,000, or $1.63 per share, on revenues of $566,884,000 for 2001. The 2002 year included $18,933,000 before taxes, $12,498,000 after taxes, or $.51 per share, non-cash impairment of long-lived assets and an equity investment. For the 2001 year, net earnings and earnings per share included

$6,253,000, or $.26 per share, of goodwill amortization expense. Amortization of goodwill ceased January 1, 2002 as a result of adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

      Marine transportation revenues for 2003 totaled $530,411,000, or 86% of total revenues, compared with $450,280,000, or 84% of total revenues for 2002 and $481,203,000, or 85% of total revenues for 2001. Diesel engine services revenues for 2003 totaled $83,063,000, or 14% of total revenues, compared with $85,123,000, or 16% of total revenues for 2002 and $85,601,000, or 15% of total revenues for 2001.

      For purposes of the Management’s Discussion, all earnings per share are “Diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings for 2003, 2002 and 2001 were 24,506,000, 24,394,000 and 24,270,000, respectively.

Marine Transportation

      The Company, through its marine transportation segment, is a provider of marine transportation services, operating a current fleet of 886 active inland tank barges and 229 active inland towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. The marine transportation segment is also the managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The partnership is accounted for under the equity method of accounting.

      The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2003 (dollars in thousands):

			% Change		% Change
			2003 to		2002 to
	2003	2002	2002	2001	2001

Marine transportation revenues	$530,411	$450,280	18%	$481,283	(6)%

Costs and expenses:
Costs of sales and operating expenses	332,600	269,838	23	286,641	(6)
Selling, general and administrative	57,271	52,967	8	54,070	(2)
Taxes, other than on income	12,824	10,548	22	11,211	(6)
Depreciation and other amortization	50,442	42,332	19	40,677	4
Amortization of goodwill	—	—	—	5,610	N/A

	453,137	375,685	21	398,209	(6)

Operating income	$77,274	$74,595	4%	$83,074	(10)%

Operating margins	14.6%	16.6%		17.3%

2003 Compared With 2002

Marine Transportation Revenues

      Revenues for 2003 compared with 2002 increased 18%, reflecting revenues generated from the October 2002 acquisition of 10 inland black oil tank barges and 13 towboats from Coastal and the signing of a barge management agreement to manage Coastal’s remaining 54 black oil barges, of which 37 are currently active. Revenues from the managed Coastal tank barges were included in marine transportation revenues. The increase also reflected revenues generated from the purchase of 48 inland tank barges and seven towboats, and the assumption of 16 leased inland tank barges, from SeaRiver in January 2003.

      Petrochemical volumes transported into the Midwest, excluding the SeaRiver volumes noted above, reflected a continued gradual improvement during 2003 when compared with 2002. During the second half of 2003, volumes of petrochemicals used in the production of gasoline blending components were strong.

Petrochemical volumes along the Gulf Coast, excluding the SeaRiver volumes, also reflected a continued gradual improvement. Excluding the SeaRiver volumes, Midwest and Gulf Coast petrochemical volumes have not fully recovered to their volume levels prior to the start of the current U.S. recession in the spring of 2000.

      Black oil volumes were higher than 2002 volume levels, reflecting the October 2002 Coastal acquisition noted above. During 2003, volumes of residual fuel, a black oil product, increased as residual fuel served as a substitute for natural gas and cat cracker feedstock for the production of refined products, and offset a decline in asphalt volumes, which declined during 2003 due to a reduction in state and federal funding for road construction.

      Refined product volumes into the Midwest for 2003 were generally at traditional seasonal levels, slow in the first quarter, improving with seasonal demand in the second and third quarters and stronger than normal in the fourth quarter. During the second and third quarters, low Midwest inventory levels and Gulf Coast versus Midwest gasoline price differentials encouraged the movements of gasoline from the Gulf Coast into the Midwest. The stronger than normal fourth quarter demand for gasoline movements was fueled by numerous Midwest refinery outages for maintenance, as well as low Midwest inventory levels.

      Liquid fertilizer volumes were weak for the first nine months of 2003, as a depressed U.S. Midwest farm belt economy significantly curtailed the application of nitrogen-based fertilizer, and high natural gas prices significantly curtailed the U.S. production of such fertilizer, thereby reducing the demand for Midwest volumes of such products by tank barge. During the 2003 fourth quarter, liquid fertilizer volumes to the Midwest strengthened as the Midwest farm economy improved and imported products replaced curtailed U.S. domestic production to meet the demand to replenish low Midwest inventory levels.

      During 2003, approximately 70% of marine transportation volumes were under term contracts and 30% were spot market volumes. Contract rates on renewals remained relatively flat for the first nine months of 2003, with limited ability to pass through inflationary cost increases in renewals. During the 2003 fourth quarter, the modest improvement in the petrochemical and refined products markets resulted in some modest contract renewal increases. The modestly stronger 2003 petrochemical and refined products markets also helped overall spot market rates. During 2003, spot market rates fluctuated over and under contracts rates, depending on market demand, fuel prices, weather conditions and other factors; however, on average, 2003 spot market rates were modestly higher than 2002.

Marine Transportation Costs and Expenses

      Total costs and expenses for 2003 increased 21% compared with 2002, reflecting the additional costs and expenses associated with operating additional tank barges and towboats purchased from Coastal in October 2002 and the related barge management agreement signed with Coastal, and the SeaRiver fleet acquisition in January 2003.

      Costs of sales and operating expenses for 2003 were 23% higher than 2002, reflecting additional vessel personnel and higher operating expenses from the acquisitions noted above. The segment operated an average of 229 towboats during the 2003 first quarter, 226 during the second quarter, 222 during the third quarter and 224 during the fourth quarter. The number of towboats operated and crews required is adjusted daily, depending on the amount of volumes moved, weather conditions and voyage times.

      The 2003 first quarter costs and expenses were higher due to navigational delays caused by periods of both high and low water levels on the Mississippi River System, and fog and high winds along the Gulf Intracoastal Waterway. Navigational delays also resulted from repairs to a major lock located on the Gulf Intracoastal Waterway. The navigational delays necessitated the use of additional chartered towboats during the first quarter and part of the second quarter, as noted above, to meet customer service requirements and schedules.

      Costs of sales and operating expenses for 2003 included significantly higher fuel costs when compared with 2002. The average price per gallon of diesel fuel consumed in 2003 was 89 cents, up 24% from the 2002 average price per gallon of 72 cents. For the 2003 first quarter, the price per gallon was 78% over the first quarter of 2002, with the 2003 second, third and fourth quarters up 13%, 18% and 9%, respectively, over the corresponding quarters of 2002. Term contracts contain fuel escalation clauses that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before contracts are adjusted. It is estimated that the higher fuel prices reduced the Company’s 2003 first quarter earnings by an estimated $.05 per share, of which approximately $.03 per share was recovered in the 2003 second quarter. For the 2003 third and fourth quarters, the negative impact of the higher fuel costs was marginal. For the 2003 year, the segment consumed 56.0 million gallons of diesel fuel compared with 46.7 million gallons consumed in 2002. The increase primarily reflected the acquisitions noted above.

      Selling, general and administrative expenses for the 2003 year increased 8% when compared with the 2002 year. The increase reflected higher incentive compensation accruals, professional fees, and additional administrative personnel to support the acquisitions noted above.

      Taxes, other than on income for the 2003 year increased 22% compared with the 2002 year, primarily reflecting increased waterway use taxes and property taxes resulting from the acquisitions noted above.

      Depreciation and other amortization expense for the 2003 year increased 19% over 2002. The increase reflected new tank barge additions in 2002 and 2003, as well as the acquisitions noted above.

Marine Transportation Operating Income and Operating Margins

      The marine transportation operating income for 2003 increased 4% compared with 2002. The 2003 operating margin declined to 14.6% compared with 16.6% earned in the 2002 year. The lower operating margin for 2003 reflected the segment’s inability to pass through to its customers, through contract rate renewals and spot market rates, increases in its costs and expenses over inflationary rates. The lower operating margin for 2003 also reflected more severe winter weather conditions in the first quarter of 2003 compared with the 2002 first quarter, major repairs to a critical lock on the Gulf Intracoastal Waterway and rapidly escalating fuel prices during the 2003 first quarter that were only partially recovered under contractual fuel escalation clauses in the 2003 second quarter. The 2003 year also included a full year of revenue from the October 31, 2002 purchase of the Coastal tank barges and towboats and barge management agreement between the Company and Coastal. The Company’s management of the Coastal tank barges is accounted for as an unincorporated joint venture, whereby all revenues and certain expenses of the managed tank barges are consolidated in the Company’s financial statements. The distribution of Coastal’s share of the joint venture’s operating profits is recognized as an operating expense, which lowered the Company’s 2003 marine transportation operating margin by an estimated 1%.

2002 Compared With 2001

Marine Transportation Revenues

      Revenues for 2002 compared with 2001 declined 6%, reflecting an overall continued weakness in petrochemical volumes, lower refined products volumes into the Midwest and lower liquid fertilizer volumes. During 2002, petrochemical volumes along the Gulf Coast remained depressed, the continued impact of the sluggish U.S. economy; however, petrochemical volumes into the Midwest improved in the second half of 2002 with the gradual replenishment of low inventory levels by Midwest manufacturers. Late in the fourth quarter, petrochemical volumes along the Gulf Coast reflected some improvement.

      Black oil volumes were below 2001 volume levels for the first nine months of 2002. In November and December 2002, volumes increased with the addition of the black oil tank barges and towboats purchased from Coastal and the barge management agreement signed with Coastal for the management of Coastal’s remaining black oil barges.

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

      In late September 2002, Tropical Storm Isidore, and in early October 2002, Hurricane Lili, both made landfall in central Louisiana, creating delays and diversions of marine equipment away from the path of the storms, and thereby lowering the Company’s third and fourth quarter revenues. The impact of Tropical Storm Isidore and Hurricane Lili on the 2002 results was an estimated $.05 per share after taxes.

      During the 2002 year, approximately 70% of marine transportation volumes were under term contracts and 30% were spot market volumes. During 2002, contract renewals remained relatively flat. Spot market rates declined approximately 10% to 15% during the 2002 first quarter and certain spot market rates declined an additional 15% to 20% during the second quarter. Weak petrochemical and refined products volumes during the 2002 first half created lower utilization and excess tank barge capacity industry wide. During the 2002 third quarter, spot market rates remained depressed, even though petrochemical and refined products volumes into the Midwest improved. During the fourth quarter, spot market rates moved higher as petrochemical and refined products volumes improved; however, spot market rates for 2002 remained below 2001 fourth quarter levels.

Marine Transportation Costs and Expenses

      Total costs and expenses for 2002 were 6% lower than 2001, primarily reflecting the 6% reduction in revenues for 2002 compared with 2001 and corresponding lower expenses. The 2001 year included $5,610,000 of amortization of goodwill, which the Company ceased amortizing in 2002 under SFAS No. 142.

      Costs of sales and operating expenses for 2002 decreased 6% compared with the 2001 year, primarily reflecting the decrease in marine transportation activity and corresponding lower voyage related expenses. Depending on the amount of volumes moved, the segment adjusts the number of towboats operated and crews required on a daily basis. The segment operated 217 towboats at December 31, 2001, 203 at March 31, 2002, 198 at June 30, 2002, 206 at September 30, 2002 and 215 at December 31, 2002. The increase in the number of towboats operated from September 30 to December 31, reflected the fourth quarter acquisition of the Coastal vessels and the management of Coastal’s remaining 54 black oil barge fleet, of which 37 are currently active. Partially offsetting the operating cost savings was the negative impact of inclement weather conditions, which decreased revenues and increased operating expenses. Ice conditions, frontal systems and high water during the 2002 first half and fourth quarter, and the tropical storm and hurricane noted above in the third and fourth quarters, required additional horsepower to complete movements, additional fuel and other variable expenses associated with longer transit times.

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

      The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2003 (dollars in thousands):

			% Change		% Change
			2003 to		2002 to
	2003	2002	2002	2001	2001

Diesel engine services revenues	$83,063	$85,123	(2)%	$85,601	(1)%

Costs and expenses:
Costs of sales and operating expenses	62,266	63,928	(3)	64,150	—
Selling, general and administrative	11,530	11,111	4	11,680	(5)
Taxes, other than on income	332	303	10	286	6
Depreciation and other amortization	1,045	940	11	873	8
Amortization of goodwill	—	—	—	501	N/A

	75,173	76,282	(1)	77,490	(2)

Operating income	$7,890	$8,841	(11)%	$8,111	9%

Operating margins	9.5%	10.4%		9.5%

2003 Compared With 2002

Diesel Engine Services Revenues

      Revenues for 2003 reflected a 2% decrease when compared with 2002. During 2003, two of diesel engine services primary markets, the Gulf Coast offshore well service market and the Midwest dry cargo barge market, remained weak. The Gulf Coast offshore well service market has been weak since the second half of 2001, while the Midwest dry cargo barge market has been depressed since early 2002. These markets, as well as a weak East Coast marine market, negatively impacted revenues, and were only partially offset by a stronger West Coast marine, as well as power generation, particularly nuclear, market.

Diesel Engine Services Costs and Expenses

      Cost of sales and operating expenses for 2003 decreased 3% compared with 2002, reflecting the lower service activity. Selling, general and administrative expenses were slightly higher in 2003 versus 2002 primarily due to higher incentive compensation accruals and employee medical costs, partially offset during the second half of 2003 by employee reductions in the segment’s Midwest market.

Diesel Engine Services Operating Income and Operating Margins

      Operating income for the diesel engine services segment for 2003 was 11% lower than 2002, and the operating margin declined to 9.5% compared with 10.4% for 2002. The lower operating margin was primarily attributable to an increase in parts sales and lower service revenue. During 2003, service revenue represented 46% of total revenue compared with 51% for 2002, while parts revenue represented 54% of total 2003 revenue compared with 49% in 2002. Historically, parts sales earn a lower operating margin than service work.

2002 Compared With 2001

Diesel Engine Services Revenues

      Revenues for 2002 compared with 2001 were relatively flat, benefiting from strong 2002 power generation, industrial and railroad markets, thereby offsetting a weak 2002 Gulf Coast oil and gas services market, a market weak since the second half of 2001. The power generation market benefited from favorable service and parts sales to the nuclear industry. Sales to the railroad market benefited from the July 2001 agreement with EMD to distribute replacement parts for locomotive engines used by certain U.S. transit and Class II railroads, and improved service and parts sales to a slightly improved U.S. steel industry.

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

General Corporate Expenses

      General corporate expenses for 2003, 2002 and 2001 were $6,351,000, $5,677,000 and $7,088,000, respectively. The 12% increase in 2003 compared with 2002 is primarily due to higher employee incentive compensation accruals and professional fees. The 20% decline in 2002 compared with 2001 reflected lower employee incentive compensation accruals and professional fees, partially offset by annual salary increases effective January 2002.

Other Income and Expenses

      The following table sets forth the impairment of long-lived assets, gain (loss) on disposition of assets, equity in earnings of marine affiliates, impairment of equity investment, other expense, minority interests and interest expense for the three years ended December 31, 2003 (dollars in thousands):

			% Change		% Change
			2003 to		2002 to
	2003	2002	2002	2001	2001

Impairment of long-lived assets	$—	$(17,712)	N/A	$—	N/A
Gain (loss) on disposition of assets	(99)	624	(116)%	363	72%
Equity in earnings of marine affiliates.	2,932	700	319%	2,950	(76)%
Impairment of equity investment	—	(1,221)	N/A	—	N/A
Other expense	(119)	(155)	(23)%	(540)	(71)%
Minority interests	(902)	(962)	(6)%	(706)	36%
Interest expense	(14,628)	(13,540)	8%	(19,038)	(29)%

Asset Impairments

      During the fourth quarter of 2002, the Company recorded $18,933,000 of non-cash pre-tax impairment charges. The after-tax effect of the charges was $12,498,000 or $.51 per share. Of the total pre-tax charges, $17,241,000 was due to reduced estimated cash flows resulting from reduced lives on the Company’s single hull fleet and its commitment to sell certain vessels. The reduced estimated useful lives on 114 single hull tank barges was due to market bias against single hull tank barges and the assessment of the impact of new regulations issued in September 2002 by the USCG that require the installation of tank level monitoring devices on all single hull tank barges by October 2007. The Company plans to retire all of its single hull tank barges by October 17, 2007. The Company committed to sell 21 inactive or out-of-service double hull tank barges and five inactive towboats and reduced the carrying value of these vessels by $5,682,000 to fair value of $2,621,000. The charges also included a $1,221,000 write-down of an investment in a non-consolidated affiliate to its estimated fair value and a $471,000 write-down of surplus diesel shop equipment.

Gain (loss) on Disposition of Assets

      The Company reported a net loss on disposition of assets of $99,000 in 2003 compared with net gains of $624,000 in 2002 and $363,000 in 2001. The net gains and loss were predominantly from the sale of marine equipment.

Equity in Earnings of Marine Affiliates

      Equity in earnings of marine affiliates, consisting primarily of a 35% owned offshore marine partnership, increased to $2,932,000, a 319% increase for 2003 compared with 2002. For the 2002 year, the equity in earnings declined to $700,000 compared with $2,950,000 for the 2001 year. During the 2003, 2002 and 2001 years, the four offshore dry-cargo barge and tugboats units owned through the 35% owned partnership with a public utility were generally employed under the partnership’s contract to transport coal across the Gulf of Mexico, with a separate contract for the backhaul of limestone rock. The significant improvement for 2003 over 2002 reflected close to full utilization of the partnership’s fleet. The lower results for 2002 primarily reflected reduced rates on the recently renewed coal transportation contract, and the timing of maintenance on three of the four units in the partnership. The results for 2001 reflected major maintenance at the customer’s docking facility which closed the facility for a portion of the 2001 third quarter, and the Company’s decision to conduct maintenance on two of the offshore barge and tugboat units while the facility was closed.

Interest Expense

      The 8% increase in interest expense for 2003 compared with 2002 reflected higher average debt, offset to some degree by lower average interest rates. The higher average debt level was attributable to the Coastal acquisition in October 2002, the Union Carbide acquisition in December 2002, the SeaRiver acquisition in January 2003 and higher capital expenditures levels, partially offset by higher cash flow from operating activities. The 29% reduction in interest expense for 2002 compared with 2001 was attributable to lower debt levels and lower average interest rates. In January 2002, the Company retired the remaining $50,000,000 of 7.05% medium term notes, refinancing the notes through the Company’s bank revolving credit facility. During 2003, 2002 and 2001, the average debt and average interest rate, including the effect of interest rate swaps, were $282,378,000 and 5.2%, $240,954,000 and 5.6%, and $264,568,000 and 7.2%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

      Total assets as of December 31, 2003 were $854,961,000 compared with $791,758,000 as of December 31, 2002 and $752,435,000 as of December 31, 2001. The following table sets forth the significant components of the balance sheet as of December 31, 2003 compared with 2002 and 2002 compared with 2001 (dollars in thousands):

			% Change		% Change
			2003 to		2002 to
	2003	2002	2002	2001	2001

Assets:
Current assets	$131,779	$119,468	10%	$113,991	5%
Property and equipment, net	536,512	486,852	10	466,239	4
Investment in marine affiliates	9,162	10,238	(11)	10,659	(4)
Goodwill, net	156,726	156,726	—	156,726	—
Other assets	20,782	18,474	12	4,820	283

	$854,961	$791,758	8%	$752,435	5%

Liabilities and stockholders’ equity:
Current liabilities	$98,868	$91,245	8%	$95,021	(4)%
Long-term debt-less current portion	255,040	265,665	(4)	249,402	7
Deferred income taxes	106,134	85,768	24	89,542	(4)
Minority interests and other long-term liabilities	22,787	25,769	(12)	17,448	48
Stockholders’ equity	372,132	323,311	15	301,022	7

	$854,961	$791,758	8%	$752,435	5%

2003 Compared With 2002

      Current assets as of December 31, 2003 increased 10% compared with December 31, 2002. Trade accounts receivable increased 1%, primarily reflecting the acquisition of the SeaRiver fleet in January 2003 and corresponding increase in marine transportation business with SeaRiver, partially offset by continued emphasis on collection of trade receivables on a timely basis by the marine transportation and diesel engine services segments. Other receivables increased 183%, primarily from expected IRS federal income tax refunds for the 2002 and 2003 tax years totaling approximately $12,500,000, partially offset by the increased collection of diesel engine services’ engine core receivables. The 10% decrease in inventory — finished goods reflected enhanced emphasis on inventory management in the diesel engine services segment. The Company also increased its allowance for doubtful accounts by $648,000, primarily related to two marine transportation customers.

      Property and equipment, net of accumulated depreciation, as of December 31, 2003 increased 10% compared with December 31, 2002. The increase reflected $72,356,000 of capital expenditures, more fully described under Capital Expenditures below, the acquisition of the SeaRiver fleet and the purchase of two tankering companies for a total of $36,466,000, less $52,929,000 of depreciation expense and property disposals of $6,233,000 for the 2003 year.

      Investment in marine affiliates as December 31, 2003 decreased 11% compared with 2002, reflecting equity in earnings of marine affiliates of $2,932,000, less $4,009,000 of distributions received during 2003.

      Other assets as of December 31, 2003 increased 12% compared with December 31, 2002, primarily due to non-compete agreements from the acquisitions of two tankering companies, costs incurred in the issuance on February 28, 2003 of the Company’s new $250,000,000 senior notes and the amendment dated December 9, 2003 of the Company’s revolving credit facility. Such debt issue costs are capitalized and amortized to expense over the life of the loans.

      Current liabilities as of December 31, 2003 increased 8% compared with December 31, 2002. The increase was due to higher accounts payable, primarily the result of the acquisition of the SeaRiver fleet in January 2003 and higher related business activities, the classification of $650,000 of fair market value of interest rate swap agreements as short-term instead of long-term, as they mature in the next twelve months, increased accruals for barge charters, as well as higher employee compensation accruals. In addition, waterway use taxes and property taxes were higher due to increased business activity levels and the acquisition of the SeaRiver fleet. Offsetting these increases was a reduced accrual for incurred but not reported claims, the result of favorable claims experience.

      Long-term debt, less current portion, as of December 31, 2003 decreased 4% compared with December 31, 2002. The reduction primarily reflected the paydown of long-term debt using the Company’s 2003 net cash provided by operating activities of $112,230,000, proceeds from the disposition of assets totaling $7,069,000 and $4,901,000 of proceeds from the exercise of employee and director stock options. Borrowings totaling $37,816,000 were used to finance the January 2003 SeaRiver marine equipment acquisition and two tankering company acquisitions, and 2003 capital expenditures totaling $72,356,000.

      Deferred income taxes as of December 31, 2003 increased 24% compared with December 31, 2002 primarily due to bonus tax depreciation on qualifying capital expenditures due to federal legislation enacted in 2002 and 2003.

      Minority interest and long-term liabilities as of December 31, 2003 decreased 12% compared with December 31, 2002, primarily due to the recording of a $3,744,000 decrease in the fair value of the interest rate swap agreements for 2003, more fully described under Long-Term Financing below.

      Stockholders’ equity as of December 31, 2003 increased 15% compared with December 31, 2002. The increase primarily was the result of the recording of $40,918,000 of net earnings, a decrease in treasury stock of $4,941,000, a $2,112,000 increase in accumulated other comprehensive income and the recording of $1,003,000 of net deferred compensation related to restricted stock options. The decrease in treasury stock was attributable to the exercise of employee and director stock options and the issuance of restricted stock. The increase in accumulated other comprehensive income resulted primarily from the net changes in fair value of interest rate swap agreements, net of taxes, more fully described under Long-Term Financing below.

2002 Compared With 2001

      Current assets as of December 31, 2002 increased 5% compared with December 31, 2001. Prepaid expenses and other current assets increased 41%, partially from the recording as a current asset $1,550,000 of a $17,500,000 November 2002 contribution to the Company’s defined benefit plan for vessel personnel. The increased contribution was the result of lower interest rates and lower investment returns from the plan’s assets, which consist primarily of fixed income securities and corporate stocks. Funding of the plan is based on actuarial projections that are designed to satisfy minimum ERISA funding requirements to achieve adequate funding of accumulated benefit obligations. Additionally, vessels with a fair value of $2,621,000, and committed to be sold in 2003, were reclassified from property and equipment to prepaid expenses and other current assets. The Company also wrote-off $738,000 of trade accounts receivables against the allowance for doubtful accounts primarily recorded in 2001.

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

      Other assets as of December 31, 2002 increased 283% during 2002 compared with December 31, 2001, primarily from the $17,500,000 contribution to the Company’s defined benefit plan for vessel personnel, of which $1,550,000 was classified as a current asset.

      Current liabilities as of December 31, 2002 declined 4% compared with December 31, 2001, primarily due to a decrease in accrued liabilities, the result of lower employee compensation accruals, the timing of such compensation payments, and lower accrued interest expense, the result of lower average interest rates and lower average debt levels, partially offset by higher accruals for casualty losses.

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

      Stockholders’ equity as of December 31, 2002 increased 7% compared with December 31, 2001. The increase for 2002 primarily reflected net earnings of $27,446,000, a net increase in treasury stock of $1,252,000, and a $4,698,000 decrease in accumulated other comprehensive income. The increase in treasury stock reflected $3,931,000 of open market treasury stock purchases less $2,679,000 associated with the exercise of employee stock options. The $4,698,000 decrease in accumulated other comprehensive income resulted from the net changes in fair value of interest rate swap agreements, net of taxes, more fully described under Long-Term Financing below.

Retirement Plans

      The Company sponsors a defined benefit plan for vessel personnel. The plan benefits are based on an employee’s years of service and compensation. The plan assets primarily consist of fixed income securities and corporate stocks. Funding of the plan is based on actuarial projections that are designed to satisfy minimum ERISA funding requirements to achieve adequate funding of accumulated benefit obligations. The fair value of plan assets was $67,691,000 and $56,901,000 at November 30, 2003 and 2002, respectively.

      The Company’s investment strategy is to emphasize total return (capital appreciation plus dividend and interest income). The primary objective in the investment management of assets shall be to emphasize long-term growth of principal while avoiding excessive risk. Risk is managed through diversification of investments both within and among asset classes, as well as by choosing securities that have an established trading and underlying operating history.

      The Company assumed that plan assets would generate a long-term rate of return of 8.75% during 2003 and 9.25% during 2002. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants, and considering historical returns for various asset classes and actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

Long-Term Financing

      The Company has a $150,000,000 unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank. On December 9, 2003, the Company amended the Revolving Credit Facility to extend the maturity date to December 9, 2007. The amendment allows for an increase in bank commitments under the agreement from $150,000,000 up to a maximum of $225,000,000 without further amendments to the agreement. Borrowing options under the amended Revolving Credit Facility allow the Company to borrow at an interest rate equal to either the LIBOR plus a margin ranging from .75% to 1.50%, depending on the Company’s senior debt rating; or an adjusted Certificate of Deposit (“CD”) rate plus a margin ranging from ..875% to 1.625%, also depending on the Company’s senior debt rating; or the greater of prime rate, Federal Funds rate plus .50%, or the secondary market rate for three-month CD rate plus 1%. A commitment fee is charged on the unused portion of the Revolving Credit Facility at a rate ranging from .20% to .40%, depending on the Company’s senior debt rating, multiplied by the average unused portion of the Revolving Credit Facility, and is paid quarterly. A utilization fee equal to .125% to .25%, also depending on the Company’s senior debt rating, of the average outstanding borrowings during periods in which the total borrowings exceed 33% of the total $150,000,000 commitment, is also paid quarterly. At March 5, 2004, the applicable interest rate spread over LIBOR was .875% and the commitment fee and utilization fee were .25% and .125%, respectively. The amended Revolving Credit Facility also included a modification to the minimum net worth requirement, as defined, to $250,000,000. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. The Company was in compliance with all Revolving Credit Facility covenants as of December 31, 2003. As of December 31, 2003, $5,000,000 was outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $10,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility totaled $1,114,000 as of December 31, 2003.

      On February 28, 2003, the Company issued $250,000,000 of floating rate senior notes (“Senior Notes”) due February 28, 2013. The unsecured Senior Notes pay interest quarterly at a rate equal to the LIBOR plus a margin of 1.2%. The notes are callable at par after one year without penalty and no principal payments are required until maturity in 2013. The proceeds of the Senior Notes were used to repay $121,500,000 of the outstanding balance on the Company’s unsecured term loan credit facility with a syndicate of banks and $128,500,000 of the outstanding balance on the Revolving Credit Facility. As of December 31, 2003, $250,000,000 was outstanding under the Senior Notes. The Company was in compliance with all Senior Notes covenants at December 31, 2003.

      At December 31, 2002, the Company had an unsecured term loan credit facility (the “Term Loan”) with a syndicate of banks, with Bank of America, N.A. (“Bank of America”) as the agent bank. With proceeds from the Senior Notes, the Company repaid $121,500,000 of the outstanding balance under the Term Loan on February 28, 2003. The remaining $50,000,000 was repaid during 2003 with four quarterly principal payments of $12,500,000, with the final payment made on October 9, 2003.

      The Company has an uncommitted $10,000,000 line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit. The Credit Line, which matured on November 4, 2003 was extended to November 3, 2004. Borrowings under the Credit Line allow the Company to borrow at an interest rate equal to either LIBOR plus a margin of 1%; or the higher of prime rate or the Federal Funds rate plus .50%. As of December 31, 2003, the Company did not have any borrowings outstanding under the Credit Line and outstanding letters of credit totaled $526,000.

      The Company has an uncommitted $5,000,000 revolving credit note (“Credit Note”) with BNP Paribas (“BNP”) for short-term liquidity needs. The Credit Note originally had a $10,000,000 borrowing limit but was reduced to $5,000,000 on February 27, 2003 by mutual agreement between BNP and the Company. In September 2002, the Company entered into a $5,000,000 uncommitted letter of credit line with BNP. On

February 27, 2003, the $5,000,000 uncommitted letter of credit line was cancelled due to a lack of need. The Company did not have any borrowings outstanding under the Credit Note as of December 31, 2003.

      The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes providing for the issuance of fixed rate or floating rate debt with maturities of nine months or longer. As of December 31, 2003, $121,000,000 was available under the shelf registration, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, working capital requirements and reductions of the Company’s Revolving Credit Facility and Senior Notes. On January 29, 2002, the Company used proceeds from the Revolving Credit Facility to retire the $50,000,000 of medium term notes due on that date. As of December 31, 2003, there were no outstanding debt securities under the shelf registration.

      From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and Senior Notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of December 31, 2003, the Company had a total notional amount of $250,000,000 of interest rate swaps designated as cash flow hedges for its variable rate Senior Notes as follows (dollars in thousands):

Notional				Fixed
amount	Trade date	Effective date	Termination date	pay rate	Receive rate

$100,000	February 2003	March 2003	February 2004	1.39%	Three-month LIBOR
$ 50,000	April 2001	April 2001	April 2004	4.96%	One-month LIBOR
$100,000	February 2001	March 2001	March 2006	5.64%	One-month LIBOR
$100,000	September 2003	March 2006	February 2013	5.45%	Three-month LIBOR

      These interest rate swaps hedge a significant portion of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2003 year. At December 31, 2003, the total fair value of the interest rate swap agreements was $8,660,000, of which $650,000 was recorded as an other accrued liability for swap maturities within the next twelve months, and $8,010,000 was recorded as an other long-term liability for swap maturities greater than twelve months. At December 31, 2002, the fair value of the interest rate swaps was recorded as an other long-term liability of $12,404,000 and no gain or loss on ineffectiveness was required to be recognized in 2002. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $6,488,000 and $5,476,000 for the years ended December 31, 2003 and 2002, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $3,275,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of December 31, 2003 and 2002 based on quoted market values of the Company’s portfolio of derivative instruments.

Capital Expenditures

      Capital expenditures for the 2003 year totaled $72,356,000, of which $23,943,000 were for construction of new tank barges, and $48,413,000 were primarily for upgrading of the existing marine transportation fleet. Capital expenditures for the 2002 year totaled $47,709,000, of which $8,366,000 were for construction of new tank barges, and $39,343,000 were primarily for upgrading of the existing marine transportation fleet. For the 2001 year, capital expenditures totaled $59,159,000, of which $17,757,000 were for construction of new tank barges and $41,402,000 were primarily for upgrading of the existing marine transportation fleet. The Company’s tank barge construction program is designed to replace older petrochemical and refined petroleum products tank barges, as well as black oil tank barges, as they are retired from service.

      In January 2001, the Company entered into a contract for the construction of five double hull, 30,000 barrel capacity, inland tank barges which will be used for transporting asphalt. The five barges were placed into service during the second half of 2001. The total purchase price of the five barges was approximately

$8,900,000. Financing of the construction of the five barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

      In June 2001, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined petroleum products. During the 2002 first quarter, one tank barge was placed into service, three tank barges were placed into service in the second quarter, one in the third quarter and the last tank barge was placed into service in October 2002. The total purchase price of the six barges was approximately $8,900,000. Financing of the construction of the six barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

      In February 2002, the Company entered in a contract for the construction of two double hull, 30,000 barrel capacity, inland tank barges which will be used for transporting asphalt. The two tank barges were placed into service during the 2003 first quarter. The total purchase price of the two barges was approximately $3,600,000 of which $164,000 was expended in 2002, with the balance expended in the 2003 first half. Financing of the construction of the two barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

      In February 2002, the Company also entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Two of the tank barges were delivered in the 2003 second quarter, one in the third quarter and two in the fourth quarter. The sixth tank barge was delivered in February 2004. The total purchase price of the six barges was approximately $9,400,000, of which $780,000 was expended in 2002 and $8,612,000 was expended in 2003. Financing of the construction of the six barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

      In October 2002, the Company entered into a contract for the construction for six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemical and refined petroleum products. Delivery of the six barges is scheduled over a six-month period starting in May 2004. The total purchase price of the six barges is approximately $8,900,000, of which $1,111,000 was expended in 2003. Financing of the construction of the six barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.

      In May 2003, the Company entered into a contract for the construction of 16 double hull, 30,000 barrel capacity, inland tank barges with 12 for use in the transportation of black oil products and four for use in the transportation of petrochemical and refined petroleum products. Delivery of the 16 barges is scheduled over 2003 and 2004, with one delivered in the 2003 third quarter, five in the fourth quarter, with five anticipated to be delivered in the first quarter of 2004 and five in the second quarter of 2004. The total purchase price of the 16 barges is approximately $29,000,000, of which $10,806,000 was expended in 2003. Under the terms of the contract, the Company has an option for the construction of 16 additional double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of black oil products.

      In October 2003, the Company entered into a contract for the construction of nine double hull, 30,000 barrel capacity, inland tank barges. Of the nine barges, five barges will be for use in the transportation of petrochemicals and refined petroleum products and four for use in the transportation of black oil products. Delivery of the nine barges is scheduled over a four-month period beginning in August 2004. The total purchase price of the nine barges is approximately $16,000,000, of which none was expended in 2003.

      Over the next three years, a number of tank barges in the combined Company/ Coastal black oil fleet are scheduled to be retired and replaced with new tank barges. Under the barge management agreement with Coastal, Coastal has the right to maintain its same capacity share of the combined fleet by building replacement barges as older barges are retired. Coastal elected not to exercise its right to purchase its share of the 16 black oil barges; therefore, the Company will purchase all 16 of the barges.

      Funding for future capital expenditures and new tank barge construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

      The Company did not purchase any treasury stock during 2003. During 2002, the Company purchased 165,000 shares of its common stock at a total purchase price of $3,931,000, for an average price of $23.76 per share. During 2001, the Company purchased 126,000 shares of its common stock at a total purchase price of $2,750,000, for an average price of $21.77 per share.

      On April 20, 1999, the Board of Directors increased the Company’s common stock repurchase authorization by an additional 2,000,000 shares. As of March 5, 2004, the Company had 1,210,000 shares available under the repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

      The Company generated net cash provided by operating activities of $112,230,000, $72,554,000 and $96,940,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2003 over 2002 reflected favorable cash flow from working capital and the deferral of additional federal income taxes as a result of increased tax depreciation on qualifying capital expenditures due to federal legislation enacted in 2002 and 2003. The 2003 over 2002 favorable cash flow from working capital is primarily due to a reduction in the Company’s contribution to its defined benefit plan for vessel employees to $5,600,000 from $17,500,000 in 2002. The significant decline in 2002 compared with 2001 was primarily attributable to a $17,500,000 contribution to the Company’s defined benefit plan for vessel employees made in 2002, the result of lower interest rates and lower investment returns from the plan assets versus the $6,500,000 contribution made in 2001.

      The Company accounts for its ownership in its four marine partnerships under the equity method of accounting, recognizing cash flow upon the receipt or distribution of cash from the partnerships and joint ventures. For the years ended December 31, 2003 and 2001, the Company received cash totaling $4,009,000 and $2,295,000, respectively, from the partnerships and joint ventures. For the year ended December 31, 2002, the Company made a net payment of $30,000 to the partnerships and joint ventures.

      Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayment of borrowing associated with each of the above and other operating requirements. In addition to net cash flow provide by operating activities, the Company also had available as of March 5, 2004, $148,886,000 under its Revolving Credit Facility and $121,000,000 under its shelf registration program, subject to mutual agreement and terms. As of March 4, 2004, the Company had $8,769,000 available under its Credit Line and $3,000,000 under the Credit Note.

      Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for pricing grids on its Revolving Credit Facility. The pricing grids on the Company’s Revolving Credit Facility are discussed in Note 5, Long-Term Debt in the financial statements.

      The Company expects to continue to fund expenditures for acquisitions, capital construction projects, treasury stock repurchases, repayment of borrowings, and for other operating requirements from a combination of funds generated from operating activities and available financing arrangements.

      There are numerous factors that may negatively impact the Company’s cash flow in 2004. For a list of significant risks and uncertainties that could impact cash flows, see Note 12, Contingencies and Commitments in the financial statements. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as also described in Note 5, Long-Term Debt in the financial statements.

      The Company has a 50% interest in a joint venture bulk liquid terminal business which has a $4,819,000 term loan outstanding at December 31, 2003. The loan is non-recourse to the Company and the Company has no guarantee obligation. The Company uses the equity method of accounting to reflect its investment in the joint venture.

      The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $2,912,000 at December 31, 2003, including $1,993,000 in letters of credit and $919,000 in performance bonds, of which $683,000 of these financial instruments relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Contractual Obligations

      The contractual obligations of the Company and its subsidiaries at December 31, 2003 consisted of the following (in thousands):

	Payments Due By Period

		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Contractual Obligations
Long-term debt	$255,265	$225	$8	$5,009	$250,023
Non-cancelable operating leases	30,285	11,000	18,264	1,021	—
Capital expenditures	40,689	40,689	—	—	—

	$326,239	$51,914	$18,272	$6,030	$250,023

Accounting Standards

      In June 2001, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 requires the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. SFAS No. 143 was effective for the Company at the beginning of fiscal 2003. The Company adopted SFAS No. 143 effective January 1, 2003 with no effect on the Company’s financial position or results of operations.

      In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections” (“SFAS No. 145”) was issued. SFAS No. 145 provides guidance for accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and income statement classification of gains and losses on extinguishment of debt. The Company adopted SFAS No. 145 effective January 1, 2003 with no effect on the Company’s financial position or results of operations.

      In July 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than accruing costs at the date of management’s commitment to an exit or disposal plan. The Company adopted SFAS No. 146 for all exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the 2003 year, as there were no applicable exit or disposal activities.

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 197 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company adopted the recognition provisions of the Interpretation effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of the Interpretation did not have a material effect on the Company’s financial position or results of operations. The Company guarantees as of December 31, 2003 are described in Note 12 Contingencies and Commitments.

      In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”) was issued. SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method of accounting for stock-based employee compensation, since the exercise price of the Company’s stock options is set at the fair market value on the date of grant, no compensation expense is recorded. The Company is required under SFAS No. 123 to disclose pro forma information relating to option grants as if the Company used the fair value method of accounting, which requires the recording of estimated compensation expenses.

      The following table summarizes pro forma net earnings and earnings per share for the years ended December 31, 2003, 2002 and 2001 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amount):

	2003	2002	2001

Net earnings, as reported	$40,918	$27,446	$39,603
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,592)	(3,405)	(2,488)

Pro forma net earnings	$37,326	$24,041	$37,155

Earnings per share:
Basic — as reported	$1.69	$1.14	$1.65
Basic — pro forma	$1.55	$1.00	$1.55
Diluted — as reported	$1.67	$1.13	$1.63
Diluted — pro forma	$1.52	$.99	$1.53

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest in variable interest entities created after January 31, 2003, and to variable interest entities where an interest is obtained after January 31, 2003. The application of this Interpretation has had no effect on the Company’s financial position or results of operations.

      In April 2003, Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”) was issued. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 for decisions made: (1) as part of the Derivative Implementation Group process that requires amendments to SFAS No. 133; (2) in connection with other FASB projects dealing with financial instruments; and (3) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no effect on the Company’s financial position or results of operations.

      In May 2003, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) was issued. SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no effect on the Company’s financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would impact the 2004 interest expense by approximately $146,000, based on balances outstanding at December 31, 2003, and change the fair value of the Company’s debt by less than 1%.

      From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate swap agreements which are entered into with major financial institutions. Derivative financial instruments related to the Company’s interest rate risks are intended to reduce the Company’s exposure to increases in the benchmark interest rates underlying the Company’s Senior Notes and variable rate bank credit facilities. The Company does not enter into derivative financial instrument transactions for speculative purposes.

      From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and Senior Notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent to the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of December 31, 2003, the Company had a total notional amount of $250,000,000 of interest rate swaps designated as cash flow hedges for its variable rate Senior Notes as follows (dollars in thousands):

Notional				Fixed
amount	Trade date	Effective date	Termination date	pay rate	Receive rate

$100,000	February 2003	March 2003	February 2004	1.39%	Three-month LIBOR
$50,000	April 2001	April 2001	April 2004	4.96%	One-month LIBOR
$100,000	February 2001	March 2001	March 2006	5.64%	One-month LIBOR
$100,000	September 2003	March 2006	February 2013	5.45%	Three-month LIBOR

      These interest rate swaps hedge a significant portion of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2003 year. At December 31, 2003, the total fair value of the interest rate swap agreements was $8,660,000, of which $650,000 was recorded as an other accrued liability for swap maturities within the next twelve months, and $8,010,000 was recorded as an other long-term liability for swap maturities greater than twelve months. At December 31, 2002, the fair value of the interest rate swaps was recorded as an other long-term liability of $12,404,000 and no gain or loss on ineffectiveness was required to be recognized in 2002. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $6,488,000 and $5,476,000 for the years ended December 31, 2003 and 2002, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $3,275,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of December 31, 2003 and 2002 based on quoted market values of the Company’s portfolio of derivative instruments.

Item 8.	Financial Statements and Supplementary Data

      The response to this item is submitted as a separate section of this report (see Item 15, page 73).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this annual report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10 Through 14.

      The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2003, except for the information regarding executive officers which is provided in a separate item, captioned “Executive Officers of the Registrant,” and is included as an unnumbered item following Item 4 in Part I of this Form 10-K.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Kirby Corporation:

      We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

KPMG LLP

Houston, Texas

January 31, 2004

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,064	$1,432
Accounts receivable:
Trade — less allowance for doubtful accounts of $1,493,000 ($819,000 in 2002)	80,585	79,829
Other	17,347	6,129
Inventory — finished goods, at lower of average cost or market	13,991	15,549
Prepaid expenses and other current assets	13,173	12,777
Deferred income taxes	2,619	3,752

Total current assets	131,779	119,468

Property and equipment:
Marine transportation equipment	824,378	732,087
Land, buildings and equipment	66,545	65,850

	890,923	797,937
Accumulated depreciation	354,411	311,085

	536,512	486,852

Investment in marine affiliates	9,162	10,238
Goodwill — less accumulated amortization of $15,566,000 in 2003 and 2002	156,726	156,726
Other assets	20,782	18,474

	$854,961	$791,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$225	$336
Income taxes payable	897	1,443
Accounts payable	41,577	37,509
Accrued liabilities:
Interest	686	228
Insurance premiums and claims	23,070	25,435
Employee compensation	15,083	11,531
Taxes — other than on income	6,602	4,649
Other	5,284	5,549
Deferred revenues	5,444	4,565

Total current liabilities	98,868	91,245

Long-term debt — less current portion	255,040	265,665
Deferred income taxes	106,134	85,768
Minority interests	2,933	2,691
Other long-term liabilities	19,854	23,078

	383,961	377,202

Contingencies and commitments	—	—
Stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 60,000,000 shares, issued 30,907,000 shares	3,091	3,091
Additional paid-in capital	178,720	176,867
Accumulated other comprehensive income	(5,950)	(8,062)
Deferred compensation	(1,003)	—
Retained earnings	310,575	269,657

	485,433	441,553
Less cost of 6,590,000 shares in treasury (6,900,000 in 2002)	113,301	118,242

	372,132	323,311

	$854,961	$791,758

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	($ in thousands,
	except per share amounts)
Revenues:
Marine transportation	$530,411	$450,280	$481,283
Diesel engine services	83,063	85,123	85,601

	613,474	535,403	566,884

Costs and expenses:
Costs of sales and operating expenses	395,043	334,146	351,155
Selling, general and administrative	73,149	66,855	69,720
Taxes, other than on income	13,141	11,136	11,668
Depreciation and other amortization	53,328	45,507	44,133
Amortization of goodwill	—	—	6,111
Impairment of long-lived assets	—	17,712	—
Loss (gain) on disposition of assets	99	(624)	(363)

	534,760	474,732	482,424

Operating income	78,714	60,671	84,460
Equity in earnings of marine affiliates	2,932	700	2,950
Impairment of equity investment	—	(1,221)	—
Other expense	(119)	(155)	(540)
Minority interests	(902)	(962)	(706)
Interest expense	(14,628)	(13,540)	(19,038)

Earnings before taxes on income	65,997	45,493	67,126
Provision for taxes on income	(25,079)	(18,047)	(27,523)

Net earnings	$40,918	$27,446	$39,603

Net earnings per share of common stock:
Basic	$1.69	$1.14	$1.65
Diluted	$1.67	$1.13	$1.63

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	($ in thousands)
Common stock:
Balance at beginning and end of year	$3,091	$3,091	$3,091

Additional paid-in capital:
Balance at beginning of year	$176,867	$176,074	$175,575
Excess (deficit) of proceeds received upon exercise of stock options and issuance of restricted stock over cost of treasury stock sold	794	248	(6)
Tax benefit realized from stock option plans	1,059	545	505

Balance at end of year	$178,720	$176,867	$176,074

Accumulated other comprehensive income:
Balance at beginning of year	$(8,062)	$(3,364)	$—
Additional minimum supplemental executive retirement plan liability, net of taxes ($197 in 2003)	(321)	—	—
Change in fair value of derivative financial instruments, net of taxes ($(1,311) in 2003, $2,530 in 2002 and $1,812 in 2001)	2,433	(4,698)	(3,364)

Balance at end of year	$(5,950)	$(8,062)	$(3,364)

Deferred compensation:
Balance at beginning of year	$—	$—	$—
Employee restricted stock compensation	(1,003)	—	—

Balance at end of year	$(1,003)	$—	$—

Retained earnings:
Balance at beginning of year	$269,657	$242,211	$202,608
Net earnings for the year	40,918	27,446	39,603

Balance at end of year	$310,575	$269,657	$242,211

Treasury stock:
Balance at beginning of year	$(118,242)	$(116,990)	$(118,625)
Purchase of treasury stock (165,000 shares in 2002 and 126,000 shares in 2001)	—	(3,931)	(2,750)
Cost of treasury stock sold upon exercise of stock options and issuance of restricted stock (310,000 in 2003, 157,000 in 2002 and 259,000 shares in 2001)	4,941	2,679	4,385

Balance at end of year	$(113,301)	$(118,242)	$(116,990)

Comprehensive income:
Net earnings for the year	$40,918	$27,446	$39,603
Other comprehensive income (loss), net of taxes ($(1,114) in 2003, $2,530 in 2002 and $1,812 in 2001)	2,112	(4,698)	(3,364)

Total comprehensive income	$43,030	$22,748	$36,239

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	($ in thousands)
Cash flows from operating activities:
Net earnings	$40,918	$27,446	$39,603
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	53,328	45,507	50,244
Provision (credit) for deferred income taxes	20,384	(1,883)	2,994
Loss (gain) on disposition of assets	99	(624)	(363)
Equity in earnings of marine affiliates, net of distributions	1,077	(730)	(656)
Impairment of long-lived assets	—	17,712	—
Impairment of equity investment	—	1,221	—
Other	1,805	1,050	2,012
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	(596)	(1,092)	1,569
Inventory	1,557	(444)	545
Other assets	(3,428)	(13,599)	(5,650)
Income taxes payable	(11,616)	1,028	813
Accounts payable	4,068	2,131	(528)
Accrued and other liabilities	4,634	(5,169)	6,357

Net cash provided by operating activities	112,230	72,554	96,940

Cash flows from investing activities:
Capital expenditures	(72,356)	(47,709)	(59,159)
Acquisitions of marine equipment	(37,816)	(44,818)	—
Proceeds from disposition of assets	7,069	5,938	2,774
Other	—	(70)	10

Net cash used in investing activities	(103,103)	(86,659)	(56,375)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	(260,400)	66,600	(33,300)
Proceeds from senior notes	250,000	—	—
Payments on long-term debt	(336)	(50,335)	(10,335)
Purchase of treasury stock	—	(3,931)	(2,750)
Return of investment to minority interests	(660)	(1,091)	(1,195)
Proceeds from exercise of stock options	4,901	2,444	4,207

Net cash provided by (used in) financing activities	(6,495)	13,687	(43,373)

Increase (decrease) in cash and cash equivalents	2,632	(418)	(2,808)
Cash and cash equivalents, beginning of year	1,432	1,850	4,658

Cash and cash equivalents, end of year	$4,064	$1,432	$1,850

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$13,435	$14,441	$18,275
Income taxes	$16,310	$18,501	$24,591
Noncash investing and financing activity:
Disposition of assets for note receivables	$900	$1,100	$—

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(1)	Summary of Significant Accounting Policies

      Principles of Consolidation. The consolidated financial statements include the accounts of Kirby Corporation and all majority-owned subsidiaries (“the Company”). One affiliated limited partnership in which the Company owns a 50% interest, is the general partner and has effective control, and whose activities are an integral part of the operations of the Company is consolidated. All other investments in which the Company owns 20% to 50% and exercises significant influence over operating and financial policies are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to reflect the current presentation of financial information.

Accounting Policies

      Cash Equivalents. Cash equivalents consist of all short-term, highly liquid investments with maturities of three months or less at date of purchase.

      Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectable balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 2003 and 2002 were $3,616,000 and $3,377,000, respectively, of accruals for diesel engine services work in process which have not been invoiced as of the end of each year.

      The Company’s marine transportation and diesel engine services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with insurance companies. As of December 31, 2003 and 2002, the Company had receivables of $1,751,000 and $1,494,000, respectively, from insurance companies to cover claims over the Company’s deductible.

      Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily trade accounts receivables. The Company’s marine transportation customers include the major oil refining and petrochemical companies. The diesel engine services customers are offshore oil and gas service companies, inland and offshore marine transportation companies, commercial fishing companies, power generation companies, shortline, industrial, and certain transit and Class II railroads, and the United States government. Credit risk with respect to these trade receivables is generally considered minimal because of the financial strength of such companies as well as the Company having procedures in effect to monitor the creditworthiness of customers.

      Fair Value of Financial Instruments. Cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these financial instruments. The fair value of the Company’s debt instruments is more fully described in Note 5, Long-Term Debt.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)     Summary of Significant Accounting Policies — (Continued)

      Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. Through the end of 2001, goodwill was amortized on the straight-line method over the lesser of its expected useful life or forty years. Effective January 1, 2002, the Company ceased the amortization of goodwill with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 also requires periodic tests of the goodwill’s impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company did not incur any transitional impairment losses or gains as a result of adopting SFAS No. 142. The Company conducted its annual impairment test as required by SFAS No. 142 at November 30, 2003, noting no impairment of goodwill. The Company will continue to conduct goodwill impairment tests as required under SFAS No. 142 effective November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary.

      Amortization of goodwill for 2001 was $6,253,000. The following table sets forth the reported and adjusted net earnings, and basic and diluted earnings per share for 2001 (in thousands, except earnings per share amounts):

2001

Reported net earnings	$39,603
Amortization of goodwill — marine transportation	5,610
Amortization of goodwill — diesel engine services	501
Amortization of goodwill — equity in earnings of marine affiliates	142

Adjusted net earnings	$45,856

Reported basic earnings per share	$1.65
Amortization of goodwill	.26

Adjusted basic earnings per share	$1.91

Reported diluted earnings per share	$1.63
Amortization of goodwill	.26

Adjusted diluted earnings per share	$1.89

      Revenue Recognition. The majority of marine transportation revenue is derived from term contracts, ranging from one to five years, with renewal options, and the remainder is from spot market movements. The majority of the term contracts are for terms of one year. The Company is strictly a provider of marine transportation services for its customers and does not assume ownership of any of the products it transports. A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate. The rate may or may not escalate during the term of the contract, however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Term contracts typically only set agreement as to rates and do not have volume requirements. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate. The Company uses a voyage accounting method of revenue recognition for its marine transportation revenues which allocates voyage revenue and expenses based on the percent of the voyage completed during the period. There is no difference in the recognition of revenue between a term contract and a spot contract.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)     Summary of Significant Accounting Policies — (Continued)

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

      Stock-Based Compensation. In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”) was issued. SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method of accounting for stock-based employee compensation, since the exercise price of the Company’s stock options is at the fair market value on the date of grant, no compensation expense is recorded. The Company is required under SFAS No. 123 to disclose pro forma information relating to option grants as if the Company used the fair value method of accounting, which requires the recording of estimated compensation expenses.

      The following table summarizes pro forma net earnings and earnings per share for the years ended December 31, 2003, 2002 and 2001 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amounts):

	2003	2002	2001

Net earnings, as reported	$40,918	$27,446	$39,603
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,592)	(3,405)	(2,448)

Pro forma net earnings	$37,326	$24,041	$37,155

Earnings per share:
Basic — as reported	$1.69	$1.14	$1.65
Basic — pro forma	$1.55	$1.00	$1.55
Diluted — as reported	$1.67	$1.13	$1.63
Diluted — pro forma	$1.52	$.99	$1.53

      The weighted average fair value of options granted during 2003, 2002 and 2001 was $14.74, $15.30 and $12.88, respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were as follows: no dividend yield for any year; average risk-free interest rate based on five- and 10-year Treasury bonds — 2.6% for 2003, 2.6% for 2002 and 4.2% for 2001; stock price volatility — 68% for 2003, 67% for 2002 and 71% for 2001; and estimated option term — four or nine years.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)     Summary of Significant Accounting Policies — (Continued)

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

      Accrued Insurance. Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (IBNR) based on past experience. Insurance premiums, IBNR losses and incurred claims losses, up to the Company’s deductible, for 2003, 2002 and 2001 were $8,548,000, $10,366,000 and $14,109,000 respectively.

      Minority Interests. The Company has a majority interest in and is the general partner for the affiliated entities. In situations where losses applicable to the minority interest in the affiliated entities exceed the limited partners’ equity capital, such excess and any further loss attributable to the minority interest is charged against the Company’s interest in the affiliated entities. If future earnings materialize in the respective affiliated entities, the Company’s interest would be credited to the extent of any losses previously absorbed.

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

      Recoverability on marine transportation assets is assessed based on vessel classes, not on individual assets, because identifiable cash flows for individual marine transportation assets are not available. Projecting customer contract volumes allows estimation of future cash flows by projecting pricing and utilization by vessel class but it is not practical to project which individual marine transportation asset will be utilized for any given contract. Because customers do not specify which particular vessel is used, prices are quoted based on vessel classes not individual assets. Nominations of vessels for specific jobs are determined on a day by day basis and are a function of the equipment class required and the geographic position of vessels within that class at that particular time as vessels within a class are interchangeable and provide the same service. Barge vessel classes are based on similar capacities, hull type, and type of product and towboats are based on horsepower. Recoverability of the vessel classes is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. An impairment charge incurred by the Company in the fourth quarter of 2002 is described in Note 3, Asset Impairments.

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144, issued in August 2001, addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”) and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)     Summary of Significant Accounting Policies — (Continued)

Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale, as well as to resolve implementation issues related to SFAS No. 121, while retaining many of the fundamental provisions of SFAS No. 121. The adoption of SFAS No. 144 had no effect on the Company’s financial position or results of operations. The impairment charges taken in 2002 were a result of certain business events, not the adoption of SFAS No. 144.

Accounting Standards

      In June 2001, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 requires the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. SFAS No. 143 was effective for the Company at the beginning of fiscal 2003. The Company adopted SFAS No. 143 effective January 1, 2003 with no effect on the Company’s financial position or results of operations.

      In April 2002, Statement of Financial Accounting Standards No. 145 “Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections” (“SFAS No. 145”) was issued. SFAS No. 145 provides guidance for accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and income statement classification of gains and losses on extinguishment of debt. The Company adopted SFAS No. 145 effective January 1, 2003 with no effect on the Company’s financial position or results of operations.

      In July 2002, Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) was issued. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than accruing costs at the date of management’s commitment to an exit or disposal plan. The Company adopted SFAS No. 146 for all exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the 2003 year as there were no applicable exit or disposal activities.

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest in variable interest entities created after January 31, 2003, and to variable interest entities where an interest is obtained after January 31, 2003. The application of this Interpretation has not had an effect on the Company’s financial position or results of operations.

      In May 2003, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) was issued. SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no effect on the Company’s financial position or results of operations.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Acquisitions

      On January 15, 2003, the Company purchased from SeaRiver Maritime, Inc. (“SeaRiver”), the U.S. transportation affiliate of Exxon Mobil Corporation (“ExxonMobil”), 45 double hull inland tank barges and seven inland towboats for $32,113,000 in cash, and assumed from SeaRiver the leases of 16 double hull inland tank barges. On February 28, 2003, the Company purchased three double hull inland tank barges leased by SeaRiver from Banc of America Leasing & Capital, LLC (“Banc of America Leasing”) for $3,453,000 in cash. The Company entered into a contract to provide inland marine transportation services to SeaRiver, transporting petrochemicals, refined petroleum products and black oil products throughout the Gulf Intracoastal Waterway and the Mississippi River System. Financing of the equipment acquisitions was through the Company’s revolving credit facility.

      In March 2002, the Company purchased the Cargo Carriers fleet of 21 inland tank barges for $2,800,000 in cash from the Cargill Corporation, and resold six of the tank barges for $530,000 in April 2002. Financing for the equipment acquisition was through the Company’s revolving credit facility.

      On October 31, 2002, the Company completed the acquisition of seven inland tank barges and 13 inland towboats from Coastal for $17,053,000 in cash. In addition, the Company and Coastal entered into a barge management agreement whereby the Company will serve as manager of the two companies’ combined black oil fleet for a period of seven years. The combined black oil fleet consists of 54 barges owned by Coastal, of which 37 are currently active, and the Company’s 62 active black oil barges. Coastal is engaged in the inland tank barge transportation of black oil products along the Gulf Intracoastal Waterway and the Mississippi River and its tributaries. In a related transaction, on September 25, 2002, the Company purchased from Coastal three black oil tank barges for $1,800,000 in cash. Financing for the equipment acquisitions was through the Company’s revolving credit facility.

      On December 15, 2002, the Company completed the acquisition of 94 inland tank barges from Union Carbide Finance Corporation (“Union Carbide”) for $23,000,000. Nine of the 94 tank barges were out-of-service and eventually sold. The Company had operated the tank barges since February 2001 under a long-term lease agreement between the Company and Union Carbide. The Dow Chemical Company (“Dow”) acquired the inland tank barges as part of the February 2001 merger between Union Carbide Corporation and Dow. The Company has a long-term contract with Dow to provide for Dow’s bulk liquid inland marine transportation requirements throughout the United States inland waterway system. With the merger between Union Carbide and Dow, the Company’s long-term contract with Dow was amended to provide for Union Carbide’s liquid inland marine transportation requirements. Financing for the equipment acquisition was through the Company’s revolving credit facility.

(3)	Asset Impairments

      During the fourth quarter of 2002, the Company recorded $18,933,000 of non-cash pre-tax impairment charges. The after-tax effect of the charges was $12,498,000 or $.51 per share. Of the total pre-tax charges, $17,241,000 was due to reduced estimated cash flows resulting from reduced lives on the Company’s single hull fleet and its commitment to sell certain vessels. The reduced estimated useful lives on 114 single hull tank barges was due to market bias against single hull tank barges and the assessment of the impact of new regulations issued in September 2002 by the United States Coast Guard (“USCG”) that require the installation of tank level monitoring devices on all single hull tank barges by October 2007. The Company plans to retire all of its single hull tank barges by October 17, 2007. The Company committed to sell 21 inactive or out-of-service double hull tank barges and five inactive towboats and reduced the carrying value of these vessels by $5,682,000 to a fair value of $2,621,000. As of December 31, 2003, the Company has sold substantially all of these double hull tank barges and towboats. The charges also included a $1,221,000 write-down of an investment in a non-consolidated affiliate to its estimated fair value and a $471,000 write-down of surplus diesel shop equipment.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Derivative Instruments

      In April 2003, Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”) was issued. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 149 amends SFAS No. 133 for decisions made: (1) as part of the Derivatives Implementation Group process that requires amendments to SFAS No. 133; (2) in connection with other FASB projects dealing with financial instruments; and (3) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no effect on the Company’s financial position or results of operations.

      SFAS No. 133, established accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative’s gain and losses to offset related results on the hedged item in the statement of earnings. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings.

      From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate swap agreements and are entered into with major financial institutions. Derivative financial instruments related to the Company’s interest rate risks are intended to reduce the Company’s exposure to increases in the benchmark interest rates underlying the Company’s floating rate senior notes and variable rate bank credit facilities.

      From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of December 31, 2003, the Company had a total notional amount of $250,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional				Fixed
amount	Trade date	Effective date	Termination date	pay rate	Receive rate

$100,000	February 2003	March 2003	February 2004	1.39%	Three-month LIBOR
$50,000	April 2001	April 2001	April 2004	4.96%	One-month LIBOR
$100,000	February 2001	March 2001	March 2006	5.64%	One-month LIBOR
$100,000	September 2003	March 2006	February 2013	5.45%	Three-month LIBOR

      These interest rate swaps hedge a significant portion of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2003 year. At December 31, 2003, the total fair value of the interest rate swap agreements was $8,660,000, of which $650,000 was recorded as an other accrued liability for swap maturities within the next twelve months, and $8,010,000 was recorded as an other long-term

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Derivative Instruments — (Continued)

liability for swap maturities greater than twelve months. At December 31, 2002, the fair value of the interest rate swaps was recorded as an other long-term liability of $12,404,000 and no gain or loss on ineffectiveness was required to be recognized in 2002. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $6,488,000 and $5,476,000 for the years ended December 31, 2003 and 2002, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $3,275,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of December 31, 2003 and 2002 based on quoted market values of the Company’s portfolio of derivative instruments.

(5)	Long-Term Debt

      Long-term debt at December 31, 2003 and 2002 consisted of the following (in thousands):

	2003	2002

Long-term debt, including current portion:
$150,000,000 revolving credit facility due December 9, 2007	$5,000	$88,000
Senior notes due February 28, 2013	250,000	—
Term loan credit facility, maturing in varying amounts through October 9, 2004	—	171,500
$10,000,000 credit line due November 3, 2004	—	5,900
Other long-term debt	265	601

	$255,265	$266,001

      The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2004	$225
2005	4
2006	4
2007	5,004
2008	5
Thereafter	250,023

$255,265

      The Company has a $150,000,000 unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank. On December 9, 2003, the Company amended the Revolving Credit Facility to extend the maturity date to December 9, 2007. The amendment allows for an increase in bank commitments under the agreement from $150,000,000 up to a maximum of $225,000,000 without further amendments to the agreement. Borrowing options under the amended Revolving Credit Facility allow the Company to borrow at an interest rate equal to either the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from ..75% to 1.50%, depending on the Company’s senior debt rating; or an adjusted Certificate of Deposit (“CD”) rate plus a margin ranging from ..875% to 1.625%, also depending on the Company’s senior debt rating; or the greater of prime rate, Federal Funds rate plus .50%, or the secondary market rate for three-month CD rate plus 1%. A commitment fee is charged on the unused portion of the Revolving Credit Facility at a rate ranging from .20% to .40%, depending

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Long-Term Debt — (Continued)

on the Company’s senior debt rating, multiplied by the average unused portion of the Revolving Credit Facility, and is paid quarterly. A utilization fee equal to ..125% to .25%, also depending on the Company’s senior debt rating, of the average outstanding borrowings during periods in which the total borrowings exceed 33% of the total $150,000,000 commitment, is also paid quarterly. At December 31, 2003, the applicable interest rate spread over LIBOR was .875% and the commitment fee and utilization fee were .25% and .125%, respectively. The amended Revolving Credit Facility also included a modification to the minimum net worth requirement, as defined, to $250,000,000. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. The Company was in compliance with all Revolving Credit Facility covenants as of December 31, 2003. As of December 31, 2003, $5,000,000 was outstanding under the Revolving Credit Facility and the average interest rate was 2.3%. The average borrowing under the Revolving Credit Facility during the 2003 year was $28,356,000, computed by using the daily balance, and the weighted average interest rate was 2.4%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing. The Revolving Credit Facility includes a $10,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility totaled $1,114,000 as of December 31, 2003.

      On February 28, 2003, the Company issued $250,000,000 of floating rate senior notes (“Senior Notes”) due February 28, 2013. The unsecured Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 1.2%. The notes are callable at par after one year without penalty and no principal payments are required until maturity in 2013. The proceeds of the Senior Notes were used to repay $121,500,000 of the outstanding balance on the Company’s unsecured term loan credit facility with a syndicate of banks and $128,500,000 of the outstanding balance on the Revolving Credit Facility. As of December 31, 2003, $250,000,000 was outstanding under the Senior Notes and the average interest rate was 2.4%. The weighted average interest rate in 2003 was 2.5%. The Company was in compliance with all Senior Notes covenants at December 31, 2003.

      At December 31, 2002, the Company had an unsecured term loan credit facility (the “Term Loan”) with a syndicate of banks, with Bank of America, N.A. (“Bank of America”) as the agent bank. With proceeds from the Senior Notes, the Company repaid $121,500,000 of the outstanding balance under the Term Loan on February 28, 2003. The remaining $50,000,000 was repaid during 2003 with four quarterly principal payments of $12,500,000, with the final payment made on October 9, 2003.

      The Company has on file a shelf registration on Form S-3 with the Securities and Exchange Commission providing for the issue of up to $250,000,000 of debt securities, including medium term notes providing for the issuance of fixed rate or floating rate debt with maturities of nine months or longer. The $121,000,000 available balance, subject to mutual agreement to terms, as of December 31, 2003 may be used for future business and equipment acquisitions, working capital requirements and reductions of the Company’s

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Long-Term Debt — (Continued)

Revolving Credit Facility and Senior Notes. Activities under the shelf registration have been as follows (dollars in thousands):

	Outstanding	Interest	Available
	Balance	Rate	Balance

Medium Term Notes program	$—		$250,000
Issuance March 1995 (Maturity March 10, 1997)	34,000	7.77%	216,000
Issuance June 1995 (Maturity June 1, 2000)	45,000	7.25%	171,000

Outstanding December 31, 1995 and 1996	79,000		171,000
Issuance January 1997 (Maturity January 29, 2002)	50,000	7.05%	121,000
Payment March 1997	(34,000)		121,000

Outstanding December 31, 1997, 1998 and 1999	95,000		121,000
Payment June 2000	(45,000)		121,000

Outstanding December 31, 2000 and 2001	50,000		121,000
Payment January 2002	(50,000)		121,000

Outstanding December 31, 2002 and 2003	$—		121,000

      The Company has a $10,000,000 uncommitted line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit. The Credit Line, which matured on November 4, 2003, was extended to November 3, 2004. Borrowings under the Credit Line allow the Company to borrow at an interest rate equal to either LIBOR plus a margin of 1%; or the higher of prime rate or the Federal Funds rate plus .50%. As of December 31, 2003, the Company did not have any borrowings outstanding under the Credit Line and outstanding letters of credit totaled $526,000.

      The Company has an uncommitted $5,000,000 revolving credit note (“Credit Note”) with BNP Paribas (“BNP”) for short-term liquidity needs. The Credit Note originally had a $10,000,000 borrowing limit but was reduced to $5,000,000 on February 27, 2003 by mutual agreement between BNP and the Company. In September 2002, the Company entered into a $5,000,000 uncommitted letter of credit line with BNP. On February 27, 2003, the $5,000,000 uncommitted letter of credit line was cancelled due to a lack of need. The Company did not have any borrowings outstanding under the Credit Note as of December 31, 2003.

      The Company is of the opinion that the amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt at December 31, 2003 and 2002.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Taxes on Income

      Earnings before taxes on income and details of the provision for taxes on income for the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

	2003	2002	2001

Earnings before taxes on income — United States	$65,997	$45,493	$67,126

Provision (credit) for taxes on income:
Federal
Current	$3,731	$18,948	$23,243
Deferred	19,311	(2,047)	3,094
State and local	2,037	1,146	1,186

	$25,079	$18,047	$27,523

      During the three years ended December 31, 2003, 2002 and 2001, tax benefits related to the exercise of stock options that were allocated directly to additional paid-in capital totaled $1,059,000, $545,000 and $505,000, respectively.

      The Company’s provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 2003, 2002 and 2001 due to the following:

	2003	2002	2001

United States income tax statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.0	1.6	1.2
Non-deductible goodwill amortization	—	—	3.1
Non-deductible equity goodwill impairment	—	1.0	—
Other non-deductible items	1.0	2.1	1.7

	38.0%	39.7%	41.0%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Taxes on Income — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax assets and liabilities at December 31, 2003, 2002 and 2001 were as follows (in thousands):

	2003	2002	2001

Current deferred tax assets:
Compensated absences	$406	$1,076	$1,011
Allowance for doubtful accounts	523	287	554
Insurance accruals	1,556	2,166	1,548
Other	134	223	—

	$2,619	$3,752	$3,113

Non-current deferred tax assets and liabilities:
Deferred tax assets:
Postretirement health care benefits	$3,106	$2,730	$2,471
Insurance accruals	3,733	3,093	3,446
Deferred compensation	1,181	1,150	984
Unrealized loss on derivative financial instruments	3,031	4,341	1,812
Other	3,147	2,782	3,167

	14,198	14,096	11,880

Deferred tax liabilities:
Property	(105,415)	(86,969)	(93,708)
Deferred state taxes	(6,387)	(5,329)	(5,164)
Pension benefits	(7,937)	(7,369)	(2,209)
Other	(593)	(197)	(341)

	(120,332)	(99,864)	(101,422)

	$(106,134)	$(85,768)	$(89,542)

      As of December 31, 2003, the Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Leases

      The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Lease agreements for tank barges have terms from two to twelve years expiring at various dates through 2008. Total rental expense for the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

	2003	2002	2001

Rental expense:
Marine equipment — tank barges	$9,327	$12,610	$11,839
Marine equipment — towboats*	42,707	34,196	35,379
Other buildings and equipment	3,951	3,439	3,245
Sublease rental	—	—	(6)

Net rental expense	$55,985	$50,245	$50,457

*	All of the Company’s towboat rental agreements provide the Company with the option to terminate the agreements with notice ranging from seven to 90 days.

      Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2003 were as follows (in thousands):

Land,
Buildings and
Equipment

2004	$11,000
2005	9,367
2006	6,214
2007	2,683
2008	1,000
Thereafter	21

$30,285

(8)	Stock Option Plans

      The Company has five employee stock option plans which were adopted in 1989, 1994, 1996, 2001 and 2002 for selected officers and other key employees. The 1989 Employee Plan provided for the issuance until July 1999 of incentive and nonincentive stock options to purchase up to 600,000 shares of common stock. The 1994 Employee Plan provided for the issuance until January 2004 of incentive and non-qualified stock options to purchase up to 1,000,000 shares of common stock. The 1996 Employee Plan provides for the issuance of incentive and non-qualified stock options to purchase up to 900,000 shares of common stock. The 2002 Employee Plan provides for the issuance of incentive and nonincentive stock options to purchase up to 1,000,000 shares of common stock. The 2001 Employee Plan provided for the issuance of incentive and nonincentive stock options to purchase up to 1,000,000 shares of common stock. With the approval of the 2002 Employee Plan by stockholders at the April 2002 Annual Meeting, the 2001 Employee Plan was terminated, except for stock options and restricted stock previously granted. Under the above plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to February 10, 2000 are ten years and the options vest ratably over four years. Options granted after February 10, 2000 have terms of five years and vest ratably over three years. At

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Stock Option Plans — (Continued)

December 31, 2003, 692,038 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

      The following is a summary of the stock option activity under the employee plans described above for the years ended December 31, 2003, 2002 and 2001:

	Outstanding	Weighted
	Non-Qualified or	Average
	Nonincentive	Exercise
	Stock Options	Price

Outstanding December 31, 2000	1,956,150	$18.30
Granted	439,500	$21.53
Exercised	(233,595)	$15.82
Canceled or expired	(231,167)	$19.70

Outstanding December 31, 2001	1,930,888	$19.17
Granted	377,178	$27.39
Exercised	(157,482)	$17.39
Canceled or expired	(15,003)	$23.68

Outstanding December 31, 2002	2,135,581	$20.64
Granted	424,142	$25.79
Exercised	(327,494)	$18.52
Canceled or expired	(1,334)	$24.54

Outstanding December 31, 2003	2,230,895	$21.82

      The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at December 31, 2003:

	Options Exercisable			Options Outstanding

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life in	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Years	Price	Exercisable	Price

$16.31-$17.91	122,950	3.74	$17.03	122,950	$17.03
$18.01-$19.01	336,334	1.60	$18.21	336,334	$18.21
$19.50-$21.53	1,041,013	2.67	$20.23	246,318	$21.43
$27.13-$28.18	710,598	3.60	$26.44	110,876	$27.42
$30.16	20,000	.14	$30.16	—	$—

$16.31-$30.16	2,230,895	2.87	$21.82	816,478	$20.26

      For the years ended December 31, 2003, 2002 and 2001, the number of options exercisable were 816,478, 678,525 and 503,280, respectively, and the weighted average exercise prices of those options were $20.26, $18.46 and $17.37, respectively.

      The Company has three director stock option plans for nonemployee directors of the Company. The 1989 Director Plan, under which no additional options can be granted, provided for the issuance until July 1999 of nonincentive options to directors of the Company to purchase up to 150,000 shares of common stock. The

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Stock Option Plans — (Continued)

1994 Director Plan, which was superseded by the 2000 Director Plan adopted in September 2000, provided for the issuance of non-qualified options to directors of the Company, including advisory directors, to purchase up to 100,000 shares of common stock. The 2000 Director Plan provides for the issuance of nonincentive options to directors of the Company to purchase up to 300,000 shares of common stock. The 2000 Director Plan provides for the automatic grants of stock options to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan provides for the issuance of stock options in lieu of cash for all or part of the annual director fee. The exercise price for all options granted under the 2000 Director Plan is equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options under the 2000 Director Plan are 10 years. The options granted when first elected as a director vest immediately. The options granted after each annual meeting of stockholders vest six months after the date of grant. Options granted in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31, 2003, 180,787 shares were available for future grants under the 2000 Director Plan. The director stock option plans are intended as an incentive to attract and retain qualified and competent independent directors.

      The following is a summary of the stock option activity under the director plans described above for the years ended December 31, 2003, 2002 and 2001:

	Outstanding	Weighted
	Non-Qualified or	Average
	Nonincentive	Exercise
	Stock Options	Price

Outstanding December 31, 2000	86,484	$19.75
Granted	40,467	$20.83
Exercised	(16,500)	$17.86
Canceled or expired	(10,500)	$23.05

Outstanding December 31, 2001	99,951	$20.15
Granted	32,442	$31.48
Exercised	—	$—

Outstanding December 31, 2002	132,393	$22.93
Granted	32,820	$25.39
Exercised	—	$—

Outstanding December 31, 2003	165,213	$23.41

      The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at December 31, 2003:

	Options Exercisable			Options Outstanding

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Number	Life in	Exercise	Number	Exercise
Exercise Prices	Outstanding	Years	Price	Exercisable	Price

$16.63-$19.88	41,484	4.41	$18.39	41,484	$18.39
$20.13-$25.50	91,287	7.28	$22.83	88,332	$22.75
$31.48	32,442	8.30	$31.48	32,442	$31.48

$16.63-$31.48	165,213	6.75	$23.41	162,258	$23.38

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Stock Option Plans — (Continued)

      For the years ended December 31, 2003, 2002 and 2001, the number of options exercisable were 162,258, 129,531 and 95,600, respectively, and the weighted average exercise prices of those options were $23.38, $22.74 and $20.13, respectively.

      The Company also had a 1993 nonqualified stock option for 25,000 shares granted to Robert G. Stone, Jr., at an exercise price of $18.63, which was exercised during 2003. The grant served as an incentive to retain the optionee as a member of the Board of Directors of the Company.

(9)	Retirement Plans

      The Company sponsors a defined benefit plan for vessel personnel. The plan benefits are based on an employee’s years of service and compensation. The plan assets primarily consist of fixed income securities and corporate stocks. Funding of the plan is based on actuarial projections that are designed to satisfy minimum ERISA funding requirements to achieve adequate funding of accumulated benefit obligations.

      The fair value of plan assets was $67,691,000 and $56,901,000 at November 30, 2003 and 2002, respectively. As of November 30, 2003 and 2002, these assets were allocated among asset categories as follows:

			Current Minimum, Target and
Asset Category	2003	2002	Maximum Allocation Policy

Equity securities	45%	50%	40% - 55% - 70%
Debt securities	30%	36%	20% - 30% - 50%
Fund of hedge funds	14%	0%	0% - 15% - 20%
Cash and cash equivalents	11%	14%	0% - 0% - 10%

	100%	100%

      The Company’s investment strategy is to emphasize total return (capital appreciation plus dividend and interest income). The primary objective in the investment management of assets shall be to emphasize long-term growth of principal while avoiding excessive risk. Risk is managed through diversification of investments both within and among asset classes, as well as by choosing securities that have an established trading and underlying operating history.

      The Company assumed that plan assets would generate a long-term rate of return of 8.75% during 2003 and 9.25% during 2002. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants, and considering historical returns for various asset classes and actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

      The Company sponsors an unfunded defined benefit health care plan that provides limited postretirement medical benefits to employees who meet minimum age and service requirements, and to eligible dependents. The plan is contributory, with retiree contributions adjusted annually.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed December 8, 2003 to make additional voluntary benefits available through Medicare. The Company has elected not to recognize the effects of the Act in these financial statements. The Company will be evaluating the implications of the Act during 2004 and recognize expected financial effects as prescribed by accounting standards in effect for subsequent reporting periods.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)     Retirement Plans — (Continued)

      The Company uses a November 30 measurement date for all of its plans. The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plans (dollars in thousands):

Postretirement Benefits
Pension Benefits	Other Than Pensions

2003	2002	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$61,581	$49,819	$12,177	$8,913
Service cost	2,978	2,543	310	649
Interest cost	4,246	3,930	548	725
Plan amendments	—	—	108	—
Actuarial loss (gain)	7,481	7,157	(3,651)	2,560
Benefits paid	(2,135)	(1,868)	(292)	(670)

Benefit obligation at end of year	74,151	61,581	9,200	12,177

Change in plan assets
Fair value of plan assets at beginning of year	56,901	46,748	—	—
Actual return on plan assets	7,325	(5,479)	—	—
Employer contribution	5,600	17,500	292	670
Benefits paid	(2,135)	(1,868)	(292)	(670)

Fair value of plan assets at end of year	67,691	56,901	—	—

Funded status	(6,460)	(4,680)	(9,200)	(12,177)
Unrecognized net actuarial loss (gain)	28,587	25,273	(798)	2,776
Unrecognized prior service cost	(668)	(756)	441	373
Other	—	—	22	56

Net amount recognized at end of year	$21,459	$19,837	$(9,535)	$(8,972)

Accumulated benefit obligation at end of year	$66,651	$56,180	$1,696	$1,549

Amounts recognized in the consolidated balance sheets
Prepaid (accrued) benefit cost	$21,459	$19,837	$(9,535)	$(8,972)
Additional minimum liability	—	—	(518)	—
Accumulated other comprehensive income	—	—	518	—

Net amount recognized at end of year	$21,459	$19,837	$(9,535)	$(8,972)

Weighted average assumptions used to determine benefit obligations as of December 31
Discount rate	6.00%	6.75%	6.00%	6.75%
Rate of compensation increase	4.00%	4.00%	—	—
Health care cost trend	—	—	9.00% t	o	10.33% t	o
5.00%	5.00%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)     Retirement Plans — (Continued)

      The components of net periodic benefit cost were as follows (dollars in thousands):

				Postretirement Benefits Other
	Pension Benefits			Than Pensions

	2003	2002	2001	2003	2002		2001

Net periodic benefit cost
Service cost	$2,978	$2,543	$1,915	$310	$649		$520
Interest cost	4,246	3,930	3,383	548	725		650
Expected return on assets	(4,890)	(4,236)	(4,016)	—	—		—
Amortization of transition obligation	—	7	17	—	—		—
Amortization of prior service cost	(89)	(89)	(89)	39	32		31
Amortization of actuarial (gain) loss	1,733	601	—	(77)	5		3
Less partnerships’ allocation	(132)	(103)	(70)	—	—		—

Net periodic benefit cost	$3,846	$2,653	$1,140	$820	$1,411		$1,204

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.75%	7.25%	7.75%	6.75%	7.25%		7.75%
Expected return on plan assets	8.75%	9.25%	9.25%	—	—		—
Rate of compensation increase	4.00%	4.00%	4.00%	—	—		—
Health care trends on covered charges	—	—	—	9.00%*	10.33	%*	11.67	%*

*	Ultimate trend rate is 5.00% beginning 2006 and thereafter.

      The Company’s unfunded defined benefit health care plan, which provides limited postretirement medical benefits, limits cost increases in the Company’s contribution to 4% per year. For measurement purposes, the assumed health care cost trend rate was 9% for 2003, declining gradually to 5% by 2006 and remaining at that level thereafter. Accordingly, a 1% increase in the health care cost trend rate assumption would have an immaterial effect on the amounts reported.

      In addition to the defined benefit plan and postretirement medical benefit plan, the Company sponsors defined contribution plans for all shore-based employees and certain vessel personnel. Maximum contributions to these plans equal the lesser of 15% of the aggregate compensation paid to all participating employees or up to 20% of each subsidiary’s earnings before federal income tax after certain adjustments for each fiscal year. The aggregate contributions to the plans were $7,193,000, $6,861,000 and $6,562,000 in 2003, 2002 and 2001, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Earnings Per Share of Common Stock

      The following table presents the components of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):

	2003	2002	2001

Net earnings	$40,918	$27,446	$39,603

Shares outstanding:
Weighted average common stock outstanding	24,153	24,061	24,027
Effect of dilutive securities:
Employee and director common stock options	353	333	243

	24,506	24,394	24,270

Basic earnings per share of common stock	$1.69	$1.14	$1.65

Diluted earnings per share of common stock	$1.67	$1.13	$1.63

      Certain outstanding options to purchase approximately 32,000 and 392,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2003 and 2002, respectively, as such stock options would have been antidilutive. No shares were excluded in the computation of diluted earnings per share as of December 31, 2001.

(11)	Quarterly Results (Unaudited)

      The unaudited quarterly results for the year ended December 31, 2003 were as follows (in thousands, except per share amounts):

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Revenues	$148,200	$158,739	$154,507	$152,028
Costs and expenses	133,695	136,283	133,623	131,060
Gain (loss) on disposition of assets	(7)	(126)	71	(37)

Operating income	14,498	22,330	20,955	20,931
Equity in earnings of marine affiliates	436	751	1,022	723
Other income (expense)	(9)	(41)	34	(103)
Minority interests	(394)	(158)	(168)	(182)
Interest expense	(3,454)	(3,867)	(3,761)	(3,546)

Earnings before taxes on income	11,077	19,015	18,082	17,823
Provision for taxes on income	(4,209)	(7,226)	(6,871)	(6,773)

Net earnings	$6,868	$11,789	$11,211	$11,050

Net earnings per share of common stock:
Basic	$.29	$.49	$.46	$.46

Diluted	$.28	$.48	$.46	$.45

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Quarterly Results (Unaudited) — (Continued)

      The unaudited quarterly results for the year ended December 31, 2002 were as follows (in thousands, except per share amounts):

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Revenues	$131,437	$129,478	$134,607	$139,881
Costs and expenses	114,541	111,940	111,853	119,310
Impairment of long-lived assets	—	—	—	17,712
Gain on disposition of assets	141	27	425	31

Operating income	17,037	17,565	23,179	2,890
Equity in earnings of marine affiliates	803	137	(68)	(172)
Impairment of equity investment	—	—	—	(1,221)
Other expense	(27)	(52)	(22)	(54)
Minority interests	(100)	(162)	(425)	(275)
Interest expense	(3,507)	(3,366)	(3,378)	(3,289)

Earnings (loss) before taxes on income	14,206	14,122	19,286	(2,121)
Provision for taxes on income	(5,398)	(5,366)	(7,329)	46

Net earnings (loss)	$8,808	$8,756	$11,957	$(2,075)

Net earnings (loss) per share of common stock:
Basic	$.37	$.36	$.50	$(.09)

Diluted	$.36	$.36	$.49	$(.09)

      Quarterly basic and diluted earnings per share of common stock may not total to the full year per share amounts, as the weighted average number of shares outstanding for each quarter fluctuates as a result of shares repurchased by the Company and the assumed exercise of stock options.

(12)	Contingencies and Commitments

      The Company and a group of approximately 45 other companies have been notified that they are Potentially Responsible Parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a potential Superfund site, the Palmer Barge Line Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs have entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

      The Company and certain subsidiaries have received a Request For Information (“RFI”) from the EPA under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a potential Superfund site, the Gulfco site, located in Freeport, Texas. In prior years, a company unrelated to Gulfco operated at the site and provided tank barge cleaning services to various subsidiaries of the Company. An RFI is not a determination that a party is responsible or potentially responsible for contamination at a site, it is only a request seeking any information a party may have with respect to a site as part of an EPA

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)     Contingencies and Commitments — (Continued)

investigation into such site. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

      In addition, there are various other suits and claims against the Company, none of which in the opinion of management will have a material effect on the Company’s financial condition, results of operations or cash flows. Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these other claims and contingencies.

      Certain Significant Risks and Uncertainties. The Company’s marine transportation segment is engaged in the inland marine transportation of petrochemicals, black oil products, refined petroleum products and agricultural chemicals by tank barge along the Mississippi River System, Gulf Intracoastal Waterway and Houston Ship Channel. In addition, the segment, through a partnership in which the Company owns a 35% interest, is engaged in the offshore marine transportation of dry-bulk cargo by barge. Such products are transported between United States ports, with an emphasis on the Gulf of Mexico, with occasional voyages to Caribbean Basin ports.

      The Company’s diesel engine services segment is engaged in the overhaul and repair of large medium-speed diesel engines and related parts sales in the marine, power generation and industrial, and railroad markets. The marine market serves vessels powered by large diesel engines utilized in the various inland and offshore marine industries. The power generation and industrial market serves users of diesel engines that provide standby, peak and base load power generation, users of industrial gears such as cement, paper and mining industries, and provides parts for the nuclear industry. The railroad market provides parts and service for diesel-electric locomotives used by shortline, industrial, and certain transit and Class II railroads.

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

      The customer base includes the major industrial petrochemical and chemical manufacturers, agricultural chemical manufacturers and refining companies in the United States. Approximately 70% of the movements of such products are under long-term contracts, ranging from one year to five years, with renewal options. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 30 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. Dow accounted for 14% of the Company’s revenues in 2003, 13% in 2002 and 12% in 2001. SeaRiver accounted for 12% of the Company’s revenues in 2003.

      Major customers of the diesel engine services segment include the inland and offshore barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities, the United States Coast Guard and Navy, shortline railroads, industrial owners of locomotives, certain transit and Class II railroads, and power generation, nuclear and industrial companies. The segment operates as an authorized distributor in 17 eastern states and the Caribbean, and as non- exclusive authorized service centers for Electro-Motive Division of General Motors (“EMD”) throughout the rest of the United States for marine power generation and industrial applications. The railroad portion of the segment serves as the exclusive distributorship of EMD aftermarket parts sales and services to the shortline and industrial railroad market. The Company also serves as the exclusive distributor of EMD parts to the nuclear industry. The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. The diesel engine services segment’s relationship with EMD has been

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)     Contingencies and Commitments — (Continued)

maintained for 38 years. No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2003, 2002 and 2001.

      Weather can be a major factor in the day-to-day operations of the marine transportation segment. Adverse weather conditions, such as high water, low water, tropical storms, hurricanes, fog and ice, can impair the operating efficiencies of the fleet. Shipments of products can be significantly delayed or postponed by weather conditions, which are totally beyond the control of management. River conditions are also factors which impair the efficiency of the fleet and can result in delays, diversions and limitations on night passages, and dictate horsepower requirements and size of tows. Additionally, much of the inland waterway system is controlled by a series of locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. Maintenance and operation of the navigable inland waterway infrastructure is a government function handled by the Corps of Engineers with costs shared by industry. Significant changes in governmental policies or appropriations with respect to maintenance and operation of the infrastructure could adversely affect the Company.

      The Company’s marine transportation segment is subject to regulation by the USCG, federal laws, state laws and certain international conventions. The Company believes that additional safety, environmental and occupational health regulations may be imposed on the marine industry. There can be no assurance that any such new regulations or requirements, or any discharge of pollutants by the Company, will not have an adverse effect on the Company.

      The Company’s marine transportation segment competes principally in markets subject to the Jones Act, a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, and manned and owned by United States citizens. During the past several years, the Jones Act cabotage provisions have come under attack by interests seeking to facilitate foreign flag competition in trades reserved for domestic companies and vessels under the Jones Act. The efforts have been consistently defeated by large margins in the United States Congress. The Company believes that continued efforts will be made to modify or eliminate the cabotage provisions of the Jones Act. If such efforts are successful, certain elements could have an adverse effect on the Company.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 197 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company adopted the recognition provision of the Interpretation effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of the Interpretation did not have a material effect on the Company’s financial position or results of operations.

      The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $2,912,000 at December 31, 2003, including $1,993,000 in letters of credit and $919,000 in performance bonds, of which $683,000 of these financial instruments relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Segment Data

      The Company’s operations are classified into two reportable business segments as follows:

      Marine Transportation — Marine transportation by United States flag vessels on the United States inland waterway system. The principal products transported on the United States inland waterway system include petrochemicals, black oil products, refined petroleum products and agricultural chemicals.

      Diesel Engine Services — Overhaul and repair of large medium-speed diesel engines, reduction gear repair, and sale of related parts and accessories for customers in the marine, power generation and industrial, and railroad industries.

      The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, minority interests, accounting changes, and nonrecurring items. Intersegment sales for 2003, 2002 and 2001 were not significant.

      The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Revenues:
Marine transportation	$530,411	$450,280	$481,283
Diesel engine services	83,063	85,123	85,601

	$613,474	$535,403	$566,884

Segment profit (loss):
Marine transportation	$77,274	$74,595	$83,074
Diesel engine services	7,890	8,841	8,111
Other	(19,167)	(37,943)	(24,059)

	$65,997	$45,493	$67,126

Total assets:
Marine transportation	$779,121	$726,353	$681,976
Diesel engine services	40,152	45,531	48,288
Other	35,688	19,874	22,171

	$854,961	$791,758	$752,435

Depreciation and amortization:
Marine transportation	$50,442	$42,332	$46,287
Diesel engine services	1,045	940	1,374
Other	1,841	2,235	2,583

	$53,328	$45,507	$50,244

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Segment Data — (Continued)

	2003	2002	2001

Capital expenditures:
Marine transportation	$69,713	$44,141	$56,008
Diesel engine services	479	2,040	1,755
Other	2,164	1,528	1,396

	$72,356	$47,709	$59,159

      The following table presents the details of “Other” segment profit (loss) for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

General corporate expenses	$(6,351)	$(5,677)	$(7,088)
Interest expense	(14,628)	(13,540)	(19,038)
Equity in earnings of affiliates	2,932	700	2,950
Impairment of equity investment	—	(1,221)	—
Gain (loss) on disposition of assets	(99)	624	363
Minority interests	(902)	(962)	(706)
Impairment of long-lived assets	—	(17,712)	—
Other expense	(119)	(155)	(540)

	$(19,167)	$(37,943)	$(24,059)

      The following table presents the details of “Other” total assets as of December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

General corporate assets	$26,526	$9,636	$11,512
Investments in affiliates	9,162	10,238	10,659

	$35,688	$19,874	$22,171

      The $17,712,000 charges for impairment of long-lived assets, consisted of $17,241,000 related to assets in the marine transportation segment and $471,000 related to assets in the diesel engine services segment.

(14)	Related Party Transactions

      During 2003, the Company and its subsidiaries paid Knollwood, L.L.C. (“Knollwood”), a company owned by C. Berdon Lawrence, the Chairman of the Board of the Company, $288,000 for air transportation services provided by Knollwood. Such services were in the ordinary course of business of the Company.

      The Company is a 25% member of The Hollywood Camp, L.L.C. (“Hollywood Camp”), a company that owns and operates a hunting facility used by the Company and two other members primarily for customer entertainment. Knollwood is a 25% member and acts as manager of the facility. The other 50% member is not affiliated with the Company or Knollwood. During 2003, the Company was billed $764,000 by Hollywood Camp for its share of the facility expenses.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Related Party Transactions — (Continued)

      Walter E. Johnson, a director of the Company, is a 25% limited partner in a limited partnership that owns one barge operated by a subsidiary of the Company, which owns the other 75% interest in the partnership. The partnership was entered into on October 1, 1974. In 2003, Mr. Johnson received $25,000 in proportionate distributions from the partnership, made in the ordinary course of business.

      Mr. Johnson is Chairman of the Board of Southwest Bank of Texas, N.A. (“Southwest Bank of Texas”). Southwest Bank of Texas has a 5.7% participation in the Company’s Revolving Credit Facility and had a 5% participation in the Company’s Term Loan, which was repaid during 2003. As of December 31, 2003, the outstanding balance of the Revolving Credit Facility was $5,000,000, of which Southwest Bank of Texas’ participation was $283,000. Southwest Bank of Texas is one of 12 lenders under the Revolving Credit Facility, which was consummated in the ordinary course of business of the Company.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      1. Financial Statements

Included in Part III of this report:

Report of KPMG LLP, Independent Accountants, on the financial statements of Kirby Corporation and Consolidated Subsidiaries for the years ended December 31, 2003, 2002 and 2001.

Consolidated Balance Sheets, December 31, 2003 and 2002.

Consolidated Statements of Earnings, for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity, for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows, for the years ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements, for the years ended December 31, 2003, 2002 and 2001.

      2. Financial Statement Schedules

      All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

      3. Reports on Form 8-K

      The Company’s report on Form 8-K dated October 23, 2003 stated that the Company issued a press release announcing the Company’s third quarter 2003 results of operations.

      4. Exhibits

Exhibit
Number		Description of Exhibit

3.1	—	Restated Articles of Incorporation of Kirby Exploration Company, Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s 1989 Registration Statement on Form S-3 (Reg. No. 33-30832)).
3.2	—	Certificate of Amendment of Restated Articles of Incorporation of the Company filed with the Secretary of State of Nevada April 30, 1990 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990).
3.3	—	Bylaws of the Company, as amended (incorporated by reference to Exhibit 2 of the Registrant’s July 20, 2000 Registration Statement on Form 8A (Reg. No. 01-07615)).
4.1	—	Indenture, dated as of December 2, 1994, between the Company and Texas Commerce Bank National Association, Trustee, (incorporated by reference to Exhibit 4.3 of the Registrant’s 1994 Registration Statement on Form S-3 (Reg. No. 33-56195)).
4.2	—	Rights Agreement, dated as of July 18, 2000, between Kirby Corporation and Fleet National Bank, a national bank association, which includes the Form of Resolutions Establishing Designations, Preference and Rights of Series A Junior Participating Preferred Stock of Kirby Corporation, the form of Rights Certificate and the Summary of Rights (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 18, 2000).
4.3	—	Master Note Purchase Agreement dated as of February 15, 2003 among the Company and the Purchasers named therein, (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.1	—	Indemnification Agreement, dated April 29, 1986, between the Company and each of its Directors and certain key employees (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

Exhibit
Number		Description of Exhibit

10.2†	—	1989 Employee Stock Option Plan for the Company, as amended (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989).
10.3†	—	1989 Director Stock Option Plan for the Company, as amended (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989).
10.4†	—	Deferred Compensation Agreement dated August 12, 1985 between Dixie Carriers, Inc., and J. H. Pyne (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).
10.5†	—	1994 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
10.6†	—	1994 Nonemployee Director Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
10.7†	—	1993 Stock Option Plan of Kirby Corporation for Robert G. Stone, Jr. (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
10.8†	—	Amendment to 1989 Director Stock Option Plan for Kirby Exploration Company, Inc. (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
10.9	—	Distribution Agreement, dated December 2, 1994, by and among Kirby Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Brothers Inc, and Wertheim Schroder & Co. Incorporated (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated December 9, 1994).
10.10†	—	1996 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.11†	—	Amendment No. 1 to the 1994 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.12	—	Credit Agreement, dated September 19, 1997, among Kirby Corporation, the Banks named therein, and Texas Commerce Bank National Association as Agent and Funds Administrator (incorporated by reference to Exhibit 10.0 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
10.13	—	First Amendment to Credit Agreement, dated January 30, 1998, among Kirby Corporation, the Banks named therein, and Chase Bank of Texas, N.A. as Agent and Funds Administrator (incorporated by reference to Exhibit B2 of the Registrant’s Tender Offer Statement on Schedule 13E-4 filed with the Securities and Exchange Commission on February 17, 1998).
10.14	—	Second Amendment to Credit Agreement, dated November 30, 1998, among Kirby Corporation, the Banks named therein, and Chase Bank of Texas, N.A. as Agent and Funds Administrator (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.15†	—	2001 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.16†	—	Third Amendment to Credit Agreement, dated November 5, 2001, among Kirby Corporation, the Banks named therein, and The Chase Manhattan Bank as Agent and Funds Administrator (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

Exhibit
Number		Description of Exhibit

10.17†	—	Nonemployee Director Compensation Program, (incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.18†	—	2000 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.19†	—	2002 Stock and Incentive Plan (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 filed on October 28, 2002).
10.20*	—	Fifth Amendment to Credit Agreement, dated December 9, 2003, among Kirby Corporation, the Banks named therein, and JPMorgan Chase Bank as Agent and Funds Administrator.
21.1*	—	Principal Subsidiaries of the Registrant.
23.1*	—	Consent of KPMG LLP.
31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32*	—	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract, compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRBY CORPORATION
(REGISTRANT)

By:	/s/ NORMAN W. NOLEN

Norman W. Nolen
Executive Vice President, Treasurer
and Chief Financial Officer

Dated: March 5, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ C. BERDON LAWRENCE C. Berdon Lawrence	Chairman of the Board and Director of the Company	March 5, 2004

/s/ JOSEPH H. PYNE Joseph H. Pyne	President, Director of the Company and Principal Executive Officer	March 5, 2004

/s/ NORMAN W. NOLEN Norman W. Nolen	Executive Vice President, Treasurer, Assistant Secretary of the Company and Principal Financial Officer	March 5, 2004

/s/ RONALD A. DRAGG Ronald A. Dragg	Controller of the Company	March 5, 2004

/s/ C. SEAN DAY C. Sean Day	Director of the Company	March 5, 2004

/s/ BOB G. GOWER Bob G. Gower	Director of the Company	March 5, 2004

/s/ WALTER E. JOHNSON Walter E. Johnson	Director of the Company	March 5, 2004

/s/ WILLIAM M. LAMONT, JR. William M. Lamont, Jr.	Director of the Company	March 5, 2004

/s/ GEORGE A. PETERKIN, JR. George A. Peterkin, Jr.	Director of the Company	March 5, 2004

/s/ ROBERT G. STONE, JR. Robert G. Stone, Jr.	Director of the Company	March 5, 2004

/s/ RICHARD C. WEBB Richard C. Webb	Director of the Company	March 5, 2004

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

10.20*	—	Fifth Amendment to Credit Agreement, dated December 9, 2003, among Kirby Corporation, the Banks named therein, and JPMorgan Chase Bank as Agent and Funds Administrator.
21.1*	—	Principal Subsidiaries of the Registrant.
23.1*	—	Consent of KPMG LLP.
31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32*	—	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract, compensatory plan or arrangement.