Form 10-Q
period 2004-03-31
KIRBY CORP
filed 2004-05-07
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 31, 2004

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER  1-7615

                               KIRBY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  NEVADA                                   74-1884980
  ---------------------------------------      ---------------------------------
      (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

  55 WAUGH DRIVE, SUITE 1000, HOUSTON, TX                      77007
  ---------------------------------------      ---------------------------------
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

                                Yes [ X ] No [ ]
The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on May 7, 2004 was 24,525,000.

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31,          DECEMBER 31,
                                                                 2004                2003
                                                             ----------           ----------
                                                                       ($ IN THOUSANDS)
Current assets:
     Cash and cash equivalents                               $      190           $    4,064
     Accounts receivable:
       Trade - less allowance for doubtful accounts              84,143               80,585
       Other                                                     15,722               17,347
     Inventory - finished goods                                  14,437               13,991
     Prepaid expenses and other current assets                   11,627               13,173
     Deferred income taxes                                        2,487                2,619
                                                             ----------           ----------

         Total current assets                                   128,606              131,779
                                                             ----------           ----------


Property and equipment                                          914,565              890,923
     Less accumulated depreciation                              367,277              354,411
                                                             ----------           ----------

                                                                547,288              536,512
                                                             ----------           ----------


Investment in marine affiliates                                   9,482                9,162
Goodwill - net                                                  156,726              156,726
Other assets                                                     19,652               20,782
                                                             ----------           ----------

                                                             $  861,754           $  854,961
                                                             ==========           ==========

           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              MARCH 31,           DECEMBER 31,
                                                                 2004                2003
                                                             ----------           ----------
                                                                    ($ IN THOUSANDS)
Current liabilities:
    Current portion of long-term debt                        $      170           $      225
    Income taxes payable                                            951                  897
    Accounts payable                                             41,714               41,577
    Accrued liabilities                                          46,702               50,725
    Deferred revenues                                             4,676                5,444
                                                             ----------           ----------

           Total current liabilities                             94,213               98,868
                                                             ----------           ----------

Long-term debt - less current portion                           250,239              255,040
Deferred income taxes                                           108,540              106,134
Minority interests                                                3,045                2,933
Other long-term liabilities                                      24,043               19,854
                                                             ----------           ----------

                                                                385,867              383,961
                                                             ----------           ----------

Contingencies and commitments                                      --                  --

Stockholders' equity:
    Preferred stock, $1.00 par value per share.  Authorized
       20,000,000 shares                                           --                  --
    Common stock, $.10 par value per share.  Authorized
       60,000,000 shares, issued 30,907,000 shares                3,091                3,091
    Additional paid-in capital                                  180,577              178,720
    Accumulated other comprehensive income                       (8,062)              (5,950)
    Deferred compensation                                        (2,697)              (1,003)
    Retained earnings                                           319,595              310,575
                                                             ----------           ----------
                                                                492,504              485,433
    Less cost of 6,441,000 shares in treasury (6,590,000 at
       December 31, 2003)                                       110,830              113,301
                                                             ----------           ----------

                                                                381,674              372,132
                                                             ----------           ----------

                                                             $  861,754           $  854,961
                                                             ==========           ==========

           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                      ---------------------------
                                                          2004             2003
                                                      ----------        ---------
                                                        ($ IN THOUSANDS, EXCEPT
                                                          PER SHARE AMOUNTS)
 Revenues:
     Marine transportation                            $  135,493        $ 125,065
     Diesel engine services                               21,822           23,135
                                                      ----------        ---------

                                                         157,315          148,200
                                                      ----------        ---------
 Costs and expenses:
     Costs of sales and operating expenses               102,927          100,851
     Selling, general and administrative                  19,965           17,561
     Taxes, other than on income                           3,252            3,051
     Depreciation and other amortization                  13,797           12,232
     Loss on disposition of assets                             2                7
                                                      ----------        ---------

                                                         139,943          133,702
                                                      ----------        ---------

         Operating income                                 17,372           14,498
 Equity in earnings of marine affiliates                     822              436
 Other expense                                              (271)            (403)
 Interest expense                                         (3,374)          (3,454)
                                                      ----------        ---------

         Earnings before taxes on income                  14,549           11,077
 Provision for taxes on income                            (5,529)          (4,209)
                                                      ----------        ---------

         Net earnings                                 $    9,020        $   6,868
                                                      ==========        =========

 Net earnings per share of common stock:
     Basic                                            $      .37        $     .29
                                                      ==========        =========

     Diluted                                          $      .36        $     .28
                                                      ==========        =========


           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                     --------------------------------
                                                                                        2004                 2003
                                                                                     -----------           ----------
                                                                                             ($ IN THOUSANDS)
Cash flows from operating activities:
  Net earnings                                                                       $     9,020           $    6,868
  Adjustments to reconcile net earnings to net cash provided by operations:
    Depreciation and other amortization                                                   13,797               12,232
    Deferred income taxes                                                                  3,675                  (85)
    Equity in earnings of marine affiliates, net of distributions                           (321)                 314
    Other                                                                                    483                  802
    Increase (decrease) in cash flows resulting from changes in operating
     assets and liabilities, net                                                          (3,313)               5,235
                                                                                     -----------           ----------
      Net cash provided by operating activities                                           23,341               25,366
                                                                                     -----------           ----------

Cash flows from investing activities:
  Capital expenditures                                                                   (24,047)             (18,752)
  Acquisition of marine equipment                                                         (1,110)             (36,316)
  Proceeds from disposition of assets                                                        688                  261
                                                                                     -----------           ----------
      Net cash used in investing activities                                              (24,469)             (54,807)
                                                                                     -----------           ----------

Cash flows from financing activities:
  Payments on bank credit facilities, net                                                 (4,800)            (220,400)
  Proceeds from senior notes                                                                  --              250,000
  Payments on long-term debt                                                                 (56)                 (84)
  Proceeds from exercise of stock options                                                  2,179                  626
  Other                                                                                      (69)                (169)
                                                                                     -----------           -----------
      Net cash provided by (used  in) financing activities                                (2,746)              29,973
                                                                                     -----------           ----------
      Increase (decrease) in cash and cash equivalents                                    (3,874)                 532

Cash and cash equivalents, beginning of year                                               4,064                1,432
                                                                                     -----------           ----------
Cash and cash equivalents, end of period                                             $       190           $    1,964
                                                                                     ===========           ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                                                         $     3,330           $    2,918
    Income taxes                                                                     $       184           $       41

           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and December 31, 2003, and the results of operations for the three months ended March 31, 2004 and 2003.

(1)      BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

(2)      ACQUISITION

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

               KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)


(3)      ACCOUNTING STANDARDS - (CONTINUED)

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 197 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for the Company's financial statements for interim and annual periods ending after December 15, 2002. The Company adopted the recognition provisions of the Interpretation effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of the Interpretation did not have a material effect on the Company's financial position or results of operations. The Company's guarantees as of March 31, 2004 are described in Note 9, Contingencies.

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

          The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method of accounting for stock-based employee compensation, since the exercise price of the Company's stock options is at the fair market value on the date of grant, no compensation expense is recorded. The Company is required under SFAS No. 123 to disclose pro forma information relating to option grants as if the Company used the fair value method of accounting, which requires the recording of estimated compensation expenses.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)


(3)      ACCOUNTING STANDARDS - (CONTINUED)

         The following table summarizes pro forma net earnings and earnings per share for the three months ended March 31, 2004 and 2003 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amounts):

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        2004           2003
                                                                    ------------   -----------
    Net earnings, as reported                                       $      9,020   $     6,868
    Deduct:  Total stock-based employee compensation expense
       determined under fair value based method for all awards,
       net of related tax effects                                           (750)         (846)
                                                                    ------------   -----------

           Pro forma net earnings                                   $      8,270    $    6,022
                                                                    ============   ===========
    Earnings per share:
       Basic - as reported                                          $        .37    $      .29
       Basic - pro forma                                            $        .34    $      .25
       Diluted - as reported                                        $        .36    $      .28
       Diluted - pro forma                                          $        .33    $      .25

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

(4)      COMPREHENSIVE INCOME

         The Company's total comprehensive income for the three months ended March 31, 2004 and 2003 were as follows (in thousands):

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                 ------------------------------
                                                                     2004                2003
                                                                 -------------      -----------
Net earnings                                                       $  9,020          $  6,868
Change in fair value of derivative financial instruments,
     net of tax                                                      (2,112)              217
                                                                 -------------      -----------
         Total comprehensive income                                $  6,908          $   7,085
                                                                 =============      ===========

(5)      SEGMENT DATA

         The Company's operations are classified into two reportable business segments as follows:

         Marine Transportation - Marine transportation by United States flag vessels on the United States inland waterway system. The principal products transported on the United States inland waterway system include petrochemicals, black oil products, refined petroleum products and agricultural chemicals.

         Diesel Engine Services - Overhaul and repair of large medium-speed diesel engines, reduction gear repair, and sale of related parts and accessories for customers in the marine, power generation and industrial, and railroad industries.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)


(5)      SEGMENT DATA - (CONTINUED)

         The following table sets forth the Company's revenues and profit
(loss) by reportable segment for the three months ended March 31, 2004 and 2003 and total assets as of March 31, 2004 and December 31, 2003 (in thousands):

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                          ----------------------------------
                                              2004                  2003
                                          -------------       --------------
Revenues:
     Marine transportation                $    135,493          $   125,065
     Diesel engine services                     21,822               23,135
                                          -------------       --------------
                                          $    157,315          $   148,200
                                          =============       ==============

Segment profit (loss):
     Marine transportation                $     16,874          $    13,704
     Diesel engine services                      2,439                2,417
     Other                                      (4,764)              (5,044)
                                          -------------       --------------
                                          $     14,549          $    11,077
                                          =============       ==============

                                            MARCH 31,           DECEMBER 31,
                                              2004                 2003
                                          -------------       --------------
Total assets:
     Marine transportation                $    788,767          $   779,121
     Diesel engine services                     42,218               40,152
     Other                                      30,769               35,688
                                          -------------       --------------
                                          $    861,754          $   854,961
                                          =============       ==============

         The following table presents the details of "Other" segment profit
(loss) for the three months ended March 31, 2004 and 2003 (in thousands):

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                          ----------------------------------
                                              2004                  2003
                                          -------------       --------------
General corporate expenses                 $    (1,939)         $    (1,616)
Loss on disposition of assets                       (2)                  (7)
Interest expense                                (3,374)              (3,454)
Equity in earnings of marine affiliates            822                  436
Other expense                                     (271)                (403)
                                          -------------       --------------
                                           $    (4,764)         $    (5,044)
                                          =============       ==============

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)


(5)      SEGMENT DATA - (CONTINUED)

         The following table presents the details of "Other" total assets as of March 31, 2004 and December 31, 2003 (in thousands):

                                                 MARCH 31,        DECEMBER 31,
                                                   2004              2003
                                               ------------       -----------

General corporate assets                        $   21,287         $  26,526
Investment in marine affiliates                      9,482             9,162
                                               ------------       -----------
                                                $   30,769         $  35,688
                                               ============       ===========

(6)      TAXES ON INCOME

         Earnings before taxes on income and details of the provision for taxes on income for the three months ended March 31, 2004 and 2003 were as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------     ----------
Earnings before taxes on income - United States       $  14,549       $  11,077
                                                      ==========     ==========

Provision for taxes on income:
       Current                                        $   1,616       $   4,110
       Deferred                                           3,375            (260)
       State and local                                      538             359
                                                     -----------     ----------
                                                      $   5,529       $   4,209
                                                     ===========     ==========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)


(7)      EARNINGS PER SHARE OF COMMON STOCK

         The following table presents the components of basic and diluted earnings per share of common stock for the three months ended March 31, 2004 and 2003 (in thousands, except per share amounts):

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           --------------------------
                                                             2004              2003
                                                           ---------        ---------
Net earnings                                               $  9,020         $  6,868
                                                           =========        =========

Shares outstanding:
     Weighted average common stock outstanding               24,345           24,062
Effect of dilutive securities:
     Employee and director common stock options                 568              265
                                                           ---------        ---------
                                                             24,913           24,327
                                                          =========         =========

Basic earnings per share of common stock                  $     .37         $    .29
                                                          =========         =========
Diluted earnings per share of common stock                $     .36         $    .28
                                                          =========         =========

         Certain outstanding options to purchase approximately 300,000 and 762,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2004 and 2003, respectively, as such stock options would have been antidilutive.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)


(8)      RETIREMENT PLANS - (CONTINUED)

         The following table presents the components of net periodic benefit cost for the three months ended March 31, 2004 and 2003 (in thousands):

                                                                                     POSTRETIREMENT BENEFITS OTHER
                                                            PENSION BENEFITS                 THAN PENSIONS
                                                   ----------------------------       ----------------------------
                                                   THREE MONTHS ENDED MARCH 31,       THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------       ----------------------------
                                                         2004             2003            2004             2003
                                                   -------------    -----------       ----------       -----------
Net periodic benefit cost
    Service cost                                   $         912    $       718      $        92      $        145
    Interest cost                                          1,148          1,025              140               256
    Expected return on assets                             (1,454)        (1,180)              --                --
    Amortization of prior service cost                       (22)           (21)              10                18
    Amortization of actuarial (gain) loss                    493            418               (5)              (36)
    Less partnerships' allocation                            (34)           (38)              --                --
                                                   -------------    -----------      -----------      ------------
    Net periodic benefit cost                      $       1,043    $       922      $       237      $        383
                                                   =============    ===========      ===========      ============

         The Company expects to contribute $200,000 to its pension plan in November 2004 to fund its 2004 pension plan obligations. As of March 31, 2004, no contributions have been made.

(9)      CONTINGENCIES

         The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations incurred in the ordinary course of business. The aggregate notional value of these instruments is $2,945,000 at March 31, 2004, including $2,025,000 in letters of credit and $920,000 in performance bonds, of which $683,000 of these financial instruments relates to contingent legal obligations which are covered by the Company's liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

         The Company and a group of approximately 45 other companies have been notified that they are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a potential Superfund site, the Palmer Barge Line Site ("Palmer"), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs have entered into an agreement with the Environmental Protection Agency ("EPA") to perform a remedial investigation and feasibility study. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)


 (9)     CONTINGENCIES - (CONTINUED)

         The Company and certain subsidiaries have received a Request For Information ("RFI") from the EPA under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a potential Superfund site, the Gulfco site, located in Freeport, Texas. In prior years, a company unrelated to Gulfco operated at the site and provided tank barge cleaning services to various subsidiaries of the Company. An RFI is not a determination that a party is responsible or potentially responsible for contamination at a site, it is only a request seeking any information a party may have with respect to a site as part of an EPA investigation into such site. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

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

(10)     SUBSEQUENT EVENTS

         On April 7, 2004, the Company purchased from Walker Paducah Corp. ("Walker"), a subsidiary of Ingram Barge Company ("Ingram"), Walker's diesel engine service operation and parts inventory located in Paducah, Kentucky for $5,755,000 in cash. In addition, the Company entered into a contract to provide diesel engine services to Ingram. Financing of the acquisition was through the Company's bank revolving credit facility.

         On April 16, 2004, the Company purchased a one-third interest in Osprey Line, LLC ("Osprey") for $4,220,000. The purchase price consisted of cash of $2,920,000 and notes payable totaling $1,300,000 due in April 2005. The remaining two-thirds interest is owned by Cooper/T. Smith Corporation and Richard L. Couch. Osprey, formed in 2000, operates a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River. Revenues for Osprey for 2003 were approximately $11,700,000. The purchase will be accounted for under the equity method of accounting and the cash portion was financed through the Company's revolving credit facility.

         On April 29, 2004, the Company extended a hedge on part of its exposure to fluctuations in short-term interest rates by entering into a five-year interest rate swap agreement with a notional amount of $50,000,000 to replace a $50,000,000 interest rate swap that expired in April 2004. Under the agreement, the Company will pay a fixed rate of 4.00% for five years and will receive floating rate interest payments based on LIBOR for United States dollar deposits. The interest rate swap was designated as a cash flow hedge for the Company's Senior Notes. As of April 29, 2004, the Company had a total notional amount of $150,000,000 of interest rate swaps with terms ranging from five to seven years designated as cash flow hedges for its Senior Notes.

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

OVERVIEW

         The Company is the nation's largest domestic inland tank barge operator with a fleet of 874 active tank barges as of March 31, 2004 and operated an average of 233 towing vessels during the 2004 first quarter. The Company uses the inland waterway system of the U.S. to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. Through its diesel engine services segment, the Company provides after-market services for large medium-speed diesel engines used in marine, power generation and industrial, and rail applications.

         During the 2004 first quarter, approximately 86% of the Company's revenue was generated by its marine transportation segment. The segment's customers include many of the major petrochemical and refining companies in the U.S. Products transported include raw materials for many of the end products used widely by businesses and consumers every day - plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company's business tends to mirror the general performance of the U.S. economy and the performance of the Company's customer base. The following table shows the products transported by the Company, the revenue distribution for the first quarter of 2004, the uses of these products and the factors that drive the demand for the products the Company transports:

                        END USES OF PRODUCTS TRANSPORTED

                                2004
                             FIRST QTR.
                               REVENUE
  PRODUCTS TRANSPORTED      DISTRIBUTION     USES OF PRODUCTS TRANSPORTED                      DRIVERS
------------------------    ------------ -----------------------------------   ----------------------------------
Petrochemicals                  69%      Plastics, Fibers, Paper,              Housing, Consumer Goods,
                                         Gasoline Additives                    Autos, Clothing, Vehicle Usages

Black Oil Products              17%      Asphalt, Boiler Fuel, No. 6 Fuel      Road Construction, Feedstock
                                         Oil, Coker Feedstocks, Residual       for Refineries, Fuel for Power
                                         Fuel, Crude Oil, Ship Bunkers         Plants and Ships
                                                                                   (Table continued on next page)

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                2004
                             FIRST QTR.
                               REVENUE
  PRODUCTS TRANSPORTED      DISTRIBUTION     USES OF PRODUCTS TRANSPORTED                      DRIVERS
------------------------    ------------ -----------------------------------   ----------------------------------
Refined Petroleum               10%      Gasoline Blends, No. 2 Oil,           Vehicle Usage, Air Travel,
Products                                 Jet Fuel, Heating Oil                 Weather Conditions

Agricultural                     4%      Liquid Fertilizers, Chemical          Corn, Cotton, Wheat Production
Chemicals                                Feedstocks

         For the 2004 first quarter, the Company reported net earnings of $9,020,000, or $.36 per share, on revenues of $157,315,000. The results reflect an improvement in the overall United States economy, as well as the full 2004 first quarter impact of the January 15, 2003 acquisition of the SeaRiver inland marine transportation equipment. The purchase of the SeaRiver fleet, the U.S. marine transportation affiliate of ExxonMobil, included 48 double hull tank barges and seven towboats, and assumption of the leases on 16 double hull tank barges.

         The Company's 2004 first quarter marine transportation segment's revenues and operating income increased 8% and 23%, respectively. The segment's largest market is the petrochemical market. During the 2004 first quarter, aided by the strengthening United States economy, petrochemical volumes continued to improve. The black oil products market for the 2004 first quarter was also strong. The segment's refined products market for the 2004 first quarter reflected stronger Midwest volumes than the first quarter of 2003, primarily due to low Midwest distillate and gasoline inventory levels. The agricultural chemical market was weak during the 2004 first quarter, principally the result of high Midwest inventory levels.

         The marine transportation segment was successful in modestly raising rates during the 2004 first quarter on several contract renewals, a trend that started in the 2003 fourth quarter. In addition, effective January 1, 2004, the segment's escalators for labor, consumer price index and fuel on numerous multi-year contracts did result in a rate increase for those contracts of approximately 2%. Spot market rates during the 2004 first quarter were generally higher for most marine transportation markets and above contract rates. Currently, approximately 70% of the Company's marine transportation business is under term contracts with the remaining 30% participating in the spot market, giving the Company a more stable revenue stream with a smaller amount of exposure to day-to-day pricing fluctuations.

          As is normal for the first quarter, the marine transportation segment's 2004 first quarter results were negatively impacted by navigational delays, both weather and lock related. Navigational delays totaled 2,359 days, only 9% less than the record 2,583 days recorded in the 2003 first quarter, which included delays caused from the repair of a key lock located on the Gulf Intracoastal Waterway. Navigational delays require the use of additional chartered towboats to meet customer delivery schedules and result in increased transit times that have a negative effect on the marine transportation segment's operating margins. For the 2004 first quarter, the marine transportation operating margin was 12.5%, compared with 11.0% earned in the first quarter of 2003.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         The Company's 2004 first quarter diesel engine services segment's revenues fell 6% and operating income was slightly higher when compared with the 2003 first quarter. The results reflected a continued weak Gulf Coast offshore oil service market and weak East Coast and power generation markets, partially offset by a stronger Midwest market, driven by Great Lakes and inland dry cargo operators' maintenance requirements. The operating margin in the diesel engine services segment improved to 11.2% for the 2004 first quarter compared with 10.4% for the 2003 first quarter.

         The Company continued to generate strong cash flow provided by operating activities during the 2004 first quarter and reduced its outstanding debt by $4,856,000 to $250,409,000 as of March 31, 2004. The Company's
debt-to-capitalization ratio was reduced from 40.7% to 39.6% during the 2004 first quarter. Also during the 2004 first quarter, capital expenditures totaled $24,047,000, of which $9,511,000 was for the construction of new tank barges, with the remaining $14,536,000 principally for upgrades of the existing marine transportation fleet. In addition, the Company purchased two pre-owned ammonia tank barges for $1,110,000 during the 2004 first quarter.

         In April 2004, the Company completed two small acquisitions, one in the marine transportation segment and one in the diesel engine services segment. On April 7, the Company purchased from Walker, a subsidiary of Ingram, Walker's diesel engine service operation and parts inventory located in Paducah, Kentucky for $5,755,000 in cash. On April 16, the Company purchased a one-third interest in Osprey for $4,220,000. Osprey operates a feeder service for cargo containers on barges along the Gulf Coast and inland waterways.

         The Company anticipates that during the balance of the 2004 year, the United States and global economies will continue to improve, which should lead to a quarter over quarter increase in petrochemical volumes transported by the Company's marine transportation segment. During the 2004 first quarter, feedstock and energy costs were high and the Company expects such costs to remain high and volatile at least through the 2004 first half. Such high costs and volatility could slow down or delay the improvement in petrochemical volumes that the Company has experienced during 2003 and the 2004 first quarter. Industry-wide, tank barge capacity has declined since 2000. This decline should assist the tank barge industry to come into balance between the number of tank barges needed to carry its customers' cargoes and the actual volumes moved, which should help the Company's earnings and investment returns.

ACQUISITIONS

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         On April 7, 2004, the Company purchased from Walker, a subsidiary of Ingram, Walker's diesel engine service operation and parts inventory located in Paducah, Kentucky for $5,755,000 in cash. In addition, the Company entered into a contract to provide diesel engine services to Ingram.

         On April 16, 2004, the Company purchased a one-third interest in Osprey for $4,220,000. The purchase price consisted of cash of $2,920,000 and notes payable totaling $1,300,000 due in April 2005. The remaining two-thirds interest is owned by Cooper/T. Smith Corporation and Richard L. Couch. Osprey, formed in 2000, operates a feeder service for cargo containers on barges between Houston, New Orleans and Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River.

RESULTS OF OPERATIONS

         The Company reported first quarter 2004 net earnings of $9,020,000, or $.36 per share, on revenues of $157,315,000, compared with 2003 first quarter net earnings of $6,868,000, or $.28 per share, on revenues of $148,200,000.

         Marine transportation revenues for the 2004 first quarter totaled $135,493,000, or 86% of total revenues, compared with $125,065,000, or 84% of total revenues for the 2003 first quarter. Diesel engine services revenues for the 2004 first quarter was $21,822,000, or 14% of total revenues, compared with $23,135,000, or 16% of total revenues for the first quarter of 2003.

         For purposes of the Management's Discussion, all earnings per share are "Diluted earnings per share." The weighted average number of common shares applicable to diluted earnings for the 2004 and 2003 first quarters were 24,913,000 and 24,327,000, respectively.

MARINE TRANSPORTATION

         The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of March 31, 2004, the marine transportation segment operated 874 active inland tank barges, with a total capacity of 16.0 million barrels, compared with 905 active inland tank barges at March 31, 2003, with a total capacity of
16.5 million barrels. The segment also operated an average of 233 inland towboats during the 2004 first quarter compared with an average of 229 inland towboats during the first quarter of 2003. The marine transportation segment is also the managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The partnership is accounted for under the equity method of accounting.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         The following table sets forth the Company's marine transportation segment's revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2004 compared with the three months ended March 31, 2003 (dollars in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                      ------------------------------
                                                           2004            2003           % CHANGE
                                                      ------------      ------------     ----------
 Marine transportation revenues                       $    135,493      $    125,065            8%
                                                      ------------      ------------          -----

 Costs and expenses:
    Costs of sales and operating expenses                   86,966            83,171            5
    Selling, general and administrative                     15,504            13,783           12
    Taxes, other than on income                              3,133             2,902            8
    Depreciation and other amortization                     13,016            11,505           13
                                                      ------------      ------------          -----
                                                           118,619           111,361            7
                                                      ------------      ------------          -----
            Operating income                          $     16,874      $     13,704           23%
                                                      ============      ============          =====

            Operating margins                                12.5%             11.0%

MARINE TRANSPORTATION REVENUES

         Revenues for the 2004 first quarter increased 8% compared with the 2003 first quarter, reflecting the full 2004 first quarter impact of the January 15, 2003 purchase of the inland tank barge fleet of SeaRiver. In addition, the 2004 first quarter revenues reflected stronger petrochemical, black oil and refined products volumes, as well as fuel, labor and consumer price index escalators on numerous multi-year contracts effective January 1, 2004.

         Petrochemical volumes transported continued to strengthen during the 2004 first quarter, primarily due to the improving United States economy. Black oil volumes during the 2004 first quarter increased when compared with the 2003 first quarter due to a number of refinery maintenance turnarounds, the high price of crude oil, and the refining industry's objective of recapturing as much value from a barrel of crude oil as possible, thereby creating a higher level of demand for the transportation of black oil products. Refined products volumes transported into the Midwest during the 2004 first quarter were generally at traditional seasonal levels, however, stronger than the 2003 first quarter, primarily the result of low Midwest distillate and gasoline inventory levels. Liquid fertilizer volumes were seasonally weak during the 2004 first quarter, caused by high Midwest inventory levels.

         During the 2004 first quarter, approximately 70% of marine transportation volumes were under term contracts and 30% were spot market volumes. Contract rate renewals reflected modest increases during the 2004 first quarter. Effective January 1, 2004, escalators for labor, consumer price index and fuel on numerous multi-year contracts did result in a rate increase for those contracts of approximately 2%. Spot market rates during the 2004 first quarter were generally higher for most product lines and above contract rates, with black oil and petrochemical Gulf Intracoastal Waterway volumes reflecting the largest spot market increases.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


MARINE TRANSPORTATION COSTS AND EXPENSES

         Cost of sales and operating expenses for the 2004 first quarter increased 5% compared with the 2003 first quarter, reflecting labor increases and related expenses, effective January 1, 2004, as well as additional operating expenses associated with increased business levels and poor navigating conditions, principally weather related. The segment operated an average of 233 inland towboats during the 2004 first quarter compared with 229 operated during the 2003 first quarter. The number of towboats operated is adjusted daily, depending on the amount of volumes moved, weather conditions and voyage times. The segment consumed 13.5 million gallons of diesel fuel in the 2004 first quarter compared with 12.9 million gallon consumed in the first quarter of 2003.

         Selling, general and administrative expenses were 12% higher in the 2004 first quarter than the first quarter of 2003, primarily reflecting salary increases and related expenses effective January 1, 2004, higher incentive compensation accruals, higher medical costs and increased professional and legal fees.

         Taxes, other than on income for the 2004 first quarter increased 8% compared with the 2003 first quarter, primarily reflecting increased waterway use taxes from increased business activity levels and higher property taxes on new and existing equipment.

         Depreciation and other amortization for the 2004 first quarter increased 13% over the 2003 first quarter. The increase reflected depreciation on new tank barge additions and capital expenditures in the first quarter of 2004 and during the 2003 year.

MARINE TRANSPORTATION OPERATING INCOME AND OPERATING MARGINS

         Operating income for the 2004 first quarter increased 23% compared with the 2003 first quarter. The 2004 first quarter operating margin increased to 12.5% compared with 11.0% in the 2003 first quarter. Historically, first quarter operating margins are typically the lowest margins earned for the year, as navigational delays caused by winter weather conditions results in delays, diversions and necessitate the use of additional chartered towboats to meet customer service requirements and schedules. The improved 2004 first quarter operating margin reflected the January 1, 2004 fuel, labor and consumer price index escalators on numerous multi-year contracts, and 9% less navigational delays than the 2003 first quarter. In addition, during the 2004 first quarter, the segment did not experience the rapidly escalating fuel prices that occurring during the 2003 first quarter. Term contracts contain fuel escalation clauses that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before contracts are adjusted.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         The following table sets forth the Company's diesel engine services segment's revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2004 compared with the three months ended March 31, 2003 (dollars in thousands):

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                  ---------------------------
                                                     2004             2003            % CHANGE
                                                  -----------    ------------      -----------
 Diesel engine services revenues                  $    21,822    $     23,135            (6)%
                                                   ----------      ----------          ------

 Costs and expenses:
    Costs of sales and operating expenses              15,934          17,629           (10)
    Selling, general and administrative                 3,034           2,754            10
    Taxes, other than on income                            82              83            (1)
    Depreciation and other amortization                   333             252            32
                                                   ----------      ----------          ------
                                                       19,383          20,718            (6)
                                                   ----------      ----------          ------
                   Operating income               $     2,439    $      2,417             1%
                                                   ==========      ==========          ======

                   Operating margins                  11.2%            10.4%

DIESEL ENGINE SERVICES REVENUES

         Revenues for the 2004 first quarter reflected a 6% decrease compared with the first quarter of 2003. The segment's Gulf Coast oil and gas well service market remained weak and the East Coast marine market and power generation markets were weak during the 2004 first quarter. These weak markets negatively impacted revenues and were partially offset by favorable Great Lakes and West Coast marine markets, an improved Midwest dry cargo market and a firm nuclear market.

 DIESEL ENGINE SERVICES COSTS AND EXPENSES

         Costs of sales and operating expense for the 2004 first quarter decreased 10%, reflecting the lower service and parts sales activity, and were partially offset by increases in salaries and related expenses effective January 1, 2004. Selling, general and administrative expenses increased 10%, also reflecting increases in salaries and related expenses, and an increase in the provision for doubtful accounts.

DIESEL ENGINE SERVICES OPERATING INCOME AND OPERATING MARGINS

         Operating income for the diesel engines services segment for the 2004 first quarter increased 1% compared with the 2003 first quarter and the operating margin for the 2004 first quarter increased to 11.2% compared with 10.4% for the 2003 first quarter. The higher operating margin was primarily due to the product mix of parts and services sold during the first quarter of 2004 compared to the first quarter of 2003.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


GENERAL CORPORATE EXPENSES

         General corporate expenses for the 2004 first quarter were $1,939,000 compared with $1,616,000 for the first quarter of 2003. The 20% increase primarily reflected increases in salaries and related expenses effective January 1, 2004, higher employee incentive compensations accruals, higher employee medical costs, increased legal and professional fees, including the costs of evaluating and implementing new governmental and securities regulations.

OTHER INCOME AND EXPENSES

         The following table sets forth the loss on disposition of assets, equity in earnings of marine affiliates, other expense and interest expense for the three months ended March 31, 2004 compared with the three months ended March 31, 2003 (dollars in thousands):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        --------------------------
                                                           2004            2003           % CHANGE
                                                        -----------    -----------     -----------
 Loss on disposition of assets                          $      (2)     $        (7)          (71) %
 Equity in earnings of marine affiliates                $     822      $       436            89  %
 Other expense                                          $    (271)     $      (403)          (33) %
 Interest expense                                       $  (3,374)     $    (3,454)           (2) %

EQUITY IN EARNINGS OF MARINE AFFILIATES

         Equity in earnings of marine affiliates, consisting primarily of a 35% owned offshore marine partnership, increased 89% for the 2004 first quarter compared with the corresponding quarter of 2003. The improved results primarily reflected lower fuel costs and the favorable settlement of 2003 demurrage charges.

INTEREST EXPENSE

         Interest expense for the 2004 first quarter decreased 2% compared with the first quarter of 2003, as lower average debt offset a higher average interest rate. The average debt and average interest rate for the 2004 and 2003 first quarter, including the effect of interest rate swaps, were $254,344,000 and 5.1%, and $289,161,000 and 4.8%, respectively.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

BALANCE SHEET

         Total assets as of March 31, 2004 were $861,754,000, a 1% increase compared with $854,961,000 as of December 31, 2003. The following table sets forth the significant components of the balance sheet as of March 31, 2004 compared with December 31, 2003 (dollars in thousands):

                                                          MARCH 31,        DECEMBER 31,
                                                            2004               2003          % CHANGE
                                                       -------------    ----------------  -----------
 Assets:
    Current assets                                     $     128,606      $      131,779        (2)%
    Property and equipment, net                              547,288             536,512         2
    Investment in marine affiliates                            9,482               9,162         3
    Goodwill, net                                            156,726             156,726        --
    Other assets                                              19,652              20,782        (5)
                                                        ------------        ------------      ----
                                                       $     861,754      $      854,961         1 %
                                                        ============        ============      ====
 Liabilities and stockholders' equity:
    Current liabilities                                $      94,213      $       98,868        (5)%
    Long-term debt - less current portion                    250,239             255,040        (2)
    Deferred income taxes                                    108,540             106,134         2
    Minority interest and other
      long-term liabilities                                   27,088              22,787        19
    Stockholders' equity                                     381,674             372,132         3
                                                        ------------         -----------      ----
                                                       $     861,754      $      854,961         1 %
                                                        ============         ===========      ====

         Current assets as of March 31, 2004 decreased 2% compared with December 31, 2003. Trade accounts receivable increased 4% reflecting higher revenues in the first quarter of 2004 compared with the fourth quarter of 2003. Other accounts receivable decreased 9%, reflecting a reduction in the IRS receivable of $1,241,000 and the collection of approximately $500,000 of insurance receivables. Inventory - finished goods increased 3%, reflecting the purchase of additional inventory in January to take advantage of a February 1, 2004 price increase by a major inventory supplier. Prepaid expenses and other assets decreased 12% due to the sale of certain assets held for sale and the amortization of insurance premiums.

         Property and equipment, net of accumulated amortization, at March 31, 2004 increased 2% compared with December 31, 2003. The increase reflected $24,047,000 of capital expenditures, more fully described under Capital Expenditures below, $1,110,000 for the purchase of two pre-owned ammonia tank barges, less $13,692,000 of depreciation expense and property disposals of $689,000 for the first three months of 2004.

         Investment in marine affiliates as of March 31, 2004 increased 3% compared with December 31, 2003, reflecting equity in earnings of marine affiliates of $822,000, less $501,000 of distributions received during the 2004 first quarter.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         Current liabilities as of March 31, 2004 decreased 5% compared with December 31, 2003. The decrease was primarily due to an 8% reduction in accrued liabilities, principally from the payment during the 2004 first quarter of employee bonuses accrued during the 2003 year and the payment during the 2004 first quarter of property taxes accrued during the 2003 year, partially offset by increased insurance reserves.

         Long-term debt, less current portion, as of March 31, 2004 decreased 2% compared with December 31, 2003. The reduction primarily reflected the paydown of long-term debt using the Company's 2004 first quarter net cash provided by operating activities of $23,341,000, proceeds from the disposition of assets totaling $688,000 and $2,179,000 of proceeds from the exercise of employee and nonemployee director stock options. Borrowings totaling $24,047,000 were used for the 2004 first quarter capital expenditures and $1,110,000 for the acquisition of two pre-owned ammonia tank barges.

         Deferred income taxes as of March 31, 2004 increased 2% compared with December 31, 2003, primarily due to bonus tax depreciation on qualifying marine transportation capital expenditures under federal legislation enacted in 2002 and 2003.

         Minority interest and other long-term liabilities as of March 31, 2004 increased 19% compared with December 31, 2003, primarily due to the recording of a $3,780,000 increase in the fair value of the interest rate swap agreements for the 2004 first quarter, more fully described under Long-Term Financing below, and the accrual of postretirement benefits.

         Stockholders' equity as of March 31, 2004 increased 3% compared with December 31, 2003. The increase was primarily the result of recording $9,020,000 of net earnings for the first three months of 2004, a $2,471,000 decrease in treasury stock, an increase of $1,857,000 in additional paid-in capital, a decrease in accumulated other comprehensive income of $2,112,000 and the recording of $1,694,000 of net deferred compensation related to restricted stock options. The decrease in treasury stock and increase in additional paid-in capital were attributable to the exercise of employee and nonemployee director stock options and the issuance of restricted stock. The decrease in accumulated other comprehensive income resulted from the net changes in fair value of interest rate swap agreements, net of taxes, more fully described under Long-Term Financing below.

 LONG-TERM FINANCING

         The Company has a $150,000,000 unsecured revolving credit facility ("Revolving Credit Facility") with a syndicate of banks, with JP Morgan Chase Bank as the agent bank, and with a maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in bank commitments from $150,000,000 up to a maximum of $225,000,000 without further amendments to the Revolving Credit Facility. As of March 31, 2004, the Company had no borrowings outstanding under the Revolving Credit Facility and had outstanding letters of credit totaling $1,114,000. The Company was in compliance with all Revolving Credit Facility covenants as of March 31, 2004.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         The Company has $250,000,000 of floating rate senior notes ("Senior Notes") due February 28, 2013. The notes are currently callable at par without penalty and no principal payments are required until maturity in 2013. As of March 31, 2004, $250,000,000 was outstanding under the Senior Notes. The Company was in compliance with all Senior Notes covenants as of March 31, 2004.

         The Company has an uncommitted $10,000,000 line of credit ("Credit Line") with Bank of America, N.A. for short-term liquidity needs and letters of credit. The Credit Line matures on November 3, 2004. As of March 31, 2004, $200,000 was outstanding under the Credit Line and outstanding letters of credit totaled $558,000. Amounts borrowed on the Credit Line were classified as long-term debt at March 31, 2004, as the Company has the ability and intent through the Revolving Credit Facility to refinance the short-term notes on a long-term basis.

         The Company has an uncommitted $5,000,000 revolving credit note ("Credit Note") with BNP Paribus ("BNP") for short-term liquidity needs. The Company did not have any borrowing outstanding under the Credit Note as of March 31, 2004.

         The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate notes with a maturity of nine months or longer. As of March 31, 2004, $121,000,000 was available under the shelf registration, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, and to fund working capital requirements. As of March 31, 2004, there were no outstanding debt securities under the shelf registration.

         From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and Senior Notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of March 31, 2004, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate Senior Notes as follows (dollars in thousands):

       NOTIONAL                                                               FIXED
       AMOUNT            TRADE DATE       EFFECTIVE DATE  TERMINATION DATE   PAY RATE      RECEIVE RATE
    ------------    ------------------   ---------------  ----------------  -----------  ----------------
    $    50,000         April 2001         April 2001       April 2004        4.96%       One-month LIBOR
    $   100,000        February 2001       March 2001       March 2006        5.64%       One-month LIBOR
    $   100,000       September 2003       March 2006      February 2013      5.45%      Three-month LIBOR

         These interest rate swaps hedge a majority of the Company's long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2004 first quarter. At March 31, 2004, the total fair value of the interest rate swap agreements was $11,910,000, of which $120,000 was recorded as an other accrued liability for swap maturities within the next twelve months, and $11,790,000 was recorded as an other long-term liability for swap maturities greater than twelve months. The Company has recorded in interest expense, losses related to the interest rate swap agreements of $1,664,000 and

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

$1,475,000 for the first quarter ended March 31, 2004 and 2003, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $2,970,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of March 31, 2004 and 2003 based on quoted market values of the Company's portfolio of derivative instruments.

         On April 29, 2004, the Company extended a hedge on part of its exposure to fluctuations in short-term interest rates by entering into a five-year interest rate swap agreement with a notional amount of $50,000,000 to replace the $50,000,000 swap shown in the table above upon its termination in April 2004. Under the agreement, the Company will pay a fixed rate of 4.00% for five years and will receive floating rate interest payments based on LIBOR for United States dollar deposits. The interest rate swap was designated as a cash flow hedge for the Company's Senior Notes. As of April 29, 2004, the Company had a total notional amount of $150,000,000 of interest rate swaps with terms ranging from five to seven years designated as cash flow hedges for its Senior Notes.

 CAPITAL EXPENDITURES

         Capital expenditures for the 2004 first quarter totaled $24,047,000, of which $9,511,000 were for construction of new tank barges, and $14,536,000 were primarily for upgrading of the existing marine transportation fleet.

         In February 2002, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Five of the tank barges were delivered in 2003 and the sixth tank barge was delivered in February 2004. The total purchase price of the six barges was approximately $9,500,000, of which $780,000 was expended in 2002, $8,612,000 was expended in 2003 and the balance expended in the 2004 first quarter. Financing of the construction of the six barges was through operating cash flows and available credit under the Company's Revolving Credit Facility.

         In October 2002, the Company entered into a contract for the construction for six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemical and refined petroleum products. Delivery of the six barges is scheduled over a six-month period starting in May 2004. The total purchase price of the six barges is approximately $8,900,000, of which $1,111,000 was expended in 2003 and $1,108,000 was expended in the 2004 first quarter.

         In May 2003, the Company entered into a contract for the construction of 16 double hull, 30,000 barrel capacity, inland tank barges with 12 for use in the transportation of black oil products and four for use in the transportation of petrochemical and refined petroleum products. Six of the 16 barges were delivered in 2003, one delivered in the 2004 first quarter, and five are anticipated to be delivered in the second quarter of 2004. The total purchase price of the 16 barges is approximately $29,000,000, of which $10,806,000 was expended in 2003 and $8,322,000 was expended in the 2004 first quarter. Under the terms of the contract, the Company has an option for the construction of 16 additional double hull, 30,000 barrel capacity inland tank barges.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         In October 2003, the Company entered into a contract for the construction of nine double hull, 30,000 barrel capacity, inland tank barges. Of the nine barges, five barges will be for use in the transportation of petrochemicals and refined petroleum products and four for use in the transportation of black oil products. Delivery of the nine barges is scheduled over a four-month period beginning in August 2004. The total purchase price of the nine barges is approximately $16,000,000, of which none was expended in 2003 and the 2004 first quarter.

         Over the next three years, a number of tank barges in the combined Company/Coastal black oil fleet are scheduled to be retired and replaced with new tank barges. Under the barge management agreement with Coastal, Coastal has the right to maintain its same capacity share of the combined fleet by building replacement barges as older barges are retired. Coastal elected not to exercise its right to purchase its share of the 16 black oil barges and the Company anticipates building 16 barges to replace the Coastal equipment.

         Funding for future capital expenditures and new tank barge construction is expected to be provided through operating cash flows and available credit under the Company's Revolving Credit Facility.

 TREASURY STOCK PURCHASES

         During the 2004 first quarter, the Company did not purchase any treasury stock. As of May 7, 2004, the Company had 1,210,000 shares available under its common stock repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company's Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

LIQUIDITY

         The Company generated net cash provided by operating activities of $23,341,000 during the three months ended March 31, 2004, 8% lower than the $25,366,000 generated during the three months ended March 31, 2003.

         The Company accounts for its ownership in its four marine partnerships under the equity method of accounting, recognizing cash flow upon the receipt or distribution of cash from the partnerships and joint ventures. For the three months ended March 31, 2004 and 2003, the Company received net cash totaling $501,000 and $750,000, respectively, from the partnerships and joint ventures.

         Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings associated with each of the above and other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of May 7, 2004, $143,886,000 under its Revolving Credit Facility and $121,000,000 under its shelf registration program, subject to mutual agreement on terms. As of May 6, 2004, the

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Company had $8,842,000 available under its Credit Line and none available under the Credit Note.

         Neither the Company, nor any of its subsidiaries, is obligated on any debt instruments, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for the pricing grids on its Revolving Credit Facility.

         The Company expects to continue to fund expenditures for acquisitions, capital construction projects, treasury stock repurchases, repayment of borrowings, and for other operating requirements from a combination of funds generated from operating activities and available financing arrangements.

         The Company has a 50% interest in a joint venture bulk liquid terminal business that has a $4,508,000 term loan outstanding at March 31, 2004. The loan is non-recourse to the Company and the Company has no guarantee obligation. The Company uses the equity method of accounting to reflect its investment in the joint venture.

         The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations incurred in the ordinary course of business. The aggregate notional value of these instruments is $2,945,000 at March 31, 2004, including $2,025,000 in letters of credit and $920,000 in performance bonds, of which $683,000 of these financial instruments relates to contingent legal obligations, which are covered by the Company's liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


PART I  FINANCIAL INFORMATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company's bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would impact the 2004 interest expense by approximately $146,000, based on balances outstanding at December 31, 2003, and change the fair value of the Company's debt by less than 1%.

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

         From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and Senior Notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent to the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of March 31, 2004, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate Senior Notes as follows (dollars in thousands):

   NOTIONAL                                                                FIXED
   AMOUNT           TRADE DATE       EFFECTIVE DATE   TERMINATION DATE   PAY RATE      RECEIVE RATE
------------    ------------------   ---------------  ----------------  ----------   -----------------
$    50,000         April 2001         April 2001       April 2004        4.96%       One-month LIBOR
$   100,000        February 2001       March 2001       March 2006        5.64%       One-month LIBOR
$   100,000       September 2003       March 2006      February 2013      5.45%       Three-month LIBOR

         These interest rate swaps hedge a majority of the Company's long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2004 first quarter. At March 31, 2004, the total fair value of the interest rate swap agreements was $11,910,000, of which $120,000 was recorded as an other accrued liability for swap maturities within the next twelve months, and $11,790,000 was recorded as an other long-term liability for swap maturities greater than twelve months. The Company has recorded in interest expense, losses related to the interest rate swap agreements of $1,664,000 and $1,475,000 for the first quarter ended March 31, 2004 and 2003, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $2,970,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of March 31, 2004 and 2003 based on quoted market values of the Company's portfolio of derivative instruments.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -
        (CONTINUED)

         On April 29, 2004, the Company extended a hedge on part of its exposure to fluctuations in short-term interest rates by entering into a five-year interest rate swap agreement with a notional amount of $50,000,000 to replace a $50,000,000 interest rate swap that expired in April 2004. Under the agreement, the Company will pay a fixed rate of 4.00% for five years and will receive floating rate interest payments based on LIBOR for United States dollar deposits. The interest rate swap was designated as a cash flow hedge for the Company's Senior Notes. As of April 29, 2004, the Company had a total notional amount of $150,000,000 of interest rate swaps with terms ranging from five to seven years designated as cash flow hedges for its Senior Notes.

ITEM 4.  CONTROLS AND PROCEDURES

         Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this quarterly report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         The Company and certain subsidiaries have received a Request For Information ("RFI") from the EPA under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a potential Superfund site, the Gulfco site, located in Freeport, Texas. In prior years, a company unrelated to Gulfco operated at the site and provided tank barge cleaning services to various subsidiaries of the Company. An RFI is not a determination that a party is responsible or potentially responsible for contamination at a site, it is only a request seeking any information a party may have with respect to a site as part of an EPA investigation into such site. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

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

Item 4.  Results of Votes of Security Holders

(a)      The Company held its Annual Meeting of Stockholders on April 27, 2004.

(b) Class III Directors elected to serve until the 2007 Annual Meeting of Stockholders were C. Sean Day, William M. Lamont, Jr. and C. Berdon Lawrence. Class I Directors continuing to serve until the 2005 Annual Meeting of Stockholders are Walter E. Johnson, George A. Peterkin, Jr. and Robert G. Stone, Jr. Class II Directors continuing to serve until the 2006 Annual Meeting of Stockholders are Bob G. Gower, Joseph H. Pyne and Richard C. Webb.

(c) A proposal to approve amendments to the Nonemployee Director Compensation Program and 2000 Nonemployee Director Stock Option Plan was also approved by the Stockholders at the Annual Meeting. The number of affirmative, negative and abstained votes with respect to the matter was as follows:

                    For                      20,677,003
                    Against                     836,230
                    Abstain                      25,989

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          PART II - OTHER INFORMATION

Item 5.  Other Information.

         On January 26, 2004, the Governance Committee of the Company's Board of Directors adopted the following policy on director candidates recommended by stockholders:

           POLICY ON DIRECTOR CANDIDATES RECOMMENDED BY STOCKHOLDERS

         The Governance Committee of the Company will consider director candidates recommended by stockholders. Recommendations may be sent to the Chairman of the Governance Committee, Kirby Corporation, 55 Waugh Drive, Suite 1000, Houston, Texas 77007, accompanied by biographical information for evaluation. The Board of Directors of the Company has approved Criteria for the Selection of Directors which the Governance Committee will consider in evaluating director candidates. A copy of the criteria is available on the Company's website at www.kirbycorp.com in the Investor Relations section under Corporate Governance.

         When there is a vacancy on the Company's Board of Directors (i.e., in cases other than the nomination of an existing director for re-election), the Board and the Governance Committee have considered candidates identified by executive search firms, candidates recommended by stockholders and candidates recommended by other directors. The Governance Committee will continue to consider candidates from any of those sources when future vacancies occur. The Governance Committee does not evaluate a candidate differently based on whether or not the candidate is recommended by a stockholder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         31.1 - Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
         31.2 - Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
         32  -  Certification Pursuant to Rule 13a-14(b) and Section 906 of the
                Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:
         The Company's report on Form 8-K dated January 29, 2004 stated that the Company issued a press release announcing the Company's 2003 fourth quarter and full year results of operations.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             KIRBY CORPORATION
                             (Registrant)

                             By:              /s/ NORMAN W. NOLEN
                                  ------------------------------------------
                                                Norman W. Nolen
                                      Executive Vice President, Treasurer
                                          and Chief Financial Officer
Dated:   May 7, 2004

                                 EXHIBIT INDEX

    31.1 - Certification of Chief Executive Officer Pursuant to Rule
           13a-14(a).
    31.2 - Certification of Chief Financial Officer Pursuant to Rule
           13a-14(a).
    32  -  Certification Pursuant to Rule 13a-14(b) and Section 906 of the
           Sarbanes-Oxley Act of 2002.