Form 10-Q
period 2004-06-30
KIRBY CORP
filed 2004-08-05
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended June 30, 2004

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

                                 Yes [ X ]     No [  ]
The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on August 5, 2004 was 24,569,000.

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                      JUNE 30,           DECEMBER 31,
                                                                         2004                2003
                                                                   ---------------       -----------
                                                                             ($ IN THOUSANDS)
Current assets:
     Cash and cash equivalents                                          $14,334              $4,064
     Accounts receivable:
       Trade - less allowance for doubtful accounts                      85,549               80,585
       Other                                                              6,111               17,347
     Inventory - finished goods                                          16,331               13,991
     Prepaid expenses and other current assets                           10,909               13,173
     Deferred income taxes                                                2,553                2,619
                                                                     ----------           ----------

         Total current assets                                           135,787              131,779
                                                                     ----------           ----------


Property and equipment                                                  943,340              890,923
     Less accumulated depreciation                                      379,053              354,411
                                                                    -----------           ----------

                                                                        564,287              536,512
                                                                     ----------           ----------


Investment in marine affiliates                                          13,469                9,162
Goodwill - net                                                          160,641              156,726
Other assets                                                             17,621               20,782
                                                                     ----------           ----------

                                                                     $  891,805           $  854,961
                                                                     ==========           ==========

           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       JUNE 30,       DECEMBER 31,
                                                                        2004              2003
                                                                    ------------       -----------
                                                                             ($ IN THOUSANDS)
Current liabilities:
    Current portion of long-term debt                                $    1,414          $     225
    Income taxes payable                                                  2,106                897
    Accounts payable                                                     50,139             41,577
    Accrued liabilities                                                  46,899             50,725
    Deferred revenues                                                     4,561              5,444
                                                                     ----------          ---------

           Total current liabilities                                    105,119             98,868
                                                                     ----------          ---------

Long-term debt - less current portion                                   250,039            255,040
Deferred income taxes                                                   114,420            106,134
Minority interests                                                        2,783              2,933
Other long-term liabilities                                              16,822             19,854
                                                                     ----------          ---------

                                                                        384,064            383,961
                                                                     ----------          ---------

Contingencies and commitments                                                --                 --

Stockholders' equity:
    Preferred stock, $1.00 par value per share.  Authorized
       20,000,000 shares                                                     --                 --
    Common stock, $.10 par value per share.  Authorized
       60,000,000 shares, issued 30,907,000 shares                        3,091              3,091
    Additional paid-in capital                                          181,404            178,720
    Accumulated other comprehensive income                               (3,223)            (5,950)
    Deferred compensation                                                (2,592)            (1,003)
    Retained earnings                                                   333,373            310,575
                                                                     ----------          ---------
                                                                        512,053            485,433
    Less cost of 6,360,000 shares in treasury (6,590,000 at
       December 31, 2003)                                               109,431            113,301
                                                                     ----------          ---------

                                                                        402,622            372,132
                                                                     ----------          ---------

                                                                     $  891,805          $ 854,961
                                                                     ==========          =========

           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                 -----------------------------    ----------------------------
                                                     2004              2003            2004            2003
                                                 ------------     ------------     -----------      ----------
                                                           ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 Revenues:
     Marine transportation                        $   149,065      $  137,156        $ 284,558       $ 262,221
     Diesel engine services                            21,811          21,583           43,633          44,718
                                                    ---------      ----------        ---------      ----------

                                                      170,876         158,739          328,191         306,939
                                                    ---------      ----------        ---------      ----------
 Costs and expenses:
     Costs of sales and operating expenses            108,391         101,153          211,318         202,004
     Selling, general and administrative               19,479          18,751           39,444          36,312
     Taxes, other than on income                        4,150           3,485            7,402           6,536
     Depreciation and other amortization               13,591          12,894           27,388          25,126
     Loss on disposition of assets                        196             126              198             133
                                                    ---------      ----------        ---------      ----------

                                                      145,807         136,409          285,750         270,111
                                                    ---------      ----------        ---------      ----------

         Operating income                              25,069          22,330           42,441          36,828
 Equity in earnings of marine affiliates                  494             751            1,316           1,187
 Other expense                                            (51)           (199)            (322)           (602)
 Interest expense                                      (3,290)         (3,867)          (6,664)         (7,321)
                                                    ---------      ----------        ---------      ----------

         Earnings before taxes on income               22,222          19,015           36,771          30,092
 Provision for taxes on income                         (8,444)         (7,226)         (13,973)        (11,435)
                                                    ---------      ----------        ---------      ----------

         Net earnings                               $  13,778      $   11,789        $  22,798      $   18,657
                                                    =========      ==========        =========      ==========

 Net earnings per share of common stock:
     Basic                                          $     .56      $      .49        $     .93      $      .77
                                                    =========      ==========        =========      ==========
     Diluted                                        $    .55       $      .48        $     .91      $      .77
                                                    =========      ==========        =========      ==========


           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                     --------------------------------
                                                                                        2004                 2003
                                                                                     -----------           ----------
                                                                                             ($ IN THOUSANDS)
Cash flows from operating activities:
  Net earnings                                                                       $    22,798           $   18,657
  Adjustments to reconcile net earnings to net cash provided by operations:
    Depreciation and other amortization                                                   27,388               25,126
    Deferred income taxes                                                                  6,883                  706
    Equity in earnings of marine affiliates, net of distributions                            (86)                 954
    Other                                                                                    936                1,454
    Increase (decrease) in cash flows resulting from changes in operating
     assets and liabilities, net                                                          17,381               (1,607)
                                                                                     -----------           ----------
      Net cash provided by operating activities                                           75,300               45,290
                                                                                     -----------           ----------

Cash flows from investing activities:
  Capital expenditures                                                                   (56,060)             (37,723)
  Acquisitions of businesses and marine equipment                                         (9,785)             (37,816)
  Proceeds from disposition of assets                                                      2,298                1,050
                                                                                     -----------           ----------
      Net cash used in investing activities                                              (63,547)             (74,489)
                                                                                     -----------           ----------

Cash flows from financing activities:
  Payments on bank credit facilities, net                                                 (5,000)            (220,700)
  Proceeds from senior notes                                                                  --              250,000
  Payments on long-term debt                                                                (112)                (168)
  Proceeds from exercise of stock options                                                  3,956                1,228
  Other                                                                                     (327)                (283)
                                                                                     -----------           -----------
      Net cash provided by (used  in) financing activities                                (1,483)              30,077
                                                                                     -----------           ----------
      Increase in cash and cash equivalents                                               10,270                  878

Cash and cash equivalents, beginning of year                                               4,064                1,432
                                                                                     -----------           ----------
Cash and cash equivalents, end of period                                              $   14,334            $   2,310
                                                                                     ===========           ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                                                          $    6,374            $   6,532
    Income taxes                                                                      $    1,717            $  11,195
  Noncash investing activity:
    Notes payable issued in acquisition                                               $    1,300            $    --


           See accompanying notes to condensed financial statements.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004 and December 31, 2003, and the results of operations for the three months and six months ended June 30, 2004 and 2003.

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

         On April 16, 2004, the Company purchased a one-third interest in Osprey Line, LLC ("Osprey") for $4,220,000. The purchase price consisted of cash of $2,920,000 and notes payable totaling $1,300,000 due in April 2005. The remaining two-thirds interest is owned by Cooper/T. Smith Corporation and Richard L. Couch. Osprey, formed in 2000, operates a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River. Revenues for Osprey for 2003 were approximately $11,700,000. The purchase will be accounted for under the equity method of accounting and the cash portion of the purchase price was financed through the Company's revolving credit facility.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)


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

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 197 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for the Company's financial statements for interim and annual periods ending after December 15, 2002. The Company adopted the recognition provisions of the Interpretation effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of the Interpretation did not have a material effect on the Company's financial position or results of operations. The Company's guarantees as of June 30, 2004 are described in Note 9, Contingencies.

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

         The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method of accounting for stock-based employee

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)


(3)     ACCOUNTING STANDARDS - (CONTINUED)

compensation, since the exercise price of the Company's stock options is at the fair market value on the date of grant, no compensation expense is recorded. The Company is required under SFAS No. 123 to disclose pro forma information relating to option grants as if the Company used the fair value method of accounting, which requires the recording of estimated compensation expenses.

         The following table summarizes pro forma net earnings and earnings per share for the three months and six months ended June 30, 2004 and 2003 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE 30,                     JUNE 30,
                                                            ----------------------------   ------------------------
                                                                2004           2003            2004           2003
                                                            ------------   -------------   ------------   ---------
Net earnings, as reported                                   $ 13,778       $    11,789     $   22,798     $  18,657
Deduct:  Total stock-based employee compen-
  sation expense determined under fair value
  based method for all awards, net of related tax
  effects                                                       (902)             (884)        (1,652)       (1,730)
                                                            ----------     ------------    ------------   ---------
       Pro forma net earnings                               $ 12,876       $    10,905     $   21,146     $  16,927
                                                            ==========     ============    ============   ==========
Earnings per share:
   Basic - as reported                                      $    .56        $      .49     $      .93     $     .77
   Basic - pro forma                                        $    .53        $      .45     $      .87     $     .70
   Diluted - as reported                                    $    .55        $      .48     $      .91     $     .77
   Diluted - pro forma                                      $    .51        $      .45     $      .85     $     .69

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" and revised this interpretation in December 2003 (collectively, "the Interpretations"). The Interpretations address the consolidation by business enterprises of variable interest entities as defined in the Interpretations. The Interpretations apply immediately to variable interest in variable interest entities created after January 31, 2003, and to variable interests in variable entities obtained after January 31, 2003. The application of these Interpretations has not had an effect on the Company's financial position or results of operations.

         In April 2003, Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149") was issued. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 for decisions made: (1) as part of the Derivatives Implementation Group process that requires amendments to SFAS No. 133; (2) in connection

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)


(3)     ACCOUNTING STANDARDS - (CONTINUED)

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

(4)      COMPREHENSIVE INCOME

         The Company's total comprehensive income for the three months and six months ended June 30, 2004 and 2003 were as follows (in thousands):

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                         ------------------------     -------------------------
                                                           2004            2003           2004           2003
                                                       -----------     ----------     -----------    ----------
Net earnings                                           $   13,778      $  11,789      $   22,798     $  18,657
Change in fair value of derivative financial
instruments, net of tax                                     4,839            (14)          2,727           203
                                                        ---------      ---------      ----------     ----------

         Total comprehensive income                    $   18,617      $  11,775       $  25,525     $  18,860
                                                        =========      =========      ==========     ==========

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)


(5)      SEGMENT DATA - (CONTINUED)

         Diesel Engine Services - Overhaul and repair of large medium-speed diesel engines, reduction gear repair, and sale of related parts and accessories for customers in the marine, power generation and industrial, and railroad industries.

         The following table sets forth the Company's revenues and profit
(loss) by reportable segment for the three months and six months ended June 30, 2004 and 2003 and total assets as of June 30, 2004 and December 31, 2003 (in thousands):

                                                  THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                      JUNE 30,                                  JUNE 30,
                                        -------------------------------------     ------------------------------------
                                             2004                  2003                2004                  2003
                                        -------------          --------------     -------------         --------------
Revenues:
     Marine transportation                $149,065                $137,156          $284,558                $262,221
     Diesel engine services                 21,811                  21,583            43,633                  44,718
                                          --------                --------          --------                --------
                                          $170,876                $158,739          $328,191                $306,939
                                          ========                ========          ========                ========

Segment profit (loss):
     Marine transportation                $ 24,861                $ 21,782          $ 41,735                $ 35,486
     Diesel engine services                  2,184                   2,172             4,623                   4,589
     Other                                  (4,823)                 (4,939)           (9,587)                 (9,983)
                                          --------                --------          --------                --------
                                          $ 22,222                $ 19,015          $ 36,771                $ 30,092
                                          ========                ========          ========                ========

                                                                                     JUNE 30,            DECEMBER 31,
                                                                                       2004                  2003
                                                                                  -------------            ----------
Total assets:
     Marine transportation                                                          $806,194                $779,121
     Diesel engine services                                                           47,640                  40,152
     Other                                                                            37,971                  35,688
                                                                                    --------                --------
                                                                                    $891,805                $854,961
                                                                                    ========                ========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)


(5)      SEGMENT DATA - (CONTINUED)

         The following table presents the details of "Other" segment profit
(loss) for the three months and six months ended June 30, 2004 and 2003 (in thousands):

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                     ----------------------------     ---------------------------
                                                         2004             2003            2004             2003
                                                     ------------    ------------     ------------    -----------
General corporate expenses                           $  (1,780)      $   (1,498)       $ (3,719)       $  (3,114)
Loss on disposition of assets                             (196)            (126)           (198)            (133)
Interest expense                                        (3,290)          (3,867)         (6,664)          (7,321)
Equity in earnings of marine affiliates                    494              751           1,316            1,187
Other expense                                              (51)            (199)           (322)            (602)
                                                      --------        ---------         --------        ---------
                                                     $  (4,823)      $   (4,939)       $ (9,587)       $  (9,983)
                                                      ========        =========         ========        =========

         The following table presents the details of "Other" total assets as of June 30, 2004 and December 31, 2003 (in thousands):

                                                           JUNE 30,              DECEMBER 31,
                                                             2004                   2003
                                                         ------------            ------------
General corporate assets                                   $  24,502               $  26,526
Investment in marine affiliates                               13,469                   9,162
                                                           ---------               ---------
                                                           $  37,971               $  35,688
                                                           =========               =========

(6)      TAXES ON INCOME

         Earnings before taxes on income and details of the provision for taxes on income for the three months and six months ended June 30, 2004 and 2003 were as follows (in thousands):

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                           ---------------------------    --------------------------
                                                               2004            2003           2004          2003
                                                           -----------     -----------    -----------     ----------
Earnings before taxes on income - United States            $  22,222       $  19,015      $  36,771       $  30,092
                                                            =========      ==========     ==========      ==========

Provision for taxes on income:
       Current                                             $   4,911          $6,164         $6,527          $10,274
       Deferred                                                2,751             566          6,126              306
       State and local                                           782             496          1,320              855
                                                            ---------       ---------     ----------      ----------
                                                           $   8,444        $  7,226      $  13,973       $   11,435
                                                            =========       =========     ==========      ==========

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)


(7)      EARNINGS PER SHARE OF COMMON STOCK

         The following table presents the components of basic and diluted earnings per share of common stock for the three months and six months ended June 30, 2004 and 2003 (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JUNE 30,                      JUNE 30,
                                                             ---------------------------   ---------------------------
                                                                 2004           2003           2004           2003
                                                             -----------    -----------    -----------     -----------
Net earnings                                                 $   13,778     $   11,789     $   22,798      $   18,657
                                                              =========      =========      =========       =========

Shares outstanding:
     Weighted average common stock outstanding                   24,434         24,105         24,392          24,084
Effect of dilutive securities:
     Employee and director common stock options                     659            307            611             286
                                                              ---------      ---------      ---------       ---------
                                                                 25,093         24,412         25,003          24,370
                                                              =========      =========      =========       =========

Basic earnings per share of common stock                     $      .56     $      .49     $      .93      $      .77
                                                              =========      =========      =========       =========
Diluted earnings per share of common stock                   $      .55     $      .48     $      .91      $      .77
                                                              =========      =========      =========       =========

         Certain outstanding options to purchase approximately 24,000 and 386,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2004 and 2003, respectively, as such stock options would have been antidilutive.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)

(8)      RETIREMENT PLANS - (CONTINUED)

         The following table presents the components of net periodic benefit cost of the defined benefit plan for the three months and six months ended June 30, 2004 and 2003 (in thousands):

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JUNE 30,                      JUNE 30,
                                                             ---------------------------   --------------------------
                                                                 2004           2003           2004            2003
                                                             -----------    -----------    -----------     ----------
Net periodic benefit cost
     Service cost                                            $      915     $      821     $    1,827      $    1,539
     Interest cost                                                1,153          1,171          2,301           2,196
     Expected return on assets                                   (1,459)        (1,348)        (2,913)         (2,528)
     Amortization of prior service cost                             (22)           (25)           (44)            (46)
     Amortization of actuarial loss                                 494            478            987             896
     Less partnerships' allocation                                  (36)           (38)           (70)            (76)
                                                              ---------      ---------      ---------       ---------
         Net periodic benefit cost                           $    1,045     $    1,059     $    2,088      $    1,981
                                                              =========      =========      =========       =========

         The Company expects to contribute $200,000 to its pension plan in November 2004 to fund its 2004 pension plan obligations. As of June 30, 2004, no contributions have been made.

         The Company sponsors an unfunded defined benefit health care plan that provides limited postretirement medical benefits to employees who meet minimum age and service requirements, and to eligible dependents. The plan is contributory, with retiree contributions adjusted annually.

         The following table presents the components of net periodic benefit cost of the unfunded defined benefit healthcare plan for the three months and six months ended June 30, 2004 and 2003 (in thousands):

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JUNE 30,                      JUNE 30,
                                                             ---------------------------   ---------------------------
                                                                 2004           2003           2004            2003
                                                             -----------    -----------    -----------     -----------
Net periodic benefit cost
     Service cost                                            $       94     $      145     $      186      $      290
     Interest cost                                                  142            256            282             512
     Amortization of prior service cost                              10             18             20              36
     Amortization of actuarial gain                                  (5)           (36)           (10)            (72)
                                                              ---------      ---------      ---------       ---------
         Net periodic benefit cost                           $      241     $      383     $      478      $      766
                                                              =========      =========      =========       =========

         The Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed December 8, 2003 to make additional voluntary benefits available through Medicare. The Company deferred recognition of the effects of the Act in these financial statements in accordance with FASB Staff Position Nos. 106-1 and 106-2 ("FSPs"), which prescribed accounting under the Act. The

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  (UNAUDITED)


(8)      RETIREMENT PLANS - (CONTINUED)

Company will be evaluating the implications of the Act during 2004 and recognize expected financial effects as prescribed by the FSPs beginning in the third quarter of 2004.

(9)      CONTINGENCIES

         The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations incurred in the ordinary course of business. The aggregate notional value of these instruments is $1,789,000 at June 30, 2004, including $869,000 in letters of credit and $920,000 in performance bonds, of which $683,000 of these financial instruments relates to contingent legal obligations which are covered by the Company's liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

         For purposes of the Management's Discussion, all earnings per share are "Diluted earnings per share." The weighted average number of common shares applicable to diluted earnings for the second quarter of 2004 and 2003, and for the first six months of 2004 and 2003 were as follows (in thousands):

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                       JUNE 30,
                                                ----------------------           ---------------------
                                                    2004        2003                2004      2003
                                                ----------  ----------           ---------   ---------
 Weighted average number of
    common stock-diluted                          25,093      24,412              25,003      24,370
                                                ==========  ==========           =========   =========

         The increase in the weighted average number of common shares for both 2004 periods compared with the 2003 periods primarily reflected the exercise of employee and director stock options, as well as additional dilutive shares applicable to stock options plans.

OVERVIEW

         The Company is the nation's largest domestic inland tank barge operator with a fleet as of June 30, 2004 of 887 active tank barges, with a total capacity of 16.3 million barrels, and operated an average of 237 inland towboats during the 2004 second quarter and 234 inland towboats during the 2004 first six months. The Company uses the inland waterway system of the United States to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. Through its diesel engine services segment, the Company provides after-market services for large medium-speed diesel engines used in marine, power generation and industrial, and rail applications.

         During the 2004 first six months, approximately 87% of the Company's revenue was generated by its marine transportation segment. The segment's customers include many of the major United States petrochemical and refining companies. Products transported include raw materials for many of the end products used widely by businesses and consumers every day - plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company's business tends to mirror the general performance of the United States economy and the performance of the Company's customer base. The

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES following table shows the products transported by the Company, the revenue distribution for the first half of 2004, the uses of these products and the factors that drive the demand for the products the Company transports:

                        END USES OF PRODUCTS TRANSPORTED

                             2004 FIRST
                             SIX MONTHS
                               REVENUE
  PRODUCTS TRANSPORTED      DISTRIBUTION     USES OF PRODUCTS TRANSPORTED              DRIVERS
------------------------    ------------ -----------------------------------   -----------------------
Petrochemicals                  68%      Plastics, Fibers, Paper,              Housing, Consumer Goods,
                                         Gasoline Additives                    Autos, Clothing, Vehicle Usages

Black Oil Products              18%      Asphalt, Boiler Fuel, No. 6 Fuel      Road Construction, Feedstock
                                         Oil, Coker Feedstocks, Residual       for Refineries, Fuel for Power
                                         Fuel, Crude Oil, Ship Bunkers         Plants and Ships
Refined Petroleum               10%      Gasoline Blends, No. 2 Oil,           Vehicle Usage, Air Travel,
Products                                 Jet Fuel, Heating Oil                 Weather Conditions

Agricultural                     4%      Liquid Fertilizers, Chemical          Corn, Cotton, Wheat Production
Chemicals                                Feedstocks

         For the 2004 second quarter, the Company reported net earnings of $13,778,000, or $.55 per share, on revenues of $170,876,000. For the 2004 first six months, the Company's net earnings were $22,798,000, or $.91 per share, on revenues of $328,191,000. The results for both 2004 periods reflect the continued improvement in the United States and global economies. The 2004 first six months results also reflect the full impact of the January 15, 2003 acquisition of the SeaRiver inland marine transportation equipment. The purchase of the SeaRiver fleet, the United States marine transportation affiliate of ExxonMobil, included 48 double hull inland tank barges and seven towboats, and assumption of the leases on 16 double hull inland tank barges.

         The Company's 2004 second quarter marine transportation segment's revenues and operating income increased 9% and 14%, respectively, when compared with the 2003 second quarter. The segment's revenues and operating income for the first six months of 2004 increased 9% and 18%, respectively, when compared with the corresponding period of 2003. During both 2004 periods, the segment's largest market, the petrochemical market, continued to experience an improvement in volumes, primarily the result of the strengthening United States economy. The black oil market for both 2004 periods also remained strong, due primarily to increased refinery production generating demand for the waterborne transportation of heavier residual oil by-products. The segment's refined products market experienced the normal seasonal Gulf Coast to Midwest volumes during both 2004 periods. The agricultural chemical market was weak in the 2004 first quarter and very weak during the 2004 second quarter due primarily to high Midwest inventory levels and the high price of the product.

         The marine transportation segment was successful in modestly raising rates on several contract renewals during the 2004 first six months, a continuation of a trend that started during the 2003 fourth quarter. In addition, effective January 1, 2004, contract escalators for labor, consumer price index and fuel on numerous multiyear contracts resulted in a rate increase for those contracts of approximately 2%. Spot market rates during the 2004 first six months were generally higher for most marine transportation

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES markets and above contract rates. Currently, approximately 70% of the Company's marine transportation revenue is under term contracts with the remaining 30% in the spot market. The 70% contract and 30% spot market mix provides the Company with a stable revenue stream with less exposure to day-to-day pricing fluctuations.

         As is expected, the marine transportation segment's first quarter results were negatively impacted by navigational delays, both weather and lock related. Navigational delays for the 2004 first quarter totaled 2,359 days, only 9% less than the record 2,583 days recorded in the 2003 first quarter. The delays for the 2004 first quarter were both weather and lock related, while the 2003 first quarter delays were primarily from the repair of a key lock located on the Gulf Intracoastal Waterway. Navigational delays for the 2004 second quarter totaled 1,822 days compared with 1,268 delay days recorded for the 2003 second quarter. The 44% increase was primarily due to the closure for repair during May of a major lock on the Gulf Intracoastal Waterway. Navigational delays require the use of additional chartered towboats to meet customer delivery schedules and result in increased transit times, negatively impacting the marine transportation segment's operating margins. For the 2004 second quarter, the marine transportation segment's operating margin was 16.7% compared with 15.9% for the 2003 second quarter. For the 2004 first six months, the segment's margin was 14.7% compared with 13.5% for the 2003 first six months. The Company's 2004 third quarter performance will be negatively impacted by the closure of the McAlpine Lock on the Ohio River for major repairs for approximately two weeks in August. The lock closure will stop all waterborne traffic on the Ohio River with a destination upriver of Louisville, Kentucky, including Cincinnati and Pittsburgh. The Company has estimated in conjunction with its public disclosure of projected earnings for the third quarter that the impact will be approximately $.02 to $.03 per share.

         The Company's diesel engine services segment's 2004 second quarter revenues and operating income each increased 1% when compared with the 2003 second quarter. The segment's revenues for the 2004 first six months decreased 2% and operating income increased 1%, when compared with the corresponding period of 2003. The results for both 2004 periods reflect a stronger Midwest dry cargo river market, and the April 2004 acquisition of Walker. The segment's rail market strengthened in the 2004 second quarter. Continued weakness in the Gulf Coast offshore oil service market, the East Coast and West Coast marine markets, and the power generation market negatively affected both 2004 periods.

         The Company continued to generate strong cash flow provided by operating activities during the 2004 second quarter and first six months. The Company's outstanding debt as of June 30, 2004 was $251,453,000, a reduction of $3,812,000 when compared with $255,265,000 as of December 31, 2003. During the 2004 first half, the Company's debt-to-capitalization ratio was reduced from 40.7% as of December 31, 2003 to 38.4% as of June 30, 2004. Also during the 2004 first half, capital expenditures totaled $56,060,000, of which $23,623,000 was for construction of new tank barges, with the remaining $32,437,000 principally for upgrades of the existing marine transportation fleet.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         In the 2004 first quarter, the Company purchased two pre-owned ammonia tank barges for $1,110,000. On April 7, 2004, the Company purchased from Walker, a subsidiary of Ingram, Walker's diesel engine service operation and parts inventory located in Paducah, Kentucky for $5,755,000 in cash. On April 16, 2004, the Company purchased a one-third interest in Osprey for $4,220,000, consisting of $2,920,000 in cash and notes payable totaling $1,300,000 due in April 2005. Osprey operates a feeder service for cargo containers on barges along the United States Gulf Coast and inland waterway system.

         The Company anticipates that during the second half of 2004, the United States and global economies will be stable to modestly improving, which may lead to a quarter over quarter increase in petrochemical volumes transported by the Company's marine transportation segment. During the 2004 first half, feedstock and energy costs were high and the Company expects such costs to remain high and volatile at least through the remainder of 2004. High feedstock and energy costs could slow down or delay the improvement in petrochemical volumes that the Company has experienced during 2003 and the 2004 first half.

         Industry-wide, tank barge capacity declined during 2001 and 2002 and remained relatively constant in 2003. This smaller industry-wide tank barge capacity supports higher industry utilization and the improved pricing environment.

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

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


RESULTS OF OPERATIONS

         The Company reported second quarter 2004 net earnings of $13,778,000, or $.55 per share, on revenues of $170,876,000, compared with second quarter 2003 net earnings of $11,789,000, or $.48 per share, on revenues of $158,739,000. Net earnings for the 2004 first six months were $22,798,000, or $.91 per share, on revenues of $328,191,000, compared with net earnings of $18,657,000, or $.77 per share, on revenues of $306,939,000 for the first six months of 2003.

         The following table sets forth the Company's marine transportation and diesel engine services revenues for the 2004 second quarter compared with the second quarter of 2003, the first six months of 2004 compared with the first six months of 2003 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

                                           THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                JUNE 30,                                       JUNE 30,
                               -------------------------------------------   ----------------------------------------
                                     2004         %         2003      %            2004        %         2003      %
                               -------------  -----   -------------  ----    ------------  ------   -----------  -----
 Marine transportation          $  149,065     87%     $  137,156     86%     $  284,558    87%     $  262,221     85%
 Diesel engine services             21,811     13          21,583     14          43,633    13          44,718     15
                               -------------  -----   -------------  ----    ------------  ------   -----------  -----
                                $  170,876    100%     $  158,739    100%     $  328,191   100%     $  306,939    100%
                               ============   =====   =============  ====    ============  ======   ===========  =====

MARINE TRANSPORTATION

         The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of June 30, 2004, the marine transportation segment operated 887 active inland tank barges, with a total capacity of 16.3 million barrels, compared with 897 active inland tank barges at June 30, 2003, with a total capacity of
16.3 million barrels. The segment also operated an average of 237 inland towboats during the 2004 second quarter and 234 inland towboats during the first six months of 2004. This compared with an average of 226 inland towboats operated during the second quarter of 2003 and 228 during the first six months of 2003. The marine transportation segment is also the managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The partnership is accounted for under the equity method of accounting.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         The following table sets forth the Company's marine transportation segment's revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2004 compared with the three months and six months ended June 30, 2003 (dollars in thousands):

                                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                          JUNE 30,                               JUNE 30,
                                                 -------------------------       %      -------------------------        %
                                                     2004          2003        CHANGE       2004          2003         CHANGE
                                                 -----------  ------------     -------  -----------  ------------      ------
 Marine transportation revenues                   $  149,065   $  137,156         9%     $  284,558    $ 262,221         9%
                                                 -----------  ------------     -------  -----------  ------------      ------

 Costs and expenses:
    Costs of sales and operating
      expenses                                       92,081       85,050          8         179,047      168,221         6
    Selling, general and administrative              15,228       14,837          3          30,732       28,620         7
     Taxes, other than on income                      4,049        3,342         21           7,182        6,244        15
     Depreciation and other amortization             12,846       12,145          6          25,862       23,650         9
                                                 -----------  ------------     -------  -----------  ------------      ------
                                                    124,204      115,374          8         242,823      226,735         7
                                                 -----------  ------------     -------  -----------  ------------      ------
            Operating income                      $   24,861   $  21,782         14%     $   41,735    $  35,486        18%
                                                 ===========  ============     =======  ===========  ============      ======

            Operating margins                         16.7%        15.9%                     14.7%       13.5%

MARINE TRANSPORTATION REVENUES

         Revenues for the 2004 second quarter increased 9% compared with the 2003 second quarter, reflecting stronger petrochemical and black oil products volumes, modest contract rate increases, and fuel, labor and consumer price index escalators effective January 1, 2004 on numerous multi-year contracts. Revenues for the 2004 first six months also increased 9% compared with the first six months of 2003, reflecting the reasons noted above, as well as reflecting the full 2004 first quarter impact of the January 15, 2003 purchase of the inland tank barge fleet of SeaRiver.

         Petrochemical volumes transported during the 2004 second quarter and first six months remained strong, primarily due to the improvement in the United States and global economies. Black oil volumes during the 2004 second quarter and first six months were higher than the comparable 2003 periods, reflecting increased refinery production generating demand for waterborne transportation of heavier residual oil by-products. With the high price of crude oil, the refining industries objective is to recapture as much value from each barrel of crude oil as possible. Refined products volumes transported into the Midwest during the 2004 second quarter and first six months were generally at normal seasonal levels. Liquid fertilizer volumes, seasonally weak during the 2004 first quarter, were unseasonally weak during the 2004 second quarter, caused primarily by high Midwest inventory levels and product prices.

         During the 2004 second quarter and first six months, approximately 70% of marine transportation revenues were under term contracts and 30% were spot market revenues. Contract rate renewals reflected the continuation of modest increases during the second quarter and first six months of

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

2004, primarily the result of increased volumes industry wide and overall higher utilization of tank barges. Effective January 1, 2004, escalators for labor, consumer price index and fuel on numerous multi-year contracts did result in a rate increase for those contracts of approximately 2%. Spot market rates during the 2004 second quarter and first six months were generally higher for most product lines and above contract rates, with black oil and petrochemical Gulf Intracoastal Waterway volumes reflecting the largest spot market increases.

MARINE TRANSPORTATION COSTS AND EXPENSES

         Costs of sales and operating expenses for the 2004 second quarter and first six months were 8% and 6% higher, respectively, than the comparable periods of 2003, reflecting wage increases and related expenses effective January 1, 2004, as well as additional operating expenses associated with the increased volumes transported. During the 2004 second quarter, the segment operated an average of 237 inland towboats compared with an average of 226 operated during the 2003 second quarter. For the 2004 first six months, the segment operated an average of 234 inland towboats compared with an average of 228 during the 2003 first six months. The number of towboats operated is adjusted daily, depending on the amount of volumes transported, weather conditions and voyage times. The segment consumed 14.7 million gallons of diesel fuel during the 2004 second quarter compared with 14.5 million during the 2003 second quarter. For the 2004 first six months, the segment consumed
28.2 million gallons of diesel fuel compared with 27.4 million during the 2003 first six months. The increase for both comparable periods primarily reflected the improved business levels.

         Selling, general and administrative expenses for the 2004 second quarter increased 3% compared with the 2003 second quarter, and increased 7% in the 2004 first six months compared with the first six months of 2003. The increases for both comparable periods reflect salary increases and related expenses effective January 1, 2004, higher incentive compensation accruals, higher medical costs and increased professional and legal fees.

         Taxes, other than on income, for the 2004 second quarter and first six months increased 21% and 15%, respectively, compared with the corresponding periods of 2003, primarily reflecting increased waterway use taxes from increased business activity levels and higher property taxes on new and existing inland tank barges and towboats.

         Depreciation and other amortization expenses for the 2004 second quarter and first six months increased 6% and 9%, respectively, compared with the corresponding 2003 periods. The increases reflected depreciation on new tank barge additions and capital expenditures in the 2004 first half and during the 2003 year.

MARINE TRANSPORTATION OPERATING INCOME AND OPERATING MARGINS

         Marine transportation operating income for the 2004 second quarter increased 14% compared with the second quarter of 2003. For the first six months of 2004, the operating income for the segment increased 18% compared with the first six months of 2003. The 2004 second quarter operating margin

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES increased to 16.7% compared with 15.9% for the 2003 second quarter. The operating margin for the first six months of 2004 was 14.7% compared with 13.5% for the first six months of 2003.

         The higher operating margins for both 2004 periods over the comparable 2003 periods reflected the improved marine transportation volumes, the January 1, 2004 fuel, labor and consumer price index escalators on numerous multi-year contracts and the renewal of contracts with rate increases in the 2% to 4% range during the first six months of 2004.

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

         The following table sets forth the Company's diesel engine services segment's revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2004 compared with the three months and six months ended June 30, 2003 (dollars in thousands):

                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        JUNE 30,               %              JUNE 30,              %
                                                 -----------------------               ----------------------
                                                     2004         2003      CHANGE         2004        2003      CHANGE
                                                 ----------   ----------  --------     ----------  ----------  --------
Diesel engine services revenues                  $  21,811    $   21,583       1%      $  43,633   $   44,718      (2)%
                                                  ---------    ---------    ----        --------    ---------     ----

Costs and expenses:
   Costs of sales and operating
     expenses                                       16,233        16,076       1          32,167       33,705      (5)
   Selling, general and administrative               3,017         2,994       1           6,051        5,748       5
   Taxes, other than on income                          91            77      18             173          160       8
   Depreciation and other amortization                 286           264       8             619          516      20
                                                  ---------    ---------    ----        --------    ---------     ----
                                                    19,627        19,411       1          39,010       40,129      (3)
                                                  ---------    ---------    ----        --------    ---------     ----
                  Operating income               $   2,184    $    2,172       1%      $   4,623   $    4,589       1%
                                                  ========      ========    ====        ========    =========     ====

                  Operating margins                 10.0%         10.1%                    10.6%        10.3%


DIESEL ENGINE SERVICES REVENUES

         Revenues for the 2004 second quarter increased 1% compared with the 2003 second quarter. For the 2003 first half, revenues decreased 2% when compared with the corresponding period of 2003. During both 2004 periods, the segment was positively impacted by an improved Midwest dry cargo market, the April 2004 purchase of the diesel engine services operations of Walker, and an improved railroad market, which benefited from several large orders from passenger railroad customers during the

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

2004 second quarter. The Gulf Coast offshore oil service market remained weak, as well as the power generation market. The East Coast marine market, weak in the 2004 first quarter, did reflect signs of improvement during the 2004 second quarter. The West Coast marine market, strong in the 2004 first quarter, slowed in the 2004 second quarter from the deferral by several customers of overhaul projects and direct parts orders.

 DIESEL ENGINE SERVICES COSTS AND EXPENSES

         Costs and expenses for the 2004 second quarter increased 1% compared with the 2003 second quarter, while costs and expenses for the 2004 first half decreased 3% compared with the corresponding 2003 period. The 2004 second quarter costs and expenses reflected the April 2004 acquisition of Walker. Cost of sales and operating expenses increased 1% for the 2004 second quarter and decreased 5% for the 2004 first six months, reflecting the Walker acquisition, and lower revenue for the first quarter of 2004. Selling, general and administrative expenses were higher for both 2004 periods versus 2003 primarily due to increases in salaries and related expenses and higher employee medical costs.

DIESEL ENGINE SERVICES OPERATING INCOME AND OPERATING MARGINS

         Operating income for the diesel engine services segment for the 2004 second quarter and first six months increased 1% compared with the corresponding periods of 2003. The 2004 second quarter operating margin decreased slightly to 10.0% compared with 10.1% for the 2003 second quarter, while the operating margin for the 2004 first six months improved to 10.6% compared with 10.3% for the 2003 first six months.

GENERAL CORPORATE EXPENSES

         General corporate expenses for the 2004 second quarter totaled $1,780,000, or 19% higher than the second quarter of 2003. For the first six months of 2004, general corporate expenses were $3,719,000, a 19% increase compared with the 2003 first six months. The increases for both comparable periods reflected increases in salaries and related expenses effective January 1, 2004, higher employee incentive compensation accruals, higher employee medical costs, increased legal and professional fees, including the costs of evaluating and implementing new accounting, disclosure and other governmental regulations.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


OTHER INCOME AND EXPENSES

         The following table sets forth the loss on disposition of assets, equity in earnings of marine affiliates, other expense and interest expense for the three months and six months ended June 30, 2004 compared with the three months and six months ended June 30, 2003 (dollars in thousands):

                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                       JUNE 30,                              JUNE 30,
                                               -------------------------     %         ---------------------      %
                                                   2004          2003     CHANGE         2004         2003     CHANGE
                                               ----------    -----------  -------      ---------   ---------   ------
 Loss on disposition of assets                 $    (196)    $    (126)     56 %       $  (198)    $   (133)    49 %
 Equity in earnings of marine
    affiliates                                 $     494     $     751     (34)%       $ 1,316     $  1,187     11 %
 Other expense                                 $     (51)    $    (199)    (74)%       $  (322)    $   (602)   (47)%
 Interest expense                              $  (3,290)    $  (3,867)    (15)%       $(6,664)    $ (7,321)    (9)%

EQUITY IN EARNINGS OF MARINE AFFILIATES

         Equity in earnings of marine affiliates, consisting primarily of a 35% owned offshore marine partnership, decreased 34% for the 2004 second quarter compared with the 2003 second quarter. For the first six months of 2004, equity in earnings of marine affiliates increased 11% compared with the 2003 first six months. The lower results for the 2004 second quarter reflected fewer working days, the result of major shipyard repairs for two of the four partnership barge and tugboat units during the quarter. The favorable results for the 2004 first six months included the annual settlement of demurrage charges with a major customer.

INTEREST EXPENSE

         Interest expense for the 2004 second quarter decreased 15% compared with the 2003 second quarter. For the 2004 first six months, interest expense decreased 9% compared with the 2003 first six months. The decrease for both comparable periods primarily reflected lower average debt. The average debt and average interest rate for the second quarter of 2004 and 2003, including the effect of interest rate swaps, were $257,679,000 and 5.1%, and $293,814,000 and 5.3%, respectively. For the first six months of 2004 and 2003, the average debt and average interest rate, including the effect of interest rate swaps, were $257,149,000 and 5.2%, and $292,408,000 and 5.1%, respectively.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

BALANCE SHEET

         Total assets as of June 30, 2004 were $891,805,000, a 4% increase compared with $854,961,000 as of December 31, 2003. The following table sets forth the significant components of the balance sheet as of June 30, 2004 compared with December 31, 2003 (dollars in thousands):

                                                          JUNE 30,         DECEMBER 31,
                                                            2004               2003        % CHANGE
                                                       -------------    ----------------  -----------
 Assets:
    Current assets                                     $     135,787      $      131,779         3 %
    Property and equipment, net                              564,287             536,512         5
    Investment in marine affiliates                           13,469               9,162        47
    Goodwill, net                                            160,641             156,726         2
    Other assets                                              17,621              20,782       (15)
                                                         -----------         -----------      ----
                                                       $     891,805      $      854,961         4 %
                                                         ===========         ===========      ====
 Liabilities and stockholders' equity:
    Current liabilities                                $     105,119      $       98,868         6 %
    Long-term debt - less current portion                    250,039             255,040        (2)
    Deferred income taxes                                    114,420             106,134         8
    Minority interest and other
      long-term liabilities                                   19,605              22,787       (14)
    Stockholders' equity                                     402,622             372,132         8
                                                         -----------         -----------      ----
                                                       $     891,805      $      854,961         4 %
                                                         ===========         ===========      ====

         Current assets as of June 30, 2004 increased 3% compared with December 31, 2003. Cash and cash equivalents as of June 30, 2004 increased $10,270,000 compared with December 31, 2003. During the 2004 second quarter, the Company repaid all outstanding balances under its bank credit facilities. As of June 30, 2004, the Company had invested cash of $13,300,000. Trade accounts receivable increased 6%, reflecting the improved marine transportation volumes and resulting higher revenues in the 2004 first half. Other accounts receivable decreased 65%, reflecting a reduction in a receivable from the IRS of approximately $12,500,000. Inventory - finished goods increased 17%, with $1,573,000 of the Walker acquisition in April 2004 being the purchase of inventory, and the purchase of additional inventory in January 2004 to take advantage of a February 1, 2004 price increase by a major inventory supplier. Prepaid expenses and other assets decreased 17% from the sale of certain assets held for sale and the amortization of insurance premiums.

         Property and equipment, net of accumulated amortization, at June 30, 2004 increased 5% compared with December 31, 2003. The increase reflected $56,060,000 of capital expenditures, more fully described under Capital Expenditures below, $1,110,000 for the purchase of two pre-owned ammonia tank barges and $278,000 of property with the Walker acquisition, less $27,178,000 of depreciation expense and property disposals of $2,495,000 for the first six months of 2004.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         Investment in marine affiliates as of June 30, 2004 increased 47% compared with December 31, 2003. The increase reflected the purchase of a one-third interest in Osprey in April 2004, equity in earnings of marine affiliates of $1,316,000, less $1,230,000 of distributions received during the first six months of 2004.

         Goodwill - net as of June 30, 2004 increased 2% compared with December 31, 2003, reflecting Walker acquisition goodwill.

         Current liabilities as of June 30, 2004 increased 6% compared with December 31, 2003. The increase was primarily due to a 21% increase in accounts payable, principally from the increase in activity levels of the marine transportation segment during the first six months of 2004. The increase was partially offset by a 8% reduction in accrued liabilities from the payment of employee incentive compensation earned during the 2003 year and the payment of property taxes accrued during the 2003 year.

         Long-term debt, less current portion, as of June 30, 2004 decreased 2% compared with December 31, 2003. The reduction primarily reflected the paydown of long-term debt using the Company's 2004 first six months net cash provided by operating activities of $75,300,000, proceeds from the disposition of assets totaling $2,298,000 and $3,956,000 of proceeds from the exercise of employee and nonemployee director stock options. Borrowings totaling $56,060,000 were used for the 2004 first six months capital expenditures and business and equipment acquisitions of $9,785,000.

         Deferred income taxes as of June 30, 2004 increased 8% compared with December 31, 2003, primarily due to bonus tax depreciation on qualifying marine transportation capital expenditures under federal legislation enacted in 2002 and 2003.

         Minority interest and other long-term liabilities as of June 30, 2004 decreased 14% compared with December 31, 2003, primarily due to the recording of a $3,545,000 decrease in the fair value of the interest rate swap agreements for the 2004 first six months, more fully described under Long-Term Financing below.

         Stockholders' equity as of June 30, 2004 increased 8% compared with December 31, 2003. The increase was primarily the result of recording $22,798,000 of net earnings for the first six months of 2004, a $3,870,000 decrease in treasury stock, an increase of $2,684,000 in additional paid-in capital, an increase in accumulated other comprehensive income of $2,727,000 and the recording of $1,589,000 of net deferred compensation related to restricted stock options. The decrease in treasury stock and increase in additional paid-in capital were attributable to the exercise of employee and nonemployee director stock options and the issuance of restricted stock. The increase in accumulated other comprehensive income resulted from the net changes in fair value of interest rate swap agreements, net of taxes, more fully described under Long-Term Financing below.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


 LONG-TERM FINANCING

         The Company has a $150,000,000 unsecured revolving credit facility ("Revolving Credit Facility") with a syndicate of banks, with JP Morgan Chase Bank as the agent bank, and with a maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in bank commitments from $150,000,000 up to a maximum of $225,000,000 without further amendments to the Revolving Credit Facility. As of June 30, 2004, the Company had no borrowings outstanding under the Revolving Credit Facility and had outstanding letters of credit totaling $11,000. The Company was in compliance with all Revolving Credit Facility covenants as of June 30, 2004.

         The Company has $250,000,000 of floating rate senior notes ("Senior Notes") due February 28, 2013. The notes are currently callable at par without penalty and no principal payments are required until maturity in 2013. As of June 30, 2004, $250,000,000 was outstanding under the Senior Notes. The Company was in compliance with all Senior Notes covenants as of June 30, 2004.

         The Company has an uncommitted $10,000,000 line of credit ("Credit Line") with Bank of America, N.A. for short-term liquidity needs and letters of credit. The Credit Line matures on November 3, 2004. As of June 30, 2004, the Company had no borrowings outstanding under the Credit Line and had outstanding letters of credit totaling $506,000.

         The Company has an uncommitted $5,000,000 revolving credit note ("Credit Note") with BNP Paribus ("BNP") for short-term liquidity needs. The Company did not have any borrowing outstanding under the Credit Note as of June 30, 2004.

         The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate notes with a maturity of nine months or longer. As of June 30, 2004, $121,000,000 was available under the shelf registration, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, and to fund working capital requirements. As of June 30, 2004, there were no outstanding debt securities under the shelf registration.

         From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and Senior Notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of June 30, 2004, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate Senior Notes as follows (dollars in thousands):

  NOTIONAL                                                                FIXED
  AMOUNT             TRADE DATE       EFFECTIVE DATE   TERMINATION DATE  PAY RATE       RECEIVE RATE
------------     ------------------   -------------- ------------------  --------    ------------------
$   100,000        February 2001       March 2001       March 2006        5.64%         One-month LIBOR
$   100,000       September 2003       March 2006      February 2013      5.45%        Three-month LIBOR
$    50,000         April 2004         April 2004        May 2009         4.00%        Three-month LIBOR

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

         On April 29, 2004, the Company extended a hedge on part of its exposure to fluctuations in short-term interest rates by entering into a five-year interest rate swap agreement with a notional amount of $50,000,000 to replace a $50,000,000 swap that expired in April 2004. Under the agreement, the Company will pay a fixed rate of 4.00% for five years and will receive floating rate interest payments based on LIBOR for United States dollar deposits. The interest rate swap was designated as a cash flow hedge for the Company's Senior Notes.

         Interest rate swaps hedge a majority of the Company's long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2004 second quarter and first six months. The total fair value of the interest rate swap agreements was recorded as an other long-term liability of $4,465,000 at June 30, 2004. The Company has recorded in interest expense, losses related to the interest rate swap agreements of $1,530,000 and $1,650,000 for the three months ended June 30, 2004 and 2003, respectively and $3,194,000 and $3,125,000 for the six months ended June 30, 2004 and 2003, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $3,066,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of June 30, 2004 based on quoted market values of the Company's portfolio of derivative instruments.

 CAPITAL EXPENDITURES

         Capital expenditures for the 2004 first six months totaled $56,060,000, of which $23,623,000 was for construction of new tank barges, and $32,437,000 was primarily for upgrading of the existing marine transportation fleet.

         In February 2002, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Five of the tank barges were delivered in 2003 and the sixth tank barge was delivered in February 2004. The total purchase price of the six barges was approximately $9,500,000, of which $780,000 was expended in 2002, $8,612,000 in 2003 and the balance in the 2004 first quarter. Financing of the construction of the six barges was through operating cash flows and available credit under the Company's Revolving Credit Facility.

         In October 2002, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemical and refined petroleum products. Two of the six barges were delivered in the 2004 second quarter, two are anticipated in the third quarter and two in the fourth quarter. The total purchase price of the six barges is approximately $8,900,000, of which $1,111,000 was expended in 2003 and $4,764,000 was expended in the 2004 first six months.

         In May 2003, the Company entered into a contract for the construction of 16 double hull, 30,000 barrel capacity, inland tank barges with four for use in the transportation of petrochemical and refined petroleum products and 12 for use in the transportation of black oil products. Six of the 16 barges were delivered in 2003, one in the 2004 first quarter and nine in the 2004 second quarter. The total purchase

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES price of the 16 barges was approximately $29,000,000, of which $10,806,000 was expended in 2003 and $17,590,000 was expended in the 2004 first six months.

         In October 2003, the Company entered into a contract for the construction of nine double hull, 30,000 barrel capacity, inland tank barges, five for use in the transportation of petrochemicals and refined petroleum products and four for use in the transportation of black oil products. Two barges are anticipated to be delivered in the 2004 third quarter and seven in the 2004 fourth quarter. The total purchase price of the nine barges is approximately $16,000,000, of which $1,188,000 was expended in 2004 first six months.

         In June 2004, the Company entered into a contract for the construction of 11 double hull, 30,000-barrel capacity, inland tank barges. Four of the tank barges will be for use in the transportation of petrochemical and refined petroleum products and seven for use in the transportation of black oil products. Delivery of the 11 barges is scheduled for January through May 2005. The total purchase price of the 11 barges is approximately $23,600,000, subject to adjustment based on steel prices and any scrap surcharges that apply at the time the steel is shipped.

         A number of tank barges in the combined black oil fleet of the Company and Coastal Towing, Inc. ("Coastal") are scheduled to be retired and replaced with new tank barges. Under the Company's barge management agreement with Coastal, Coastal has the right to maintain its same capacity share of the combined fleet by building replacement barges as older barges are retired. Coastal has elected not to exercise its right to purchase its share of the black oil barges the Company is currently building to replace the Coastal equipment.

         Funding for future capital expenditures and new tank barge construction is expected to be provided through operating cash flows and available credit under the Company's Revolving Credit Facility.

 TREASURY STOCK PURCHASES

         During the 2004 first six months, the Company did not purchase any treasury stock. As of August 5, 2004, the Company had 1,210,000 shares available under its common stock repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company's Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES


LIQUIDITY

         The Company generated net cash provided by operating activities of $75,300,000 during the six months ended June 30, 2004, 66% higher than the $45,290,000 generated during the six months ended June 30, 2003. The 2004 first six months were positively influenced by favorable cash flow from working capital of $17,381,000 compared with unfavorable cash flow from working capital of $1,607,000 for the 2003 first six months.

         The Company accounts for its ownership in its four marine partnerships under the equity method of accounting, recognizing cash flow upon the receipt or distribution of cash from the partnerships and joint ventures. For the six months ended June 30, 2004 and 2003, the Company received net cash totaling $1,230,000 and $2,141,000, respectively, from the partnerships and joint ventures.

         Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings associated with each of the above and other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of August 5, 2004, $149,989,000 under its Revolving Credit Facility and $121,000,000 under its shelf registration program, subject to mutual agreement on terms. As of August 5, 2004, the Company had $9,494,000 available under its Credit Line and $5,000,000 under the Credit Note.

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

         The Company has a 50% interest in a joint venture bulk liquid terminal business that has a $4,197,000 term loan outstanding at June 30, 2004. The loan is non-recourse to the Company and the Company has no guarantee obligation. The Company uses the equity method of accounting to reflect its investment in the joint venture.

         The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations incurred in the ordinary course of business. The aggregate notional value of these instruments is $1,789,000 at June 30, 2004, including $869,000 in letters of credit and $920,000 in performance bonds, of which $683,000 of these financial instruments relates to contingent legal obligations, which are covered by the Company's liability insurance program in the event the obligations

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES are incurred. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

         From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and Senior Notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent to the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of June 30, 2004, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate Senior Notes as follows (dollars in thousands):

  NOTIONAL                                                                FIXED
  AMOUNT             TRADE DATE       EFFECTIVE DATE   TERMINATION DATE  PAY RATE       RECEIVE RATE
------------     ------------------   -------------- ------------------  --------    ------------------
$   100,000        February 2001       March 2001       March 2006        5.64%         One-month LIBOR
$   100,000       September 2003       March 2006      February 2013      5.45%        Three-month LIBOR
$    50,000         April 2004         April 2004        May 2009         4.00%        Three-month LIBOR

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

         These interest rate swaps hedge a majority of the Company's long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2004 second quarter and first six months. The total fair value of the interest rate swap agreements was recorded as an other long-term liability of $4,465,000 at June 30, 2004. The Company has recorded in interest expense, losses related to the interest rate swap agreements of $1,530,000 and $1,650,000 for the three months ended June 30, 2004 and 2003,

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES respectively and $3,194,000 and $3,125,000 for the six months ended June 30, 2004 and 2003, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $3,066,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of June 30, 2004 based on quoted market values of the Company's portfolio of derivative instruments.

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

(b)      Reports on Form 8-K:
         The Company's report on Form 8-K dated April 28, 2004 stated that the Company issued a press release announcing the Company's 2004 first quarter results of operations.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KIRBY CORPORATION
                                   (Registrant)

                                   By:            /s/ NORMAN W. NOLEN
                                        ---------------------------------------
                                                    Norman W. Nolen
                                          Executive Vice President, Treasurer
                                              and Chief Financial Officer
Dated:   August 5, 2004