Form 10-Q
period 2004-09-30
KIRBY CORP
filed 2004-11-08
CIK 56047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarter ended September 30, 2004

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

                                Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.10 par value per share, on November 8, 2004 was 24,807,000.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                       SEPTEMBER 30,  DECEMBER 31,
                                                           2004          2003
                                                       ------------   -----------
                                                            ($ IN THOUSANDS)
Current assets:
     Cash and cash equivalents                           $ 19,775      $  4,064
     Accounts receivable:
       Trade - less allowance for doubtful accounts        89,551        80,585
       Other                                                6,897        17,347
     Inventory - finished goods                            16,604        13,991
     Prepaid expenses and other current assets             15,736        13,173
     Deferred income taxes                                  2,604         2,619
                                                         --------      --------

         Total current assets                             151,167       131,779
                                                         --------      --------

Property and equipment                                    963,116       890,923
     Less accumulated depreciation                        392,992       354,411
                                                         --------      --------

                                                          570,124       536,512
                                                         --------      --------

Investment in marine affiliates                            11,927         9,162
Goodwill - net                                            160,641       156,726
Other assets                                               14,872        20,782
                                                         --------      --------

                                                         $908,731      $854,961
                                                         ========      ========

            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                   2004            2003
                                                                ------------    -----------
                                                                     ($ IN THOUSANDS)
Current liabilities:
    Current portion of long-term debt                            $   1,359       $     225
    Income taxes payable                                               722             897
    Accounts payable                                                41,041          41,577
    Accrued liabilities                                             52,862          50,725
    Deferred revenues                                                5,251           5,444
                                                                 ---------       ---------

           Total current liabilities                               101,235          98,868
                                                                 ---------       ---------

Long-term debt - less current portion                              250,038         255,040
Deferred income taxes                                              117,515         106,134
Minority interests                                                   2,791           2,933
Other long-term liabilities                                         22,518          19,854
                                                                 ---------       ---------

                                                                   392,862         383,961
                                                                 ---------       ---------

Contingencies and commitments                                           --              --

Stockholders' equity:
    Preferred stock, $1.00 par value per share. Authorized
       20,000,000 shares                                                --              --
    Common stock, $.10 par value per share. Authorized
       60,000,000 shares, issued 30,907,000 shares                   3,091           3,091
    Additional paid-in capital                                     182,776         178,720
    Accumulated other comprehensive income                          (6,543)         (5,950)
    Deferred compensation                                           (2,432)         (1,003)
    Retained earnings                                              346,623         310,575
                                                                 ---------       ---------
                                                                   523,515         485,433
    Less cost of 6,265,000 shares in treasury (6,590,000 at
       December 31, 2003)                                          108,881         113,301
                                                                 ---------       ---------

                                                                   414,634         372,132
                                                                 ---------       ---------

                                                                 $ 908,731       $ 854,961
                                                                 =========       =========

            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                    -------------------------       -------------------------
                                                      2004            2003            2004            2003
                                                    ---------       ---------       ---------       ---------
                                                           ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
    Marine transportation                           $ 153,114       $ 134,396       $ 437,672       $ 396,617
    Diesel engine services                             20,275          20,111          63,908          64,829
                                                    ---------       ---------       ---------       ---------

                                                      173,389         154,507         501,580         461,446
                                                    ---------       ---------       ---------       ---------
Costs and expenses:
    Costs of sales and operating expenses             108,690          98,800         320,008         300,804
    Selling, general and administrative                21,331          18,069          60,775          54,381
    Taxes, other than on income                         3,398           3,385          10,800           9,921
    Depreciation and other amortization                14,015          13,369          41,403          38,495
    Loss (gain) on disposition of assets                   43             (71)            241              62
                                                    ---------       ---------       ---------       ---------

                                                      147,477         133,552         433,227         403,663
                                                    ---------       ---------       ---------       ---------

        Operating income                               25,912          20,955          68,353          57,783
Equity in earnings (loss) of marine affiliates           (782)          1,022             534           2,209
Other expense                                            (415)           (134)           (737)           (736)
Interest expense                                       (3,344)         (3,761)        (10,008)        (11,082)
                                                    ---------       ---------       ---------       ---------

        Earnings before taxes on income                21,371          18,082          58,142          48,174
Provision for taxes on income                          (8,121)         (6,871)        (22,094)        (18,306)
                                                    ---------       ---------       ---------       ---------

        Net earnings                                $  13,250       $  11,211       $  36,048       $  29,868
                                                    =========       =========       =========       =========

Net earnings per share of common stock:
    Basic                                           $     .54       $     .46       $    1.48       $    1.24
                                                    =========       =========       =========       =========
    Diluted                                         $     .53       $     .46       $    1.44       $    1.22
                                                    =========       =========       =========       =========

            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                       ------------------------
                                                                         2004           2003
                                                                       --------       ---------
                                                                           ($ IN THOUSANDS)
Cash flows from operating activities:
  Net earnings                                                         $ 36,048       $  29,868
  Adjustments to reconcile net earnings to net cash provided by operations:
    Depreciation and other amortization                                  41,403          38,495
    Deferred income taxes                                                11,715             986
    Equity in earnings of marine affiliates, net of distributions           705             702
    Other                                                                 1,601           1,617
    Increase in cash flows resulting from changes in operating
     assets and liabilities, net                                          8,036           8,058
                                                                       --------       ---------
      Net cash provided by operating activities                          99,508          79,726
                                                                       --------       ---------

Cash flows from investing activities:
  Capital expenditures                                                  (75,810)        (52,187)
  Acquisitions of businesses and marine equipment                        (9,785)        (37,816)
  Proceeds from disposition of assets                                     2,258           3,622
                                                                       --------       ---------
      Net cash used in investing activities                             (83,337)        (86,381)
                                                                       --------       ---------

Cash flows from financing activities:
  Payments on bank credit facilities, net                                (5,000)       (245,700)
  Proceeds from senior notes                                                 --         250,000
  Payments on long-term debt                                               (168)           (252)
  Proceeds from exercise of stock options                                 5,298           3,388
  Other                                                                    (590)           (464)
                                                                       --------       ---------
      Net cash provided by (used  in) financing activities                 (460)          6,972
                                                                       --------       ---------
      Increase in cash and cash equivalents                              15,711             317

Cash and cash equivalents, beginning of year                              4,064           1,432
                                                                       --------       ---------
Cash and cash equivalents, end of period                               $ 19,775       $   1,749
                                                                       ========       =========
Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                                           $  9,610       $  10,048
    Income taxes                                                       $  6,033       $  15,958
  Noncash investing activity:
    Notes payable issued in acquisition                                $  1,300       $      --
    Disposition of assets for notes receivable                         $     --       $     900

            See accompanying notes to condensed financial statements.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and December 31, 2003, and the results of operations for the three months and nine months ended September 30, 2004 and 2003.

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

      In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 197 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for the Company's financial statements for interim and annual periods ending after December 15, 2002. The Company adopted the recognition provisions of the Interpretation effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of the Interpretation did not have a material effect on the Company's financial position or results of operations. The Company's guarantees as of September 30, 2004 are described in Note 9, Contingencies.

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

      The following table summarizes pro forma net earnings and earnings per share for the three months and nine months ended September 30, 2004 and 2003 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amounts):

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                        ---------------------------       --------------------------
                                                           2004             2003             2004            2003
                                                        ----------       ----------       ----------      ----------
Net earnings, as reported                               $   13,250       $   11,211       $   36,048      $   29,868
Deduct:  Total stock-based employee compen-
   sation expense determined under fair value
   based method for all awards, net of related tax
   effects                                                    (484)            (478)          (1,281)         (1,363)
                                                        ----------       ----------       ----------      ----------
       Pro forma net earnings                           $   12,766       $   10,733       $   34,767      $   28,505
                                                        ==========       ==========       ==========      ==========
Earnings per share:
   Basic - as reported                                  $      .54       $      .46       $     1.48      $     1.24
   Basic - pro forma                                    $      .52       $      .44       $     1.42      $     1.18
   Diluted - as reported                                $      .53       $      .46       $     1.44      $     1.22
   Diluted - pro forma                                  $      .51       $      .44       $     1.39      $     1.17

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

(4) COMPREHENSIVE INCOME

      The Company's total comprehensive income for the three months and nine months ended September 30, 2004 and 2003 was as follows (in thousands):

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                  ----------------------      ----------------------
                                                    2004          2003          2004           2003
                                                  --------       -------      --------       -------
Net earnings                                      $ 13,250       $11,211      $ 36,048       $29,868
Change in fair value of derivative financial
  instruments, net of tax                           (3,320)          125          (593)          328
                                                  --------       -------      --------       -------

         Total comprehensive income               $  9,930       $11,336      $ 35,455       $30,196
                                                  ========       =======      ========       =======

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

      The following table sets forth the Company's revenues and profit (loss) by reportable segment for the three months and nine months ended September 30, 2004 and 2003 and total assets as of September 30, 2004 and December 31, 2003 (in thousands):

                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                 -------------------------       -------------------------
                                   2004            2003            2004            2003
                                 ---------       ---------       ---------       ---------
Revenues:
     Marine transportation       $ 153,114       $ 134,396       $ 437,672       $ 396,617
     Diesel engine services         20,275          20,111          63,908          64,829
                                 ---------       ---------       ---------       ---------
                                 $ 173,389       $ 154,507       $ 501,580       $ 461,446
                                 =========       =========       =========       =========

Segment profit (loss):
     Marine transportation       $  26,069       $  20,828       $  67,804       $  56,314
     Diesel engine services          1,773           1,653           6,396           6,242
     Other                          (6,471)         (4,399)        (16,058)        (14,382)
                                 ---------       ---------       ---------       ---------
                                 $  21,371       $  18,082       $  58,142       $  48,174
                                 =========       =========       =========       =========

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                   2004             2003
                                                                ------------    -----------
Total assets:
     Marine transportation                                       $ 819,446       $ 779,121
     Diesel engine services                                         46,947          40,152
     Other                                                          42,338          35,688
                                                                 ---------       ---------
                                                                 $ 908,731       $ 854,961
                                                                 =========       =========

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

(5) SEGMENT DATA - (CONTINUED)

      The following table presents the details of "Other" segment profit (loss) for the three months and nine months ended September 30, 2004 and 2003 (in thousands):

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                    ----------------------       -----------------------
                                                     2004           2003           2004           2003
                                                    -------       --------       --------       --------
General corporate expenses                          $(1,887)      $ (1,597)      $ (5,606)      $ (4,711)
Gain (loss) on disposition of assets                    (43)            71           (241)           (62)
Interest expense                                     (3,344)        (3,761)       (10,008)       (11,082)
Equity in earnings (loss) of marine affiliates         (782)         1,022            534          2,209
Other expense                                          (415)          (134)          (737)          (736)
                                                    -------       --------       --------       --------
                                                    $(6,471)      $ (4,399)      $(16,058)      $(14,382)
                                                    =======       ========       ========       ========

      The following table presents the details of "Other" total assets as of September 30, 2004 and December 31, 2003 (in thousands):

                                  SEPTEMBER 30, DECEMBER 31,
                                      2004         2003
                                  ------------  -----------
General corporate assets             $30,411      $26,526
Investment in marine affiliates       11,927        9,162
                                     -------      -------
                                     $42,338      $35,688
                                     =======      =======

(6) TAXES ON INCOME

      Earnings before taxes on income and details of the provision for taxes on income for the three months and nine months ended September 30, 2004 and 2003 were as follows (in thousands):

                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                     --------------------      --------------------
                                                      2004         2003         2004         2003
                                                     -------      -------      -------      -------
Earnings before taxes on income - United States      $21,371      $18,082      $58,142      $48,174
                                                     =======      =======      =======      =======

Provision for taxes on income:
       Current                                       $ 2,994      $ 6,343      $ 9,521      $16,617
       Deferred                                        4,354           55       10,480          361
       State and local                                   773          473        2,093        1,328
                                                     -------      -------      -------      -------
                                                     $ 8,121      $ 6,871      $22,094      $18,306
                                                     =======      =======      =======      =======

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

(7) EARNINGS PER SHARE OF COMMON STOCK

      The following table presents the components of basic and diluted earnings per share of common stock for the three months and nine months ended September 30, 2004 and 2003 (in thousands, except per share amounts):

                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                     --------------------      --------------------
                                                      2004         2003         2004         2003
                                                     -------      -------      -------      -------
Net earnings                                         $13,250      $11,211      $36,048      $29,868
                                                     =======      =======      =======      =======

Shares outstanding:
     Weighted average common stock outstanding        24,507       24,166       24,435       24,112
Effect of dilutive securities:
     Employee and director common stock options          683          379          631          317
                                                     -------      -------      -------      -------
                                                      25,190       24,545       25,066       24,429
                                                     =======      =======      =======      =======

Basic earnings per share of common stock             $   .54      $   .46      $  1.48      $  1.24
                                                     =======      =======      =======      =======
Diluted earnings per share of common stock           $   .53      $   .46      $  1.44      $  1.22
                                                     =======      =======      =======      =======

      Certain outstanding options to purchase approximately 32,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2003 as such stock options would have been antidilutive. No options were excluded in the computation of diluted earnings per share as of September 30, 2004.

(8) RETIREMENT PLANS

      The Company sponsors a defined benefit plan for vessel personnel. The plan benefits are based on an employee's years of service and compensation. The plan assets primarily consist of fixed income securities and corporate stocks.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

(8) RETIREMENT PLANS - (CONTINUED)

      The following table presents the components of net periodic benefit cost of the defined benefit plan for the three months and nine months ended September 30, 2004 and 2003 (in thousands):

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                             ---------------------       ---------------------
                                              2004          2003          2004          2003
                                             -------       -------       -------       -------
Net periodic benefit cost
     Service cost                            $ 1,255       $   695       $ 3,082       $ 2,234
     Interest cost                             1,248           991         3,549         3,187
     Expected return on assets                (1,455)       (1,141)       (4,368)       (3,669)
     Amortization of prior service cost          (22)          (21)          (66)          (67)
     Amortization of actuarial loss              721           404         1,708         1,300
     Less partnerships' allocation               (54)          (23)         (124)          (99)
                                             -------       -------       -------       -------
         Net periodic benefit cost           $ 1,693       $   905       $ 3,781       $ 2,886
                                             =======       =======       =======       =======

      The Company's pension plan funding strategy is to contribute an amount equal to the greater of the minimum required contribution under ERISA and the amount necessary to fully fund the plan on an Accumulated Benefit Obligation ("ABO") basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets' returns are subject to various risks, including market and interest rate risk, making the prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to contribute $6,000,000 to $10,000,000 to its pension plan in November 2004 to fund its pension plan obligations. As of September 30, 2004, no 2004 year contributions have been made.

      The Company sponsors an unfunded defined benefit health care plan that provides limited postretirement medical benefits to employees who meet minimum age and service requirements, and to eligible dependents. The plan is contributory, with retiree contributions adjusted annually.

      The following table presents the components of net periodic benefit cost of the unfunded defined benefit healthcare plan for the three months and nine months ended September 30, 2004 and 2003 (in thousands):

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER 30,
                                             -----------------        ---------------------
                                             2004         2003        2004        2003
                                             -----        -----       -----       -----
Net periodic benefit cost
     Service cost                            $  46        $ (56)      $ 232       $ 234
     Interest cost                              66          (99)        348         413
     Amortization of prior service cost          9           (7)         29          29
     Amortization of actuarial gain            (81)          14         (91)        (58)
                                             -----        -----       -----       -----
         Net periodic benefit cost           $  40        $(148)      $ 518       $ 618
                                             =====        =====       =====       =====

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

(8) RETIREMENT PLANS - (CONTINUED)

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed December 8, 2003 to make additional benefits, including a plan sponsor prescription drug subsidy, available through Medicare. The Company had previously deferred recognition of the effects of the Act in its financial statements in accordance with FASB Staff Position Nos. 106-1 and 106-2 ("FSPs"), which prescribed accounting under the Act.

      The Company recognized the financial effects as prescribed by the FSPs at the beginning of its third quarter of 2004. The Company and its actuarial advisors determined that certain benefits provided by the Company's health care plan are at least actuarially equivalent to Medicare Part D of the Act. The Company remeasured the effects of the Act on the Accumulated Plan Benefit Obligation as of January 1, 2004. The effect of the Act, including the federal subsidy to which the Company is entitled and changes in expected future plan participation has been estimated as an actuarial gain of $1.3 million. The subsidy will have the effect of reducing net postretirement expense for the period from adoption, July 1, 2004, through December 31, 2004 by $296,000. The components of the decrease in expense were a reduction in service cost of $119,000, a reduction in the interest cost on the benefit obligation of $85,000 and an increase in the amortization of the actuarial gain of $92,000. Approximately $148,000 was recorded in the third quarter of 2004 as a reduction in net postretirement benefit expense because of the Act.

(9) CONTINGENCIES

      The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations incurred in the ordinary course of business. The aggregate notional value of these instruments is $1,758,000 at September 30, 2004, including $838,000 in letters of credit and $920,000 in performance bonds, of which $683,000 of these financial instruments relates to contingent legal obligations which are covered by the Company's liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

      The Company and certain subsidiaries have received a Request For Information ("RFI") from the EPA under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a potential Superfund site, the Gulfco site, located in Freeport, Texas. In prior years, a company unrelated to Gulfco operated at the site and provided tank barge cleaning services to various subsidiaries

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

(9) CONTINGENCIES - (CONTINUED)

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

      For purposes of the Management's Discussion, all earnings per share are "Diluted earnings per share." The weighted average number of common shares applicable to diluted earnings for the third quarter of 2004 and 2003, and for the first nine months of 2004 and 2003 were as follows (in thousands):

                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                   SEPTEMBER 30,           SEPTEMBER 30,
                                ------------------      ------------------
                                 2004        2003        2004        2003
                                ------      ------      ------      ------
Weighted average number of
   common stock-diluted         25,190      24,545      25,066      24,429
                                ======      ======      ======      ======

      The increase in the weighted average number of common shares for both 2004 periods compared with the 2003 periods primarily reflected the exercise of employee and director stock options, as well as additional dilutive shares applicable to stock options plans.

OVERVIEW

      The Company is the nation's largest domestic inland tank barge operator with a fleet as of September 30, 2004 of 888 active tank barges, with a total capacity of 16.4 million barrels, and operated an average of 237 inland towboats during the 2004 third quarter and 235 inland towboats during the 2004 first nine months. The Company uses the inland waterway system of the United States to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. Through its diesel engine services segment, the Company provides after-market services for large medium-speed diesel engines used in marine, power generation and industrial, and rail applications.

      During the 2004 first nine months, approximately 87% of the Company's revenue was generated by its marine transportation segment. The segment's customers include many of the major United States petrochemical and refining companies. Products transported include raw materials for many of the end products used widely by businesses and consumers every day - plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company's business tends to mirror the general performance of the United States economy and the performance of the Company's customer base. The

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES following table shows the products transported by the Company, the revenue distribution for the first nine months of 2004, the uses of these products and the factors that drive the demand for the products the Company transports:

                        END USES OF PRODUCTS TRANSPORTED

                             2004 FIRST
                             NINE MONTHS
                               REVENUE
  PRODUCTS TRANSPORTED      DISTRIBUTION      USES OF PRODUCTS TRANSPORTED                  DRIVERS
------------------------    ------------  -----------------------------------    ------------------------------
Petrochemicals                  70%       Plastics, Fibers, Paper,               Housing, Consumer Goods,
                                          Gasoline Additives                     Autos, Clothing, Vehicle Usages

Black Oil Products              18%       Asphalt, Boiler Fuel, No. 6 Fuel       Road Construction, Feedstock
                                          Oil, Coker Feedstocks, Residual        for Refineries, Fuel for Power
                                          Fuel, Crude Oil, Ship Bunkers          Plants and Ships

Refined Petroleum                9%       Gasoline Blends, No. 2 Oil,            Vehicle Usage, Air Travel,
Products                                  Jet Fuel, Heating Oil                  Weather Conditions

Agricultural                     3%       Liquid Fertilizers, Chemical           Corn, Cotton, Wheat Production
Chemicals                                 Feedstocks

      For the 2004 third quarter, the Company reported net earnings of $13,250,000, or $.53 per share, on revenues of $173,389,000. For the 2004 first nine months, the Company's net earnings were $36,048,000, or $1.44 per share, on revenues of $501,580,000. The results for both 2004 periods reflect the continued improvement in the United States and global economies. The 2004 first nine months results also reflect the full impact of the January 15, 2003 acquisition of the SeaRiver inland marine transportation equipment. The purchase of the SeaRiver fleet, the United States marine transportation affiliate of ExxonMobil, included 48 double hull inland tank barges and seven towboats, and assumption of the leases on 16 double hull inland tank barges.

      The Company's 2004 third quarter marine transportation segment's revenues and operating income increased 14% and 25%, respectively, when compared with the 2003 third quarter. The segment's revenues and operating income for the first nine months of 2004 increased 10% and 20%, respectively, when compared with the corresponding period of 2003. For the 2004 third quarter and first nine months, the Company's petrochemical market remained firm, as contract customers continued to operate their plants at high utilization rates, generating strong volumes. The black oil market for both reporting periods also remained strong, the result of high refinery production and greater volumes of heavier refinery residual oil by-products. The segment's refined petroleum products market experienced typical Gulf Coast to Midwest demand for July and August, with demand slowing in September. The agricultural chemical market remained weak for the first, second and third quarters. Despite low Midwest inventory levels in the 2004 third quarter, the volumes transported remained low, as high prices for fertilizer products curtailed demand.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

      The marine transportation segment was successful in modestly raising rates on contract renewals during the 2004 first nine months, a continuation of a trend that started during the 2003 fourth quarter. In addition, effective January 1, 2004, contract escalators for labor, consumer price index and fuel on numerous multiyear contracts resulted in a rate increase for those contracts of approximately 2%. Spot market rates during the 2004 first nine months were generally higher for most marine transportation markets and above contract rates. Currently, approximately 70% of the Company's marine transportation revenue is under term contracts with the remaining 30% in the spot market. The 70% contract and 30% spot market mix provides the Company with a stable revenue stream with less exposure to day-to-day pricing fluctuations.

      The marine transportation segment's results were negatively impacted by navigational delays. Delay days measures the lost time incurred by a tow (towboat and barge) during transit. The measure includes transit delays caused by weather, lock congestion or closure and other navigational factors. Delay days for the 2004 and 2003 first nine months by quarter were as follows:

                                              %
                    2004       2003        CHANGE
                    -----      -----       ------
First quarter       2,359      2,583         (9)%

Second quarter      1,822      1,268         44%

Third quarter       1,658      1,001         66%

Nine months         5,839      4,852         20%

      The navigational delays for the 2004 first quarter were both weather and lock related, while the 2003 first quarter delays were primarily from the repair of a key lock located on the Gulf Intracoastal Waterway. The 44% increase in navigational delays for the 2004 second quarter over the 2003 second quarter was primarily due to the closure for repair during May of a major lock on the Gulf Intracoastal Waterway. The 66% increase for the 2004 third quarter over the corresponding prior year quarter reflected the delays from Hurricane Ivan and the closure for repair of the McAlpine Lock, both of which are more fully discussed under Marine Transportation Revenue below.

      For the 2004 third quarter, the marine transportation segment's operating margin was 17.0% compared with 15.5% for the 2003 third quarter. For the 2004 first nine months, the segment's margin was 15.5% compared with 14.2% for the 2003 first nine months.

      The Company's diesel engine services segment's 2004 third quarter revenues and operating income increased 1% and 7%, respectively, when compared with the 2003 third quarter. The segment's revenues for the 2004 first nine months decreased 1% and operating income increased 2% when compared with the corresponding period of 2003. The results for both periods reflected the April 2004 acquisition of Walker. The segment's power generation market strengthened in the 2004 third quarter and its rail market was strong for both the 2004 second and third quarters. Continued weakness in the Gulf Coast offshore oil service market and East and West Coast marine markets negatively impacted both the 2004 third quarter and first nine months.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

      The Company continued to generate strong cash flow provided by operating activities during the 2004 third quarter and first nine months. The Company's outstanding debt as of September 30, 2004 was $251,397,000, a reduction of $3,868,000 when compared with $255,265,000 as of December 31, 2003. During the 2004 first nine months, the Company's debt-to-capitalization ratio was reduced from 40.7% as of December 31, 2003 to 37.7% as of September 30, 2004. During the 2004 second quarter, the Company repaid all outstanding balances under its bank credit facilities. As of September 30, 2004, the Company had invested cash of $18,300,000. Also, during the 2004 first nine months, capital expenditures totaled $75,810,000, of which $32,162,000 was for construction of new tank barges, with the remaining $43,648,000 principally for upgrades of the existing marine transportation fleet.

      The Company anticipates that during the fourth quarter of 2004, the United States and global economies will be stable to modestly improving, which may lead to a quarter over quarter increase in petrochemical volumes transported by the Company's marine transportation segment. During the 2004 first nine months, feedstock and energy costs were high and the Company expects such costs to remain high and volatile at least through the 2004 fourth quarter. Continued high feedstock and energy costs could slow down or delay the improvement in petrochemical volumes that the Company has experienced during 2003 and the 2004 first nine months.

      Industry-wide, tank barge capacity declined during 2001 and 2002, and has remained relatively constant in 2003 and during the first nine months of 2004. This smaller industry-wide tank barge capacity supports higher industry utilization and the improved pricing environment.

ACQUISITIONS

      On January 15, 2003, the Company purchased from SeaRiver 45 double hull inland tank barges and seven inland towboats for $32,113,000 in cash, and assumed from SeaRiver the leases of 16 double hull inland tank barges. On February 28, 2003, the Company purchased three double hull inland tank barges leased by SeaRiver from Banc of America Leasing for $3,453,000 in cash. In addition, the Company entered into a contract to provide inland marine transportation services to SeaRiver.

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

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

RESULTS OF OPERATIONS

      The Company reported third quarter 2004 net earnings of $13,250,000, or $.53 per share, on revenues of $173,389,000, compared with third quarter 2003 net earnings of $11,211,000, or $.46 per share, on revenues of $154,507,000. Net earnings for the 2004 first nine months were $36,048,000, or $1.44 per share, on revenues of $501,580,000, compared with net earnings of $29,868,000, or $1.22 per share, on revenues of $461,446,000 for the first nine months of 2003.

      The following table sets forth the Company's marine transportation and diesel engine services revenues for the 2004 third quarter compared with the third quarter of 2003, the first nine months of 2004 compared with the first nine months of 2003 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

                                   THREE MONTHS ENDED                        NINE MONTHS ENDED
                                      SEPTEMBER 30,                             SEPTEMBER 30,
                          -------------------------------------     --------------------------------------
                            2004        %        2003        %        2004        %         2003        %
                          --------     ---     --------     ---     --------     ---      --------     ---
Marine transportation     $153,114      88%    $134,396      87%    $437,672      87%     $396,617      86%
Diesel engine services      20,275      12       20,111      13       63,908      13        64,829      14
                          --------     ---     --------     ---     --------     ---      --------     ---
                          $173,389     100%    $154,507     100%    $501,580     100%     $461,446     100%
                          ========     ===     ========     ===     ========     ===      ========     ===

MARINE TRANSPORTATION

      The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of September 30, 2004, the marine transportation segment operated 888 active inland tank barges, with a total capacity of 16.4 million barrels, compared with 882 active inland tank barges at September 30, 2003, with a total capacity of 16.0 million barrels. The segment also operated an average of 237 inland towboats during the 2004 third quarter and 235 inland towboats during the first nine months of 2004. This compared with an average of 222 inland towboats operated during the third quarter of 2003 and 226 during the first nine months of 2003. The marine transportation segment is also the managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The partnership is accounted for under the equity method of accounting.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

      The following table sets forth the Company's marine transportation segment's revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2004 compared with the three months and nine months ended September 30, 2003 (dollars in thousands):

                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                          ---------------------          %       ---------------------         %
                                            2004         2003          CHANGE      2004         2003         CHANGE
                                          --------     --------        ------    --------     --------       ------
Marine transportation revenues            $153,114     $134,396           14%    $437,672     $396,617          10%
                                          --------     --------        ------    --------     --------       -----
Costs and expenses:
   Costs of sales and operating
     expenses                               93,579       83,492           12      272,626      251,713           8
   Selling, general and administrative      16,887       14,216           19       47,619       42,836          11
   Taxes, other than on income               3,293        3,206            3       10,475        9,450          11
   Depreciation and other amortization      13,286       12,654            5       39,148       36,304           8
                                          --------     --------           --     --------     --------          --
                                           127,045      113,568           12      369,868      340,303           9
                                          --------     --------           --     --------     --------          --
           Operating income               $ 26,069     $ 20,828           25%    $ 67,804     $ 56,314          20%
                                          ========     ========           ==     ========     ========          ==
           Operating margins                  17.0%        15.5%                     15.5%        14.2%

MARINE TRANSPORTATION REVENUES

      Revenues for the 2004 third quarter increased 14% compared with the 2003 third quarter, reflecting stronger petrochemical and black oil products volumes, modest contract rate increases, and fuel, labor and consumer price index escalators effective January 1, 2004 on numerous multi-year contracts. Revenues for the 2004 first nine months increased 10% compared with the first nine months of 2003, reflecting the reasons noted above, as well as reflecting the full 2004 first quarter impact of the January 15, 2003 purchase of the inland tank barge fleet of SeaRiver.

      Petrochemical volumes transported during the 2004 third quarter and first nine months remained strong, due primarily to the improved United States and global economies. In addition, contract customers continued to operate their plants at high utilization rates, generating strong volumes. Black oil volumes during the 2004 third quarter and first nine months were higher than comparable 2003 periods, reflecting increased refinery production generating demand for waterborne transportation of heavier refinery residual oil by-products. Refined products volumes transported into the Midwest from the Gulf Coast during the 2004 third quarter and first nine months were generally at traditional seasonal levels, with demand strong in July and August and slowing in September. The agricultural chemical volumes were weak in the 2004 first, second and third quarters. During the 2004 first and second quarters, high Midwest inventory levels and high product prices caused volumes to be weak. During the third quarter, despite low Midwest inventory levels, volumes transported remained low, as continued high product prices curtailed demand.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

      For approximately two weeks during August 2004, the McAlpine Lock on the Ohio River was closed for major repairs. The lock closure stopped all waterborne traffic on the Ohio River with a destination upriver of Louisville, Kentucky, including Cincinnati and Pittsburgh. The estimated impact of the McAlpine Lock closure was approximately $.01 per share, less than the original estimate of $.02 to $.03 per share, as customers were informed of the closure and volumes were moved in advance of the closure or after the lock was reopened.

      On September 16, 2004, Hurricane Ivan made landfall near Gulf Shores, Alabama. The initial projected path was from New Orleans to the Florida panhandle. In anticipation of Hurricane Ivan, most petrochemical plants and refineries in the projected path closed. Additionally, the Company moved equipment out of the projected path of the storm, creating disruptions of the Company's distribution system and resulting in repositioning costs. Hurricane Ivan's impact on the Company's third quarter results was an estimated $.02 per share, including the impact on the operations of Company's 35% owned offshore partnership with a Florida utility accounted for under the equity method of accounting.

      During the 2004 third quarter and first nine months, approximately 70% of marine transportation revenues were under term contracts and 30% were spot market revenues. Contracts renewed during the third quarter and first nine months of 2004, reflected the continuation of modest 2% to 4% increases, primarily the result of increased volumes industry wide and overall higher utilization of tank barges. Effective January 1, 2004, escalators for labor, consumer price index and fuel on numerous multi-year contracts did result in a rate increase for those contracts of approximately 2%. Spot market rates during the 2004 third quarter and first nine months were 10% to 15% higher for most product lines when compared with the 2003 corresponding periods, and above contract rates.

MARINE TRANSPORTATION COSTS AND EXPENSES

      Costs of sales and operating expenses for the 2004 third quarter and first nine months were 12% and 8% higher, respectively, than the comparable periods of 2003, reflecting wage increases and related expenses effective January 1, 2004, as well as additional operating expenses associated with the increased volumes transported. During the 2004 third quarter, the segment operated an average of 237 inland towboats compared with an average of 222 operated during the 2003 third quarter. For the 2004 first nine months, the segment operated an average of 235 inland towboats compared with an average of 226 during the 2003 first nine months. The number of towboats operated is adjusted daily, depending on the amount of volumes transported, weather conditions and voyage times. The segment consumed 14.3 million gallons of diesel fuel during the 2004 third quarter compared with 14.2 million during the 2003 third quarter. For the 2004 first nine months, the segment consumed 42.5 million gallons of diesel fuel compared with 41.6 million during the 2003 first nine months. The increase for both comparable periods primarily reflected the increased business levels, as well as the costs associated with equipment repositioning caused by Hurricane Ivan, as discussed above.

      For the 2004 third quarter, the average price per gallon of diesel fuel consumed increased to $1.16, up 16% from the 2004 first six months average of $1.00 and 35% higher than the average for the 2003 third quarter. Term contracts contain fuel escalation clauses that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before contracts are

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES adjusted. The Company estimated that the higher fuel prices reduced the Company's 2004 third quarter earnings by an estimated $.01 per share.

      Selling, general and administrative expenses for the 2004 third quarter increased 19% compared with the 2003 third quarter, and increased 11% in the 2004 first nine months compared with the first nine months of 2003. The increases for both comparable periods reflect salary increases and related expenses effective January 1, 2004, higher incentive compensation accruals, higher medical costs and increased professional and legal fees.

      Taxes, other than on income, for the 2004 third quarter and first nine months increased 3% and 11%, respectively, compared with the corresponding periods of 2003, primarily reflecting increased waterway use taxes from increased business activity levels and higher property taxes on new and existing inland tank barges and towboats.

      Depreciation and other amortization expenses for the 2004 third quarter and first nine months increased 5% and 8%, respectively, compared with the corresponding 2003 periods. The increases reflected depreciation on new tank barge additions and capital expenditures in the 2004 first nine months and during the 2003 year.

MARINE TRANSPORTATION OPERATING INCOME AND OPERATING MARGINS

      Marine transportation operating income for the 2004 third quarter increased 25% compared with the third quarter of 2003. For the first nine months of 2004, the operating income for the segment increased 20% compared with the first nine months of 2003. The 2004 third quarter operating margin increased to 17.0% compared with 15.5% for the 2003 third quarter. The operating margin for the first nine months of 2004 improved to 15.5% compared with 14.2% for the first nine months of 2003.

      The higher operating margins for both 2004 periods over the comparable 2003 periods reflected the improved marine transportation volumes, the January 1, 2004 fuel, labor and consumer price index escalators on numerous multi-year contracts, the renewal of contracts with rate increases in the 2% to 4% range during the first nine months of 2004 and 10% to 15% increases in spot market rates.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

DIESEL ENGINE SERVICES

      The Company, through its diesel engine services segment, sells original equipment manufacturers' replacement parts and refurbished or rebuilt parts, provides service mechanics to overhaul and repair large medium-speed diesel engines and reduction gears, and maintains facilities to rebuild component parts or entire large medium-speed diesel engines or entire reduction gears. The segment services the marine, power generation and industrial, and railroad markets.

      The following table sets forth the Company's diesel engine services segment's revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2004 compared with the three months and nine months ended September 30, 2003 (dollars in thousands):

                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                        ------------------   %           ------------------    %
                                          2004      2003   CHANGE         2004       2003    CHANGE
                                        --------   ------- ------        -------   --------  ------
Diesel engine services revenues          $20,275   $20,111    1%         $63,908   $ 64,829    (1)%
                                         -------   -------   --          -------   --------    --

Costs and expenses:
   Costs of sales and operating
     expenses                             15,102    15,246   (1)          47,269     48,951    (3)
   Selling, general and administrative     3,041     2,859    6            9,092      8,607     6
   Taxes, other than on income                95        81   17              268        241    11
   Depreciation and other amortization       264       272   (3)             883        788    12
                                         -------   -------   --          -------   --------    --
                                          18,502    18,458   --           57,512     58,587    (2)
                                         -------   -------   --          -------   --------    --
             Operating income            $ 1,773   $ 1,653    7%         $ 6,396   $  6,242     2%
                                         =======   =======   ==          =======   ========    ==

             Operating margins               8.7%      8.2%                 10.0%       9.6%

DIESEL ENGINE SERVICES REVENUES

      Revenues for the 2004 third quarter compared with the 2003 third quarter and for the 2004 first nine months compared with the corresponding period of 2003 were relatively flat. During both 2004 periods, the segment was positively impacted by the April 2004 purchase of the diesel engine services operations of Walker, and an improved railroad market, which benefited from strong parts sales to all rail markets during the 2004 second and third quarters. In addition, during the 2004 third quarter the power generation market was enhanced with direct parts sales to a major customer. The Gulf Coast offshore oil service market and East Coast and West Coast marine markets remained weak during 2004.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

DIESEL ENGINE SERVICES COSTS AND EXPENSES

      Costs and expenses for the 2004 third quarter were flat when compared with the 2003 third quarter, while costs and expenses for the 2004 first nine months decreased 2% compared with the corresponding 2003 period. Cost of sales and operating expenses decreased 1% for the 2004 third quarter compared with the third quarter of 2003 due to a greater mix of higher margin power generation revenue. For the 2004 first nine months, cost of sales decreased 3% when compared with the corresponding 2003 period, primarily reflecting lower revenue. Selling, general and administrative expenses were higher for both 2004 periods versus 2003 primarily due to increases in salaries and related expenses and higher employee medical costs.

DIESEL ENGINE SERVICES OPERATING INCOME AND OPERATING MARGINS

      Operating income for the diesel engine services segment for the 2004 third quarter increased 7% and first nine months increased 2% compared with the corresponding periods of 2003. The 2004 third quarter operating margin increased to 8.7% compared with 8.2% for the 2003 third quarter, while the operating margin for the 2004 first nine months improved to 10.0% compared with 9.6% for the 2003 first nine months.

GENERAL CORPORATE EXPENSES

      General corporate expenses for the 2004 third quarter totaled $1,887,000, or 18% higher than the third quarter of 2003. For the first nine months of 2004, general corporate expenses were $5,606,000, a 19% increase compared with the 2003 first nine months. The increases for both comparable periods reflected increases in salaries and related expenses effective January 1, 2004, higher employee incentive compensation accruals, higher employee medical costs, and increased legal and professional fees, including the costs of evaluating and implementing new accounting, disclosure and other governmental regulations.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

OTHER INCOME AND EXPENSES

      The following table sets forth the gain (loss) on disposition of assets, equity in earnings (loss) of marine affiliates, other expense and interest expense for the three months and nine months ended September 30, 2004 compared with the three months and nine months ended September 30, 2003 (dollars in thousands):

                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                       ------------------     %       --------------------     %
                                        2004       2003     CHANGE      2004        2003     CHANGE
                                       -------    -------   ------    --------    --------   ------
Gain (loss) on disposition of assets   $   (43)   $    71    (161)%   $   (241)   $    (62)    289%
Equity in earnings (loss) of marine
   affiliates                          $  (782)   $ 1,022    (177)%   $    534    $  2,209     (76)%
Other expense                          $  (415)   $  (134)    210%    $   (737)   $   (736)     --%
Interest expense                       $(3,344)   $(3,761)    (11)%   $(10,008)   $(11,082)    (10)%

EQUITY IN EARNINGS OF MARINE AFFILIATES

      Equity in earnings of marine affiliates decreased 177% for the 2004 third quarter compared with the 2003 third quarter. For the first nine months of 2004, equity in earnings of marine affiliates decreased 76% compared with the 2003 first nine months. In October 2004, the Company sold its 50% interest in a Shreveport, Louisiana liquid products terminal, resulting in a $598,000 pre-tax loss on the sale. The loss was recorded in September and reflected in equity in earnings of marine affiliates. In addition, Hurricanes Ivan, Frances and Jeanne, during August and September, negatively impacted the Company's 35% owned offshore marine partnership, resulting in fewer working days for the four partnership barge and tugboat units during the quarter. The 35% owned offshore marine partnership's first nine months results included the annual settlement of demurrage charges with a major customer.

INTEREST EXPENSE

      Interest expense for the 2004 third quarter decreased 11% compared with the 2003 third quarter. For the 2004 first nine months, interest expense decreased 10% compared with the 2003 first nine months. The decrease for both comparable periods primarily reflected lower average debt. The average debt and average interest rate for the third quarter of 2004 and 2003, including the effect of interest rate swaps, were $251,452,000 and 5.3%, and $282,208,000 and 5.3%, respectively. For the first nine months of 2004 and 2003, the average debt and average interest rate, including the effect of interest rate swaps, were $256,423,000 and 5.3%, and $289,005,000 and 5.1%, respectively.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

BALANCE SHEET

      Total assets as of September 30, 2004 were $908,731,000, a 6% increase compared with $854,961,000 as of December 31, 2003. The following table sets forth the significant components of the balance sheet as of September 30, 2004 compared with December 31, 2003 (dollars in thousands):

                                         SEPTEMBER 30,   DECEMBER 31,
                                             2004          2003         % CHANGE
                                         ------------    -----------    --------
Assets:
   Current assets                          $151,167       $131,779          15%
   Property and equipment, net              570,124        536,512           6
   Investment in marine affiliates           11,927          9,162          30
   Goodwill, net                            160,641        156,726           2
   Other assets                              14,872         20,782         (28)
                                           --------       --------         ---
                                           $908,731       $854,961           6%
                                           ========       ========         ===
Liabilities and stockholders' equity:
   Current liabilities                     $101,235       $ 98,868           2%
   Long-term debt - less current portion    250,038        255,040          (2)
   Deferred income taxes                    117,515        106,134          11
   Minority interest and other
     long-term liabilities                   25,309         22,787          11
   Stockholders' equity                     414,634        372,132          11
                                           --------       --------         ---
                                           $908,731       $854,961           6%
                                           ========       ========         ===

      Current assets as of September 30, 2004 increased 15% compared with December 31, 2003. Cash and cash equivalents as of September 30, 2004 totaled $19,775,000 compared with $4,064,000 at December 31, 2003. During the 2004 second quarter, the Company repaid all outstanding balances under its bank credit facilities. As of September 30, 2004, the Company had invested cash of $18,300,000. Trade accounts receivable increased 11%, reflecting the improved marine transportation volumes and resulting higher revenues in the 2004 first nine months. Other accounts receivable decreased 60%, reflecting a reduction in a receivable from the IRS of approximately $11,700,000. Inventory - finished goods increased 19%. The increase primarily reflected additional inventory needed to support increased Midwest business activity levels due to the Walker acquisition. Prepaid expenses and other current assets increased 19%, reflecting the timing of the payments of insurance premiums and the amortization of such premiums over a twelve month period, and an increase in prepaid fuel inventory due to the higher price of fuel partially offset by the sale of certain assets held for sale during the 2004 first nine months.

      Property and equipment, net of accumulated amortization, at September 30, 2004 increased 6% compared with December 31, 2003. The increase reflected $75,810,000 of capital expenditures, more fully described under Capital Expenditures below, $1,110,000 for the purchase of two pre-owned ammonia tank barges and $278,000 of property with the Walker acquisition, less $41,088,000 of depreciation expense and property disposals of $2,498,000 for the first nine months of 2004.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

      Investment in marine affiliates as of September 30, 2004 increased 30% compared with December 31, 2003. The increase reflected the $4,220,000 purchase of a one-third interest in Osprey in April 2004, equity in earnings of marine affiliates of $534,000, including a loss of $598,000 from the sale of the Company's 50% interest in a liquid products terminal recorded in September 2004, less $1,239,000 of distributions received during the first nine months of 2004.

      Goodwill - net as of September 30, 2004 increased 2% compared with December 31, 2003, reflecting Walker acquisition goodwill.

      Current liabilities as of September 30, 2004 increased 2% compared with December 31, 2003. The increase was attributable to higher casualty loss accruals and higher waterway use taxes from the increased marine transportation business activity levels, partially offset by a decrease in employee compensation accruals from the payment of 2003 incentive bonuses and profit sharing contributions.

      Long-term debt, less current portion, as of September 30, 2004 decreased 2% compared with December 31, 2003. The reduction primarily reflected the reduction of long-term debt using the Company's 2004 first six months net cash provided by operating activities. During the 2004 third quarter, the Company repaid $56,000 of long-term debt and increased its invested cash by $5,000,000 to $18,300,000 as of September 30, 2004.

      Deferred income taxes as of September 30, 2004 increased 11% compared with December 31, 2003, primarily due to bonus tax depreciation on qualifying marine transportation capital expenditures under federal legislation enacted in 2002 and 2003.

      Minority interest and other long-term liabilities as of September 30, 2004 increased 11% compared with December 31, 2003, primarily due to the recording of a $1,563,000 increase in the fair value of the interest rate swap agreements for the 2004 first nine months, more fully described under Long-Term Financing below.

      Stockholders' equity as of September 30, 2004 increased 11% compared with December 31, 2003. The increase was the result of $36,048,000 of net earnings for the first nine months of 2004, a $4,420,000 decrease in treasury stock, a increase of $4,056,000 in additional paid-in capital, a decrease in accumulated other comprehensive income of $593,000 and the recording of $1,429,000 of net deferred compensation related to restricted stock options. The decrease in treasury stock and increase in additional paid-in capital were attributable to the exercise of employee and nonemployee director stock options and the issuance of restricted stock. The decrease in accumulated other comprehensive income resulted from the net changes in fair value of interest rate swap agreements, net of taxes, more fully described under Long-Term Financing below.

                KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

LONG-TERM FINANCING

      The Company has a $150,000,000 unsecured revolving credit facility ("Revolving Credit Facility") with a syndicate of banks, with JP Morgan Chase Bank as the agent bank, and with a maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in bank commitments from $150,000,000 up to a maximum of $225,000,000 without further amendments to the Revolving Credit Facility. As of September 30, 2004, the Company had no borrowings outstanding under the Revolving Credit Facility and had outstanding letters of credit totaling $11,000. The Company was in compliance with all Revolving Credit Facility covenants as of September 30, 2004.

      The Company has $250,000,000 of floating rate senior notes ("Senior Notes") due February 28, 2013. The notes are currently callable at par without penalty and no principal payments are required until maturity in 2013. As of September 30, 2004, $250,000,000 was outstanding under the Senior Notes. The Company was in compliance with all Senior Notes covenants as of September 30, 2004.

      The Company has an uncommitted $10,000,000 line of credit ("Credit Line") with Bank of America, N.A. for short-term liquidity needs and letters of credit. The Credit Line matures on November 3, 2004. As of September 30, 2004, the Company had no borrowings outstanding under the Credit Line and had outstanding letters of credit totaling $514,000.

      The Company has an uncommitted $5,000,000 revolving credit note ("Credit Note") with BNP Paribus ("BNP") for short-term liquidity needs. The Company did not have any borrowing outstanding under the Credit Note as of September 30, 2004.

      The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate notes with a maturity of nine months or longer. As of September 30, 2004, $121,000,000 was available under the shelf registration, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, and to fund working capital requirements. As of September 30, 2004, there were no outstanding debt securities under the shelf registration.

      From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and Senior Notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of September 30, 2004, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate Senior Notes as follows (dollars in thousands):

NOTIONAL                                                               FIXED
 AMOUNT          TRADE DATE        EFFECTIVE DATE   TERMINATION DATE  PAY RATE        RECEIVE RATE
--------       --------------      --------------   ----------------  --------     -----------------
$100,000        February 2001        March 2001        March 2006       5.64%       One-month LIBOR
$100,000       September 2003        March 2006      February 2013      5.45%      Three-month LIBOR
$ 50,000         April 2004          April 2004         May 2009        4.00%      Three-month LIBOR

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

      Interest rate swaps hedge a majority of the Company's long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2004 third quarter and first nine months. The total fair value of the interest rate swap agreements was recorded as other long-term liability of $9,573,000 at September 30, 2004. The Company has recorded in interest expense, losses related to the interest rate swap agreements of $1,403,000 and $1,657,000 for the three months ended September 30, 2004 and 2003, respectively and $4,597,000 and $4,782,000 for the nine months ended September 30, 2004 and 2003, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $2,825,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of September 30, 2004 based on quoted market values of the Company's portfolio of derivative instruments.

CAPITAL EXPENDITURES

      Capital expenditures for the 2004 first nine months totaled $75,810,000, of which $32,162,000 was for construction of new tank barges and $43,648,000 was primarily for upgrading of the existing marine transportation fleet.

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

      In October 2002, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemical and refined petroleum products. Two of the six barges were delivered in the 2004 second quarter, three in the third quarter and one is anticipated in the fourth quarter. The total purchase price of the six barges is approximately $8,900,000, of which $1,111,000 was expended in 2003 and $7,516,000 was expended in the 2004 first nine months.

      In May 2003, the Company entered into a contract for the construction of 16 double hull, 30,000 barrel capacity, inland tank barges; four for use in the transportation of petrochemical and refined petroleum products and 12 for use in the transportation of black oil products. Six of the 16 barges were delivered in 2003, one in the 2004 first quarter and nine in the 2004 second quarter. The total purchase price of the 16 barges was approximately $29,000,000, of which $10,806,000 was expended in 2003 and $17,590,000 was expended in the 2004 first nine months.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

      In October 2003, the Company entered into a contract for the construction of nine double hull, 30,000 barrel capacity, inland tank barges; five for use in the transportation of petrochemicals and refined petroleum products and four for use in the transportation of black oil products. Four barges were delivered in the 2004 third quarter and five are anticipated to be delivered in the 2004 fourth quarter. The total purchase price of the nine barges is approximately $16,000,000, of which $5,968,000 was expended in the 2004 first nine months.

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

      In July 2004, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Delivery of the six barges is scheduled over a seven-month period starting in the 2005 second quarter. The total purchase price of the six barges is approximately $10,000,000, of which $1,006,000 was expended in the 2004 third quarter, subject to adjustment based on steel prices and any scrap surcharges that apply at the time the steel is shipped.

      In August 2004, the Company entered into a letter of commitment for the construction of 20 double hull, 10,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Delivery of the 20 barges is scheduled for June through October 2005. The total purchase price of the 20 barges is approximately $16,400,000, subject to adjustment based on steel prices.

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

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

TREASURY STOCK PURCHASES

      During the 2004 first nine months, the Company did not purchase any treasury stock. As of November 8, 2004, the Company had 1,210,000 shares available under its common stock repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company's Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

LIQUIDITY

      The Company generated net cash provided by operating activities of $99,508,000 during the nine months ended September 30, 2004, 25% higher than the $79,726,000 generated during the nine months ended September 30, 2003. The 2004 first nine months were positively influenced by favorable cash flow from working capital of $8,036,000 compared with favorable cash flow from working capital of $8,058,000 for the 2003 first nine months.

      The Company accounts for its ownership in its four marine partnerships under the equity method of accounting, recognizing cash flow upon the receipt or distribution of cash from the partnerships and joint ventures. For the nine months ended September 30, 2004 and 2003, the Company received net cash totaling $1,239,000 and $2,911,000, respectively, from the partnerships and joint ventures.

      Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings associated with each of the above and other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of November 8, 2004, $149,989,000 under its Revolving Credit Facility and $121,000,000 under its shelf registration program, subject to mutual agreement on terms. As of November 8, 2004, the Company had $9,486,000 available under its Credit Line and $5,000,000 under the Credit Note.

      Net cash provided by operating activities for the fourth quarter of 2004 may be negatively impacted by a contribution of $6,000,000 to $10,000,000, based on current market conditions, to the Company's defined benefit plan for vessel personnel. The plan assets primarily consist of fixed income securities and corporate stocks and any contribution would be the result of continued low interest rates and low investment returns. Funding of the plan is based on actuarial projections that are designed to satisfy minimum ERISA funding requirements and achieve adequate funding of accumulated benefit obligations. In 2003, the Company made a contribution of $5,600,000 to its defined benefit plan for vessel personnel.

      Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for the pricing grids on its Revolving Credit Facility.

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

      The Company expects to continue to fund expenditures for acquisitions, capital construction projects, treasury stock repurchases, repayment of borrowings, and for other operating requirements from a combination of funds generated from operating activities and available financing arrangements.

      The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations incurred in the ordinary course of business. The aggregate notional value of these instruments is $1,758,000 at September 30, 2004, including $838,000 in letters of credit and $920,000 in performance bonds, of which $683,000 of these financial instruments relates to contingent legal obligations, which are covered by the Company's liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

      During the last three years, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts that generally contain cost escalation clauses whereby certain costs, including fuel, can be passed through to its customers; however, there is typically a 30 to 90 day delay before contracts are adjusted for fuel prices. Spot contract rates are at the current market rate and are subject to market volatility. The repair portion of the diesel engine services segment is based on prevailing current market rates.

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

      From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and Senior Notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent to the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of September 30, 2004, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate Senior Notes as follows (dollars in thousands):

NOTIONAL                                                               FIXED
 AMOUNT         TRADE DATE      EFFECTIVE DATE    TERMINATION DATE    PAY RATE        RECEIVE RATE
--------      --------------    --------------    ----------------    --------     -----------------
$100,000      February 2001       March 2001         March 2006         5.64%       One-month LIBOR
$100,000      September 2003      March 2006       February 2013        5.45%      Three-month LIBOR
$ 50,000        April 2004        April 2004          May 2009          4.00%      Three-month LIBOR

      On April 29, 2004, the Company extended a hedge on part of its exposure to fluctuations in short-term interest rates by entering into a five-year interest rate swap agreement with a notional amount of $50,000,000 to replace a $50,000,000 interest rate swap that expired in April 2004. Under the agreement, the Company will pay a fixed rate of 4.00% for five years and will receive floating rate interest payments to offset floating rate interest obligations under the Company's Senior Notes. The interest rate swap was designated as a cash flow hedge for the Company's Senior Notes.

      These interest rate swaps hedge a majority of the Company's long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2004 third quarter and first nine months. The total fair value of the interest rate swap agreements was recorded as other long-term liability of $9,573,000 at September 30, 2004. The Company has recorded in interest expense, losses related to the interest rate swap agreements of $1,403,000 and $1,657,000 for the three months ended September 30,

                 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

2004 and 2003, respectively and $4,597,000 and $4,782,000 for the nine months ended September 30, 2004 and 2003, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $2,825,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of September 30, 2004 based on quoted market values of the Company's portfolio of derivative instruments.

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

(a)   Exhibits:

      31.1 - Certification of Chief Executive Officer Pursuant to Rule
      13a-14(a).

      31.2 - Certification of Chief Financial Officer Pursuant to Rule
      13a-14(a).

      32 - Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K:

      The Company's report on Form 8-K dated July 29, 2004 stated that the Company issued a press release announcing the Company's 2004 second quarter results of operations.

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

Dated: November 8, 2004

                               INDEX TO EXHIBITS

31.1  - Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2  - Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32 - Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.