Form 10-K
period 2004-12-31
KIRBY CORP
filed 2005-03-04
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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
None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
     As of March 4, 2005, 25,047,000 shares of common stock were outstanding. The aggregate market value of common stock held by nonaffiliates of the registrant, based on the closing sales price of such stock on the New York Stock Exchange on June 30, 2004 was $857,274,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
DOCUMENTS INCORPORATED BY REFERENCE
     The Company’s definitive proxy statement in connection with the Annual Meeting of the Stockholders to be held April 26, 2005, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

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
      The Company’s marine transportation segment is engaged in the inland transportation of petrochemicals, black oil products, refined petroleum products and agricultural chemicals by tank barges, and, to a lesser extent, the offshore transportation of dry-bulk cargoes by barge. The segment is a provider of transportation services for its customers and does not assume ownership of the products that it transports. All of the segment’s vessels operate under the United States flag and are qualified for domestic trade under the Jones Act.
      The Company’s diesel engine services segment is engaged in the overhaul and repair of diesel engines and reduction gears, and related parts sales in three distinct markets: the marine market, providing aftermarket service for vessels powered by large medium-speed and high-speed diesel engines utilized in the various inland and offshore marine industries; the power generation market, providing aftermarket service for diesel engines that provide standby, peak and base load power generation, for users of industrial reduction gears and for stand-by generation components of the nuclear industry; and the railroad market, providing aftermarket service and parts for shortline, industrial, Class II and certain transit railroads.
      The Company and its marine transportation and diesel engine services segments have approximately 2,375 employees, all of whom are in the United States.
      The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the principal activities of the Company for the years indicated (in thousands):

	2004	2003	2002

Revenues from unaffiliated customers:
Marine transportation	$588,828	$530,411	$450,280
Diesel engine services	86,491	83,063	85,123

Consolidated revenues	$675,319	$613,474	$535,403

Operating profits:
Marine transportation	$92,535	$77,274	$74,595
Diesel engine services	8,388	7,890	8,841
General corporate expenses	(7,565)	(6,351)	(5,677)
Impairment of long-lived assets	—	—	(17,712)
Gain (loss) on disposition of assets	(299)	(99)	624

	93,059	78,714	60,671
Equity in earnings of marine affiliates	1,002	2,932	700
Impairment of equity investment	—	—	(1,221)
Other expense	(347)	(119)	(155)
Minority interests	(542)	(902)	(962)
Interest expense	(13,263)	(14,628)	(13,540)

Earnings before taxes on income	$79,909	$65,997	$45,493

Identifiable assets:
Marine transportation	$834,157	$779,121	$726,353
Diesel engine services	47,158	40,152	45,531

	881,315	819,273	771,884
Investment in marine affiliates	12,205	9,162	10,238
General corporate assets	11,155	26,526	9,636

Consolidated assets	$904,675	$854,961	$791,758

MARINE TRANSPORTATION
      The marine transportation segment is primarily a provider of transportation services by barge for the inland and offshore markets. As of March 4, 2005, the equipment owned or operated by the marine transportation segment comprised 885 active inland tank barges, 235 active inland towboats, four offshore dry-cargo barges, four offshore tugboats and one shifting tugboat with the following specifications and capacities:

	Number	Average age	Barrel
Class of equipment	in class	(in years)	capacities

Inland tank barges:
Active:
Regular double hull:
20,000 barrels and under	413	26.4	4,827,000
Over 20,000 barrels	350	18.4	9,462,000
Specialty double hull	85	29.7	1,263,000
Double side, single bottom	11	27.6	236,000
Single hull:
20,000 barrels and under	8	36.1	137,000
Over 20,000 barrels	18	29.0	468,000

Total active inland tank barges	885	23.7	16,393,000

Inactive	56	33.1	1,059,000

Inland towing vessels:
Inland towboats:
Active:
Less than 800 horsepower	1	36.1
800 to 1300 horsepower	122	27.4
1400 to 1900 horsepower	81	26.9
2000 to 2400 horsepower	4	33.6
2500 to 3200 horsepower	14	31.5
3300 to 4900 horsepower	10	30.7
Greater than 5200 horsepower	3	34.1

Total active inland towboats	235	27.9

Inactive	6	26.4

			Deadweight
			Tonnage

Offshore dry-cargo barges*	4	24.9	70,000

Offshore tugboats*	5	27.7

*	The four barges and five tugboats are owned by Dixie Fuels Limited, a partnership in which the Company owns a 35% interest.
      The 235 active inland towboats and five offshore tugboats provide the power source and the 885 active inland tank barges and four offshore dry-cargo barges provide the freight capacity. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to 25 tank barges, depending upon the horsepower of the towboat, the river or canal capacity and conditions, and customer requirements. The Company’s offshore tows consist of one tugboat and one dry-cargo barge.

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
      Based on cost and safety, inland barge transportation is often the most efficient and safest means of transporting bulk commodities compared with railroads and trucks. The cargo capacity of a 30,000 barrel inland tank barge is the equivalent of 40 rail tank cars or 150 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 225 rail tank cars or approximately 870 tractor-trailer tank trucks. The 225 rail cars would require a freight train approximately 2 3/4 miles long and the 870 tractor-trailer tank trucks would stretch approximately 35 miles, assuming a safety margin of 150 feet between the trucks. The Company’s active tank barge fleet capacity of 16.4 million barrels equates to approximately 21,900 rail cars or approximately 82,000 tractor-trailer tank trucks. In addition, in studies comparing inland water transportation to railroads and trucks, shallow draft water transportation has been proven to be the most energy efficient and environmentally friendly method of moving bulk raw materials. One ton of bulk product can be carried 522 miles by inland barge on one gallon of fuel, compared with 403 miles by rail or 80 miles by truck. Per ton mile, railroads produce 3.5 times and trucks 19 times as much oxides of nitrogen, the chemical that produces smog, as inland barge transportation.
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
      The total number of tank barges that operate in the inland waters of the United States declined from approximately 4,200 in 1982 to approximately 2,900 in 1993, and remained relatively constant at 2,900 until 2002, when the number declined slightly to 2,800. In 2004, the total number of tank barges declined to approximately 2,700. The Company believes this decrease primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government programs supporting small refineries which created a demand for tank barge services; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets.
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
      Improved technology in steel coating and paint has added to the life expectancy of inland tank barges. The average age of the nation’s tank barge fleet is over 22 years old, with 21% of the fleet built in the last 10 years. Single hull barges comprise approximately 9% of the nation’s tank barge fleet, with an average age of 31 years. Single hull barges are being driven from the nation’s tank barge fleet by market forces, stringent environmental regulations and rising maintenance costs. Single hull tank barges are required by current federal law to be retrofitted with double hulls or phased out of domestic service by 2015.
      In September 2002, the USCG issued new regulations that require the installation of tank level monitoring devices on all single hull tank barges by October 17, 2007. With the new regulations, coupled with a market bias against single hull tank barges, the Company plans to retire all of its single hull tank barges by October 17, 2007, and the new regulations and market bias may result in reduced lives for single hull tank barges industry wide. In December 2002, the Company recorded pre-tax non-cash impairment charges totaling $17,712,000, of which single hull tank barges accounted for $11,559,000 of the charges, the result of reduced estimated cash flows resulting from reduced estimated useful lives. During 2004, the Company retired 27 single hull tank barges. As of March 4, 2005, the Company owned 67 single hull tank barges, of which 37 were active.
      During the 1970’s and early 1980’s, the industry overbuilt tank barge capacity. However, the Company believes that the current more consolidated industry will be less prone to overbuilding of the nation’s tank barge fleet. Of the estimated 851 tank barges built since 1989, 164, or 19%, were built by the Company and by Hollywood Marine, Inc. (“Hollywood Marine”) prior to its merger with the Company effective October 12, 1999. The remaining 687 tank barges were primarily replacement barges for single hull barges removed from service, special purpose barges or barges constructed for specific contracts.
      The Company’s marine transportation segment, though a partnership in which the Company owns a 35% interest, is also engaged in ocean-going dry-cargo barge operations transporting dry-bulk cargoes. Such cargoes are transported primarily between domestic ports along the Gulf of Mexico.
Competition in the Inland Tank Barge Industry
      The inland tank barge industry remains very competitive despite continued consolidation. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 885 active tank barges as of March 4, 2005. Competition in this business has historically been based primarily on price; however, the industry’s customers, through an increased emphasis on safety, the environment, quality and a greater reliance on a “single source” supply of services, are more frequently requiring that their supplier of inland tank barge services have the capability to handle a variety of tank barge requirements, offer distribution capability throughout the inland waterway system, and offer flexibility, safety, environmental responsibility, financial responsibility, adequate insurance and quality of service consistent with the customer’s own operational standards.
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
      On October 31, 2002, the Company purchased seven inland black oil tank barges and 13 inland towboats from Coastal Towing, Inc. (“Coastal”) for $17,053,000 in cash. In addition, the Company and Coastal entered into a barge management agreement whereby the Company serves as manager of the combined black oil fleet for a period of seven years. The combined black oil fleet consists of 54 barges owned by Coastal, of which 37 are currently active, and the Company’s 68 active black oil barges. In a related transaction, on September 25, 2002, the Company purchased from Coastal three black oil tank barges for $1,800,000 in cash.
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
      On April 16, 2004, the Company purchased a one-third interest in Osprey Line, LLC (“Osprey”) for $4,220,000. The purchase price consisted of cash of $2,920,000 and notes payable totaling $1,300,000 due in April 2005. The remaining two-thirds interest is owned by Cooper/ T. Smith Corporation and Richard L. Couch. Osprey, formed in 2000, operates a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, several ports located above Baton Rouge on the Mississippi River, as well as coastal service along the Gulf of Mexico. Revenues for Osprey for 2004 were approximately $13,800,000.
Products Transported
      During 2004, the Company’s marine transportation segment moved over 61 million tons of liquid cargo on the United States inland waterway system. Products transported for its customers comprised the following: petrochemicals, black oil products, refined petroleum products and agricultural chemicals.
      Petrochemicals. Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene and caustic soda, all consumed in the production of paper, fibers and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented approximately 68% of the segment’s 2004 revenues. Customers shipping these products are petrochemical companies in the United States.
      Black Oil Products. Black oil products transported include such products as asphalt, residual fuels, No. 6 fuel oil, coker feed, vacuum gas oil, crude oil and ship bunkers (ship engine fuel). Such products represented approximately 18% of the segment’s 2004 revenues. Black oil customers are United States refining companies, marketers and end users that require the transportation of black oil products between refineries and storage terminals. Ship bunkers customers are oil companies and oil traders in the bunkering business.
      Refined Petroleum Products. Refined petroleum products transported include the various blends of gasoline, jet fuel, naphtha and diesel fuel, and represented approximately 10% of the segment’s 2004 revenues. Customers are oil and refining companies in the United States.
      Agricultural Chemicals. Agricultural chemicals transported represented approximately 4% of the segment’s 2004 revenues. They include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of United States and foreign producers of such products.
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
Marine Transportation Operations
      The marine transportation segment operates a fleet of 885 active inland tank barges and 235 active inland towboats. Through a partnership, the segment operates four offshore dry-cargo barges, four offshore tugboats and one shifting tugboat. The Company also owns a bulk liquid terminal.
      Inland Operations. The segment’s inland operations are conducted through a wholly owned subsidiary, Kirby Inland Marine, LP (“Kirby Inland Marine”). Kirby Inland Marine’s operations consist of the Canal, Linehaul and River fleets, as well as barge fleeting services.

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
      The marine transportation segment moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 885 active tank barges currently operated, 701 are petrochemical and refined products barges, 105 are black oil barges, 63 are pressure barges, 13 are refrigerated anhydrous ammonia barges and three are specialty barges.
      The fleet of 235 active inland towboats ranges from 600 to 6100 horsepower. Of the 235 active inland towboats, 151 are owned by the Company and 84 are chartered. Towboats in the 600 to 1900 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1400 to 6100 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3600 horsepower are typically used in the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 tons to 30,000 tons.
      Marine transportation services are conducted under long-term contracts, ranging from one to five years with renewal options, with customers with whom the Company has traditionally had long-standing relationships, as well as under spot contracts. During 2004, approximately 70% of the revenues were derived from term contracts and 30% were derived from spot market movements.
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
      Kirby Inland Marine operates the largest commercial tank barge fleeting service (temporary barge storage facilities) in numerous ports, including Houston, Corpus Christi and Freeport, Texas, and in numerous ports on the Mississippi River, including Baton Rouge and New Orleans, Louisiana. Kirby Inland Marine provides service for its own barges, as well as outside customers, transferring barges within the areas noted, as well as fleeting barges.
      Kirby Inland Marine’s Logistics Management division offers barge tankerman services and related distribution services to the Company and to some third parties.
      Kirby Inland Marine owns a one-third interest in Osprey. The remaining two-thirds interest is owned by Cooper/T. Smith Corporation and Richard L. Couch. Osprey operates a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, several ports above Baton Rouge on the Mississippi River, as well as coastal service along the Gulf of Mexico.
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

      A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate. The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Term contracts typically only set agreement as to rates and do not have volume guarantees. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. The Company typically maintains a higher mix of term contracts to spot contracts to service a large base of steady business which is not subject to short-term market volatility. During 2004, approximately 70% of the marine transportation revenues were derived from term contracts and 30% were derived from spot market movements.
      Dow, with which the Company has a contract through 2016, including renewal options, accounted for 12% of the Company’s revenues in 2004, 14% in 2003 and 13% in 2002. SeaRiver, with which the Company has a contract through 2013, including renewal options, accounted for 12% of the Company’s revenues in 2004 and 2003.
Employees
      The Company’s marine transportation segment has approximately 2,025 employees, of which approximately 1,350 are vessel crew members. None of the segment’s operations are subject to collective bargaining agreements.
Properties
      The principal office of Kirby Inland Marine is located in Houston, Texas, in the Company’s facilities under a lease that expires in April 2006. Kirby Inland Marine’s operating locations are on the Mississippi River at Baton Rouge, Louisiana, New Orleans, Louisiana, and Greenville, Mississippi, two locations in Houston, Texas, on and near the Houston Ship Channel, and in Corpus Christi, Texas. The Baton Rouge, New Orleans and Houston facilities are owned, and the Greenville and Corpus Christi facilities are leased. Kirby Logistics Management’s principal office is located in a facility owned by Kirby Inland Marine in Houston, Texas, near the Houston Ship Channel. The principal office of Dixie Offshore is in Belle Chasse, Louisiana, in owned facilities.
Governmental Regulations
      General. The Company’s marine transportation operations are subject to regulation by the USCG, federal laws, state laws and certain international conventions.
      Most of the Company’s inland tank barges are inspected by the USCG and carry certificates of inspection. The Company’s inland and offshore towing vessels and offshore dry-bulk barges are not currently subject to USCG inspection requirements; however, regulations are currently under development that would subject inland and offshore towing vessels to USCG inspection requirements. The Company’s offshore towing vessels and offshore dry-bulk barges are built to American Bureau of Shipping (“ABS”) classification standards and are inspected periodically by ABS to maintain the vessels in class. The crews employed by the Company aboard vessels, including captains, pilots, engineers, tankermen and ordinary seamen, are licensed by the USCG.
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
      The requirements that the Company’s vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the USCG, and the application of United States labor and tax laws significantly increase the cost of U.S. flag vessels when compared with comparable foreign flag vessels. The Company’s business could be adversely affected if the Jones Act were to be modified so as to permit foreign competition that is not subject to the same United States government imposed burdens.
      User Taxes. Federal legislation requires that inland marine transportation companies pay a user tax based on propulsion fuel used by vessels engaged in trade along the inland waterways that are maintained by the United States Army Corps of Engineers. Such user taxes are designed to help defray the costs associated with replacing major components of the inland waterway system, such as locks and dams. A significant portion of the inland waterways on which the Company’s vessels operate is maintained by the Army Corps of Engineers.
      The Company presently pays a federal fuel tax of 23.4 cents per gallon, reflecting a 3.3 cents per gallon transportation fuel tax for deficit reduction, reducing to 2.3 cents per gallon effective July 1, 2005 and eliminated entirely December 31, 2006, a .1 cent per gallon leaking underground storage tank tax and a 20 cents per gallon waterway use tax. There can be no assurance that additional user taxes may not be imposed in the future.
      Security Requirements. The Maritime Transportation Security Act of 2002 requires, among other things, submission to and approval by the USCG of vessel and waterfront facility security plans (“VSP” and “FSP”, respectively). The VSP and FSP were to be submitted for approval no later than December 31, 2003 and a company must be operating in compliance with the VSP and FSP by June 30, 2004. The Company timely submitted the required VSP and FSP for all vessels and facilities subject to the requirements, substantially the entire fleet of vessels operated by the Company and the terminal and barge fleeting facilities operated by the Company. The Company’s VSP and FSP have been approved and the Company is operating in compliance with the plans.
Environmental Regulations
      The Company’s operations are affected by various regulations and legislation enacted for protection of the environment by the United States government, as well as many coastal and inland waterway states.
      Water Pollution Regulations. The Federal Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977, the Comprehensive Environmental Response, Compensation and Liability Act of 1981 (“CERCLA”) and the Oil Pollution Act of 1990 (“OPA”) impose strict prohibitions against the discharge of oil and its derivatives or hazardous substances into the navigable waters of the United States. These acts impose civil and criminal penalties for any prohibited discharges and impose substantial strict liability for cleanup of these discharges and any associated damages. Certain states also have water pollution laws that prohibit discharges into waters that traverse the state or adjoin the state, and impose civil and criminal penalties and liabilities similar in nature to those imposed under federal laws.
      The OPA and various state laws of similar intent substantially increased over historic levels the statutory liability of owners and operators of vessels for oil spills, both in terms of limit of liability and scope of damages.

      One of the most important requirements under the OPA is that all newly constructed tank barges engaged in the transportation of oil and petroleum in the United States be double hulled, and all existing single hull tank barges be retrofitted with double hulls or phased out of domestic service by 2015. In September 2002, the USCG issued new regulations that require the installation of tank level monitoring devices on all single hull tank barges by October 17, 2007, although pursuant to the Coast Guard and Maritime Transportation Act of 2004 the USCG may rescind the requirement.
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
      Clean Air Regulations. The Federal Clean Air Act of 1979 (“Clean Air Act”) requires states to draft State Implementation Plans (“SIPs”) designed to reduce atmospheric pollution to levels mandated by this act. Several SIPs provide for the regulation of barge loading and discharging emissions. The implementation of these regulations requires a reduction of hydrocarbon emissions released into the atmosphere during the loading of most petroleum products and the degassing and cleaning of barges for maintenance or change of cargo. These regulations require operators who operate in these states to install vapor control equipment on their barges. The Company expects that future toxic emission regulations will be developed and will apply this same technology to many chemicals that are handled by barge. Most of the Company’s barges engaged in the transportation of petrochemicals, chemicals and refined products are already equipped with vapor control systems. Additionally, in Texas, an SIP calling for voluntary reductions in towboat diesel engine exhaust emissions for the Houston-Galveston area has been approved. Although a risk exists that new regulations could require significant capital expenditures by the Company and otherwise increase the Company’s costs, the Company believes that, based upon the regulations that have been proposed thus far, no material capital expenditures beyond those currently contemplated by the Company and no material increase in costs are likely to be required.
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
      Insurance. The Company’s marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of bulk cargo in a marine environment. These hazards include the risk of loss of or damage to the Company’s vessels, damage to third parties as a result of collision, fire or explosion, loss or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company’s vessels is insured through hull insurance currently insuring approximately $850 million in hull values. Liabilities such as collision, cargo, environmental, personal injury and general liability are insured up to $500 million per occurrence.
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
      Centralized training is provided through the training department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company’s operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company’s owned and operated facility includes state-of-the-art equipment and instruction aids, including a working towboat, three tank barges and a tank barge simulator for tankerman training. During 2004, approximately 1,950 certificates were issued for the completion of courses at the training facility.
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
DIESEL ENGINE SERVICES
      The Company is engaged in the overhaul and repair of large medium-speed and high-speed diesel engines and reduction gears, and related parts sales through Kirby Engine Systems, Inc. (“Kirby Engine Systems”), a wholly owned subsidiary of the Company, and its three wholly owned operating subsidiaries, Marine Systems, Inc. (“Marine Systems”), Engine Systems, Inc. (“Engine Systems”) and Rail Systems, Inc. (“Rail Systems”). Through these three operating subsidiaries, the Company sells Original Equipment Manufacturers (OEM) replacement parts, provides service mechanics to overhaul and repair engines and reduction gears, and maintains facilities to rebuild component parts or entire engines and entire reduction gears. The Company serves the marine market and stand-by power generation market throughout the United States and parts of the Caribbean, the shortline, industrial, Class II and certain transit railroad markets throughout the United States, components of the nuclear industry worldwide and to a lesser extent other industrial markets such as cement, paper and mining in the Midwest. No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2004, 2003, or 2002. The diesel engine services segment also provides service to the Company’s marine transportation segment, which accounted for approximately 2% of the diesel engine services segment’s total 2004 revenues, approximately 5% for 2003 and approximately 2% for 2002. Such revenues are eliminated in consolidation and not included in the table below.
      The following table sets forth the revenues for the diesel engine services segment for the periods indicated (dollars in thousands):

	Year Ended December 31,

	2004		2003		2002

	Amounts	%	Amounts	%	Amounts	%

Overhaul and repairs	$42,098	49%	$38,045	46%	$43,100	51%
Direct parts sales	44,393	51	45,018	54	42,023	49

	$86,491	100%	$83,063	100%	$85,123	100%

Diesel Engine Services Acquisition
      On April 7, 2004, the Company purchased from Walker Paducah Corp. (“Walker”), a subsidiary of Ingram Barge Company (“Ingram”), Walker’s diesel engine service operation and parts inventory located in Paducah, Kentucky for $5,755,000 in cash. In addition, the Company entered into a contract to provide diesel engine services to Ingram.
Marine Operations
      The Company is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and reduction gears, line boring, block welding services and related parts sales for customers in the marine industry. The Company services tugboats and towboats powered by large diesel engines utilized in the inland and offshore barge industries. It also services marine equipment and offshore drilling equipment used in the offshore petroleum exploration and oil service industry, marine equipment used in the offshore commercial fishing industry and vessels owned by the United States government.
      The Company has marine operations throughout the United States providing in-house and in-field repair capabilities and related parts sales. These operations are located in Houma, Louisiana, Chesapeake, Virginia, Paducah, Kentucky, Seattle, Washington and Tampa, Florida. The operations based in Chesapeake, Virginia and Tampa, Florida are authorized distributors for 17 eastern states and the Caribbean for the Electro-Motive Division of General Motors (“EMD”). The marine operations based in Houma, Louisiana, Paducah, Kentucky and Seattle, Washington are nonexclusive authorized service centers for EMD providing service and related parts sales. In the 2004 third quarter, the Paducah, Kentucky operation became an authorized marine dealer for Caterpillar, Cummins and Detroit Diesel high-speed engines. All of the marine locations are authorized distributors for Falk Corporation (“Falk”) reduction gears, and authorized distributors for Alco engines. The Chesapeake, Virginia operation concentrates on East Coast inland and offshore dry-bulk, tank barge and harbor docking operators, the USCG and United States Navy (“Navy”). The Houma, Louisiana operation concentrates on the inland and offshore barge and oil services industries. The Tampa, Florida operation concentrates on Gulf of Mexico offshore dry-bulk, tank barge and harbor docking operators. The Paducah, Kentucky operation concentrates on the inland river towboat and barge operators and the Great Lakes carriers. The Seattle, Washington operation primarily concentrates on the offshore commercial fishing industry, tugboat and barge industry, the USCG and Navy, and other customers in Alaska, Hawaii and the Pacific Rim. The Company’s emphasis is on service to its customers, and it sends its crews from any of its locations to service customers’ equipment anywhere in the world.
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
Power Generation Operations
      The Company is engaged in the overhaul and repair of diesel engines and reduction gears, line boring, block welding service and related parts sales for power generation customers. The Company is also engaged in the sale and distribution of parts for diesel engines and governors to the nuclear industry. The Company services users of diesel engines that provide standby, peak and base load power generation, as well as users of industrial reduction gears such as the cement, paper and mining industries.
      The Company has power generation operations providing in-house and in-field repair capabilities and safety-related products to the nuclear industry. These operations are located in Rocky Mount, North Carolina, Medley, Florida, Paducah, Kentucky and Seattle, Washington. The operations based in Rocky Mount, North Carolina and Medley, Florida are EMD authorized distributors for 17 eastern states and the Caribbean for power generation applications, and provide in-house and in-field service. The Rocky Mount operation is also the exclusive worldwide distributor of EMD products to the nuclear industry, the exclusive worldwide distributor for Woodward Governor (“Woodward”) products to the nuclear industry and the exclusive worldwide distributor of Cooper Energy Services, Inc. (“Cooper”) products to the nuclear industry. The Paducah, Kentucky operation provides in-house and in-field repair services for Falk industrial reduction gears in the Midwest. The Seattle, Washington operation provides in-house and in-field repair services for Alco engines located on the West Coast and the Pacific Rim.
Power Generation Customers
      The Company’s major power generation customers are Miami-Dade County, Florida Water and Sewer Authority, Progress Energy and the worldwide nuclear power industry.
Power Generation Competitive Conditions
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
Railroad Operations
      The Company is engaged in the overhaul and repair of locomotive diesel engines and the sale of replacement parts for locomotives serving shortline, industrial, Class II and certain transit railroads within the continental United States. The Company serves as an exclusive distributor for EMD providing replacement parts, service and support to these markets. EMD is the world’s largest manufacturer of diesel-electric locomotives, a position it has held for over 82 years.
Railroad Customers
      The Company’s railroad customers are United States shortline, industrial, Class II and transit operators. The shortline and industrial operators are located throughout the United States, and are primarily branch or spur rail lines that provide the final connection between the plants or mines and the major railroad operators. The shortline railroads are independent operators. The plants and mines own the industrial railroads. The Class II railroads are larger regionally operated railroads. The transit railroads are primarily located in larger cities in the Northeast and West Coast of the United States. Transit railroads are operated by cities, states and Amtrak.
Railroad Competitive Conditions
      As an exclusive United States distributor for EMD parts, the Company provides all EMD parts sales to the shortline, industrial, Class II and certain transit railroads, as well as providing rebuilt parts and service work. There are several other companies providing service for shortline and industrial locomotives. In addition, the industrial companies, in some cases, provide their own service.
Employees
      Marine Systems, Engine Systems and Rail Systems together have approximately 250 employees.
Properties
      The principal offices of the diesel engine services segment are located in Houma, Louisiana. The Company also operates eight parts and service facilities, with two facilities located in Houma, Louisiana, and one facility each located in Chesapeake, Virginia, Rocky Mount, North Carolina, Paducah, Kentucky, Medley, Florida, Tampa, Florida and Seattle, Washington. All of these facilities are located on leased property except the Houma, Louisiana facilities are situated on approximately seven acres of Company owned land.

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
      In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under CERCLA with respect to a Superfund site, the Palmer Barge Line Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs have entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.
      In 2003, the Company and certain subsidiaries received a Request For Information (“RFI”) from the EPA under CERCLA with respect to a Superfund site, the Gulfco site, located in Freeport, Texas. In prior years, a company unrelated to Gulfco operated at the site and provided tank barge cleaning services to various subsidiaries of the Company. An RFI is not a determination that a party is responsible or potentially responsible for contamination at a site, but is only a request seeking any information a party may have with respect to a site as part of an EPA investigation into such site. In addition, in 2004, the Company and certain subsidiaries received an RFI from the EPA under CERCLA with respect to a Superfund site, the State Marine site, located in Port Arthur, Texas. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in these matters.
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
      During the fourth quarter of the fiscal year ended December 31, 2004, no matter was submitted to a vote of security holders through solicitation of proxies or otherwise.
Executive Officers of the Registrant
      The executive officers of the Company are as follows:

Name	Age	Positions and Offices

C. Berdon Lawrence	62	Chairman of the Board of Directors
Joseph H. Pyne	57	President, Director and Chief Executive Officer
Norman W. Nolen	62	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Steven P. Valerius	50	President — Kirby Inland Marine
Dorman L. Strahan	48	President — Kirby Engine Systems
Mark R. Buese	49	Senior Vice President — Administration
Jack M. Sims	62	Vice President — Human Resources
Howard G. Runser	54	Vice President — Information Technology
G. Stephen Holcomb	59	Vice President — Investor Relations and Assistant Secretary
Ronald A. Dragg	41	Controller
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
      The Company’s common stock is traded on the New York Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated:

	Sales Price

	High	Low

2005
First Quarter (through March 4, 2005)	$45.57	$39.76
2004
First Quarter	36.54	30.19
Second Quarter	39.09	33.20
Third Quarter	40.38	33.65
Fourth Quarter	46.48	38.87
2003
First Quarter	29.25	21.62
Second Quarter	28.44	24.28
Third Quarter	30.68	25.93
Fourth Quarter	35.75	28.40
      As of March 4, 2005, the Company had 25,047,000 outstanding shares held by approximately 900 stockholders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.
      The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Since 1989, the Company has not paid any dividends on its common stock.

Item 6.	Selected Financial Data
      The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2004. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company and the Financial Statements included under Item 8 elsewhere herein (in thousands, except per share amounts):

	December 31,

	2004	2003	2002	2001*	2000*

Revenues:
Marine transportation	$588,828	$530,411	$450,280	$481,283	$443,203
Diesel engine services	86,491	83,063	85,123	85,601	69,441

	$675,319	$613,474	$535,403	$566,884	$512,644

Net earnings	$49,544	$40,918	$27,446	$39,603	$34,113

Earnings per share of common stock:
Basic	$2.02	$1.69	$1.14	$1.65	$1.40

Diluted	$1.97	$1.67	$1.13	$1.63	$1.39

Weighted average shares outstanding:
Basic	24,505	24,153	24,061	24,027	24,401
Diluted	25,157	24,506	24,394	24,270	24,566

	December 31,

	2004	2003	2002	2001*	2000*

Property and equipment, net	$574,211	$536,512	$486,852	$466,239	$453,807
Total assets	$904,675	$854,961	$791,758	$752,435	$746,541
Long-term debt, including current portion	$218,740	$255,265	$266,001	$249,737	$293,372
Stockholders’ equity	$435,235	$372,132	$323,311	$301,022	$262,649

*	Comparability with prior periods is affected by the amortization of goodwill of $6,253, and $5,844 in 2001 and 2000, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
      The Company is the nation’s largest domestic inland tank barge operator with a fleet of 885 active tank barges and 235 towing vessels. The Company uses the inland waterway system of the U.S. to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. Through its diesel engine services segment, the Company provides after-market services for large medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.
      During 2004, approximately 87% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies in the U.S. Products transported include raw materials for many of the end products used widely by businesses and consumers every day — plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company’s business tends to mirror the general performance of the U.S. economy and the performance of the Company’s customer base. The following table shows the products transported by the Company, the revenue distribution for 2004, the uses of these products and the factors that drive the demand for the products the Company transports:
End Uses of Products Transported

	2004
	Revenue
Products Moved	Distribution	Uses of Products Moved	Drivers

Petrochemicals	68%	Plastics, Fibers, Paper, Gasoline Additives	Housing, Consumer Goods, Autos, Clothing, Vehicle Usages
Black Oil Products	18%	Asphalt, Boiler Fuel, No. 6 Fuel Oil, Coker Feedstocks, Residual Fuel, Crude Oil, Ship Bunkers	Road Construction, Feedstock for Refineries, Fuel for Power Plants and Ships
Refined Petroleum Products	10%	Gasoline Blends, No. 2 Oil, Jet Fuel, Heating Oil	Vehicle Usage, Air Travel, Weather Conditions
Agricultural Chemicals	4%	Liquid Fertilizers, Chemical Feedstocks	Corn, Cotton, Wheat Production
      For 2004, the Company reported the highest revenue, net earnings, and earnings per share in its history. The Company reported net earnings of $49,544,000, or $1.97 per share, on revenues of $675,319,000. The record setting results reflect the improvement during 2004 in the U.S. and global economies, as the U.S. petrochemical industry and U.S. refining industry operated their plants and refineries at higher utilization rates, which generated increased volumes for the marine transportation segment. The 2004 results also reflect the full impact of the Company’s January 15, 2003 acquisition of the SeaRiver inland marine transportation fleet, more fully described under “Acquisitions” below.
      The Company’s marine transportation segment revenue and operating income for 2004 increased 11% and 20%, respectively, when compared with 2003. The Company’s largest marine transportation market is the petrochemical market, which contributed 68% of 2004 marine transportation revenue. During 2004, the petrochemical market remained firm, as contract customers continued to operate their plants at high utilization rates, generating strong volumes. The black oil products market, which contributed 18% of 2004 marine transportation revenue, also remained strong, the result of high U.S. refinery production and resulting greater volumes of heavier refinery residual oil by-products. Refined petroleum products contributed 10% of 2004 marine transportation revenue and experienced typical Gulf Coast to Midwest demand during 2004. The agricultural chemical market, which contributed 4% of 2004 marine transportation revenue, remained weak for most of 2004 despite low Midwest inventory levels, as high prices for liquid fertilizer products curtailed demand.
      The Company was successful in modestly raising marine transportation rates on contract renewals during 2004, generally on average of 3% to 4%, a continuation of a trend that started during the 2003 fourth quarter. Depending on when the contract was priced to market, some contracts were increased by a higher percentage, while others were adjusted by a lower percentage. In addition, effective January 1, 2004, contract escalators for labor and the producer price index on numerous multiyear contracts resulted in a rate increase for those contracts of approximately 2%. The Company adjusts contract rates for fuel on either a monthly or quarterly basis, depending on the specific contract. Spot market rates during the 2004 year were 15% to 20% higher than 2003 for most marine transportation markets and above contract rates. During 2004, approximately 70% of the Company’s marine transportation revenue was under term contracts with the remaining 30% in the spot market. The 70% contract and 30% spot market mix provides the Company with a stable revenue stream with less exposure to day-to-day pricing fluctuations.
      The marine transportation segment’s 2004 results were negatively impacted by record setting navigational delays, creating major logistic challenges for the segment. Delay days measure the lost time incurred by a tow (towboat and barge) during transit. The measure includes transit delays caused by weather, lock congestion or closure and other navigational factors. Delay days for 2004 totaled 8,392, a 30% increase over 6,462 days experienced for 2003. The 2004 delay days included key lock closures for repairs on the Gulf Intracoastal Waterway and the Ohio River, high water conditions during the second and fourth quarters, Hurricane Ivan in September, and a significant number of fog days along the Gulf Coast in the first and fourth quarters.
      The marine transportation segment’s operating margin improved to 15.7% in 2004 compared with 14.6% in 2003. The improved margin reflected the additional volumes transported, the contract rate increases and higher spot market rates, partially offset by the operating inefficiencies caused by the record delay days. The higher 2004 operating margin also reflected the Company’s on-going effort to eliminate unnecessary costs and improve the management of towing requirements, including more efficient use of horsepower, faster barge turnarounds and increased backhaul opportunities.
      The Company’s diesel engine services segment’s 2004 revenue and operating income increased 4% and 6%, respectively, when compared with 2003. The results reflect the April 2004 acquisition of Walker’s operations and parts inventory, partial recovery in the Midwest dry cargo market, and increased direct parts sales to nuclear power generation and railroad customers. The East Coast and West Coast marine markets were weak for the majority of 2004, but showed some improvement in the fourth quarter. The Gulf Coast offshore well service market remained weak during all of 2004. Operating margin for the diesel engine services segment for 2004 was 9.7% compared with 9.5% for 2003.
      The Company continued to generate strong operating cash flow during 2004, with net cash provided from operations totaling $126,751,000, an increase of $14,521,000 over 2003. The cash was used for acquisitions totaling $10,174,000, including the Walker and Osprey acquisitions described under “Acquisitions” below, and the purchase of three pre-owned tank barges, capital expenditures totaling $93,604,000, primarily for fleet replacement and enhancement, and long-term debt reduction of $37,825,000. The Company reduced its debt-to-capitalization ratio from 40.7% to 33.4% during 2004.
      In November 2004, the Company prepaid $50,000,000 of its $250,000,000 private placement loan. At December 31, 2004, $150,000,000 million of the remaining $200,000,000 outstanding was hedged against interest rate exposure with interest rate swaps. At December 31, 2004, $15,000,000 was outstanding under the Company’s $150,000,000 unsecured revolving credit facility.
      Capital expenditures totaled $93,604,000 in 2004 and included $43,606,000 for new tank barge construction and $49,998,000 primarily for upgrading the existing marine transportation fleet. The Company’s new barge construction program for 2004 replaced older tank barges retired from service without adding additional capacity. For 2005, the Company projects that capital expenditures will total $110,000,000 to $120,000,000, including $65,000,000 for new tank barge construction. The 2005 program includes the construction of 17 double hull, 30,000 barrel capacity, tank barges at a cost of $37,000,000, subject to adjustment for the price of steel. These 17 tank barges, 16 of which are scheduled for delivery in 2005 and one in 2006, are replacement barges for older tank barges scheduled to be removed from service. In addition, the 2005 program will also include 20 double hull, 10,000 barrel capacity, tank barges and one double hull, 30,000 barrel capacity, specialty tank barge at a cost of $28,000,000, subject to adjustment for the price of steel. These 21 tank barges, scheduled for delivery primarily in the second half of 2005, will be additional capacity, positioning the Company to obtain petrochemical movements it currently does not have the capacity to handle.

      The Company is in excellent financial position to take advantage of internal and external growth opportunities in a consolidating marine transportation industry. External growth opportunities include potential acquisitions of inland tank barge operations that become available as a result of fleet replacement decisions faced by other operators, and outsourcing by shippers and customers seeking to single source tank barge requirements. Increasing the fleet size would allow the Company to improve asset utilization through more backhaul opportunities, faster barge turnarounds, more efficient use of horsepower, barges positioned closer to cargos, lower incremental costs due to enhanced purchasing power, minimal incremental administrative staff and less cleaning due to operating more barges with compatible prior cargoes.
      The Company anticipates that during 2005, the U.S. and global economies will be stable to modestly improving, which may lead to an increase in petrochemical volumes transported by the Company’s marine transportation segment. However, continued high and volatile feedstock and energy costs could slow down or delay any improvement in petrochemical volumes. Industry wide, tank barge capacity declined during 2001 and 2002, and remained relatively constant in 2003. In 2004, some incremental capacity was added to the industry fleet. A smaller industry-wide tank barge capacity supports higher industry utilization and an improved pricing environment.
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
      Property, Maintenance and Repairs. Property is recorded at cost. Improvements and betterments are capitalized as incurred. Depreciation is recorded on the straight-line method over the estimated useful lives of the individual assets. When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in the statement of earnings. Routine maintenance and repairs are charged to operating expense as incurred on an annual basis. The Company reviews long-lived assets for impairment by vessel class whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of the assets to future net cash expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There are many assumptions and estimates underlying the determination of an impairment event or loss, if any. The assumptions and estimates include, but are not limited to, estimated fair market value of the assets and estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used, and estimated salvage values. Although the Company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.
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
      On October 31, 2002, the Company completed the acquisition of seven inland tank barges and 13 inland towboats from Coastal for $17,053,000 in cash. In addition, the Company and Coastal entered into a barge management agreement whereby the Company will serve as manager of the two companies’ combined black oil fleet for a period of seven years. The combined black oil fleet consists of 54 barges owned by Coastal, of which 37 are currently active, and the Company’s 68 active black oil barges. In a related transaction, on September 25, 2002, the Company purchased from Coastal three black oil tank barges for $1,800,000 in cash.
      On December 15, 2002, the Company purchased 94 double hull inland tank barges from Union Carbide for $23,000,000. In February 2001, the Company had entered into a long-term lease with Union Carbide for the 94 inland tank barges. The inland tank barges were acquired by Dow as part of the February 5, 2001 merger between Union Carbide and Dow. Nine of the 94 inland tank barges were out-of-service and subsequently sold.
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
      On April 7, 2004, the Company purchased from Walker, a subsidiary of Ingram, Walker’s diesel engine service operations and parts inventory located in Paducah, Kentucky for $5,755,000 in cash. In addition, the Company entered into a contract to provide diesel engine services to Ingram.
      On April 16, 2004, the Company purchased a one-third interest in Osprey for $4,220,000. The purchase price consisted of cash of $2,920,000 and notes payable totaling $1,300,000 due in April 2005. The remaining two-thirds interest is owned by Cooper/ T. Smith Corporation and Richard L. Couch. Osprey, formed in 2000, operates a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, several ports located above Baton Rouge on the Mississippi River, as well as coastal service along the Gulf of Mexico. Revenues for Osprey for 2004 were approximately $13,800,000.
Results of Operations
      The Company reported 2004 net earnings of $49,544,000, or $1.97 per share on revenues of $675,319,000, compared with net earnings of $40,918,000, or $1.67 per share, on revenues of $613,474,000 for 2003, and net earnings of $27,446,000, or $1.13 per share, on revenues of $535,403,000 for 2002. The 2002 year included $18,933,000 before taxes, $12,498,000 after taxes, or $.51 per share, non-cash impairment of long-lived assets and an equity investment.
      Marine transportation revenues for 2004 totaled $588,828,000, or 87% of total revenues, compared with $530,411,000, or 86% of total revenues for 2003 and $450,280,000, or 84% of total revenues for 2002. Diesel engine services revenues for 2004 totaled $86,491,000, or 13% of total revenues, compared $83,063,000, or 14% of total revenues for 2003 and $85,123,000, or 16% of total revenues for 2002.
      For purposes of the Management’s Discussion, all earnings per share are “Diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings for 2004, 2003 and 2002 were 25,157,000, 24,506,000, and 24,394,000, respectively.
Marine Transportation
      The Company, through its marine transportation segment, is a provider of marine transportation services, operating a current fleet of 885 active inland tank barges and 235 active inland towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. The marine transportation segment is also the managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The partnership is accounted for under the equity method of accounting.
      The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2004 (dollars in thousands):

			% Change		% Change
			2004 to		2003 to
	2004	2003	2003	2002	2002

Marine transportation revenues	$588,828	$530,411	11%	$450,280	18%

Costs and expenses:
Costs of sales and operating expenses	365,590	332,600	10	269,838	23
Selling, general and administrative	65,278	57,271	14	52,967	8
Taxes, other than on income	13,349	12,824	4	10,548	22
Depreciation and amortization	52,076	50,442	3	42,332	19

	496,293	453,137	10	375,685	21

Operating income	$92,535	$77,274	20%	$74,595	4%

Operating margins	15.7%	14.6%		16.6%

2004 Compared with 2003

Marine Transportation Revenues
      Marine transportation revenues for 2004 increased 11% compared with 2003, reflecting stronger petrochemical and black oil products volumes, modest contract rate increases, and labor and producer price index escalators effective January 1, 2004 on numerous multi-year contracts. In addition, the 2004 year reflected the full 2004 first quarter impact of the January 15, 2003 purchase of the inland tank barge fleet of SeaRiver.
      Petrochemical volumes transported were strong for all of 2004, due primarily to the improved U.S. and global economies. Contract customers operated their plants at high utilization rates throughout 2004, resulting in high barge utilization for most products and trade lanes.
      Black oil volumes during 2004 were higher than 2003, reflecting increased refinery production generating demand for waterborne transportation of heavier refinery residual oil by-products. In addition, the continued high natural gas prices during 2004 resulted in the continued use of residual fuel as a substitute for natural gas for the production of refined products.
      Refined products volumes transported into the Midwest from the Gulf Coast during 2004 were generally at normal seasonal levels, with demand stronger in April through August, the typical summer driving season.
      Agricultural chemical volumes were weak throughout 2004, with some improvement in the 2004 fourth quarter. High Midwest inventory levels and high product prices during the 2004 first six months caused volumes to be weak. During the 2004 third quarter, despite low Midwest inventory levels, volumes transported were reduced from 2003 levels as high prices for liquid fertilizer products curtailed demand.
      The Company incurred a record 8,392 delay days during 2004, a 30% increase over 6,462 delay days incurred in 2003. The 2004 delay days included the closure of a major lock for repair on the Gulf Intracoastal Waterway in May and the closure of a major lock on the Ohio River for repair in August. The delay days also included high water conditions, principally during the second and fourth quarters, a significant number of fog days along the Gulf Coast in the first and fourth quarters, and Hurricane Ivan in September.
      Hurricane Ivan, which made landfall near Gulf Shores, Alabama on September 16, 2004, adversely affected the Company’s operations. The initial projected path was from New Orleans to the Florida panhandle. In anticipation of Hurricane Ivan, most petrochemical plants and refineries in the projected path closed. Additionally, the Company moved equipment out of the projected path of the storm, disrupting the Company’s distribution systems and resulting in repositioning costs. Hurricane Ivan’s impact was an estimated $.02 per share, including the impact on the operations of the Company’s 35% owned offshore partnership with a Florida utility accounted for under the equity method of accounting.
      During 2004, approximately 70% of marine transportation volumes were under term contracts and 30% were spot market volumes. Contracts renewed during 2004 increased on average of 3% to 4%, primarily the result of stronger industry demand and higher utilization of tank barges. Depending on when the contract was priced, some contracts were increased by a higher percentage, while others were adjusted by a lower percentage. Effective January 1, 2004, escalators for labor and the producer price index on numerous multi-year contracts increased term contract rates by approximately 2%. During 2004, spot market rates were 15% to 20% higher for most product lines when compared with 2003 and were above contract rates.

Marine Transportation Costs and Expenses
      Total costs and expenses for 2004 increased 10% compared with 2003, reflecting increased volumes noted above and the full year impact of the January 15, 2003 acquisition of the SeaRiver fleet.
      Costs of sales and operating expenses for 2004 increased 10% over 2003. The increase reflected wage increases and related expenses effective January 1, 2004, as well as additional expenses associated with the increased volumes transported. During 2004, the segment operated an average of 235 inland towboats compared with an average of 225 during 2003. The number of towboats operated and crews required fluctuates daily, depending on the volumes moved, weather conditions and voyage times. The segment consumed 56.2 million gallons of diesel fuel during 2004 compared with 56.0 million gallons consumed in 2003.
      The average cost of diesel fuel continued to increase during 2004. For 2004, the average price per gallon consumed was $1.13, a 27% increase over 2003 average price of 89 cents. Term contracts contain fuel escalation clauses that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before contracts are adjusted.

      Selling, general and administrative expenses for 2004 increased 14% compared with 2003. The increase reflected salary increases and related expenses, effective January 1, 2004, higher incentive compensation accruals, higher medical costs and increased professional and legal fees.
      Taxes, other than on income, for 2004 increased 4% compared with 2003. The increase was primarily attributable to higher waterway use taxes from increased business activity levels and higher property taxes on new and existing inland tank barges and towboats.
      Depreciation and amortization for 2004 increased 3% compared with 2003. The increase was attributable to new tank barges and increased capital expenditures in 2004 and 2003.

Marine Transportation Operating Income and Operating Margins
      The marine transportation operating income for 2004 increased 20% compared with 2003. The operating margin increased to 15.7% for 2004 compared with 14.6% for 2003. The higher operating margin for 2004 reflected improved volumes, the January 1, 2004 labor and producer price index escalators on numerous multi-year contracts, the renewal of contracts with rate increases on average of 3% and 4%, and the 15% to 20% increase in spot market rates.
2003 Compared With 2002

Marine Transportation Revenues
      Revenues for 2003 compared with 2002 increased 18%, reflecting revenues generated from the October 2002 acquisition of 10 inland black oil tank barges and 13 towboats from Coastal and the signing of a barge management agreement to manage Coastal’s remaining 54 black oil barges, of which 37 are currently active. Revenues from the managed Coastal tank barges were included in marine transportation revenues. The increase also reflected revenues generated from the purchase of 48 inland tank barges and seven towboats, and the assumption of 16 leased inland tank barges from SeaRiver in January 2003.
      Petrochemical volumes transported into the Midwest, excluding the SeaRiver volumes, reflected a continued gradual improvement during 2003 when compared with 2002. During the second half of 2003, volumes of petrochemicals used in the production of gasoline blending components were strong. Petrochemical volumes along the Gulf Coast, excluding the SeaRiver volumes, also reflected a continued gradual improvement.
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
      Refined product volumes into the Midwest for 2003 were generally at normal seasonal levels, slow in the first quarter, improving with seasonal demand in the second and third quarters and stronger than normal in the fourth quarter. During the second and third quarters, low Midwest inventory levels and Gulf Coast versus Midwest gasoline price differentials encouraged the movements of gasoline from the Gulf Coast into the Midwest. The stronger than normal fourth quarter demand for gasoline movements was fueled by numerous Midwest refinery outages for maintenance, as well as low Midwest inventory levels.
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
      During 2003, approximately 70% of marine transportation volumes were under term contracts and 30% were spot market volumes. Contract rates on renewals remained relatively flat for the first nine months of

2003, with limited ability to pass through inflationary cost increases in renewals. During the 2003 fourth quarter, the modest improvement in the petrochemical and refined products markets resulted in some modest contract renewal increases. The modestly stronger 2003 petrochemical and refined products markets also helped overall spot market rates. During 2003, spot market rates fluctuated over and under contracts rates, depending on market demand, fuel prices, weather conditions and other factors; however, on average, 2003 spot market rates were slightly higher than 2002.

Marine Transportation Costs and Expenses
      Total costs and expenses for 2003 increased 21% compared with 2002, reflecting the additional costs and expenses associated with operating additional tank barges and towboats purchased from Coastal in October 2002 and the related barge management agreement signed with Coastal, and the SeaRiver fleet acquisition in January 2003.
      Costs of sales and operating expenses for 2003 were 23% higher than 2002, reflecting additional vessel personnel and higher operating expenses from the acquisitions noted above. The segment operated an average of 229 towboats during the 2003 first quarter, 226 during the second quarter, 222 during the third quarter and 224 during the fourth quarter. The number of towboats operated and crews required fluctuates daily, depending on the volumes moved, weather conditions and voyage times.
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
      Selling, general and administrative expenses for 2003 increased 8% when compared with 2002. The increase reflected higher incentive compensation accruals, professional fees, and additional administrative personnel to support the acquisitions noted above.
      Taxes, other than on income for 2003 increased 22% compared with 2002, primarily reflecting increased waterway use taxes and property taxes resulting from the acquisitions noted above.
      Depreciation and amortization expense for 2003 increased 19% over 2002. The increase reflected new tank barge additions in 2002 and 2003, as well as the acquisitions noted above.

Marine Transportation Operating Income and Operating Margins
      The marine transportation operating income for 2003 increased 4% compared with 2002. The 2003 operating margin declined to 14.6% compared with 16.6% earned in 2002. The lower operating margin for 2003 reflected the segment’s inability to pass through to its customers, through contract rate renewals and spot market rates, increases in its costs and expenses in excess of the inflation rate. The lower operating margin for 2003 also reflected more severe winter weather conditions in the first quarter of 2003 compared with the 2002 first quarter, major repairs to a critical lock on the Gulf Intracoastal Waterway and rapidly escalating fuel prices during the 2003 first quarter that were only partially recovered under contractual fuel escalation clauses in the 2003 second quarter. The 2003 year also included a full year of revenue from the October 31, 2002 purchase of the Coastal tank barges and towboats and barge management agreement between the Company and Coastal. The Company’s management of the Coastal tank barges is accounted for as an unincorporated joint venture, whereby all revenues and certain expenses of the managed tank barges are consolidated in the Company’s financial statements. The distribution of Coastal’s share of the joint venture’s operating profits is recognized as an operating expense, which lowered the Company’s 2003 marine transportation operating margin by an estimated 1%.
Diesel Engine Services
      The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair large medium-speed and high-speed diesel engines and reduction gears, and maintains facilities to rebuild component parts or entire large medium-speed and high-speed diesel engines, and entire reduction gears. The segment services the marine, power generation and railroad markets.
      The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2004 (dollars in thousands):

			% Change		% Change
			2004 to		2003 to
	2004	2003	2003	2002	2002

Diesel engine services revenues	$86,491	$83,063	4%	$85,123	(2)%

Costs and expenses:
Costs of sales and operating expenses	64,723	62,266	4	63,928	(3)
Selling, general and administrative	11,882	11,530	3	11,111	4
Taxes, other than on income	335	332	—	303	10
Depreciation and amortization	1,163	1,045	11	940	11

	78,103	75,173	4	76,282	(1)

Operating income	$8,388	$7,890	6%	$8,841	(11)%

Operating margins	9.7%	9.5%		10.4%

2004 Compared with 2003

Diesel Engine Services Revenues
      Diesel engine services revenues for 2004 were 4% higher than 2003 and were positively impacted by the April 2004 purchase of the Midwest diesel engine services operations of Walker and increased demand for parts in all railroad markets, especially the transit railroad market. The nuclear power generation market was strong in the second half of 2004, enhanced with direct parts sales to a major customer. The Gulf Coast offshore oil service market was weak for all of 2004 and the East Coast and West Coast marine markets were weak for the first nine months, but experienced some improvement in the 2004 fourth quarter.

Diesel Engine Services Costs and Expenses
      Costs and expenses for 2004 increased 4% when compared with 2003. Costs of sales and operating expenses increased 4%, reflecting the increased revenue as noted above. Selling, general and administrative expenses for 2004 were 3% higher than 2003, principally due to increases in salaries and related expenses and higher employee medical costs.

Diesel Engine Services Operating Income and Operating Margins
      Operating income for the diesel engine services segment for 2004 was 6% higher than 2003 and the operating margin improved slightly to 9.7% in 2004 compared with 9.5% for 2003. Both the improved operating income and operating margin reflected the stronger railroad and nuclear power generation markets.
2003 Compared With 2002

Diesel Engine Services Revenues
      Revenues for 2003 reflected a 2% decrease when compared with 2002. During 2003, two of diesel engine services’ primary markets, the Gulf Coast offshore well service market and the Midwest dry cargo barge market, remained weak. These markets, as well as a weak East Coast marine market, negatively impacted revenues, and were only partially offset by a stronger West Coast marine market and nuclear power generation market.

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

Diesel Engine Services Operating Income and Operating Margins
      Operating income for the diesel engine services segment for 2003 was 11% lower than 2002, and the operating margin declined to 9.5% compared with 10.4% for 2002. The lower operating margin was primarily attributable to an increase in parts sales and lower service revenue. During 2003, service revenue represented 46% of total revenue compared with 51% for 2002, while parts revenue represented 54% of total 2003 revenue compared with 49% in 2002. Parts sales generally earn a lower operating margin than service work.
General Corporate Expenses
      General corporate expenses for 2004, 2003 and 2002 were $7,565,000, $6,351,000, and $5,677,000, respectively. The 19% increase in 2004 compared with 2003 reflects increases in salaries and related expenses effective January 1, 2004, higher employee incentive compensation accruals, higher employee medical costs, increased legal and professional fees, and the costs of evaluating and implementing new accounting and governmental regulations, including the requirements of the Sarbanes-Oxley Act of 2002. The 12% increase in 2003 compared with 2002 was primarily due to higher employee incentive compensation accruals and professional fees.

Other Income and Expenses
      The following table sets forth the impairment of long-lived assets, gain (loss) on disposition of assets, equity in earnings of marine affiliates, impairment of equity investment, other expense, minority interests and interest expense for the three years ended December 31, 2004 (dollars in thousands):

			% Change		% Change
			2004 to		2003 to
	2004	2003	2003	2002	2002

Impairment of long-lived assets	$—	$—	—%	$(17,712)	N/A
Gain (loss) on disposition of assets	(299)	(99)	202%	624	(116)%
Equity in earnings of marine affiliates	1,002	2,932	(66)%	700	319%
Impairment of equity investment	—	—	—%	(1,221)	N/A
Other expense	(347)	(119)	192%	(155)	(23)%
Minority interests	(542)	(902)	(40)%	(962)	(6)%
Interest expense	(13,263)	(14,628)	(9)%	(13,540)	8%

Asset Impairments
      During the fourth quarter of 2002, the Company recorded $18,933,000 of non-cash pre-tax impairment charges. The after-tax effect of the charges was $12,498,000 or $.51 per share. Of the total pre-tax charges, $17,241,000 was due to reduced estimated cash flows resulting from reduced lives on the Company’s single hull fleet and its commitment to sell certain vessels. The reduced estimated useful lives on 114 single hull tank barges was due to market bias against single hull tank barges and the assessment of the impact of new regulations issued in September 2002 by the USCG that require the installation of tank level monitoring devices on all single hull tank barges by October 2007. The Company plans to retire all of its single hull tank barges by October 17, 2007. The Company committed to sell 21 inactive or out-of-service double hull tank barges and five inactive towboats and reduced the carrying value of these vessels by $5,682,000 to fair value of $2,621,000. The charges also included a $1,221,000 write-down of an investment in an unconsolidated affiliate to its estimated fair value and a $471,000 write-down of surplus diesel shop equipment.

Gain (Loss) on Disposition of Assets
      The Company reported a net loss on disposition of assets of $299,000 in 2004 and $99,000 in 2003 compared with a net gain of $624,000 in 2002. The net losses and gain were predominantly from the sale of marine equipment.

Equity in Earnings of Marine Affiliates
      Equity in earnings of marine affiliates, consisting primarily of a 35% owned offshore marine partnership, decreased to $1,002,000 in 2004, a 66% decrease compared with 2003. For 2003, equity in earnings increased to $2,932,000, a 319% increase compared with 2002. During 2004, 2003 and 2002, the four offshore dry-cargo barge and tugboats units owned through the 35% owned partnership with a public utility were generally employed under the partnership’s contract to transport coal across the Gulf of Mexico, with a separate contract for the backhaul of limestone rock. Hurricanes Ivan, Francis and Jeanne, during August and September 2004, negatively impacted the Company’s 2004 year, resulting in fewer work days for the four partnership barge and tug units during the third quarter. Equity in earnings of marine affiliates was also negatively impacted in 2004 by the sale of the Company’s 50% interest in a Shreveport, Louisiana liquid products terminal, resulting in a $598,000 pre-tax loss on the sale. The significant improvement in equity in earnings for 2003 over 2002 reflected close to full utilization of the partnership’s fleet. The lower results for 2002 primarily reflected reduced rates on the renewed coal transportation contract, and the timing of maintenance on three of the four units in the partnership.

Interest Expense
      Interest expense for 2004 decreased 9% compared with 2003, primarily attributable to lower average debt levels. The 8% increase in interest expense for 2003 compared with 2002 reflected higher average debt, offset to some degree by lower average interest rates. The higher average debt level was attributable to the Coastal acquisition in October 2002, the Union Carbide acquisition in December 2002, the SeaRiver acquisition in January 2003 and higher capital expenditures levels, partially offset by higher cash flow from operating activities. During 2004, 2003 and 2002, the average debt and average interest rate, including the effect of interest rate swaps, were $253,301,000 and 5.2%, $282,378,000 and 5.2%, and $240,954,000 and 5.6%, respectively.
Financial Condition, Capital Resources and Liquidity

Balance Sheet
      Total assets as of December 31, 2004 were $904,675,000 compared with $854,961,000 as of December 31, 2003 and $791,758,000 as of December 31, 2002. The following table sets forth the significant components of the balance sheet as of December 31, 2004 compared with 2003 and 2003 compared with 2002 (dollars in thousands):

			% Change		% Change
			2004 to		2003 to
	2004	2003	2003	2002	2002

Assets:
Current assets	$139,650	$131,779	6%	$119,468	10%
Property and equipment, net	574,211	536,512	7	486,852	10
Investment in marine affiliates	12,205	9,162	33	10,238	(11)
Goodwill, net	160,641	156,726	2	156,726	—
Other assets	17,968	20,782	(14)	18,474	12

	$904,675	$854,961	6%	$791,758	8%

Liabilities and stockholders’ equity:
Current liabilities	$104,390	$98,868	6%	$91,245	8%
Long-term debt-less current portion	217,436	255,040	(15)	265,665	(4)
Deferred income taxes	123,330	106,134	16	85,768	24
Minority interests and other long-term liabilities	24,284	22,787	7	25,769	(12)
Stockholders’ equity	435,235	372,132	17	323,311	15

	$904,675	$854,961	6%	$791,758	8%

2004 Compared With 2003
      Current assets as of December 31, 2004 increased 6% compared with December 31, 2003. Trade accounts receivable increased 23%, primarily reflecting the stronger marine transportation volumes and resulting higher revenues in the fourth quarter of 2004 over the fourth quarter of 2003. The 60% decrease in other accounts receivable reflected a reduction in a receivable from the Internal Revenue Service of $11,809,000. Inventory — finished goods increased 10% and primarily reflected inventory purchased in the Walker acquisition. Prepaid expenses and other current assets increased 15%, reflecting an increase in prepaid fuel inventory due to the higher price of fuel, and an increase in current portion of pension assets, partially offset by the sale of certain assets held for sale during 2004. The Company increased its allowance for doubtful accounts by $270,000, primarily in the marine transportation segment.

      Property and equipment, net of accumulated depreciation, at December 31, 2004 increased 7% compared with December 31, 2003. The increase reflected $93,604,000 of capital expenditures, more fully described under Capital Expenditures below, $1,677,000 for the purchase of three pre-owned tank barges and the remaining interest in a liquid products terminal, and $278,000 of property with the Walker acquisition, less $54,700,000 of depreciation expense and property write-downs and disposals of $3,160,000 during 2004.
      Investment in marine affiliates at December 31, 2004 increased 33% compared with December 31, 2003. The increase reflected the $4,220,000 purchase of a one-third interest in Osprey in April 2004, equity in earnings of marine affiliates of $1,002,000, including a loss of $598,000 from the sale of the Company’s 50% interest in a liquid products terminal recorded in September 2004, less $1,134,000 of distributions received during 2004.
      Other assets as of December 31, 2004 decreased 14% compared with December 31, 2003. The decrease was primarily attributable to the amortization of the long-term prepaid pension asset and the early payoff of two notes receivable from prior year marine equipment sales, partially offset by the 2004 pension plan contribution of $4,600,000.
      Goodwill — net as of December 31, 2004 increased 2% compared with December 31, 2003, reflecting goodwill recorded in the Walker acquisition.
      Current liabilities as of December 31, 2004 increased 6% compared with December 31, 2003. The increase was primarily attributable to higher employee compensation accruals, the $1,300,000 current notes payable issued in the Osprey acquisition, higher deferred revenue liability due to a large diesel engine services power generation project in Europe and increased property tax accruals. Offsetting these increases was a reduced accrual for incurred but not reported claims, the result of favorable claims experience.
      Long-term debt, less current portion, as of December 31, 2004 decreased $37,604,000, or 15% compared with December 31, 2003. The reduction primarily reflected the reduction of long-term debt using the Company’s 2004 net cash provided by operating activities of $126,751,000, proceeds from the exercise of stock options totaling $9,549,000 and $2,665,000 of proceeds from the disposition of assets. Borrowings were used to finance the 2004 capital expenditures of $93,604,000, and acquisition of businesses and marine equipment of $10,174,000.
      Deferred income taxes as of December 31, 2004 increased 16% compared with December 31, 2003, primarily due to bonus tax depreciation on qualifying capital expenditures due to federal legislation enacted in 2002 and 2003.
      Minority interest and other long-term liabilities as of December 31, 2004 increased 7% compared with December 31, 2003, primarily due to the recording of a $325,000 increase in the fair value of the interest rate swap agreements during 2004, more fully described under Long-Term Financing below, and increases in accruals for employee deferred compensation and postretirement benefits.
      Stockholders’ equity as of December 31, 2004 increased 17% compared with December 31, 2003. The increase was the result of $49,544,000 of net earnings for 2004, a $8,130,000 decrease in treasury stock, a increase of $6,403,000 in additional paid-in capital, a $278,000 increase in accumulated other comprehensive income and the recording of $1,252,000 of net deferred compensation related to restricted stock options. The decrease in treasury stock and increase in additional paid-in capital were attributable to the exercise of stock options and the issuance of restricted stock. The increase in accumulated other comprehensive income resulted from the net changes in fair value of interest rate swap agreements, net of taxes, more fully described under Long-Term Financing below.
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
      Property and equipment, net of accumulated depreciation, as of December 31, 2003 increased 10% compared with December 31, 2002. The increase reflected $72,356,000 of capital expenditures, more fully described under Capital Expenditures below, the acquisition of the SeaRiver fleet and the purchase of two tankering companies for a total of $36,466,000, less $52,929,000 of depreciation expense and property disposals of $6,233,000 during 2003.
      Investment in marine affiliates as of December 31, 2003 decreased 11% compared with 2002, reflecting equity in earnings of marine affiliates of $2,932,000, less $4,009,000 of distributions received during 2003.
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
      Current liabilities as of December 31, 2003 increased 8% compared with December 31, 2002. The increase was due to higher accounts payable, primarily the result of the acquisition of the SeaRiver fleet in January 2003 and higher related business activities, the classification of $650,000 of fair market value of interest rate swap agreements as short-term instead of long-term, increased accruals for barge charters, as well as higher employee compensation accruals. In addition, waterway use taxes and property taxes were higher due to increased business activity levels and the acquisition of the SeaRiver fleet. Offsetting these increases was a reduced accrual for incurred but not reported claims, the result of favorable claims experience.
      Long-term debt, less current portion, as of December 31, 2003 decreased 4% compared with December 31, 2002. The reduction primarily reflected the pay down of long-term debt using the Company’s 2003 net cash provided by operating activities of $112,230,000, proceeds from the disposition of assets totaling $7,069,000 and $4,901,000 of proceeds from the exercise of stock options. Borrowings totaling $37,816,000 were used to finance a portion of the cost of the January 2003 SeaRiver marine equipment acquisition, two tankering company acquisitions, and 2003 capital expenditures.
      Deferred income taxes as of December 31, 2003 increased 24% compared with December 31, 2002 primarily due to bonus tax depreciation on qualifying capital expenditures due to federal legislation enacted in 2002 and 2003.
      Minority interest and other long-term liabilities as of December 31, 2003 decreased 12% compared with December 31, 2002, primarily due to the recording of a $3,744,000 decrease in the fair value of the interest rate swap agreements for 2003, more fully described under Long-Term Financing below.
      Stockholders’ equity as of December 31, 2003 increased 15% compared with December 31, 2002. The increase primarily was the result of $40,918,000 of net earnings, a decrease in treasury stock of $4,941,000, a $2,112,000 increase in accumulated other comprehensive income and the recording of $1,003,000 of net deferred compensation related to restricted stock options. The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock. The increase in accumulated other comprehensive income resulted primarily from the net changes in fair value of interest rate swap agreements, net of taxes, more fully described under Long-Term Financing below.

Retirement Plans
      The Company sponsors a defined benefit plan for vessel personnel. The plan benefits are based on an employee’s years of service and compensation. The plan assets primarily consist of fixed income securities and corporate stocks. The Company’s pension plan funding strategy is to contribute an amount equal to the greater of the minimum required contribution under ERISA and the amount necessary to fully fund the plan on an accumulated benefit obligation basis at the end of the fiscal year. The fair value of plan assets was $76,446,000 and $67,691,000 at November 30, 2004 and 2003, respectively.
      The Company’s investment strategy is to emphasize total return (capital appreciation plus dividend and interest income). The primary objective in the investment management of assets is to emphasize long-term growth of principal while avoiding excessive risk. Risk is managed through diversification of investments both within and among asset classes, as well as by choosing securities that have an established trading and underlying operating history.
      The Company assumed that plan assets would generate a long-term rate of return of 8.75% during both 2004 and 2003. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants, and considering historical returns for various asset classes and actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

Long-Term Financing
      The Company has a $150,000,000 unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank, and with a maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in bank commitments under the agreement from $150,000,000 up to a maximum of $225,000,000 without further amendments to the agreement. Borrowing options under the Revolving Credit Facility allow the Company to borrow at an interest rate equal to either the LIBOR plus a margin ranging from .75% to 1.50%, depending on the Company’s senior debt rating; or an adjusted Certificate of Deposit (“CD”) rate plus a margin ranging from .875% to 1.625%, also depending on the Company’s senior debt rating; or the greater of prime rate, Federal Funds rate plus .50%, or the secondary market rate for three-month CD rate plus 1%. A commitment fee is charged on the unused portion of the Revolving Credit Facility at a rate ranging from .20% to .40%, depending on the Company’s senior debt rating, multiplied by the average unused portion of the Revolving Credit Facility, and is paid quarterly. A utilization fee equal to .125% to .25%, also depending on the Company’s senior debt rating, of the average outstanding borrowings during periods in which the total borrowings exceed 33% of the total $150,000,000 commitment, is also paid quarterly. At March 4, 2005, the applicable interest rate spread over LIBOR was .875% and the commitment fee and utilization fee were .25% and .125%, respectively. The Revolving Credit Facility also includes a minimum net worth requirement of $250,000,000. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. The Company was in compliance with all Revolving Credit Facility covenants as of December 31, 2004. As of December 31, 2004, $15,000,000 was outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $10,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility totaled $7,612,000 as of December 31, 2004.
      On February 28, 2003, the Company issued $250,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to the LIBOR plus a margin of 1.2%. The Senior Notes are callable at par after one year without penalty and no principal payments are required until maturity in 2013. The proceeds of the Senior Notes were used to repay $121,500,000 of the outstanding balance on the Company’s term loan credit facility, described in the next paragraph, and $128,500,000 of the outstanding balance on the Revolving Credit Facility. On November 29, 2004, the Company prepaid $50,000,000 of the Senior Notes. As of December 31, 2004, $200,000,000 was outstanding under the Senior Notes. The Company was in compliance with all Senior Notes covenants at December 31, 2004.

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
      The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit. The Credit Line, which matures on November 2, 2005, allows the Company to borrow at an interest rate equal to either LIBOR plus a margin of 1%; or the higher of prime rate or the Federal Funds rate plus .50%. As of December 31, 2004, $2,400,000 was outstanding under the Credit Line and outstanding letters of credit totaled $476,000.
      The Company has an uncommitted $5,000,000 revolving credit note (“Credit Note”) with BNP Paribas (“BNP”) for short-term liquidity needs. The Credit Note, which matures on December 31, 2005, allows the Company to borrow at an interest rate equal to BNP’s current day cost of funds plus .35%. The Company did not have any borrowings outstanding under the Credit Note as of December 31, 2004.
      The Company has on file with the Securities and Exchange Commission a shelf registration on Form S-3 for the issuance of up to $250,000,000 of debt securities, including medium term notes providing for the issuance of fixed rate or floating rate debt with maturities of nine months or longer. As of December 31, 2004, $121,000,000 was available under the shelf registration, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, working capital requirements and reductions of the Company’s Revolving Credit Facility and Senior Notes. As of December 31, 2004, there were no outstanding debt securities under the shelf registration.
      From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and Senior Notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of December 31, 2004, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate Senior Notes as follows (dollars in thousands):

Notional				Fixed
amount	Trade date	Effective date	Termination date	pay rate	Receive rate

$100,000	February 2001	March 2001	March 2006	5.64%	One-month LIBOR
$100,000	September 2003	March 2006	February 2013	5.45%	Three-month LIBOR
$ 50,000	April 2004	April 2004	May 2009	4.00%	Three-month LIBOR
      On April 29, 2004, the Company extended a hedge on part of its exposure to fluctuations in short-term interest rates by entering into a five-year interest rate swap agreement with a notional amount of $50,000,000 to replace a $50,000,000 interest rate swap that expired in April 2004. Under the agreement, the Company will pay a fixed rate of 4.00% for five years and will receive floating rate interest payments to offset floating rate interest obligations under the Senior Notes. The interest rate swap was designated as a cash flow hedge for the Senior Notes.
      These interest rate swaps hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in 2004 and 2003. At December 31, 2004, the total fair value of the interest rate swap agreements was $8,189,000, of which $196,000 and $50,000 were recorded as other current asset and other accrued liability, respectively, for swap maturities within the next twelve months, and $8,335,000 was recorded as other long-term liability for swap maturities greater than twelve months. At December 31, 2003, the total fair value of the interest rate swap agreements was $8,660,000, of which $650,000 was recorded as an other accrued liability for swap maturities within the next twelve months, and $8,010,000 was recorded as an other long-term liability for swap maturities greater than twelve months. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $5,793,000 and $6,488,000 for the years ended December 31, 2004 and 2003, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $2,253,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of December 31, 2004 and 2003 based on quoted market values of the Company’s portfolio of derivative instruments.

Capital Expenditures
      Capital expenditures for 2004 totaled $93,604,000, of which $43,606,000 were for construction of new tank barges, and $49,998,000 were primarily for upgrading of the existing marine transportation fleet. Capital expenditures for 2003 totaled $72,356,000, of which $23,943,000 were for construction of new tank barges, and $48,413,000 were primarily for upgrading of the existing marine transportation fleet. Capital expenditures for 2002 totaled $47,709,000, of which $8,366,000 were for construction of new tank barges, and $39,343,000 were primarily for upgrading of the existing marine transportation fleet. The Company’s 2004 new tank barge construction replaced older petrochemical and refined petroleum products tank barges, as well as black oil tank barges, as they were retired from service.
      In February 2002, the Company entered in a contract for the construction of two double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of black oil products. The two tank barges were placed into service during the 2003 first quarter. The total purchase price of the two barges was $3,589,000 of which $164,000 was expended in 2002, with the balance expended in 2003. Financing of the construction of the two barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.
      In February 2002, the Company also entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Two of the tank barges were delivered in the 2003 second quarter, one in the third quarter and two in the fourth quarter. The sixth tank barge was delivered in February 2004. The total purchase price of the six barges was $9,475,000, of which $780,000 was expended in 2002, $8,612,000 in 2003, and the balance in the 2004 first quarter. Financing of the construction of the six barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.
      In October 2002, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemical and refined petroleum products. Two of the six barges were delivered in the 2004 second quarter, three in the third quarter and one in the fourth quarter. The total purchase price of the six barges was approximately $9,100,000, of which $1,111,000 was expended in 2003, with the balance expended in 2004. Financing of the construction of the six barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.
      In May 2003, the Company entered into a contract for the construction of 16 double hull, 30,000 barrel capacity, inland tank barges, with 12 for use in the transportation of black oil products and four for use in the transportation of petrochemical and refined petroleum products. Six of the 16 barges were delivered in 2003, one in the 2004 first quarter and nine in the 2004 second quarter. The total purchase price of the 16 barges was $28,400,000, of which $10,806,000 was expended in 2003, with the balance expended in 2004. Financing of the construction of the 16 barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.
      In October 2003, the Company entered into a contract for the construction of nine double hull, 30,000 barrel capacity, inland tank barges, with five for use in the transportation of petrochemicals and refined petroleum products and four for use in the transportation of black oil products. Four barges were delivered in the 2004 third quarter and five in the 2004 fourth quarter. The total purchase price of the nine barges was approximately $14,100,000, expended in 2004. Financing of the construction of the nine barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.
      In June 2004, the Company entered into a contract for the construction of 11 double hull, 30,000 barrel capacity, inland tank barges. Four of the tank barges will be for use in the transportation of petrochemical and refined petroleum products and seven for use in the transportation of black oil products. Delivery of the 11 barges is scheduled for March through June 2005. The total purchase price of the 11 barges is approximately $24,000,000, of which no expenditures were made in 2004, subject to adjustment based on steel prices and any scrap surcharges that apply at the time the steel is shipped. Financing of the construction of the 11 barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.
      In July 2004, the Company entered into a contract for the construction of six double hull, 30,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined petroleum products, and one double hull, 30,000 barrel capacity, specialty petrochemical inland tank barge. Delivery of the seven barges is scheduled over a twelve-month period starting in the 2005 second quarter. The total purchase price of the seven barges is approximately $18,000,000, of which $3,874,000 was expended in 2004, subject to adjustment based on steel prices and any scrap surcharges that apply at the time the steel is shipped. Financing of the construction of the seven barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.
      In November 2004, the Company entered into a contract for the construction of 20 double hull, 10,000 barrel capacity, inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Delivery of the 20 barges is scheduled for May through October 2005. The total purchase price of the 20 barges is approximately $24,500,000, subject to adjustment based on steel prices. Financing of the construction of the 20 barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.
      A number of tank barges in the combined black oil fleet of the Company and Coastal are scheduled to be retired and replaced with new tank barges. Under the Company’s barge management agreement with Coastal, Coastal has the right to maintain its same capacity share of the combined fleet by building replacement barges as older barges are retired.
      Funding for future capital expenditures and new tank barge construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases
      The Company did not purchase any treasury stock during 2004 or 2003. During 2002, the Company purchased 165,000 shares of its common stock at a total purchase price of $3,931,000, for an average price of $23.76 per share.
      On April 20, 1999, the Board of Directors increased the Company’s common stock repurchase authorization by an additional 2,000,000 shares. As of March 4, 2005, the Company had 1,210,000 shares available under the repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity
      The Company generated net cash provided by operating activities of $126,751,000, $112,230,000, and $72,554,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in 2004 over 2003 reflected favorable cash from working capital primarily due to IRS federal income tax refunds for the 2002 and 2003 tax years totaling approximately $12,500,000 received in 2004. The increase in 2003 over 2002 reflected favorable cash flow from working capital and the deferral of additional federal income taxes as a result of increased bonus tax depreciation on qualifying capital expenditures due to federal legislation enacted in 2002 and 2003. The deferral of federal income taxes related to additional bonus tax depreciation on capital expenditures that the Company utilized in 2003 and 2004 is not effective for 2005. The 2003 over 2002 favorable cash flow from working capital is primarily due to a reduction in the Company’s contribution to its defined benefit plan for vessel employees to $5,600,000 from $17,500,000 in 2002.
      The Company accounts for its ownership in its three marine partnerships under the equity method of accounting, recognizing cash flow upon the receipt or distribution of cash from the partnerships. For the years ended December 31, 2004 and 2003, the Company received cash totaling $1,134,000 and $4,009,000, respectively, from the partnerships. For the year ended December 31, 2002, the Company made a net payment of $30,000 to the partnerships.
      Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayment of borrowing associated with each of the above and other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of March 4, 2005, $136,888,000 under its Revolving Credit Facility and $121,000,000 under its shelf registration program, subject to mutual agreement and terms. As of March 3, 2005, the Company had $9,450,000 available under its Credit Line and $5,000,000 under the Credit Note.
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
      There are numerous factors that may negatively impact the Company’s cash flow in 2005. For a list of significant risks and uncertainties that could impact cash flows, see Note 12, Contingencies and Commitments in the financial statements. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as also described in Note 5, Long-Term Debt in the financial statements.
      The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $9,320,000 at December 31, 2004, including $8,400,000 in letters of credit and $920,000 in performance bonds, of which $683,000 of these financial instruments relates to contingent legal obligations, which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.
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

Contractual Obligations
      The contractual obligations of the Company and its subsidiaries at December 31, 2004 consisted of the following (in thousands):

	Payments Due By Period

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Contractual Obligations
Long-term debt	$218,740	$1,304	$17,409	$10	$200,017
Non-cancelable operating leases	30,040	12,286	12,997	2,552	2,205
Capital expenditures	62,446	62,446	—	—	—

	$311,226	$76,036	$30,406	$2,562	$202,222

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
      In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 197 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for the Company’s financial statements for interim and annual periods ending after December 15, 2002. The Company adopted the recognition provisions of the Interpretation effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of the Interpretation did not have a material effect on the Company’s financial position or results of operations. The Company’s guarantees as of December 31, 2004 are described in Note 12 Contingencies and Commitments.
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
      The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the intrinsic value method of accounting for stock-based employee compensation, since the exercise price of the Company’s stock options is set at the fair market value on the date of grant, no compensation expense is recorded. The Company is required under SFAS No. 123 to disclose pro forma information relating to option grants as if the Company used the fair value method of accounting, which requires the recording of estimated compensation expenses.
      The following table summarizes pro forma net earnings and earnings per share for the years ended December 31, 2004, 2003 and 2002 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amount):

	2004	2003	2002

Net earnings, as reported	$49,544	$40,918	$27,446
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,765)	(1,833)	(1,850)

Pro forma net earnings	$47,779	$39,085	$25,596

Earnings per share:
Basic — as reported	$2.02	$1.69	$1.14
Basic — pro forma	$1.95	$1.62	$1.06
Diluted — as reported	$1.97	$1.67	$1.13
Diluted — pro forma	$1.90	$1.59	$1.05
      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” and revised this interpretation in December 2003 (collectively, “the Interpretations”). The Interpretations address the consolidation by business enterprises of variable interest entities as defined in the Interpretations. The Interpretations apply immediately to variable interest in variable interest entities created after January 31, 2003, and to variable interests in variable entities obtained after January 31, 2003. The application of these Interpretations has not had an effect on the Company’s financial position or results of operations.
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
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires the Company to expense grants made under the stock option plans. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 will be recorded in the consolidated statement of earnings. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt beginning in the third quarter of 2005.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would impact the 2005 interest expense by approximately $337,000, based on balances outstanding at December 31, 2004, and change the fair value of the Company’s debt by less than 1%.
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
      From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and Senior Notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent to the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of December 31, 2004, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate Senior Notes as follows (dollars in thousands):

Notional				Fixed
amount	Trade date	Effective date	Termination date	pay rate	Receive rate

$100,000	February 2001	March 2001	March 2006	5.64%	One-month LIBOR
$100,000	September 2003	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	April 2004	April 2004	May 2009	4.00%	Three-month LIBOR
      On April 29, 2004, the Company extended a hedge on part of its exposure to fluctuations in short-term interest rates by entering into a five-year interest rate swap agreement with a notional amount of $50,000,000 to replace a $50,000,000 interest rate swap that expired in April 2004. Under the agreement, the Company will pay a fixed rate of 4.00% for five years and will receive floating rate interest payments to offset floating rate interest obligations under the Senior Notes. The interest rate swap was designated as a cash flow hedge for the Senior Notes.
      These interest rate swaps hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in 2004 and 2003. At December 31, 2004, the total fair value of the interest rate swap agreements was $8,189,000, of which $196,000 and $50,000 were recorded as other current asset and other accrued liability, respectively, for swap maturities within the next twelve months, and $8,335,000 was recorded as other long-term liability for swap maturities greater than twelve months. At December 31, 2003, the total fair value of the interest rate swap agreements was $8,660,000, of which $650,000 was recorded as an other accrued liability for swap maturities within the next twelve months, and $8,010,000 was recorded as an other long-term liability for swap maturities greater than twelve months. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $5,793,000, and $6,488,000 for the years ended December 31, 2004 and 2003, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $2,253,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of December 31, 2004 and 2003 based on quoted market values of the Company’s portfolio of derivative instruments.

Item 8.	Financial Statements and Supplementary Data
      The response to this item is submitted as a separate section of this report (see Item 15, page 76).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2004, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
      Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. KPMG LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on page 44 of this annual report.
      There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III
Items 10 Through 14.
      The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2004, except for the information regarding executive officers which is provided in a separate item, captioned “Executive Officers of the Registrant,” and is included as an unnumbered item following Item 4 in Part I of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Kirby Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Kirby Corporation and consolidated subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kirby Corporation and consolidated subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Kirby Corporation and consolidated subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Kirby Corporation and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Houston, Texas
March 4, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Kirby Corporation:
      We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kirby Corporation and consolidated subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Houston Texas
March 4, 2005

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003

	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$629	$4,064
Accounts receivable:
Trade — less allowance for doubtful accounts of $1,763,000 ($1,493,000 in 2003)	99,355	80,585
Other	6,963	17,347
Inventory — finished goods, at lower of average cost or market	15,426	13,991
Prepaid expenses and other current assets	15,110	13,173
Deferred income taxes	2,167	2,619

Total current assets	139,650	131,779

Property and equipment:
Marine transportation equipment	909,345	824,378
Land, buildings and equipment	71,119	66,545

	980,464	890,923
Accumulated depreciation	406,253	354,411

	574,211	536,512

Investment in marine affiliates	12,205	9,162
Goodwill — less accumulated amortization of $15,566,000 in 2004 and 2003	160,641	156,726
Other assets	17,968	20,782

	$904,675	$854,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,304	$225
Income taxes payable	986	897
Accounts payable	41,916	41,577
Accrued liabilities:
Interest	869	686
Insurance premiums and claims	19,707	23,070
Employee compensation	18,188	15,083
Taxes — other than on income	7,623	6,602
Other	5,513	5,284
Deferred revenues	8,284	5,444

Total current liabilities	104,390	98,868

Long-term debt — less current portion	217,436	255,040
Deferred income taxes	123,330	106,134
Minority interests	2,840	2,933
Other long-term liabilities	21,444	19,854

	365,050	383,961

Contingencies and commitments	—	—
Stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 60,000,000 shares, issued 30,907,000 shares	3,091	3,091
Additional paid-in capital	185,123	178,720
Accumulated other comprehensive income	(5,672)	(5,950)
Deferred compensation	(2,255)	(1,003)
Retained earnings	360,119	310,575

	540,406	485,433
Less cost of 6,051,000 shares in treasury (6,590,000 in 2003)	105,171	113,301

	435,235	372,132

	$904,675	$854,961

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	($ in thousands,
	except per share amounts)
Revenues:
Marine transportation	$588,828	$530,411	$450,280
Diesel engine services	86,491	83,063	85,123

	675,319	613,474	535,403

Costs and expenses:
Costs of sales and operating expenses	430,272	395,043	334,146
Selling, general and administrative	82,917	73,149	66,855
Taxes, other than on income	13,652	13,141	11,136
Depreciation and amortization	55,120	53,328	45,507
Impairment of long-lived assets	—	—	17,712
Loss (gain) on disposition of assets	299	99	(624)

	582,260	534,760	474,732

Operating income	93,059	78,714	60,671
Equity in earnings of marine affiliates	1,002	2,932	700
Impairment of equity investment	—	—	(1,221)
Other expense	(347)	(119)	(155)
Minority interests	(542)	(902)	(962)
Interest expense	(13,263)	(14,628)	(13,540)

Earnings before taxes on income	79,909	65,997	45,493
Provision for taxes on income	(30,365)	(25,079)	(18,047)

Net earnings	$49,544	$40,918	$27,446

Net earnings per share of common stock:
Basic	$2.02	$1.69	$1.14
Diluted	$1.97	$1.67	$1.13
See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	($ in thousands)
Common stock:
Balance at beginning and end of year	$3,091	$3,091	$3,091

Additional paid-in capital:
Balance at beginning of year	$178,720	$176,867	$176,074
Excess of proceeds received upon exercise of stock options and issuance of restricted stock over cost of treasury stock sold	2,758	794	248
Tax benefit realized from stock option plans	3,645	1,059	545

Balance at end of year	$185,123	$178,720	$176,867

Accumulated other comprehensive income:
Balance at beginning of year	$(5,950)	$(8,062)	$(3,364)
Additional minimum supplemental executive retirement plan liability, net of taxes ($18 in 2004 and $197 in 2003)	(29)	(321)	—
Change in fair value of derivative financial instruments, net of taxes ($(165) in 2004, $(1,311) in 2003 and $2,530 in 2002)	307	2,433	(4,698)

Balance at end of year	$(5,672)	$(5,950)	$(8,062)

Deferred compensation:
Balance at beginning of year	$(1,003)	$—	$—
Restricted stock compensation	(1,252)	(1,003)	—

Balance at end of year	$(2,255)	$(1,003)	$—

Retained earnings:
Balance at beginning of year	$310,575	$269,657	$242,211
Net earnings for the year	49,544	40,918	27,446

Balance at end of year	$360,119	$310,575	$269,657

Treasury stock:
Balance at beginning of year	$(113,301)	$(118,242)	$(116,990)
Purchase of treasury stock (165,000 shares in 2002)	—	—	(3,931)
Cost of treasury stock sold upon exercise of stock options and issuance of restricted stock (539,000 in 2004, 310,000 in 2003, and 157,000 in 2002)	8,130	4,941	2,679

Balance at end of year	$(105,171)	$(113,301)	$(118,242)

Comprehensive income:
Net earnings for the year	$49,544	$40,918	$27,446
Other comprehensive income (loss), net of taxes ($(150) in 2004 ($(1,114) in 2003, and $2,530 in 2002)	278	2,112	(4,698)

Total comprehensive income	$49,822	$43,030	$22,748

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	($ in thousands)
Cash flows from operating activities:
Net earnings	$49,544	$40,918	$27,446
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	55,120	53,328	45,507
Provision (credit) for deferred income taxes	17,500	20,384	(1,883)
Loss (gain) on disposition of assets	299	99	(624)
Equity in earnings of marine affiliates, net of distributions	131	1,077	(730)
Impairment of long-lived assets	—	—	17,712
Impairment of equity investment	—	—	1,221
Other	2,235	1,805	1,050
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	(20,694)	(596)	(1,092)
Inventory	138	1,557	(444)
Other assets	826	(3,428)	(13,599)
Income taxes payable	15,542	(11,616)	1,028
Accounts payable	300	4,068	2,131
Accrued and other liabilities	5,810	4,634	(5,169)

Net cash provided by operating activities	126,751	112,230	72,554

Cash flows from investing activities:
Capital expenditures	(93,604)	(72,356)	(47,709)
Acquisitions of businesses and marine equipment	(10,174)	(37,816)	(44,818)
Proceeds from disposition of assets	2,665	7,069	5,938
Other	(162)	—	(70)

Net cash used in investing activities	(101,275)	(103,103)	(86,659)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	12,400	(260,400)	66,600
Proceeds from (payments on) senior notes	(50,000)	250,000	—
Payments on long-term debt	(225)	(336)	(50,335)
Purchase of treasury stock	—	—	(3,931)
Return of investment to minority interests	(635)	(660)	(1,091)
Proceeds from exercise of stock options	9,549	4,901	2,444

Net cash provided by (used in) financing activities	(28,911)	(6,495)	13,687

Increase (decrease) in cash and cash equivalents	(3,435)	2,632	(418)
Cash and cash equivalents, beginning of year	4,064	1,432	1,850

Cash and cash equivalents, end of year	$629	$4,064	$1,432

Supplemental disclosures of cash flow information:
Cash paid (received) during the year:
Interest	$12,747	$13,435	$14,441
Income taxes	$(2,677)	$16,310	$18,501
Noncash investing and financing activity:
Disposition of assets for note receivables	$—	$900	$1,100
Notes payable issued in acquisition	$1,300	$—	$—
See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002

(1)	Summary of Significant Accounting Policies
      Principles of Consolidation. The consolidated financial statements include the accounts of Kirby Corporation and all majority-owned subsidiaries (“the Company”). One affiliated limited partnership in which the Company owns a 50% interest, is the general partner and has effective control, and whose activities are an integral part of the operations of the Company, is consolidated. All other investments in which the Company owns 20% to 50% and exercises significant influence over operating and financial policies are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to reflect the current presentation of financial information.

Accounting Policies
      Cash Equivalents. Cash equivalents consist of all short-term, highly liquid investments with maturities of three months or less at date of purchase.
      Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectable balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 2004 and 2003 were $977,000 and $3,616,000, respectively, of accruals for diesel engine services work in process which have not been invoiced as of the end of each year.
      The Company’s marine transportation and diesel engine services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with insurance companies. As of December 31, 2004 and 2003, the Company had receivables of $1,510,000 and $1,751,000, respectively, from insurance companies to cover claims over the Company’s deductible.
      Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily trade accounts receivables. The Company’s marine transportation customers include the major oil refining and petrochemical companies. The diesel engine services customers are offshore oil and gas service companies, inland and offshore marine transportation companies, commercial fishing companies, power generation companies, shortline, industrial, Class II and certain transit railroads, and the United States government. Credit risk with respect to these trade receivables is generally considered minimal because of the financial strength of such companies as well as the Company having procedures in effect to monitor the creditworthiness of customers.
      Fair Value of Financial Instruments. Cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these financial instruments. The fair value of the Company’s debt instruments is more fully described in Note 5, Long-Term Debt.
      Property, Maintenance and Repairs. Property is recorded at cost. Improvements and betterments are capitalized as incurred. Depreciation is recorded on the straight-line method over the estimated useful lives of the individual assets as follows: marine transportation equipment, 6-37 years; buildings, 10-40 years; other equipment, 2-10 years; and leasehold improvements, term of lease. When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in the statement of earnings. Maintenance and repairs are charged to operating expense as incurred on an annual basis.
      Environmental Liabilities. The Company expenses costs related to environmental events as they are incurred or when a loss is considered probable and estimable.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Summary of Significant Accounting Policies — (Continued)
      Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. Through the end of 2001, goodwill was amortized on the straight-line method over the lesser of its expected useful life or forty years. Effective January 1, 2002, the Company ceased the amortization of goodwill with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 also requires periodic tests of the goodwill’s impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company did not incur any transitional impairment losses or gains as a result of adopting SFAS No. 142. The Company conducted its annual impairment test as required by SFAS No. 142 at November 30, 2004, noting no impairment of goodwill. The Company will continue to conduct goodwill impairment tests as required under SFAS No. 142 effective November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary.
      Revenue Recognition. The majority of marine transportation revenue is derived from term contracts, ranging from one to five years, with renewal options, and the remainder is from spot market movements. The majority of the term contracts are for terms of one year. The Company is a provider of marine transportation services for its customers and does not assume ownership of the products it transports. A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate. The rate may or may not escalate during the term of the contract, however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Term contracts typically only set agreement as to rates and do not have volume guarantees. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate. The Company uses a voyage accounting method of revenue recognition for its marine transportation revenues which allocates voyage revenue and expenses based on the percent of the voyage completed during the period. There is no difference in the recognition of revenue between a term contract and a spot contract.
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
      The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the intrinsic value method of accounting for stock-based employee compensation, since the exercise price of the Company’s stock options is at the fair market value on the date of grant, no compensation expense is recorded. The Company is required under SFAS No. 123 to disclose pro

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Summary of Significant Accounting Policies — (Continued)
forma information relating to option grants as if the Company used the fair value method of accounting, which requires the recording of estimated compensation expenses.
      The following table summarizes pro forma net earnings and earnings per share for the years ended December 31, 2004, 2003 and 2002 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amounts):

	2004	2003	2002

Net earnings, as reported	$49,544	$40,918	$27,446
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,765)	(1,833)	(1,850)

Pro forma net earnings	$47,779	$39,085	$25,596

Earnings per share:
Basic — as reported	$2.02	$1.69	$1.14
Basic — pro forma	$1.95	$1.62	$1.06
Diluted — as reported	$1.97	$1.67	$1.13
Diluted — pro forma	$1.90	$1.59	$1.05
      The weighted average fair value of options granted during 2004, 2003 and 2002 was $10.50, $7.12, and $7.40, respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were as follows: no dividend yield for any year; average risk-free interest rate based on five- and 10-year Treasury bonds — 3.9% for 2004, 2.6% for 2003, and 2.6% for 2002; stock price volatility — 28% for 2004, 28% for 2003, and 27% for 2002; and estimated option term — four or nine years.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires the Company to expense grants made under the stock option plans. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 will be recorded in the consolidated statement of earnings. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt beginning in the third quarter of 2005.
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
      Accrued Insurance. Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (IBNR) based on past experience. Insurance premiums, IBNR losses and incurred claims losses, up to the Company’s deductible, for 2004, 2003 and 2002 were $7,019,000, $8,548,000, and $10,366,000, respectively.

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
      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144, issued in August 2001, addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”) and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale, as well as to resolve implementation issues related to SFAS No. 121, while retaining many of the fundamental provisions of SFAS No. 121. The adoption of SFAS No. 144 had no effect on the Company’s financial position or results of operations. The impairment charges taken in 2002 were a result of certain business events, not the adoption of SFAS No. 144.

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
      In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” and revised this interpretation in December 2003 (collectively, “the Interpretations”). The Interpretations address the consolidation by business enterprises of variable interest entities as defined in the Interpretations. The Interpretations apply immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable entities obtained after January 31, 2003. The application of these Interpretations has not had an effect on the Company’s financial position or results of operations.
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

(2)	Acquisitions
      On April 7, 2004, the Company purchased from Walker Paducah Corp. (“Walker”), a subsidiary of Ingram Barge Company (“Ingram”), Walker’s diesel engine service operation and parts inventory located in Paducah, Kentucky for $5,755,000 in cash. In addition, the Company entered into a contract to provide diesel engine services to Ingram. Financing of the acquisition was through the Company’s revolving credit facility.
      On April 16, 2004, the Company purchased a one-third interest in Osprey Line, LLC (“Osprey”) for $4,220,000. The purchase price consisted of cash of $2,920,000 and notes payable totaling $1,300,000 due in April 2005. The remaining two-thirds interest is owned by Cooper/ T. Smith Corporation and Richard L. Couch. Osprey, formed in 2000, operates a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, several ports located above Baton Rouge on the Mississippi River, as well as coastal service along the Gulf of Mexico. Revenues for Osprey for 2004 were approximately $13,800,000. The purchase will be accounted for under the equity method of accounting and the cash portion of the purchase price was financed through the Company’s revolving credit facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2)     Acquisitions — (Continued)
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
      On October 31, 2002, the Company completed the acquisition of seven inland tank barges and 13 inland towboats from Coastal for $17,053,000 in cash. In addition, the Company and Coastal entered into a barge management agreement whereby the Company will serve as manager of the two companies’ combined black oil fleet for a period of seven years. The combined black oil fleet consists of 54 barges owned by Coastal, of which 37 are currently active, and the Company’s 68 active black oil barges. Coastal is engaged in the inland tank barge transportation of black oil products along the Gulf Intracoastal Waterway and the Mississippi River and its tributaries. In a related transaction, on September 25, 2002, the Company purchased from Coastal three black oil tank barges for $1,800,000 in cash. Financing for the equipment acquisitions was through the Company’s revolving credit facility.
      On December 15, 2002, the Company completed the acquisition of 94 inland tank barges from Union Carbide Finance Corporation (“Union Carbide”) for $23,000,000. The Company had operated the tank barges since February 2001 under a long-term lease agreement between the Company and Union Carbide. The Dow Chemical Company (“Dow”) acquired the inland tank barges as part of the February 2001 merger between Union Carbide Corporation and Dow. Nine of the 94 tank barges were out-of-service and eventually sold. Financing for the equipment acquisition was through the Company’s revolving credit facility.

(3)	Asset Impairments
      During the fourth quarter of 2002, the Company recorded $18,933,000 of non-cash pre-tax impairment charges. The after-tax effect of the charges was $12,498,000 or $.51 per share. Of the total pre-tax charges, $17,241,000 was due to reduced estimated cash flows resulting from reduced lives on the Company’s single hull fleet and its commitment to sell certain vessels. The reduced estimated useful lives on 114 single hull tank barges was due to market bias against single hull tank barges and the assessment of the impact of new regulations issued in September 2002 by the United States Coast Guard (“USCG”) that require the installation of tank level monitoring devices on all single hull tank barges by October 2007. The Company plans to retire all of its single hull tank barges by October 17, 2007. The Company committed to sell 21 inactive or out-of-service double hull tank barges and five inactive towboats and reduced the carrying value of these vessels by $5,682,000 to a fair value of $2,621,000. The charges also included a $1,221,000 write-down of an investment in an unconsolidated affiliate to its estimated fair value and a $471,000 write-down of surplus diesel shop equipment.

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
      From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of December 31, 2004, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional				Fixed
amount	Trade date	Effective date	Termination date	pay rate	Receive rate

$100,000	February 2001	March 2001	March 2006	5.64%	One-month LIBOR
$100,000	September 2003	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	April 2004	April 2004	May 2009	4.00%	Three-month LIBOR
      On April 29, 2004, the Company extended a hedge on part of its exposure to fluctuations in short-term interest rates by entering into a five-year interest rate swap agreement with a notional amount of $50,000,000 to replace a $50,000,000 interest rate swap that expired in April 2004. Under the agreement, the Company will pay a fixed rate of 4.00% for five years and will receive floating rate interest payments to offset floating rate interest obligations under the variable rate senior notes. The interest rate swap was designated as a cash flow hedge for the variable rate senior notes.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4)     Derivative Instruments — (Continued)
      These interest rate swaps hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in 2004 and 2003. At December 31, 2004, the total fair value of the interest rate swap agreements was $8,189,000, of which $196,000 and $50,000 were recorded as other current asset and other current liability, respectively, for swap maturities within the next twelve months, and $8,335,000 was recorded as other long-term liability for swap maturities greater than twelve months. At December 31, 2003, the total fair value of the interest rate swap agreements was $8,660,000, of which $650,000 was recorded as an other accrued liability for swap maturities within the next twelve months, and $8,010,000 was recorded as an other long-term liability for swap maturities greater than twelve months. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $5,793,000, and $6,488,000 for the years ended December 31, 2004 and 2003, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $2,253,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of December 31, 2004 and 2003 based on quoted market values of the Company’s portfolio of derivative instruments.

(5)	Long-Term Debt
      Long-term debt at December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003

Long-term debt, including current portion:
$150,000,000 revolving credit facility due December 9, 2007	$15,000	$5,000
Senior notes due February 28, 2013	200,000	250,000
$10,000,000 credit line due November 2, 2005	2,400	—
Other long-term debt	1,340	265

	$218,740	$255,265

      The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2005	$1,304
2006	4
2007	17,405
2008	5
2009	5
Thereafter	200,017

$218,740

      The Company has a $150,000,000 unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank and with a maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in bank commitments under the agreement from $150,000,000 up to a maximum of $225,000,000 without further amendments to the agreement. Borrowing options under the Revolving Credit Facility allow the Company to borrow at an interest rate equal to either the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from .75% to 1.50%, depending on the Company’s senior debt rating; or an adjusted Certificate of Deposit (“CD”) rate plus

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(5)     Long-Term Debt — (Continued)
a margin ranging from .875% to 1.625%, also depending on the Company’s senior debt rating; or the greater of prime rate, Federal Funds rate plus .50%, or the secondary market rate for three-month CD rate plus 1%. A commitment fee is charged on the unused portion of the Revolving Credit Facility at a rate ranging from .20% to .40%, depending on the Company’s senior debt rating, multiplied by the average unused portion of the Revolving Credit Facility, and is paid quarterly. A utilization fee equal to .125% to .25%, also depending on the Company’s senior debt rating, of the average outstanding borrowings during periods in which the total borrowings exceed 33% of the total $150,000,000 commitment, is also paid quarterly. At December 31, 2004, the applicable interest rate spread over LIBOR was .875% and the commitment fee and utilization fee were .25% and .125%, respectively. The Revolving Credit Facility also includes a minimum net worth requirement of $250,000,000. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. The Company was in compliance with all Revolving Credit Facility covenants as of December 31, 2004. As of December 31, 2004, $15,000,000 was outstanding under the Revolving Credit Facility and the average interest rate was 3.3%. The average borrowing under the Revolving Credit Facility during 2004 was $2,700,000, computed by averaging the daily balance, and the weighted average interest rate was 2.8%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing. The Revolving Credit Facility includes a $10,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility totaled $7,612,000 as of December 31, 2004.
      On February 28, 2003, the Company issued $250,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 1.2%. The Senior Notes are callable at par after one year without penalty and no principal payments are required until maturity in 2013. The proceeds of the Senior Notes were used to repay $121,500,000 of the outstanding balance on the Company’s term loan credit facility described in the next paragraph and $128,500,000 of the outstanding balance on the Revolving Credit Facility. On November 29, 2004, the Company prepaid $50,000,000 of the Senior Notes. As of December 31, 2004, $200,000,000 was outstanding under the Senior Notes and the average interest rate was 3.6%. The average borrowing under the Senior Notes during 2004 was $245,556,000, computed by averaging the daily balance, and the weighted average interest rate was 2.7%, computed by dividing the interest expense under the Senior Notes by the average Senior Notes borrowings. The Company was in compliance with all Senior Notes covenants at December 31, 2004.
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
      The Company has on file a shelf registration on Form S-3 with the Securities and Exchange Commission providing for the issue of up to $250,000,000 of debt securities, including medium term notes providing for the issuance of fixed rate or floating rate debt with maturities of nine months or longer. The $121,000,000 available balance, subject to mutual agreement to terms, as of December 31, 2004 may be used for future business or equipment acquisitions, working capital requirements and reductions of the Company’s Revolving

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(5)     Long-Term Debt — (Continued)
Credit Facility and Senior Notes. Activities under the shelf registration have been as follows (dollars in thousands):

	Outstanding	Interest	Available
	Balance	Rate	Balance

Medium Term Notes program	$—		$250,000
Issuance March 1995 (Maturity March 10, 1997)	34,000	7.77%	216,000
Issuance June 1995 (Maturity June 1, 2000)	45,000	7.25%	171,000

Outstanding December 31, 1995 and 1996	79,000		171,000
Issuance January 1997 (Maturity January 29, 2002)	50,000	7.05%	121,000
Payment March 1997	(34,000)		121,000

Outstanding December 31, 1997, 1998 and 1999	95,000		121,000
Payment June 2000	(45,000)		121,000

Outstanding December 31, 2000 and 2001	50,000		121,000
Payment January 2002	(50,000)		121,000

Outstanding December 31, 2002, 2003 and 2004	$—		121,000

      The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit. The Credit Line, which matures on November 2, 2005, allows the Company to borrow at an interest rate equal to either LIBOR plus a margin of 1%; or the higher of prime rate or the Federal Funds rate plus .50%. As of December 31, 2004, $2,400,000 was borrowed under the Credit Line and the average interest rate was 5.3%. Outstanding letters of credit under the Credit Line totaled $476,000 as of December 31, 2004. Amounts borrowed on the Credit Line were classified as long-term debt at December 31, 2004, as the Company has the ability and intent to refinance the Credit Line on a long-term basis through the Revolving Credit Facility.
      The Company has an uncommitted $5,000,000 revolving credit note (“Credit Note”) with BNP Paribas (“BNP”) for short-term liquidity needs. The Credit Note, which matures on December 31, 2005, allows the Company to borrow at an interest rate equal to BNP’s current day cost of funds plus .35%. The Company did not have any borrowings outstanding under the Credit Note as of December 31, 2004.
      The Company is of the opinion that the amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt at December 31, 2004 and 2003.

(6)	Taxes on Income
      Earnings before taxes on income and details of the provision for taxes on income for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002

Earnings before taxes on income — United States	$79,909	$65,997	$45,493

Provision (credit) for taxes on income:
Federal
Current	$11,895	$3,731	$18,948
Deferred	15,626	19,311	(2,047)
State and local	2,844	2,037	1,146

	$30,365	$25,079	$18,047

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Taxes on Income — (Continued)
      During the three years ended December 31, 2004, 2003 and 2002, tax benefits related to the exercise of stock options that were allocated directly to additional paid-in capital totaled $3,645,000, $1,059,000, and $545,000, respectively.
      The Company’s provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 2004, 2003 and 2002 due to the following:

	2004	2003	2002

United States income tax statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.3	2.0	1.6
Non-deductible equity goodwill impairment	—	—	1.0
Other non-deductible items	.7	1.0	2.1

	38.0%	38.0%	39.7%

      The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax assets and liabilities at December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002

Current deferred tax assets:
Compensated absences	$428	$406	$1,076
Allowance for doubtful accounts	617	523	287
Insurance accruals	953	1,556	2,166
Other	169	134	223

	$2,167	$2,619	$3,752

Non-current deferred tax assets and liabilities:
Deferred tax assets:
Postretirement health care benefits	$3,042	$3,106	$2,730
Insurance accruals	2,539	3,733	3,093
Deferred compensation	1,419	1,181	1,150
Unrealized loss on derivative financial instruments	2,866	3,031	4,341
Other	4,039	3,147	2,782

	13,905	14,198	14,096

Deferred tax liabilities:
Property	(120,233)	(105,415)	(86,969)
Deferred state taxes	(8,260)	(6,387)	(5,329)
Pension benefits	(7,764)	(7,937)	(7,369)
Other	(978)	(593)	(197)

	(137,235)	(120,332)	(99,864)

	$(123,330)	$(106,134)	$(85,768)

      As of December 31, 2004, 2003 and 2002, the Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Leases
      The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Lease agreements for tank barges have terms from two to twelve years expiring at various dates through 2010. Total rental expense for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002

Rental expense:
Marine equipment — tank barges	$9,308	$9,327	$12,610
Marine equipment — towboats*	56,313	42,707	34,196
Other buildings and equipment	4,175	3,951	3,439

Rental expense	$69,796	$55,985	$50,245

*	All of the Company’s towboat rental agreements provide the Company with the option to terminate the agreements with notice ranging from seven to 90 days.
      Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2004 were as follows (in thousands):

2005	$12,286
2006	8,837
2007	4,160
2008	1,834
2009	718
Thereafter	2,205

$30,040

(8)	Stock Option Plans
      The Company has five employee stock option plans which were adopted in 1989, 1994, 1996, 2001 and 2002 for selected officers and other key employees. The 1989 Employee Plan provided for the issuance until July 1999 of incentive and nonincentive stock options to purchase up to 600,000 shares of common stock. The 1994 Employee Plan provided for the issuance until January 2004 of incentive and non-qualified stock options to purchase up to 1,000,000 shares of common stock. The 1996 Employee Plan provides for the issuance of incentive and non-qualified stock options to purchase up to 900,000 shares of common stock. The 2002 Employee Plan provides for the issuance of incentive and nonincentive stock options to purchase up to 1,000,000 shares of common stock. The 2001 Employee Plan provided for the issuance of incentive and nonincentive stock options to purchase up to 1,000,000 shares of common stock. With the approval of the 2002 Employee Plan by stockholders at the April 2002 Annual Meeting, the 2001 Employee Plan was terminated, except for stock options and restricted stock previously granted. Under the above plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to February 10, 2000 are ten years and the options vest ratably over four years. Options granted after February 10, 2000 have terms of five years and vested ratably over three years. At December 31, 2004, 337,307 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Stock Option Plans — (Continued)
      The following is a summary of the stock option activity under the employee plans described above for the years ended December 31, 2004, 2003 and 2002:

	Outstanding	Weighted
	Non-Qualified or	Average
	Nonincentive	Exercise
	Stock Options	Price

Outstanding December 31, 2001	1,930,888	$19.17
Granted	377,178	$27.39
Exercised	(157,482)	$17.39
Canceled or expired	(15,003)	$23.68

Outstanding December 31, 2002	2,135,581	$20.64
Granted	424,142	$25.79
Exercised	(327,494)	$18.52
Canceled or expired	(1,334)	$24.54

Outstanding December 31, 2003	2,230,895	$21.82
Granted	355,822	$33.93
Exercised	(582,478)	$20.57
Canceled or expired	(3,668)	$30.26

Outstanding December 31, 2004	2,000,571	$23.96

      The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at December 31, 2004:

	Options Exercisable			Options Outstanding

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life in	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Years	Price	Exercisable	Price

$16.31–$17.91	97,000	3.16	$17.18	97,000	$17.18
$18.01–$19.01	54,334	2.98	$18.72	54,334	$18.72
$19.50–$21.53	936,836	1.73	$20.09	282,836	$21.44
$27.13–$28.18	596,126	2.61	$26.44	243,848	$26.86
$30.16–$33.93	316,275	4.05	$33.73	3,333	$30.16

$16.31–$33.93	2,000,571	2.44	$23.96	681,351	$22.60

      For the years ended December 31, 2004, 2003 and 2002, the number of options exercisable were 681,351, 816,478, and 678,525, respectively, and the weighted average exercise prices of those options were $22.60, $20.26, and $18.46, respectively.
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
purchase up to 100,000 shares of common stock. The 2000 Director Plan provides for the issuance of nonincentive options to directors of the Company to purchase up to 300,000 shares of common stock. The 2000 Director Plan provides for the automatic grants of stock options to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan provides for the issuance of stock options or shares of restricted stock in lieu of cash for all or part of the annual director fee. The exercise price for all options granted under the 2000 Director Plan is equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options under the 2000 Director Plan are 10 years. The options granted when first elected as a director vest immediately. The options granted after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31, 2004, 154,418 shares were available for future grants under the 2000 Director Plan. The director stock option plans are intended as an incentive to attract and retain qualified and competent independent directors.
      The following is a summary of the stock option activity under the director plans described above for the years ended December 31, 2004, 2003 and 2002:

	Outstanding	Weighted
	Non-Qualified or	Average
	Nonincentive	Exercise
	Stock Options	Price

Outstanding December 31, 2001	99,951	$20.15
Granted	32,442	$31.48
Exercised	—	$—

Outstanding December 31, 2002	132,393	$22.93
Granted	32,820	$25.39
Exercised	—	$—

Outstanding December 31, 2003	165,213	$23.41
Granted	26,369	$35.76
Exercised	(16,013)	$18.78

Outstanding December 31, 2004	175,569	$25.50

      The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at December 31, 2004:

	Options Exercisable			Options Outstanding

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life in	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Years	Price	Exercisable	Price

$16.69–$19.88	33,484	3.89	$18.73	33,484	$18.73
$20.13–$25.50	85,287	6.77	$22.95	85,287	$22.95
$31.48–$35.76	56,798	8.15	$33.31	55,958	$33.28

$16.69–$35.76	175,569	6.67	$25.50	174,729	$25.45

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Stock Option Plans — (Continued)
      For the years ended December 31, 2004, 2003 and 2002, the number of options exercisable were 174,729, 162,258, and 129,531, respectively, and the weighted average exercise prices of those options were $25.45, $23.38, and $22.74, respectively.
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
      The fair value of plan assets was $76,446,000, and $67,691,000 at November 30, 2004 and 2003, respectively. As of November 30, 2004 and 2003, these assets were allocated among asset categories as follows:

			Current Minimum, Target and
Asset Category	2004	2003	Maximum Allocation Policy

Equity securities	44%	45%	40% – 55% – 70%
Debt securities	36%	30%	20% – 30% – 50%
Fund of hedge funds	14%	14%	0% – 15% – 20%
Cash and cash equivalents	6%	11%	0% – 0% – 10%

	100%	100%

      The Company’s investment strategy is to emphasize total return (capital appreciation plus dividend and interest income). The primary objective in the investment management of assets is to emphasize long-term growth of principal while avoiding excessive risk. Risk is managed through diversification of investments both within and among asset classes, as well as by choosing securities that have an established trading and underlying operating history.
      The Company assumed that plan assets would generate a long-term rate of return of 8.75% during both 2004 and 2003. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants, and considering historical returns for various asset classes and actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.
      The Company’s pension plan funding strategy is to contribute an amount equal to the greater of the minimum required contribution under ERISA and the amount necessary to fully fund the plan on an Accumulated Benefit Obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making the prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to contribute approximately $625,000 to its pension plan in November 2005 to fund its pension plan obligations.
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
      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company believes that benefits provided to certain participants will be at least actuarially equivalent to Medicare Part D, and, accordingly, the Company will be entitled to a subsidy.
      In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). FSP 106-2 requires (a) that the effects of the federal subsidy be considered an actuarial gain and recognized in the same manner as other actuarial gains and losses and (b) certain disclosures for employees that sponsor postretirement health care plans that provide prescription drug benefits.
      The Company adopted FSP 106-2 retroactive to the beginning of 2004. The expected subsidy reduced the accumulated postretirement benefit obligation (APBO) at December 1, 2003 by $275,000 and at November 30, 2004 by $298,000, and the net periodic cost for 2004 by $34,000 (as compared with the amount calculated without considering the effects of the subsidy). In addition, the Company expects a reduction in future participation in the postretirement plan, which further reduced the December 1, 2003 APBO by $1,030,000 and net periodic cost for 2004 by $262,000.

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
      The Company uses a November 30 measurement date for all of its plans. The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plans (dollars in thousands):

			Postretirement Benefits
	Pension Benefits		Other Than Pensions

	2004	2003	2004	2003

Change in benefit obligation
Benefit obligation at beginning of year	$74,151	$61,581	$9,409	$12,386
Service cost	4,110	2,978	317	310
Interest cost	4,733	4,246	477	548
Plan amendments	—	—	—	108
Actuarial loss (gain)	4,966	7,481	(1,257)	(3,651)
Benefits paid	(2,036)	(2,135)	(541)	(292)

Benefit obligation at end of year	85,924	74,151	8,405	9,409

Change in plan assets
Fair value of plan assets at beginning of year	67,691	56,901	—	—
Actual return on plan assets	6,191	7,325	—	—
Employer contribution	4,600	5,600	541	292
Benefits paid	(2,036)	(2,135)	(541)	(292)

Fair value of plan assets at end of year	76,446	67,691	—	—

Funded status	(9,478)	(6,460)	(8,405)	(9,409)
Unrecognized net actuarial loss (gain)	30,910	28,587	(1,931)	(798)
Unrecognized prior service cost	(578)	(668)	401	441
Other	—	—	47	22

Net amount recognized at end of year	$20,854	$21,459	$(9,888)	$(9,744)

Accumulated benefit obligation at end of year	$75,617	$66,651	$1,752	$1,696

Amounts recognized in the consolidated balance sheets
Prepaid (accrued) benefit cost	$20,854	$21,459	$(9,888)	$(9,744)
Additional minimum liability	—	—	(564)	(518)
Accumulated other comprehensive income	—	—	564	518

Net amount recognized at end of year	$20,854	$21,459	$(9,888)	$(9,744)

Weighted average assumptions used to determine benefit obligations as of December 31
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	—	—
Health care cost trend	—	—	7.67%	9.00%
			to 5.00%	to 5.00%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Retirement Plans — (Continued)
      The components of net periodic benefit cost were as follows (dollars in thousands):

				Postretirement Benefits
	Pension Benefits			Other Than Pensions

	2004	2003	2002	2004	2003	2002

Net periodic benefit cost
Service cost	$4,110	$2,978	$2,543	$317	$310	$649
Interest cost	4,733	4,246	3,930	477	548	725
Expected return on assets	(5,825)	(4,890)	(4,236)	—	—	—
Amortization of transition obligation	—	—	7	—	—	—
Amortization of prior service cost	(89)	(89)	(89)	39	39	32
Amortization of actuarial (gain) loss	2,277	1,733	601	(124)	(77)	5

Net periodic benefit cost	$5,206	$3,978	$2,756	$709	$820	$1,411

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.00%	6.75%	7.25%	6.00%	6.75%	7.25%
Expected return on plan assets	8.75%	8.75%	9.25%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—
Health care trends on covered charges	—	—	—	7.67%*	9.00%*	10.33	%*

*	Ultimate trend rate is 5.00% beginning 2006 and thereafter.
      The Company’s unfunded defined benefit health care plan, which provides limited postretirement medical benefits, limits cost increases in the Company’s contribution to 4% per year. For measurement purposes, the assumed health care cost trend rate was 7.7% for 2004, declining gradually to 5% by 2006 and remaining at that level thereafter. Accordingly, a 1% increase in the health care cost trend rate assumption would have an immaterial effect on the amounts reported.
      Pension benefit payments are made from assets of the pension plan. The estimated future benefit payments for the next ten years were as follows (in thousands):

2005	$2,555
2006	2,790
2007	3,141
2008	3,437
2009	3,654
Next five years	23,288

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Retirement Plans — (Continued)
      Benefit payments for postretirement benefits other than pensions are made from the assets of the Company. The estimated future net benefit payments, including estimated future government subsidy receipts, for the next ten years were as follows (in thousands):

2005	$639
2006	611
2007	587
2008	549
2009	533
Next five years	3,031
      In addition to the defined benefit plan and postretirement medical benefit plan, the Company sponsors defined contribution plans for all shore-based employees and certain vessel personnel. Maximum contributions to these plans equal the lesser of 15% of the aggregate compensation paid to all participating employees or up to 20% of each subsidiary’s earnings before federal income tax after certain adjustments for each fiscal year. The aggregate contributions to the plans were $8,086,000, $6,878,000, and $6,861,000 in 2004, 2003 and 2002, respectively.

(10)	Earnings Per Share of Common Stock
      The following table presents the components of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	2004	2003	2002

Net earnings	$49,544	$40,918	$27,446

Shares outstanding:
Weighted average common stock outstanding	24,505	24,153	24,061
Effect of dilutive securities:
Employee and director common stock options	652	353	333

	25,157	24,506	24,394

Basic earnings per share of common stock	$2.02	$1.69	$1.14

Diluted earnings per share of common stock	$1.97	$1.67	$1.13

      Certain outstanding options to purchase approximately 32,000 and 392,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2003 and 2002, respectively, as such stock options would have been antidilutive. No shares were excluded in the computation of diluted earnings per share as of December 31, 2004.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Quarterly Results (Unaudited)
      The unaudited quarterly results for the year ended December 31, 2004 were as follows (in thousands, except per share amounts):

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Revenues	$157,315	$170,876	$173,389	$173,739
Costs and expenses	139,941	145,611	147,434	148,975
Loss on disposition of assets	(2)	(196)	(43)	(58)

Operating income	17,372	25,069	25,912	24,706
Equity in earnings (loss) of marine affiliates	822	494	(782)	468
Other expense	(91)	(55)	(144)	(57)
Minority interests	(180)	4	(271)	(95)
Interest expense	(3,374)	(3,290)	(3,344)	(3,255)

Earnings before taxes on income	14,549	22,222	21,371	21,767
Provision for taxes on income	(5,529)	(8,444)	(8,121)	(8,271)

Net earnings	$9,020	$13,778	$13,250	$13,496

Net earnings per share of common stock:
Basic	$.37	$.56	$.54	$.55

Diluted	$.36	$.55	$.53	$.53

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Quarterly Results (Unaudited) — (Continued)
      The unaudited quarterly results for the year ended December 31, 2003 were as follows (in thousands, except per share amounts):

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Revenues	$148,200	$158,739	$154,507	$152,028
Costs and expenses	133,695	136,283	133,623	131,060
Gain (loss) on disposition of assets	(7)	(126)	71	(37)

Operating income	14,498	22,330	20,955	20,931
Equity in earnings of marine affiliates	436	751	1,022	723
Other income (expense)	(9)	(41)	34	(103)
Minority interests	(394)	(158)	(168)	(182)
Interest expense	(3,454)	(3,867)	(3,761)	(3,546)

Earnings before taxes on income	11,077	19,015	18,082	17,823
Provision for taxes on income	(4,209)	(7,226)	(6,871)	(6,773)

Net earnings	$6,868	$11,789	$11,211	$11,050

Net earnings per share of common stock:
Basic	$.29	$.49	$.46	$.46

Diluted	$.28	$.48	$.46	$.45

      Quarterly basic and diluted earnings per share of common stock may not total to the full year per share amounts, as the weighted average number of shares outstanding for each quarter fluctuates as a result of the assumed exercise of stock options.

(12)	Contingencies and Commitments
      In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Palmer Barge Line Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs have entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.
      In 2003, the Company and certain subsidiaries received a Request For Information (“RFI”) from the EPA under CERCLA with respect to a Superfund site, the Gulfco site, located in Freeport, Texas. In prior years, a company unrelated to Gulfco operated at the site and provided tank barge cleaning services to various subsidiaries of the Company. An RFI is not a determination that a party is responsible or potentially responsible for contamination at a site, but is only a request seeking any information a party may have with respect to a site as part of an EPA investigation into such site. In addition, in 2004, the Company and certain subsidiaries received an RFI from the EPA under CERCLA with respect to a Superfund site, the State Marine site, located in Port Arthur, Texas. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in these matters.

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
      The Company’s diesel engine services segment is engaged in the overhaul and repair of large medium-speed and high-speed diesel engines and related parts sales in the marine, power generation and railroad markets. The marine market serves vessels powered by large diesel engines utilized in the various inland and offshore marine industries. The power generation market serves users of diesel engines that provide standby, peak and base load power generation, users of industrial gears such as cement, paper and mining industries, and provides parts for the nuclear industry. The railroad market provides parts and service for diesel-electric locomotives used by shortline, industrial, Class II and certain transit railroads.
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
      The customer base includes the major industrial petrochemical and chemical manufacturers, agricultural chemical manufacturers and refining companies in the United States. Approximately 70% of the movements of such products are under long-term contracts, ranging from one year to five years, with renewal options. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 30 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. Dow accounted for 12% of the Company’s revenues in 2004, 14% in 2003 and 13% in 2002. SeaRiver accounted for 12% of the Company’s revenues in 2004 and 2003.
      Major customers of the diesel engine services segment include the inland and offshore barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities, the USCG and United States Navy, shortline railroads, industrial owners of locomotives, transit railroads and Class II railroads, and power generation, nuclear and industrial companies. The segment operates as an authorized distributor in 17 eastern states and the Caribbean, and as non-exclusive authorized service centers for Electro-Motive Division of General Motors (“EMD”) throughout the rest of the United States for marine and power generation applications. The railroad portion of the segment serves as the exclusive distributorship of EMD aftermarket parts sales and services to the shortline and industrial railroad market. The Company also serves as the exclusive distributor of EMD parts to the nuclear industry. The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. The diesel engine services segment’s relationship with EMD has been maintained for 39 years. No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2004, 2003 and 2002.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Contingencies and Commitments — (Continued)
      Weather can be a major factor in the day-to-day operations of the marine transportation segment. Adverse weather conditions, such as high water, low water, tropical storms, hurricanes, fog and ice, can impair the operating efficiencies of the fleet. Shipments of products can be significantly delayed or postponed by weather conditions, which are totally beyond the control of management. River conditions are also factors which impair the efficiency of the fleet and can result in delays, diversions and limitations on night passages, and dictate horsepower requirements and size of tows. Additionally, much of the inland waterway system is controlled by a series of locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. Maintenance and operation of the navigable inland waterway infrastructure is a government function handled by the Army Corps of Engineers with costs shared by industry. Significant changes in governmental policies or appropriations with respect to maintenance and operation of the infrastructure could adversely affect the Company.
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
      The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $9,320,000 at December 31, 2004, including $8,400,000 in letters of credit and $920,000 in performance bonds, of which $683,000 of these financial instruments relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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
      Diesel Engine Services — Overhaul and repair of large medium-speed and high-speed diesel engines, reduction gear repair, and sale of related parts and accessories for customers in the marine, power generation and railroad industries.
      The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, minority interests, accounting changes, and nonrecurring items. Intersegment sales for 2004, 2003 and 2002 were not significant.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(13)     Segment Data — (Continued)
      The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Revenues:
Marine transportation	$588,828	$530,411	$450,280
Diesel engine services	86,491	83,063	85,123

	$675,319	$613,474	$535,403

Segment profit (loss):
Marine transportation	$92,535	$77,274	$74,595
Diesel engine services	8,388	7,890	8,841
Other	(21,014)	(19,167)	(37,943)

	$79,909	$65,997	$45,493

Total assets:
Marine transportation	$834,157	$779,121	$726,353
Diesel engine services	47,158	40,152	45,531
Other	23,360	35,688	19,874

	$904,675	$854,961	$791,758

Depreciation and amortization:
Marine transportation	$52,076	$50,442	$42,332
Diesel engine services	1,163	1,045	940
Other	1,881	1,841	2,235

	$55,120	$53,328	$45,507

Capital expenditures:
Marine transportation	$91,069	$69,713	$44,141
Diesel engine services	1,110	479	2,040
Other	1,425	2,164	1,528

	$93,604	$72,356	$47,709

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(13)     Segment Data — (Continued)
      The following table presents the details of “Other” segment profit (loss) for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

General corporate expenses	$(7,565)	$(6,351)	$(5,677)
Interest expense	(13,263)	(14,628)	(13,540)
Equity in earnings of affiliates	1,002	2,932	700
Impairment of equity investment	—	—	(1,221)
Gain (loss) on disposition of assets	(299)	(99)	624
Minority interests	(542)	(902)	(962)
Impairment of long-lived assets	—	—	(17,712)
Other expense	(347)	(119)	(155)

	$(21,014)	$(19,167)	$(37,943)

      The following table presents the details of “Other” total assets as of December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

General corporate assets	$11,155	$26,526	$9,636
Investments in affiliates	12,205	9,162	10,238

	$23,360	$35,688	$19,874

      The $17,712,000 charges for impairment of long-lived assets in 2002, consisted of $17,241,000 related to assets in the marine transportation segment and $471,000 related to assets in the diesel engine services segment.

(14)	Related Party Transactions
      During 2004, the Company and its subsidiaries paid Knollwood, L.L.C. (“Knollwood”), a company owned by C. Berdon Lawrence, the Chairman of the Board of the Company, $180,000 for air transportation services provided by Knollwood. Such services were in the ordinary course of business of the Company.
      The Company is a 50% member of The Hollywood Camp, L.L.C. (“Hollywood Camp”), a company that owns and operates a hunting facility used by the Company and Knollwood, which is also a 50% member. The Company uses Hollywood Camp primarily for customer entertainment. Knollwood acts as manager of Hollywood Camp. Hollywood Camp leases hunting rights to land owned by Mr. Lawrence and other unaffiliated parties and allocates lease and lodging expenses to the owners based on their usage of the facilities. During 2004, the Company was billed $1,161,000 by Hollywood Camp for its share of facility expenses.
      Walter E. Johnson, a director of the Company, is a 25% limited partner in a limited partnership that owns one barge operated by a subsidiary of the Company, which owns the other 75% interest in the partnership. The partnership was entered into on October 1, 1974. In 2004, Mr. Johnson received $42,500 in proportionate distributions from the partnership, made in the ordinary course of business.
      Mr. Johnson is Chairman of Amegy Bank of Texas (“Amegy Bank”), formerly Southwest Bank of Texas, N.A. Amegy Bank has a 5.7% participation in the Company’s Revolving Credit Facility. As of December 31, 2004, the outstanding balance of the Revolving Credit Facility was $15,000,000, of which Amegy Bank’s participation was $850,000. Amegy Bank is one of 12 lenders under the Revolving Credit Facility, which was consummated in the ordinary course of business of the Company.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      1. Financial Statements
      Included in Part III of this report:

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2004 and 2003.

Consolidated Statements of Earnings, for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity, for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows, for the years ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements, for the years ended December 31, 2004, 2003 and 2002.
      2. Financial Statement Schedules
      All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
      3. Exhibits

Exhibit
Number			Description of Exhibit

3.1		—	Restated Articles of Incorporation of Kirby Exploration Company, Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s 1989 Registration Statement on Form S-3 (Reg. No. 33-30832)).
3.2		—	Certificate of Amendment of Restated Articles of Incorporation of the Company filed with the Secretary of State of Nevada April 30, 1990 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990).
3.3		—	Bylaws of the Company, as amended (incorporated by reference to Exhibit 2 of the Registrant’s July 20, 2000 Registration Statement on Form 8A (Reg. No. 01-07615)).
4.1		—	Indenture, dated as of December 2, 1994, between the Company and Texas Commerce Bank National Association, Trustee, (incorporated by reference to Exhibit 4.3 of the Registrant’s 1994 Registration Statement on Form S-3 (Reg. No. 33-56195)).
4.2		—	Rights Agreement, dated as of July 18, 2000, between Kirby Corporation and Fleet National Bank, a national bank association, which includes the Form of Resolutions Establishing Designations, Preference and Rights of Series A Junior Participating Preferred Stock of Kirby Corporation, the form of Rights Certificate and the Summary of Rights (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 18, 2000).
4.3		—	Master Note Purchase Agreement dated as of February 15, 2003 among the Company and the Purchasers named therein, (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.1		—	Indemnification Agreement, dated April 29, 1986, between the Company and each of its Directors and certain key employees (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).
10	.2†	—	1989 Employee Stock Option Plan for the Company, as amended (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989).

Exhibit
Number			Description of Exhibit

10	.3†	—	1989 Director Stock Option Plan for the Company, as amended (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989).
10	.4†	—	Deferred Compensation Agreement dated August 12, 1985 between Dixie Carriers, Inc., and J. H. Pyne (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).
10	.5†	—	1994 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
10	.6†	—	1994 Nonemployee Director Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
10	.7†	—	1993 Stock Option Plan of Kirby Corporation for Robert G. Stone, Jr. (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
10	.8†	—	Amendment to 1989 Director Stock Option Plan for Kirby Exploration Company, Inc. (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
10.9		—	Distribution Agreement, dated December 2, 1994, by and among Kirby Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Brothers Inc, and Wertheim Schroder & Co. Incorporated (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated December 9, 1994).
10	.10†	—	1996 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
10	.11†	—	Amendment No. 1 to the 1994 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.12		—	Credit Agreement, dated September 19, 1997, among Kirby Corporation, the Banks named therein, and Texas Commerce Bank National Association as Agent and Funds Administrator (incorporated by reference to Exhibit 10.0 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
10.13		—	First Amendment to Credit Agreement, dated January 30, 1998, among Kirby Corporation, the Banks named therein, and Chase Bank of Texas, N.A. as Agent and Funds Administrator (incorporated by reference to Exhibit B2 of the Registrant’s Tender Offer Statement on Schedule 13E-4 filed with the Securities and Exchange Commission on February 17, 1998).
10.14		—	Second Amendment to Credit Agreement, dated November 30, 1998, among Kirby Corporation, the Banks named therein, and Chase Bank of Texas, N.A. as Agent and Funds Administrator (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10	.15†	—	2001 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
10	.16†	—	Third Amendment to Credit Agreement, dated November 5, 2001, among Kirby Corporation, the Banks named therein, and The Chase Manhattan Bank as Agent and Funds Administrator (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10	.17†	—	Nonemployee Director Compensation Program, (incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10	.18†	—	2000 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit
Number		Description of Exhibit

10.19†	—	2002 Stock and Incentive Plan (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 filed on October 28, 2002).
10.20	—	Fifth Amendment to Credit Agreement, dated December 9, 2003, among Kirby Corporation, the Banks named therein, and JPMorgan Chase Bank as Agent and Funds Administrator, (incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.21*†	—	Annual Incentive Plan Guidelines.
21.1*	—	Principal Subsidiaries of the Registrant.
23.1*	—	Independent Registered Public Accountants’ Consent.
31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32*	—	Certification Pursuant to 13 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith

†	Management contract, compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kirby Corporation
(Registrant)

By:	/s/ Norman W. Nolen

Norman W. Nolen
Executive Vice President, Treasurer
and Chief Financial Officer
Dated: March 4, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ C. Berdon Lawrence C. Berdon Lawrence	Chairman of the Board and Director of the Company	March 4, 2005

/s/ Joseph H. Pyne Joseph H. Pyne	President, Director of the Company and Principal Executive Officer	March 4, 2005

/s/ Norman W. Nolen Norman W. Nolen	Executive Vice President, Treasurer, Assistant Secretary of the Company and Principal Financial Officer	March 4, 2005

/s/ Ronald A. Dragg Ronald A. Dragg	Controller of the Company	March 4, 2005

/s/ C. Sean Day C. Sean Day	Director of the Company	March 4, 2005

/s/ Bob G. Gower Bob G. Gower	Director of the Company	March 4, 2005

/s/ Walter E. Johnson Walter E. Johnson	Director of the Company	March 4, 2005

/s/ William M. Lamont, Jr. William M. Lamont, Jr.	Director of the Company	March 4, 2005

/s/ George A. Peterkin, Jr. George A. Peterkin, Jr.	Director of the Company	March 4, 2005

/s/ Robert G. Stone, Jr. Robert G. Stone, Jr.	Director of the Company	March 4, 2005

/s/ Richard C. Webb Richard C. Webb	Director of the Company	March 4, 2005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Exhibits
to
Form 10-K
For the fiscal year ended December 31, 2004

Kirby Corporation
Volume I

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

10.21*†	—	Annual Incentive Plan Guidelines.
21.1*	—	Principal Subsidiaries of the Registrant.
23.1*	—	Independent Registered Public Accountants’ Consent.
31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32*	—	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract, compensatory plan or arrangement.