Form 10-Q
period 2005-03-31
KIRBY CORP
filed 2005-05-06
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number          1-7615

KIRBY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	74-1884980

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

55 Waugh Drive, Suite 1000, Houston, TX	77007

(Address of principal executive offices)	(Zip Code)

(713) 435-1000

(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on May 6, 2005 was 25,125,000.

Part I Financial Information

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31,	December 31,
	2005	2004
	($ in thousands)
Current assets:
Cash and cash equivalents	$2,281	$629
Accounts receivable:
Trade — less allowance for doubtful accounts	106,189	99,355
Other	6,741	6,963
Inventory — finished goods	15,727	15,426
Prepaid expenses and other current assets	16,684	15,110
Deferred income taxes	2,418	2,167

Total current assets	150,040	139,650

Property and equipment	1,003,801	980,464
Less accumulated depreciation	420,531	406,253

	583,270	574,211

Investment in marine affiliates	10,294	12,205
Goodwill — net	160,641	160,641
Other assets	17,377	17,968

	$921,622	$904,675

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2005	2004
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$1,304	$1,304
Income taxes payable	7,927	986
Accounts payable	52,668	41,916
Accrued liabilities	49,480	51,900
Deferred revenues	8,071	8,284

Total current liabilities	119,450	104,390

Long-term debt — less current portion	203,835	217,436
Deferred income taxes	124,677	123,330
Minority interests	2,959	2,840
Other long-term liabilities	16,029	21,444

	347,500	365,050

Contingencies and commitments	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 60,000,000 shares, issued 30,907,000 shares	3,091	3,091
Additional paid-in capital	189,069	185,123
Accumulated other comprehensive income	(2,960)	(5,672)
Deferred compensation	(6,179)	(2,255)
Retained earnings	373,398	360,119

	556,419	540,406

Less cost of 5,847,000 shares in treasury (6,051,000 at December 31, 2004)	101,747	105,171

	454,672	435,235

	$921,622	$904,675

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
	March 31,
	2005	2004
	($ in thousands, except
	per share amounts)
Revenues:
Marine transportation	$157,210	$135,493
Diesel engine services	27,234	21,822

	184,444	157,315

Costs and expenses:
Costs of sales and operating expenses	119,927	102,927
Selling, general and administrative	20,959	19,965
Taxes, other than on income	3,186	3,252
Depreciation and amortization	14,981	13,797
Loss (gain) on disposition of assets	(192)	2

	158,861	139,943

Operating income	25,583	17,372
Equity in earnings (loss) of marine affiliates	(703)	822
Other expense	(316)	(271)
Interest expense	(3,146)	(3,374)

Earnings before taxes on income	21,418	14,549
Provision for taxes on income	(8,139)	(5,529)

Net earnings	$13,279	$9,020

Net earnings per share of common stock:
Basic	$.53	$.37

Diluted	$.52	$.36

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2005	2004
	($ in thousands)
Cash flows from operating activities:
Net earnings	$13,279	$9,020
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	14,981	13,797
Deferred income taxes	(364)	3,675
Equity in earnings (loss) of marine affiliates, net of distributions	1,193	(321)
Other	309	483
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	6,904	(3,313)

Net cash provided by operating activities	36,302	23,341

Cash flows from investing activities:
Capital expenditures	(24,023)	(24,047)
Acquisition of marine equipment	—	(1,110)
Proceeds from disposition of assets	280	688
Other	162	—

Net cash used in investing activities	(23,581)	(24,469)

Cash flows from financing activities:
Payments on bank credit facilities, net	(13,600)	(4,800)
Payments on long-term debt	(1)	(56)
Proceeds from exercise of stock options	2,627	2,179
Other	(95)	(69)

Net cash used in financing activities	(11,069)	(2,746)

Increase (decrease) in cash and cash equivalents	1,652	(3,874)

Cash and cash equivalents, beginning of year	629	4,064

Cash and cash equivalents, end of period	$2,281	$190

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$2,999	$3,330
Income taxes	$166	$184

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

      In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005 and December 31, 2004, and the results of operations for the three months ended March 31, 2005 and 2004.

(1)	BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

      The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(2)	ACQUISITIONS

      On April 7, 2004, the Company purchased from Walker Paducah Corp. (“Walker”), a subsidiary of Ingram Barge Company (“Ingram”), Walker’s diesel engine service operation and parts inventory located in Paducah, Kentucky for $5,755,000 in cash. In addition, the Company entered into a contract to provide diesel engine services for Ingram’s inland towboat fleet. Financing of the acquisition was through the Company’s revolving credit facility.

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

(3)	ACCOUNTING STANDARDS

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3)	ACCOUNTING STANDARDS — (Continued)

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

      The following table summarizes pro forma net earnings and earnings per share for the three months ended March 31, 2005 and 2004 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amounts):

	Three months ended
	March 31,
	2005	2004
Net earnings, as reported	$13,279	$9,020
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(367)	(345)

Pro forma net earnings	$12,912	$8,675

Earnings per share:
Basic — as reported	$.53	$.37
Basic — pro forma	$.52	$.36
Diluted — as reported	$.52	$.36
Diluted — pro forma	$.50	$.35

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires the Company to expense grants made under the stock option plans. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first annual period beginning after December 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 will be recorded in the consolidated statement of earnings. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt beginning in the first quarter of 2006.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(4)	COMPREHENSIVE INCOME

      The Company’s total comprehensive income for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	Three months ended
	March 31,
	2005	2004

Net earnings	$13,279	$9,020
Change in fair value of derivative financial instruments, net of tax	2,712	(2,112)

Total comprehensive income	$15,991	$6,908

(5)	SEGMENT DATA

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(5)	SEGMENT DATA — (Continued)

      The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months ended March 31, 2005 and 2004 and total assets as of March 31, 2005 and December 31, 2004 (in thousands):

	Three months ended
	March 31,
	2005	2004

Revenues:
Marine transportation	$157,210	$135,493
Diesel engine services	27,234	21,822

	$184,444	$157,315

Segment profit (loss):
Marine transportation	$23,921	$16,874
Diesel engine services	3,467	2,439
Other	(5,970)	(4,764)

	$21,418	$14,549

	March 31,	December 31,
	2005	2004
Total assets:
Marine transportation	$848,322	$834,157
Diesel engine services	50,927	47,158
Other	22,373	23,360

	$921,622	$904,675

      The following table presents the details of “Other” segment profit (loss) for the three months ended March 31, 2005 and 2004 (in thousands):

	Three months ended
	March 31,
	2005	2004

General corporate expenses	$(1,997)	$(1,939)
Gain (loss) on disposition of assets	192	(2)
Interest expense	(3,146)	(3,374)
Equity in earnings (loss) of marine affiliates	(703)	822
Other expense	(316)	(271)

	$(5,970)	$(4,764)

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(5)	SEGMENT DATA — (Continued)

      The following table presents the details of “Other” total assets as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004

General corporate assets	$12,079	$11,155
Investment in marine affiliates	10,294	12,205

	$22,373	$23,360

(6)	TAXES ON INCOME

      Earnings before taxes on income and details of the provision (credit) for taxes on income for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	Three months ended
	March 31,
	2005	2004

Earnings before taxes on income — United States	$21,418	$14,549

Provision (credit) for taxes on income:
Current	$7,911	$1,616
Deferred	(543)	3,375
State and local	771	538

	$8,139	$5,529

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(7)	EARNINGS PER SHARE OF COMMON STOCK

      The following table presents the components of basic and diluted earnings per share of common stock for the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Three months ended
	March 31,
	2005	2004

Net earnings	$13,279	$9,020

Shares outstanding:
Weighted average common stock outstanding	24,854	24,345
Effect of dilutive securities:
Employee and director common stock options	724	568

	25,578	24,913

Basic earnings per share of common stock	$.53	$.37

Diluted earnings per share of common stock	$.52	$.36

      Certain outstanding options to purchase approximately 83,000 and 300,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2005 and 2004, respectively, as such stock options would have been antidilutive.

(8)	RETIREMENT PLANS

      The Company sponsors a defined benefit plan for vessel personnel. The plan benefits are based on an employee’s years of service and compensation. The plan assets primarily consist of fixed income securities and corporate stocks.

      The Company’s pension plan funding strategy is to contribute an amount equal to the greater of the minimum required contribution under ERISA and the amount necessary to fully fund the plan on an Accumulated Benefit Obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making the prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to contribute $4,000,000 to $8,000,000 to its pension plan in November 2005 to fund its 2005 pension plan obligations. As of March 31, 2005, no 2005 year contributions have been made.

      The Company sponsors an unfunded defined benefit health care plan that provides limited postretirement medical benefits to employees who meet minimum age and service requirements, and to eligible dependents. The plan is contributory, with retiree contributions adjusted annually.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(8)	RETIREMENT PLANS — (Continued)

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

      In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 requires (a) that the effects of the federal subsidy be considered an actuarial gain and recognized in the same manner as other actuarial gains and losses and (b) certain disclosures for employees that sponsor postretirement health care plans that provide prescription drug benefits.

      The Company adopted FSP 106-2 at the beginning of its third quarter of 2004 retroactive to the beginning of 2004. The expected subsidy reduced the accumulated postretirement benefit obligation (APBO) at December 1, 2003 by $275,000 and at November 30, 2004 by $298,000, and the net periodic cost for 2004 by $34,000 (as compared with the amount calculated without considering the effects of the subsidy). In addition, the Company expects a reduction in future participation in the postretirement plan, which further reduced the December 1, 2003 APBO by $1,030,000 and net periodic cost for 2004 by $262,000.

      The following table presents the components of net periodic benefit cost for the three months ended March 31, 2005 and 2004 (in thousands):

			Postretirement Benefits Other
	Pension Benefits		Than Pensions
	Three months ended March 31,		Three months ended March 31,
	2005	2004	2005	2004
Net periodic benefit cost:
Service cost	$1,129	$912	$86	$92
Interest cost	1,281	1,148	120	140
Expected return on assets	(1,643)	(1,454)	—	—
Amortization of prior service cost	(22)	(22)	10	10
Amortization of actuarial (gain) loss	557	493	(26)	(5)

Net periodic benefit cost	$1,302	$1,077	$190	$237

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(9)	CONTINGENCIES

      The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $9,389,000 at March 31, 2005, including $8,469,000 in letters of credit and $920,000 in performance bonds, of which $683,000 of these financial instruments relates to contingent legal obligations, which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

      In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Palmer Barge Line Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs have entered into an agreement with the Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, fog and ice, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, including construction with government assisted financing, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

      For purposes of the Management’s Discussion, all earnings per share are “Diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings for the first quarter of 2005 and 2004 were as follows (in thousands):

	Three months ended
	March 31,
	2005	2004
Weighted average number of common stock-diluted	25,578	24,913

      The increase in the weighted average number of common shares for the 2005 first quarter compared with the 2004 first quarter primarily reflected the exercise of employee and director stock options, as well as additional dilutive shares applicable to stock options plans.

Overview

      The Company is the nation’s largest domestic inland tank barge operator with a fleet of 878 active tank barges as of March 31, 2005 and operated an average of 239 towing vessels during the 2005 first quarter. The Company uses the inland waterway system of the U.S. to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. Through its diesel engine services segment, the Company provides after-market services for large medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.

      During the 2005 first quarter, approximately 85% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies in the U.S. Products transported include raw materials for many of the end products used widely by businesses and consumers every day — plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company’s business tends to mirror the general performance of the U.S. economy and the performance of the Company’s customer base. The following table shows the

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Overview — (Continued)

products transported by the Company, the revenue distribution for the first quarter of 2005, the uses of these products and the factors that drive the demand for the products the Company transports:

End Uses of Products Transported

	2005
	First Qtr.
	Revenue
Products Moved	Distribution	Uses of Products Transported	Drivers
Petrochemicals	69%	Plastics, Fibers, Paper, Gasoline Additives	Housing, Consumer Goods, Autos, Clothing, Vehicle Usages

Black Oil Products	19%	Asphalt, Boiler Fuel, No. 6 Fuel Oil, Coker Feedstocks, Residual Fuel, Crude Oil, Ship Bunkers	Road Construction, Feedstock for Refineries, Fuel for Power Plants and Ships

Refined Petroleum Products	8%	Gasoline Blends, No. 2 Oil, Jet Fuel, Heating Oil	Vehicle Usage, Air Travel, Weather Conditions

Agricultural Chemicals	4%	Liquid Fertilizers, Chemical Feedstocks	Corn, Cotton, Wheat Production

      For the 2005 first quarter, the Company reported net earnings of $13,279,000, or $.52 per share, on revenues of $184,444,000. The Company’s marine transportation segment reported strong petrochemical and black oil volumes as the U.S. petrochemical industry and U.S. refining industry continued to operate their plants and refineries at high utilization rates. The segment’s diesel engine services segment reported strong service activity and direct parts sales in the majority of its markets.

      The marine transportation segment’s first quarter 2005 revenue and operating income increased 16% and 42%, respectively, when compared with the first quarter of 2004. The petrochemical market, representing 69% of first quarter 2005 marine transportation revenue, increased over the same period of 2004 as U.S. petrochemical plants continued to be operated at high utilization rates, generating strong volumes. The black oil products market contributed 19% of marine transportation revenue for the 2005 first quarter, the continued result of U.S. refineries operating at very high levels, thereby generating greater volumes of heavier refinery residual oil by-products. The refined petroleum products volumes, representing 8% of 2005 marine transportation revenue, experienced normal winter season softness in the transportation of products from the Gulf Coast into the Midwest. The agricultural chemical market, which contributed 4% of 2005 first quarter marine transportation revenue, was at normal levels with the upriver transportation of imported and domestic agricultural products.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Overview — (Continued)

      For the 2005 first quarter, the marine transportation segment incurred record navigating delays, recording 3,289 delay days, a 39% increase over 2,359 delay days recorded in the 2004 first quarter. Delay days measure the lost time incurred by a tow (towboat and one or more barges) during transit. The measure includes transit delays caused by weather, lock congestion or closure and other adverse navigating conditions. During January the segment experienced high water conditions on the Ohio and Illinois Rivers and the run-off of these rivers caused high water conditions on the lower Mississippi River in late January and early February. In addition, the upper Ohio River was closed for two weeks in January due to an accident at the Belleville Lock. The segment also encountered a number of fog days along the Gulf Coast in January and February. The inclement weather conditions during the first two months of the quarter resulted in longer transit times, delayed customer deliveries, created operating inefficiencies requiring more towboats and tank barges to move cargo and resulted in some pent-up demand for the transportation of cargos.

      During March, weather conditions throughout the Mississippi River System and the Gulf Intracoastal Waterway improved significantly, allowing the segment to efficiently transport the current demand, as well as the pent-up demand from February. The favorable weather also allowed for better asset utilization through faster barge turnarounds and more efficient use of horsepower.

      The Company was successful in continuing to raise marine transportation rates on contracts renewed during the 2005 first quarter. Contracts renewed in the 2005 first quarter increased in the 4% to 5% average range, while spot market rates for most product lines averaged 4% to 5% higher than the 2004 fourth quarter. In addition, January 1, 2005 escalators in the 3% to 4% range for labor and the producer price index on contracts over a year in duration also positively impacted the 2005 first quarter. The Company adjusts contract rates for fuel on either a monthly or quarterly basis, depending on the specific contract. During the 2005 first quarter, approximately 70% of the Company’s marine transportation revenue was under term contracts with the remaining 30% in the spot market. The 70% contract and 30% spot market mix provides the Company with a stable revenue stream with less exposure to day-to-day pricing fluctuations.

      The Company’s diesel engine services segment 2005 first quarter revenue and operating income increased 25% and 42%, respectively, when compared with the corresponding quarter of 2004. The positive results reflect stronger in-house and in-field service activity and direct parts sales in the majority of its markets. In addition, the 2005 first quarter results reflect the April 2004 acquisition of Walker’s operations and parts inventory. The U.S. Midwest and East Coast marine markets, the U.S. railroad market, the offshore oil service market and the power generation market all reflected improved activity. In addition, service rates and parts pricing improved during the 2005 first quarter. The operating margin for the 2005 first quarter was 12.6% compared with 11.2% for the 2004 first quarter, a reflection of higher service activities which generally earn a higher operating margin than parts sales.

      The Company continued to generate strong operating cash flow during the 2005 first quarter, with net cash provided from operations of $36,302,000. The cash was used for capital expenditures of $24,023,000, primarily for fleet replacement and enhancements, and long-term debt reductions of $13,601,000. The Company reduced its debt-to-capitalization ratio from 33.4% at December 31, 2004 to 31.1% at March 31, 2005.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Overview — (Continued)

      Capital expenditures were $24,023,000 for the 2005 first quarter and included $9,899,000 for new tank barge construction and $14,124,000 primarily for upgrading the existing marine transportation fleet. The Company projects that capital expenditures will be $110,000,000 to $120,000,000 in 2005, including $65,000,000 for new tank barge construction. The 2005 program includes seventeen 30,000 barrel capacity tank barges at a cost of $37,000,000, subject to adjustment for the price of steel. These 17 barges, 16 of which are scheduled for delivery in 2005 and one in 2006, are replacement barges for older barges scheduled to be removed from service. In addition, the 2005 program will include twenty 10,000 barrel capacity barges and one 30,000 barrel capacity specialty barge at a cost of $28,000,000, subject to adjustment for the price of steel. These 21 barges, scheduled for delivery primarily in the second half of 2005, will be additional capacity, positioning the Company to obtain petrochemical movements it currently does not have the capacity to handle.

      Despite continued high crude oil and natural gas prices and concerns of a slowing U.S. economy, the Company anticipates that during the second quarter of 2005, petrochemical and black oil products volumes transported by the Company’s marine transportation segment will remain strong.

Acquisitions

      On April 7, 2004, the Company purchased from Walker, a subsidiary of Ingram, Walker’s diesel engine service operations and parts inventory located in Paducah, Kentucky for $5,755,000 in cash. In addition, the Company entered into a contract to provide diesel engine services for Ingram’s inland towboat fleet.

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

Results of Operations

      The Company reported first quarter 2005 net earnings of $13,279,000, or $.52 per share, on revenues of $184,444,000, compared with 2004 first quarter net earnings of $9,020,000, or $.36 per share, on revenues of $157,315,000.

      Marine transportation revenues for the 2005 first quarter were $157,210,000, or 85% of total revenues, compared with $135,493,000, or 86% of total revenues for the 2004 first quarter. Diesel engine services revenues for the 2005 first quarter was $27,234,000, or 15% of total revenues, compared with $21,822,000, or 14% of total revenues for the first quarter of 2004.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation

      The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of March 31, 2005, the marine transportation segment operated 878 active inland tank barges, with a total capacity of 16.3 million barrels, compared with 874 active inland tank barges at March 31, 2004, with a total capacity of 16.0 million barrels. The segment also operated an average of 239 active inland towing vessels during the 2005 first quarter compared with an average of 233 active inland towing vessels during the first quarter of 2004. The marine transportation segment is also the managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units, and a 33% interest in Osprey, operator of a barge feeder service for cargo containers, both of which are accounted for under the equity method of accounting.

      The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2005 compared with the three months ended March 31, 2004 (dollars in thousands):

	Three months ended
	March 31,
	2005	2004	% Change
Marine transportation revenues	$157,210	$135,493	16%

Costs and expenses:
Costs of sales and operating expenses	99,652	86,966	15
Selling, general and administrative	16,312	15,504	5
Taxes, other than on income	3,050	3,133	(3)
Depreciation and amortization	14,275	13,016	10

	133,289	118,619	12

Operating income	$23,921	$16,874	42%

Operating margins	15.2%	12.5%

Marine Transportation Revenues

      Marine transportation revenues for the 2005 first quarter increased 16% compared with the first quarter of 2004, reflecting strong petrochemical and black oil products volumes, favorable weather conditions during March and the positive impact of contract and spot market rate increases in the 2004 year and 2005 first quarter. Labor and producer price index escalators effective January 1, 2005 on contracts over a year in duration also increased revenues during the quarter.

      Petrochemical volumes transported during the 2005 first quarter remained strong as contract customers continued to operate their plants at high utilization rates, resulting in high barge utilization for most products. Black oil volumes were strong as continued high refinery production generated demand for waterborne transportation of heavier refinery residual oil by-products. Refined petroleum products volumes transported into the Midwest were at lower winter seasonal levels. Agricultural chemical volumes, generally weak in the first quarter, were higher than normal as a result of stronger demand for liquid fertilizer in the Midwest.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation Revenues — (Continued)

      The Company incurred a record 3,289 delay days during the 2005 first quarter, a 39% increase over the 2,359 delay days recorded in the 2004 first quarter. Heavy rains in the Midwest in early January caused high water conditions on the Ohio and Illinois Rivers, and the run-off from these rivers resulted in high water conditions during late January and early February on the lower Mississippi River. In addition, the Belleville Lock on the Ohio River was closed for repair for several weeks in January as a result of an accident involving a coal barge tow that struck the control gates, causing a delay in all movements north of the lock to Pittsburgh. The segment also encountered a number of fog days along the Gulf Coast in January and February. The difficult navigating conditions resulted in longer transit times, delayed customer deliveries and created operating inefficiencies requiring more towboats and tank barges to move cargo. The delays also resulted in some pent-up demand for the transportation of cargos in March.

      In early March 2005, navigating conditions improved significantly compared with conditions in January and February. The improved weather conditions allowed the marine transportation segment to meet its current transportation requirements as well as the pent-up demand from January and February. During March, the segment was successful in utilizing its fleet more efficiently, principally by faster barge turnarounds and more efficient use of horsepower.

      During the 2005 first quarter, approximately 70% of marine transportation revenues were under term contracts and 30% were spot market revenues. Contracts renewed in the 2005 first quarter increased in the 4% to 5% average range, primarily the result of strong industry demand and higher utilization of tank barges. Effective January 1, 2005, escalators for labor and the producer price index on contracts over a year in duration increased such contracts by 3% to 4%. Spot market rates during the 2005 first quarter averaged 4% to 5% higher than the fourth quarter of 2004.

Marine Transportation Costs and Expenses

      Costs and expenses for the 2005 first quarter increased 12% compared with the 2004 first quarter, reflecting the increased volumes transported, as well as navigating delays.

      Costs of sales and operating expenses for the 2005 first quarter increased 15% compared with the 2004 first quarter, reflecting increased salaries and related expenses, effective January 1, 2005, as well as additional expenses associated with the increased volumes transported and increased navigating delays. In addition, the increased cost of steel during the 2004 year and 2005 first quarter resulted in higher towboat and tank barge maintenance expenditures and the higher price of diesel fuel consumed, as noted below, resulted in higher fuel costs. During the 2005 first quarter, the segment operated an average of 239 inland towboats compared with an average of 233 during the 2004 first quarter. The number of towboats operated and crews required fluctuates daily, depending on the volumes moved, weather conditions and voyage times. The segment consumed 13.2 million gallons of diesel fuel during the 2005 first quarter, slightly less than the 13.5 million gallons consumed in the first quarter of 2004. The 2% decrease was attributable to the increased navigating delays and product mix.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation Costs and Expenses — (Continued)

      The average price of diesel fuel consumed during the 2005 first quarter was $1.32 per gallon compared with $.99 per gallon for the first quarter of 2004. Term contracts contain fuel escalation clauses that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before contracts are adjusted.

      Selling, general and administrative expenses for the 2005 first quarter increased 5% when compared with the 2004 first quarter. The increase reflected salary increases and related expenses, effective January 1, 2005, higher incentive compensation accruals and increased medical costs.

      Taxes, other than on income decreased 3% for the 2005 first quarter compared with the first quarter of 2004, primarily reflecting decreased waterway use taxes from less gallons burned in the applicable waterways and a lower waterway use tax rate, partially offset by higher property taxes on new and existing inland tank barges and towboats.

      Depreciation and amortization for the 2005 first quarter increased 10% compared with the first quarter of 2004. The increase was attributable to new tank barges and increased capital expenditures in the first quarter of 2005 and the 2004 year.

Marine Transportation Operating Income and Operating Margins

      The marine transportation operating income for the 2005 first quarter increased 42% compared with the first quarter of 2004. The 2005 first quarter operating margin increased to 15.2% compared with 12.5% for the first quarter of 2004. Historically, the first quarter operating margin is the lowest margin earned during the year, as navigating delays caused by winter weather conditions results in delays and necessitates the use of additional chartered towboats to meet customer service requirements and schedules. For the 2005 first quarter, the segment recorded record delay days, however, navigating conditions improved significantly during March, allowing for better asset utilization. In addition, higher contract and spot market rates during the 2005 first quarter and the January 1, 2005 escalators on contracts over a year in duration positively impacted the operating margin.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services — (Continued)

      The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2005 compared with the three months ended March 31, 2004 (dollars in thousands):

	Three months ended
	March 31,
	2005	2004	% Change

Diesel engine services revenues	$27,234	$21,822	25%

Costs and expenses:
Costs of sales and operating expenses	20,269	15,934	27
Selling, general and administrative	3,110	3,034	3
Taxes, other than on income	110	82	34
Depreciation and amortization	278	333	(17)

	23,767	19,383	23

Operating income	$3,467	$2,439	42%

Operating margins	12.7%	11.2%

Diesel Engine Services Revenues

      Diesel engine services revenues for the 2005 first quarter increased 25% compared with the first quarter of 2004 and were positively impacted by strong in-house and in-field service activity and direct parts sales in the majority of its markets, and by the April 2004 purchase of the Midwest diesel engine services operations of Walker. The domestic Midwest and East Coast marine markets, the U. S. railroad market, the offshore oil service market and the power generation market all reflected improved activities. The segment was also successful in raising service rates and parts pricing during the 2005 first quarter.

Diesel Engine Services Costs and Expenses

      Costs and expenses for the 2005 first quarter increased 23% when compared with the 2004 first quarter. Costs of sales and operating expenses increased 27%, reflecting the higher service and direct parts sales activity, as well as increases in salaries and other related expenses effective January 1, 2005. Selling, general and administrative expenses for the 2005 first quarter increased 3% over the 2004 first quarter, reflecting increases in salaries and related expenses.

Diesel Engine Services Operating Income and Operating Margins

      Operating income for the diesel engine services segment increased 42% compared with the 2004 first quarter reflecting the stronger markets, as well as larger service revenue versus parts revenue mix. During the 2005 first quarter, 58% of diesel services revenue was from service versus 49% for the 2004 first quarter. The higher operating margin, 12.7% for the 2005 first quarter versus 11.2% for the 2004 first quarter, was primarily a reflection of the change in the revenue mix, with a higher margin generally earned on service revenue.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

General Corporate Expenses

      General corporate expenses for the 2005 first quarter were $1,997,000 compared with $1,939,000 for the first quarter of 2004. The 3% increase primarily reflected increases in salaries and related expenses effective January 1, 2005, higher employee incentive compensations accruals and higher employee medical costs, net of lower legal and professional fees.

Other Income and Expenses

      The following table sets forth the gain (loss) on disposition of assets, equity in earnings (loss) of marine affiliates, other expense and interest expense for the three months ended March 31, 2005 compared with the three months ended March 31, 2004 (dollars in thousands):

	Three months ended
	March 31,
	2005	2004	% Change

Gain (loss) on disposition of assets	$192	$(2)	N/A
Equity in earnings (loss) of marine affiliates	$(703)	$822	(186)%
Other expense	$(316)	$(271)	17%
Interest expense	$(3,146)	$(3,374)	(7)%

Gain (Loss) on Disposition of Assets

      The Company reported a net gain on disposition of assets of $192,000 for the 2005 first quarter, predominantly from the sale of marine equipment.

Equity in Earnings (Loss) of Marine Affiliates

      Equity in earnings (loss) of marine affiliates consist primarily of a 35% owned offshore partnership, operating four offshore dry-cargo barge and tug units, and a 33% interest in Osprey, a barge feeder service for cargo containers. For the 2005 first quarter, a loss of $703,000 was recorded compared with $822,000 of earnings for the 2004 first quarter. The 2005 first quarter loss was attributable to a heavy maintenance shipyard schedule for the 35% owned offshore marine partnership, as well as start-up costs for Osprey’s coastal service along the Gulf of Mexico, which began the service during late 2004.

Interest Expense

      Interest expense for the 2005 first quarter decreased 7% compared with the first quarter of 2004, as lower average debt offset a higher average interest rate. The average debt and average interest rate for the 2005 and 2004 first quarters, including the effect of interest rate swaps, were $211,717,000 and 6.0%, and $254,344,000 and 5.1%, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Financial Condition, Capital Resources and Liquidity

Balance Sheet

      Total assets as of March 31, 2005 were $921,622,000, a 2% increase compared with $904,675,000 as of December 31, 2004. The following table sets forth the significant components of the balance sheet as of March 31, 2005 compared with December 31, 2004 (dollars in thousands):

	March 31,	December 31,
	2005	2004	% Change
Assets:
Current assets	$150,040	$139,650	7%
Property and equipment, net	583,270	574,211	2
Investment in marine affiliates	10,294	12,205	(16)
Goodwill, net	160,641	160,641	—
Other assets	17,377	17,968	(3)

	$921,622	$904,675	2%

Liabilities and stockholders’ equity:
Current liabilities	$119,450	$104,390	14%
Long-term debt — less current portion	203,835	217,436	(6)
Deferred income taxes	124,677	123,330	1
Minority interest and other long-term liabilities	18,988	24,284	(22)
Stockholders’ equity	454,672	435,235	4

	$921,622	$904,675	2%

      Current assets as of March 31, 2005 increased 7% compared with December 31, 2004, primarily reflecting a 7% increase in trade accounts receivable as a result of the increased revenue during the 2005 first quarter from both the marine transportation and diesel engine services segments. Prepaid expenses and other current assets increased 10%, primarily reflecting an increase in prepaid fuel inventory due to the higher price of diesel fuel.

      Property and equipment, net of accumulated amortization, at March 31, 2005 increased 2% compared with December 31, 2004. The increase reflected $24,023,000 of capital expenditures, more fully described under Capital Expenditures below, less $14,876,000 of depreciation expense and property disposals of $88,000 for the first three months of 2005.

      Investment in marine affiliates as of March 31, 2005 decreased 16% compared with December 31, 2004, primarily reflecting equity in losses of marine affiliates of $703,000 and $490,000 of distributions received during the 2005 first quarter.

      Current liabilities as of March 31, 2005 increased 14% compared with December 31, 2004. Income taxes payable increased 704% reflecting the current federal tax provision for the 2005 first quarter, with the first federal quarterly tax payment not due until April 2005. Accounts payable increased 26%, attributable to increased marine transportation and diesel engine services business levels

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Balance Sheet — (Continued)

and higher shipyard maintenance accruals. Accrued liabilities decreased 5%, principally from the payment during the 2005 first quarter of employee bonuses accrued during 2004, and the payment during the 2005 first quarter of property taxes accrued during 2004, partially offset by increased insurance claims reserves.

      Long-term debt, less current portion, as of March 31, 2005 decreased 6% compared with December 31, 2004. The decrease primarily reflected the reduction of long-term debt using the Company’s 2005 net cash provided by operating activities of $36,302,000 and proceeds from the exercise of stock options of $2,627,000. Borrowings were used to finance the 2005 first quarter capital expenditures of $24,023,000.

      Minority interest and other long-term liabilities as of March 31, 2005 decreased 22% compared with December 31, 2004 primarily due to the recording of a $5,200,000 decrease in the fair value of the interest rate swap agreements for the 2005 first quarter, more fully described under Long-Term Financing below, offset by an increase in accruals for postretirement benefits.

      Stockholders’ equity as of March 31, 2005 increased 4% compared with December 31, 2004. The increase was primarily the result of recording $13,279,000 of net earnings for the first three months of 2005, a $3,424,000 decrease in treasury stock, an increase of $3,946,000 in additional paid-in capital, an increase in accumulated other comprehensive income of $2,712,000 and the recording of $3,924,000 of net deferred compensation related to restricted stock awards. The decrease in treasury stock and increase in additional paid-in capital were attributable to the exercise of employee and nonemployee director stock options and the issuance of restricted stock. The increase in accumulated other comprehensive income resulted from the net changes in fair value of interest rate swap agreements, net of taxes, more fully described under Long-Term Financing below.

Long-Term Financing

      The Company has a $150,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JP Morgan Chase Bank as the agent bank, and with a maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in bank commitments from $150,000,000 up to a maximum of $225,000,000 without further amendments to the agreement. As of March 31, 2005, the Company had no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $10,000,000 commitment which may be used for standby letters of credit of which $7,612,000 was outstanding as of March 31, 2005. The Company was in compliance with all Revolving Credit Facility covenants as of March 31, 2005.

      On February 28, 2003, the Company issued $250,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013. On November 29, 2004, the Company prepaid $50,000,000 of the Senior Notes. The notes are currently callable at par without penalty and no principal payments are required until maturity in 2013. As of March 31, 2005, $200,000,000 was outstanding under the Senior Notes. The Company was in compliance with all Senior Notes covenants as of March 31, 2005.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Long-Term Financing — (Continued)

      The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. for short-term liquidity needs and letters of credit. The Credit Line matures on November 2, 2005. As of March 31, 2005, $3,000,000 was outstanding under the Credit Line and outstanding letters of credit totaled $544,000. Amounts borrowed on the Credit Line were classified as long-term debt at March 31, 2005, as the Company has the ability and intent through the Revolving Credit Facility to refinance the short-term notes on a long-term basis.

      The Company has a $5,000,000 revolving credit note (“Credit Note”) with BNP Paribus (“BNP”) for short-term liquidity needs. The Credit Note matures on December 31, 2005. As of March 31, 2005, $800,000 was outstanding under the Credit Note. Amounts borrowed on the Credit Note were classified as long-term debt at March 31, 2005, as the Company has the ability and intent through the Revolving Credit Facility to refinance the short-term notes on a long-term basis.

      The Company has on file with the Securities and Exchange Commission a shelf registration on Form S-3 for the issuance of up to $250,000,000 of debt securities, including medium term notes providing for the issuance of fixed rate or floating rate debt with maturities of nine months or longer. As of March 31, 2005, $121,000,000 was available under the shelf registration, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, working capital requirements and reductions of the Company’s Revolving Credit Facility and Senior Notes. As of March 31, 2005, there were no outstanding debt securities under the shelf registration.

      From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and Senior Notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent that the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of March 31, 2005, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate Senior Notes as follows (dollars in thousands):

Notional				Fixed
amount	Trade date	Effective date	Termination date	pay rate	Receive rate
$100,000	February 2001	March 2001	March 2006	5.64%	One-month LIBOR
$100,000	September 2003	March 2006	February 2013	5.45%	Three-month LIBOR
$ 50,000	April 2004	April 2004	May 2009	4.00%	Three-month LIBOR

      These interest rate swaps hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2005 first quarter. At March 31, 2005, the total fair value of the interest rate swap agreements was $4,017,000, of which $231,000 and $1,997,000 were recorded as other current assets and other accrued liability, respectively, for swap maturities within the next twelve months, and $834,000 and $3,085,000 was recorded as other assets and other long-term liability, respectively, for swap maturities greater than twelve months. The Company has recorded in interest expense, losses related to the interest rate swap agreements of $957,000 and $1,664,000 for the first quarter ended March 31, 2005 and 2004, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $1,637,000 of net losses included in accumulated

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Long-Term Financing — (Continued)

other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of March 31, 2005 and 2004 based on quoted market values of the Company’s portfolio of derivative instruments.

Capital Expenditures

      Capital expenditures for the 2005 first quarter totaled $24,023,000, of which $9,899,000 were for construction of new tank barges, and $14,124,000 were primarily for upgrading of the existing marine transportation fleet.

      In October 2003, the Company entered into a contract for the construction of nine 30,000 barrel capacity inland tank barges, with five for use in the transportation of petrochemical and refined petroleum products and four for use in the transportation of black oil products. Four barges were delivered in the 2004 third quarter, four in the 2004 fourth quarter and one in the first quarter of 2005. The total purchase price of the nine barges was $15,700,000, of which $14,091,000 was expended in 2004 and $1,609,000 in the 2005 first quarter. Financing of the construction of the nine barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

      In June 2004, the Company entered into a contract for the construction of eleven 30,000 barrel capacity inland tank barges. Four of the barges will be for use in the transportation of petrochemicals and refined petroleum products and seven for use in the transportation of black oil products. Three of the barges were delivered in the 2005 first quarter, one in early April 2005, and the remaining seven are scheduled for delivery in the 2005 second quarter. The total purchase price of the 11 barges is approximately $24,000,000, subject to adjustment based on steel prices and any scrap surcharges that apply at the time the steel is shipped, $5,918,000 of which was expended in the 2005 first quarter. Financing of the construction of the 11 barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.

      In July 2004, the Company entered into a contract for the construction of six 30,000 capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products, and one 30,000 barrel capacity specialty petrochemical barge. Delivery of the seven barges is scheduled over a twelve-month period starting in the 2005 second quarter. The total purchase price of the seven barges is approximately $15,000,000, subject to adjustment based on steel prices and any scrap surcharges that apply at the time the steel is shipped, $3,874,000 of which was expended in 2004 and $2,361,000 in the 2005 first quarter. Financing of the construction of the seven barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.

      In November 2004, the Company entered into a contract for the construction of twenty 10,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Delivery of the 20 barges is scheduled for May through October 2005. The total purchase price of the 20 barges is approximately $24,500,000, subject to adjustment based on steel prices, of which no expenditures were made in 2004 or 2005. Financing of the construction of the 20 barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Capital Expenditures — (Continued)

      A number of barges in the combined black oil fleet of the Company and Coastal Towing, Inc. (“Coastal”) are scheduled to be retired and replaced with new barges. Under the Company’s barge management agreement with Coastal, Coastal has the right to maintain its same capacity share of the combined fleet by building replacement barges as older barges are retired.

      Funding for future capital expenditures and new barge construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

      During the 2005 first quarter, the Company did not purchase any treasury stock. As of May 6, 2005, the Company had 1,210,000 shares available under its common stock repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

      The Company generated net cash provided by operating activities of $36,302,000 during the three months ended March 31, 2005, 56% higher than the $23,341,000 generated during the three months ended March 31, 2004. The increase in 2005 over 2004 reflected favorable cash flow from working capital, primarily due to an increase in accounts payable, the result of increased 2005 marine transportation and diesel engine service business levels and higher shipyard maintenance accruals.

      The Company accounts for its ownership in its three marine partnerships under the equity method of accounting, recognizing cash flow upon the receipt or distribution of cash from the partnerships. For the three months ended March 31, 2005 and 2004, the Company received cash of $490,000 and $501,000, respectively, from the partnerships.

      Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings associated with each of the above and other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of May 6, 2005, $137,388,000 under its Revolving Credit Facility and $121,000,000 under its shelf registration program, subject to mutual agreement and terms. As of May 5, 2005, the Company had $6,268,000 available under its Credit Line and $3,000,000 under the Credit Note.

      Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for pricing grids on its Revolving Credit Facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Liquidity — (Continued)

      The Company expects to continue to fund expenditures for acquisitions, capital construction projects, treasury stock repurchases, repayment of borrowings, and for other operating requirements from a combination of funds generated from operating activities and available financing arrangements.

      The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $9,389,000 at March 31, 2005, including $8,469,000 in letters of credit and $920,000 in performance bonds, of which $683,000 of these financial instruments relates to contingent legal obligations, which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

      During the last three years, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has term contracts that generally contain cost escalation clauses whereby certain costs, including fuel, can be passed through to its customers; however, there is typically a 30 to 90 day delay before contracts are adjusted for fuel prices. Spot market rates are at the current market rate, including fuel, and are subject to market volatility. The repair portion of the diesel engine services segment is based on prevailing current market rates.

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

      From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and Senior Notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent that the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of March 31, 2005, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate Senior Notes as follows (dollars in thousands):

Notional				Fixed
amount	Trade date	Effective date	Termination date	pay rate	Receive rate
$100,000	February 2001	March 2001	March 2006	5.64%	One-month LIBOR
$100,000	September 2003	March 2006	February 2013	5.45%	Three-month LIBOR
$ 50,000	April 2004	April 2004	May 2009	4.00%	Three-month LIBOR

      These interest rate swaps hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2005 first quarter. At March 31, 2005, the total fair value of the interest rate swap agreements was $4,017,000, of which $231,000 and $1,997,000 were recorded as other current assets and other accrued liabilities, respectively, for swap maturities within the next twelve months, and $834,000 and $3,085,000 was recorded as other assets and other long-term liability, respectively, for swap maturities greater than twelve months. The Company has recorded in interest expense, losses related to the interest rate swap agreements of $957,000 and $1,664,000 for the first quarter ended March 31, 2005 and 2004, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $1,637,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of March 31, 2005 and 2004 based on quoted market values of the Company’s portfolio of derivative instruments.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Item 4.	Controls and Procedures

      Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART II — OTHER INFORMATION

Item 4.	Results of Votes of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on April 26, 2005.

(b)	Class I Directors elected to serve until the 2008 Annual Meeting of Stockholders were Walter E. Johnson, George A. Peterkin, Jr. and Robert G. Stone, Jr. Class II Directors continuing to serve until the 2006 Annual Meeting of Stockholders are Bob G. Gower, Joseph H. Pyne and Richard C. Webb. Class III Directors continuing to serve until the 2007 Annual Meeting of Stockholders are C. Sean Day, William M. Lamont, Jr. and C. Berdon Lawrence.

The number of for and withheld votes with respect to the election of the Class I Directors was as follows:

Walter E. Johnson	For	15,087,341	Withheld	7,633,392
George A. Peterkin, Jr.	For	13,986,646	Withheld	8,734,087
Robert G. Stone, Jr.	For	14,910,728	Withheld	7,810,005

(c)	A proposal to approve the 2005 Stock and Incentive Plan was also approved by the Stockholders at the Annual Meeting. The number of for, against, abstained and no votes with respect to the matter was as follows:

For	18,917,789
Against	2,018,337
Abstain	196,315
No vote	1,588,292

Item 6.	Exhibits

31.1 — Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2 — Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32 — Certification Pursuant to 13 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION (Registrant)
By:	/s/ NORMAN W. NOLEN
Norman W. Nolen
Executive Vice President, Treasurer and Chief Financial Officer

Dated: May 6, 2005

EXHIBIT INDEX

EXHIBIT
NUMBER		DESCRIPTION
31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32	—	Certification Pursuant to 13 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).