Form 10-Q
period 2005-06-30
KIRBY CORP
filed 2005-08-05
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2005

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
Yes ☑ No ☐
The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on August 5, 2005 was 25,179,000.

Part I Financial Information
Item 1. Financial Statements
KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED BALANCE SHEETS
(Unaudited)
ASSETS

	June 30,	December 31,
	2005	2004
	($ in thousands)
Current assets:
Cash and cash equivalents	$1,785	$629
Accounts receivable:
Trade – less allowance for doubtful accounts	107,394	99,355
Other	7,243	6,963
Inventory – finished goods	17,881	15,426
Prepaid expenses and other current assets	16,679	15,110
Deferred income taxes	2,504	2,167

Total current assets	153,486	139,650

Property and equipment	1,043,039	980,464
Less accumulated depreciation	430,888	406,253

	612,151	574,211

Investment in marine affiliates	10,021	12,205
Goodwill – net	160,641	160,641
Other assets	15,065	17,968

	$951,364	$904,675

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED BALANCE SHEETS
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2005	2004
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$4	$1,304
Income taxes payable	706	986
Accounts payable	58,665	41,916
Accrued liabilities	50,320	51,900
Deferred revenues	5,836	8,284

Total current liabilities	115,531	104,390

Long-term debt – less current portion	217,634	217,436
Deferred income taxes	122,890	123,330
Minority interests	3,061	2,840
Other long-term liabilities	20,440	21,444

	364,025	365,050

Contingencies and commitments	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 60,000,000 shares, issued 30,907,000 shares	3,091	3,091
Additional paid-in capital	190,797	185,123
Accumulated other comprehensive income – net	(5,786)	(5,672)
Deferred compensation	(6,004)	(2,255)
Retained earnings	391,845	360,119

	573,943	540,406
Less cost of 5,774,000 shares in treasury (6,051,000 at December 31, 2004)	102,135	105,171

	471,808	435,235

	$951,364	$904,675

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		($ in thousands, except per share amounts)
Revenues:
Marine transportation	$170,742	$149,065	$327,952	$284,558
Diesel engine services	28,534	21,811	55,768	43,633

	199,276	170,876	383,720	328,191

Costs and expenses:
Costs of sales and operating expenses	128,267	108,391	248,194	211,318
Selling, general and administrative	22,228	19,479	43,187	39,444
Taxes, other than on income	2,909	4,150	6,095	7,402
Depreciation and amortization	13,964	13,591	28,945	27,388
Loss (gain) on disposition of assets	(1,795)	196	(1,987)	198

	165,573	145,807	324,434	285,750

Operating income	33,703	25,069	59,286	42,441
Equity in earnings of marine affiliates	707	494	4	1,316
Loss on debt retirement	(1,144)	—	(1,144)	—
Other expense	(400)	(51)	(716)	(322)
Interest expense	(3,113)	(3,290)	(6,259)	(6,664)

Earnings before taxes on income	29,753	22,222	51,171	36,771
Provision for taxes on income	(11,306)	(8,444)	(19,445)	(13,973)

Net earnings	$18,447	$13,778	$31,726	$22,798

Net earnings per share of common stock:
Basic	$.74	$.56	$1.27	$.93

Diluted	$.72	$.55	$1.24	$.91

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2005	2004
	($ in thousands)
Cash flows from operating activities:
Net earnings	$31,726	$22,798
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	28,945	27,388
Deferred income taxes	(716)	6,883
Loss on debt retirement	1,144	—
Loss (gain) on disposition of assets	(1,987)	198
Equity in earnings of marine affiliates, net of distributions	1,466	(86)
Other	1,221	738
Increase in cash flows resulting from changes in operating assets and liabilities, net	2,275	17,381

Net cash provided by operating activities	64,074	75,300

Cash flows from investing activities:
Capital expenditures	(63,563)	(56,060)
Acquisition of business and marine equipment	(7,000)	(9,785)
Proceeds from disposition of assets	5,512	2,298
Other	162	—

Net cash used in investing activities	(64,889)	(63,547)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	200	(5,000)
Proceeds from senior notes	200,000	—
Payments on senior notes	(200,000)	—
Payments on long-term debt, net	(1,302)	(112)
Proceeds from exercise of stock options	3,332	3,956
Other	(259)	(327)

Net cash provided by (used in) financing activities	1,971	(1,483)

Increase in cash and cash equivalents	1,156	10,270

Cash and cash equivalents, beginning of year	629	4,064

Cash and cash equivalents, end of period	$1,785	$14,334

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest	$6,228	$6,374
Income taxes	$18,125	$(7,342)
Noncash investing activity:
Notes payable issued in acquisition	$—	$1,300
Disposition of asset for note receivable	$363	$—
See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005 and December 31, 2004, and the results of operations for the three months and six months ended June 30, 2005 and 2004.
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
(2) ACQUISITIONS
     On June 24, 2005, the Company purchased American Commercial Lines LLC’s (“ACL”) black oil products fleet of 10 inland tank barges for $7,000,000 in cash. Five of the barges are currently in service and the other five barges are being evaluated for renovation versus disposal. Financing for the equipment acquisition was through the Company’s revolving credit facility.
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
     On April 16, 2004, the Company purchased a one-third interest in Osprey Line, LLC (“Osprey”) for $4,220,000. The purchase price consisted of cash of $2,920,000 and notes payable of $1,300,000 due and paid in April 2005. The remaining two-thirds interest is owned by Cooper/T. Smith Corporation and Richard L. Couch. Osprey, formed in 2000, operates a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, several ports located above Baton Rouge on the Mississippi River, as well as coastal service along the Gulf of Mexico. The purchase will be accounted for under the equity method of accounting and the cash portion of the purchase price was financed through the Company’s revolving credit facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
(3) ACCOUNTING STANDARDS
     In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”) was issued. SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.
     The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the intrinsic value method of accounting for stock-based employee compensation, since the exercise price of the Company’s stock options is the fair market value on the date of grant, no compensation expense is recorded. The Company is required under SFAS No. 123 to disclose pro forma information relating to option grants as if the Company used the fair value method of accounting, which requires the recording of estimated compensation expenses.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
(3) ACCOUNTING STANDARDS – (Continued)
     The following table summarizes pro forma net earnings and earnings per share for the three months and six months ended June 30, 2005 and 2004 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net earnings, as reported	$18,447	$13,778	$31,726	$22,798

Deduct: Total stock-based employee compen- sation expense determined under fair value based method for all awards, net of related tax effects	(423)	(452)	(790)	(797)

Pro forma net earnings	$18,024	$13,326	$30,936	$22,001

Earnings per share:

Basic – as reported	$.74	$.56	$1.27	$.93

Basic – pro forma	$.72	$.55	$1.24	$.90

Diluted – as reported	$.72	$.55	$1.24	$.91

Diluted – pro forma	$.70	$.53	$1.21	$.88
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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
(4) COMPREHENSIVE INCOME
     The Company’s total comprehensive income for the three months and six months ended June 30, 2005 and 2004 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net earnings	$18,447	$13,778	$31,726	$22,798
Change in fair value of derivative financial instruments, net of tax	(2,826)	4,839	(114)	2,727

Total comprehensive income	$15,621	$18,617	$31,612	$25,525

(5) SEGMENT DATA
     The Company’s operations are classified into two reportable business segments as follows:
     Marine Transportation – Marine transportation by United States flag vessels on the United States inland waterway system. The principal products transported on the United States inland waterway system include petrochemicals, black oil products, refined petroleum products and agricultural chemicals.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
(5) SEGMENT DATA – (Continued)
     Diesel Engine Services – Overhaul and repair of large medium-speed and high-speed diesel engines, reduction gear repair, and sale of related parts and accessories for customers in the marine, power generation and railroad industries.
     The following table sets forth the Company’s revenues and profit (loss) by reportable segment for the three months and six months ended June 30, 2005 and 2004, and total assets as of June 30, 2005 and December 31, 2004 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Marine transportation	$170,742	$149,065	$327,952	$284,558
Diesel engine services	28,534	21,811	55,768	43,633

	$199,276	$170,876	$383,720	$328,191

Segment profit (loss):
Marine transportation	$30,683	$24,861	$54,604	$41,735
Diesel engine services	3,443	2,184	6,910	4,623
Other	(4,373)	(4,823)	(10,343)	(9,587)

	$29,753	$22,222	$51,171	$36,771

	June 30,	December 31,
	2005	2004
Total assets:
Marine transportation	$874,728	$834,157
Diesel engine services	55,920	47,158
Other	20,716	23,360

	$951,364	$904,675

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
(5) SEGMENT DATA – (Continued)
     The following table presents the details of “Other” segment profit (loss) for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
General corporate expenses	$(2,218)	$(1,780)	$(4,215)	$(3,719)
Gain (loss) on disposition of assets	1,795	(196)	1,987	(198)
Interest expense	(3,113)	(3,290)	(6,259)	(6,664)
Equity in earnings of marine affiliates	707	494	4	1,316
Loss on debt retirement	(1,144)	—	(1,144)	—
Other expense	(400)	(51)	(716)	(322)

	$(4,373)	$(4,823)	$(10,343)	$(9,587)

     The following table presents the details of “Other” total assets as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004
General corporate assets	$10,695	$11,155
Investment in marine affiliates	10,021	12,205

	$20,716	$23,360

(6) TAXES ON INCOME
     Earnings before taxes on income and details of the provision (credit) for taxes on income for the three months and six months ended June 30, 2005 and 2004 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Earnings before taxes on income – United States	$29,753	$22,222	$51,171	$36,771

Provision (credit) for taxes on income:
Current	$10,790	$4,911	$18,701	$6,527
Deferred	(555)	2,751	(1,098)	6,126
State and local	1,071	782	1,842	1,320

	$11,306	$8,444	$19,445	$13,973

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
(7) EARNINGS PER SHARE OF COMMON STOCK
     The following table presents the components of basic and diluted earnings per share of common stock for the three months and six months ended June 30, 2005 and 2004 (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net earnings	$18,447	$13,778	$31,726	$22,798

Shares outstanding:
Weighted average common stock outstanding	24,945	24,434	24,907	24,392
Effect of dilutive securities:
Employee and director common stock options	697	659	705	611

	25,642	25,093	25,612	25,003

Basic earnings per share of common stock	$.74	$.56	$1.27	$.93

Diluted earnings per share of common stock	$.72	$.55	$1.24	$.91

     Certain outstanding options to purchase approximately 83,000 and 24,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2005 and 2004, respectively, as such stock options would have been antidilutive.
(8) RETIREMENT PLANS
     The Company sponsors a defined benefit plan for vessel personnel. The plan benefits are based on an employee’s years of service and compensation. The plan assets primarily consist of fixed income securities and corporate stocks.
     The Company’s pension plan funding strategy is to contribute an amount equal to the greater of the minimum required contribution under ERISA and the amount necessary to fully fund the plan on an Accumulated Benefit Obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making the prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to contribute $8,000,000 to $12,000,000 to its pension plan in November 2005 to fund its 2005 pension plan obligations. As of June 30, 2005, no 2005 year contributions have been made.
     The Company sponsors an unfunded defined benefit health care plan that provides limited postretirement medical benefits to employees who meet minimum age and service requirements, and to eligible dependents. The plan is contributory, with retiree contributions adjusted annually.
     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
(8) RETIREMENT PLANS – (Continued)
benefit that is at least actuarially equivalent to Medicare Part D. The Company believes that benefits provided to certain participants will be at least actuarially equivalent to Medicare Part D, and, accordingly, the Company will be entitled to a subsidy.
     In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 requires (a) that the effects of the federal subsidy be considered an actuarial gain and recognized in the same manner as other actuarial gains and losses and (b) certain disclosures for employers that sponsor postretirement health care plans that provide prescription drug benefits.
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
     The following tables present the components of net periodic benefit cost for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net periodic benefit cost:
Service cost	$1,174	$915	$2,303	$1,827
Interest cost	1,295	1,153	2,576	2,301
Expected return on assets	(1,554)	(1,459)	(3,197)	(2,913)
Amortization of prior service cost	(23)	(22)	(45)	(44)
Amortization of actuarial loss	596	494	1,153	987

Net periodic benefit cost	$1,488	$1,081	$2,790	$2,158

	Postretirement Benefits Other Than Pensions
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net periodic benefit cost:
Service cost	$91	$94	$177	$186
Interest cost	66	142	186	282
Amortization of prior service cost	10	10	20	20
Amortization of actuarial gain	(46)	(5)	(72)	(10)

Net periodic benefit cost	$121	$241	$311	$478

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
(9) CONTINGENCIES
     The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $9,477,000 at June 30, 2005, including $8,557,000 in letters of credit and $920,000 in performance bonds, of which $683,000 of these financial instruments relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.
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
     In 2003, the Company and certain subsidiaries received a Request For Information (“RFI”) from the EPA under CERCLA with respect to a Superfund site, the Gulfco site, located in Freeport, Texas. In prior years, a company unrelated to Gulfco operated at the site and provided tank barge cleaning services to various subsidiaries of the Company. An RFI is not a determination that a party is responsible or potentially responsible for contamination at a site, but is only a request seeking any information a party may have with respect to a site as part of an EPA investigation into such site. In 2004, the Company and certain subsidiaries received an RFI from the EPA under CERCLA with respect to a Superfund site, the State Marine site, located in Port Arthur, Texas. In July 2005, a subsidiary of the Company received a notification of potential responsibility from the EPA and a request for voluntary participation in funding potential remediation activities at the SBA Shipyards, Inc. (“SBA”) property located in Jennings, Louisiana. In prior years, SBA had provided tank barge cleaning services to the subsidiary. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in these matters.
     In addition, the Company is involved in various legal and other proceedings which are incidental to the conduct of its business, none of which in the opinion of management will have a material effect on the Company’s financial condition, results of operations or cash flows. Management believes that it has recorded adequate reserves and believes that is has adequate insurance coverage or has meritorious defenses for these other claims and contingencies.

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
     For purposes of the Management’s Discussion, all earnings per share are “Diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings for the second quarter and first six months of 2005 and 2004 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average number of common stock-diluted	25,642	25,093	25,612	25,003

     The increase in the weighted average number of common shares for both 2005 periods compared with the 2004 periods primarily reflected the exercise of employee and director stock options, as well as additional dilutive shares applicable to stock options plans.
Overview
     The Company is the nation’s largest domestic inland tank barge operator with a fleet of 887 active tank barges as of June 30, 2005 and operated an average of 241 inland towboats during the 2005 second quarter and first six months. The Company uses the inland waterway system of the United States to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. Through its diesel engine services segment, the Company provides after-market services for large medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.
     For the 2005 second quarter, the Company reported net earnings of $18,447,000, or $.72 per share, on revenues of $199,276,000. For the first six months of 2005, net earnings were $31,726,000, or $1.24 per share, on revenues of $383,720,000.
     During the 2005 first six months, approximately 85% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major United States petrochemical and refining companies. Products transported include raw materials for many of the end products used widely by businesses and consumers every day – plastics, fiber, paints, detergents, oil

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Overview – (Continued)
additives and paper, among others. Consequently, the Company’s business tends to mirror the general performance of the United States economy and the performance of the Company’s customer base. The following table shows the products transported by the Company, the revenue distribution for the first half of 2005, the uses of these products and the factors that drive the demand for the products the Company transports:
End Uses of Products Transported

	2005 First
	Six Months
	Revenue
Products Transported	Distribution	Uses of Products Transported	Drivers
Petrochemicals	68%	Plastics, Fibers, Paper, Gasoline Additives	Housing, Consumer Goods, Autos, Clothing, Vehicle

Black Oil Products	19%	Asphalt, Boiler Fuel, No. 6 Fuel Oil, Coker Feedstocks, Residual Fuel, Crude Oil, Ship Bunkers	Usages Road Construction, Feedstock for Refineries, Fuel for Power Plants and Ships

Refined Petroleum Products	9%	Gasoline Blends, No. 2 Oil, Jet Fuel, Heating Oil	Vehicle Usage, Air Travel, Weather Conditions

Agricultural Chemicals	4%	Liquid Fertilizers, Chemical Feedstocks	Corn, Cotton, Wheat Production
     The 2005 second quarter marine transportation segment’s revenues and operating income increased 15% and 23%, respectively, compared with the 2004 second quarter. For the 2005 first six months, revenues and operating income increased 15% and 31%, respectively, compared with the first six months of 2004. For the 2005 second quarter and first six months, the Company’s petrochemical, black oil products and agricultural chemical volumes remained strong, with seasonal strengthening in its refined petroleum products volumes during the second quarter.
     Navigating delays were at record levels for the 2005 first quarter, principally in January and February. During January, high water conditions existed on the Illinois and Ohio Rivers, and caused high water conditions on the lower Mississippi River in late January and early February. In addition, the upper Ohio River was closed for two weeks in January due to an accident at the Belleville Lock. The Gulf Coast had numerous fog days in January and February. During March, weather conditions improved significantly. Navigating delays for the 2005 second quarter were down significantly and in-line with delay days for the 2004 second quarter.
     The Company was successful in continuing to raise marine transportation rates on contracts renewed during the 2005 first half. Contracts renewed in the 2005 first half increased in the 4% to 5% average range. Spot market rates rose modestly during the 2005 second quarter and were generally above contract rates for most product lines. In addition, January 1, 2005 escalators in the 3% to 4% range for labor and the producer price index on numerous multi-year contracts also positively impacted the 2005 first six months. The Company adjusts term contract rates for fuel on a monthly or quarterly basis, depending on the specific contract. During the 2005 first six months, approximately 70% of the Company’s marine transportation revenue was under term contracts with the remaining 30% in the spot market.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Overview – (Continued)
     The marine transportation operating margin for the 2005 second quarter and first six months were 18.0% and 16.7%, respectively, a marked improvement when compared with operating margins of 16.7% for the 2004 second quarter and 14.7% for the 2004 first six months. Improved volumes, higher contract and spot market rates, and January 1, 2005 escalators on long-term contracts all contributed to the higher operating margins.
     The Company’s diesel engine services segment’s 2005 second quarter revenues and operating income increased 31% and 58%, respectively, compared with the corresponding quarter of 2004. The segment’s revenues for the 2005 first half increased 28% and operating income increased 49% compared with the 2004 first half. The results for both periods reflected continued strong marine, power generation and railroad markets, as well as the acquisition of Walker in April 2004. In addition, service rates and parts pricing improved modestly during the 2005 first six months.
     The diesel engine services operating margin for the 2005 second quarter was 12.1% compared with 10.0% for the 2004 second quarter. For the first six months of 2005, the operating margin was 12.4% compared with 10.6% for the first six months of 2004. The improved operating margin for both 2005 periods resulted from higher service activities, which generally earn a higher operating margin than parts sales, increased pricing for service and parts, and better labor utilization.
     The Company continued to generate strong operating cash flow during the first six months of 2005, with net cash provided by operating activities of $64,074,000. In addition, the Company generated cash from the disposition of assets of $5,512,000 and $3,332,000 from the exercise of stock options. The cash was used for capital expenditures of $63,563,000 for fleet replacement, enhancement and expansion, $7,000,000 for the acquisition of the black oil products tank barge fleet of ACL and debt reduction of $1,102,000. The Company reduced its debt-to-capitalization ratio from 33.4% at December 31, 2004 to 31.6% at June 30, 2005.
     Capital expenditures were $63,563,000 for the 2005 first six months and included $35,263,000 for new tank barge construction and $28,300,000 primarily for upgrading the existing marine transportation fleet. The Company projects that capital expenditures for 2005 will be in the $110,000,000 to $120,000,000 range, including $65,000,000 for new tank barge construction. The 2005 tank barge construction program includes seventeen 30,000 barrel capacity tank barges at a cost of $37,000,000, subject to adjustment for the price of steel. The Company has taken delivery and placed into service 13 of the barges with the remaining four scheduled for delivery from August 2005 through February 2006. These 17 barges are replacement barges for older barges removed from service.
     The 2005 program also includes twenty 10,000 barrel capacity tank barges and one 30,000 barrel capacity specialty barge at a cost of $28,000,000, subject to adjustment for the price of steel. The Company has taken delivery and placed into service three of the barges with the remaining 18 barges scheduled for delivery from August 2005 through January 2006. These 21 barges are additional capacity, positioning the Company to obtain petrochemical movements it currently does not have the capacity to handle.
     In July 2005, the Company entered into contracts for the construction of twenty-three 30,000 barrel capacity tank barges at a cost of $45,000,000, subject to adjustment for the price of steel. The 23 barges will be a combination of replacement and expansion barges with delivery scheduled throughout 2006, with the final barge scheduled for delivery in January 2007.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Overview – (Continued)
     Despite continued high crude oil and natural gas prices, as well as continued concerns of a slowing economy, the Company anticipates that during the 2005 third quarter, petrochemical and black oil products volumes transported by the Company’s marine transportation segment will remain strong.
Acquisitions
     On April 7, 2004, the Company purchased from Walker, a subsidiary of Ingram, Walker’s diesel engine service operation and parts inventory located in Paducah, Kentucky for $5,755,000 in cash. In addition, the Company entered into a contract to provide diesel engine services to Ingram’s inland towboat fleet.
     On April 16, 2004, the Company purchased a one-third interest in Osprey for $4,220,000. The purchase price consisted of cash of $2,920,000 and notes payable of $1,300,000 due and paid in April 2005. The remaining two-thirds interest is owned by Cooper/T. Smith Corporation and Richard L. Couch. Osprey, formed in 2000, operates a feeder service for cargo containers on barges between Houston, New Orleans and Baton Rouge, several ports located above Baton Rouge on the Mississippi River, as well as coastal service along the Gulf of Mexico.
     On June 24, 2005, the Company purchased ACL’s black oil products fleet of 10 inland tank barges for $7,000,000 in cash. Five of the barges are currently in service and the other five barges are being evaluated for renovation versus disposal.
Results of Operations
     The Company reported second quarter 2005 net earnings of $18,447,000, or $.72 per share, on revenues of $199,276,000, compared with second quarter 2004 net earnings of $13,778,000, or $.55 per share, on revenues of $170,876,000. Net earnings for the 2005 first six months were $31,726,000, or $1.24 per share, on revenues of $383,720,000, compared with net earnings of $22,798,000, or $.91 per share, on revenues of $328,191,000 for the first six months of 2004.
     The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2005 second quarter compared with the second quarter of 2004, the first six months of 2005 compared with the first six months of 2004 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended				Six months ended
	June 30,				June 30,
	2005	%	2004	%	2005	%	2004	%
Marine transportation	$170,742	86%	$149,065	87%	$327,952	85%	$284,558	87%
Diesel engine services	28,534	14	21,811	13	55,768	15	43,633	13

	$199,276	100%	$170,876	100%	$383,720	100%	$328,191	100%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Marine Transportation
     The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of June 30, 2005, the marine transportation segment operated 887 active inland tank barges, with a total capacity of 16.6 million barrels, compared with 887 active inland tank barges at June 30, 2004, with a total capacity of 16.3 million barrels. The segment also operated an average of 241 inland towboats during the 2005 second quarter and first six months compared with an average of 237 inland towboats operated during the second quarter of 2004 and 234 during the first six months of 2004. The marine transportation segment is also the managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units and owns a 33% interest in Osprey, operator of a barge feeder service for cargo containers, both of which are accounted for under the equity method of accounting.
     The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2005 compared with the three months and six months ended June 30, 2004 (dollars in thousands):

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2005	2004	Change	2005	2004	Change
Marine transportation revenues	$170,742	$149,065	15%	$327,952	$284,558	15%

Costs and expenses:
Costs of sales and operating expenses	106,795	92,081	16	206,447	179,047	15
Selling, general and administrative	17,260	15,228	13	33,572	30,732	9
Taxes, other than on income	2,757	4,049	(32)	5,807	7,182	(19)
Depreciation and amortization	13,247	12,846	3	27,522	25,862	6

	140,059	124,204	13	273,348	242,823	13

Operating income	$30,683	$24,861	23%	$54,604	$41,735	31%

Operating margins	18.0%	16.7%		16.7%	14.7%
Marine Transportation Revenues
     Marine transportation revenues for the 2005 second quarter and first six months increased 15% compared with the corresponding periods of 2004, reflecting continued strong petrochemical and black oil products volumes. In addition, both 2005 periods were positively impacted by contract and spot market increases, term contract fuel adjustments, as well as labor and consumer price index escalators effective January 1, 2005 on numerous multi-year contracts.
     Petrochemical volumes transported during the 2005 second quarter and first six months remained strong as term contract customers continued to operate their plants at high utilization rates, resulting in high barge utilization for most products. Black oil products volumes during the 2005 second quarter and first half were strong as refineries operated at close to full capacity, thereby generating demand for waterborne transportation of heavier refinery residual oil by-products. Refined products volumes transported into the Midwest during the first quarter were at lower winter weather levels and improved in the second quarter with the beginning of the summer driving season; however, the segment’s presence in

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Marine Transportation Revenues – (Continued)
the refined products market was reduced as barges have been diverted to the stronger Gulf Intracoastal Waterway petrochemical market to meet term contract requirements. The segment’s refined products market has been further diminished by the Company’s continued retirement of its single hull barges. Agricultural chemical volumes were higher than normal during the first and second quarters as a result of strong demand for movements of imported liquid fertilizer into the Midwest.
     For the first six months of 2005, the marine transportation segment incurred a record 5,079 delay days, a 21% increase over the 4,181 delay days recorded in the 2004 first half. For the 2005 second quarter, 1,790 delay days occurred, 2% lower than the 1,822 delay days incurred in the 2004 second quarter, but 46% less than the 3,289 delay days incurred in the 2005 first quarter. Delay days measure the lost time incurred by a tow (towboat and one or more barges) during transit. The measure includes transit delays caused by weather, lock congestion or closure and other adverse navigating conditions. During January 2005, the segment experienced high water conditions on the Ohio and Illinois Rivers and the run-off of these rivers caused high water conditions on the lower Mississippi River in late January and early February. In addition, the upper Ohio River was closed for two weeks in January due to an accident at the Belleville Lock. During January and February, the segment also encountered numerous fog days along the Gulf Coast. The inclement weather conditions during the first two months of 2005 resulted in longer transit times, delayed customer deliveries, created operating inefficiencies requiring more towboats and tank barges to move cargo and resulted in pent-up demand for the transportation of cargos.
     During March, weather conditions throughout the Mississippi River System and the Gulf Intracoastal Waterway improved significantly, allowing the segment to efficiently transport the current demand, as well as the pent-up demand from February. Weather conditions during the 2005 second quarter were also favorable, allowing for better asset utilization through faster barge turnarounds and more efficient use of horsepower.
     During the 2005 second quarter and first six months, approximately 70% of marine transportation revenues were under term contracts and 30% were spot market revenues. The 70% contract and 30% spot market mix provides the Company with a stable revenue stream with less exposure to day-to-day pricing fluctuations. Contracts renewed in the second quarter and first six months of 2005 increased in the 4% to 5% average range, primarily the result of strong industry demand and higher utilization of tank barges. Spot market rates for most product lines were generally higher than contract rates and rose modestly during the 2005 second quarter. Effective January 1, 2005, escalators for labor and the producer price index on numerous multi-year contracts increased such contracts by 3% to 4%.
Marine Transportation Costs and Expenses
     Costs and expenses for the 2005 second quarter and first six months increased 13% when compared with the corresponding periods of 2004, reflecting the higher costs and expenses associated with increased volumes transported, as well as increased navigating delays.
     Costs of sales and operating expenses for the 2005 second quarter and first six months increased 16% and 15%, respectively, compared with the corresponding periods of 2004. The increase for both 2005 periods reflected higher salaries and related expenses, effective January 1, 2005, additional expenses associated with the increased volumes transported and higher towboat and tank barge maintenance expenditures due to the substantial increase in the cost of steel during 2004 and the 2005 first half. In addition, the higher price of diesel fuel consumed, as noted below, resulted in higher

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Marine Transportation Revenues – (Continued)
fuel costs. During the 2005 second quarter, the segment operated an average of 241 towboats compared with an average of 237 during the 2004 second quarter. For the first six months of 2005, the segment operated an average of 241 towboats compared with 234 for the 2004 first half. The number of towboats operated and crews required fluctuates daily, depending on the volumes moved, weather conditions and voyage times. The segment consumed 13.9 million gallons of diesel fuel during the 2005 second quarter, or 5% less than the 14.7 million gallons consumed during the 2004 second quarter. For the first half of 2005, the segment consumed 27.1 million gallons of diesel fuel, or 4% less than the 28.2 million gallons consumed during the 2004 first half. The decrease for both 2005 comparable periods was attributable to product mix and increased navigating delays.
     For the 2005 second quarter, the average price per gallon of diesel fuel consumed was $1.55, up 53% from the 2004 second quarter average of $1.01. The average price per gallon for the 2005 first half was $1.44, up 44% from the 2004 first half average of $1.00. Term contracts contain fuel escalation clauses that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before contracts are adjusted.
     Selling, general and administrative expenses for the 2005 second quarter and first six months increased 13% and 9%, respectively, compared with the 2004 second quarter and first half. The increases reflected salary increases and related expenses, effective January 1, 2005, higher incentive compensation accruals and increased employee medical costs.
     Taxes, other than on income, for the 2005 second quarter and first half decreased 32% and 19%, respectively, compared with the corresponding periods of 2004. The decline for both periods reflected the favorable settlement of a multiple year property tax issue, decreased waterway use taxes from less gallons burned in applicable waterways and a lower waterway use tax rate, partially offset by higher property taxes on new and existing inland tank barges and towboats.
     Depreciation and amortization for the 2005 second quarter and first nine months increased 3% and 6%, respectively, compared with the corresponding 2004 periods. The increases were attributable to new tank barges and increased capital expenditures in the 2005 first half and the 2004 year.
Marine Transportation Operating Income and Operating Margins
     The marine transportation operating income for the 2005 second quarter increased 23% compared with the second quarter of 2004. For the first half of 2005, the operating income for the segment increased 31% compared with the first half of 2004. The operating margin for the second quarter and first half of 2005 increased to 18.0% and 16.7%, respectively, compared with the second quarter and first half of 2004 of 16.7% and 14.7%, respectively. Improved volumes, higher contract and spot market rates, and the January 1, 2005 escalators on numerous multi-year contracts positively impacted the operating margins.
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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Diesel Engine Services – (Continued)
     The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2005 compared with the three months and six months ended June 30, 2004 (dollars in thousands):

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2005	2004	Change	2005	2004	Change
Diesel engine services revenues	$28,534	$21,811	31%	$55,768	$43,633	28%

Costs and expenses:
Costs of sales and operating expenses	21,473	16,233	32	41,742	32,167	30
Selling, general and administrative	3,240	3,017	7	6,350	6,051	5
Taxes, other than on income	95	91	4	205	173	18
Depreciation and amortization	283	286	(1)	561	619	(9)

	25,091	19,627	28	48,858	39,010	25

Operating income	$3,443	$2,184	58%	$6,910	$4,623	49%

Operating margins	12.1%	10.0%		12.4%	10.6%
Diesel Engine Services Revenues
     Revenues for the 2005 second quarter increased 31% compared with the 2004 second quarter and 28% for the first six months of 2005 when compared with the 2004 first half. During both 2005 periods, the segment was positively impacted by strong in-house and in-field service activity and direct parts sales in the majority of its markets. The offshore towing market, inland marine market, power generation market and the offshore oil service market reflected the most strength during the 2005 second quarter and first half. For the first six months of 2005, the segment was positively impacted by the April 2004 purchase of the Midwest diesel engine services operation of Walker. The segment also benefited from modestly higher service rates and parts pricing for both the 2005 second quarter and first six months.
Diesel Engine Services Costs and Expenses
     Costs and expenses for the 2005 second quarter and first six months increased 28% and 25%, respectively, when compared with corresponding periods of 2004. Costs of sales and operating expenses increased 32% for the 2005 second quarter and 30% for the 2005 first six months, reflecting the higher service and parts sales activity noted above, increased salaries and other related expenses effective January 1, 2005, as well as the impact of the April 2004 Walker acquisition. Selling, general and administrative expenses increased 7% for the 2005 second quarter and 5% for the first six months of 2005, reflecting increased salaries and related expenses, as well as higher incentive compensation accruals.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Diesel Engine Services Operating Income and Operating Margins
     Operating income for the diesel engine services segment for the 2005 second quarter and first six months increased 58% and 49%, respectively, compared with the corresponding periods of 2004. The significant increase for both 2005 periods was a result of the stronger markets, as well as a larger service revenue versus parts revenue mix. During the 2005 second quarter and first six months, 58% of the segment’s revenue was from service versus 50% for the corresponding periods of 2004. The higher operating margin, 12.1% for the 2005 second quarter and 12.4% for the 2005 first six months versus 10.0% for the 2004 second quarter and 10.6% for the 2004 first six months, was primarily a reflection of the change in the revenue mix, with a higher margin generally earned on service revenue, increased pricing for service and parts, and better labor utilization.
General Corporate Expenses
     General corporate expenses for the 2005 second quarter were $2,218,000, or 25% higher than the second quarter of 2004. For the first six months of 2005, general corporate expenses were $4,215,000, a 13% increase compared with the 2004 first six months. The increase for both comparable periods reflected increases in salaries and related expenses effective January 1, 2005, higher employee incentive compensation accruals and higher employee medical costs.
Other Income and Expenses
     The following table sets forth the gain (loss) on disposition of assets, equity in earnings of marine affiliates, loss on debt retirement, other expense and interest expense for the three months and six months ended June 30, 2005 compared with the three months and six months ended June 30, 2004 (dollars in thousands):

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2005	2004	Change	2005	2004	Change
Gain (loss) on disposition of assets	$1,795	$(196)	1,016%	$1,987	$(198)	1,104%
Equity in earnings of marine affiliates	$707	$494	43%	$4	$1,316	N/A
Loss on debt retirement	$(1,144)	$—	N/A	$(1,144)	$—	N/A
Other expense	$(400)	$(51)	684%	$(716)	$(322)	122%
Interest expense	$(3,113)	$(3,290)	(5)%	$(6,259)	$(6,664)	(6)%
Gain (Loss) on Disposition of Assets
     The Company reported a net gain on disposition of assets of $1,795,000 for the 2005 second quarter and $1,987,000 for the 2005 first six months, compared with a net loss on disposition of assets of $196,000 and $198,000 for the corresponding periods of 2004, respectively. The 2005 second quarter and first half net gains were predominately from the sale of marine equipment, including four towboats.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Equity in Earnings of Marine Affiliates
     Equity in earnings of marine affiliates consists primarily of a 35% owned offshore marine partnership, operating four offshore dry-cargo barge and tug units, and a 33% interest in Osprey, a barge feeder service for cargo containers. For the 2005 second quarter, equity in earnings of marine affiliates increased 43% compared with the 2004 second quarter, primarily attributable to less shipyard days for the 35% owned partnership equipment. For the first six months of 2005, equity in earnings of marine affiliates was $4,000 as the Company reported a $703,000 loss for the 2005 first quarter. The 2005 first quarter loss was attributable to a heavy maintenance shipyard schedule for the 35% owned offshore marine partnership, as well as start-up costs for Osprey’s coastal service along the Gulf of Mexico, which began the service in late 2004.
Loss on Debt Retirement
     On May 31, 2005, the Company issued $200,000,000 of unsecured floating rate 2005 Senior Notes, more fully described under Long-Term Financing below. The proceeds were used to repay $200,000,000 of 2003 Senior Notes due in February 2013. With the early extinguishment, the Company expensed $1,144,000 of unamortized financing costs associated with the retired 2003 Senior Notes during the 2005 second quarter.
Interest Expense
     Interest expense for the 2005 second quarter decreased 5% compared with the 2004 second quarter. For the 2005 first six months, interest expense decreased 6% compared with the 2004 first six months. The decrease for both comparable periods reflected lower average debt partially offset by higher average interest rates. The average debt and average interest rate for the second quarter of 2005 and 2004, including the effect of interest rate swaps, were $207,643,000 and 6.0%, and $257,679,000 and 5.1%, respectively. For the first six months of 2005 and 2004, the average debt and average interest rate, including the effect of interest rate swaps, were $210,258,000 and 6.0%, and $257,149,000 and 5.2%, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Financial Condition, Capital Resources and Liquidity
Balance Sheet
     Total assets as of June 30, 2005 were $951,364,000, a 5% increase compared with $904,675,000 as of December 31, 2004. The following table sets forth the significant components of the balance sheet as of June 30, 2005 compared with December 31, 2004 (dollars in thousands):

	June 30,	December 31,	%
	2005	2004	Change
Assets:
Current assets	$153,486	$139,650	10%
Property and equipment, net	612,151	574,211	7
Investment in marine affiliates	10,021	12,205	(18)
Goodwill, net	160,641	160,641	—
Other assets	15,065	17,968	(16)

	$951,364	$904,675	5%

Liabilities and stockholders’ equity:
Current liabilities	$115,531	$104,390	11%
Long-term debt – less current portion	217,634	217,436	—
Deferred income taxes	122,890	123,330	—
Minority interest and other long-term liabilities	23,501	24,284	(3)
Stockholders’ equity	471,808	435,235	8

	$951,364	$904,675	5%

     Current assets as of June 30, 2005 increased 10% compared with December 31, 2004, primarily reflecting an 8% increase in trade accounts receivable resulting from increased revenue during the 2005 second quarter over the fourth quarter of 2004 from both the marine transportation and diesel engine services segments. Inventory – finished goods increased 16%, reflecting additional inventory to support the stronger service activity and direct parts sales during 2005 in the majority of the diesel engine services markets, as well as service projects to be delivered in the 2005 third quarter. Prepaid expenses and other current assets increased 10%, primarily reflecting an increase in prepaid fuel inventory as a result of the higher diesel fuel prices.
     Property and equipment, net of accumulated depreciation, at June 30, 2005 increased 7% compared with December 31, 2004. The increase reflected $63,563,000 of capital expenditures for the 2005 first half, more fully described under Capital Expenditures below, and $7,000,000 for the acquisition of the black oil products fleet of ACL, less $28,735,000 of depreciation expense and $3,888,000 of disposals for the 2005 first six months.
     Investment in marine affiliates as of June 30, 2005 decreased 18% compared with December 31, 2004, reflecting $1,470,000 of distributions received during the 2005 first half offset by equity in earnings of marine affiliates of $4,000 for the first six months of 2005.
     Current liabilities as of June 30, 2005 increased 11% compared with December 31, 2004, primarily reflecting a 40% increase in accounts payable, attributable to increased marine transportation and diesel engine services business levels, and higher shipyard maintenance accruals. Accrued liabilities decreased 3%, primarily from the payment of employee incentive compensation and property taxes

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Balance Sheet – (Continued)
accrued during 2004, partially offset by higher casualty loss accruals. Deferred revenue decreased 30% due to a lower deferred revenue liability for a large diesel engine services power generation project in Europe.
     Long-term debt, less current portion, as of June 30, 2005 was relatively unchanged compared with December 31, 2004. During the 2005 first six months the Company reduced long-term debt using net cash provided by operating activities of $64,074,000, proceeds from the disposition of assets of $5,512,000 and $3,332,000 of proceeds from the exercise of stock options. Long-term debt borrowings during the 2005 first six months were used for capital expenditures of $63,563,000 and a marine equipment acquisition of $7,000,000.
     Stockholders’ equity as of June 30, 2005 increased 8% compared with December 31, 2004. The increase was primarily attributable to $31,726,000 of net earnings for the 2005 first six months, a $3,036,000 decrease in treasury stock, an increase of $5,674,000 in additional paid-in capital, a decrease in accumulated other comprehensive income of $114,000 and the recording of $3,749,000 of net deferred compensation related to restricted stock awards. The decrease in treasury stock and increase in additional paid-in capital were attributable to the exercise of stock options and the issuance of restricted stock. The decrease in accumulated other comprehensive income resulted from the net changes in fair value of interest rate swaps agreements, net of taxes, more fully described under Long-Term Financing below.
Long-Term Financing
     The Company has a $150,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JP Morgan Chase Bank as the agent bank, and with a maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in bank commitments from $150,000,000 up to a maximum of $225,000,000 without further amendments to the agreement. As of June 30, 2005, $13,000,000 was outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $10,000,000 commitment which may be used for standby letters of credit of which $7,612,000 was outstanding as of June 30, 2005. The Company was in compliance with all Revolving Credit Facility covenants as of June 30, 2005.
     On May 31, 2005, the Company issued $200,000,000 of unsecured floating rate 2005 Senior Notes due February 28, 2013. The 2005 Senior Notes have an interest rate equal to the LIBOR plus a margin of 0.5%. The 2005 Senior Notes are callable, at the Company’s option, with a 2% prepayment premium during the first year, 1% during the second year and at par thereafter. No principal payments are required until maturity in February 2013. As of June 30, 2005, $200,000,000 was outstanding under the 2005 Senior Notes and the Company was in compliance with all 2005 Senior Notes covenants.
     Proceeds of the 2005 Senior Notes were used to repay the Company’s $200,000,000 unsecured floating rate 2003 Senior Notes due February 2013. The 2003 Senior Notes had an interest rate equal to LIBOR plus a margin of 1.2%. With the early extinguishment, the Company expensed $1,144,000 of unamortized financing costs associated with the retired 2003 Senior Notes during the 2005 second quarter.
     The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. for short-term liquidity needs and letters of credit. The Credit Line matures on July 11, 2006. As of June

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Long-Term Financing – (Continued)
30, 2005, $600,000 was outstanding under the Credit Line and outstanding letters of credit were $632,000.
     The Company has a $5,000,000 revolving credit note (“Credit Note”) with BNP Paribus (“BNP”) for short-term liquidity needs. The Credit Note matures on December 31, 2005. As of June 30, 2005, $4,000,000 was outstanding under the Credit Note. Amounts borrowed on the Credit Note were classified as long-term at June 30, 2005, as the Company has the ability and intent through the Revolving Credit Facility to refinance the short-term notes on a long-term basis.
     The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate debt with a maturity of nine months or longer. As of June 30, 2005, $121,000,000 was available under the shelf registration, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, working capital requirements and reductions of the Company’s Revolving Credit Facility and 2005 Senior Notes. As of June 30, 2005, there were no outstanding debt securities under the shelf registration.
     From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and 2005 Senior Notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of June 30, 2005, the Company had a notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate 2005 Senior Notes as follows (dollars in thousands):

Notional				Fixed
amount	Trade date	Effective date	Termination date	pay rate	Receive rate
$100,000	February 2001	March 2001	March 2006	5.64%	One-month LIBOR
$100,000	September 2003	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	April 2004	April 2004	May 2009	4.00%	Three-month LIBOR
     These interest rate swaps hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2005 second quarter and first six months. At June 30, 2005, the fair value of the interest rate swap agreements was $8,363,000, of which $274,000 and $1,453,000 were recorded as other current assets and other accrued liability, respectively, for swap maturities within the next twelve months, and $23,000 and $7,207,000 was recorded as other assets and other long-term liability, respectively, for swap maturities greater than twelve months. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $790,000 and $1,530,000 for the three months ended June 30, 2005 and 2004, respectively, and $1,747,000 and $3,194,000 for the six months ended June 30, 2005 and 2004, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $1,381,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of June 30, 2005 and 2004 based on quoted market values of the Company’s portfolio of derivative instruments.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Capital Expenditures
     Capital expenditures for the 2005 first six months were $63,563,000, of which $35,263,000 were for construction of new tank barges, and $28,300,000 were primarily for upgrading of the existing marine transportation fleet.
     In October 2003, the Company entered into a contract for the construction of nine 30,000 barrel capacity inland tank barges, with five for use in the transportation of petrochemicals and refined petroleum products and four for use in the transportation of black oil products. Four barges were delivered in the 2004 third quarter, four in the 2004 fourth quarter and one in the first quarter of 2005. The purchase price of the nine barges was $15,700,000, of which $14,091,000 was expended in 2004 and $1,609,000 in the 2005 first quarter. Financing of the construction of the nine barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.
     In June 2004, the Company entered into a contract for the construction of eleven 30,000 barrel capacity inland tank barges. Four of the barges will be for use in the transportation of petrochemicals and refined petroleum products and seven for use in the transportation of black oil products. Three of the barges were delivered in the 2005 first quarter and the remaining eight were delivered in the 2005 second quarter. The purchase price of the 11 barges was $24,613,000, all of which was expended in the 2005 first six months. Financing of the construction of the 11 barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.
     In July 2004, the Company entered into a contract for the construction of six 30,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products, and one 30,000 barrel capacity specialty petrochemical barge. One barge was delivered in the 2005 second quarter, four are scheduled for delivery in the 2005 third quarter, one in the 2005 fourth quarter and one in the 2006 first quarter. The purchase price of the seven barges is approximately $15,000,000, subject to adjustment based on steel prices and any scrap surcharges that apply at the time the steel is shipped, of which $3,874,000 was expended in 2004 and $6,342,000 in the 2005 first six months. Financing of the construction of the seven barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.
     In November 2004, the Company entered into a contract for the construction of twenty 10,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Three of the barges were delivered in July 2005 and the remaining 17 barges are scheduled for delivery from August through December 2005. The purchase price of the 20 barges is approximately $24,500,000, subject to adjustment based on steel prices, of which $1,032,000 was expended in the 2005 first six months. Financing of the construction of the 20 barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.
     In July 2005, the Company entered into a contract for the construction of ten 30,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Delivery of the 10 barges is scheduled for March 2006 through January 2007. The purchase price of the 10 barges is approximately $18,000,000, subject to adjustment based on steel prices, of which $1,644,000 was expended in the 2005 first six months. Financing of the construction of the 10 barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.
     In July 2005, the Company entered into a contract for the construction of thirteen 30,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Capital Expenditures – (Continued)
products. Delivery of the 13 barges is scheduled for August through December 2006. The purchase price of the 13 barges is approximately $27,000,000 subject to adjustment based on steel prices. Financing of the construction of the 13 barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.
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
Treasury Stock Purchases
     During the 2005 first six months, the Company did not purchase any treasury stock. As of August 5, 2005, the Company had 1,210,000 shares available under its common stock repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.
Liquidity
     The Company generated net cash provided by operating activities of $64,074,000 during the six months ended June 30, 2005, 15% lower than the $75,300,000 generated during the six months ended June 30, 2004. The decrease in 2005 versus 2004 reflected less cash flows resulting from changes in operating assets and liabilities, primarily due to IRS federal income tax refunds for the 2002 and 2003 tax years of approximately $12,500,000 received in 2004. The deferral of federal income taxes related to additional bonus tax depreciation on qualifying capital expenditures that the Company utilized in 2004, which is not effective for 2005, also contributed to the decrease in net cash provided by operating activities.
     The Company accounts for its ownership in its three marine partnerships under the equity method of accounting, recognizing cash flow upon the receipt or distribution of cash from the partnerships. For the six months ended June 30, 2005 and 2004, the Company received net cash of $1,470,000 and $1,230,000, respectively, from the partnerships.
     Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings associated with each of the above and other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of August 5, 2005, $132,388,000 under its Revolving Credit Facility and $121,000,000 under its shelf registration program, subject to mutual agreement to terms. As of August 4, 2005, the Company had $8,962,000 available under its Credit Line and $1,000,000 under the Credit Note.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Liquidity – (Continued)
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
     The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $9,477,000 at June 30, 2005, including $8,557,000 in letters of credit and $920,000 in performance bonds, of which $683,000 of these financial instruments relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.
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
     From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate swap agreements which are entered into with major financial institutions. Derivative financial instruments related to the Company’s interest rate risks are intended to reduce the Company’s exposure to increases in the benchmark interest rates underlying the Company’s 2005 Senior Notes and variable rate bank credit facilities. The Company does not enter into derivative financial instrument transactions for speculative purposes.
     From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and 2005 Senior Notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent to the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of June 30, 2005, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate 2005 Senior Notes as follows (dollars in thousands):

Notional				Fixed
amount	Trade date	Effective date	Termination date	pay rate	Receive rate
$100,000 $100,000 $50,000	February 2001 September 2003 April 2004	March 2001 March 2006 April 2004	March 2006 February 2013 May 2009	5.64% 5.45% 4.00%	One-month LIBOR Three-month LIBOR Three-month LIBOR
     These interest rate swaps hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2005 second quarter and first six months. At June 30, 2005, the fair value of the interest rate swap agreements was $8,363,000, of which $274,000 and $1,453,000 were recorded as other current assets and other accrued liability, respectively, for swap maturities within the next twelve months, and $23,000 and $7,207,000 was recorded as other assets and other long-term liability, respectively, for swap maturities greater than twelve months. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $790,000 and $1,530,000 for the three months ended June 30, 2005 and 2004, respectively, and $1,747,000 and $3,194,000 for the six months ended June 30, 2005 and 2004, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $1,381,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of June 30, 2005 and 2004 based on quoted market values of the Company’s portfolio of derivative instruments.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In July 2005, a subsidiary of the Company received a notification of potential responsibility from the EPA and a request for voluntary participation in funding potential remediation activities at the SBA Shipyards, Inc. property located in Jennings, Louisiana. In prior years, SBA had provided tank barge cleaning service to the subsidiary. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.
Item 6. Exhibits
(a) Exhibits:
31.1 – Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2 – Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32 – Certification Pursuant to 13 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION (Registrant)
By:	/s/ NORMAN W. NOLEN
Norman W. Nolen
Executive Vice President, Treasurer and Chief Financial Officer

Dated: August 5, 2005

EXHIBIT INDEX

(a)	Exhibits:
31.1 – Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2 – Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32 – Certification Pursuant to 13 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).