Form 10-Q
period 2005-09-30
KIRBY CORP
filed 2005-11-08
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2005

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

Yes ☑	No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑	No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☐
The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on November 8, 2005 was 25,665,000.

Part I Financial Information
Item 1. Financial Statements
KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED BALANCE SHEETS
(Unaudited)
ASSETS

	September 30,	December 31,
	2005	2004
	($ in thousands)
Current assets:
Cash and cash equivalents	$3,066	$629
Accounts receivable:
Trade — less allowance for doubtful accounts	106,938	99,355
Other	9,541	6,963
Inventory — finished goods	18,441	15,426
Prepaid expenses and other current assets	20,903	15,110
Deferred income taxes	2,343	2,167

Total current assets	161,232	139,650

Property and equipment	1,072,528	980,464
Less accumulated depreciation	444,454	406,253

	628,074	574,211

Investment in marine affiliates	11,668	12,205
Goodwill — net	160,641	160,641
Other assets	14,622	17,968

	$976,237	$904,675

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED BALANCE SHEETS
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2005	2004
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$4	$1,304
Income taxes payable	693	986
Accounts payable	66,336	41,916
Accrued liabilities	55,682	51,900
Deferred revenues	5,478	8,284

Total current liabilities	128,193	104,390

Long-term debt — less current portion	205,733	217,436
Deferred income taxes	125,583	123,330
Minority interests	3,160	2,840
Other long-term liabilities	18,321	21,444

	352,797	365,050

Contingencies and commitments	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 60,000,000 shares, issued 30,907,000 shares	3,091	3,091
Additional paid-in capital	192,179	185,123
Accumulated other comprehensive income — net	(3,060)	(5,672)
Deferred compensation	(5,537)	(2,255)
Retained earnings	409,130	360,119

	595,803	540,406
Less cost of 5,685,000 shares in treasury (6,051,000 at December 31, 2004)	100,556	105,171

	495,247	435,235

	$976,237	$904,675

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$172,259	$153,114	$500,211	$437,672
Diesel engine services	26,482	20,275	82,250	63,908

	198,741	173,389	582,461	501,580

Costs and expenses:
Costs of sales and operating expenses	130,265	108,690	378,459	320,008
Selling, general and administrative	21,600	21,331	64,787	60,775
Taxes, other than on income	3,203	3,398	9,298	10,800
Depreciation and amortization	13,725	14,015	42,670	41,403
Loss (gain) on disposition of assets	24	43	(1,963)	241

	168,817	147,477	493,251	433,227

Operating income	29,924	25,912	89,210	68,353
Equity in earnings (loss) of marine affiliates	1,395	(782)	1,399	534
Loss on debt retirement	—	—	(1,144)	—
Other expense	(443)	(415)	(1,159)	(737)
Interest expense	(2,997)	(3,344)	(9,256)	(10,008)

Earnings before taxes on income	27,879	21,371	79,050	58,142
Provision for taxes on income	(10,594)	(8,121)	(30,039)	(22,094)

Net earnings	$17,285	$13,250	$49,011	$36,048

Net earnings per share of common stock:
Basic	$.69	$.54	$1.96	$1.48

Diluted	$.67	$.53	$1.91	$1.44

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
	($ in thousands)
Cash flows from operating activities:
Net earnings	$49,011	$36,048
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	42,670	41,403
Deferred income taxes	670	11,715
Loss on debt retirement	1,144	—
Loss (gain) on disposition of assets	(1,963)	241
Equity in earnings of marine affiliates, net of distributions	771	705
Other	2,001	1,360
Increase in cash flows resulting from changes in operating assets and liabilities, net	11,673	8,036

Net cash provided by operating activities	105,977	99,508

Cash flows from investing activities:
Capital expenditures	(93,118)	(75,810)
Acquisition of businesses and marine equipment	(7,000)	(9,785)
Proceeds from disposition of assets	5,492	2,258
Other	(790)	—

Net cash used in investing activities	(95,416)	(83,337)

Cash flows from financing activities:
Payments on bank credit facilities, net	(11,700)	(5,000)
Proceeds from senior notes	200,000	—
Payments on senior notes	(200,000)	—
Payments on long-term debt, net	(1,303)	(168)
Proceeds from exercise of stock options	5,338	5,298
Other	(459)	(590)

Net cash used in financing activities	(8,124)	(460)

Increase in cash and cash equivalents	2,437	15,711
Cash and cash equivalents, beginning of year	629	4,064

Cash and cash equivalents, end of period	$3,066	$19,775

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest	$9,028	$9,610
Income taxes	$27,762	$(3,026)
Noncash investing activity:
Notes payable issued in acquisition	$—	$1,300
Disposition of asset for note receivable	$363	$—
See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005 and December 31, 2004, and the results of operations for the three months and nine months ended September 30, 2005 and 2004.
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
     The following table summarizes pro forma net earnings and earnings per share for the three months and nine months ended September 30, 2005 and 2004 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings, as reported	$17,285	$13,250	$49,011	$36,048

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(438)	(484)	(1,228)	(1,281)

Pro forma net earnings	$16,847	$12,766	$47,783	$34,767

Earnings per share:

Basic — as reported	$.69	$.54	$1.96	$1.48

Basic — pro forma	$.67	$.52	$1.91	$1.42

Diluted — as reported	$.67	$.53	$1.91	$1.44

Diluted — pro forma	$.65	$.51	$1.86	$1.39
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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(4)	COMPREHENSIVE INCOME
     The Company’s total comprehensive income for the three months and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net earnings	$17,285	$13,250	$49,011	$36,048
Change in fair value of derivative financial instruments, net of tax	2,726	(3,320)	2,612	(593)

Total comprehensive income	$20,011	$9,930	$51,623	$35,455

(5)	SEGMENT DATA
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
     The following table sets forth the Company’s revenues and profit (loss) by reportable segment for the three months and nine months ended September 30, 2005 and 2004, and total assets as of September 30, 2005 and December 31, 2004 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues:
Marine transportation	$172,259	$153,114	$500,211	$437,672
Diesel engine services	26,482	20,275	82,250	63,908

	$198,741	$173,389	$582,461	$501,580

Segment profit (loss):
Marine transportation	$28,744	$26,069	$83,348	$67,804
Diesel engine services	3,231	1,773	10,141	6,396
Other	(4,096)	(6,471)	(14,439)	(16,058)

	$27,879	$21,371	$79,050	$58,142

	September 30,	December 31,
	2005	2004
Total assets:
Marine transportation	$894,798	$834,157
Diesel engine services	54,442	47,158
Other	26,997	23,360

	$976,237	$904,675

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(5) SEGMENT DATA — (Continued)
     The following table presents the details of “Other” segment profit (loss) for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

General corporate expenses	$(2,027)	$(1,887)	$(6,242)	$(5,606)
Gain (loss) on disposition of assets	(24)	(43)	1,963	(241)
Interest expense	(2,997)	(3,344)	(9,256)	(10,008)
Equity in earnings (loss) of marine affiliates	1,395	(782)	1,399	534
Loss on debt retirement	—	—	(1,144)	—
Other expense	(443)	(415)	(1,159)	(737)

	$(4,096)	$(6,471)	$(14,439)	$(16,058)

     The following table presents the details of “Other” total assets as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30,	December 31,
	2005	2004

General corporate assets	$15,329	$11,155
Investment in marine affiliates	11,668	12,205

	$26,997	$23,360

(6)	TAXES ON INCOME
     Earnings before taxes on income and details of the provision (credit) for taxes on income for the three months and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Earnings before taxes on income — United States	$27,879	$21,371	$79,050	$58,142

Provision (credit) for taxes on income:
Current	$8,498	$2,994	$27,199	$9,521
Deferred	1,092	4,354	(6)	10,480
State and local	1,004	773	2,846	2,093

	$10,594	$8,121	$30,039	$22,094

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(7)	EARNINGS PER SHARE OF COMMON STOCK
     The following table presents the components of basic and diluted earnings per share of common stock for the three months and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net earnings	$17,285	$13,250	$49,011	$36,048

Shares outstanding:
Weighted average common stock outstanding	25,034	24,507	24,959	24,435
Effect of dilutive securities:
Employee and director common stock plans	748	683	710	631

	25,782	25,190	25,669	25,066

Basic earnings per share of common stock	$.69	$.54	$1.96	$1.48

Diluted earnings per share of common stock	$.67	$.53	$1.91	$1.44

     No outstanding options to purchase common stock were excluded in the computation of diluted earnings per share as of September 30, 2005 and 2004 as all options were dilutive.
(8)	RETIREMENT PLANS
     The Company sponsors a defined benefit plan for vessel personnel. The plan benefits are based on an employee’s years of service and compensation. The plan assets primarily consist of fixed income securities and corporate stocks.
     The Company’s pension plan funding strategy is to contribute an amount equal to the greater of the minimum required contribution under ERISA and the amount necessary to fully fund the plan on an Accumulated Benefit Obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making the prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to contribute $9,000,000 to $13,000,000 to its pension plan in November 2005 to fund its 2005 pension plan obligations. As of September 30, 2005, no 2005 year contributions have been made.
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
     The following tables present the components of net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Pension Benefits
	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2005	2004	2005	2004
Net periodic benefit cost:
Service cost	$1,152	$1,255	$3,455	$3,082
Interest cost	1,288	1,248	3,864	3,549
Expected return on assets	(1,600)	(1,455)	(4,797)	(4,368)
Amortization of prior service cost	(22)	(22)	(67)	(66)
Amortization of actuarial loss	577	721	1,730	1,708

Net periodic benefit cost	$1,395	$1,747	$4,185	$3,905

	Postretirement Benefits Other Than Pensions
	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2005	2004	2005	2004
Net periodic benefit cost:
Service cost	$159	$46	$336	$232
Interest cost	90	66	276	348
Amortization of prior service cost	10	9	30	29
Amortization of actuarial gain	(23)	(81)	(95)	(91)

Net periodic benefit cost	$236	$40	$547	$518

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(9)	CONTINGENCIES
     The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $11,658,000 at September 30, 2005, including $10,738,000 in letters of credit and debt guarantees, and $920,000 in performance bonds, of which $683,000 of these financial instruments relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.
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
     For purposes of the Management’s Discussion, all earnings per share are “Diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings for the third quarter and first nine months of 2005 and 2004 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average number of common stock-diluted	25,782	25,190	25,669	25,066

     The increase in the weighted average number of common shares for both 2005 periods compared with the 2004 periods primarily reflected the exercise of employee and director stock options, as well as additional dilutive shares applicable to stock plans.
Overview
     The Company is the nation’s largest domestic inland tank barge operator with a fleet of 889 active tank barges as of September 30, 2005 and operated an average of 243 inland towboats during the 2005 third quarter and 242 during the 2005 first nine months. The Company uses the inland waterway system of the United States to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. Through its diesel engine services segment, the Company provides after-market services for large medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.
     For the 2005 third quarter, the Company reported net earnings of $17,285,000, or $.67 per share, on revenues of $198,741,000. For the first nine months of 2005, net earnings were $49,011,000, or $1.91 per share, on revenues of $582,461,000.
     During the 2005 first nine months, approximately 86% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major United States petrochemical and refining companies. Products transported include raw materials for many of the end products used widely by businesses and consumers every day — plastics, fiber, paints, detergents, oil

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Overview — (Continued)
additives and paper, among others. Consequently, the Company’s business tends to mirror the general performance of the United States economy and the performance of the Company’s customer base. The following table shows the products transported by the Company, the revenue distribution for the first nine months of 2005, the uses of these products and the factors that drive the demand for the products the Company transports:
End Uses of Products Transported

	2005 First
	Nine Months
	Revenue
Products Transported	Distribution	Uses of Products Transported	Drivers
Petrochemicals	67%	Plastics, Fibers, Paper, Gasoline Additives	Housing, Consumer Goods, Autos, Clothing, Vehicle Usage

Black Oil Products	20%	Asphalt, Boiler Fuel, No. 6 Fuel Oil, Coker Feedstocks, Residual Fuel, Crude Oil, Ship Bunkers	Road Construction, Feedstock for Refineries, Fuel for Power Plants and Ships

Refined Petroleum Products	9%	Gasoline Blends, No. 2 Oil, Jet Fuel, Heating Oil	Vehicle Usage, Air Travel, Weather Conditions

Agricultural Chemicals	4%	Liquid Fertilizers, Chemical Feedstocks	Corn, Cotton, Wheat Production
     The 2005 third quarter marine transportation segment’s revenues and operating income increased 13% and 10%, respectively, compared with the 2004 third quarter. For the 2005 first nine months, revenues and operating income increased 14% and 23%, respectively, compared with the first nine months of 2004. For the 2005 third quarter and first nine months, the Company’s petrochemical and black oil products demand remained strong. Refined products demand was strong; however, barge availability remained constrained due to the continued elimination of single hull barges and continued demand for double hull barges in the stronger petrochemical market. Agricultural chemical demand strengthened late in the third quarter with the transportation of imported liquid fertilizer into the Midwest. Despite continued high crude oil and natural gas prices, the Company anticipates that during the 2005 fourth quarter, petrochemical and black oil products volumes transported by the Company’s marine transportation segment will remain strong.
     Navigating delays for the 2005 first nine months were 23% higher than the corresponding period of 2004. During January, high water conditions existed on the Illinois and Ohio Rivers, and caused high water conditions on the lower Mississippi River in late January and early February. In addition, the upper Ohio River was closed for two weeks in January due to an accident at the Belleville Lock. The Gulf Coast had numerous fog days in January and February. During March, weather conditions improved significantly. Navigating delays for the 2005 second quarter were down significantly and in line with delay days for the 2004 second quarter.
     The 2005 third quarter and first nine months were negatively impacted by Hurricanes Katrina and Rita. The Company estimates the impact was $.10 per share. Hurricane Katrina made landfall east of New Orleans on August 29 and Hurricane Rita made landfall on the
Texas — Louisiana border on September 24. Petrochemical and refinery facilities located in the paths or projected paths of the hurricanes shut down operations in advance of the storms. Waterways in the hurricane affected areas

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Overview — (Continued)
were closed and Kirby’s equipment was moved out of the path of the storms. The hurricanes caused no notable damage to Kirby’s tank barge and towboat fleet or its facilities. All waterways in the hurricane affected areas are currently open and operating normally.
     The Company was successful in continuing to raise marine transportation rates on contracts renewed during the 2005 first nine months. Contracts renewed in the 2005 first nine months increased in the 4% to 5% average range. Spot market rates for most product lines were generally higher than contract rates and for the 2005 third quarter were approximately 20% higher than spot market rates for the 2004 third quarter. In addition, January 1, 2005 escalators in the 3% to 4% range for labor and the producer price index on numerous multi-year contracts also positively impacted the 2005 first nine months. The Company adjusts term contract rates for fuel on a monthly or quarterly basis, depending on the specific contract. During the 2005 first nine months, approximately 70% of the Company’s marine transportation revenue was under term contracts with the remaining 30% in the spot market.
     The marine transportation operating margin for the 2005 third quarter and first nine months was 16.7% compared with operating margins of 17.0% for the 2004 third quarter and 15.5% for the 2004 first nine months. Improved demand, higher contract and spot market rates, and January 1, 2005 escalators on long-term contracts all contributed to the higher operating margins.
     The Company’s diesel engine services segment’s 2005 third quarter revenues and operating income increased 31% and 82%, respectively, compared with the corresponding quarter of 2004. The segment’s revenues for the 2005 first nine months increased 29% and operating income increased 59% compared with the 2004 first nine months. The results for both periods reflected continued strong marine, power generation and railroad markets, as well as the acquisition of Walker in April 2004. In addition, service rates and parts pricing improved during the 2005 first nine months.
     The diesel engine services operating margin for the 2005 third quarter was 12.2% compared with 8.7% for the 2004 third quarter. For the first nine months of 2005, the operating margin was 12.3% compared with 10.0% for the first nine months of 2004. The improved operating margin for both 2005 periods resulted from higher service activities, which generally earn a higher operating margin than parts sales, increased pricing for service and parts, and better labor utilization.
     The Company continued to generate strong operating cash flow during the first nine months of 2005, with net cash provided by operating activities of $105,977,000. In addition, the Company generated cash from the disposition of assets of $5,492,000 and $5,338,000 from the exercise of stock options. The cash was used for capital expenditures of $93,118,000 for fleet replacement, enhancement and expansion, $7,000,000 for the acquisition of the black oil products tank barge fleet of ACL and debt reduction of $13,003,000. The Company reduced its debt-to-capitalization ratio from 33.4% at December 31, 2004 to 29.3% at September 30, 2005.
     Capital expenditures were $93,118,000 for the 2005 first nine months and included $50,321,000 for new tank barge construction and $42,797,000 primarily for upgrading the existing marine transportation fleet. The Company projects that capital expenditures for 2005 will be in the $115,000,000 to $120,000,000 range, including $65,000,000 for new tank barge construction. The 2005 tank barge construction program includes seventeen 30,000 barrel capacity tank barges at a cost of $37,000,000, subject to adjustment for the price of steel. The Company has taken delivery and placed into service 15 of the barges with the remaining two scheduled for delivery from November 2005 through February 2006. These 17 barges are replacement barges for older barges removed from service.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Overview — (Continued)
     The 2005 program also includes twenty 10,000 barrel capacity tank barges and one 30,000 barrel capacity specialty barge at a cost of $28,000,000, subject to adjustment for the price of steel. The Company has taken delivery and placed into service 13 of the barges with the remaining eight barges scheduled for delivery in November and December 2005. These 21 barges are additional capacity, positioning the Company to obtain petrochemical movements it currently does not have the capacity to handle.
     In July 2005, the Company entered into contracts for the construction of twenty-three 30,000 barrel capacity tank barges at a cost of $45,000,000, subject to adjustment for the price of steel. The 23 barges will be a combination of replacement and expansion barges with delivery scheduled throughout 2006, with the final barge scheduled for delivery in January 2007.
Acquisitions
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
Results of Operations
     The Company reported third quarter 2005 net earnings of $17,285,000, or $.67 per share, on revenues of $198,741,000, compared with third quarter 2004 net earnings of $13,250,000, or $.53 per share, on revenues of $173,389,000. Net earnings for the 2005 first nine months were $49,011,000, or $1.91 per share, on revenues of $582,461,000, compared with net earnings of $36,048,000, or $1.44 per share, on revenues of $501,580,000 for the first nine months of 2004.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Results of Operations — (Continued)
     The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2005 third quarter compared with the third quarter of 2004, the first nine months of 2005 compared with the first nine months of 2004 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended				Nine months ended
	September 30,				September 30,
	2005	%	2004	%	2005	%	2004	%
Marine transportation	$172,259	87%	$153,114	88%	$500,211	86%	$437,672	87%
Diesel engine services	26,482	13	20,275	12	82,250	14	63,908	13

	$198,741	100%	$173,389	100%	$582,461	100%	$501,580	100%

Marine Transportation
     The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of September 30, 2005, the marine transportation segment operated 889 active inland tank barges, with a total capacity of 16.6 million barrels, compared with 888 active inland tank barges at September 30, 2004, with a total capacity of 16.4 million barrels. The segment also operated an average of 243 inland towboats during the 2005 third quarter and 242 during the 2005 first nine months compared with an average of 237 inland towboats operated during the third quarter of 2004 and 235 during the first nine months of 2004. The marine transportation segment is also the managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units, and owns a 33% interest in Osprey, operator of a barge feeder service for cargo containers, both of which are accounted for under the equity method of accounting.
     The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2005 compared with the three months and nine months ended September 30, 2004 (dollars in thousands):

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2005	2004	Change	2005	2004	Change
Marine transportation revenues	$172,259	$153,114	13%	$500,211	$437,672	14%

Costs and expenses:
Costs of sales and operating expenses	110,776	93,579	18	317,223	272,626	16
Selling, general and administrative	16,663	16,887	(1)	50,235	47,619	5
Taxes, other than on income	3,077	3,293	(7)	8,884	10,475	(15)
Depreciation and amortization	12,999	13,286	(2)	40,521	39,148	4

	143,515	127,045	13	416,863	369,868	13

Operating income	$28,744	$26,069	10%	$83,348	$67,804	23%

Operating margins	16.7%	17.0%		16.7%	15.5%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Marine Transportation Revenues
     Marine transportation revenues for the 2005 third quarter and first nine months increased 13% and 14%, respectively, compared with the corresponding periods of 2004, reflecting continued strong petrochemical and black oil products demand. Both 2005 periods were positively impacted by contract and spot market increases, term contract fuel adjustments, as well as labor and consumer price index escalators effective January 1, 2005 on numerous multi-year contracts. In addition, both 2005 periods were negatively impacted by Hurricanes Katrina and Rita, more fully discussed below. The Company estimates that the two back to back Gulf Coast hurricanes negatively impacted the 2005 third quarter and first nine months by $.10 per share.
     Petrochemical transportation demand during the 2005 third quarter and first nine months remained strong as term contract customers continued to operate their plants at high utilization rates, resulting in high barge utilization for most products. Black oil products demand during the 2005 third quarter and first nine months was strong as refineries operated at close to full capacity, which generated demand for waterborne transportation of heavier refinery residual oil by-products. Refined products volumes transported into the Midwest during the first quarter were at lower winter weather levels and improved in the second and third quarters with the summer driving season; however, the segment’s presence in the refined products market was reduced during the 2005 first nine months as barges have been diverted to the stronger Gulf Intracoastal Waterway petrochemical market to meet term contract requirements. The segment’s refined products tank barge capacity has been reduced by the Company’s continued retirement of its single hull barges. Agricultural demand was higher than normal during the first, second and third quarters as a result of strong demand for movements of imported liquid fertilizer into the Midwest.
     For the first nine months of 2005, the marine transportation segment incurred 7,159 delay days, a 23% increase over the 5,839 delay days recorded in the 2004 first nine months. For the 2005 third quarter, the segment incurred 2,080 delay days, 25% higher than the 1,658 delay days incurred in the 2004 third quarter. Delay days measure the lost time incurred by a tow (towboat and one or more barges) during transit. The measure includes transit delays caused by weather, lock congestion or closure and other adverse navigating conditions.
     During January 2005, the marine transportation segment experienced high water conditions on the Ohio and Illinois Rivers and the run-off of these rivers caused high water conditions on the lower Mississippi River in late January and early February. In addition, the upper Ohio River was closed for two weeks in January due to an accident at the Belleville Lock. During January and February, the segment also encountered numerous fog days along the Gulf Coast. The inclement weather conditions during the first two months of 2005 resulted in longer transit times, which delayed customer deliveries and created operating inefficiencies.
     During March, weather conditions throughout the Mississippi River System and the Gulf Intracoastal Waterway improved significantly, allowing the segment to efficiently meet the current demand, as well as the backlog from February. Weather conditions during the 2005 second quarter were also favorable, allowing for better asset utilization through faster barge turnarounds and more efficient use of horsepower.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Marine Transportation Revenues — (Continued)
     Hurricanes Katrina and Rita negatively impacted the 2005 third quarter and first nine months. Hurricane Katrina made landfall east of New Orleans on August 29 and Hurricane Rita made landfall on the Texas — Louisiana border on September 24. Petrochemical and refinery facilities located in the paths or projected paths of the hurricanes shutdown operations in advance of the storms. Waterways in the hurricane affected areas were closed and Kirby’s equipment was moved out of the path of the storms. The hurricanes caused no notable damage to Kirby’s tank barge and towboat fleet or its facilities. All waterways in the hurricane affected areas are currently open and operating normally. Almost all of the petrochemical and refinery facilities impacted by the hurricanes have resumed full production. The impact of the hurricanes was mitigated to some degree by risk sharing provisions in many of the segment’s contracts, enabling the Company to recover some of the costs related to navigational delays beyond the Company’s control. In addition, some customers opted to place equipment on a time charter basis prior to the hurricanes, and remained on charter through the storms.
     During the 2005 third quarter and first nine months, approximately 70% of marine transportation revenues were under term contracts and 30% were spot market revenues. The 70% contract and 30% spot market mix provides the Company with a stable revenue stream with less exposure to day-to-day pricing fluctuations. Contracts renewed in the third quarter and first nine months of 2005 increased in the 4% to 5% average range, primarily the result of strong industry demand and higher utilization of tank barges. Spot market rates, including fuel, for most product lines were generally higher than contract rates and for the 2005 third quarter were approximately 20% higher than spot market rates for the 2004 third quarter. Effective January 1, 2005, escalators for labor and the producer price index on numerous multi-year contracts increased such contracts by 3% to 4%.
Marine Transportation Costs and Expenses
     Costs and expenses for the 2005 third quarter and first nine months increased 13% when compared with the corresponding periods of 2004, reflecting the higher costs and expenses associated with increased transportation demand, as well as increased navigating delays.
     Costs of sales and operating expenses for the 2005 third quarter and first nine months increased 18% and 16%, respectively, compared with the corresponding periods of 2004. The increase for both 2005 periods reflected higher salaries and related expenses, effective January 1, 2005, additional expenses associated with the increased demand, and higher towboat and tank barge maintenance expenditures due to the substantial increase in the cost of steel during 2004 and the 2005 first nine months. In addition, the higher price of diesel fuel consumed, as noted below, resulted in higher fuel costs. During the 2005 third quarter, the segment operated an average of 243 towboats compared with an average of 237 during the 2004 third quarter. For the first nine months of 2005, the segment operated an average of 242 towboats compared with 235 for the 2004 first nine months. The number of towboats operated and crews required fluctuates daily, depending on the volumes moved, weather conditions and voyage times. The segment consumed 13.9 million gallons of diesel fuel during the 2005 third quarter, or 3% less than the 14.3 million gallons consumed during the 2004 third quarter. For the first nine months of 2005, the segment consumed 41.0 million gallons of diesel fuel, or 4% less than the 42.5 million gallons consumed during the 2004 first nine months. The decrease for both 2005 comparable periods was attributable to product mix and increased navigating delays.
     For the 2005 third quarter, the average price per gallon of diesel fuel consumed was $1.75, up 51% from the 2004 third quarter average of $1.16. The average price per gallon for the 2005 first nine

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Marine Transportation Costs and Expenses — (Continued)
months was $1.55, up 49% from the 2004 first nine months average of $1.04. Term contracts contain fuel escalation clauses that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before contracts are adjusted.
     Selling, general and administrative expenses for the 2005 third quarter decreased 1% compared with the 2004 third quarter and increased 5% compared with the 2004 first nine months. The third quarter decrease primarily reflected lower professional and legal fees partially offset by increases in salaries and related expenses, effective January 1, 2005. The first nine months increase reflected salary increases and related expenses, effective January 1, 2005, and higher incentive compensation accruals and increased employee medical costs partially offset by lower professional and legal fees.
     Taxes, other than on income, for the 2005 third quarter and first nine months decreased 7% and 15%, respectively, compared with the corresponding periods of 2004. The decline for both 2005 periods reflected decreased waterway use taxes from less gallons burned in applicable waterways and a lower waterway use tax rate, partially offset by higher property taxes on new and existing inland tank barges and towboats. The 2005 first nine months also reflected the favorable settlement in the 2005 second quarter of a multiple year property tax issue.
     Depreciation and amortization for the 2005 third quarter decreased 2% and increased 4% for the first nine months compared with the corresponding 2004 periods. The 2% decrease for the 2005 third quarter reflected the adjustment of the useful lives of certain equipment and the sale of equipment during the second quarter of 2005. The increase for the 2005 first nine months was attributable to new tank barges and increased capital expenditures during the period and the 2004 year.
Marine Transportation Operating Income and Operating Margins
     The marine transportation operating income for the 2005 third quarter increased 10% compared with the third quarter of 2004. For the first nine months of 2005, the operating income for the segment increased 23% compared with the first nine months of 2004. The operating margin for the 2005 third quarter declined to 16.7% compared with the third quarter of 2004 of 17.0%. The operating margin for the 2005 first nine months increased to 16.7% compared with 15.5% for the first nine months of 2004. Hurricanes Katrina and Rita negatively impacted the operating margins for the 2005 periods, however, improved demand, higher contract and spot market rates, and the January 1, 2005 escalators on numerous multi-year contracts positively impacted the operating margins.
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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Diesel Engine Services — (Continued)
     The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2005 compared with the three months and nine months ended September 30, 2004 (dollars in thousands):

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2005	2004	Change	2005	2004	Change
Diesel engine services revenues	$26,482	$20,275	31%	$82,250	$63,908	29%

Costs and expenses:
Costs of sales and operating expenses	19,489	15,102	29	61,231	47,269	30
Selling, general and administrative	3,391	3,041	12	9,741	9,092	7
Taxes, other than on income	91	95	(4)	296	268	10
Depreciation and amortization	280	264	6	841	883	(5)

	23,251	18,502	26	72,109	57,512	25

Operating income	$3,231	$1,773	82%	$10,141	$6,396	59%

Operating margins	12.2%	8.7%		12.3%	10.0%
Diesel Engine Services Revenues
     Revenues for the 2005 third quarter increased 31% compared with the 2004 third quarter and 29% for the first nine months of 2005 when compared with the 2004 first nine months. During both 2005 periods, the segment was positively impacted by strong service activity and direct parts sales in the majority of its markets. The East Coast and West Coast offshore towing market, Midwest inland marine market and power generation market reflected the most strength during the 2005 third quarter and first nine months. The Gulf Coast marine market, driven by the offshore oil service market, was negatively impacted by the two hurricanes, as its Houma, Louisiana facility was closed for several days due to the impact of the storms. For the first nine months of 2005, the segment was positively impacted by the April 2004 purchase of the Midwest diesel engine services operation of Walker. The segment also benefited from higher service rates and parts pricing for both the 2005 third quarter and first nine months.
Diesel Engine Services Costs and Expenses
     Costs and expenses for the 2005 third quarter and first nine months increased 26% and 25%, respectively, when compared with corresponding periods of 2004. Costs of sales and operating expenses increased 29% for the 2005 third quarter and 30% for the 2005 first nine months, reflecting the higher service and parts sales activity noted above, increased salaries and other related expenses effective January 1, 2005, as well as the impact of the April 2004 Walker acquisition. Selling, general and administrative expenses increased 12% for the 2005 third quarter and 7% for the first nine months of 2005, reflecting increased salaries and related expenses, as well as higher incentive compensation accruals.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Diesel Engine Services Operating Income and Operating Margins
     Operating income for the diesel engine services segment for the 2005 third quarter and first nine months increased 82% and 59%, respectively, compared with the corresponding periods of 2004. The significant increase for both 2005 periods was a result of the stronger markets, as well as larger service revenue versus parts revenue mix. During the 2005 third quarter and first nine months, 60% and 58%, respectively, of the segment’s revenue was from service versus 45% and 48%, respectively, for the corresponding periods of 2004. The higher operating margin, 12.2% for the 2005 third quarter and 12.3% for the 2005 first nine months, versus 8.7% for the 2004 third quarter and 10.0% for the 2004 first nine months, was primarily a reflection of the change in the revenue mix, with a higher margin generally earned on service revenue, increased pricing for service and parts, and better labor utilization.
General Corporate Expenses
     General corporate expenses for the 2005 third quarter were $2,027,000, or 7% higher than the third quarter of 2004. For the first nine months of 2005, general corporate expenses were $6,242,000, an 11% increase compared with the 2004 first nine months. The increase for both comparable periods reflected increases in salaries and related expenses effective January 1, 2005, higher employee incentive compensation accruals and higher employee medical costs.
Other Income and Expenses
     The following table sets forth the gain (loss) on disposition of assets, equity in earnings (loss) of marine affiliates, loss on debt retirement, other expense and interest expense for the three months and nine months ended September 30, 2005 compared with the three months and nine months ended September 30, 2004 (dollars in thousands):

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2005	2004	Change	2005	2004	Change

Gain (loss) on disposition of assets	$(24)	$(43)	44%	$1,963	$(241)	915%
Equity in earnings (loss) of marine affiliates	$1,395	$(782)	278%	$1,399	$534	162%
Loss on debt retirement	$—	$—	N/A	$(1,144)	$—	N/A
Other expense	$(443)	$(415)	7%	$(1,159)	$(737)	57%
Interest expense	$(2,997)	$(3,344)	(10)%	$(9,256)	$(10,008)	(8)%
Gain (Loss) on Disposition of Assets
     The Company reported a net loss on disposition of assets of $24,000 for the 2005 third quarter and a net gain on disposition of assets of $1,963,000 for the 2005 first nine months, compared with a net loss on disposition of assets of $43,000 and $241,000 for the corresponding periods of 2004, respectively. The 2005 first nine months net gain was predominately from the sale in the second quarter of marine equipment, including four towboats.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Equity in Earnings (Loss) of Marine Affiliates
     Equity in earnings (loss) of marine affiliates consists primarily of a 35% owned offshore marine partnership, operating four offshore dry-cargo barge and tug units, and a 33% interest in Osprey, a barge feeder service for cargo containers. For the 2005 third quarter, equity in earnings (loss) of marine affiliates was $1,395,000, a 278% increase compared with the 2004 third quarter. The 2005 third quarter results were positively impacted by full utilization of the 35% owned partnership equipment during July and the majority of August, with Hurricanes Katrina and Rita causing delay days in late August and late September, respectively. The $782,000 loss in the 2004 third quarter was attributable to a $598,000 pre-tax loss on the sale of the Company’s 50% interest in a Shreveport, Louisiana liquid products terminal, as well as the negative impact of Hurricanes Ivan, Frances and Jeanne during August and September 2004, which resulted in delay days for the Company’s 35% owned offshore marine equipment. For the first nine months of 2005, equity in earnings (loss) of marine affiliates was $1,399,000, a 162% increase compared with the first nine months of 2004. The Company reported a $703,000 loss for the 2005 first quarter, attributable to a heavy maintenance shipyard schedule for the 35% owned offshore marine partnership, as well as start-up costs for Osprey’s coastal service along the Gulf of Mexico, which began in late 2004 and ended in October 2005.
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
Interest Expense
     Interest expense for the 2005 third quarter decreased 10% compared with the 2004 third quarter. For the 2005 first nine months, interest expense decreased 8% compared with the 2004 first nine months. The decrease for both comparable periods reflected lower average debt partially offset by higher average interest rates. The average debt and average interest rate for the third quarter of 2005 and 2004, including the effect of interest rate swaps, were $211,898,000 and 5.6%, and $251,452,000 and 5.3%, respectively. For the first nine months of 2005 and 2004, the average debt and average interest rate, including the effect of interest rate swaps, were $210,761,000 and 5.9%, and $256,423,000 and 5.3%, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Financial Condition, Capital Resources and Liquidity
Balance Sheet
     Total assets as of September 30, 2005 were $976,237,000, an 8% increase compared with $904,675,000 as of December 31, 2004. The following table sets forth the significant components of the balance sheet as of September 30, 2005 compared with December 31, 2004 (dollars in thousands):

	September 30,	December 31,	%
	2005	2004	Change
Assets:
Current assets	$161,232	$139,650	15%
Property and equipment, net	628,074	574,211	9
Investment in marine affiliates	11,668	12,205	(4)
Goodwill, net	160,641	160,641	—
Other assets	14,622	17,968	(19)

	$976,237	$904,675	8%

Liabilities and stockholders’ equity:
Current liabilities	$128,193	$104,390	23%
Long-term debt — less current portion	205,733	217,436	(5)
Deferred income taxes	125,583	123,330	2
Minority interest and other long-term liabilities	21,481	24,284	(12)
Stockholders’ equity	495,247	435,235	14

	$976,237	$904,675	8%

     Current assets as of September 30, 2005 increased 15% compared with December 31, 2004, primarily reflecting an 8% increase in trade accounts receivable resulting from increased revenue during the 2005 third quarter over the fourth quarter of 2004 for both the marine transportation and diesel engine services segments. Inventory — finished goods increased 20%, reflecting additional inventory to support the stronger service activity and direct parts sales during 2005 in the majority of the diesel engine services markets, as well as service projects to be delivered in the 2005 fourth quarter. Prepaid expenses and other current assets increased 43%, primarily reflecting the timing of the payments of insurance premiums and an increase in prepaid fuel inventory as a result of higher diesel fuel prices.
     Property and equipment, net of accumulated depreciation, at September 30, 2005 increased 9% compared with December 31, 2004. The increase reflected $93,118,000 of capital expenditures for the 2005 first nine months, more fully described under Capital Expenditures below, and $7,000,000 for the acquisition of the black oil products fleet of ACL, less $42,363,000 of depreciation expense and $3,892,000 of disposals for the 2005 first nine months.
     Investment in marine affiliates as of September 30, 2005 decreased 4% compared with December 31, 2004, reflecting $2,170,000 of distributions received during the 2005 first nine months offset by equity in earnings of marine affiliates of $1,399,000 for the first nine months of 2005.
     Current liabilities as of September 30, 2005 increased 23% compared with December 31, 2004, primarily reflecting a 58% increase in accounts payable, attributable to increased marine transportation and diesel engine services business levels, higher shipyard maintenance accruals and higher accrued

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Balance Sheet — (Continued)
payables due to delays in processing accounts payables as a result of business office closures related to Hurricane Rita in late September 2005. Accrued liabilities increased 7%, primarily from higher casualty loss accruals. In addition, accruals for employee incentive compensation for the first nine months of 2005 was offset by the payment of 2004 incentive compensation accruals during the first half of 2005. Deferred revenue decreased 34%, primarily from the completion of a large diesel engine services power generation project in Europe.
     Long-term debt, less current portion, as of September 30, 2005 decreased 5% compared with December 31, 2004. During the 2005 first nine months, the Company reduced long-term debt using net cash provided by operating activities of $105,977,000, proceeds from the disposition of assets of $5,492,000 and $5,338,000 of proceeds from the exercise of stock options. Long-term debt borrowings during the 2005 first nine months were used for capital expenditures of $93,118,000 and a marine equipment acquisition of $7,000,000.
     Minority interest and other long-term liabilities as of September 30, 2005 decreased 12% compared with December 31, 2004, primarily due to the recording of a $3,693,000 decrease in the fair value of the interest rate swap agreements for the 2005 first nine months, more fully described under Long-Term Financing below, partially offset by an increase in accruals for postretirement benefits and long-term incentive compensation.
     Stockholders’ equity as of September 30, 2005 increased 14% compared with December 31, 2004. The increase was primarily attributable to $49,011,000 of net earnings for the 2005 first nine months, a $4,615,000 decrease in treasury stock, an increase of $7,056,000 in additional paid-in capital, a increase in accumulated other comprehensive income of $2,612,000 and the recording of $3,282,000 of net deferred compensation related to restricted stock awards. The decrease in treasury stock and increase in additional paid-in capital were attributable to the exercise of stock options and the issuance of restricted stock. The increase in accumulated other comprehensive income resulted from the net changes in fair value of interest rate swaps agreements, net of taxes, more fully described under Long-Term Financing below.
Long-Term Financing
     The Company has a $150,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JP Morgan Chase Bank as the agent bank, and with a maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in bank commitments from $150,000,000 up to a maximum of $225,000,000 without further amendments to the agreement. As of September 30, 2005, $4,000,000 was outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $10,000,000 commitment which may be used for standby letters of credit of which $7,612,000 was outstanding as of September 30, 2005. The Company was in compliance with all Revolving Credit Facility covenants as of September 30, 2005.
     On May 31, 2005, the Company issued $200,000,000 of unsecured floating rate 2005 Senior Notes due February 28, 2013. The 2005 Senior Notes have an interest rate equal to the LIBOR plus a margin of 0.5%. The 2005 Senior Notes are callable, at the Company’s option, with a 2% prepayment premium during the first year, 1% during the second year and at par thereafter. No principal payments are required until maturity in February 2013. As of September 30, 2005, $200,000,000 was outstanding under the 2005 Senior Notes and the Company was in compliance with all 2005 Senior Notes covenants.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Long-Term Financing — (Continued)
     Proceeds of the 2005 Senior Notes were used to repay the Company’s $200,000,000 unsecured floating rate 2003 Senior Notes due February 2013. The 2003 Senior Notes had an interest rate equal to LIBOR plus a margin of 1.2%. With the early extinguishment, the Company expensed $1,144,000 of unamortized financing costs associated with the retired 2003 Senior Notes during the 2005 second quarter.
     The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. for short-term liquidity needs and letters of credit. The Credit Line matures on July 11, 2006. As of September 30, 2005, $700,000 was outstanding under the Credit Line and outstanding letters of credit were $638,000. Amounts borrowed on the Credit Line were classified as long-term at September 30, 2005, as the Company has the ability and intent through the Revolving Credit Facility to refinance the short-term notes on a long-term basis.
     The Company has a $5,000,000 revolving credit note (“Credit Note”) with BNP Paribus (“BNP”) for short-term liquidity needs. The Credit Note matures on December 31, 2005. As of September 30, 2005, $1,000,000 was outstanding under the Credit Note. Amounts borrowed on the Credit Note were classified as long-term at September 30, 2005, as the Company has the ability and intent through the Revolving Credit Facility to refinance the short-term notes on a long-term basis.
     The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate debt with a maturity of nine months or longer. As of September 30, 2005, $121,000,000 was available under the shelf registration, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, working capital requirements and reductions of the Company’s Revolving Credit Facility and 2005 Senior Notes. As of September 30, 2005, there were no outstanding debt securities under the shelf registration.
     From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and 2005 Senior Notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of September 30, 2005, the Company had a notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate 2005 Senior Notes as follows (dollars in thousands):

Notional				Fixed
amount	Trade date	Effective date	Termination date	pay rate	Receive rate
$100,000	February 2001	March 2001	March 2006	5.64%	One-month LIBOR
$100,000	September 2003	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	April 2004	April 2004	May 2009	4.00%	Three-month LIBOR
     These interest rate swaps hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2005 third quarter and first nine months. At September 30, 2005, the fair value of the interest rate swap agreements was $4,170,000, of which $330,000 and $747,000 were recorded as other current assets and other accrued liability, respectively, for swap maturities within the next twelve months, and $889,000 and $4,642,000 was recorded as other assets and other long-term liability, respectively, for swap maturities greater than twelve months. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Long-Term Financing — (Continued)
$619,000 and $1,403,000 for the three months ended September 30, 2005 and 2004, respectively, and $2,366,000 and $4,597,000 for the nine months ended September 30, 2005 and 2004, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $855,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of September 30, 2005 and 2004 based on quoted market values of the Company’s portfolio of derivative instruments.
Capital Expenditures
     Capital expenditures for the 2005 first nine months were $93,118,000, of which $50,321,000 was for construction of new tank barges, and $42,797,000 was primarily for upgrading of the existing marine transportation fleet.
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
     In July 2004, the Company entered into a contract for the construction of six 30,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products, and one 30,000 barrel capacity specialty petrochemical barge. One barge was delivered in the 2005 second quarter, four in the 2005 third quarter, one is scheduled for delivery in the 2005 fourth quarter and one in the 2006 first quarter. The purchase price of the seven barges is approximately $15,000,000, subject to adjustment based on steel prices and any scrap surcharges that apply at the time the steel is shipped, of which $3,874,000 was expended in 2004 and $9,303,000 in the 2005 first nine months. Financing of the construction of the seven barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.
     In November 2004, the Company entered into a contract for the construction of twenty 10,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Eight of the barges were delivered in the 2005 third quarter, four in October 2005 and the remaining eight barges are scheduled for delivery in the 2005 fourth quarter. The purchase price of the 20 barges is approximately $24,500,000, subject to adjustment based on steel prices, of which $12,463,000 was expended in the 2005 first nine months. Financing of the construction of the 20 barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Capital Expenditures — (Continued)
     In July 2005, the Company entered into a contract for the construction of ten 30,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Delivery of the 10 barges is scheduled for March 2006 through January 2007. The purchase price of the 10 barges is approximately $18,000,000, subject to adjustment based on steel prices, of which $2,330,000 was expended in the 2005 first nine months. Financing of the construction of the 10 barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.
     In July 2005, the Company entered into a contract for the construction of thirteen 30,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Delivery of the 13 barges is scheduled for June through November 2006. The purchase price of the 13 barges is approximately $27,000,000 subject to adjustment based on steel prices. Financing of the construction of the 13 barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.
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
Treasury Stock Purchases
     During the 2005 first nine months, the Company did not purchase any treasury stock. As of November 8, 2005, the Company had 1,210,000 shares available under its common stock repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.
Liquidity
     The Company generated net cash provided by operating activities of $105,977,000 during the nine months ended September 30, 2005, 7% higher than the $99,508,000 generated during the nine months ended September 30, 2004. The increase in 2005 versus 2004 reflected stronger earnings and more cash flows resulting from changes in operating assets and liabilities offset by a lower deferred tax provision for 2005. The cash flows from changes in operating assets and liabilities were higher in 2005 than 2004 primarily due to increases in accounts payable in 2005 attributable to increased marine transportation and diesel engine services business levels, higher shipyard maintenance accruals, and higher accrued payables due to delays in processing accounts payables as a result of business office closures related to Hurricane Rita in late September 2005. The increase in operating assets and liabilities in 2004 was primarily due to IRS federal income tax refunds for the 2002 and 2003 tax years of approximately $12,500,000 received in 2004. The deferral of federal income taxes was related to

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
Liquidity — (Continued)
additional bonus tax depreciation on qualifying capital expenditures that the Company utilized in 2004, which is not effective for 2005, which resulted in the lower deferred tax provision in 2005.
     The Company accounts for its ownership in its four marine partnerships under the equity method of accounting, recognizing cash flow upon the receipt or distribution of cash from the partnerships. For the nine months ended September 30, 2005 and 2004, the Company received net cash of $2,170,000 and $1,239,000, respectively, from the partnerships.
     Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings associated with each of the above and other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of November 8, 2005, $142,388,000 under its Revolving Credit Facility and $121,000,000 under its shelf registration program, subject to mutual agreement to terms. As of November 7, 2005, the Company had $9,362,000 available under its Credit Line and $5,000,000 under the Credit Note.
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
     The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $11,658,000 at September 30, 2005, including $10,738,000 in letters of credit and debt guarantees, and $920,000 in performance bonds, of which $683,000 of these financial instruments relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.
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
     From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its Revolving Credit Facility and 2005 Senior Notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent to the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of September 30, 2005, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate 2005 Senior Notes as follows (dollars in thousands):

Notional				Fixed
amount	Trade date	Effective date	Termination date	pay rate	Receive rate
$100,000	February 2001	March 2001	March 2006	5.64%	One-month LIBOR
$100,000	September 2003	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	April 2004	April 2004	May 2009	4.00%	Three-month LIBOR
     These interest rate swaps hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2005 third quarter and first nine months. At September 30, 2005, the fair value of the interest rate swap agreements was $4,170,000, of which $330,000 and $747,000 were recorded as other current assets and other accrued liability, respectively, for swap maturities within the next twelve months, and $889,000 and $4,642,000 was recorded as other assets and other long-term liability, respectively, for swap maturities greater than twelve months. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $619,000 and $1,403,000 for the three months ended September 30, 2005 and 2004, respectively, and $2,366,000 and $4,597,000 for the nine months ended September 30, 2005 and 2004, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $855,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of September 30, 2005 and 2004 based on quoted market values of the Company’s portfolio of derivative instruments.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
PART II — OTHER INFORMATION
Item 6. Exhibits
(a)	Exhibits:
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
Dated: November 8, 2005