Form 10-K
period 2005-12-31
KIRBY CORP
filed 2006-03-06
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      As of March 6, 2006, 26,332,000 shares of common stock were outstanding.
      The aggregate market value of common stock held by nonaffiliates of the registrant as of June 30, 2005, based on the closing sales price of such stock on the New York Stock Exchange on that date was $993,827,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
DOCUMENTS INCORPORATED BY REFERENCE
      The Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held April 25, 2006, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

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
Documents and Information Available on Web Site
      The Internet address of the Company’s web site is www.kirbycorp.com. The Company makes available free of charge through its web site, all of its filings with the Securities and Exchange Commission (“SEC”), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.
      The following documents are available on the Company’s web site in the Investor Relations section under Corporate Governance and are available in print to any stockholder on request to the Vice President — Investor Relations, Kirby Corporation, 55 Waugh Drive, Suite 1000, Houston, Texas 77007:

•	Audit Committee Charter

•	Compensation Committee Charter

•	Governance Committee Charter

•	Business Ethics Guidelines

•	Corporate Governance Guidelines
      The Company is required to make prompt disclosure of any amendment to or waiver of any provision of its Business Ethics Guidelines that applies to any director or executive officer or to its chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions. The Company will make any such disclosure that may be necessary by posting the disclosure on its web site in the Investor Relations section under Corporate Governance.
BUSINESS AND PROPERTY
      The Company, through its subsidiaries, conducts operations in two business segments: marine transportation and diesel engine services.
      The Company’s marine transportation segment is engaged in the inland transportation of petrochemicals, black oil products, refined petroleum products and agricultural chemicals by tank barges, and, to a lesser extent, the offshore transportation of dry-bulk cargoes by barge. The segment is a provider of transportation services for its customers and, in almost all cases, does not assume ownership of the products that it transports. All of the segment’s vessels operate under the United States flag and are qualified for domestic trade under the Jones Act.
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
      The Company and its marine transportation and diesel engine services segments have approximately 2,450 employees, all of whom are in the United States.
      The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the principal activities of the Company for the years indicated (in thousands):

	2005	2004	2003

Revenues from unaffiliated customers:
Marine transportation	$685,999	$588,828	$530,411
Diesel engine services	109,723	86,491	83,063

Consolidated revenues	$795,722	$675,319	$613,474

Operating profits:
Marine transportation	$119,291	$92,535	$77,274
Diesel engine services	12,874	8,388	7,890
General corporate expenses	(10,021)	(7,565)	(6,351)
Gain (loss) on disposition of assets	2,360	(299)	(99)

	124,504	93,059	78,714
Equity in earnings of marine affiliates	1,933	1,002	2,932
Loss on debt retirement	(1,144)	—	—
Other expense	(319)	(347)	(119)
Minority interests	(1,069)	(542)	(902)
Interest expense	(12,783)	(13,263)	(14,628)

Earnings before taxes on income	$111,122	$79,909	$65,997

Identifiable assets:
Marine transportation	$928,408	$834,157	$779,121
Diesel engine services	55,113	47,158	40,152

	983,521	881,315	819,273
Investment in marine affiliates	11,866	12,205	9,162
General corporate assets	30,161	11,155	26,526

Consolidated assets	$1,025,548	$904,675	$854,961

MARINE TRANSPORTATION
      The marine transportation segment is primarily a provider of transportation services by barge for the inland and offshore markets. As of March 6, 2006, the equipment owned or operated by the marine transportation segment comprised 897 active inland tank barges, 239 active inland towboats, four offshore dry-cargo barges, four offshore tugboats and one shifting tugboat with the following specifications and capacities:

	Number	Average age	Barrel
Class of equipment	in class	(in years)	capacities

Inland tank barges:
Active:
Regular double hull:
20,000 barrels and under	424	25.9	4,951,000
Over 20,000 barrels	368	18.5	9,976,000
Specialty double hull	83	30.7	1,250,000
Single hull:
Double hull single bottom	10	28.4	211,000
20,000 barrels and under	5	39.7	88,000
Over 20,000 barrels	7	32.6	205,000

Total active inland tank barges	897	23.5	16,681,000

Inactive	67	34.3	1,262,000

Inland towing vessels:
Inland towboats:
Active (owned and chartered):
Less than 800 horsepower	1	37.1
800 to 1300 horsepower	114	29.1
1400 to 1900 horsepower	83	28.2
2000 to 2400 horsepower	6	31.4
2500 to 3200 horsepower	15	32.5
3300 to 4900 horsepower	11	31.8
Greater than 5200 horsepower	2	33.1
Spot charters (chartered trip to trip)	7	—

Total active inland towboats	239	29.3

Inactive	2	19.1

			Deadweight
			Tonnage

Offshore dry-cargo barges	4	25.9	70,000

Offshore tugboats	5	28.7

      The 239 active inland towboats and five offshore tugboats provide the power source and the 897 active inland tank barges and four offshore dry-cargo barges provide the freight capacity. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to 25 tank barges, depending upon the horsepower of the towboat, the river or canal capacity and conditions, and customer requirements. The Company’s offshore tows consist of one tugboat and one dry-cargo barge.

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
      Based on cost and safety, inland barge transportation is often the most efficient and safest means of transporting bulk commodities compared with railroads and trucks. The cargo capacity of a 30,000 barrel inland tank barge is the equivalent of 40 railroad tank cars or 150 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 225 railroad tank cars or approximately 870 tractor-trailer tank trucks. The 225 railroad cars would require a freight train approximately 2 3/4 miles long and the 870 tractor-trailer tank trucks would stretch approximately 35 miles, assuming a safety margin of 150 feet between the trucks. The Company’s active tank barge fleet capacity of 16.7 million barrels equates to approximately 22,200 railroad cars or approximately 83,400 tractor-trailer tank trucks. In addition, in studies comparing inland water transportation to railroads and trucks, shallow draft water transportation has been proven to be the most energy efficient and environmentally friendly method of moving bulk raw materials. One ton of bulk product can be carried 522 miles by inland barge on one gallon of fuel, compared with 403 miles by railroad or 80 miles by truck. Per ton mile, railroads produce 3.5 times and trucks 19 times as much oxides of nitrogen, the chemical that produces smog, as inland barge transportation.
      Inland barge transportation is also the safest mode of transportation in the United States. It generally involves less urban exposure than railroad or truck. It operates on a system with few crossing junctures and in areas relatively remote from population centers. These factors generally reduce both the number and impact of waterway incidents. For the amount of tonnage carried, barge spills generally occur quite infrequently.
Inland Tank Barge Industry
      The Company’s marine transportation segment operates within the United States inland tank barge industry, a diverse and independent mixture of large integrated transportation companies and small operators, as well as captive fleets owned by United States refining and petrochemical companies. The inland tank barge industry provides marine transportation of bulk liquid cargoes for customers and, in the case of captives, for their own account, along the Mississippi River and its tributaries and the Gulf Intracoastal Waterway. The most significant segments of this industry include the transportation of petrochemicals, black oil products, refined petroleum products and agricultural chemicals. The Company operates in each of these segments. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of United States refineries and petrochemical facilities on navigable inland waterways. Texas and Louisiana currently account for approximately 80% of the United States production of petrochemicals. Much of the United States farm belt is likewise situated with access to the inland waterway system, relying on marine transportation of farm products, including agricultural chemicals. The Company’s principal distribution system encompasses the Gulf Intracoastal Waterway from Brownsville, Texas, to St. Marks, Florida, the Mississippi River System and the Houston Ship Channel. The Mississippi River System includes the Arkansas, Illinois, Missouri, Ohio, Red, Tennessee, Yazoo, Ouachita and Black Warrior rivers and the Tennessee-Tombigbee Waterway.
      The number of tank barges that operate in the inland waters of the United States declined from approximately 4,200 in 1982 to approximately 2,900 in 1993, and remained relatively constant at 2,900 until 2002, when the number declined slightly to 2,800. In 2004, the number of tank barges declined to approximately 2,700 and increased back to approximately 2,800 in 2005. The Company believes this decrease primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government programs supporting small refineries which created a demand for tank barge services; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets.
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
      Improved technology in steel coating and paint has added to the life expectancy of inland tank barges. The average age of the nation’s tank barge fleet is 23 years, with 22% of the fleet built in the last 10 years. Single hull barges comprise approximately 7% of the nation’s tank barge fleet, with an average age of 33 years. Single hull barges are being driven from the nation’s tank barge fleet by market forces, stringent environmental regulations and rising maintenance costs. Single hull tank barges are required by current federal law to be retrofitted with double hulls or phased out of domestic service by 2015.
      In September 2002, the USCG issued new regulations that require the installation of tank level monitoring devices on all single hull tank barges by October 17, 2007, although subsequent legislation has granted the USCG discretion to modify or withdraw the requirement. With the new regulations, coupled with a market bias against single hull tank barges, the Company plans to retire all of its single hull tank barges by October 17, 2007, and the new regulations and market bias may result in reduced lives for single hull tank barges industry wide. During 2005, the Company retired 20 single hull tank barges. As of March 6, 2006, the Company owned or operated 47 single hull and double hull single bottom tank barges, of which 22 were active.
      The Company’s marine transportation segment is also engaged in offshore dry-cargo barge operations transporting dry-bulk cargoes. Such cargoes are transported primarily between domestic ports along the Gulf of Mexico.
      The Company’s marine transportation segment owns a two-thirds interest in Osprey Line, L.L.C. (“Osprey”), operator of a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River.
Competition in the Inland Tank Barge Industry
      The inland tank barge industry remains very competitive despite continued consolidation. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 897 active tank barges as of March 6, 2006. Competition in this business has historically been based primarily on price; however, the industry’s customers, through an increased emphasis on safety, the environment, quality and a greater reliance on a “single source” supply of services, are more frequently requiring that their supplier of inland tank barge services have the capability to handle a variety of tank barge requirements, offer distribution capability throughout the inland waterway system, and offer flexibility, safety, environmental responsibility, financial responsibility, adequate insurance and quality of service consistent with the customer’s own operational standards.
      The Company’s direct competitors are primarily noncaptive inland tank barge operators. “Captive” companies are those companies that are owned by major oil and/or petrochemical companies which occasionally compete in the inland tank barge market, but primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. It currently operates approximately 32% of the total number of domestic inland tank barges.

      While the Company competes primarily with other tank barge companies, it also competes with companies owning refined product and petrochemical pipelines, railroad tank cars and tractor-trailer tank trucks. As noted above, the Company believes that inland marine transportation of bulk liquid products enjoys a substantial cost advantage over railroad and truck transportation. The Company believes that refined product and petrochemical pipelines, although often a less expensive form of transportation than inland tank barges, are not as adaptable to diverse products and are generally limited to fixed point-to-point distribution of commodities in high volumes over extended periods of time.
Marine Transportation Acquisitions
      On March 1, 2006, the Company purchased from Progress Fuels Corporation (“PFC”) the remaining 65% interest in Dixie Fuels Limited (“Dixie Fuels”) for $15,600,000, subject to post-closing working capital adjustments and drydocking expenditures. The Dixie Fuels partnership, formed in 1977, was 65% owned by PFC and 35% owned by the Company. In addition, the Company extended the expiration date of its marine transportation contract with PFC from 2008 to 2010. Revenues for Dixie Fuels for 2005 were approximately $26,200,000.
      On June 24, 2005, the Company purchased American Commercial Lines Inc’s (“ACL”) black oil products fleet of 10 inland tank barges for $7,000,000 in cash. Five of the barges are currently in service and the other five barges are being renovated in 2006.
      On April 16, 2004, the Company purchased a one-third interest in Osprey for $4,220,000. The purchase price consisted of cash of $2,920,000 and notes payable of $1,300,000 due and paid in April 2005. The remaining two-thirds interest was owned by Cooper/ T. Smith Stevedoring Company, Inc. (“Cooper/T. Smith”) and Richard L. Couch. The Company, effective January 1, 2006, acquired an additional one-third interest in Osprey from Richard L. Couch. Osprey, formed in 2000, operates a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River. Revenues for Osprey for 2005 were approximately $28,700,000.
      On January 15, 2003, the Company purchased from SeaRiver Maritime, Inc. (“SeaRiver”), the U.S. transportation affiliate of Exxon Mobil Corporation (“ExxonMobil”), 45 double hull inland tank barges and seven inland towboats for $32,113,000 in cash, and assumed from SeaRiver the leases of 16 double hull inland tank barges. On February 28, 2003, the Company purchased three double hull inland tank barges leased by SeaRiver from Banc of America Leasing & Capital, LLC (“Banc of America Leasing”) for $3,453,000 in cash. In addition, the Company entered into a contract to provide inland marine transportation services to SeaRiver, transporting petrochemicals, black oil products and refined petroleum products throughout the Gulf Intracoastal Waterway and the Mississippi River System.
Products Transported
      During 2005, the Company’s marine transportation segment moved over 59 million tons of liquid cargo on the United States inland waterway system. Products transported for its customers comprised the following: petrochemicals, black oil products, refined petroleum products and agricultural chemicals.
      Petrochemicals. Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene and caustic soda, all consumed in the production of paper, fibers and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented approximately 67% of the segment’s 2005 revenues. Customers shipping these products are refining and petrochemical companies in the United States.
      Black Oil Products. Black oil products transported include such products as asphalt, residual oil, No. 6 fuel oil, coker feedstock, vacuum gas, boiler fuel, crude oil and ship bunkers (ship engine fuel). Such products represented approximately 20% of the segment’s 2005 revenues. Black oil customers are United States refining companies, marketers and end users that require the transportation of black oil products between refineries and storage terminals. Ship bunkers customers are oil companies and oil traders in the bunkering business.
      Refined Petroleum Products. Refined petroleum products transported include the various blends of gasoline, jet fuel, No. 2 oil, naphtha and diesel fuel, and represented approximately 9% of the segment’s 2005 revenues. Customers are oil and refining companies and marketers in the United States.
      Agricultural Chemicals. Agricultural chemicals transported represented approximately 4% of the segment’s 2005 revenues. They include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of United States and foreign producers of such products.
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
      The demand for black oil products, including ship bunkers, varies with the type of product transported. Asphalt shipments are generally seasonal, with higher volumes shipped during April through November, months when weather allows for efficient road construction. Demand for transportation of residual oil, a heavy by-product of refining operations, varies with refinery utilization. Other black oil shipments are more constant and service the United States oil refineries.
      Refined petroleum products volumes are driven by United States gasoline consumption, principally vehicle usage, air travel and weather conditions. Volumes also relate to gasoline inventory balances within the United States Midwest. Generally, gasoline and No. 2 oil are exported from the Gulf Coast where refining capacity exceeds demand. The Midwest is a net importer of such products. Demand for tank barge transportation from the Gulf Coast to the Midwest region can also be impacted by the gasoline price differential between the Gulf Coast and the Midwest.
      Demand for marine transportation of agricultural fertilizer is directly related to domestic nitrogen-based liquid fertilizer consumption, driven by the production of corn, cotton and wheat. The United States manufacture of nitrogen-based liquid fertilizer is curtailed significantly in periods of high natural gas prices. Imported products replace the curtailed United States domestic production to meet Midwest and south Texas demands. Such products are delivered to the numerous small terminals and distributors throughout the United States farm belt.
Marine Transportation Operations
      The marine transportation segment operates a fleet of 897 active inland tank barges and 239 active inland towboats. The segment also owns four offshore dry-cargo barges, four offshore tugboats and one shifting tugboat, and a small bulk liquid terminal.
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
      The Linehaul fleet transports petrochemical feedstocks, processed chemicals, agricultural chemicals and lube oils along the Gulf Intracoastal Waterway, Mississippi River and the Illinois and Ohio Rivers. Loaded tank barges are staged in the Baton Rouge area from Gulf Coast refineries and petrochemical plants, and are transported from Baton Rouge to waterfront terminals and plants on the Mississippi, Illinois and Ohio Rivers, and along the Gulf Intracoastal Waterway, on regularly scheduled linehaul tows. Barges are dropped off and picked up going up and down river.
      The River fleet transports petrochemical feedstocks, processed chemicals, refined petroleum products, agricultural chemicals and black oil products along the Mississippi River System above Baton Rouge. Petrochemical feedstocks and processed chemicals are transported to waterfront petrochemical and chemical plants, while black oil products, refined petroleum products and agricultural chemicals are transported to waterfront terminals. The River fleet operates unit tows, where a towboat and generally a dedicated group of barges operate on consecutive voyages between loading and discharge points.
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
      The marine transportation segment moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 897 active tank barges currently operated, 701 are petrochemical and refined products barges, 118 are black oil barges, 61 are pressure barges, 12 are refrigerated anhydrous ammonia barges and five are specialty barges. Of the 897 active tank barges, 768 are owned by the Company.
      The fleet of 239 active inland towboats ranges from 600 to 6100 horsepower. Of the 239 active inland towboats, 151 are owned by the Company and 88 are chartered. Towboats in the 600 to 1900 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1400 to 6100 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3600 horsepower are typically used in the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 tons to 30,000 tons.
      Marine transportation services are conducted under long-term contracts, ranging from one to five years with renewal options, with customers with whom the Company has traditionally had long-standing relationships, as well as under spot contracts. During 2005, approximately 70% of the revenues were derived from term contracts and 30% were derived from spot market movements.
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

      Through the Company’s proprietary vessel management computer system, the fleet of barges and towboats is dispatched from centralized dispatch at the corporate office. The towboats are equipped with satellite positioning and communication systems that automatically transmit the location of the towboat to the Company’s traffic department located in its corporate office. Electronic orders are communicated to the vessel personnel, with reports of towing activities communicated electronically back to the traffic department. The electronic interface between the traffic department and the vessel personnel enables more effective matching of customer needs to barge capabilities, thereby maximizing utilization of the tank barge and towboat fleet. The Company’s customers are able to access information concerning the movement of their cargoes, including barge locations, through the Company’s web site.
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
      Kirby Inland Marine’s Logistics Management division (“KLM”) provides shore tankering services for barge and ship transfers, marine dock operations, rail car and tank truck loading and unloading, tank farm operations and other ancillary functions, including railroad switching operations. KLM services the Company and third parties. KLM serves three regional areas; the Gulf Coast region (Brownsville, TX, to Pensacola, FL); the Mississippi River region (Baton Rouge, LA, to Memphis, TN); and the Ohio Valley region (Paducah, KY, to Pittsburg, PA). During 2005, approximately 140 KLM tankermen conducted more than 28,000 barge and ship transfers and provided more than 80 operators for in-plant services for petrochemical companies, refineries and terminal operators.
      The Company owns a two-thirds interest in Osprey, having acquired, effective January 1, 2006, an additional one-third interest in Osprey from Richard L. Couch. The remaining one-third interest is owned by Cooper/ T. Smith. Osprey operates a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River.
      Offshore Operations. The segment’s offshore operations are conducted through a wholly owned subsidiary, Dixie Offshore Transportation Company (“Dixie Offshore”). Dixie Offshore, as general partner, managed the operations of Dixie Fuels, which operated a fleet of four ocean-going dry-bulk barges, four ocean-going tugboats and one shifting tugboat. The remaining 65% interest in Dixie Fuels was owned by PFC, a wholly owned subsidiary of Progress Energy, Inc. (“Progress Energy”). On March 1, 2006, Dixie Offshore purchased from PFC the remaining 65% interest in Dixie Fuels. Dixie Fuels operates primarily under term contracts of affreightment, including a contract that expires in 2010 with PFC to transport coal across the Gulf of Mexico to Progress Energy’s power generation facility at Crystal River, Florida.
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
      A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate. The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Term contracts typically only set agreement as to rates and do not have volume guarantees. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. The Company typically maintains a higher mix of term contracts to spot contracts to service a large base of steady business which is not subject to short-term market volatility. During 2005, approximately 70% of the marine transportation revenues were derived from term contracts and 30% were derived from spot market movements.
      SeaRiver, with which the Company has a contract through 2013, including renewal options, accounted for 13% of the Company’s revenues in 2005 and 12% in 2004 and 2003. Dow, with which the Company has a contract through 2016, including renewal options, accounted for 12% of the Company’s revenues in 2005 and 2004 and 14% in 2003.
Employees
      The Company’s marine transportation segment has approximately 2,100 employees, of which approximately 1,325 are vessel crew members. None of the segment’s operations are subject to collective bargaining agreements.
Properties
      The principal office of Kirby Inland Marine is located in Houston, Texas, in the Company’s facilities under a lease that expires in April 2015. Kirby Inland Marine’s operating locations are on the Mississippi River at Baton Rouge, Louisiana, New Orleans, Louisiana, and Greenville, Mississippi, two locations in Houston, Texas, on and near the Houston Ship Channel, and in Corpus Christi, Texas. The Baton Rouge, New Orleans and Houston facilities are owned, and the Greenville and Corpus Christi facilities are leased. KLM’s and Osprey’s principal offices are located in facilities owned by Kirby Inland Marine in Houston, Texas, near the Houston Ship Channel. The principal office of Dixie Offshore is in Belle Chasse, Louisiana, in owned facilities.
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
      The Company presently pays a federal fuel tax of 22.4 cents per gallon, reflecting a 2.3 cents per gallon transportation fuel tax for deficit reduction, which will be eliminated entirely December 31, 2006, a .1 cent per gallon leaking underground storage tank tax and a 20 cents per gallon waterway user tax. There can be no assurance that additional user taxes may not be imposed in the future.
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
      One of the most important requirements under the OPA is that all newly constructed tank barges engaged in the transportation of oil and petroleum in the United States be double hulled, and all existing single hull tank barges be retrofitted with double hulls or phased out of domestic service by 2015. In September 2002, the USCG issued new regulations that require the installation of tank level monitoring devices on all single hull tank barges by October 17, 2007, although subsequent legislation has granted the USCG discretion to modify or withdraw the requirement.
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
      Insurance. The Company’s marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of bulk cargo in a marine environment. These hazards include the risk of loss of or damage to the Company’s vessels, damage to third parties as a result of collision, fire or explosion, loss or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company’s vessels is insured through hull insurance currently insuring approximately $894 million in hull values. Liabilities such as collision, cargo, environmental, personal injury and general liability are insured up to $1 billion per occurrence.

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
      Centralized training is provided through the Operations Personnel and Training Department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company’s operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company’s training facility includes state-of-the-art equipment and instruction aids, including a working towboat, three tank barges and a tank barge simulator for tankerman training. During 2005, approximately 2,000 certificates were issued for the completion of courses at the training facility.
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
DIESEL ENGINE SERVICES
      The Company is engaged in the overhaul and repair of large medium-speed and high-speed diesel engines and reduction gears, and related parts sales through Kirby Engine Systems, Inc. (“Kirby Engine Systems”), a wholly owned subsidiary of the Company, and its three wholly owned operating subsidiaries, Marine Systems, Inc. (“Marine Systems”), Engine Systems, Inc. (“Engine Systems”) and Rail Systems, Inc. (“Rail Systems”). Through these three operating subsidiaries, the Company sells Original Equipment Manufacturers (OEM) replacement parts, provides service mechanics to overhaul and repair engines and reduction gears, and maintains facilities to rebuild component parts or entire engines and entire reduction gears. The Company serves the marine market and stand-by power generation market throughout the United States and parts of the Caribbean, the shortline, industrial, Class II and certain transit railroad markets throughout the United States, components of the nuclear industry worldwide and to a lesser extent other industrial markets such as cement, paper and mining in the Midwest. No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2005, 2004 or, 2003. The diesel engine services segment also provides service to the Company’s marine transportation segment, which accounted for approximately 2% of the diesel engine services segment’s 2005 and 2004 revenues, and approximately 5% for 2003. Such revenues are eliminated in consolidation and not included in the table below.

      The following table sets forth the revenues for the diesel engine services segment for the periods indicated (dollars in thousands):

	Year Ended December 31,

	2005		2004		2003

	Amounts	%	Amounts	%	Amounts	%

Overhaul and repairs	$64,149	58%	$42,098	49%	$38,045	46%
Direct parts sales	45,574	42	44,393	51	45,018	54

	$109,723	100%	$86,491	100%	$83,063	100%

Diesel Engine Services Acquisitions
      On December 13, 2005, the Company purchased the diesel engine services division of TECO Barge Lines, Inc. (“TECO”) for $500,000 in cash. In addition, the Company entered into a contract to provide diesel engine services to TECO.
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
      The Company has marine operations throughout the United States providing in-house and in-field repair capabilities and related parts sales. These operations are located in Houma, Louisiana, Chesapeake, Virginia, Paducah, Kentucky, Seattle, Washington and Tampa, Florida. The operations based in Chesapeake, Virginia and Tampa, Florida are authorized distributors for 17 eastern states and the Caribbean for Electro-Motive Diesel, Inc. (“EMD”). The marine operations based in Houma, Louisiana, Paducah, Kentucky and Seattle, Washington are nonexclusive authorized service centers for EMD providing service and related parts sales. The Paducah, Kentucky operation is also an authorized marine dealer for Caterpillar, Cummins and Detroit Diesel high-speed engines. All of the marine locations are authorized distributors for Falk Corporation (“Falk”) reduction gears, Oil States Industries, Inc. clutches and Alco engines. The Chesapeake, Virginia operation concentrates on East Coast inland and offshore dry-bulk, tank barge and harbor docking operators, the USCG and United States Navy (“Navy”). The Houma, Louisiana operation concentrates on the inland and offshore barge and oil services industries. The Tampa, Florida operation concentrates on Gulf of Mexico offshore dry-bulk, tank barge and harbor docking operators. The Paducah, Kentucky operation concentrates on the inland river towboat and barge operators and the Great Lakes carriers. The Seattle, Washington operation primarily concentrates on the offshore commercial fishing industry, tugboat and barge industry, the USCG and Navy, and other customers in Alaska, Hawaii and the Pacific Rim. The Company’s emphasis is on service to its customers, and it sends its crews from any of its locations to service customers’ equipment anywhere in the world.
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
      The Company provides in-house and in-field repair capabilities and safety-related products to power generation operators from its Rocky Mount, North Carolina, Hollywood, Florida, Paducah, Kentucky and Seattle, Washington locations. The operations based in Rocky Mount, North Carolina and Hollywood, Florida are EMD authorized distributors for 17 eastern states and the Caribbean for power generation applications, and provide in-house and in-field service. The Rocky Mount operation is also the exclusive worldwide distributor of EMD products to the nuclear industry, the exclusive worldwide distributor for Woodward Governor (“Woodward”) products to the nuclear industry and the exclusive worldwide distributor of Cooper Energy Services, Inc. (“Cooper”) products to the nuclear industry. In December 2005, the Rocky Mount operation became a non-exclusive distributor for Honeywell International Incorporated industrial measurement and control products to the nuclear industry. In January 2006, the Rocky Mount operation became an exclusive distributor for Norlake Manufacturing Company transformer products to the nuclear industry. In February 2006, the Rocky Mount operation became a non-exclusive distributor of analog Weschler Instruments (“Weschler”) metering products and an exclusive distributor of digital Weschler metering products to the nuclear industry. The Paducah, Kentucky operation provides in-house and in-field repair services for Falk industrial reduction gears in the Midwest. The Seattle, Washington operation provides in-house and in-field repair services for Alco engines located on the West Coast and the Pacific Rim.
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
Railroad Operations
      The Company is engaged in the overhaul and repair of locomotive diesel engines and the sale of replacement parts for locomotives serving shortline, industrial, Class II and certain transit railroads within the continental United States. The Company serves as an exclusive distributor for EMD providing replacement parts, service and support to these markets. EMD is the world’s largest manufacturer of diesel-electric locomotives, a position it has held for over 83 years.
Railroad Customers
      The Company’s railroad customers are United States shortline, industrial, Class II and transit operators. The shortline and industrial operators are located throughout the United States, and are primarily branch or spur railroad lines that provide the final connection between plants or mines and the major railroad operators. The shortline railroads are independent operators. The plants and mines own the industrial railroads. The Class II railroads are larger regionally operated railroads. The transit railroads are primarily located in larger cities in the Northeast and West Coast of the United States. Transit railroads are operated by cities, states and Amtrak.
Railroad Competitive Conditions
      As an exclusive United States distributor for EMD parts, the Company provides EMD parts sales to the shortline, industrial, Class II and certain transit railroads, as well as providing rebuilt parts and service work. There are several other companies providing service for shortline and industrial locomotives. In addition, the industrial companies, in some cases, provide their own service.
Employees
      Marine Systems, Engine Systems and Rail Systems together have approximately 275 employees.
Properties
      The principal offices of the diesel engine services segment are located in Houma, Louisiana. The Company also operates eight parts and service facilities, with two facilities located in Houma, Louisiana, and one facility each located in Chesapeake, Virginia, Rocky Mount, North Carolina, Paducah, Kentucky, Hollywood, Florida, Tampa, Florida and Seattle, Washington. All of these facilities are located on leased property except the Houma, Louisiana facilities are situated on approximately seven acres of Company owned land.
Item 1A.     Risk Factors
      The following risk factors should be considered carefully when evaluating the Company, as its businesses, results of operations, or financial condition could be materially adversely affected by any of these risks. The following discussion does not attempt to cover factors, such as trends in the national economy or the level of interest rates among others, that are likely to affect most businesses.
      The Inland Waterway infrastructure is aging and may result in increased costs and disruptions to the Company’s marine transportation segment. Maintenance of the United States inland waterway system is vital to the Company’s operations. The system is composed of over 12,000 miles of commercially navigable waterway, supported by over 170 locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. The United States inland waterway infrastructure is aging, with more than half of the locks over 50 years old. As a result, due to the age of the locks, scheduled and unscheduled maintenance outages may be more frequent in nature, resulting in delays and additional operating expenses. One-half of the cost of new construction and major rehabilitation of locks and dams is paid by marine transportation companies through a 20 cent per gallon diesel fuel tax and the remaining 50% is paid from general federal tax revenue. Failure of the federal government to adequately fund infrastructure maintenance and improvements in the future would have a negative impact on the Company’s ability to deliver products for its customers on a timely basis. In addition, any additional user taxes that may be imposed in the future to fund infrastructure improvements would increase the Company’s operating expenses.
      The Company is subject to adverse weather conditions in its marine transportation business. The Company’s marine transportation segment is subject to weather conditions on a daily basis. Adverse weather conditions such as high water, low water, fog and ice, tropical storms and hurricanes can impair the operating efficiencies of the marine fleet. Such adverse weather conditions can cause a delay, diversion or postponement of shipments of products and are totally beyond the control of the Company. In addition, adverse water conditions can negatively affect towboat speed, tow size, loading drafts, fleet efficiency, place limitations on night passages and dictate horsepower requirements. For example, high water conditions on the Ohio and Illinois Rivers in January resulted in high water conditions on the lower Mississippi River in February. During January and February, fog conditions existed along the Gulf Coast. These conditions negatively affected the Company’s first quarter. Hurricanes Katrina and Rita negatively impacted the 2005 third quarter by an estimated $.10 per share, as petrochemical and refinery facilities located in the paths or projected paths of the hurricanes shut down operations in advance of the storms, waterways in the affected areas were closed and the Company moved its equipment out of the path of the hurricanes.
      The Company could be adversely impacted by a marine accident or spill event. A marine accident or spill event could close a portion of the inland waterway system for a period of time. Although statistically marine transportation is the safest means of transporting bulk commodities, accidents do occur, both involving Company equipment and equipment owned by other inland marine carriers. For example, in the 2005 first quarter, an accident involving several dry cargo barges and towboat owned by another company at the Belleville Lock, located on the upper Ohio River, resulted in the closure of the lock for approximately two weeks, preventing any movements of marine equipment into or out of the upper Ohio River.
      The Company transports a wide variety of petrochemicals, black oil products, refined petroleum products and agricultural chemicals throughout the Mississippi River system and along the Gulf Intracoastal Waterway. The Company manages its exposure to losses from potential discharges of pollutants through the use of well maintained and equipped vessels, through safety, training and environmental programs, and the Company’s insurance program, but a discharge of pollutants by the Company could have an adverse effect on the Company.
      The Company’s marine transportation segment is dependent on its ability to adequately crew its towboats. The Company’s towboats are crewed with employees who are licensed by the USCG, including its captains, pilots, engineers and tankerman. The success of the Company’s marine transportation segment is dependent on the Company’s ability to adequately crew its towboats. As a result, the Company expends significant dollars in training its crews and providing each crewmember an opportunity to advance from a deckhand to the captain of a Company towboat. Lifestyle issues are a deterrent for employment as crew members are required to work a 20 days on, 10 days off rotation, or a 30 days on, 15 days off rotation. The success of the Company’s marine transportation segment will depend on its ability to adequately crew its towboats.

      Reduction in the number of acquisitions made by the Company may curtail future growth. Since 1987, the Company has been successful in the integration of 24 acquisitions in its marine transportation segment and eight acquisitions in its diesel engine services segment. These acquisitions have played a significant part in the growth of the Company. The Company’s marine transportation revenue in 1987 was $40.2 million compared with $686.0 million in 2005. Diesel engine services revenue in 1987 was $7.1 million compared with $109.7 million in 2005. While the Company is of the opinion that future acquisition opportunities exist in both its marine transportation and diesel engine services segments, the Company may not be able to continue to grow through acquisitions to the extent that it has in the past.
      The Company’s marine transportation segment is subject to the Jones Act. The Company’s marine transportation segment competes principally in markets subject to the Jones Act, a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, and manned and owned by United States citizens. The Company presently meets all of the requirements of the Jones Act for its owned vessels. The loss of Jones Act status could have a significant negative effect on the Company. The requirements that the Company’s vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the USCG, and the application of United States labor and tax laws significantly increase the cost of U.S. flag vessels when compared with comparable foreign flag vessels. During the early 2000s, the Jones Act cabotage provisions came under attack by interests seeking to facilitate foreign flag competition in trades reserved for domestic companies and vessels under the Jones Act. The efforts were consistently defeated by large margins in the United States Congress, but further efforts may be made in the future to modify or eliminate the cabotage provisions of the Jones Act. The Company’s business could be adversely affected if the Jones Act were to be modified so as to permit foreign competition that is not subject to the same United States government imposed burdens.
      The Company’s marine transportation segment is subject to regulation by the USCG, federal laws, state laws and certain international conventions, as well as numerous environmental regulations. The majority of the Company’s fleet is subject to inspection by the USCG and carry certificates of inspection. The crews employed by the Company aboard vessels are licensed by the USCG. The Company is required by various governmental agencies to obtain licenses, certificates and permits for its vessels. The Company’s operations are also affected by various United States and state regulations and legislation enacted for protection of the environment. The Company incurs significant expenses to comply with applicable laws and regulations and any significant new regulation or legislation could have an adverse effect on the Company.
      The Company’s marine transportation segment is subject to volatility in the United States production of petrochemicals. For 2005, 67% of the segment’s revenues were from the movement of petrochemicals, including the movement of raw materials and feedstocks from one refinery and petrochemical plant to another, as well as the movement of finished products. Increased imports of petrochemicals manufactured in foreign countries could negatively impact United States domestic petrochemical production, thereby reducing the volumes of petrochemicals transported by the Company.
      The Company’s marine transportation segment could be adversely impacted by the construction of inland tank barges by its competitors. At the present time there are approximately 2,800 inland tank barges operating in the United States, of which the Company operates 897, or 32%. The number of inland tank barges peaked at approximately 4,200 in the early 1980s, but has been relatively constant since the early 1990s, fluctuating between 2,750 and 2,900. During that period of time, new barge builds have approximately equaled retirements. In 2006, shipyards are scheduled to build approximately 100 inland tank barges. In addition, of the approximate 2,800 inland tank barges, approximately 400 are between 30 to 35 years old and 400 are over 35 years old. While the Company believes that shipyard capacity, the age of the domestic tank barge fleet and government regulation of the industry, among other factors, will prevent overbuilding of inland tank barges in the near future, sustained favorable market conditions could stimulate new construction and in the longer term, an oversupply of barges could exist following periods of strong demand for barge transportation.

      Higher fuel prices could increase operating expenses. The cost of fuel during 2005 was approximately 13% of marine transportation revenue, as the Company consumed 55.2 million gallons of diesel fuel at an average price of $1.67 per gallon. The average price of diesel fuel consumed in the 2005 fourth quarter was $2.03 compared with $1.40 in the 2004 fourth quarter, an increase of 45%. Marine transportation term contracts contain fuel escalation clauses that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 day to 90 day delay before contracts are adjusted. Spot contract rates generally reflect current fuel prices at the time the contract was signed. The Company is generally able to pass along to its customers a significant portion of an increase or decrease in diesel fuel prices; however, consistently higher fuel prices could result in increased operating expenses during the period of fuel escalation.
      Loss of a large customer or other significant business relationship could adversely affect the Company. Two marine transportation customers, SeaRiver and Dow, account for approximately 25% of the Company’s revenue. Although the Company considers its relationships with SeaRiver and Dow to be strong, the loss of either customer could have an adverse effect on the Company. The Company’s diesel engine services segment has a 40 year relationship with EMD, the manufacturer of medium-speed diesel engines. The Company serves as both an EMD distributor and service center for select markets and locations for both service and parts. Sales and service of EMD products account for approximately 70% of the diesel engine services segment’s revenue. Although the Company considers its relationship with EMD to be strong, the loss of the EMD distribution and service rights, or a disruption of the supply of EMD parts, could have a negative impact on the Company’s ability to service its customers.
      The Company is subject to competition in both its marine transportation and diesel engine services businesses. The inland tank barge industry remains very competitive despite continued consolidation. The Company’s primary competitors are noncaptive inland tank barge operators. The Company also competes with companies which transport liquid products by refined product and petrochemical pipelines, railroad tank cars and tractor-trailer tank trucks. Increased competition from any significant expansion of or additions to facilities or equipment by the Company’s competitors could have a negative impact on the Company’s results.
      The diesel engine services industry is also very competitive. The segment’s marine operation’s competitors are approximately 10 independent diesel services companies and other EMD authorized service centers. Certain operators of diesel powered marine equipment also elect to maintain in-house service capabilities. In the power generation and railroad fields, the primary competitors are other independent service companies. Increased competition in the diesel engine services industry could result in lower rates for service and parts pricing and result in less service and repair opportunities and parts sales.
      The construction cost of inland tank barges has increased significantly over the last few years primarily due to the escalating price of steel. The price of steel has increased significantly over the last few years, thereby increasing the construction costs of new barges. The Company’s average construction price of a new 30,000 barrel capacity inland tank barge in 2005 was approximately 36% higher than in 2003, primarily due to the increase in steel prices. If steel prices continue to increase, it may limit the Company’s ability to earn an adequate return on its investment in new tank barges.

Item 2.	Properties
      The information appearing in Item 1 is incorporated herein by reference. The Company and Kirby Inland Marine currently occupy leased office space at 55 Waugh Drive, Suite 1000, Houston, Texas, under a lease that expires in December 2015. The Company believes that its facilities at 55 Waugh Drive are adequate for its needs and additional facilities would be available if required.

Item 3.	Legal Proceedings
      In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under CERCLA with respect to a Superfund site, the Palmer Barge Line Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs have entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study. Based on information currently available, the Company believes its exposure is limited.
      In 2004, the Company and certain subsidiaries received a Request for Information (“RFI”) from the EPA under CERCLA with respect to a Superfund site, the State Marine site, located in Port Arthur, Texas. An RFI is not a determination that a party is responsible or potentially responsible for contamination at a site, but is only a request seeking any information a party may have with respect to a site as part of an EPA investigation into such site. In July 2005, a subsidiary of the Company received a notification of potential responsibility from the EPA and a request for voluntary participation in funding potential remediation services at the SBA Shipyards, Inc. (“SBA”) property located in Jennings, Louisiana. In prior years, SBA had provided tank barge cleaning services to the subsidiary. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in these matters.
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
      During the fourth quarter of the fiscal year ended December 31, 2005, no matter was submitted to a vote of security holders through solicitation of proxies or otherwise.
Executive Officers of the Registrant
      The executive officers of the Company are as follows:

Name	Age	Positions and Offices

C. Berdon Lawrence	63	Chairman of the Board of Directors
Joseph H. Pyne	58	President, Director and Chief Executive Officer
Norman W. Nolen	63	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Steven P. Valerius	51	President — Kirby Inland Marine
Dorman L. Strahan	49	President — Kirby Engine Systems
Mark R. Buese	50	Senior Vice President — Administration
Jack M. Sims	63	Vice President — Human Resources
Howard G. Runser	55	Vice President — Information Technology
G. Stephen Holcomb	60	Vice President — Investor Relations and Assistant Secretary
Ronald A. Dragg	42	Controller
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
      The Company’s common stock is traded on the New York Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated:

	Sales Price

	High	Low

2006
First Quarter (through March 6, 2006)	$62.35	$50.26
2005
First Quarter	45.57	39.76
Second Quarter	45.74	37.19
Third Quarter	49.68	44.11
Fourth Quarter	55.54	45.91
2004
First Quarter	36.54	30.19
Second Quarter	39.09	33.20
Third Quarter	40.38	33.65
Fourth Quarter	46.48	38.87
      As of March 6, 2006, the Company had 26,332,000 outstanding shares held by approximately 1,000 stockholders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.
      The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Since 1989, the Company has not paid any dividends on its common stock.

Item 6.	Selected Financial Data
      The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2005. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company in Item 7 and the Financial Statements included under Item 8 (selected financial data and footnote in thousands, except per share amounts).

	December 31,

	2005	2004	2003	2002	2001*

Revenues:
Marine transportation	$685,999	$588,828	$530,411	$450,280	$481,283
Diesel engine services	109,723	86,491	83,063	85,123	85,601

	$795,722	$675,319	$613,474	$535,403	$566,884

Net earnings	$68,781	$49,544	$40,918	$27,446	$39,603

Earnings per share of common stock:
Basic	$2.74	$2.02	$1.69	$1.14	$1.65

Diluted	$2.67	$1.97	$1.67	$1.13	$1.63

Weighted average shares outstanding:
Basic	25,112	24,505	24,153	24,061	24,027
Diluted	25,781	25,157	24,506	24,394	24,270

	December 31,

	2005	2004	2003	2002	2001*

Property and equipment, net	$642,381	$574,211	$536,512	$486,852	$466,239
Total assets	$1,025,548	$904,675	$854,961	$791,758	$752,435
Long-term debt, including current portion	$200,036	$218,740	$255,265	$266,001	$249,737
Stockholders’ equity	$537,542	$435,235	$372,132	$323,311	$301,022

*	Comparability with other periods is affected by the amortization of goodwill of $6,253 in 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Statements contained in this Form 10-K that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-K could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, fog and ice, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

Overview
      The Company is the nation’s largest domestic inland tank barge operator with a fleet of 897 active tank barges and 239 towing vessels. The Company uses the inland waterway system of the U.S. to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. Through its diesel engine services segment, the Company provides after-market services for large medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.
      For 2005, the Company reported, for the second straight year the highest revenue, net earnings and earnings per share in its history. The Company reported net earnings of $68,781,000, or $2.67 per share, on revenues of $795,722,000, a significant improvement over the record setting 2004 net earnings of $49,544,000, or $1.97 per share, on revenues of $675,319,000. The record-setting performance reflected continued strong petrochemical, black oil products, refined petroleum products and agricultural chemical demand in its marine transportation segment, coupled with higher contract rate renewals and higher spot market pricing. The U.S. petrochemical and refining industries continued to operate their plants and refineries at high utilization rates. The 2005 record results also reflected a favorable performance by the diesel engine services segment, positively impacted by strong service activity and direct parts sales in the majority of its marine, power generation and railroad markets, combined with higher service rates and parts pricing.
Marine Transportation
      During 2005, approximately 86% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies in the U.S. Products transported include raw materials for many of the end products used widely by businesses and consumers every day — plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company’s business tends to mirror the general performance of the U.S. economy and the performance of the Company’s customer base. The following table shows the markets serviced by the Company, the revenue distribution for 2005, products moved and the drivers of the demand for the products the Company transports:

	2005
	Revenue
Markets Serviced	Distribution	Products Moved	Drivers

Petrochemicals	67%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Housing, Consumer Goods, Autos, Clothing, Vehicle Usages
Black Oil Products	20%	Residual Oil, No. 6 Fuel Oil, Coker Feedstocks, Vacuum Gas, Asphalt, Boiler Fuel, Crude Oil, Ship Bunkers	Road Construction, Feedstock for Refineries, Fuel for Power Plants and Ships
Refined Petroleum Products	9%	Gasoline Blends, No. 2 Oil, Jet Fuel, Heating Oil	Vehicle Usage, Air Travel, Weather Conditions
Agricultural Chemicals	4%	Liquid Fertilizers, Chemical Feedstocks	Corn, Cotton, Wheat Production
      The Company’s marine transportation segment’s revenue and operating income for 2005 increased 17% and 29%, respectively, when compared with 2004. The petrochemical market is the Company’s largest market, contributing 67% of 2005 marine transportation revenue. During 2005, the demand for the movement of petrochemical products remained strong, with term contract customers continuing to operate their plants at high utilization rates, resulting in high barge utilization for most products. The black oil products market, which contributed 20% of 2005 marine transportation revenue, also remained strong, the result of refineries operating at close to full capacity, which generated high demand for the transportation of heavier residual oil by-products. Refined petroleum products contributed 9% of 2005 marine transportation revenue, experiencing normal Gulf Coast to Midwest demand; however, the Company’s presence in the refined products market was reduced during 2005 as barges were diverted to the stronger Gulf Intracoastal Waterway petrochemical market to meet term contract requirements. In addition, the segment’s refined products tank barge capacity has been reduced by the Company’s continued retirement of its single hull barges. The agricultural chemical market, which contributed 4% of 2005 marine transportation revenue, was seasonally strong for 2005, meeting the demand for the movement of imported liquid fertilizer into the Midwest.
      During 2005, approximately 70% of the marine transportation revenues were under term contracts and 30% were spot market revenues. The 70% contract and 30% spot market mix provides the Company with a stable revenue stream with less exposure to day-to-day pricing fluctuations. Contracts renewed during 2005 increased in the 4% to 6% average range, with some contracts increasing by a higher percentage and some by a lower percentage. During 2003 and 2004, contract renewals were in the 3% to 4% average range. The higher average contract rate renewals for 2005 reflected strong industry demand as well as higher utilization rates for tank barges. Effective January 1, 2005, escalators for labor and the producer price index on numerous multiyear contracts resulted in rate increases for those contracts by 3% to 4%. The Company adjusts contract rates for fuel on either a monthly or quarterly basis, depending on the specific contract. Spot market rates in 2005 for most marine transportation markets were approximately 20% to 25% higher than 2004 and were above contract rates. Spot market rates include the cost of fuel and, during 2005, the average cost of fuel consumed ranged from a low of $1.22 per gallon in January to a high of $2.27 per gallon in November.
      The marine transportation segment’s 2005 results were negatively impacted by record setting navigational delays of 9,022 days, 8% more than the record setting 8,392 delays recorded in 2004. Delay days measure the lost time incurred by a tow (towboat and barge) during transit. The measure includes transit delays caused by weather, lock congestion or closure and other navigational factors. During January 2005, high water conditions existed on the Illinois and Ohio Rivers, and caused high water conditions on the lower Mississippi River in late January and early February. In addition, the upper Ohio River was closed for two weeks in January and early February due to an accident at the Belleville Lock. The Gulf Coast had numerous fog days in January and February. During March, weather conditions throughout the Mississippi River System and the Gulf Intracoastal Waterway improved significantly. Navigating delays for the second quarter were down significantly, primarily due to favorable weather conditions.
      The 2005 third quarter navigating delays increased significantly, as the segment was negatively impacted by Hurricanes Katrina and Rita. The Company estimates the impact was $.10 per share. Hurricane Katrina made landfall east of New Orleans on August 29 and Hurricane Rita made landfall on the Texas — Louisiana border on September 24. Petrochemical and refinery facilities located in the paths or projected paths of the hurricanes shut down operations in advance of the storms. Waterways in the hurricane affected areas were closed and the Company’s equipment was moved out of the path of the storms or into protected areas. The hurricanes caused no injuries to the Company’s vessel crews and no notable damage to the Company’s tank barge and towboat fleet or its facilities.
      Navigating delays for the fourth quarter declined, as weather conditions overall were favorable. Some icing occurred on the Illinois and Ohio Rivers in December, but fog and high wind, which historically plague the Gulf Coast during the fourth quarter, were at a minimum.
      The marine transportation operating margin for 2005 improved to 17.4% compared with 15.7% for 2004. Improved demand and utilization, higher contract and spot market rates, and January 1, 2005 escalators on long-term contracts all contributed to the higher operating margin. In addition, the Company’s on-going effort to eliminate unnecessary costs, improve the management of towing requirements, including more efficient use of horsepower, faster barge turnarounds and increased backhaul opportunities, also contributed to the improved margin. The Company’s continued emphasis on safety, with 2005 and 2004 being record setting safety performance years, also contributed to the improved operating margin.

Diesel Engine Services
      During 2005, approximately 14% of the Company’s revenue was generated by its diesel engine services segment of which 58% was generated through service and 42% from parts sales. The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, are influenced by the cycles of such industries. The following table shows the markets serviced by the Company, the revenue distribution for 2005, and the customers for each market:

	2005
	Revenue
Markets Serviced	Distribution	Customers

Marine	61%	Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers
Power Generation	22%	Standby Power Generation, Pumping Stations
Railroad	17%	Passenger (Transit Systems), Class II, Shortline, Industrial
      The Company’s diesel engine services segment’s 2005 revenue and operating income increased 27% and 53%, respectively, compared with 2004. The record results reflected strong marine, power generation and railroad markets, as well as the full year impact of the Company’s April 2004 acquisition of Walker, more fully described under “Acquisitions” below. Higher service activities, coupled with improved service rates as well as parts pricing, positively impacted 2005.
      The diesel engine services segment’s operating margin for 2005 improved to 11.7% compared with 9.7% for 2004, reflecting the strong markets, higher service activities, which generally earn a higher operating margin than parts sales, increased pricing for service and parts, and higher labor utilization.
Cash Flow and Capital Expenditures
      The Company continued to generate strong operating cash flow during 2005, with net cash provided from operations of $141,982,000, a 12% increase compared with $126,751,000 for 2004. In addition, the Company generated cash from the disposition of assets of $6,286,000 and $19,054,000 from the exercise of stock options. The cash was used for capital expenditures of $122,283,000, primarily for fleet replacement, enhancement and expansion, $7,500,000 for the acquisition of the black oil products tank barge fleet of ACL and a smaller diesel acquisition, and debt reduction of $18,704,000. The Company reduced its debt-to-capitalization ratio from 33.4% to 27.1% during 2005.
      Capital expenditures were $122,283,000 in 2005 and included $65,833,000 for new tank barge and towboat construction, and $56,450,000 primarily for upgrading the existing marine transportation fleet. The 2005 tank barge construction program included seventeen 30,000 barrel capacity tank barges at a cost of $37,000,000, which are replacement barges for older barges removed from service. The Company took delivery and placed into service 16 of the barges during 2005, with the remaining barge delivered and placed into service in February 2006.
      The 2005 program also included twenty 10,000 barrel capacity tank barges and one 30,000 barrel capacity specialty barge at a cost of approximately $26,000,000. The Company took delivery and placed into service all 21 of the barges during 2005. These 21 barges represent 230,000 barrels of additional capacity and will enable the Company to satisfy additional demand from existing customers.
      The Company projects that capital expenditures for 2006 will be in the $110,000,000 to $120,000,000 range, including approximately $51,000,000 for new tank barge and towboat construction. The 2006 program includes the construction of twenty-three 30,000 barrel capacity tank barges at a cost of $45,000,000, subject to adjustment for the price of steel, 15 of which will be additional capacity and eight of which will be replacement barges for older barges removed from service. Delivery of the barges will be throughout 2006, with the final barge scheduled for delivery in January 2007. The 2006 program also includes the construction of four inland towboats at a cost of $13,000,000, $3,200,000 of which was paid in December 2005 and included in the 2005 capital expenditures. Two towboats are scheduled to be placed into service in the second half of 2006 and two in the 2007 first quarter.
      The Company remains in excellent financial position to take advantage of internal and external growth opportunities in a consolidating marine transportation industry. External growth opportunities include potential acquisitions of independent inland tank barge operators and fleet owners seeking to single source tank barge requirements. Increasing the fleet size would allow the Company to improve asset utilization through more backhaul opportunities, faster barge turnarounds, more efficient use of horsepower, barges positioned closer to cargos, lower incremental costs due to enhanced purchasing power, minimal incremental administrative staff and less cleaning due to operating more barges with compatible prior cargos.
      The Company anticipates that during 2006, the U.S. and global economies will remain stable with continued strong demand for the transportation services of the marine transportation segment. In 2005, some incremental capacity was added to the industry fleet and the Company anticipates some additional capacity will be added during 2006.
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
      Accrued Insurance. The Company is subject to property damage and casualty risks associated with operating vessels carrying large volumes of bulk cargo in a marine environment. The Company maintains insurance coverage against these risks subject to a deductible, below which the Company is liable. In addition to expensing claims below the deductible amount as incurred, the Company also maintains a reserve for losses that may have occurred but have not been reported to the Company, or are not yet fully developed. The Company uses historic experience and actuarial analysis by outside consultants to estimate an appropriate level of reserves. If the actual number of claims and magnitude were substantially greater than assumed, the required level of reserves for claims incurred but not reported or fully developed could be materially understated. The Company records receivables from its insurers for incurred claims above the Company’s deductible. If the solvency of the insurers became impaired, there could be an adverse impact on the accrued receivables and the availability of insurance.
Acquisitions
      On March 1, 2006, the Company purchased from PFC the remaining 65% interest in Dixie Fuels for $15,600,000, subject to post-closing working capital adjustments and drydocking expenditures. The Dixie Fuels partnership, formed in 1977, was 65% owned by PFC and 35% owned by the Company. In addition, the Company extended the expiration date of its marine transportation contract with PFC from 2008 to 2010. Revenues for Dixie Fuels for 2005 were approximately $26,200,000.
      On December 13, 2005, the Company purchased the diesel engine services division of TECO for $500,000 in cash. In addition, the Company entered into a contract to provide diesel engine services to TECO.
      On June 24, 2005, the Company purchased ACL’s black oil products fleet of 10 inland tank barges for $7,000,000 in cash. Five of the barges are currently in service and the other five are being renovated in 2006.
      On April 16, 2004, the Company purchased a one-third interest in Osprey for $4,220,000. The purchase price consisted of cash of $2,920,000 and notes payable of $1,300,000 due and paid in April 2005. The remaining two-thirds interest was owned by Cooper/ T. Smith and Richard L. Couch. The Company, effective January 1, 2006, acquired an additional one-third interest in Osprey from Richard L. Couch. Osprey, formed in 2000, operates a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River. Revenues for Osprey for 2005 were approximately $28,700,000.
      On April 7, 2004, the Company purchased from Walker, a subsidiary of Ingram, Walker’s diesel engine service operations and parts inventory located in Paducah, Kentucky for $5,755,000 in cash. In addition, the Company entered into a contract to provide diesel engine services to Ingram.
      On January 15, 2003, the Company purchased from SeaRiver, the U.S. transportation affiliate of ExxonMobil, 45 double hull inland tank barges and seven inland towboats for $32,113,000 in cash, and assumed from SeaRiver the leases of 16 double hull inland tank barges. On February 28, 2003, the Company purchased three double hull inland tank barges leased by SeaRiver from Banc of America Leasing for $3,453,000 in cash. In addition, the Company entered into a contract to provide inland marine transportation services to SeaRiver, transporting petrochemicals, black oil products and refined petroleum products throughout the Gulf Intracoastal Waterway and the Mississippi River System.
Results of Operations
      The Company reported 2005 net earnings of $68,781,000, or $2.67 per share, on revenues of $795,722,000, compared with net earnings of $49,544,000, or $1.97 per share, on revenues of $675,319,000 for 2004 and net earnings of $40,918,000, or $1.67 per share, on revenues of $613,474,000 for 2003.
      Marine transportation revenues for 2005 were $685,999,000, or 86% of total revenues, compared with $588,828,000, or 87% of revenues for 2004 and $530,411,000, or 86% of revenues for 2003. Diesel engine services revenues for 2005 were $109,723,000, or 14% of revenues, compared with $86,491,000, or 13% of revenues for 2004 and $83,063,000, or 14% of revenues for 2003.
      For purposes of the Management’s Discussion, all earnings per share are “Diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings for 2005, 2004 and 2003 were 25,781,000, 25,157,000, and 24,506,000, respectively.
Marine Transportation
      The Company, through its marine transportation segment, is a provider of marine transportation services, operating a current fleet of 897 active inland tank barges and 239 active inland towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. During 2005, 2004 and 2003, the marine transportation segment was also the managing partner of a 35% owned offshore marine partnership, consisting of four dry-bulk barge and tug units. The partnership was accounted for under the equity method of accounting.
      The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2005 (dollars in thousands):

			% Change		% Change
			2004 to		2003 to
	2005	2004	2005	2003	2004

Marine transportation revenues	$685,999	$588,828	17%	$530,411	11%

Costs and expenses:
Costs of sales and operating expenses	433,155	365,590	18	332,600	10
Selling, general and administrative	67,752	65,278	4	57,271	14
Taxes, other than on income	11,327	13,349	(15)	12,824	4
Depreciation and amortization	54,474	52,076	5	50,442	3

	566,708	496,293	14	453,137	10

Operating income	$119,291	$92,535	29%	$77,274	20%

Operating margins	17.4%	15.7%		14.6%

2005 Compared with 2004

Marine Transportation Revenues
      Marine transportation revenues for 2005 increased 17% compared with 2004, reflecting continued strong petrochemical and black oil products demand. In addition, the segment benefited from contract and spot market increases, term contract fuel adjustments, as well as labor and consumer price index escalators effective January 1, 2005 on numerous multi-year contracts. The 2005 year was negatively impacted by Hurricanes Katrina and Rita, more fully described below. The Company estimates that the two back-to-back Gulf Coast hurricanes negatively impacted the 2005 third quarter and year by $.10 per share.

      Petrochemical transportation demand during 2005 remained strong as term contract customers continued to operate their plants and facilities at high utilization rates, resulting in high barge utilization for most products and trade lanes.
      Black oil products demand during 2005 was strong as refineries operated at close to full capacity, which generated demand for waterborne transportation of heavier refinery residual oil by-products.
      Refined petroleum products volumes transported in the Midwest during 2005 were generally at lower winter weather levels in the first quarter, higher levels in the second and third quarter with the summer driving season and slightly lower in the fourth quarter. The Company’s presence in the refined petroleum products market was reduced during 2005 as barges were diverted to the stronger Gulf Intracoastal Waterway petrochemical market to meet term contract requirements. In addition, over the past several years, the Company’s refined petroleum products tank barge capacity has been reduced by the Company’s continued retirement of its single hull barges.
      Agricultural demand was seasonally strong during 2005, the result of favorable demand for the movement of imported liquid fertilizer products into the Midwest and south Texas.
      The Company incurred a record 9,022 delay days during 2005, an 8% increase over the record 8,392 delay days incurred during 2004. Delay days measure the lost time incurred by a tow (towboat and one or more barges) during transit. The measure includes transit delays caused by weather, lock congestion or closure and other adverse navigating conditions.
      During January 2005, the Company experienced high water conditions on the Ohio and Illinois Rivers and the run-off of these rivers caused high water conditions on the lower Mississippi River in late January and early February. In addition, the upper Ohio River was closed for two weeks in January due to an accident at the Belleville Lock. During January and February 2005, the Company also encountered numerous fog days along the Gulf Coast. These inclement weather conditions and lock closures resulted in longer transit times, which delayed customer deliveries and created operating inefficiencies.
      During March, weather conditions throughout the Mississippi River System and the Gulf Intracoastal Waterway improved significantly, allowing the Company to efficiently meet the current demand, as well as the backlog from February. Weather conditions during the 2005 second quarter, July and the majority of August were also favorable, allowing for better asset utilization through faster barge turnarounds and more efficient use of horsepower.
      Hurricanes Katrina and Rita negatively impacted the Company’s operations and its financial results by an estimated $.10 per share. Hurricane Katrina made landfall east of New Orleans on August 29 and Hurricane Rita made landfall on the Texas — Louisiana border on September 24. Petrochemical and refinery facilities located in the paths or projected paths of the hurricanes shutdown operations in advance of the storms. Waterways in the hurricane affected areas were closed and the Company’s equipment was moved out of the path of the storms or into protected areas. The hurricanes caused no injuries to the Company’s vessel crews and no notable damage to the Company’s tank barge and towboat fleet or its facilities. All waterways in the hurricane affected areas were closed for a limited number of days and a majority of the petrochemical and refinery facilities impacted by the hurricanes resumed full production within a matter of weeks. The impact of the hurricanes was mitigated to some degree by risk sharing provisions in many of the Company’s contracts, enabling the Company to recover some of the costs related to navigational delays beyond the Company’s control. In addition, some customers opted to place equipment on a time charter basis prior to the hurricanes and remained on charter through the storms.
      During 2005, approximately 70% of marine transportation revenues were under term contracts and 30% were spot market revenues. The 70% contract and 30% spot market mix provides the Company with a stable revenue stream with less exposure to day-to-day pricing fluctuations. Contracts renewed in 2005 increased in the 4% to 6% average range, primarily the result of strong industry demand and higher utilization of tank barges. Spot market rates for 2005, including fuel, for most product lines were generally higher than contract rates and were approximately 20% to 25% higher than 2004 spot market rates. Effective January 1, 2005, escalators for labor and the producer price index on numerous multi-year contacts increased rates on such contracts by 3% to 4%.

Marine Transportation Costs and Expenses
      Costs and expenses for 2005 increased 14% compared with 2004, reflecting the higher costs and expenses associated with increased marine transportation demand, as well as increased navigational delays, both noted above.
      Costs of sales and operating expenses for 2005 increased 18% over 2004. The increase reflected higher salaries and related expenses, effective January 1, 2005, additional expenses associated with the increased demand and higher towboat and tank barge maintenance expenditures due to the substantial increase in the cost of steel during 2004 and 2005. In addition, the higher price of diesel fuel consumed, as noted below, resulted in higher fuel costs. During 2005, the Company operated an average of 242 towboats compared with an average of 235 towboats during 2004. The number of towboats operated and crews required fluctuates daily, depending on the volumes moved, weather conditions and voyage times. The Company consumed 55.2 million gallons of diesel fuel during 2005, or 2% less than the 56.2 million gallons consumed in 2004. The decrease for 2005 was attributable to product mix and increased navigating delays.
      For 2005, the average price per gallon of diesel fuel consumed was $1.67, up 48% from the 2004 average of $1.13 per gallon. Term contracts contain fuel escalation clauses that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before the contracts are adjusted.
      Selling, general and administrative expenses for 2005 increased 4% when compared with 2004, primarily reflecting January 1, 2005 salary increases and related expenses, higher incentive compensation accruals and increased employee medical costs. The increase was partially offset by lower professional and legal fees.
      Taxes, other than on income, for 2005 decreased 15% compared with 2004. The decrease reflected lower waterway user taxes from less gallons burned in applicable waterways and a lower waterway user tax rate. The 2005 year also reflected the favorable settlement of a multiple year property tax issue.
      Depreciation and amortization for 2005 increased 5% compared with 2004, attributable to new tank barges and increased capital expenditures in 2004 and 2005, partially offset by the adjustment of the useful lives of certain equipment and the sale of equipment during 2005.

Marine Transportation Operating Income and Operating Margins
      The marine transportation operating income for 2005 increased 29% compared with 2004. The operating margin increased to 17.4% compared with 15.7% for 2004. Continued strong demand, higher contract and spot market rates, and the January 1, 2005 escalators on numerous multi-year contracts positively impacted the operating income and operating margin.
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
      During 2004, approximately 70% of marine transportation revenues were under term contracts and 30% were spot market revenues. Contracts renewed during 2004 increased on average of 3% to 4%, primarily the result of stronger industry demand and higher utilization of tank barges. Depending on when the contract was priced, some contracts were increased by a higher percentage, while others were adjusted by a lower percentage. Effective January 1, 2004, escalators for labor and the producer price index on numerous multi-year contracts increased term contract rates by approximately 2%. During 2004, spot market rates were 15% to 20% higher for most product lines when compared with 2003 and were above contract rates.

Marine Transportation Costs and Expenses
      Costs and expenses for 2004 increased 10% compared with 2003, reflecting increased volumes noted above and the full year impact of the January 15, 2003 acquisition of the SeaRiver fleet.
      Costs of sales and operating expenses for 2004 increased 10% over 2003. The increase reflected wage increases and related expenses effective January 1, 2004, as well as additional expenses associated with the increased volumes transported. During 2004, the Company operated an average of 235 inland towboats compared with an average of 225 during 2003. The number of towboats operated and crews required fluctuates daily, depending on the volumes moved, weather conditions and voyage times. The Company consumed 56.2 million gallons of diesel fuel during 2004 compared with 56.0 million gallons consumed in 2003.
      The average cost of diesel fuel continued to increase during 2004. For 2004, the average price per gallon consumed was $1.13, a 27% increase over 2003 average price of 89 cents. Term contracts contain fuel escalation clauses that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before contracts are adjusted.
      Selling, general and administrative expenses for 2004 increased 14% compared with 2003. The increase reflected salary increases and related expenses, effective January 1, 2004, higher incentive compensation accruals, higher employee medical costs and increased professional and legal fees.
      Taxes, other than on income, for 2004 increased 4% compared with 2003. The increase was primarily attributable to higher waterway user taxes from increased business activity levels and higher property taxes on new and existing inland tank barges and towboats.
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
Diesel Engine Services
      The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair large medium-speed and high-speed diesel engines and reduction gears, and maintains facilities to rebuild component parts or entire large medium-speed and high-speed diesel engines, and entire reduction gears. The Company services the marine, power generation and railroad markets.
      The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2005 (dollars in thousands):

			% Change		% Change
			2004 to		2003 to
	2005	2004	2005	2003	2004

Diesel engine services revenues	$109,723	$86,491	27%	$83,063	4%

Costs and expenses:
Costs of sales and operating expenses	82,095	64,723	27	62,266	4
Selling, general and administrative	13,169	11,882	11	11,530	3
Taxes, other than on income	411	335	23	332	—
Depreciation and amortization	1,174	1,163	1	1,045	11

	96,849	78,103	24	75,173	4

Operating income	$12,874	$8,388	53%	$7,890	6%

Operating margins	11.7%	9.7%		9.5%

2005 Compared with 2004
     Diesel Engine Services Revenues
      Diesel engine services revenues increased 27% when compared with 2004, positively impacted by strong service activity and direct parts sales in the majority of its markets, as well as higher service rates and parts pricing. The East Coast and West Coast offshore towing markets, Midwest inland marine market and power generation market reflected the most strength during 2005. The Company also benefited from the full year impact of the April 2004 purchase of the Midwest diesel engine services operation of Walker.

Diesel Engine Services Costs and Expenses
      Costs and expenses for 2005 increased 24% compared with 2004. Costs of sales and operating expenses increased 27%, reflecting the higher service and parts activity noted above, increased salaries and other related expenses effective January 1, 2005, as well as the full year impact of the April 2004 Walker acquisition. Selling, general and administrative expenses increased 11%, primarily due to a January 1, 2005 increase in salaries and related expenses, as well as higher incentive compensation accruals.

Diesel Engine Services Operating Income and Operating Margins
      Operating income for the segment for 2005 increased 53% compared with 2004. The significant increase was the result of the stronger markets, increased service and parts pricing, and a larger service revenue versus parts revenue mix. During 2005, 58% of the segment’s revenue was from service versus 49% for 2004. The higher operating margin, 11.7% for 2005 versus 9.5% for 2004, was primarily a reflection of the change in the revenue mix, with a higher margin generally earned on service revenue, increased pricing for service and parts, and higher labor utilization.
2004 Compared with 2003

Diesel Engine Services Revenues
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
General Corporate Expenses
      General corporate expenses for 2005, 2004 and 2003 were $10,021,000, $7,565,000 and $6,351,000, respectively. The 32% increase for 2005 compared with 2004 and 19% increase in 2004 compared with 2003 reflected increases in salaries and related expenses effective January 1, 2005 and 2004, higher employee incentive compensation accruals and higher employee medical costs. In addition, the 2004 versus 2003 increase also included the costs of evaluating and implementing new accounting and government regulations, including the requirements of the Sarbanes-Oxley Act of 2002.

Gain (Loss) on Disposition of Assets
      The Company reported a net gain on disposition of assets of $2,360,000 in 2005 compared with a net loss on disposition of assets of $299,000 in 2004 and $99,000 in 2003. The net gain and losses were predominantly from the sale of inland tank barges and towboats. The 2005 gain included the sale of four towboats.

Other Income and Expenses
      The following table sets forth equity in earnings of marine affiliates, loss on debt retirement, other expense, minority interests and interest expense for the three years ended December 31, 2005 (dollars in thousands):

			% Change		% Change
			2004 to		2003 to
	2005	2004	2005	2003	2004

Equity in earnings of marine affiliates	1,933	1,002	93%	2,932	(66)%
Loss on debt retirement	(1,144)	—	N/A	—	N/A
Other expense	(319)	(347)	(8)%	(119)	192%
Minority interests	(1,069)	(542)	97%	(902)	(40)%
Interest expense	(12,783)	(13,263)	(4)%	(14,628)	(9)%

Equity in Earnings of Marine Affiliates
      Equity in earnings of marine affiliates consisted primarily of a 35% owned offshore marine partnership, operating four offshore dry-cargo barge and tug units, and a 33% interest in Osprey, a barge feeder service for cargo containers. For 2005, equity in earnings of marine affiliates was $1,933,000, a 93% increase compared with 2004. For 2004, equity in earnings decreased to $1,002,000, a 66% decrease compared with 2003. During 2005, 2004 and 2003, the four offshore dry-cargo barge and tug units owned through the 35% owned partnership were generally employed under the partnership’s contract to transport coal across the Gulf of Mexico, with a separate contract for the backhaul of limestone rock. During late August 2005, Hurricane Katrina, and late September 2005, Hurricane Rita, resulted in delays for the partnership. In addition, a heavy maintenance shipyard schedule for the partnership’s offshore equipment negatively impacted the 2005 first and fourth quarters. Start-up costs for Osprey’s coastal service along the Gulf of Mexico, which began in late 2004 and ended in October 2005, negatively impacted 2005. For 2004, the Company’s 35% owned offshore marine partnership was negatively impacted by Hurricanes Ivan, Francis and Jeanne during August and September 2004, resulting in fewer work days. Also in 2004, the Company sold its 50% interest in a Shreveport, Louisiana liquid products terminal, resulting in a $598,000 pre-tax loss on the sale.

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

Interest Expense
      Interest expense for 2005 decreased 4% compared with 2004, reflecting lower average debt partially offset by higher average interest rates. Interest expense for 2005 included $500,000 of interest expense associated with the expected settlement of the 2002 through 2004 federal tax returns with the Internal Revenue Service in 2006. Interest expense for 2004 decreased 9% compared with 2003, primarily attributable to lower average debt levels. During 2005, 2004 and 2003, the average debt and average interest rate, including the effect of interest rate swaps and excluding the Internal Revenue Service interest expense, were $209,287,000, and 5.9%, $253,301,000 and 5.2%, and $282,378,000 and 5.2%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet
      Total assets as of December 31, 2005 were $1,025,548,000 compared with $904,675,000 as of December 31, 2004 and $854,961,000 as of December 31, 2003. The following table sets forth the significant components of the balance sheet as of December 31, 2005 compared with 2004 and 2004 compared with 2003 (dollars in thousands):

			% Change		% Change
			2004 to		2003 to
	2005	2004	2005	2003	2004

Assets:
Current assets	$186,276	$139,650	33%	$131,779	6%
Property and equipment, net	642,381	574,211	12	536,512	7
Investment in marine affiliates	11,866	12,205	(3)	9,162	33
Goodwill, net	160,641	160,641	—	156,726	2
Other assets	24,384	17,968	36	20,782	(14)

	$1,025,548	$904,675	13%	$854,961	6%

Liabilities and stockholders’ equity:
Current liabilities	$139,821	$104,390	34%	$98,868	6%
Long-term debt-less current portion	200,032	217,436	(8)	255,040	(15)
Deferred income taxes	126,755	123,330	3	106,134	16
Minority interests and other long-term liabilities	21,398	24,284	(12)	22,787	7
Stockholders’ equity	537,542	435,235	24	372,132	17

	$1,025,548	$904,675	13%	$854,961	6%

2005 Compared With 2004
      Current assets as of December 31, 2005 increased 33% compared with December 31, 2004, primarily reflecting a 19% increase in trade accounts receivable resulting from increased revenue during the fourth quarter of 2005 over the fourth quarter of 2004 for both the marine transportation and diesel engine services segments. Inventory — finished goods increased 23%, reflecting additional inventory to support the stronger service activity and direct parts sales during 2005 in the majority of the diesel engine services markets, as well as service projects to be delivered in the 2006 first quarter. Prepaid expenses and other current assets increased 32%, primarily reflecting an increase in prepaid fuel inventory as a result of higher diesel fuel prices and an increase in the current portion of pension assets. The Company also had invested cash as of December 31, 2005 of $15,700,000. The Company decreased its allowance for doubtful accounts by $191,000, primarily the result of collection from a marine transportation customer who emerged from bankruptcy.
      Property and equipment, net of accumulated depreciation, at December 31, 2005 increased 12% compared with December 31, 2004. The increase reflected $122,283,000 of capital expenditures for 2005, more fully described under Capital Expenditures below, the acquisition of the black oil products fleet of ACL for $7,000,000, less $56,993,000 of depreciation expense and $4,120,000 of disposals during 2005.
      Investment in marine affiliates as of December 31, 2005 decreased 3% compared with December 31, 2004, reflecting $2,520,000 of distributions received during 2005 offset by equity in earnings of marine affiliates of $1,933,000 for 2005.
      Other assets as of December 31, 2005 increased 36% compared with December 31, 2004. The increase was primarily attributable to an increase in the long-term prepaid pension asset due to a $12,000,000 contribution to the Company’s defined benefit plan for vessel personnel, of which $1,240,000 was classified as a current asset, and an increase in the long-term portion of the fair value of interest rate swap agreements. This increase was partially offset by the amortization of the long-term prepaid pension asset.
      Current liabilities as of December 31, 2005 increased 34% compared with December 31, 2004, primarily reflecting a 64% increase in accounts payable attributable to increased marine transportation and diesel engine services business levels, and higher shipyard maintenance accruals. Accrued liabilities increased 19%, primarily from higher employee incentive compensation accruals. Deferred revenue decreased 20%, primarily from lower advance billings related to a large diesel engine services power generation project in Europe.
      Long-term debt, less current portion, as of December 31, 2005, decreased 8% compared with December 31, 2004. During 2005, the Company reduced debt by $18,704,000, made capital expenditures of $122,283,000 and spent $7,500,000 on acquisitions, using net cash provided by operating activities of $141,982,000, proceeds from the disposition of assets of $6,286,000 and $19,054,000 of proceeds from the exercise of stock options.
      Minority interest and other long-term liabilities as of December 31, 2005 decreased 12% compared with December 31, 2004, primarily due to the recording of a $4,593,000 decrease in the fair value of interest rate swap agreements during 2005, more fully described under Long-Term Financing below, partially offset by an increase in accruals for postretirement benefits and long-term employee incentive compensation.
      Stockholders’ equity as of December 31, 2005 increased 24% compared with December 31, 2004. The increase was primarily attributable to $68,781,000 of net earnings for 2005, an $13,357,000 decrease in treasury stock, an increase of $19,330,000 in additional paid-in capital, an increase in accumulated other comprehensive income of $3,644,000 and the recording of $2,805,000 of net deferred compensation related to restricted stock awards. The decrease in treasury stock and increase in additional paid-in capital were attributable to the exercise of stock options and the issuance of restricted stock. The increase in accumulated other comprehensive income resulted from the net changes in fair value of interest rate swap agreements, net of taxes, more fully described under Long-Term Financing below.
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
      Long-term debt, less current portion, as of December 31, 2004 decreased $37,604,000, or 15% compared with December 31, 2003. The reduction primarily reflected the reduction of long-term debt using the Company’s 2004 net cash provided by operating activities of $126,751,000, proceeds from the exercise of stock options of $9,549,000 and $2,665,000 of proceeds from the disposition of assets. Borrowings were used to finance the 2004 capital expenditures of $93,604,000, and acquisition of businesses and marine equipment of $10,174,000.
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
      Stockholders’ equity as of December 31, 2004 increased 17% compared with December 31, 2003. The increase was the result of $49,544,000 of net earnings for 2004, an $8,130,000 decrease in treasury stock, an increase of $6,403,000 in additional paid-in capital, a $278,000 increase in accumulated other comprehensive income and the recording of $1,252,000 of net deferred compensation related to restricted stock awards. The decrease in treasury stock and increase in additional paid-in capital were attributable to the exercise of stock options and the issuance of restricted stock. The increase in accumulated other comprehensive income resulted from the net changes in fair value of interest rate swap agreements, net of taxes, more fully described under Long-Term Financing below.

Retirement Plans
      The Company sponsors a defined benefit plan for vessel personnel. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities. The Company’s pension plan funding strategy is to contribute an amount equal to the greater of the minimum required contribution under ERISA and the amount necessary to fully fund the plan on an accumulated benefit obligation basis at the end of the fiscal year. The fair value of plan assets was $90,514,000 and $76,446,000 at November 30, 2005 and 2004, respectively.
      The Company’s investment strategy focuses on total return on invested assets (capital appreciation plus dividend and interest income). The primary objective in the investment management of assets is to achieve long-term growth of principal while avoiding excessive risk. Risk is managed through diversification of investments both within and among asset classes, as well as by choosing securities that have an established trading and underlying operating history.
      The Company assumed that plan assets would generate a long-term rate of return of 8.5% in 2005 and 8.75% in 2004. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants and comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

Long-Term Financing
      The Company has a $150,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank, and with a maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in bank commitments under the agreement from $150,000,000 up to a maximum of $225,000,000 without further amendments to the agreement. Borrowing options under the Revolving Credit Facility allow the Company to borrow at an interest rate equal to either LIBOR plus a margin ranging from .75% to 1.50%, depending on the Company’s senior debt rating; or an adjusted Certificate of Deposit (“CD”) rate plus a margin ranging from .875% to 1.625%, also depending on the Company’s senior debt rating; or prime rate. A commitment fee is charged on the unused portion of the Revolving Credit Facility at a rate ranging from .20% to .40%, depending on the Company’s senior debt rating, multiplied by the average unused portion of the Revolving Credit Facility, and is paid quarterly. A utilization fee equal to .125% to .25%, also depending on the Company’s senior debt rating, of the average outstanding borrowings during periods in which the total borrowings exceed 33% of the total $150,000,000 commitment, is also paid quarterly. At March 6, 2006, the applicable interest rate spreads over LIBOR and CD were .75% and .875%, respectively, and the commitment fee and utilization fee were ..20% and .125%, respectively. The Revolving Credit Facility also includes a minimum net worth requirement of $250,000,000. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. The Company was in compliance with all Revolving Credit Facility covenants as of December 31, 2005. The Company did not have any borrowings outstanding under the Revolving Credit Facility as of December 31, 2005. The Revolving Credit Facility includes a $10,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $7,612,000 as of December 31, 2005.
      On May 31, 2005, the Company issued $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013. The 2005 Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The 2005 Senior Notes are callable, at the Company’s option, with a 2% prepayment premium during the first year, 1% during the second year and at par thereafter. No principal payments are required until maturity in February 2013. The proceeds of the 2005 Senior Notes were used to repay the outstanding balance of $200,000,000 on the Company’s senior notes described in the next paragraph. With the early extinguishment, the Company expensed $1,144,000 of unamortized financing costs associated with the retired senior notes during the 2005 second quarter. As of December 31, 2005, $200,000,000 was outstanding under the 2005 Senior Notes and the average interest rate was 4.9%. The Company was in compliance with all 2005 Senior Notes covenants at December 31, 2005.
      On February 28, 2003, the Company issued $250,000,000 of unsecured floating rate senior notes (“2003 Senior Notes”) due February 28, 2013. The proceeds of the 2003 Senior Notes were used to repay $121,500,000 of the outstanding balance on the Company’s unsecured term loan credit facility, described in the next paragraph, with a syndicate of banks and $128,500,000 of the outstanding balance on the Revolving Credit Facility. In addition to the final prepayment of $200,000,000 on May 31, 2005 described above, the Company prepaid $50,000,000 of the 2003 Senior Notes on November 29, 2004.
      At December 31, 2002, the Company had an unsecured term loan credit facility (“Term Loan”) with a syndicate of banks, with Bank of America, N.A. (“Bank of America”) as the agent bank. With proceeds from the 2003 Senior Notes, the Company repaid $121,500,000 of the outstanding balance under the Term Loan on February 28, 2003. The remaining $50,000,000 was repaid during 2003 with four quarterly principal payments of $12,500,000, with the final payment made on October 9, 2003.
      The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit. The Credit Line, which matures on July 11, 2006, allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of

December 31, 2005. Outstanding letters of credit under the Credit Line were $638,000 as of December 31, 2005.
      The Company has an uncommitted $5,000,000 revolving credit note (“Credit Note”) with BNP Paribas (“BNP”) for short-term liquidity needs. The Credit Note, which matures on December 31, 2006, allows the Company to borrow at an interest rate equal to BNP’s current day cost of funds plus ..35%. The Company did not have any borrowings outstanding under the Credit Note as of December 31, 2005.
      The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate debt with a maturity of nine months or longer. As of December 31, 2005, $121,000,000 was available under the shelf registration, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, working capital requirements and reductions of the Company’s Revolving Credit Facility and 2005 Senior Notes. As of December 31, 2005, there were no outstanding debt securities under the shelf registration.
      From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of December 31, 2005, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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
      These interest rate swaps hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in 2005 and 2004. At December 31, 2005, the fair value of the interest rate swap agreements was $2,439,000, of which $388,000 and $292,000 were recorded as other current asset and other accrued liability, respectively, for swap maturities within the next twelve months, and $1,207,000 and $3,742,000 were recorded as other asset and other long-term liability, respectively, for swap maturities greater than twelve months. At December 31, 2004, the fair value of the interest rate swap agreements was $8,189,000, of which $196,000 and $50,000 were recorded as other current asset and other accrued liability, respectively, for swap maturities within the next twelve months, and $8,335,000 was recorded as other long-term liability for swap maturities greater than twelve months. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $2,772,000 and $5,793,000 for the years ended December 31, 2005 and 2004, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $289,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of December 31, 2005 and 2004 based on quoted market values of the Company’s portfolio of derivative instruments.

Capital Expenditures
      Capital expenditures for 2005 were $122,283,000, of which $65,833,000 was for construction of new tank barges and towboats, and $56,450,000 was primarily for upgrading of the existing marine transportation fleet. Capital expenditures for 2004 were $93,604,000, of which $43,606,000 was for construction of new tank barges, and $49,998,000 was primarily for upgrading of the existing marine transportation fleet. Capital expenditures for 2003 were $72,356,000, of which $23,943,000 was for construction of new tank barges, and $48,413,000 was primarily for upgrading of the existing marine transportation fleet.
      In February 2002, the Company entered in a contract for the construction of two 30,000 barrel capacity inland tank barges for use in the transportation of black oil products. The two tank barges were placed into service during the 2003 first quarter. The purchase price of the two barges was $3,589,000 of which $164,000 was expended in 2002, with the balance expended in 2003. Financing of the construction of the two barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.
      In February 2002, the Company also entered into a contract for the construction of six 30,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Two of the tank barges were delivered in the 2003 second quarter, one in the third quarter and two in the fourth quarter. The sixth tank barge was delivered in February 2004. The purchase price of the six barges was $9,474,000, of which $780,000 was expended in 2002, $8,612,000 in 2003, and the balance in 2004. Financing of the construction of the six barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.
      In October 2002, the Company entered into a contract for the construction of six 30,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Two of the barges were delivered in the 2004 second quarter, three in the third quarter and one in the fourth quarter. The purchase price of the six barges was $9,085,000, of which $1,111,000 was expended in 2003, with the balance expended in 2004. Financing of the construction of the six barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.
      In May 2003, the Company entered into a contract for the construction of sixteen 30,000 barrel capacity inland tank barges, with 12 for use in the transportation of black oil products and four for use in the transportation of petrochemicals and refined petroleum products. Six of the barges were delivered in 2003, one in the 2004 first quarter and nine in the 2004 second quarter. The purchase price of the 16 barges was $28,394,000, of which $10,806,000 was expended in 2003, with the balance expended in 2004. Financing of the construction of the 16 barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.
      In October 2003, the Company entered into a contract for the construction of nine 30,000 barrel capacity inland tank barges, with five for use in the transportation of petrochemicals and refined petroleum products and four for use in the transportation of black oil products. Four barges were delivered in the 2004 third quarter, four in the 2004 fourth quarter and one in the first quarter of 2005. The purchase price of the nine barges was $15,700,000, of which $14,091,000 was expended in 2004, with the balance expended in 2005. Financing of the construction of the nine barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.
      In June 2004, the Company entered into a contract for the construction of eleven 30,000 barrel capacity inland tank barges with four for use in the transportation of petrochemicals and refined petroleum products and seven for use in the transportation of black oil products. Three of the barges were delivered in the 2005 first quarter and the remaining eight were delivered in the 2005 second quarter. The purchase price of the 11 barges was $24,614,000, all of which was expended in 2005. Financing of the construction of the 11 barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.
      In July 2004, the Company entered into a contract for the construction of six 30,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products, and one 30,000 barrel capacity specialty petrochemical barge. One barge was delivered in the 2005 second quarter, four in the 2005 third quarter, one in the 2005 fourth quarter and one in the 2006 first quarter. The purchase price of the seven barges is approximately $15,000,000, of which $3,874,000 was expended in 2004 and $10,869,000 in 2005. Financing of the construction of the seven barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.
      In November 2004, the Company entered into a contract for the construction of twenty 10,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Eight of the barges were delivered in the 2005 third quarter and 12 in the 2005 fourth quarter. The purchase price of the 20 barges is approximately $23,000,000, of which $21,857,000 was expended in 2005. Financing of the construction of the 20 barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.
      In July 2005, the Company entered into a contract for the construction of ten 30,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Delivery of the 10 barges is scheduled for May 2006 through March 2007. The purchase price of the 10 barges is approximately $18,000,000, subject to adjustment based on steel prices, of which $3,661,000 was expended in 2005. Financing of the construction of the 10 barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.
      In July 2005, the Company entered into a contract for the construction of thirteen 30,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Delivery of the 13 barges is scheduled for June through November 2006. The purchase price of the 13 barges is approximately $27,000,000, subject to adjustments based on steel prices, of which no expenditures were made in 2005. Financing of the construction of the 13 barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.
      In December 2005, the Company entered into a contract for the construction of four 2100 horsepower towboats for use primary with upriver movements. Delivery of the four towboats is scheduled from September 2006 through the 2007 first quarter. The purchase price of the four towboats is approximately $13,000,000, subject to adjustments based on steel prices, of which $3,220,000 was expended in 2005. Financing of the construction of the four towboats will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.
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

Treasury Stock Purchases
      The Company did not purchase any treasury stock during 2005, 2004 or 2003. As of March 6, 2006, the Company had 1,210,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity
      The Company generated net cash provided by operating activities of $141,982,000, $126,751,000 and $112,230,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2005 versus 2004 reflected stronger earnings and positive cash flows resulting from changes in operating assets and liabilities, partially offset by a lower deferred tax provision for 2005. The cash flows from changes in operating assets and liabilities were higher in 2005 than 2004 primarily due to increases in accounts payable in 2005 attributable to increased marine transportation and diesel engine services business levels and higher shipyard maintenance accruals, offset partially by a higher pension fund contribution of $12,000,000 in 2005 versus $4,600,000 in 2004. The increase in 2004 over 2003 reflected favorable cash from working capital primarily due to IRS federal income tax refunds for the 2002 and 2003 tax years of approximately $12,500,000 received in 2004. The increase in 2003 over 2002 reflected favorable cash flow from working capital and the deferral of additional federal income taxes as a result of increased bonus tax depreciation on qualifying capital expenditures due to federal legislation enacted in 2002 and 2003. The deferral of federal income taxes related to additional bonus tax depreciation on capital expenditures that the Company utilized in 2003 and 2004 was not effective for 2005 and resulted in the lower deferred tax provision in 2005.
      The Company accounts for its ownership in its four marine partnerships under the equity method of accounting, recognizing cash flow upon the receipt or distribution of cash from the partnerships. For the years ended December 31, 2005, 2004 and 2003, the Company received cash of $2,520,000, $1,134,000 and $4,009,000, respectively, from the partnerships.
      Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayment of borrowing associated with each of the above and other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of March 6, 2006, $142,388,000 under its Revolving Credit Facility and $121,000,000 under its shelf registration program, subject to mutual agreement to terms. As of March 3, 2006, the Company had $9,370,000 available under its Credit Line and $5,000,000 under the Credit Note.
      Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for pricing grids on its Revolving Credit Facility. The pricing grids on the Company’s Revolving Credit Facility are discussed in Note 4, Long-Term Debt in the financial statements.
      The Company expects to continue to fund expenditures for acquisitions, capital construction projects, treasury stock repurchases, repayment of borrowings, and for other operating requirements from a combination of funds generated from operating activities and available financing arrangements.
      There are numerous factors that may negatively impact the Company’s cash flow in 2006. For a list of significant risks and uncertainties that could impact cash flows, see Note 11, Contingencies and Commitments in the financial statements. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as also described in Note 4, Long-Term Debt in the financial statements.
      The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $11,623,000 at December 31, 2005, including $10,703,000 in letters of credit and debt guarantees, and $920,000 in performance bonds, of which $683,000 relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.
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

Contractual Obligations
      The contractual obligations of the Company and its subsidiaries at December 31, 2005 consisted of the following (in thousands):

	Payments Due By Period

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Contractual Obligations
Long-term debt	$200,036	$4	$10	$11	$200,011
Non-cancelable operating leases	33,299	10,717	9,142	4,109	9,331
Capital expenditures	50,643	50,643	—	—	—

	$283,978	$61,364	$9,152	$4,120	$209,342

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
      In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 197 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for the Company’s financial statements for interim and annual periods ending after December 15, 2002. The Company adopted the recognition provisions of the Interpretation effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of the Interpretation did not have a material effect on the Company’s financial position or results of operations. The Company’s guarantees as of December 31, 2005 are described in Note 11 Contingencies and Commitments.
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
      The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the intrinsic value method of accounting for stock-based employee compensation, since the exercise price of the Company’s stock options is set at the fair market value on the date of grant, no compensation expense is recorded. The Company does record compensation expense associated with restricted stock awards. Restricted stock awards are expensed over the vesting period based on their fair value when granted. The Company is required under SFAS No. 123 to disclose pro forma information relating to stock option grants as if the Company used the fair value method of accounting, which requires the recording of estimated compensation expenses.
      The following table summarizes pro forma net earnings and earnings per share for the years ended December 31, 2005, 2004 and 2003 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amount):

	2005	2004	2003

Net earnings, as reported	$68,781	$49,544	$40,918
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,603)	(1,765)	(1,833)

Pro forma net earnings	$67,178	$47,779	$39,085

Earnings per share:
Basic — as reported	$2.74	$2.02	$1.69
Basic — pro forma	$2.68	$1.95	$1.62
Diluted — as reported	$2.67	$1.97	$1.67
Diluted — pro forma	$2.61	$1.90	$1.59
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
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. In April 2005, the SEC adopted a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that SFAS No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. The provisions of SFAS No. 123R will be adopted on January 1, 2006 using the modified prospective application. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation expense for the unvested portion of awards that were outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated under the Black-Scholes option pricing model. This treatment will be consistent with previous pro forma disclosure under SFAS No. 123.
      The effect in the periods following adoption of SFAS No. 123R is estimated as a reduction in earnings per share of approximately $.05 per share. This effect is consistent with previous pro forma disclosure under SFAS No. 123 except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123. Additionally, the actual effect on net income and earnings per share will vary depending upon the number of options granted in subsequent periods compared to prior years.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would impact the 2006 interest expense by approximately $487,000, based on balances outstanding at December 31, 2005, and change the fair value of the Company’s debt by less than 1%.
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
      From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent to the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of December 31, 2005, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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
      These interest rate swaps hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in 2005 and 2004. At December 31, 2005, the fair value of the interest rate swap agreements was $2,439,000, of which $388,000 and $292,000 were recorded as other current asset and other accrued liability, respectively, for swap maturities within the next twelve months, and $1,207,000 and $3,742,000 were recorded as other asset and other long-term liability, respectively, for swap maturities greater than twelve months. At December 31, 2004, the fair value of the interest rate swap agreements was $8,189,000, of which $196,000 and $50,000 were recorded as other current asset and other accrued liability, respectively, for swap maturities within the next twelve months, and $8,335,000 was recorded as other long-term liability for swap maturities greater than twelve months. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $2,772,000 and $5,793,000 for the years ended December 31, 2005 and 2004, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $289,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of December 31, 2005 and 2004 based on quoted market values of the Company’s portfolio of derivative instruments.

Item 8.	Financial Statements and Supplementary Data
      The response to this item is submitted as a separate section of this report (see Item 15, page 81).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2005, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. KPMG LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on page 49 of this annual report.
      There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III

Items 10	Through 14.
      The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2005, except for the information regarding executive officers which is provided in a separate item, captioned “Executive Officers of the Registrant,” and is included as an unnumbered item following Item 4 in Part I of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Kirby Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Kirby Corporation and consolidated subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kirby Corporation and consolidated subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Kirby Corporation and consolidated subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Kirby Corporation and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Houston, Texas
March 6, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Kirby Corporation:
      We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kirby Corporation and consolidated subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Houston Texas
March 6, 2006

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$17,838	$629
Accounts receivable:
Trade — less allowance for doubtful accounts of $1,572 ($1,763 in 2004)	118,259	99,355
Other	8,440	6,963
Inventory — finished goods, at lower of average cost or market	18,967	15,426
Prepaid expenses and other current assets	19,002	15,110
Deferred income taxes	3,770	2,167

Total current assets	186,276	139,650

Property and equipment:
Marine transportation equipment	1,027,597	909,345
Land, buildings and equipment	73,562	71,119

	1,101,159	980,464
Accumulated depreciation	458,778	406,253

	642,381	574,211

Investment in marine affiliates	11,866	12,205
Goodwill — less accumulated amortization of $15,566 in 2005 and 2004	160,641	160,641
Other assets	24,384	17,968

	$1,025,548	$904,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4	$1,304
Income taxes payable	2,669	986
Accounts payable	68,895	41,916
Accrued liabilities:
Interest	1,629	869
Insurance premiums and claims	20,249	19,707
Employee compensation	25,368	18,188
Taxes — other than on income	7,629	7,623
Other	6,789	5,513
Deferred revenues	6,589	8,284

Total current liabilities	139,821	104,390

Long-term debt — less current portion	200,032	217,436
Deferred income taxes	126,755	123,330
Minority interests	3,088	2,840
Other long-term liabilities	18,310	21,444

	348,185	365,050

Contingencies and commitments	—	—
Stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 60,000,000 shares, issued 30,907,000 shares	3,091	3,091
Additional paid-in capital	204,453	185,123
Accumulated other comprehensive income — net	(2,028)	(5,672)
Unearned compensation	(5,060)	(2,255)
Retained earnings	428,900	360,119

	629,356	540,406
Less cost of 4,936,000 shares in treasury (6,051,000 in 2004)	91,814	105,171

	537,542	435,235

	$1,025,548	$904,675

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	($ in thousands,
	except per share amounts)
Revenues:
Marine transportation	$685,999	$588,828	$530,411
Diesel engine services	109,723	86,491	83,063

	795,722	675,319	613,474

Costs and expenses:
Costs of sales and operating expenses	515,255	430,272	395,043
Selling, general and administrative	88,648	82,917	73,149
Taxes, other than on income	12,270	13,652	13,141
Depreciation and amortization	57,405	55,120	53,328
Loss (gain) on disposition of assets	(2,360)	299	99

	671,218	582,260	534,760

Operating income	124,504	93,059	78,714
Equity in earnings of marine affiliates	1,933	1,002	2,932
Loss on debt retirement	(1,144)	—	—
Other expense	(319)	(347)	(119)
Minority interests	(1,069)	(542)	(902)
Interest expense	(12,783)	(13,263)	(14,628)

Earnings before taxes on income	111,122	79,909	65,997
Provision for taxes on income	(42,341)	(30,365)	(25,079)

Net earnings	$68,781	$49,544	$40,918

Net earnings per share of common stock:
Basic	$2.74	$2.02	$1.69
Diluted	$2.67	$1.97	$1.67
See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	($ in thousands)
Common stock:
Balance at beginning and end of year	$3,091	$3,091	$3,091

Additional paid-in capital:
Balance at beginning of year	$185,123	$178,720	$176,867
Excess of proceeds received upon exercise of stock options and issuance of restricted stock over cost of treasury stock sold	7,272	2,758	794
Tax benefit realized from stock option plans	12,058	3,645	1,059

Balance at end of year	$204,453	$185,123	$178,720

Accumulated other comprehensive income:
Balance at beginning of year	$(5,672)	$(5,950)	$(8,062)
Additional minimum supplemental executive retirement plan liability, net of taxes ($57 in 2005, $18 in 2004, and $197 in 2003)	(93)	(29)	(321)
Change in fair value of derivative financial instruments, net of taxes ($(2,012) in 2005, $(165) in 2004 and $(1,311) in 2003)	3,737	307	2,433

Balance at end of year	$(2,028)	$(5,672)	$(5,950)

Unearned compensation:
Balance at beginning of year	$(2,255)	$(1,003)	$—
Issuance of restricted stock	(4,497)	(1,913)	(1,258)
Amortization of unearned compensation	1,692	661	255

Balance at end of year	$(5,060)	$(2,255)	$(1,003)

Retained earnings:
Balance at beginning of year	$360,119	$310,575	$269,657
Net earnings for the year	68,781	49,544	40,918

Balance at end of year	$428,900	$360,119	$310,575

Treasury stock:
Balance at beginning of year	$(105,171)	$(113,301)	$(118,242)
Cost of treasury stock sold upon exercise of stock options and issuance of restricted stock (1,115,000 in 2005, 539,000 in 2004 and 310,000 in 2003)	13,357	8,130	4,941

Balance at end of year	$(91,814)	$(105,171)	$(113,301)

Comprehensive income:
Net earnings for the year	$68,781	$49,544	$40,918
Other comprehensive income (loss), net of taxes ($(1,955) in 2005, $(147) in 2004 and $(1,114) in 2003)	3,644	278	2,112

Total comprehensive income	$72,425	$49,822	$43,030

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	($ in thousands)
Cash flows from operating activities:
Net earnings	$68,781	$49,544	$40,918
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	57,405	55,120	53,328
Provision (credit) for deferred income taxes	(132)	17,500	20,384
Loss (gain) on disposition of assets	(2,360)	299	99
Equity in earnings of marine affiliates, net of distributions	587	131	1,077
Loss on debt retirement	1,144	—	—
Amortization of unearned compensation	1,692	661	255
Other	971	1,574	1,550
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	(20,315)	(20,694)	(596)
Inventory	(3,541)	138	1,557
Other assets	(9,846)	826	(3,428)
Income taxes payable	14,404	15,542	(11,616)
Accounts payable	26,979	300	4,068
Accrued and other liabilities	6,213	5,810	4,634

Net cash provided by operating activities	141,982	126,751	112,230

Cash flows from investing activities:
Capital expenditures	(122,283)	(93,604)	(72,356)
Acquisitions of businesses and marine equipment	(7,500)	(10,174)	(37,816)
Proceeds from disposition of assets	6,286	2,665	7,069
Other	(804)	(162)	—

Net cash used in investing activities	(124,301)	(101,275)	(103,103)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	(17,400)	12,400	(260,400)
Proceeds from senior notes	200,000	—	250,000
Payments on senior notes	(200,000)	(50,000)	—
Payments on long-term debt, net	(1,304)	(225)	(336)
Return of investment to minority interests	(822)	(635)	(660)
Proceeds from exercise of stock options	19,054	9,549	4,901

Net cash used in financing activities	(472)	(28,911)	(6,495)

Increase (decrease) in cash and cash equivalents	17,209	(3,435)	2,632
Cash and cash equivalents, beginning of year	629	4,064	1,432

Cash and cash equivalents, end of year	$17,838	$629	$4,064

Supplemental disclosures of cash flow information:
Cash paid (received) during the year:
Interest	$11,693	$12,747	$13,435
Income taxes	$28,069	$(2,677)	$16,310
Noncash investing and financing activity:
Disposition of assets for note receivables	$363	$—	$900
Notes payable issued in acquisition	$—	$1,300	$—
See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003

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
      Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectable balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 2005 and 2004 were $5,271,000 and $977,000, respectively, of accruals for diesel engine services work in process which have not been invoiced as of the end of each year.
      The Company’s marine transportation and diesel engine services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with insurance companies. As of December 31, 2005 and 2004, the Company had receivables of $1,533,000 and $1,510,000, respectively, from insurance companies to cover claims over the Company’s deductible.
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
      Fair Value of Financial Instruments. Cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these financial instruments. The fair value of the Company’s debt instruments is more fully described in Note 4, Long-Term Debt.
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
      Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. Goodwill, including goodwill associated with equity method investments, is not amortized. The Company conducted its annual goodwill impairment test at November 30, 2005, noting no impairment of goodwill. The Company will continue to conduct goodwill impairment tests as of November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary.
      Revenue Recognition. The majority of marine transportation revenue is derived from term contracts, ranging from one to five years, with renewal options, and the remainder is from spot market movements. The majority of the term contracts are for terms of one year. The Company is a provider of marine transportation services for its customers and, in almost all cases, does not assume ownership of the products it transports. A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate. The rate may or may not escalate during the term of the contract, however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Term contracts typically only set agreement as to rates and do not have volume guarantees. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate, including fuel, and are subject to market volatility. The Company uses a voyage accounting method of revenue recognition for its marine transportation revenues which allocates voyage revenue and expenses based on the percent of the voyage completed during the period. There is no difference in the recognition of revenue between a term contract and a spot contract.
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
      The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the intrinsic value method of accounting for stock-based employee compensation, since the exercise price of the Company’s stock options is at the fair market value on the date of grant, no compensation expense is recorded. The Company does record compensation expense associated with restricted stock awards. Restricted stock awards are expensed over the vesting period based on their fair value when granted. The Company is required under SFAS No. 123 to disclose pro forma information relating to stock option grants as if the Company used the fair value method of accounting, which requires the recording of estimated compensation expenses.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Summary of Significant Accounting Policies — (Continued)
      The following table summarizes pro forma net earnings and earnings per share for the years ended December 31, 2005, 2004 and 2003 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amounts):

	2005	2004	2003

Net earnings, as reported	$68,781	$49,544	$40,918
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,603)	(1,765)	(1,833)

Pro forma net earnings	$67,178	$47,779	$39,085

Earnings per share:
Basic — as reported	$2.74	$2.02	$1.69
Basic — pro forma	$2.68	$1.95	$1.62
Diluted — as reported	$2.67	$1.97	$1.67
Diluted — pro forma	$2.61	$1.90	$1.59
      The weighted average fair value of options granted during 2005, 2004 and 2003 was $13.77, $10.50 and $7.12, respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were as follows: no dividend yield for any year; average risk-free interest rate based on five- and 10-year Treasury bonds — 3.9% for 2005 and 2004, and 2.6% for 2003; stock price volatility — 27% for 2005, and 28% for 2004 and 2003; and estimated option term — four or nine years.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. In April 2005, the SEC adopted a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that SFAS No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. The provisions of SFAS No. 123R will be adopted on January 1, 2006 using the modified prospective application. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation expense for the unvested portion of awards that were outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated under the Black-Scholes option pricing model. This treatment will be consistent with previous pro forma disclosure under SFAS No. 123.
      The effect in the periods following adoption of SFAS No. 123R is estimated as a reduction in earnings per share of approximately $.05 per share. This effect is consistent with previous pro forma disclosure under SFAS No. 123 except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. Additionally, the actual effect on net income and earnings per share will vary depending upon the number of options granted in subsequent periods compared to prior years.
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
      Accrued Insurance. Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (IBNR) or fully developed based on past experience. Insurance premiums, IBNR losses and incurred claims losses, up to the Company’s deductible, for 2005, 2004 and 2003 were $9,566,000, $7,019,000 and $8,548,000, respectively.
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
      On December 13, 2005, the Company purchased the diesel engine services division of TECO Barge Lines, Inc. (“TECO”) for $500,000 in cash. In addition, the Company entered into a contract to provide diesel engine services to TECO. Financing of the acquisition was through the Company’s operating cash flows.
      On June 24, 2005, the Company purchased American Commercial Lines Inc.’s (“ACL”) black oil products fleet of 10 inland tank barges for $7,000,000 in cash. Five of the barges are currently in service and the other five barges are being renovated in 2006. Financing for the equipment acquisition was through the Company’s revolving credit facility.
      On April 16, 2004, the Company purchased a one-third interest in Osprey Line, L.L.C. (“Osprey”) for $4,220,000. The purchase price consisted of cash of $2,920,000 and notes payable of $1,300,000 due and paid in April 2005. The remaining two-thirds interest was owned by Cooper/ T. Smith Stevedoring Company, Inc. (“Cooper/T. Smith”) and Richard L. Couch. The Company, effective January 1, 2006, acquired an additional one-third interest in Osprey from Richard L. Couch. Osprey, formed in 2000, operates a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River. Revenues for Osprey for 2005 were approximately $28,700,000. The 2004 purchase was accounted for under the equity method of accounting and the cash portion of the purchase price was financed through the Company’s revolving credit facility.
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
      On January 15, 2003, the Company purchased from SeaRiver Maritime, Inc. (“SeaRiver”), the U.S. transportation affiliate of Exxon Mobil Corporation (“ExxonMobil”), 45 double hull inland tank barges and seven inland towboats for $32,113,000 in cash, and assumed from SeaRiver the leases of 16 double hull inland tank barges. On February 28, 2003, the Company purchased three double hull inland tank barges leased by SeaRiver from Banc of America Leasing & Capital, LLC (“Banc of America Leasing”) for $3,453,000 in cash. In addition, the Company entered into a contract to provide inland marine transportation services to SeaRiver, transporting petrochemicals, black oil products and refined petroleum products throughout the Gulf Intracoastal Waterway and the Mississippi River System. Financing of the equipment acquisitions was through the Company’s revolving credit facility.

(3)	Derivative Instruments
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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Derivative Instruments — (Continued)
interest expense is recognized in earnings. As of December 31, 2005, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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
      These interest rate swaps hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in 2005 and 2004. At December 31, 2005, the fair value of the interest rate swap agreements was $2,439,000, of which $388,000 and $292,000 were recorded as other current asset and other accrued liability, respectively, for swap maturities within the next twelve months, and $1,207,000 and $3,742,000 were recorded as other asset and other long-term liability, respectively, for swap maturities greater than twelve months. At December 31, 2004, the fair value of the interest rate swap agreements was $8,189,000, of which $196,000 and $50,000 were recorded as other current asset and other accrued liability, respectively, for swap maturities within the next twelve months, and $8,335,000 was recorded as other long-term liability for swap maturities greater than twelve months. The Company has recorded, in interest expense, losses related to the interest rate swap agreements of $2,772,000 and $5,793,000 for the years ended December 31, 2005 and 2004, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $289,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of December 31, 2005 and 2004 based on quoted market values of the Company’s portfolio of derivative instruments.

(4)	Long-Term Debt
      Long-term debt at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004

Long-term debt, including current portion:
$150,000,000 revolving credit facility due December 9, 2007	$—	$15,000
Senior notes due February 28, 2013	200,000	200,000
$10,000,000 credit line due July 11, 2006	—	2,400
Other long-term debt	36	1,340

	$200,036	$218,740

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Long-Term Debt — (Continued)
      The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2006	$4
2007	5
2008	5
2009	5
2010	6
Thereafter	200,011

$200,036

      The Company has a $150,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank and with a maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in bank commitments under the agreement from $150,000,000 up to a maximum of $225,000,000 without further amendments to the agreement. Borrowing options under the Revolving Credit Facility allow the Company to borrow at an interest rate equal to either London Interbank Offered Rate (“LIBOR”) plus a margin ranging from .75% to 1.50%, depending on the Company’s senior debt rating; or an adjusted Certificate of Deposit (“CD”) rate plus a margin ranging from .875% to 1.625%, also depending on the Company’s senior debt rating; or prime rate. A commitment fee is charged on the unused portion of the Revolving Credit Facility at a rate ranging from .20% to .40%, depending on the Company’s senior debt rating, multiplied by the average unused portion of the Revolving Credit Facility, and is paid quarterly. A utilization fee equal to .125% to .25%, also depending on the Company’s senior debt rating, of the average outstanding borrowings during periods in which the total borrowings exceed 33% of the total $150,000,000 commitment, is also paid quarterly. At December 31, 2005, the applicable interest rate spreads over LIBOR and CD were .75% and .875%, respectively, and the commitment fee and utilization fee were ..20% and .125%, respectively. The Revolving Credit Facility also includes a minimum net worth requirement of $250,000,000. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. The Company was in compliance with all Revolving Credit Facility covenants as of December 31, 2005. The Company did not have any borrowings outstanding under the Revolving Credit Facility as of December 31, 2005. The average borrowing under the Revolving Credit Facility during 2005 was $5,171,000, computed by averaging the daily balance, and the weighted average interest rate was 4.8%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing. The Revolving Credit Facility includes a $10,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $7,612,000 as of December 31, 2005.
      On May 31, 2005, the Company issued $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013. The 2005 Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The 2005 Senior Notes are callable, at the Company’s option, with a 2% prepayment premium during the first year, 1% during the second year and at par thereafter. No principal payments are required until maturity in February 2013. The proceeds of the 2005 Senior Notes were used to repay the outstanding balance of $200,000,000 on the Company’s senior notes described in the next paragraph. With the early extinguishment, the Company expensed $1,144,000 of unamortized financing costs associated

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Long-Term Debt — (Continued)
with the retired senior notes during the 2005 second quarter. As of December 31, 2005, $200,000,000 was outstanding under the 2005 Senior Notes and the average interest rate was 4.9%. The average borrowing under the 2005 Senior Notes during 2005 was $116,667,000, computed by using the daily balance, and the weighted average interest rate was 4.3%, computed by dividing the interest expense under the 2005 Senior Notes by the average 2005 Senior Notes borrowings. The Company was in compliance with all 2005 Senior Notes covenants at December 31, 2005.
      On February 28, 2003, the Company issued $250,000,000 of unsecured floating rate senior notes (“2003 Senior Notes”) due February 28, 2013. The proceeds of the 2003 Senior Notes were used to repay $121,500,000 of the outstanding balance on the Company’s unsecured term loan credit facility, described in next paragraph, with a syndicate of banks and $128,500,000 of the outstanding balance on the Revolving Credit Facility. In addition to the final prepayment of $200,000,000 on May 31, 2005 described above, the Company prepaid $50,000,000 of the 2003 Senior Notes on November 29, 2004. The average borrowing under the 2003 Senior Notes during 2005 was $83,333,000, computed by using the daily balance, and the weighted average interest rate was 3.9%, computed by dividing the interest expense under the 2003 Senior Notes by the average 2003 Senior Notes borrowings.
      At December 31, 2002, the Company had an unsecured term loan credit facility (“Term Loan”) with a syndicate of banks, with Bank of America, N.A. (“Bank of America”) as the agent bank. With proceeds from the 2003 Senior Notes, the Company repaid $121,500,000 of the outstanding balance under the Term Loan on February 28, 2003. The remaining $50,000,000 was repaid during 2003 with four quarterly principal payments of $12,500,000, with the final payment made on October 9, 2003.
      The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate debt with a maturity of nine months or longer. The $121,000,000 available balance, subject to mutual agreement to terms, as of December 31, 2005 may be used for future business or equipment acquisitions, working capital requirements and reductions of the Company’s Revolving Credit Facility and 2005 Senior Notes. Activities under the shelf registration have been as follows (dollars in thousands):

	Outstanding	Interest	Available
	Balance	Rate	Balance

Medium Term Notes program	$—		$250,000
Issuance March 1995 (Maturity March 10, 1997)	34,000	7.77%	216,000
Issuance June 1995 (Maturity June 1, 2000)	45,000	7.25%	171,000

Outstanding December 31, 1995 and 1996	79,000		171,000
Issuance January 1997 (Maturity January 29, 2002)	50,000	7.05%	121,000
Payment March 1997	(34,000)		121,000

Outstanding December 31, 1997, 1998 and 1999	95,000		121,000
Payment June 2000	(45,000)		121,000

Outstanding December 31, 2000 and 2001	50,000		121,000
Payment January 2002	(50,000)		121,000

Outstanding December 31, 2002, 2003, 2004 and 2005	$—		121,000

      The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit. The Credit Line, which matures on July 11, 2006, allows the Company to

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Long-Term Debt — (Continued)
borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of December 31, 2005. Outstanding letters of credit under the Credit Line were $638,000 as of December 31, 2005.
      The Company has an uncommitted $5,000,000 revolving credit note (“Credit Note”) with BNP Paribas (“BNP”) for short-term liquidity needs. The Credit Note, which matures on December 31, 2006, allows the Company to borrow at an interest rate equal to BNP’s current day cost of funds plus ..35%. The Company did not have any borrowings outstanding under the Credit Note as of December 31, 2005.
      The Company is of the opinion that the amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt at December 31, 2005 and 2004.

(5)	Taxes on Income
      Earnings before taxes on income and details of the provision (credit) for taxes on income for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003

Earnings before taxes on income — United States	$111,122	$79,909	$65,997

Provision (credit) for taxes on income:
Federal
Current	$40,702	$11,895	$3,731
Deferred	(2,584)	15,626	19,311
State and local	4,223	2,844	2,037

	$42,341	$30,365	$25,079

      During the three years ended December 31, 2005, 2004 and 2003, tax benefits related to the exercise of stock options that were allocated directly to additional paid-in capital were $12,058,000, $3,645,000 and $1,059,000, respectively.
      The Company’s provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 2005, 2004 and 2003 due to the following:

	2005	2004	2003

United States income tax statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.5	2.3	2.0
Non-deductible items	.6	.7	1.0

	38.1%	38.0%	38.0%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Taxes on Income — (Continued)
      The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax assets and liabilities at December 31, 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003

Current deferred tax assets:
Compensated absences	$465	$428	$406
Allowance for doubtful accounts	550	617	523
Insurance accruals	2,177	953	1,556
Other	578	169	134

	$3,770	$2,167	$2,619

Non-current deferred tax assets and liabilities:
Deferred tax assets:
Postretirement health care benefits	$3,131	$3,042	$3,106
Insurance accruals	2,181	2,539	3,733
Deferred compensation	1,762	1,419	1,181
Unrealized loss on derivative financial instruments	854	2,866	3,031
Capital loss carryforward	496	—	—
Other	4,976	4,039	3,147
Valuation allowance	(496)	—	—

	12,904	13,905	14,198

Deferred tax liabilities:
Property	(118,046)	(120,233)	(105,415)
Deferred state taxes	(10,707)	(8,260)	(6,387)
Pension benefits	(9,546)	(7,764)	(7,937)
Other	(1,360)	(978)	(593)

	(139,659)	(137,235)	(120,332)

	$(126,755)	$(123,330)	$(106,134)

      The valuation allowance at December 31, 2005 related to the capital loss carryforward will be reduced when and if the Company determines that the capital loss carryforward is more likely than not to be realized.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Leases
      The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Lease agreements for tank barges have terms from two to twelve years expiring at various dates through 2010. Total rental expense for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003

Rental expense:
Marine equipment — tank barges	$8,868	$9,308	$9,327
Marine equipment — towboats*	64,805	56,313	42,707
Other buildings and equipment	4,087	4,175	3,951

Rental expense	$77,760	$69,796	$55,985

*	All of the Company’s towboat rental agreements provide the Company with the option to terminate the agreements with notice ranging from seven to 90 days.
      Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2005 were as follows (in thousands):

2006	$10,717
2007	5,838
2008	3,304
2009	2,215
2010	1,894
Thereafter	9,331

$33,299

(7)	Stock Award Plans
      The Company has six employee stock award plans which were adopted in 1989, 1994, 1996, 2001, 2002 and 2005 for selected officers and other key employees. The 1989 Employee Plan provided for the issuance until July 1999 of incentive and nonincentive stock options to purchase up to 600,000 shares of common stock. The 1994 Employee Plan provided for the issuance until January 2004 of incentive and non-qualified stock options to purchase up to 1,000,000 shares of common stock. The 1996 Employee Plan provides for the issuance of incentive and non-qualified stock options to purchase up to 900,000 shares of common stock. The 2002 Employee Plan provides for the issuance of incentive and nonincentive stock options and restricted stock to purchase up to 1,000,000 shares of common stock. The 2005 Employee Plan provides for the issuance of incentive and non-incentive stock options and restricted stock to purchase up to 1,000,000 shares of common stock. The 2001 Employee Plan provided for the issuance of incentive and nonincentive stock options and restricted stock to purchase up to 1,000,000 shares of common stock. With the approval of the 2002 Employee Plan by stockholders at the April 2002 Annual Meeting, the 2001 Employee Plan was terminated, except for stock options and restricted stock previously granted. Under the above plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to February 10, 2000 are ten years and the options vest ratably over four years. Options granted after February 10, 2000 have terms of five years and vested ratably over three years. At December 31, 2005, 1,133,325 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Stock Award Plans — (Continued)
      The following is a summary of the stock award activity under the employee plans described above for the years ended December 31, 2005, 2004 and 2003:

	Outstanding	Weighted
	Non-Qualified or	Average
	Nonincentive	Exercise
	Stock Awards	Price

Outstanding December 31, 2002	2,135,581	$20.64
Granted	424,142	$25.79
Exercised	(327,494)	$18.52
Canceled or expired	(1,334)	$24.54

Outstanding December 31, 2003	2,230,895	$21.82
Granted	355,822	$33.93
Exercised	(582,478)	$20.57
Canceled or expired	(3,668)	$30.26

Outstanding December 31, 2004	2,000,571	$23.96
Granted	207,250	$43.56
Exercised	(1,306,047)	$21.86
Canceled or expired	(2,668)	$31.83

Outstanding December 31, 2005	899,106	$29.11

      The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life in	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Years	Price	Exercisable	Price

$17.91-$19.06	59,500	3.02	$18.51	59,500	$18.51
$19.50-$21.53	121,384	0.87	$19.66	121,384	$19.66
$25.55-$28.18	351,397	1.73	$26.25	232,123	$26.62
$30.16-$33.93	258,625	3.06	$33.83	54,188	$33.93
$41.78-$44.09	108,200	1.73	$43.56	—	—

$17.91-$44.09	899,106	2.39	$29.11	467,195	$24.62

      For the years ended December 31, 2005, 2004 and 2003, the number of options exercisable were 467,195, 681,351 and 816,478, respectively, and the weighted average exercise prices of those options were $24.62, $22.60 and $20.26, respectively.
      The Company has three director stock award plans for nonemployee directors of the Company. The 1989 Director Plan, under which no additional options can be granted, provided for the issuance until July 1999 of nonincentive options to directors of the Company to purchase up to 150,000 shares of common stock. The 1994 Director Plan, which was superseded by the 2000 Director Plan adopted in September 2000, provided for the issuance of non-qualified options to directors of the Company, including advisory directors, to

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Stock Award Plans — (Continued)
purchase up to 100,000 shares of common stock. The 2000 Director Plan provides for the issuance of nonincentive options to directors of the Company to purchase up to 300,000 shares of common stock. The 2000 Director Plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan provides for the issuance of stock options or shares of restricted stock in lieu of cash for all or part of the annual director fee. The exercise price for all options granted under the 2000 Director Plan is equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options under the 2000 Director Plan are 10 years. The options granted when first elected as a director vest immediately. The options granted after each annual meeting of stockholders vest six months after the date of grant. Restricted stock issued after each annual meeting of stockholders vests in equal quarterly increments during the year to which it relates. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31, 2005, 124,593 shares were available for future grants under the 2000 Director Plan. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.
      The following is a summary of the stock award activity under the director plans described above for the years ended December 31, 2005, 2004 and 2003:

	Outstanding	Weighted
	Non-Qualified or	Average
	Nonincentive	Exercise
	Stock Awards	Price

Outstanding December 31, 2002	132,393	$22.93
Granted	32,820	$25.39
Exercised	—	$—

Outstanding December 31, 2003	165,213	$23.41
Granted	26,369	$35.76
Exercised	(16,013)	$18.78

Outstanding December 31, 2004	175,569	$25.50
Granted	29,825	$40.56
Exercised	(28,033)	$20.40

Outstanding December 31, 2005	177,361	$28.03

      The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life in	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Years	Price	Exercisable	Price

$17.06-$19.88	23,846	2.82	$19.11	23,846	$19.11
$20.13-$25.50	73,942	5.73	$23.00	73,942	$23.00
$31.48-$40.56	79,573	7.79	$35.39	79,129	$35.36

$17.06-$40.56	177,361	6.24	$28.03	176,917	$28.00

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Stock Award Plans — (Continued)
      For the years ended December 31, 2005, 2004 and 2003, the number of options exercisable were 176,917, 174,729 and 162,258, respectively, and the weighted average exercise prices of those options were $28.00, $25.45 and $23.38, respectively.
      The Company also had a 1993 nonqualified stock option for 25,000 shares granted to Robert G. Stone, Jr., at an exercise price of $18.63, which was exercised during 2003. The grant served as an incentive to retain the optionee as a member of the Board of Directors of the Company.

(8)	Retirement Plans
      The Company sponsors a defined benefit plan for vessel personnel. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.
      The fair value of plan assets was $90,514,000, and $76,446,000 at November 30, 2005 and 2004, respectively. As of November 30, 2005 and 2004, these assets were allocated among asset categories as follows:

			Current Minimum, Target and
Asset Category	2005	2004	Maximum Allocation Policy

Equity securities	40%	44%	40% - 55% - 70%
Debt securities	33%	36%	20% - 30% - 50%
Fund of hedge funds	14%	14%	0% - 15% - 20%
Cash and cash equivalents	13%	6%	0% - 0% - 10%

	100%	100%

      The Company’s investment strategy focuses on total return on invested assets (capital appreciation plus dividend and interest income). The primary objective in the investment management of assets is to achieve long-term growth of principal while avoiding excessive risk. Risk is managed through diversification of investments both within and among asset classes, as well as by choosing securities that have an established trading and underlying operating history.
      The Company assumed that plan assets would generate a long-term rate of return of 8.5% in 2005 and 8.75% in 2004. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation.
      The Company’s pension plan funding strategy is to contribute an amount equal to the greater of the minimum required contribution under ERISA and the amount necessary to fully fund the plan on an Accumulated Benefit Obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making the prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to contribute approximately $970,000 to its pension plan in November 2006 to fund its pension plan obligations.
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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Retirement Plans — (Continued)
      The Company uses a November 30 measurement date for all of its plans. The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plans (dollars in thousands):

			Postretirement Benefits
	Pension Benefits		Other Than Pensions

	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$85,924	$74,151	$8,405	$9,409
Service cost	4,606	4,110	351	317
Interest cost	5,152	4,733	468	477
Actuarial loss (gain)	9,571	4,966	1,001	(1,257)
Benefits paid	(2,256)	(2,036)	(394)	(541)

Benefit obligation at end of year	102,997	85,924	9,831	8,405

Change in plan assets
Fair value of plan assets at beginning of year	76,446	67,691	—	—
Actual return on plan assets	4,324	6,191	—	—
Employer contribution	12,000	4,600	394	541
Benefits paid	(2,256)	(2,036)	(394)	(541)

Fair value of plan assets at end of year	90,514	76,446	—	—

Funded status	(12,483)	(9,478)	(9,831)	(8,405)
Unrecognized net actuarial loss (gain)	40,247	30,910	(802)	(1,931)
Unrecognized prior service cost	(490)	(578)	361	401
Other	—	—	116	47

Net amount recognized at end of year	$27,274	$20,854	$(10,156)	$(9,888)

Accumulated benefit obligation at end of year	$89,399	$75,617	$1,912	$1,752

Amounts recognized in the consolidated balance sheets
Prepaid (accrued) benefit cost	$27,274	$20,854	$(10,156)	$(9,888)
Additional minimum liability	—	—	(714)	(564)
Accumulated other comprehensive income	—	—	714	564

Net amount recognized at end of year	$27,274	$20,854	$(10,156)	$(9,888)

Weighted average assumptions used to determine benefit obligations as of December 31
Discount rate	5.5%	5.75%	5.5%	5.75%
Rate of compensation increase	4.0%	4.00%	—	—
Health care cost trend	—	—	6.33%	7.67%
			to 5.00%	to 5.00%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Retirement Plans — (Continued)
      The components of net periodic benefit cost were as follows (dollars in thousands):

				Postretirement Benefits
	Pension Benefits			Other Than Pensions

	2005	2004	2003	2005	2004	2003

Net periodic benefit cost
Service cost	$4,606	$4,110	$2,978	$351	$317	$310
Interest cost	5,152	4,733	4,246	468	477	548
Expected return on assets	(6,395)	(5,825)	(4,890)	—	—	—
Amortization of prior service cost	(89)	(89)	(89)	40	39	39
Amortization of actuarial (gain) loss	2,306	2,277	1,733	(126)	(124)	(77)

Net periodic benefit cost	$5,580	$5,206	$3,978	$733	$709	$820

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.75%	6.00%	6.75%	5.75%	6.00%	6.75%
Expected return on plan assets	8.50%	8.75%	8.75%	—	—	—
Rate of compensation increase	4.0%	4.00%	4.00%	—	—	—
Health care trends on covered charges	—	—	—	6.33%*	7.67%	9.00%

*	Trend for 2005 was assumed to be 6.33%. Beginning in 2006, the trend assumption was restarted at 10% in 2006 decreasing 1% per year to an ultimate of 5% in 2011.
      The Company’s unfunded defined benefit health care plan, which provides limited postretirement medical benefits, limits cost increases in the Company’s contribution to 4% per year. For measurement purposes, the assumed health care cost trend rate was 6.3% for 2005, declining gradually to 5% by 2011 and remaining at that level thereafter. Accordingly, a 1% increase in the health care cost trend rate assumption would have an immaterial effect on the amounts reported.
      Pension benefit payments are made from assets of the pension plan. The estimated future benefit payments for the next ten years were as follows (in thousands):

2006	$2,818
2007	3,169
2008	3,466
2009	3,690
2010	4,016
Next five years	25,567

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Retirement Plans — (Continued)
      Benefit payments for postretirement benefits other than pensions are made from the assets of the Company. The estimated future net benefit payments, including estimated future government subsidy receipts, for the next ten years were as follows (in thousands):

2006	$594
2007	607
2008	592
2009	582
2010	608
Next five years	3,530
      In addition to the defined benefit plan and postretirement medical benefit plan, the Company sponsors defined contribution plans for all shore-based employees and certain vessel personnel. Maximum contributions to these plans equal the lesser of 15% of the aggregate compensation paid to all participating employees or up to 20% of each subsidiary’s earnings before federal income tax after certain adjustments for each fiscal year. The aggregate contributions to the plans were $9,227,000, $7,533,000 and $6,978,000, in 2005, 2004 and 2003, respectively.

(9)	Earnings Per Share of Common Stock
      The following table presents the components of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	2005	2004	2003

Net earnings	$68,781	$49,544	$40,918

Shares outstanding:
Weighted average common stock outstanding	25,112	24,505	24,153
Effect of dilutive securities:
Employee and director common stock plans	669	652	353

	25,781	25,157	24,506

Basic earnings per share of common stock	$2.74	$2.02	$1.69

Diluted earnings per share of common stock	$2.67	$1.97	$1.67

      Certain outstanding options to purchase approximately 32,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2003, as such stock options would have been antidilutive. No shares were excluded in the computation of diluted earnings per share as of December 31, 2005 and 2004.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Quarterly Results (Unaudited)
      The unaudited quarterly results for the year ended December 31, 2005 were as follows (in thousands, except per share amounts):

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenues	$184,444	$199,276	$198,741	$213,261
Costs and expenses	159,053	167,368	168,793	178,364
Gain (loss) on disposition of assets	192	1,795	(24)	397

Operating income	25,583	33,703	29,924	35,294
Equity in earnings (loss) of marine affiliates	(703)	707	1,395	534
Loss on debt retirement	—	(1,144)	—	—
Other income (expense)	(103)	(133)	(144)	61
Minority interests	(213)	(267)	(299)	(290)
Interest expense	(3,146)	(3,113)	(2,997)	(3,527)

Earnings before taxes on income	21,418	29,753	27,879	32,072
Provision for taxes on income	(8,139)	(11,306)	(10,594)	(12,302)

Net earnings	$13,279	$18,447	$17,285	$19,770

Net earnings per share of common stock:
Basic	$.53	$.74	$.69	$.77

Diluted	$.52	$.72	$.67	$.76

      The unaudited quarterly results for the year ended December 31, 2004 were as follows (in thousands, except per share amounts):

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Revenues	$157,315	$170,876	$173,389	$173,739
Costs and expenses	139,941	145,611	147,434	148,975
Loss on disposition of assets	(2)	(196)	(43)	(58)

Operating income	17,372	25,069	25,912	24,706
Equity in earnings (loss) of marine affiliates	822	494	(782)	468
Other expense	(91)	(55)	(144)	(57)
Minority interests	(180)	4	(271)	(95)
Interest expense	(3,374)	(3,290)	(3,344)	(3,255)

Earnings before taxes on income	14,549	22,222	21,371	21,767
Provision for taxes on income	(5,529)	(8,444)	(8,121)	(8,271)

Net earnings	$9,020	$13,778	$13,250	$13,496

Net earnings per share of common stock:
Basic	$.37	$.56	$.54	$.55

Diluted	$.36	$.55	$.53	$.53

      Quarterly basic and diluted earnings per share of common stock may not total to the full year per share amounts, as the weighted average number of shares outstanding for each quarter fluctuates as a result of the assumed exercise of stock options.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Contingencies and Commitments
      In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Palmer Barge Line Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs have entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study. Based on information currently available, the Company believes its exposure is limited.
      In 2004, the Company and certain subsidiaries received a Request For Information (“RFI”) from the EPA under CERCLA with respect to a Superfund site, the State Marine site, located in Port Arthur, Texas. An RFI is not a determination that a party is responsible or potentially responsible for contamination at a site, but is only a request seeking any information a party may have with respect to a site as part of an EPA investigation into such site. In July 2005, a subsidiary of the Company received a notification of potential responsibility from the EPA and a request for voluntary participation in funding potential remediation activities at the SBA Shipyards, Inc., (“SBA”) property located in Jennings, Louisiana. In prior years, SBA had provided tank barge cleaning services to the subsidiary. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in these matters.
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
      The customer base includes the major industrial petrochemical and chemical manufacturers, agricultural chemical manufacturers and refining companies in the United States. Approximately 70% of the revenues from movements of such products are under long-term contracts, ranging from one year to five years, with renewal options. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 30 years) and management anticipates a continuing

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Contingencies and Commitments — (Continued)
relationship, there is no assurance that any individual contract will be renewed. SeaRiver accounted for 13% of the Company’s revenues in 2005 and 12% in 2004 and 2003. Dow accounted for 12% of the Company’s revenues in 2005 and 2004 and 14% in 2003.
      Major customers of the diesel engine services segment include the inland and offshore barge operators, oil service companies, petrochemical companies, offshore fishing companies, other marine transportation entities, the USCG and United States Navy, shortline railroads, industrial owners of locomotives, transit railroads and Class II railroads, and power generation, nuclear and industrial companies. The segment operates as an authorized distributor in 17 eastern states and the Caribbean, and as non-exclusive authorized service centers for Electro-Motive Diesel, Inc. (“EMD”) throughout the rest of the United States for marine and power generation applications. The railroad portion of the segment serves as the exclusive distributorship of EMD aftermarket parts sales and services to the shortline and industrial railroad market. The Company also serves as the exclusive distributor of EMD parts to the nuclear industry. The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. The diesel engine services segment’s relationship with EMD has been maintained for 40 years. No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2005, 2004 and 2003.
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
      The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $11,623,000 at December 31, 2005, including $10,703,000 in letters of credit and debt guarantees, and $920,000 in performance bonds, of which $683,000 relates to contingent legal obligations

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Contingencies and Commitments — (Continued)
which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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
      The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, minority interests, accounting changes, and nonrecurring items. Intersegment sales for 2005, 2004 and 2003 were not significant.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Segment Data — (Continued)
      The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Revenues:
Marine transportation	$685,999	$588,828	$530,411
Diesel engine services	109,723	86,491	83,063

	$795,722	$675,319	$613,474

Segment profit (loss):
Marine transportation	$119,291	$92,535	$77,274
Diesel engine services	12,874	8,388	7,890
Other	(21,043)	(21,014)	(19,167)

	$111,122	$79,909	$65,997

Total assets:
Marine transportation	$928,408	$834,157	$779,121
Diesel engine services	55,113	47,158	40,152
Other	42,027	23,360	35,688

	$1,025,548	$904,675	$854,961

Depreciation and amortization:
Marine transportation	$54,474	$52,076	$50,442
Diesel engine services	1,174	1,163	1,045
Other	1,757	1,881	1,841

	$57,405	$55,120	$53,328

Capital expenditures:
Marine transportation	$119,857	$91,069	$69,713
Diesel engine services	1,272	1,110	479
Other	1,154	1,425	2,164

	$122,283	$93,604	$72,356

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Segment Data — (Continued)
      The following table presents the details of “Other” segment profit (loss) for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

General corporate expenses	$(10,021)	$(7,565)	$(6,351)
Interest expense	(12,783)	(13,263)	(14,628)
Equity in earnings of affiliates	1,933	1,002	2,932
Loss on debt retirement	(1,144)	—	—
Gain (loss) on disposition of assets	2,360	(299)	(99)
Minority interests	(1,069)	(542)	(902)
Other expense	(319)	(347)	(119)

	$(21,043)	$(21,014)	$(19,167)

      The following table presents the details of “Other” total assets as of December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

General corporate assets	$30,161	$11,155	$26,526
Investments in affiliates	11,866	12,205	9,162

	$42,027	$23,360	$35,688

(13)	Related Party Transactions
      During 2005, the Company and its subsidiaries paid Knollwood, L.L.C. (“Knollwood”), a company owned by C. Berdon Lawrence, the Chairman of the Board of the Company, $214,000 for air transportation services provided by Knollwood. Such services were in the ordinary course of business of the Company.
      The Company is a 50% member of The Hollywood Camp, L.L.C. (“The Hollywood Camp”), a company that owns and operates a hunting facility used by the Company and Knollwood, which is also a 50% member. The Company uses The Hollywood Camp primarily for customer entertainment. Knollwood acts as manager of The Hollywood Camp. The Hollywood Camp allocates lease and lodging expenses to the owners based on their usage of the facilities. During 2005, the Company was billed $1,443,000 by The Hollywood Camp for its share of facility expenses.
      Walter E. Johnson, a director of the Company, is a 25% limited partner in a limited partnership that owns one barge operated by a subsidiary of the Company, which owns the other 75% interest in the partnership. The partnership was entered into on October 1, 1974. In 2005, Mr. Johnson received $74,000 in proportionate distributions from the partnership. The distributions were proportionate to his interest in the partnership and were made in the ordinary course of business of the partnership.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(13)     Related Party Transactions — (Continued)
      Mr. Johnson is Chairman of Amegy Bank, N.A. (“Amegy Bank”). Amegy Bank has a 5.7% participation in the Company’s Revolving Credit Facility. As of December 31, 2005, there was no outstanding balance on the Revolving Credit Facility and therefore Amegy Bank had no participation. The revolving credit facility includes a $10,000,000 commitment which may be used for standby letters of credit and, as of December 31, 2005, outstanding letters of credit were $7,612,000 of which Amegy Bank’s participation was $431,000. Amegy Bank is one of 12 lenders under the Revolving Credit Facility, which was consummated in the ordinary course of business of the Company.

(14)	Subsequent Event
      Effective January 1, 2006, the Company acquired the one-third interest in Osprey from Richard L. Couch, increasing the Company’s ownership to a two-thirds interest. The remaining one-third interest is owned by Cooper/ T. Smith.
      On March 1, 2006, the Company purchased from Progress Fuels Corporation (“PFC”) the remaining 65% interest in Dixie Fuels Limited, (“Dixie Fuels”) for $15,600,000, subject to post-closing working capital adjustments and drydocking expenditures. The Dixie Fuels partnership, formed in 1977, was 65% owned by PFC and 35% owned by the Company. In addition, the Company extended the expiration date of its marine transportation contract with PFC from 2008 to 2010. Revenues for Dixie Fuels for 2005 were approximately $26,200,000. Financing of the acquisition was through a combination of cash and borrowings through the Company’s revolving credit facility.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      1. Financial Statements
      Included in Part III of this report:

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2005 and 2004.

Consolidated Statements of Earnings, for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income, for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows, for the years ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements, for the years ended December 31, 2005, 2004 and 2003.
      2. Financial Statement Schedules
      All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
      3. Exhibits

Exhibit
Number		Description of Exhibit

3.1	—	Restated Articles of Incorporation of Kirby Exploration Company, Inc. (the “Company”), as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s 1989 Registration Statement on Form S-3 (Reg. No. 33-30832)).

3.2	—	Certificate of Amendment of Restated Articles of Incorporation of the Company filed with the Secretary of State of Nevada April 30, 1990 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990).

3.3	—	Bylaws of the Company, as amended (incorporated by reference to Exhibit 2 of the Registrant’s July 20, 2000 Registration Statement on Form 8A (Reg. No. 01-07615)).

4.1	—	Indenture, dated as of December 2, 1994, between the Company and Texas Commerce Bank National Association, Trustee, (incorporated by reference to Exhibit 4.3 of the Registrant’s 1994 Registration Statement on Form S-3 (Reg. No. 33-56195)).

4.2	—	Rights Agreement, dated as of July 18, 2000, between Kirby Corporation and Fleet National Bank, a national bank association, which includes the Form of Resolutions Establishing Designations, Preference and Rights of Series A Junior Participating Preferred Stock of Kirby Corporation, the form of Rights Certificate and the Summary of Rights (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 18, 2000).

4.3	—	Amendment No. 2 to Rights Agreement dated as of January 24, 2006 between Kirby Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Registration’s Current Report on Form 8-K dated January 24, 2006).

4.4	—	Master Note Purchase Agreement dated as of February 15, 2003 among the Company and the Purchasers named therein, (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.1	—	Indemnification Agreement, dated April 29, 1986, between the Company and each of its Directors and certain key employees (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

Exhibit
Number			Description of Exhibit

10	.2†	—	1989 Employee Stock Option Plan for the Company, as amended (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989).

10	.3†	—	1989 Director Stock Option Plan for the Company, as amended (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989).

10	.4†	—	Deferred Compensation Agreement dated August 12, 1985 between Dixie Carriers, Inc., and J. H. Pyne (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).

10	.5†	—	1994 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

10	.6†	—	1994 Nonemployee Director Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

10	.7†*	—	Deferred Compensation Plan for Key Employees.

10	.8†	—	Amendment to 1989 Director Stock Option Plan for Kirby Exploration Company, Inc. (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

10.9		—	Distribution Agreement, dated December 2, 1994, by and among Kirby Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Brothers Inc, and Wertheim Schroder & Co. Incorporated (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated December 9, 1994).

10	.10†	—	1996 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10	.11†	—	Amendment No. 1 to the 1994 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.12		—	Credit Agreement, dated September 19, 1997, among Kirby Corporation, the Banks named therein, and Texas Commerce Bank National Association as Agent and Funds Administrator (incorporated by reference to Exhibit 10.0 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.13		—	First Amendment to Credit Agreement, dated January 30, 1998, among Kirby Corporation, the Banks named therein, and Chase Bank of Texas, N.A. as Agent and Funds Administrator (incorporated by reference to Exhibit B2 of the Registrant’s Tender Offer Statement on Schedule 13E-4 filed with the Securities and Exchange Commission on February 17, 1998).

10.14		—	Second Amendment to Credit Agreement, dated November 30, 1998, among Kirby Corporation, the Banks named therein, and Chase Bank of Texas, N.A. as Agent and Funds Administrator (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10	.15†	—	2001 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10	.16†	—	Third Amendment to Credit Agreement, dated November 5, 2001, among Kirby Corporation, the Banks named therein, and The Chase Manhattan Bank as Agent and Funds Administrator (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10	.17†	—	Nonemployee Director Compensation Program (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated March 2, 2005).

Exhibit
Number			Description of Exhibit

10	.18†	—	2002 Stock and Incentive Plan (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 filed on October 28, 2002).

10.19		—	Fifth Amendment to Credit Agreement, dated December 9, 2003, among Kirby Corporation, the Banks named therein, and JPMorgan Chase Bank as Agent and Funds Administrator, (incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10	.20†	—	Annual Incentive Plan Guidelines (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated January 23, 2006).

10	.21†	—	2000 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 filed on April 28, 2004).

10	.22†	—	2005 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).

10	.23†	—	Form of Nonincentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).

10	.24†	—	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).

10	.25†	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).

21	.1*	—	Principal Subsidiaries of the Registrant.

23	.1*	—	Independent Registered Public Accountants’ Consent.

31	.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31	.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32*		—	Certification Pursuant to 13 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith

†	Management contract, compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kirby Corporation
(Registrant)

By:	/s/ Norman W. Nolen

Norman W. Nolen
Executive Vice President, Treasurer
and Chief Financial Officer
Dated: March 6, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ C. Berdon Lawrence C. Berdon Lawrence	Chairman of the Board and Director of the Company	March 6, 2006

/s/ Joseph H. Pyne Joseph H. Pyne	President, Director of the Company and Principal Executive Officer	March 6, 2006

/s/ Norman W. Nolen Norman W. Nolen	Executive Vice President, Treasurer, Assistant Secretary of the Company and Principal Financial Officer	March 6, 2006

/s/ Ronald A. Dragg Ronald A. Dragg	Controller of the Company	March 6, 2006

/s/ C. Sean Day C. Sean Day	Director of the Company	March 6, 2006

/s/ Bob G. Gower Bob G. Gower	Director of the Company	March 6, 2006

/s/ Walter E. Johnson Walter E. Johnson	Director of the Company	March 6, 2006

/s/ William M. Lamont, Jr. William M. Lamont, Jr.	Director of the Company	March 6, 2006

/s/ George A. Peterkin, Jr. George A. Peterkin, Jr.	Director of the Company	March 6, 2006

/s/ Robert G. Stone, Jr. Robert G. Stone, Jr.	Director of the Company	March 6, 2006

/s/ Richard C. Webb Richard C. Webb	Director of the Company	March 6, 2006

EXHIBIT INDEX

Exhibit
Number			Description of Exhibit

10	.7†*	—	Deferred Compensation Plan for Key Employees.
21	.1*	—	Principal Subsidiaries of the Registrant.
23	.1*	—	Independent Registered Public Accountants’ Consent.
31	.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31	.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32*		—	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract, compensatory plan or arrangement.