Form 10-Q
period 2006-03-31
KIRBY CORP
filed 2006-05-09
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	1-7615

KIRBY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	74-1884980
(State or other jurisdiction ofincorporation or organization)	(IRS Employer Identification No.)

55 Waugh Drive, Suite 1000, Houston, TX	77007
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on May 9, 2006 was 26,352,000.

Part I Financial Information

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2006	December 31, 2005
	($ in thousands)
Current assets:
Cash and cash equivalents	$23,171	$17,838
Accounts receivable:
Trade - less allowance for doubtful accounts	131,543	118,259
Other	5,820	8,440
Inventory - finished goods	22,519	18,967
Prepaid expenses and other current assets	19,046	19,002
Deferred income taxes	3,898	3,770

Total current assets	205,997	186,276

Property and equipment	1,139,766	1,101,159
Less accumulated depreciation	471,920	458,778

	667,846	642,381

Investment in marine affiliates	1,962	11,866
Goodwill - net	165,244	160,641
Other assets	26,996	24,384

	$1,068,045	$1,025,548

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2006	December 31, 2005
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$96	$4
Income taxes payable	10,237	2,669
Accounts payable	79,804	68,895
Accrued liabilities	51,342	61,664
Deferred revenues	6,401	6,589

Total current liabilities	147,880	139,821

Long-term debt - less current portion	200,506	200,032
Deferred income taxes	127,900	126,755
Minority interests	3,205	3,088
Other long-term liabilities	15,160	18,310

	346,771	348,185

Contingencies and commitments	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 60,000,000 shares, issued 30,907,000 shares	3,091	3,091
Additional paid-in capital	204,199	204,453
Accumulated other comprehensive income - net	(177)	(2,028)
Unearned compensation	—	(5,060)
Retained earnings	451,480	428,900
	658,593	629,356
Less cost of 4,560,000 shares in treasury (4,936,000 at December 31, 2005)	85,199	91,814

	573,394	537,542

	$1,068,045	$1,025,548

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENT OF EARNINGS
(Unaudited)

	Three months ended March 31,
	2006	2005
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$189,383	$157,210
Diesel engine services	35,520	27,234

	224,903	184,444
Costs and expenses:
Costs of sales and operating expenses	144,378	119,927
Selling, general and administrative	23,761	20,959
Taxes, other than on income	3,187	3,186
Depreciation and amortization	15,090	14,981
Gain on disposition of assets	(157)	(192)

	186,259	158,861

Operating income	38,644	25,583
Equity in earnings (loss) of marine affiliates	466	(703)
Other income (expense)	66	(316)
Interest expense	(2,698)	(3,146)

Earnings before taxes on income	36,478	21,418
Provision for taxes on income	(13,898)	(8,139)

Net earnings	$22,580	$13,279

Net earnings per share of common stock:
Basic	$.87	$.53
Diluted	$.85	$.52

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2006	2005
	($ in thousands)
Cash flows from operating activities:
Net earnings	$22,580	$13,279

Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	15,090	14,981
Deferred income taxes	20	(364)
Equity in earnings (loss) of marine affiliates, net of distributions	(466)	1,193
Amortization of unearned compensation	1,430	288
Other	(82)	21

Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	(7,266)	6,904
Net cash provided by operating activities	31,306	36,302

Cash flows from investing activities:
Capital expenditures	(21,626)	(24,023)
Acquisitions of business and marine equipment, net of cash acquired	(15,505)	—
Proceeds from disposition of assets	463	280
Other	(1,001)	162
Net cash used in investing activities	(37,669)	(23,581)

Cash flows from financing activities:
Payments on bank credit facilities, net	—	(13,600)
Payments on long-term debt	(23)	(1)
Proceeds from exercise of stock options	7,169	2,627
Tax benefit from equity compensation plans	3,377	—
Other	1,173	(95)
Net cash provided by (used in) financing activities	11,696	(11,069)
Increase in cash and cash equivalents	5,333	1,652

Cash and cash equivalents, beginning of year	17,838	629
Cash and cash equivalents, end of period	$23,171	$2,281

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$3,225	$2,999
Income taxes	$2,933	$166
Non-cash investing activity:
Accrued payable for working capital adjustment related to acquisition	$735	$—

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006 and December 31, 2005, and the results of operations for the three months ended March 31, 2006 and 2005.

(1)	BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(2)	ACQUISITIONS

On March 1, 2006, the Company purchased from Progress Fuels Corporation (“PFC”) the remaining 65% interest in Dixie Fuels Limited (“Dixie Fuels”) for $15,590,000, subject to post-closing working capital adjustments and drydocking expenditures. The Dixie Fuels partnership, formed in 1977, was 65% owned by PFC and 35% owned by the Company. As part of the transaction, the Company extended the expiration date of its marine transportation contract with PFC from 2008 to 2010. Revenues for Dixie Fuels for 2005 were approximately $26,200,000. Financing of the acquisition was through the Company’s operating cash flows.

Effective January 1, 2006, the Company acquired an additional one-third interest in Osprey Line, L.L.C. (“Osprey”) from Richard L. Couch, increasing the Company’s ownership to a two-thirds interest. The remaining one-third interest is owned by Cooper/T. Smith Stevedoring Company, Inc. (“Cooper/T. Smith”). Osprey, formed in 2000, operates a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River. Revenues for Osprey for 2005 were approximately $28,700,000.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(3)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against income for the Company’s stock award plans was $1,430,000 and $288,000 for the three months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for stock award plans was $545,000 and $110,000 for the three months ended March 31, 2006 and 2005, respectively. Compensation cost capitalized as part of inventory is considered immaterial.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related implementation guidance. SFAS No. 123R requires the Company to expense grants made under the stock option plans. The cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first annual period beginning after December 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 will be recognized as expense in the consolidated statement of earnings. The Company adopted SFAS No. 123R effective January 1, 2006 using the modified prospective application. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified repurchased or cancelled after January 1, 2006. Compensation expense for the unvested portion of awards that were outstanding at January 1, 2006 will be recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated under the Black-Scholes option pricing model.

Prior to 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of APB No. 25. Under the intrinsic value method of accounting for stock-based employee compensation, since the exercise price of the Company’s stock options was at the fair market value on the date of grant, no compensation expense was recorded. The Company was required under SFAS No. 123 to disclose pro forma information relating to option grants as if the Company used the fair value method of accounting, which requires the recording of estimated compensation expenses.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(3)	STOCK AWARD PLANS - (Continued)

The following table summarizes pro forma net earnings and earnings per share for the three months ended March 31, 2005 assuming the Company had used the fair value method of accounting for its stock award plans (in thousands, except per share amounts):

Three months ended March 31, 2005
Net earnings, as reported	$13,279
Add: Total stock-based employee compensation expense included in net income, net of related tax effects	178
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(545)
Pro forma net earnings	$12,912
Earnings per share:
Basic - as reported	$.53
Basic - pro forma	$.52
Diluted - as reported	$.52
Diluted - pro forma	$.50

The Company has six employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock. For all of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to February 10, 2000 are ten years and the options vest ratably over four years. Options granted after February 10, 2000 have terms of five years and vest ratably over three years. At March 31, 2006, 920,412 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(3)	STOCK AWARD PLANS - (Continued)

The following is a summary of the stock award activity under the employee plans described above for the three months ended March 31, 2006:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2005	899,106	$29.11
Granted	212,913	$54.35
Exercised	(373,704)	$24.90
Outstanding March 31, 2006	738,315	$34.48

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at March 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$17.91 - $19.88	72,000	2.44	$18.80		72,000	$18.80
$25.55 - $28.18	222,490	1.66	$25.85		222,490	$25.85
$30.16 - $33.93	223,921	2.82	$33.81		118,348	$33.93
$41.78 - $44.09	108,200	3.90	$43.56		36,063	$43.56
$51.38 - $55.21	111,704	4.87	$54.35		—	—
$17.91 - $55.21	738,315	2.90	$34.48	$24,827,000	448,901	$28.27	$17,885,000

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(3)	STOCK AWARD PLANS - (Continued)

The Company has three director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options can be granted under two of the plans. The third plan, the 2000 Director Plan, provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan provides for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are 10 years. The options granted when first elected as a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At March 31, 2006, 124,593 shares were available for future grants under the nonemployee director plans. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

The following is a summary of the stock award activity under the director plans described above for the three months ended March 31, 2006:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2005	177,361	$28.03
Exercised	(12,407)	$33.07
Outstanding March 31, 2006	164,954	$27.65

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at March 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$17.06 - $19.88	22,346	2.74	$19.19		22,346	$19.19
$20.13 - $25.50	73,942	5.48	$23.00		73,942	$23.00
$31.48 - $40.56	68,666	7.55	$35.42		68,666	$35.42
$17.06 - $40.56	164,954	5.98	$27.65	$6,673,000	164,954	$27.65	$6,673,000

The total intrinsic value of all options exercised and restricted stock vestings under all of the Company’s plans was $11,140,000 and $3,110,000 for the three months ended March 31, 2006 and 2005, respectively. The actual tax benefit realized for tax deductions from stock award plans was $4,244,000 and $1,182,000 for the three months ended March 31, 2006 and 2005, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(3)	STOCK AWARD PLANS - (Continued)

As of March 31, 2006, there was $3,744,000 of unrecognized compensation cost related to nonvested stock options and $9,943,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.6 years and restricted stock over approximately 2.4 years. The total fair value of shares vested was $4,607,000 and $3,440,000 during the three months ended March 31, 2006 and 2005, respectively.

The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 was $16.67 and $13.05 per share, respectively. The fair value of the options granted during the three months ended March 31, 2006 and 2005 was $1,889,000 and $1,413,000, respectively. The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the three months ended March 31, 2006 and 2005 were as follows:

	Three months ended March 31,
	2006	2005
Dividend yield	None	None
Average risk-free interest rate	4.7%	3.9%
Stock price volatility	25%	27%
Estimated option term	Four or nine years	Four or nine years

(4)	COMPREHENSIVE INCOME

The Company’s total comprehensive income for the three months ended March 31, 2006 and 2005 was as follows (in thousands):

	Three months ended March 31,
	2006	2005

Net earnings	$22,580	$13,279
Change in fair value of derivative financial instruments, net of tax	1,851	2,712
Total comprehensive income	$24,431	$15,991

(5)	SEGMENT DATA

The Company’s operations are classified into two reportable business segments as follows:

Marine Transportation - Marine transportation by United States flag vessels on the United States inland waterway system and, to a lesser extent, offshore transportation of dry-bulk cargoes. The principal products transported on the United States inland waterway system include petrochemicals, black oil products, refined petroleum products and agricultural chemicals.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(5)	SEGMENT DATA - (Continued)

Diesel Engine Services - Overhaul and repair of large medium-speed and high-speed diesel engines, reduction gear repair, and sale of related parts and accessories for customers in the marine, power generation and railroad industries.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months ended March 31, 2006 and 2005 and total assets as of March 31, 2006 and December 31, 2005 (in thousands):

	Three months ended March 31,
	2006	2005

Revenues:
Marine transportation	$189,383	$157,210
Diesel engine services	35,520	27,234
	$224,903	$184,444

Segment profit (loss):
Marine transportation	$34,941	$23,921
Diesel engine services	5,765	3,467
Other	(4,228)	(5,970)
	$36,478	$21,418

	March 31,	December 31,
	2006	2005
Total assets:
Marine transportation	$965,180	$928,408
Diesel engine services	68,284	55,113
Other	34,581	42,027
	$1,068,045	$1,025,548

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(5)	SEGMENT DATA - (Continued)

The following table presents the details of “Other” segment profit (loss) for the three months ended March 31, 2006 and 2005 (in thousands):

	Three months ended March 31,
	2006	2005

General corporate expenses	$(2,219)	$(1,997)
Gain on disposition of assets	157	192
Interest expense	(2,698)	(3,146)
Equity in earnings (loss) of marine affiliates	466	(703)
Other income (expense)	66	(316)
	$(4,228)	$(5,970)

The following table presents the details of “Other” total assets as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005

General corporate assets	$32,619	$30,161
Investment in marine affiliates	1,962	11,866
	$34,581	$42,027

(6)	TAXES ON INCOME

Earnings before taxes on income and details of the provision (credit) for taxes on income for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three months ended March 31,
	2006	2005

Earnings before taxes on income - United States	$36,478	$21,418

Provision (credit) for taxes on income:
Federal
Current	$12,558	$7,911
Deferred	(46)	(543)
State and local	1,386	771
	$13,898	$8,139

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(7)	EARNINGS PER SHARE OF COMMON STOCK

The following table presents the components of basic and diluted earnings per share of common stock for the three months ended March 31, 2006 and 2005 (in thousands, except per share amounts):

	Three months ended March 31,
	2006	2005

Net earnings	$22,580	$13,279

Shares outstanding:
Weighted average common stock outstanding	26,025	24,854
Effect of dilutive securities:
Employee and director common stock plans	476	724
	26,501	25,578

Basic earnings per share of common stock	$.87	$.53
Diluted earnings per share of common stock	$.85	$.52

Certain outstanding options to purchase approximately 112,000 and 83,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2006 and 2005, respectively, as such stock options would have been antidilutive.

(8)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for vessel personnel. The plan benefits are based on an employee’s years of service and compensation. The plan assets consists primarily of equity and fixed income securities.

The Company’s pension plan funding strategy is to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an Accumulated Benefit Obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making the prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to contribute between $1,000,000 to $5,000,000 to its pension plan in November 2006 to fund its 2006 pension plan obligations. As of March 31, 2006, no 2006 year contributions have been made.

The Company sponsors an unfunded defined benefit health care plan that provides limited postretirement medical benefits to employees who meet minimum age and service requirements, and to eligible dependents. The plan is contributory, with retiree contributions adjusted annually.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(8)	RETIREMENT PLANS - (Continued)

The following table presents the components of net periodic benefit cost for the three months ended March 31, 2006 and 2005 (in thousands):

	Pension Benefits		Postretirement Benefits Other Than Pensions
	Three months ended March 31,		Three months ended March 31,
	2006	2005	2006	2005
Net periodic benefit cost:
Service cost	$1,346	$1,129	$98	$86
Interest cost	1,474	1,281	134	120
Expected return on assets	(1,841)	(1,643)	—	—
Amortization of prior service cost	(22)	(22)	10	10
Amortization of actuarial (gain) loss	756	557	(6)	(26)
Net periodic benefit cost	$1,713	$1,302	$236	$190

(9)	CONTINGENCIES

The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $11,650,000 at March 31, 2006, including $10,730,000 in letters of credit and debt guarantees, and $920,000 in performance bonds, of which $683,000 relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(9)	CONTINGENCIES - (Continued)

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

On April 25, 2006, the Board of Directors declared a two-for-one stock split of the Company’s common stock. Stockholders of record on May 10, 2006 will receive one additional share of common stock for each share of common stock held on that day. The additional shares will be distributed on May 31, 2006.

On May 3, 2006, a wholly owned subsidiary of the Company, Marine Systems, Inc., signed an agreement to purchase the stock of Global Power Holding Company, a privately held company that owns all of the outstanding equity of Global Power Systems, L.L.C. (“Global”), a Gulf Coast high-speed diesel engine services provider, for approximately $100,000,000 in cash. Global, headquartered in Houma, Louisiana, operates factory-authorized full service dealerships for Caterpillar, Cummins, Detroit Diesel and John Deere engines, as well as Allison transmissions. Global’s principal customers are Gulf Coast offshore oil services companies, inland waterway carriers, offshore towing companies and oil and gas drilling companies. Global generated revenues of approximately $63,000,000 in 2005. The acquisition will be financed using the Company’s existing cash and revolving credit facility. The closing of the acquisition is expected to occur in early June 2006 and is subject to certain conditions, including expiration of the required waiting period under the Hart-Scott-Rodino Act. The final purchase price will be determined based on post-closing working capital adjustments.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I	Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, fog and ice, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s annual report on Form 10-K for the year ended December 31, 2005. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of the Management’s Discussion, all earnings per share are “Diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings for the first quarter of 2006 and 2005 were as follows (in thousands):

	Three months ended March 31,
	2006	2005
Weighted average number of common stock-diluted	26,501	25,578

The increase in the weighted average number of common shares for the 2006 first quarter compared with the 2005 first quarter primarily reflected the issuance of restricted stock, exercise of employee and director stock options, as well as additional dilutive shares applicable to stock option plans.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 893 active tank barges as of March 31, 2006 and operated an average of 239 towing vessels during the 2006 first quarter. The Company uses the inland waterway system of the United States to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. Through its diesel engine services segment, the Company provides after-market services for large medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.

For the 2006 first quarter, the Company reported net earnings of $22,580,000, or $.85 per share, on revenues of $224,903,000, a significant improvement over 2005 first quarter net earnings of $13,279,000, or $.52 per share, on revenues of $184,444,000. The 2006 first quarter performance reflected continued strong petrochemical and black oil products demand in its marine transportation segment, coupled with higher contract rate renewals, higher spot market pricing, a favorable fuel pricing trend and unusually favorable 2006 first quarter weather conditions, resulting in significantly lower delay days.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Overview - (Continued)

The diesel engine services segment also performed at strong levels in the 2006 first quarter, the result of continued strong service and parts sales across the majority of its markets, combined with higher service rates and parts pricing.

Marine Transportation

For the 2006 first quarter, approximately 84% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies in the United States. Products transported include raw materials for many of the end products used widely by businesses and consumers every day - plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company’s business tends to mirror the general performance of the United States economy and the performance of the Company’s customer base. The following table shows the markets serviced by the Company, the revenue distribution for the first quarter of 2006, products moved and the drivers of the demand for the products the Company transports:

End Uses of Products Transported

Markets Serviced	2006 First Qtr. Revenue Distribution	Products Moved	Drivers
Petrochemicals	68%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Housing, Consumer Goods, Autos, Clothing, Vehicle Usage

Black Oil Products	20%	Residual Oil, No. 6 Fuel Oil, Coker Feedstocks, Vacuum Gas, Asphalt, Boiler Fuel, Crude Oil, Ship Bunkers	Road Construction, Feedstock for Refineries, Fuel for Power Plants and Ships

Refined Petroleum Products	9%	Gasoline Blends, No. 2 Oil, Jet Fuel, Heating Oil	Vehicle Usage, Air Travel, Weather Conditions

Agricultural Chemicals	3%	Liquid Fertilizers, Chemical Feedstocks	Corn, Cotton, Wheat Production

The Company’s marine transportation segment’s revenue and operating income for the 2006 first quarter increased 20% and 46%, respectively, when compared with the first quarter of 2005. The petrochemical market is the Company’s largest market, contributing 68% of the marine transportation revenue for the 2006 first quarter. During the first quarter, the demand for the movement of petrochemicals remained strong, with term contract customers continuing to operate their plants and facilities at high utilization rates, resulting in high tank barge utilization. The black oil products market contributed 20% of first quarter 2006 marine transportation revenue. This market also remained strong as refineries continued to operate at close to full capacity, generating high demand for the transportation of heavier residual oil by-products. Refined petroleum products contributed 9% of 2006 first quarter marine transportation revenue, experiencing higher than normal first quarter demand for the movement of products from the Gulf Coast to the Midwest; however, the Company’s refined products volumes were lower as tank barges were diverted to the stronger Gulf Intracoastal Waterway petrochemical market to meet term contract requirements. In addition, the Company has continued to retire its single hull tank barges which have been used primarily to transport refined products. The agricultural chemical market, which contributed 3% of 2006 first quarter marine transportation revenue, was seasonally weak during the quarter due primarily to high inventory levels in the Midwest.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Overview - (Continued)

During the 2006 first quarter, approximately 70% of the marine transportation revenues were under term contracts and 30% were spot market revenues. Rates under term contracts renewed during the 2006 first quarter increased in the 4% to 6% average range, with some contracts increasing by a higher percentage and some by a lower percentage. Effective January 1, 2006, escalators for labor and the producer price index on numerous multi-year contracts resulted in rate increases for those contracts by 2.5% to 3%. Spot market rates for the 2006 first quarter for most marine transportation markets increased in the 5% to 10% average range compared with the 2005 fourth quarter. The Company adjusts contract rates for fuel on either a monthly or quarterly basis, depending on the specific contract. Spot market contracts do not have escalators for fuel. During the 2006 first quarter, the average cost of fuel consumed was $1.84 per gallon, 39% higher than the $1.32 per gallon average cost of fuel consumed during the 2005 first quarter.

Navigational delays for the 2006 first quarter were 2,471, down 25% compared with 3,289 delay days recorded in the 2005 first quarter. Delay days measure the lost time incurred by a tow (towboat and barge) during transit. The measure includes transit delays caused by weather, lock congestion or closure and other navigational factors. The 25% reduction was primarily the result of unusually favorable winter weather conditions during the 2006 first quarter.

The marine transportation operating margin for the 2006 first quarter improved to 18.4% compared with 15.2% for the 2005 first quarter. Continued strong demand, contract and spot market rate increases, the January 1, 2006 escalators on long-term contracts, a favorable fuel pricing trend and unusually favorable winter weather conditions all contributed to the higher operating margin.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Overview - (Continued)

Diesel Engine Services

For the 2006 first quarter, approximately 16% of the Company’s revenue was generated by its diesel engine services segment of which 59% was generated through service and 41% from parts sales. The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, are influenced by the cycles of such industries. The following table shows the markets serviced by the Company, the revenue distribution for the first quarter of 2006 and the customers for each market:

Markets Serviced	2006 First Qtr. Revenue Distribution	Customers
Marine	64%	Inland River Carriers - Dry and Liquid, Offshore Towing - Dry and Liquid, Offshore Oilfield Services - Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers

Power Generation	23%	Standby Power Generation, Pumping Stations

Railroad	13%	Passenger (Transit Systems), Class II Shortline, Industrial

The Company’s diesel engine services segment’s 2006 first quarter revenue and operating income increased 30% and 66%, respectively, compared with the first quarter of 2005. The results reflected continued strong in-house and in-field service activity and direct parts sales in the majority of its markets. In addition, the Company benefited from higher service rates and parts pricing implemented during 2005 and in the 2006 first quarter.

The diesel engine services segment’s operating margin for the 2006 first quarter improved to 16.2% compared with 12.7% for the first quarter of 2005, reflecting the strong markets, higher service activities, which generally earn a higher operating margin than parts sales, increased pricing for service and parts, and higher labor utilization.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2006 first quarter, with net cash provided from operations of $31,306,000. Net cash provided from operations for the 2005 first quarter was $36,302,000. In addition, the Company generated cash of $7,169,000 from the exercise of stock options. The cash was used for capital expenditures of $21,626,000, primarily for fleet replacement, enhancement and expansion, and $15,505,000 for the acquisition of the remaining 65% interest in Dixie Fuels and the purchase of two towboats. The Company reduced its debt-to-capitalization ratio from 27.1% at December 31, 2005 to 25.9% at March 31, 2006.

Capital expenditures were $21,626,000 for the 2006 first quarter and included $5,056,000 for new tank barge and towboat construction, and $16,570,000 primarily for upgrading the existing marine transportation fleet. During the 2006 first quarter, the Company took delivery and placed into service the final 30,000 barrel capacity tank barge under the 2005 program for the construction of seventeen 30,000 barrel capacity barges.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Overview - (Continued)

The Company projects that capital expenditures for 2006 will be in the $120,000,000 to $130,000,000 range, including approximately $51,000,000 for new tank barge and towboat construction, with the remainder primarily for upgrading the existing marine transportation fleet. The 2006 program includes the construction of twenty-three 30,000 barrel capacity tank barges at a cost of $45,000,000, subject to adjustment for the price of steel, 15 of which will be additional capacity and eight of which will be replacement barges for older barges removed from service. Delivery of the barges will be throughout 2006, with the final barge scheduled for delivery in March 2007. The 2006 program also includes the construction of four inland towboats at a cost of $13,000,000, $3,200,000 of which was paid in December 2005 and included in the 2005 capital expenditures. Two towboats are scheduled to be placed into service in the second half of 2006 and two in the 2007 first quarter.

In March 2006, the Company entered into a contract for the construction of twelve 30,000 barrel capacity tank barges at a cost of approximately $28,000,000, subject to adjustment for the price of steel. In April 2006, the Company entered into a contract for the construction of eight 30,000 barrel capacity tank barges at a cost of approximately $15,000,000, subject to adjustment for the price of steel. Of the 20 new barges under the two contracts, 14 barges will be additional capacity and 6 barges will be replacement barges for older barges removed from service. Delivery of 17 of the 20 barges is scheduled throughout the 2007 year with the remaining three in the 2008 first quarter.

The Company remains in excellent financial position to take advantage of internal and external growth opportunities in its marine transportation and diesel engine services segments. For the marine transportation segment, external growth opportunities include potential acquisitions of independent inland tank barge operators and fleet owners seeking to single source tank barge requirements. Increasing the fleet size will allow the Company to improve asset utilization through more backhaul opportunities, faster barge turnarounds, more efficient use of horsepower, barges positioned closer to cargos, lower incremental costs due to enhanced purchasing power, minimal incremental administrative staff and less cleaning due to operating more barges with compatible prior cargos. In addition to the Global acquisition, the diesel engine services segment’s external growth opportunities include further consolidation of strategically located diesel service providers, and expanded service capability for other engine and marine gear related products.

The Company anticipates that during 2006, the United States and global economies will remain stable with continued strong demand for the transportation services of the marine transportation segment, as well as continued strong service activity and direct parts sales for the diesel engine services segment.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Acquisitions

On May 3, 2006, a wholly owned subsidiary of the Company signed an agreement to acquire Global, a privately held Gulf Coast high-speed diesel engine services provider, for approximately $100,000,000 in cash. Global, headquartered in Houma, Louisiana, operates factory-authorized full service dealerships for Caterpillar, Cummins, Detroit Diesel and John Deere engines, as well as Allison transmissions. Global’s principal customers are Gulf Coast offshore oil services companies, inland waterway carriers, offshore towing companies and oil and gas drilling companies. Global generated revenues of approximately $63,000,000 in 2005. The acquisition will be financed using the Company’s existing cash and revolving credit facility. The closing of the acquisition is expected to occur in early June 2006 and is subject to certain conditions, including expiration of the required waiting period under the Hart-Scott-Rodino Act. The final purchase price will be determined based on post-closing working capital adjustments.

On March 1, 2006, the Company purchased from PFC the remaining 65% interest in Dixie Fuels for $15,590,000, subject to post-closing working capital adjustments and drydocking expenditures. The Dixie Fuels partnership, formed in 1977, was 65% owned by PFC and 35% owned by the Company. As part of the transaction, the Company extended the expiration date of its marine transportation contract with PFC from 2008 to 2010. Revenues for Dixie Fuels for 2005 were approximately $26,200,000.

Effective January 1, 2006, the Company acquired an additional one-third interest in Osprey from Richard L. Couch, increasing the Company’s ownership to a two-thirds interest. The remaining one-third interest is owned by Cooper/T. Smith. Osprey, formed in 2000, operates a barge feeder service for cargo containers between Houston, New Orleans, Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River. Revenues for Osprey for 2005 were approximately $28,700,000.

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

Results of Operations

The Company reported first quarter 2006 net earnings of $22,580,000, or $.85 per share, on revenues of $224,903,000, compared with 2005 first quarter net earnings of $13,279,000, or $.52 per share, on revenues of $184,444,000.

Marine transportation revenues for the 2006 first quarter were $189,383,000, or 84% of total revenues, compared with $157,210,000, or 85% of total revenues for the 2005 first quarter. Diesel engine services revenues for the 2006 first quarter were $35,520,000, or 16% of total revenues, compared with $27,234,000, or 15% of total revenues for the 2005 first quarter.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Results of Operations - (Continued)

For purposes of the Management’s Discussion, all earnings per share are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings for the 2006 and 2005 first quarter were 26,501,000 and 25,578,000, respectively.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of March 31, 2006, the marine transportation segment operated 893 active inland tank barges, with a total capacity of 16.6 million barrels, compared with 878 active inland tank barges at March 31, 2005, with a total capacity of 16.3 million barrels. The segment operated an average of 239 active inland towing vessels during the 2006 first quarter and the first quarter of 2005. The marine transportation segment also owns and operates four dry-bulk barge and tug units.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2006 compared with the three months ended March 31, 2005 (dollars in thousands):

	Three months ended March 31,
	2006	2005	% Change
Marine transportation revenues	$189,383	$157,210	20%

Costs and expenses:
Costs of sales and operating expenses	118,971	99,652	19
Selling, general and administrative	18,162	16,312	11
Taxes, other than on income	3,011	3,050	(1)
Depreciation and amortization	14,298	14,275	—
	154,442	133,289	16
Operating income	$34,941	$23,921	46%

Operating margins	18.4%	15.2%

Marine Transportation Revenues

Marine transportation revenues for the 2006 first quarter increased 20% compared with the 2005 first quarter, reflecting continued strong petrochemical and black oil products demand, and unusually favorable 2006 first quarter winter weather conditions. In addition, the segment benefited from 2005 year and 2006 first quarter contract and spot market increases, and labor and producer price index escalators effective January 1, 2006 on numerous multi-year contracts, as well as a favorable fuel pricing trend on term contracts.

Petrochemical transportation demand for the 2006 first quarter remained strong, benefiting from a continued strong United States economy. Term customers continued to operate their plants and facilities at high utilization rates, resulting in continued high barge utilization for most products and trade lanes.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation Revenues - (Continued)

Black oil products demand during the 2006 first quarter remained strong as refineries operated at close to full capacity, which generated heavy demand for waterborne transportation of heavier refinery residual oil by-products.

Refined petroleum products demand for transportation into the Midwest during the 2006 first quarter was stronger than normal; however, barge availability remained constrained due to the diversion of barges to the stronger Gulf Intracoastal Waterway petrochemical market to meet term contract requirements and the Company’s continued retirement of single hull barges.

Agricultural chemical demand was weak during the 2006 first quarter, primarily due to high Midwest liquid fertilizer inventory levels which reduced demand for movements of imported liquid fertilizer into the Midwest.

As described under Acquisitions above, the Company acquired an additional one-third interest in Osprey in January 2006, increasing the Company’s ownership to 67%, and purchased in March 2006 the remaining 65% of the Dixie Fuels partnership, bringing the Company’s ownership to 100%. As a result of the acquisitions, the Company began consolidating the results of both entities in the marine transportation segment beginning on their acquisition dates. During the 2006 first quarter, the entities contributed a combined $5,096,000 of marine transportation revenues.

For the first quarter of 2006, the marine transportation segment incurred 2,471 delay days, a 25% improvement over the 2005 first quarter delay days of 3,289, primarily reflecting unusually favorable first quarter weather conditions. Delay days measure the lost time incurred by a tow (towboat and one or more barges) during transit. The measure includes transit delays caused by weather, lock congestion or closure and other adverse navigating conditions.

During the 2006 first quarter, approximately 70% of marine transportation revenues were under term contracts and 30% were spot market revenues. The 70% contract and 30% spot market mix provides the Company with a stable revenue stream with less exposure to day-to-day pricing fluctuations. Rates under term contracts renewed in the 2006 first quarter increased in the 4% to 6% average range, primarily the result of continued strong industry demand and high utilization of tank barges. Spot market rates for the 2006 first quarter, including fuel, for most product lines were generally higher than contract rates and were approximately 5% to 10% higher on average than 2005 fourth quarter spot market rates. Effective January 1, 2006, escalators for labor and the producer price index on numerous multi-year contracts increased rates on such contracts by 2.5% to 3%.

Marine Transportation Costs and Expenses

Costs and expenses for the 2006 first quarter increased 16% compared with the 2005 first quarter, reflecting the higher costs and expenses associated with increased marine transportation demand noted above.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation Costs and Expenses - (Continued)

Costs of sales and operating expenses for the 2006 first quarter increased 19% compared with the first three months of 2005, reflecting increased salaries and related expenses, additional expenses associated with the increased demand, higher towboat and tank barge maintenance expenditures, and increased rates for chartered towboats. In addition, the higher price of diesel fuel consumed, as noted below, resulted in higher fuel costs. During the 2006 and 2005 first quarters, the Company operated an average of 239 towboats. During the 2006 first quarter, the Company consumed 13.3 million gallons of diesel fuel, slightly higher than the 13.2 million consumed in the 2005 first quarter.

The average price per gallon of diesel fuel consumed during the 2006 first quarter was $1.84 compared with $1.32 per gallon for the first quarter of 2005. Term contracts contain fuel escalation clauses that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before the contracts are adjusted.

Selling, general and administrative expenses for the 2006 first quarter increased 11% compared with the 2005 first quarter, primarily reflecting January 1, 2006 salary increases and related expenses, higher incentive compensation accruals, the impact of expensing stock options effective January 1, 2006 in accordance with SFAS No. 123R and the consolidation of Dixie Fuels and Osprey in 2006.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2006 first quarter increased 46% compared with the 2005 first quarter. The operating margin increased to 18.4% compared with 15.2% for the first quarter of 2005. Continued strong demand, favorable first quarter 2006 weather conditions, higher contract and spot market pricing, a favorable fuel pricing trend and the January 1, 2006 escalators on numerous multi-year contracts positively impacted the operating income and operating margin.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2006 compared with the three months ended March 31, 2005 (dollars in thousands):

	Three months ended March 31,
	2006	2005	% Change

Diesel engine services revenues	$35,520	$27,234	30%

Costs and expenses:
Costs of sales and operating expenses	25,407	20,269	25
Selling, general and administrative	3,922	3,110	26
Taxes, other than on income	87	110	(21)
Depreciation and amortization	339	278	22
	29,755	23,767	25
Operating income	$5,765	$3,467	66%

Operating margins	16.2%	12.7%

Diesel Engine Services Revenues

Diesel engine services revenues for the 2006 first quarter increased 30% compared with the first quarter of 2005 and were positively impacted by service modification projects and direct parts sales in the power generation market, and overall improved service levels and parts sales in the Gulf Coast, Great Lakes and East Coast marine markets and offshore oil service market. Historically, the first quarter is the diesel engine services segment’s highest revenue quarter, as the segment provides service to upper Mississippi River and Great Lakes customers whose business levels are typically slower during the winter months. The Company also benefited from higher service rates and parts pricing implemented during 2005 and in the 2006 first quarter.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2006 first quarter increased 25% compared with the 2005 first quarter. Costs of sales and operating expenses increased 25%, reflecting the higher service and direct parts activity noted above, as well as increases in salaries and other related benefit expenses effective January 1, 2006. Selling, general and administrative expenses increased 26%, primarily due to a January 1, 2006 increase in salaries and related expenses, higher incentive compensation accruals and the expensing of stock options effective January 1, 2006.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2006 first quarter increased 66% compared with the 2005 first quarter, reflecting the stronger markets noted above, increased service and parts pricing, as well as higher service revenue versus parts revenue mix. During the 2006 first quarter, 59% of the segment’s revenue was from service versus 58% for the 2005 first quarter. The higher operating margin, 16.2% for the 2006 first quarter versus 12.7% for the 2005 first quarter, was primarily a reflection of the higher margin service revenue mix, increased pricing for service and parts and higher labor utilization.

General Corporate Expenses

General corporate expenses for the 2006 first quarter were $2,219,000 compared with $1,997,000 for the first quarter of 2005. The 11% increase primarily reflected increases in salaries and related expenses effective January 1, 2006, higher employee incentive compensations accruals and the expensing of stock options effective January 1, 2006.

Gain (Loss) on Disposition of Assets

The Company reported a net gain on disposition of assets of $157,000 for the 2006 first quarter and $192,000 for the 2005 first quarter, predominantly from the sale of marine equipment.

Other Income and Expenses

The following table sets forth equity in earnings (loss) of marine affiliates, other income (expense) and interest expense for the three months ended March 31, 2006 compared with the three months ended March 31, 2005 (dollars in thousands):

	Three months ended March 31,
	2006	2005	% Change

Equity in earnings (loss) of marine affiliates	$466	$(703)	N/A
Other income (expense)	$66	$(316)	N/A
Interest expense	$(2,698)	$(3,146)	(14)%

Equity in Earnings (Loss) of Marine Affiliates

Equity in earnings (loss) of marine affiliates for the 2006 first quarter were $466,000, consisting primarily of the Company’s portion of the January and February 2006 earnings from the 35% owned offshore marine partnership operating four offshore dry-cargo barge and tug units. On March 1, 2006, the Company purchased the remaining 65% interest in the marine partnership and the March results were consolidated. For the 2005 first quarter, equity in earnings (loss) of marine affiliates consisted primarily of the 35% owned offshore partnership and a 33% interest in Osprey, a barge feeder service for cargo containers. For the 2005 first quarter a loss of $703,000 was recorded, primarily attributable to a heavy maintenance shipyard schedule for the 35% owned offshore marine partnership, as well as start-up costs for Osprey’s coastal service along the Gulf of Mexico, which began in late 2004 and ended in October 2005. Effective January 1, 2006, the Company acquired an additional one-third interest in Osprey and Osprey’s results were consolidated for the 2006 first quarter.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Interest Expense

Interest expense for the 2006 first quarter decreased 14% compared with the first quarter of 2005, due to lower average debt and a favorable interest adjustment associated with the final settlement of the audit of the Company’s 2002 through 2004 federal tax returns with the Internal Revenue Service in the first quarter of 2006. The average debt and average interest rate for the 2006 and 2005 first quarters, including the effect of interest rate swaps and excluding the Internal Revenue Service interest expense, were $200,614,000 and 6.0%, and $211,717,000 and 6.0%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of March 31, 2006 were $1,068,045,000, a 4% increase compared with $1,025,548,000 as of December 31, 2005. The following table sets forth the significant components of the balance sheet as of March 31, 2006 compared with December 31, 2005 (dollars in thousands):

	March 31,	December 31,
	2006	2005	% Change
Assets:
Current assets	$205,997	$186,276	11%
Property and equipment, net	667,846	642,381	4
Investment in marine affiliates	1,962	11,866	(83)
Goodwill, net	165,244	160,641	3
Other assets	26,996	24,384	11
	$1,068,045	$1,025,548	4%
Liabilities and stockholders’ equity:
Current liabilities	$147,880	$139,821	6%
Long-term debt - less current portion	200,506	200,032	—
Deferred income taxes	127,900	126,755	1
Minority interest and other long-term liabilities	18,365	21,398	(14)
Stockholders’ equity	573,394	537,542	7
	$1,068,045	$1,025,548	4%

Current assets as of March 31, 2006 increased 11% compared with December 31, 2005, reflecting an 11% increase in trade accounts receivable, primarily due to a 29% increase in diesel engine services revenues during the first quarter of 2006 over the 2005 fourth quarter, and the acquisition of the Dixie Fuels and Osprey current assets in the 2006 first quarter. Inventory - finished goods for diesel engine services segment increased 19%, reflecting additional inventory to support the stronger service activity and direct parts sales during the 2006 first quarter, as well as service projects to be delivered in the 2006 second quarter.

Property and equipment, net of accumulated depreciation, at March 31, 2006 increased 4% compared with December 31, 2005. The increase reflected $21,626,000 of capital expenditures for the 2006 first quarter, more fully described under Capital Expenditures below, the fair value of the property and equipment acquired in the Dixie Fuels and Osprey transactions of $18,410,000, the purchase of two towboats for $650,000, less $14,915,000 of depreciation expense and $306,000 of property disposals during the 2006 first quarter.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Balance Sheet - (Continued)

Investment in marine affiliates as of March 31, 2006 decreased 83% compared with December 31, 2005, primarily reflecting the consolidation of the Dixie Fuels and Osprey equity investments which were previously recorded under the equity method of accounting prior to their acquisition by the Company in the 2006 first quarter. Both transactions are more fully described under Acquisitions above.

Goodwill - net as of March 31, 2006 increased 3% compared with December 31, 2005, reflecting the goodwill recorded in the January 2006 acquisition of an additional 33% interest in Osprey, bringing the Company’s ownership to 67%. Osprey was previously recorded under the equity method of accounting.

Other assets as of March 31, 2006 increased 11% compared with December 31, 2005. The increase was primarily attributable to an increase in intangibles related to the value assigned to the PFC marine transportation contract in the Dixie Fuels acquisition and the repurchase of a diesel engine distribution agreement, partially offset by the amortization of the long-term pension asset.

Current liabilities as of March 31, 2006 increased 6% compared with December 31, 2005. Income taxes payable increased 284% primarily reflecting the current federal tax provision for the 2006 first quarter, with the first federal quarterly tax payment not due until April 2006, offset by a tax payment of $2,456,000 related to an Internal Revenue Service audit of the Company’s 2002 through 2004 federal income tax returns. Accounts payable increased 16%, attributable to higher marine transportation and diesel engine services business levels and higher shipyard maintenance accruals. Accrued liabilities decreased 17%, primarily from the payment during the 2006 first quarter of employee incentive compensation bonuses accrued during 2005, and the payment during the 2006 first quarter of property taxes accrued during 2005.

Minority interest and other long-term liabilities as of March 31, 2006 decreased 14% compared with December 31, 2005, primarily due to the recording of a $2,439,000 decrease in the fair value of swap agreements, more fully described under Long-Term Financing below, and a decrease in accruals for employee deferred compensation.

Stockholders’ equity as of March 31, 2006 increased 7% compared with December 31, 2005. The increase was the result of $22,580,000 of net earnings for the first three months of 2006, $6,615,000 decrease in treasury stock, a decrease of $254,000 in additional paid-in capital, a $1,851,000 increase in accumulated other comprehensive income and an increase of $5,060,000 in unearned compensation. The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock. The increase in accumulated other comprehensive income resulted from the net changes in fair value of interest rate swap agreements, net of taxes, more fully described under Long-Term Financing below. As a result of the adoption of SFAS No. 123R, the balance of $5,060,000 in unearned compensation as of January 1, 2006 was reclassified to and reduced the balance of additional paid-in capital.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Long-Term Financing

The Company has a $150,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JP Morgan Chase Bank as the agent bank, and with a maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in bank commitments under the agreement from $150,000,000 up to a maximum of $225,000,000 without further amendments to the agreement. The Company did not have any borrowings outstanding under the Revolving Credit Facility as of March 31, 2006. The Revolving Credit Facility includes a $10,000,000 commitment which may be used for standby letters of credit of which $7,612,000 was outstanding as of March 31, 2006. The Company was in compliance with all Revolving Credit Facility covenants as of March 31, 2006.

On May 31, 2005, the Company issued $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013. The 2005 Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The 2005 Senior Notes are callable, at the Company’s option, with a 2% prepayment premium during the first year, 1% during the second year and at par thereafter. No principal payments are required until maturity in February 2013. The proceeds of the 2005 Senior Notes were used to repay the outstanding balance of the Company’s $200,000,000 unsecured floating rate senior notes due February 2013 with an interest rate equal to LIBOR plus a margin of 1.2%. With the early extinguishment, the Company expensed $1,144,000 of unamortized financing costs associated with the retired senior notes during the 2005 second quarter. As of March 31, 2006, $200,000,000 was outstanding under the 2005 Senior Notes and the Company was in compliance with all 2005 Senior Notes covenants.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit. The Credit Line, which matures on July 11, 2006, allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of March 31, 2006. Outstanding letters of credit under the Credit Line were $630,000 as of March 31, 2006.

The Company has an uncommitted $5,000,000 revolving credit note (“Credit Note”) with BNP Paribas (“BNP”) for short-term liquidity needs. The Credit Note, which matures on December 31, 2006, allows the Company to borrow at an interest rate equal to BNP’s current day cost of funds plus .35%. The Company did not have any borrowings outstanding under the Credit Note as of March 31, 2006.

The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate debt with a maturity of nine months or longer. As of March 31, 2006, $121,000,000 was available under the shelf registration, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, working capital requirements and reductions of the Company’s Revolving Credit Facility and 2005 Senior Notes. As of March 31, 2006, there were no outstanding debt securities under the shelf registration.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Long-Term Financing - (Continued)

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent that the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of March 31, 2006, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional amount	Trade date	Effective date	Termination date	Fixed pay rate	Receive rate
$100,000	September 2003	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	April 2004	April 2004	May 2009	4.00%	Three-month LIBOR

These interest rate swaps hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2006 first quarter. At March 31, 2006, the fair value of the interest rate swap agreements was $408,000, of which $1,711,000 and $1,303,000 was recorded as other assets and other long-term liability, respectively, for swap maturities greater than twelve months. The Company has recorded in interest expense, losses related to the interest rate swap agreements of $213,000 and $957,000 for the three months ended March 31, 2006 and 2005, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $150,000 of net gains included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of March 31, 2006 and 2005 based on quoted market values of the Company’s portfolio of derivative instruments.

Capital Expenditures

Capital expenditures for the 2006 first quarter were $21,626,000, of which $5,056,000 was for construction of new tank barges and towboats, and $16,570,000 was primarily for upgrading of the existing marine transportation fleet.

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

In June 2004, the Company entered into a contract for the construction of eleven 30,000 barrel capacity inland tank barges with four for use in the transportation of petrochemicals and refined petroleum products and seven for use in the transportation of black oil products. Three of the barges were delivered in the 2005 first quarter and the remaining eight were delivered in the 2005 second quarter. The purchase price of the 11 barges was $24,660,000, of which $24,614,000 was expended in 2005, with the balance expended in 2006. Financing of the construction of the 11 barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Capital Expenditures - (Continued)

In July 2004, the Company entered into a contract for the construction of six 30,000 capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products, and one 30,000 barrel capacity specialty petrochemical barge. One barge was delivered in the 2005 second quarter, four in the 2005 third quarter, one in the 2005 fourth quarter and one in the 2006 first quarter. The purchase price of the seven barges was $14,952,000, of which $3,874,000 was expended in 2004, $10,869,000 in 2005 and the balance expended in 2006. Financing of the construction of the seven barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

In November 2004, the Company entered into a contract for the construction of twenty 10,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Eight of the barges were delivered in the 2005 third quarter and 12 in the 2005 fourth quarter. The purchase price of the 20 barges was approximately $22,649,000, of which $21,857,000 was expended in 2005, with the balance expended in 2006. Financing of the construction of the 20 barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

In July 2005, the Company entered into a contract for the construction of ten 30,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Delivery of the 10 barges is scheduled for May 2006 through March 2007. The purchase price of the 10 barges is approximately $18,000,000, subject to adjustment based on steel prices, of which $3,661,000 was expended in 2005 and $2,878,000 in the 2006 first quarter. Financing of the construction of the 10 barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.

In July 2005, the Company entered into a contract for the construction of thirteen 30,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Delivery of the 13 barges is scheduled for June through November 2006. The purchase price of the 13 barges is approximately $27,000,000, subject to adjustments based on steel prices, of which no expenditures were made in 2005 or the 2006 first quarter. Financing of the construction of the 13 barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.

In December 2005, the Company entered into a contract for the construction of four 2100 horsepower towboats for use primarily with upriver movements. Delivery of the four towboats is scheduled from September 2006 through the 2007 first quarter. The purchase price of the four towboats is approximately $13,000,000, subject to adjustments based on steel prices, of which $3,220,000 was expended in 2005 and $1,131,000 in the 2006 first quarter. Financing of the construction of the four towboats will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.

In March 2006, the Company entered into a contract for the construction of twelve 30,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Delivery of the 12 barges is scheduled for January through June 2007. The purchase price of the 12 barges is approximately $28,000,000, subject to adjustment based on steel prices, of which no expenditures were made in the 2006 first quarter. Financing of the construction of the 12 barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Capital Expenditures - (Continued)

In April 2006, the Company entered into a contract for the construction of eight 30,000 barrel capacity inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Delivery of the eight barges is scheduled for April 2007 through February 2008. The purchase price of the eight barges is approximately $15,000,000, subject to adjustments based on steel prices, of which no expenditures were made in the 2006 first quarter. Financing of the construction of the eight barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.

A number of barges in the combined black oil fleet of the Company and Coastal Towing, Inc. (“Coastal”) are scheduled to be retired and replaced with new barges. Under the Company’s barge management agreement with Coastal, Coastal has the right to maintain its same capacity share of the combined fleet by building replacement barges as older barges are retired.

Funding for future capital expenditures and new barge and towboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

During the 2006 first quarter, the Company did not purchase any treasury stock. As of May 9, 2006, the Company had 1,210,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $31,306,000 during the three months ended March 31, 2006, 14% lower than the $36,302,000 generated during the three months ended March 31, 2005. The decrease in the 2006 versus 2005 first quarter reflected negative cash flows resulting from changes in operating assets and liabilities, partially offset by stronger earnings in the 2006 first quarter versus the 2005 first quarter. The cash flows from changes in operating assets and liabilities were lower in the 2006 first quarter primarily due to a larger inventory increase to accommodate increased diesel engine services activity levels. In addition, the Company had a smaller increase in accounts payable in the 2006 first quarter versus the 2005 first quarter.

The Company accounts for its ownership in its two marine partnerships under the equity method of accounting, recognizing cash flow upon the receipt or distribution of cash from the partnerships. For the three months ended March 31, 2005, the Company received cash of $490,000 from the partnerships.

Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings associated with each of the above and other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of May 9, 2006, $142,388,000 under its Revolving Credit Facility and $121,000,000 under its shelf registration program, subject to mutual agreement and terms. As of May 8, 2006, the Company had $9,370,000 available under its Credit Line and $5,000,000 under the Credit Note.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Liquidity - (Continued)

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

The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $11,650,000 at March 31, 2006, including $10,730,000 in letters of credit and debt guarantees, and $920,000 in performance bonds, of which $683,000 relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent that the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of March 31, 2006, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional amount	Trade date	Effective date	Termination date	Fixed pay rate	Receive rate
$100,000	September 2003	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	April 2004	April 2004	May 2009	4.00%	Three-month LIBOR

These interest rate swaps hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2006 first quarter. At March 31, 2006, the fair value of the interest rate swap agreements was $408,000, of which $1,711,000 and $1,303,000 was recorded as other assets and other long-term liability, respectively, for swap maturities greater than twelve months. The Company has recorded in interest expense, losses related to the interest rate swap agreements of $213,000 and $957,000 for the three months ended March 31, 2006 and 2005, respectively. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $150,000 of net gains included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of March 31, 2006 and 2005 based on quoted market values of the Company’s portfolio of derivative instruments.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
PART II - OTHER INFORMATION

Item 4.	Results of Votes of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on April 25, 2006.

(b)
Class II Directors elected to serve until the 2009 Annual Meeting of Stockholders were Bob G. Gower, Monte J. Miller and Joseph H. Pyne. Class III Directors continuing to serve until the 2007 Annual Meeting of Stockholders are C. Sean Day, William M. Lamont, Jr. and C. Berdon Lawrence. Class I Directors continuing to serve until the 2008 Annual Meeting of Stockholders are Walter E. Johnson and George A. Peterkin, Jr. On April 25, 2006, David L. Lemmon was elected by the Board of Directors as a Class I Director, replacing Robert G. Stone, Jr. who passed away on April 18, 2006.

The number of for and withheld votes with respect to the election of the Class II Directors was as follows:

Bob G. Gower	For	23,930,524	Withheld	194,702
Monte J. Miller	For	23,146,009	Withheld	979,217
Joseph H. Pyne	For	23,325,643	Withheld	799,583

(c)
A proposal to ratify the Audit Committee’s selection of KPMG LLP as the Company’s independent registered public accountants for 2006. The number of for, against and abstain votes with respect to the matter was as follows:

For	23,422,043
Against	694,623
Abstain	8,560

Item 6.	Exhibits

31.1 - Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2 - Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32 - Certification Pursuant to 13 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION
(Registrant)

By:	/s/ NORMAN W. NOLEN
Norman W. Nolen
Executive Vice President, Treasurer and Chief Financial Officer
Dated: May 9, 2006