Form 10-Q
period 2006-06-30
KIRBY CORP
filed 2006-08-07
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on August 7, 2006 was 53,000,000.

Part I Financial Information

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2006	2005
	($ in thousands)
Current assets:
Cash and cash equivalents	$1,278	$17,838
Accounts receivable:
Trade - less allowance for doubtful accounts	151,787	118,259
Other	21,043	8,440
Inventory - finished goods	38,321	18,967
Prepaid expenses and other current assets	20,642	19,002
Deferred income taxes	3,864	3,770

Total current assets	236,935	186,276

Property and equipment	1,188,356	1,101,159
Less accumulated depreciation	484,576	458,778

	703,780	642,381

Investment in marine affiliates	2,076	11,866
Goodwill - net	221,226	160,641
Other assets	43,736	24,384

	$1,207,753	$1,025,548

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2006	2005
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$844	$4
Income taxes payable	307	2,669
Accounts payable	81,213	68,895
Accrued liabilities	66,548	61,664
Deferred revenues	7,025	6,589

Total current liabilities	155,937	139,821

Long-term debt - less current portion	284,590	200,032
Deferred income taxes	141,963	126,755
Minority interests	2,946	3,088
Other long-term liabilities	16,270	18,310

	445,769	348,185

Contingencies and commitments	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized as of June 30, 2006, 120,000,000 shares, issued 57,337,000 shares; Authorized as of December 31, 2005, 60,000,000 shares, issued 30,907,000 shares	5,734	3,091
Additional paid-in capital	205,235	204,453
Accumulated other comprehensive income - net	1,241	(2,028)
Unearned compensation	—	(5,060)
Retained earnings	474,813	428,900
	687,023	629,356

Less cost of 4,334,000 shares in treasury (4,936,000 at December 31, 2005)	80,976	91,814

	606,047	537,542

	$1,207,753	$1,025,548

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENT OF EARNINGS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$204,088	$170,742	$393,471	$327,952
Diesel engine services	39,204	28,534	74,724	55,768

	243,292	199,276	468,195	383,720
Costs and expenses:
Costs of sales and operating expenses	157,595	128,267	301,973	248,194
Selling, general and administrative	26,518	22,228	50,279	43,187
Taxes, other than on income	3,403	2,909	6,590	6,095
Depreciation and amortization	15,515	13,964	30,605	28,945
Gain on disposition of assets	(785)	(1,795)	(942)	(1,987)

	202,246	165,573	388,505	324,434

Operating income	41,046	33,703	79,690	59,286
Equity in earnings of marine affiliates	87	707	553	4
Loss on debt retirement	—	(1,144)	—	(1,144)
Other expense	(134)	(400)	(68)	(716)
Interest expense	(3,304)	(3,113)	(6,002)	(6,259)

Earnings before taxes on income	37,695	29,753	74,173	51,171
Provision for taxes on income	(14,362)	(11,306)	(28,260)	(19,445)

Net earnings	$23,333	$18,447	$45,913	$31,726

Net earnings per share of common stock:
Basic	$.44	$.37	$.88	$.64
Diluted	$.44	$.36	$.86	$.62

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2006	2005
	($ in thousands)
Cash flows from operating activities:
Net earnings	$45,913	$31,726
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	30,605	28,945
Deferred income taxes	(44)	(716)
Loss on debt retirement	—	1,144
Gain on disposition of assets	(942)	(1,987)
Equity in (earnings) loss of marine affiliates, net of distributions	(553)	1,466
Amortization of unearned compensation	3,330	740
Other	198	481
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	(15,973)	2,275
Net cash provided by operating activities	62,534	64,074

Cash flows from investing activities:
Capital expenditures	(64,386)	(63,563)
Acquisitions of business and marine equipment, net of cash acquired	(116,773)	(7,000)
Proceeds from disposition of assets	2,020	5,512
Other	231	162
Net cash used in investing activities	(178,908)	(64,889)

Cash flows from financing activities:
Proceeds from bank credit facilities, net	82,500	200
Proceeds from senior notes	—	200,000
Payments on senior notes	—	(200,000)
Payments on long-term debt	(47)	(1,302)
Proceeds from exercise of stock options	10,999	3,332
Tax benefit from equity compensation plans	5,550	—
Other	812	(259)
Net cash provided by financing activities	99,814	1,971
Increase (decrease) in cash and cash equivalents	(16,560)	1,156
Cash and cash equivalents, beginning of year	17,838	629
Cash and cash equivalents, end of period	$1,278	$1,785
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$6,109	$6,228
Income taxes	$26,162	$18,125
Non-cash investing activity:
Accrued payable for working capital adjustment related to acquisitions	$81	$—
Disposition of assets for note receivables	$1,310	$363
Cash acquired in acquisitions	$2,867	$—
Debt assumed in acquisition	$2,625	$—

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006 and December 31, 2005, and the results of operations for the three months and six months ended June 30, 2006 and 2005.

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

On April 25, 2006, the Board of Directors declared a two-for-one stock split of the Company’s common stock. Stockholders of record on May 10, 2006 received one additional share of common stock for each share of common stock held on that day, with a distribution date of May 31, 2006. All references to number of shares and per share information in the accompanying unaudited condensed financial statements have been adjusted to reflect the stock split.

(2)	ACQUISITIONS

On June 7, 2006, a wholly owned subsidiary of the Company, Marine Systems, Inc., purchased the stock of Global Power Holding Company, a privately held company that owns all of the outstanding equity of Global Power Systems, L.L.C. (“Global”). The Company purchased Global for an aggregate consideration (before post-closing adjustments) of $101,678,000, consisting of $98,816,000 in cash, the assumption of $2,625,000 of debt and $237,000 of merger costs. Global is a Gulf Coast high-speed diesel engine services provider, operating factory-authorized full service marine market dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines, and Allison transmissions, as well as an authorized marine dealer for Caterpillar in Louisiana. As a result of the acquisition, the Company recorded $55,982,000 of goodwill and $16,292,000 of intangibles. The intangibles have a weighted average amortization period of approximately 16 years. Revenues for Global were approximately $63,000,000 in 2005. Financing of the cash portion of the acquisition was through a combination of existing cash and the Company’s revolving credit facility.

On April 5, 2006, the Company purchased Gulf Coast Fire & Safety Service Company (“Gulf Coast Fire & Safety”) for $1,008,000 in cash. Gulf Coast Fire & Safety provides sales and rental of equipment and various technical services related to fire suppression and protection, and will be part of the Logistics Management division, the Company’s shore tankering operations and in-plant operations group. Financing of the acquisition was through the Company’s operating cash flows.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(2)	ACQUISITIONS - (Continued)

On March 1, 2006, the Company purchased from Progress Fuels Corporation (“PFC”) the remaining 65% interest in Dixie Fuels Limited (“Dixie Fuels”) for $15,590,000, subject to post-closing drydocking expenditures. The Dixie Fuels partnership, formed in 1977, was 65% owned by PFC and 35% owned by the Company. As part of the transaction, the Company extended the expiration date of its marine transportation contract with PFC from 2008 to 2010. Revenues for Dixie Fuels for 2005 were approximately $26,200,000. Financing of the acquisition was through the Company’s operating cash flows.

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

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against income for the Company’s stock award plans and the income tax benefit recognized in the income statement for stock awards were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Compensation cost	$1,900	$452	$3,330	$740
Income tax benefit	$724	$172	$1,269	$282

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

The following table summarizes pro forma net earnings and earnings per share for the three months and six months ended June 30, 2005 assuming the Company had used the fair value method of accounting for its stock award plans (in thousands, except per share amounts):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net earnings, as reported	$18,447	$31,726
Add: Total stock-based employee compensation expense included in net income, net of related tax effects	280	458
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(703)	(1,248)
Pro forma net earnings	$18,024	$30,936
Earnings per share:
Basic - as reported	$.37	$.64
Basic - pro forma	$.36	$.62
Diluted - as reported	$.36	$.62
Diluted - pro forma	$.35	$.60

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(3)	STOCK AWARD PLANS - (Continued)

The Company has six employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock. For all of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to February 10, 2000 are ten years and the options vest ratably over four years. Options granted on and after February 10, 2000 have terms of five years and vest ratably over three years. At June 30, 2006, 1,842,212 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

The following is a summary of the stock award activity under the employee plans described above for the six months ended June 30, 2006:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2005	1,798,212	$14.56
Granted	426,546	$27.17
Exercised	(996,050)	$12.40
Canceled or expired	(1,388)	$16.96
Outstanding June 30, 2006	1,227,320	$18.24

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at June 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$8.95 - $9.94	86,000	1.9	$9.35		86,000	$9.35
$12.78 - $14.09	268,668	1.34	$12.98		268,668	$12.98
$15.08 - $16.96	432,844	2.57	$16.90		222,366	$16.96
$20.89 - $22.05	216,400	3.66	$21.78		72,126	$21.78
$25.69 - $27.60	223,408	4.62	$27.17		—	—
$8.95 - $27.60	1,227,320	2.83	$18.24	$26,088,000	649,160	$14.84	$16,009,000

The Company has three director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options can be granted under two of the plans. The third plan, the 2000 Director Plan, provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan provides for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are 10 years. The options granted when first elected as a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At June 30, 2006, 173,690 shares were available for future grants under the nonemployee director plans. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(3)	STOCK AWARD PLANS - (Continued)

The following is a summary of the stock award activity under the director plans described above for the six months ended June 30, 2006:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2005	354,722	$14.02
Granted	75,496	$35.20
Exercised	(86,902)	$14.92
Outstanding June 30, 2006	343,316	$17.81

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at June 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.53 - $9.94	41,692	2.69	$9.64		41,692	$9.64
$10.07 - $12.75	123,426	5.13	$11.33		123,426	$11.33
$15.74 - $20.28	112,162	7.31	$17.73		112,162	$17.73
$35.17 - $36.22	66,036	9.83	$35.20		21,008	$35.19
$8.53 - $36.22	343,316	6.44	$17.81	$7,447,000	298,288	$15.18	$7,254,000

The total intrinsic value of all options exercised and restricted stock vestings under all of the Company’s plans was $19,189,000 and $5,780,000 for the six months ended June 30, 2006 and 2005, respectively. The actual tax benefit realized for tax deductions from stock award plans was $7,311,000 and $2,202,000 for the six months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, there was $3,634,000 of unrecognized compensation cost related to nonvested stock options and $9,452,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.6 years and restricted stock over approximately 3.1 years. The total fair value of shares vested was $4,655,000 and $3,486,000 during the six months ended June 30, 2006 and 2005, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(3)	STOCK AWARD PLANS - (Continued)

The weighted average fair value of options granted during the six months ended June 30, 2006 and 2005 was $10.18 and $6.89 per share, respectively. The fair value of the options granted during the six months ended June 30, 2006 and 2005 was $2,294,000 and $1,443,000, respectively. The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the six months ended June 30, 2006 and 2005 were as follows:

	Six months ended June 30,
	2006	2005
Dividend yield	None	None
Average risk-free interest rate	4.9%	3.9%
Stock price volatility	25%	27%
Estimated option term	Four or nine years	Four or nine years

(4)	LONG-TERM DEBT

The Company has an unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks with JP Morgan Chase Bank as the agent bank. On June 14, 2006, the Company increased the Revolving Credit Facility to $250,000,000 from a previous $150,000,000 facility, and extended the maturity date to June 14, 2011 from the previous maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. The unsecured Revolving Credit Facility has a variable interest rate spread based on the London Interbank Offered Rate (”LIBOR”) that varies with the Company’s senior debt rating and the level of debt outstanding. As of June 30, 2006, the Company has $82,500,000 of borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit of which $7,612,000 was outstanding as of June 30, 2006. The Company was in compliance with all Revolving Credit Facility covenants as of June 30, 2006.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(5)	COMPREHENSIVE INCOME

The Company’s total comprehensive income for the three months and six months ended June 30, 2006 and 2005 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net earnings	$23,333	$18,447	$45,913	$31,726
Change in fair value of derivative financial instruments, net of tax	1,418	(2,826)	3,269	(114)
Total comprehensive income	$24,751	$15,621	$49,182	$31,612

(6)	SEGMENT DATA

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(6)	SEGMENT DATA - (Continued)

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and six months ended June 30, 2006 and 2005 and total assets as of June 30, 2006 and December 31, 2005 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues:
Marine transportation	$204,088	$170,742	$393,471	$327,952
Diesel engine services	39,204	28,534	74,724	55,768
	$243,292	$199,276	$468,195	$383,720

Segment profit (loss):
Marine transportation	$37,998	$30,683	$72,939	$54,604
Diesel engine services	5,875	3,443	11,640	6,910
Other	(6,178)	(4,373)	(10,406)	(10,343)
	$37,695	$29,753	$74,173	$51,171

	June 30,	December 31,
	2006	2005
Total assets:
Marine transportation	$993,331	$928,408
Diesel engine services	197,556	55,113
Other	16,866	42,027
	$1,207,753	$1,025,548

The following table presents the details of “Other” segment profit (loss) for the three months and six months ended June 30, 2006 and 2005 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

General corporate expenses	$(3,612)	$(2,218)	$(5,831)	$(4,215)
Gain on disposition of assets	785	1,795	942	1,987
Interest expense	(3,304)	(3,113)	(6,002)	(6,259)
Equity in earnings of marine affiliates	87	707	553	4
Loss on debt retirement	—	(1,144)	—	(1,144)
Other expense	(134)	(400)	(68)	(716)
	$(6,178)	$(4,373)	$(10,406)	$(10,343)

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(6)	SEGMENT DATA - (Continued)

The following table presents the details of “Other” total assets as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005

General corporate assets	$14,790	$30,161
Investment in marine affiliates	2,076	11,866
	$16,866	$42,027

(7)	TAXES ON INCOME

Earnings before taxes on income and details of the provision (credit) for taxes on income for the three months and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Earnings before taxes on income - United States	$37,695	$29,753	$74,173	$51,171

Provision (credit) for taxes on income:
Federal
Current	$13,070	$10,790	$25,628	$18,701
Deferred	(138)	(555)	(184)	(1,098)
State and local	1,430	1,071	2,816	1,842
	$14,362	$11,306	$28,260	$19,445

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(8)	EARNINGS PER SHARE OF COMMON STOCK

The following table presents the components of basic and diluted earnings per share of common stock for the three months and six months ended June 30, 2006 and 2005 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net earnings	$23,333	$18,447	$45,913	$31,726

Shares outstanding:
Weighted average common stock outstanding	52,450	49,890	52,268	49,814
Effect of dilutive securities:
Employee and director common stock plans	961	1,394	940	1,410
	53,411	51,284	53,208	51,224

Basic earnings per share of common stock	$.44	$.37	$.88	$.64
Diluted earnings per share of common stock	$.44	$.36	$.86	$.62

Certain outstanding options to purchase approximately 22,000 and 166,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2006 and 2005, respectively, as such stock options would have been antidilutive.

(9)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for vessel personnel. The plan benefits are based on an employee’s years of service and compensation. The plan assets consists primarily of equity and fixed income securities.

The Company’s pension plan funding strategy is to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an Accumulated Benefit Obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making the prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to contribute between $1,000,000 to $5,000,000 to its pension plan in November 2006 to fund its 2006 pension plan obligations. As of June 30, 2006, no 2006 year contributions have been made.

The Company sponsors an unfunded defined benefit health care plan that provides limited postretirement medical benefits to employees who meet minimum age and service requirements, and to eligible dependents. The plan is contributory, with retiree contributions adjusted annually.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(9)	RETIREMENT PLANS - (Continued)

The following table presents the components of net periodic benefit cost for the three months and six months ended June 30, 2006 and 2005 (in thousands):

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net periodic benefit cost:
Service cost	$1,349	$1,174	$2,695	$2,303
Interest cost	1,476	1,295	2,950	2,576
Expected return on assets	(1,845)	(1,554)	(3,686)	(3,197)
Amortization of prior service cost	(23)	(23)	(45)	(45)
Amortization of actuarial loss	759	596	1,515	1,153
Net periodic benefit cost	$1,716	$1,488	$3,429	$2,790

	Postretirement Benefits Other Than Pensions
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net periodic benefit cost:
Service cost	$99	$91	$197	$177
Interest cost	135	66	269	186
Amortization of prior service cost	10	10	20	20
Amortization of actuarial loss	(6)	(46)	(12)	(72)
Net periodic benefit cost	$238	$121	$474	$311

(10)	CONTINGENCIES

The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $11,650,000 at June 30, 2006, including $10,730,000 in letters of credit and debt guarantees, and $920,000 in performance bonds, of which $683,000 relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(10)	CONTINGENCIES - (Continued)

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

(11)	SUBSEQUENT EVENTS

On July 21, 2006, the Company purchased the assets of Marine Engine Specialists, Inc. (“MES”) for $3,600,000 in cash, subject to post-closing inventory adjustments. MES is a Gulf Coast high-speed diesel engine services provider, operating a factory-authorized full service dealership for John Deere, as well as a service provider for Detroit Diesel. Financing of the acquisition was through the Company’s Revolving Credit Facility.

On July 24, 2006, the Company signed an agreement to purchase the assets of Capital Towing Company (“Capital”) for approximately $15,000,000 in cash. Capital owns 11 towboats, six of which are currently on charter to the Company. One towboat is currently under charter to another company and that charter expires within 30 days. The remaining four are under charters with other companies with terms expiring within the next ten months. The six towboats currently chartered to the Company were purchased for $9,721,000 on August 4, 2006 and were financed through the Company’s Revolving Credit Facility. The remaining five towboats will be purchased upon expiration of their present charters and will also be financed through the Company’s Revolving Credit Facility. The Company and Capital have entered into a charter agreement whereby Capital will continue to operate the towboats. The vessel crew will remain employees of Capital.

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

On April 25, 2006, the Board of Directors declared a two-for-one stock split of the Company’s common stock. Stockholders of record on May 10, 2006 received one additional share of common stock for each share of common stock held on that day, with a distribution date of May 31, 2006. All references to number of shares and per share information in the accompanying unaudited condensed financial statements have been adjusted to reflect the stock split.

For purposes of the Management’s Discussion, all earnings per share are “Diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings for the three months and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted average number of common stock-diluted	53,411	51,284	53,208	51,224

The increase in the weighted average number of common shares for both 2006 periods compared with the 2005 periods primarily reflected the issuance of restricted stock and the exercise of employee and director stock options.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 897 active tank barges as of June 30, 2006 and operated an average of 241 towing vessels during the 2006 second quarter and 240 during the 2006 first six months. The Company uses the inland waterway system of the United States to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade. Through its diesel engine services segment, the Company provides after-market services for large medium-speed and high-speed diesel engines and reduction gears used in marine, power generation and railroad applications.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Overview - (Continued)

For the 2006 second quarter, the Company reported net earnings of $23,333,000, or $.44 per share, on revenues of $243,292,000, a significant improvement over 2005 second quarter net earnings of $18,447,000, or $.36 per share, on revenues of $199,276,000. For the first six months of 2006, the Company reported net earnings of $45,913,000, or $.86 per share, on revenues of $468,195,000, compared with 2005 first six months net earnings of $31,726,000, or $.62 per share, on revenues of $383,720,000. The 2006 second quarter and first half performance reflected continued strong petrochemical and black oil products demand in its marine transportation segment, coupled with higher contract rate renewals and higher spot market pricing. The diesel engine services segment also performed at strong levels in the 2006 second quarter and first half, the result of continued strong service and parts sales across the majority of its markets, combined with higher service rates and parts pricing.

Marine Transportation

For the 2006 second quarter and first six months, approximately 84% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies in the United States. Products transported include raw materials for many of the end products used widely by businesses and consumers every day - plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company’s business tends to mirror the general performance of the United States economy and the performance of the Company’s customer base. The following table shows the markets serviced by the Company, the revenue distribution for the first six months of 2006, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2006 First Six Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	68%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Housing, Consumer Goods, Clothing, Automobiles

Black Oil Products	20%	Residual Fuel, No. 6 Fuel Oil, Coker Feedstocks, Vacuum Gas, Asphalt, Boiler Fuel, Crude Oil, Ship Bunkers	Road Construction, Refinery Utilization, Fuel for Power Plants and Ships

Refined Petroleum Products	9%	Gasoline Blends, No. 2 Oil, Jet Fuel, Heating Oil	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	3%	Anhydrous Ammonia, Nitrogen Based Liquid Fertilizer, Industrial Ammonia	Agricultural Economy, Chemical Feedstock Usage

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Overview - (Continued)

The Company’s marine transportation segment’s revenue and operating income for the 2006 second quarter increased 20% and 24%, respectively, when compared with the second quarter of 2005. For the 2006 first six months, revenue and operating income increased 20% and 34%, respectively, compared with the first six months of 2005. The petrochemical market is the Company’s largest market, contributing 68% of the marine transportation revenue for the 2006 first six months. During the second quarter and first six months, the demand for the movement of petrochemicals remained strong, with term contract customers continuing to operate their plants and facilities at high utilization rates, resulting in high tank barge utilization. The black oil products market contributed 20% of 2006 first six months marine transportation revenue. This market also remained strong as refineries continued to operate at close to full capacity, generating high demand for the transportation of heavier residual oil by-products. Refined petroleum products contributed 9% of 2006 first six months marine transportation revenue, experiencing higher than normal demand for the movement of products from the Gulf Coast to the Midwest; however, the Company’s refined products volumes for the majority of the first five months of 2006 were lower as tank barges were diverted to the stronger Gulf Intracoastal Waterway petrochemical market to meet term contract requirements. In addition, the Company has continued to retire its single hull tank barges which have been used primarily to transport refined products. The agricultural chemical market, which contributed 3% of 2006 first six months marine transportation revenue, was seasonally weak due primarily to high inventory levels in the Midwest.

The 2006 second quarter was negatively impacted by an estimated $.03 to $.04 per share from diesel fuel cost recovery clauses in certain marine transportation long-term contracts. The 2006 first quarter earnings were positively impacted by an estimated $.03 to $.04 per share from fuel cost recovery under the same long-term contracts. For the first six months of 2006, the estimated impact of the diesel fuel cost recovery clauses was neutral. The results for both 2006 periods were also negatively impacted by a shortage of towboats which resulted in delays and a tight labor market which resulted in wage increases for vessel personnel.

During the 2006 second quarter and first six months, approximately 70% of the marine transportation revenues were under term contracts and 30% were spot market revenues. Rates under term contracts renewed during the 2006 second quarter and first six months increased in the 4% to 7% average range, with some contracts increasing by a higher percentage and some by a lower percentage. Effective January 1, 2006, escalators for labor and the producer price index on numerous multi-year contracts resulted in rate increases for those contracts by 2.5% to 3%. Spot market rates for the 2006 second quarter and first six months for most marine transportation markets increased over 25% compared with the 2005 corresponding periods. The Company adjusts contract rates for fuel on either a monthly or quarterly basis, depending on the specific contract. Spot market contracts are at current market rates and include the cost of fuel. During the 2006 second quarter, the average cost of fuel consumed was $1.99 per gallon, 28% higher than the $1.55 per gallon average cost of fuel consumed during the 2005 second quarter. During the 2006 first six months, the average cost of fuel consumed was $1.92, 33% higher than the $1.44 per gallon for the 2005 first six months.

Navigational delays for the 2006 second quarter were 1,378, down 23% compared with 1,790 delay days recorded in the 2005 second quarter. For the 2006 first six months, navigational delays were 3,849, down 24% compared with 5,079 delay days recorded in the 2005 first half. Delay days measure the lost time incurred by a tow (towboat and one or more barges) during transit. The measure includes transit delays caused by weather, lock congestion or closure and other navigational factors. The reduction for both 2006 periods was primarily the result of favorable weather conditions and water levels during the 2006 second quarter and unusually favorable winter weather conditions and water levels during the 2006 first quarter.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Overview - (Continued)

The marine transportation operating margin for the 2006 second quarter and first six months were 18.6% and 18.5%, respectively, an improvement when compared with operating margins of 18.0% for the 2005 second quarter and 16.7% for the 2005 first six months. Continued strong demand, contract and spot market rate increases, the January 1, 2006 escalators on long-term contracts and favorable weather conditions and water levels all contributed to the higher 2006 operating margin for both comparable periods.

Diesel Engine Services

For the 2006 second quarter and first six months, approximately 16% of the Company’s revenue was generated by its diesel engine services segment of which 62% and 61% was generated through service and 38% and 39% from parts sales, respectively. The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, are influenced by the cycles of such industries. The following table shows the markets serviced by the Company, the revenue distribution for the first six months of 2006 and the customers for each market:

Markets Serviced	2006 First Six Months Revenue Distribution	Customers
Marine	66%	Inland River Carriers - Dry and Liquid, Offshore Towing - Dry and Liquid, Offshore Oilfield Services - Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers

Power Generation	20%	Standby Power Generation, Pumping Stations

Railroad	14%	Passenger (Transit Systems), Class II Shortline, Industrial

The Company’s diesel engine services segment’s 2006 second quarter revenue and operating income increased 37% and 71%, respectively, compared with the second quarter of 2005. For the first half of 2006, revenue and operating income increased 34% and 68%, respectively, compared with the first half of 2005. The results reflected continued strong in-house and in-field service activity and direct parts sales in the majority of its markets. In addition, the Company benefited from the June 7, 2006 acquisition of Global, as well as from higher service rates and parts pricing implemented during 2005 and during the 2006 second quarter and first half.

The diesel engine services segment’s operating margin for the 2006 second quarter improved to 15.0% compared with 12.1% for the second quarter of 2005. For the first six months of 2006, the operating margin was 15.6% compared with 12.4% for the first six months of 2005. The higher margin reflected the strong markets, higher service activities, which generally earn a higher operating margin than parts sales, increased pricing for service and parts, and higher labor utilization.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Overview - (Continued)

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2006 first six months, with net cash provided from operations of $62,534,000. Net cash provided from operations for the 2005 first six months was $64,074,000. In addition, the Company generated cash of $10,999,000 from the exercise of stock options. The cash, and borrowings under the Company’s Revolving Credit Facility, were used for capital expenditures of $64,386,000, primarily for fleet replacement, enhancement and expansion, and $116,773,000 for the acquisition of the remaining 65% interest in Dixie Fuels, the acquisition of Global and Gulf Coast Fire & Safety and the purchase of five towboats. The Company’s debt-to-capitalization ratio increased from 27.1% at December 31, 2005 to 32.0% at June 30, 2006 due to borrowings under the Company’s Revolving Credit Facility to finance the acquisition of Global.

Capital expenditures were $64,386,000 for the 2006 first six months and included $19,316,000 for new tank barge and towboat construction, and $45,070,000 primarily for upgrading the existing marine transportation fleet.

The Company projects that capital expenditures for 2006 will be in the $125,000,000 to $135,000,000 range, including approximately $55,000,000 for new tank barge and towboat construction, with the remainder primarily for upgrading the existing marine transportation fleet. The 2006 program includes the construction of twenty-three 30,000 barrel tank barges at a cost of $45,000,000, subject to adjustment for the price of steel, and two 10,000 barrel tank barges for use in the petrochemical market at a cost of approximately $2,300,000, subject to adjustment for the price of steel. Fifteen of the 30,000 barrel tank barges will be additional capacity and eight will be replacement barges for older barges removed from service. The two 10,000 barrel will be additional capacity. Delivery of the twenty-three 30,000 barrel barges will be throughout 2006, with the final four barges scheduled for delivery in the 2007 first quarter. One of the 10,000 barrel barges is scheduled for delivery in December 2006 and one in the 2007 first quarter. The 2006 program also includes the construction of four 2100 horsepower inland towboats at a cost of $13,000,000, $3,200,000 of which was paid in December 2005 and included in the 2005 capital expenditures. Two towboats are scheduled to be placed into service in the second half of 2006 and two in the 2007 first quarter.

In March 2006, the Company entered into a contract for the construction of twelve 30,000 barrel tank barges at a cost of approximately $28,000,000, subject to adjustment for the price of steel. In April 2006, the Company entered into a contract for the construction of eight 30,000 barrel tank barges at a cost of approximately $15,000,000, subject to adjustment for the price of steel. In June 2006, the Company entered into a contract for the construction of two 10,000 barrel inland tank barges at a cost of approximately $2,300,000, subject to adjustment for the price of steel. Of the 20 new 30,000 barrel tank barges under contract, 14 barges will be additional capacity and 6 barges will be replacement barges for older barges removed from service. Delivery of 18 of the 20 new 30,000 barrel tank barges is scheduled throughout the 2007 year with the remaining two in the 2008 first quarter. The two 10,000 barrel tank barges will be additional capacity. One is scheduled for delivery in December 2006 and one in the 2007 first quarter. In July 2006, the Company signed a letter of intent for the construction of two 1800 horsepower towboats at a cost of approximately $6,600,000, subject to finalization of a contract. The two towboats are scheduled to be placed into service in the 2007 fourth quarter.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Overview - (Continued)

The Company remains in excellent financial position to take advantage of internal and external growth opportunities in its marine transportation and diesel engine services segments. For the marine transportation segment, external growth opportunities include potential acquisitions of independent inland tank barge operators and fleet owners seeking to single source tank barge requirements. Increasing the fleet size will allow the Company to improve asset utilization through more backhaul opportunities, faster barge turnarounds, more efficient use of horsepower, barges positioned closer to cargos, lower incremental costs due to enhanced purchasing power, minimal incremental administrative staff and less cleaning due to operating more barges with compatible prior cargos. In addition to the Global and MES acquisitions, the diesel engine services segment’s external growth opportunities include further consolidation of strategically located diesel service providers, and expanded service capability for other engine and marine gear related products.

For the remainder of 2006, the Company anticipates continued strong petrochemical, black oil and refined products volumes for its marine transportation segment. For its diesel engine services segment, the Company anticipates continued strong service activity and parts sales, with some seasonal summer slowdown.

Acquisitions

On July 21, 2006, the Company purchased the assets of MES for $3,600,000 in cash, subject to post-closing inventory adjustments. MES is a Gulf Coast high-speed diesel engine services provider, operating a factory-authorized full service dealership for John Deere, as well as a service provider for Detroit Diesel.

On July 24, 2006, the Company signed an agreement to purchase the assets of Capital for approximately $15,000,000 in cash. Capital owns 11 towboats, six of which are currently on charter to the Company. One towboat is currently under charter to another company and that charter expires within 30 days. The remaining four are under charters with other companies with terms expiring within the next ten months. The six towboats currently chartered to the Company were purchased for $9,721,000 on August 4, 2006. The remaining five towboats will be purchased upon expiration of their present charters. The Company and Capital have entered into a charter agreement whereby Capital will continue to operate the towboats. The vessel crews will remain employees of Capital.

On June 7, 2006, the Company purchased the stock of Global for an aggregate consideration (before post-closing adjustments) of $101,678,000, consisting of $98,816,000 in cash, the assumption of $2,625,000 of debt and $237,000 of merger costs. Global is a Gulf Coast high-speed diesel engine services provider, operating factory-authorized full service marine market dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines, and Allison transmissions, as well as an authorized marine dealer for Caterpillar in Louisiana. Revenues for Global for 2005 were approximately $63,000,000.

On April 5, 2006, the Company purchased Gulf Coast Fire & Safety for $1,008,000 in cash. Gulf Coast Fire & Safety provides sales and rental of equipment and various technical services related to fire suppression and protection, and will be part of the Logistics Management division, the Company’s shore tankering operations and in-plant operations group.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Acquisitions - (Continued)

On March 1, 2006, the Company purchased from PFC the remaining 65% interest in Dixie Fuels for $15,590,000, subject to post-closing drydocking expenditures. The Dixie Fuels partnership, formed in 1977, was 65% owned by PFC and 35% owned by the Company. As part of the transaction, the Company extended the expiration date of its marine transportation contract with PFC from 2008 to 2010. Revenues for Dixie Fuels for 2005 were approximately $26,200,000.

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

Results of Operations

The Company reported second quarter 2006 net earnings of $23,333,000, or $.44 per share, on revenues of $243,292,000, compared with 2005 second quarter net earnings of $18,447,000, or $.36 per share, on revenues of $199,276,000. Net earnings for the 2006 first six months were $45,913,000, or $.86 per share, on revenues of $468,195,000, compared with net earnings of $31,726,000, or $.62 per share, on revenues of $383,720,000 for the first six months of 2005.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2006 second quarter compared with the second quarter of 2005, the first six months of 2006 compared with the first six months of 2005 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2006	%	2005	%	2006	%	2005	%
Marine transportation	$204,088	84%	$170,742	86%	$393,471	84%	$327,952	85%
Diesel engine services	39,204	16	28,534	14	74,724	16	55,768	15
	$243,292	100%	$199,276	100%	$468,195	100%	$383,720	100%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Results of Operations - (Continued)

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of June 30, 2006, the Company operated 897 active inland tank barges, with a total capacity of 16.7 million barrels, compared with 887 active inland tank barges at June 30, 2005, with a total capacity of 16.6 million barrels. The Company operated an average of 241 active inland towing vessels during the 2006 second quarter and 240 during the first six months compared with and average of 241 during the second quarter and first six months of 2005. The Company also owns and operates four dry-bulk barge and tug units.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2006 compared with the three months and six months ended June 30, 2005 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2006	2005	% Change	2006	2005	% Change
Marine transportation revenues	$204,088	$170,742	20%	$393,471	$327,952	20%

Costs and expenses:
Costs of sales and operating expenses	129,507	106,795	21	248,478	206,447	20
Selling, general and administrative	18,777	17,260	9	36,939	33,572	10
Taxes, other than on income	3,133	2,757	14	6,144	5,807	6
Depreciation and amortization	14,673	13,247	11	28,971	27,522	5
	166,090	140,059	19	320,532	273,348	17
Operating income	$37,998	$30,683	24%	$72,939	$54,604	34%

Operating margins	18.6%	18.0%		18.5%	16.7%

Marine Transportation Revenues

Marine transportation revenues for the 2006 second quarter and first six months increased 20% compared with the corresponding 2005 periods, reflecting continued strong petrochemical and black oil products demand, unusually favorable 2006 first quarter winter weather conditions and water levels, and a slight improvement in weather conditions and water levels for the 2006 second quarter. In addition, the segment benefited from 2005 year and 2006 first six months contract and spot market rate increases, and labor and producer price index escalators effective January 1, 2006 on numerous multi-year contracts. The results for the 2006 second quarter were negatively impacted by an estimated $.03 to $.04 per share from diesel fuel cost recovery clauses in certain marine transportation long-term contracts. The 2006 first quarter earnings were positively impacted by an estimated $.03 to $.04 per share from fuel cost recovery under the same long-term contracts. For the first six months of 2006, the estimated impact of the diesel fuel cost recovery clauses was neutral. The results were also negatively impacted by a shortage of towboats which resulted in delays and a tight labor market that resulted in wage increases for vessel personnel.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation Revenues - (Continued)

Petrochemical transportation demand for the 2006 second quarter and first six months remained strong, benefiting from a continued strong United States economy. Term customers continued to operate their plants and facilities at high utilization rates, resulting in continued high barge utilization for most products and trade lanes.

Black oil products demand during the 2006 second quarter and first six months remained strong as refineries operated at close to full capacity, which generated heavy demand for waterborne transportation of heavier refinery residual oil by-products.

Refined petroleum products demand for transportation into the Midwest during the 2006 second quarter and first six months was stronger than normal; however, barge availability remained constrained due to the diversion of barges to the stronger Gulf Intracoastal Waterway petrochemical market to meet term contract requirements and the Company’s continued retirement of single hull barges.

Agricultural chemical demand was weak during the 2006 second quarter and first six months, primarily due to high Midwest liquid fertilizer inventory levels which reduced demand for movements of imported liquid fertilizer into the Midwest.

As described under Acquisitions above, the Company acquired an additional one-third interest in Osprey in January 2006, increasing the Company’s ownership to 67%, and purchased in March 2006 the remaining 65% of the Dixie Fuels partnership, bringing the Company’s ownership to 100%. As a result of the acquisitions, the Company began consolidating the results of both entities in the marine transportation segment beginning on their acquisition dates. During the 2006 second quarter and first six months, the entities contributed a combined $10,183,000 and $15,279,000, respectively, of marine transportation revenues.

For the second quarter of 2006, the marine transportation segment incurred 1,378 delay days, a 23% improvement over the 2005 second quarter delay days of 1,790. For the 2006 first six months, 3,849 delay days occurred, 24% lower than the 5,079 delay days incurred in the 2005 first half. The lower delay days primarily reflected unusually favorable 2006 first quarter winter weather conditions and water levels and a slight improvement in 2006 second quarter weather conditions and water levels. Delay days measure the lost time incurred by a tow (towboat and one or more barges) during transit. The measure includes transit delays caused by weather, lock congestion or closure and other adverse navigating conditions.

During the 2006 second quarter and first six months, approximately 70% of marine transportation revenues were under term contracts and 30% were spot market revenues. The 70% contract and 30% spot market mix provides the Company with a stable revenue stream with less exposure to day-to-day pricing fluctuations. Rates under term contracts renewed in the 2006 second quarter and first six months increased in the 4% to 7% average range, primarily the result of continued strong industry demand and high utilization of tank barges. Spot market rates for the 2006 second quarter and first six months, including fuel, increased over 25% compared with the 2005 second quarter and first six months. Effective January 1, 2006, escalators for labor and the producer price index on numerous multi-year contracts increased rates on such contracts by 2.5% to 3%.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation Costs and Expenses

Costs and expenses for the 2006 second quarter and first six months increased 19% and 17%, respectively, compared with the 2005 second quarter and first six months, reflecting the higher costs and expenses associated with increased marine transportation demand noted above. The increase also reflected the consolidation of Dixie Fuels effective March 1, 2006 and Osprey effective January 1, 2006.

Costs of sales and operating expenses for the 2006 second quarter and first six months increased 21% and 20%, respectively, compared with the corresponding 2005 periods, reflecting increased salaries and related expenses, additional expenses associated with the increased demand, higher towboat and tank barge maintenance expenditures, and increased rates for chartered towboats. In addition, the higher price of diesel fuel consumed, as noted below, resulted in higher fuel costs. During the 2006 and 2005 second quarters, the Company operated an average of 241 towboats. For the first six months of 2006, the segment operated 240 towboats compared with 241 for the 2005 first half. During the 2006 second quarter, the Company consumed 13.5 million gallons of diesel fuel, slightly less than the 13.9 million consumed in the 2005 second quarter. For the 2006 first half, the segment consumed 26.8 million gallons of diesel fuel, slightly less than the 27.1 million gallons consumed during the 2005 first half.

The average price per gallon of diesel fuel consumed during the 2006 second quarter was $1.99 compared with $1.55 per gallon for the second quarter of 2005 and $1.92 per gallon for the 2006 first six months compared with $1.44 per gallon for the 2005 first six months. Term contracts contain fuel escalation clauses that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot market contracts include the cost of fuel.

Selling, general and administrative expenses for the 2006 second quarter and first six months increased 9% and 10%, respectively, compared with the corresponding 2005 periods. The increase primarily reflected January 1, 2006 salary increases and related expenses, higher incentive compensation accruals, the impact of expensing stock options effective January 1, 2006 in accordance with SFAS No. 123R and the consolidation of Dixie Fuels and Osprey in 2006.

Taxes, other than on income, for the 2006 second quarter and first six months increased 14% and 6%, respectively, compared with the corresponding periods of 2005, as the 2005 periods reflected lower taxes as a result of a favorable settlement of a multiple year property tax issue.

Depreciation and amortization for the 2006 second quarter increased 11% compared with the 2005 second quarter and increased 5% for the 2006 first six months compared with the 2005 first six months. The increase for both 2006 periods was attributable to increased capital expenditures, including new tank barges, as well as the consolidation of Dixie Fuels effective March 2006.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2006 second quarter increased 24% compared with the 2005 second quarter. For the 2006 first half, the operating income for the segment increased 34% compared with the first half of 2005. The operating margin for the 2006 second quarter increased to 18.6% compared with 18.0% for the second quarter of 2005 and 18.5% for the 2006 first six months compared with 16.7% for the 2005 first six months. Continued strong demand, favorable 2006 second quarter and first half weather conditions, higher contract and spot market pricing and the January 1, 2006 escalators on numerous multi-year contracts positively impacted the operating income and operating margin.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2006 compared with the three months and six months ended June 30, 2005 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2006	2005	% Change	2006	2005	% Change
Diesel engine services revenues	$39,204	$28,534	37%	$74,724	$55,768	34%

Costs and expenses:
Costs of sales and operating expenses	28,078	21,473	31	53,485	41,742	28
Selling, general and administrative	4,640	3,240	43	8,562	6,350	35
Taxes, other than on income	136	95	43	223	205	9
Depreciation and amortization	475	283	68	814	561	45
	33,329	25,091	33	63,084	48,858	29
Operating income	$5,875	$3,443	71%	$11,640	$6,910	68%

Operating margins	15.0%	12.1%		15.6%	12.4%

Diesel Engine Services Revenues

Diesel engine services revenues for the 2006 second quarter increased 37% compared with the 2005 second quarter and 34% for the first six months of 2006 compared with the 2005 first half. During both 2006 periods, the segment was positively impacted by increased service modification projects and parts sales in its marine, offshore oil service, power generation and railroad markets, as well as emission compliance projects for Gulf Coast and West Coast customers. The segment also benefited from increases in pricing during 2005 and in the 2006 first half, as well as the acquisition of Global, the high-speed Gulf Coast service provider purchased on June 7, 2006.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2006 second quarter and first six months increased 33% and 29%, respectively, when compared with corresponding periods of 2005, and reflected the acquisition of Global on June 7, 2006. Costs of sales and operating expenses increased 31% for the 2006 second quarter and 28% for the 2006 first six months reflecting the higher service and parts sales activity noted above, as well as increases in salaries and other related benefit expenses effective January 1, 2006. Selling, general and administrative expenses increased 43% for the 2006 second quarter and 35% for the first six months of 2006, primarily reflecting a January 1, 2006 increase in salaries and related expenses, higher incentive compensation accruals and the expensing of stock options effective January 1, 2006.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2006 second quarter and first six months increased 71% and 68%, respectively, compared with the corresponding periods of 2005. The significant increase in both 2006 periods reflected the stronger markets noted above, increased service and parts pricing, as well as higher service revenue versus parts revenue mix. During the 2006 second quarter and first six months, 62% and 61%, respectively, of the segment’s revenue was from service versus 58% for the corresponding periods of 2005. The segment also benefited from accretive earnings from Global, acquired by the Company on June 7, 2006. The higher operating margin, 15.0% for the 2006 second quarter and 15.6% for the 2006 first six months versus 12.1% for the 2005 second quarter and 12.4% for the 2005 first six months, was primarily a reflection of the higher margin service revenue mix, increased pricing for service and parts and higher labor utilization.

General Corporate Expenses

General corporate expenses for the 2006 second quarter were $3,612,000, or 63% higher than the second quarter of 2005. For the first six months of 2006, general corporate expenses were $5,831,000, a 38% increase compared with the 2005 first six months. The increase for both comparable periods reflected increases in salaries and related expenses effective January 1, 2006, higher employee incentive compensation accruals, legal fees and stock listing fees associated with the two-for-one stock split and the expensing of stock options effective January 1, 2006.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $785,000 and $942,000 for the 2006 second quarter and first six months compared with a gain on disposition of assets of $1,795,000 and $1,987,000 for the corresponding periods of 2005, respectively. The net gains for all reported periods were predominantly from the sale of marine equipment, including the sale of four towboats during the 2005 second quarter and first six months.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Other Income and Expenses

The following table sets forth equity in earnings of marine affiliates, loss on debt retirement, other expense and interest expense for the three months and six months ended June 30, 2006 compared with the three months and six months ended June 30, 2005 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2006	2005	% Change	2006	2005	% Change
Equity in earnings of marine affiliates	$87	$707	(88)%	$553	$4	N/A
Loss on debt retirement	$—	$(1,144)	N/A	$—	$(1,144)	N/A
Other expense	$(134)	$(400)	(67)%	$(68)	$(716)	(91)%
Interest expense	$(3,304)	$(3,113)	6%	$(6,002)	$(6,259)	(4)%

Equity in Earnings of Marine Affiliates

Equity in earnings of marine affiliates for the 2006 second quarter and first six months was $87,000 and $553,000, respectively, consisting primarily of the Company’s portion of the January and February 2006 earnings from the 35% owned offshore marine partnership operating four offshore dry-cargo barge and tug units. On March 1, 2006, the Company purchased the remaining 65% interest in the marine partnership and the March through June 2006 results were consolidated. For the 2005 second quarter and first six months, equity in earnings of marine affiliates were $707,000 and $4,000, respectively, consisting primarily of the 35% owned offshore partnership and a 33% interest in Osprey, a barge feeder service for cargo containers. For the 2005 first quarter a loss of $703,000 was recorded, primarily attributable to a heavy maintenance shipyard schedule for the 35% owned offshore marine partnership, as well as start-up costs for Osprey’s coastal service along the Gulf of Mexico, which began in late 2004 and ended in October 2005. Effective January 1, 2006, the Company acquired an additional one-third interest in Osprey and Osprey’s results were consolidated for the 2006 second quarter and first six months.

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

Interest Expense

Interest expense for the 2006 second quarter increased 6% compared with the 2005 second quarter, primarily the result of additional borrowings under the Company’s Revolving Credit Facility to fund the June 7, 2006 acquisition of Global. For the 2006 first six months, interest expense decreased 4% compared with the 2005 first six months, due to lower average debt, a favorable first quarter 2006 interest adjustment associated with the final settlement of the audit of the Company’s 2002 through 2004 federal tax returns with the Internal Revenue Service, partially offset by the additional borrowings to fund the Global acquisition. The average debt and average interest rate for the second quarter of 2006 and 2005, including the effect of interest rate swaps, were $220,939,000 and 6.0%, and $207,643,000 and 6.0%, respectively. For the first six months of 2006 and 2005, the average debt and average interest rate, including the effect of interest rate swaps and excluding the Internal Revenue Service interest expense, were $210,776,000 and 6.0%, and $210,258,000 and 6.0%, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of June 30, 2006 were $1,207,753,000 compared with $1,025,548,000 as of December 31, 2005. The 18% increase primarily reflected the acquisition of Global in June 2006 and the consolidation of Dixie Fuels and Osprey beginning in the 2006 first quarter. The following table sets forth the significant components of the balance sheet as of June 30, 2006 compared with December 31, 2005 (dollars in thousands):

	June 30,	December 31,
	2006	2005	% Change
Assets:
Current assets	$236,935	$186,276	27%
Property and equipment, net	703,780	642,381	10
Investment in marine affiliates	2,076	11,866	(83)
Goodwill, net	221,226	160,641	38
Other assets	43,736	24,384	79
	$1,207,753	$1,025,548	18%
Liabilities and stockholders’ equity:
Current liabilities	$155,937	$139,821	12%
Long-term debt - less current portion	284,590	200,032	42
Deferred income taxes	141,963	126,755	12
Minority interest and other long-term liabilities	19,216	21,398	(10)
Stockholders’ equity	606,047	537,542	13
	$1,207,753	$1,025,548	18%

Current assets as of June 30, 2006 increased 27% compared with December 31, 2005, primarily reflecting the current assets of Global, Dixie Fuels and Osprey. The 93% decrease in cash and cash equivalents reflected the use of existing cash in the Global acquisition. In addition to the acquisitions, the increase in trade accounts receivable reflected the increase in both marine transportation and diesel engine services revenues. Other accounts receivable increased 149%, primarily reflecting $12,000,000 escrowed in the Global acquisition to secure the obligations of the sellers of Global under the purchase agreement. This escrow account receivable is offset by a $12,000,000 escrow account recorded in accrued liabilities. The increase in inventory - finished goods for the diesel engine services segment reflected the inventory acquired with the Global acquisition, as well as higher inventory levels in support of stronger service activity and parts sales during the 2006 first six months, as well as service projects to be delivered in the 2006 third quarter.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Balance Sheet - (Continued)

Property and equipment, net of accumulated depreciation, at June 30, 2006 increased 10% compared with December 31, 2005. The increase reflected $64,386,000 of capital expenditures for the 2006 first six months, more fully described under Capital Expenditures below, the fair value of the property and equipment acquired in the Global, Dixie Fuels, Gulf Coast Fire & Safety and Osprey transactions of $26,797,000, and the purchase of five towboats for $2,685,000, less $30,019,000 of depreciation expense and $2,450,000 of property disposals during the 2006 first six months.

Investment in marine affiliates as of June 30, 2006 decreased 83% compared with December 31, 2005, primarily reflecting the consolidation of the Dixie Fuels and Osprey equity investments which were previously recorded under the equity method of accounting prior to their acquisition by the Company in the 2006 first quarter.

Goodwill - net as of June 30, 2006 increased 38% compared with December 31, 2005, reflecting the goodwill recorded in the June 2006 acquisition of Global and the January 2006 acquisition of an additional 33% interest in Osprey, bringing the Company’s ownership to 67%. Osprey was previously recorded under the equity method of accounting.

Other assets as of June 30, 2006 increased 79% compared with December 31, 2005. The increase was primarily attributable to an increase in intangibles related to the value assigned to non-compete agreements, dealerships and customer relationships in the Global acquisition, the value assigned to the PFC marine transportation contract in the Dixie Fuels acquisition, long term notes receivable from the sale of two towboats, an increase in the fair value of interest rate swaps and the repurchase of a diesel engine distribution agreement. The increases were partially offset by the amortization of the long-term pension asset.

Current liabilities as of June 30, 2006 increased 12% compared with December 31, 2005. Accounts payable increased 18%, attributable to higher marine transportation and diesel engine services business levels and higher shipyard maintenance accruals. Accrued liabilities increased 8% primarily due to the Global acquisition, partially offset by the payment of employee incentive compensation and property taxes accrued during 2005. The increase due to the Global acquisition was principally due to a $12,000,000 escrow account liability expected to be settled in the next twelve months. This escrow account liability is offset by a $12,000,000 escrow account recorded in other receivables as discussed above.

Deferred income taxes as of June 30, 2006 increased 12% compared with December 31, 2005, primarily reflecting the recording of $13,396,000 of state and federal deferred taxes associated with the Global acquisition. The deferred state and federal tax liability was recorded to reflect the tax effect of the difference in the financial basis of the assets over the tax basis.

Minority interest and other long-term liabilities as of June 30, 2006 decreased 10% compared with December 31, 2005, primarily due to the recording of a $3,742,000 decrease in the fair value of swap agreements, more fully described under Long-Term Financing below, partially offset by an increase in lease reserves as a result of a buildout allowance given on a new lease on the Company’s corporate headquarters.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Balance Sheet - (Continued)

Stockholders’ equity as of June 30, 2006 increased 13% compared with December 31, 2005. The increase was the result of $45,913,000 of net earnings for the first six months of 2006, a $10,838,000 decrease in treasury stock, an increase of $2,643,000 in common stock due to the stock split, an increase of $782,000 in additional paid-in capital, a $3,269,000 increase in accumulated other comprehensive income and an increase of $5,060,000 in unearned compensation. The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock. The increase in accumulated other comprehensive income resulted from the net changes in fair value of interest rate swap agreements, net of taxes, more fully described under Long-Term Financing below. As a result of the adoption of SFAS No. 123R, the balance of $5,060,000 in unearned compensation as of January 1, 2006 was reclassified to and reduced the balance of additional paid-in capital.

Long-Term Financing

The Company has an unsecured Revolving Credit Facility with a syndicate of banks with JP Morgan Chase Bank as the agent bank. On June 14, 2006, the Company increased the Revolving Credit Facility from $150,000,000 to $250,000,000 and extended the maturity date to June 14, 2011 from the previous maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. The unsecured Revolving Credit Facility has a variable interest rate spread based on the London Interbank Offered Rate (”LIBOR”) that varies with the Company’s senior debt rating and the level of debt outstanding. As of June 30, 2006, the Company has $82,500,000 of borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit of which $7,612,000 was outstanding as of June 30, 2006. The Company was in compliance with all Revolving Credit Facility covenants as of June 30, 2006.

On May 31, 2005, the Company issued $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013. The 2005 Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The 2005 Senior Notes are callable, at the Company’s option, with a 2% prepayment premium during the first year, 1% during the second year and at par thereafter. No principal payments are required until maturity in February 2013. The proceeds of the 2005 Senior Notes were used to repay the outstanding balance of the Company’s $200,000,000 unsecured floating rate senior notes due February 2013 with an interest rate equal to LIBOR plus a margin of 1.2%. With the early extinguishment, the Company expensed $1,144,000 of unamortized financing costs associated with the retired senior notes during the 2005 second quarter. As of June 30, 2006, $200,000,000 was outstanding under the 2005 Senior Notes and the Company was in compliance with all 2005 Senior Notes covenants.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit. The Credit Line was reduced from $10,000,000 to $5,000,000 in June 2006, with a maturity date of June 30, 2007. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of June 30, 2006. Outstanding letters of credit under the Credit Line were $630,000 as of June 30, 2006.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Long-Term Financing - (Continued)

The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate debt with a maturity of nine months or longer. As of June 30, 2006, $121,000,000 was available under the shelf registration, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, working capital requirements and reductions of the Company’s Revolving Credit Facility and 2005 Senior Notes. As of June 30, 2006, there were no outstanding debt securities under the shelf registration.

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent that the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of June 30, 2006, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional amount	Trade date	Effective date	Termination date	Fixed pay rate	Receive rate
$100,000	September 2003	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	April 2004	April 2004	May 2009	4.00%	Three-month LIBOR

These interest rate swaps hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2006 first half. At June 30, 2006, the fair value of the interest rate swap agreements was $2,590,000 and was recorded in other assets. The Company has recorded in interest expense, net losses (gains) related to the interest rate swap agreements of $(10,000) and $790,000 for the three months ended June 30, 2006 and 2005, respectively, and $203,000 and $1,747,000 for the six months ended June 30, 2006 and 2005, respectively. The Company anticipates $588,000 of net gains included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. Fair value amounts were determined as of June 30, 2006 and 2005 based on quoted market values of the Company’s portfolio of derivative instruments.

Capital Expenditures

Capital expenditures for the 2006 first six months were $64,386,000, of which $19,316,000 was for construction of new tank barges and towboats, and $45,070,000 was primarily for upgrading of the existing marine transportation fleet.

In October 2003, the Company entered into a contract for the construction of nine 30,000 barrel inland tank barges, with five for use in the transportation of petrochemical and refined petroleum products and four for use in the transportation of black oil products. Four barges were delivered in the 2004 third quarter, four in the 2004 fourth quarter and one in the first quarter of 2005. The purchase price of the nine barges was $15,700,000, of which $14,091,000 was expended in 2004, with the balance expended in 2005. Financing of the construction of the nine barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Capital Expenditures - (Continued)

In June 2004, the Company entered into a contract for the construction of eleven 30,000 barrel inland tank barges with four for use in the transportation of petrochemicals and refined petroleum products and seven for use in the transportation of black oil products. Three of the barges were delivered in the 2005 first quarter and the remaining eight were delivered in the 2005 second quarter. The purchase price of the 11 barges was $24,660,000, of which $24,614,000 was expended in 2005, with the balance expended in 2006. Financing of the construction of the 11 barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

In July 2004, the Company entered into a contract for the construction of six 30,000 inland tank barges for use in the transportation of petrochemicals and refined petroleum products, and one 30,000 barrel specialty petrochemical barge. One barge was delivered in the 2005 second quarter, four in the 2005 third quarter, one in the 2005 fourth quarter and one in the 2006 first quarter. The purchase price of the seven barges was $15,026,000, of which $3,874,000 was expended in 2004, $10,869,000 in 2005 and the balance expended in 2006. Financing of the construction of the seven barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

In November 2004, the Company entered into a contract for the construction of twenty 10,000 barrel inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Eight of the barges were delivered in the 2005 third quarter and 12 in the 2005 fourth quarter. The purchase price of the 20 barges was $23,188,000, of which $21,857,000 was expended in 2005, with the balance expended in 2006. Financing of the construction of the 20 barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

In July 2005, the Company entered into a contract for the construction of ten 30,000 barrel inland tank barges for use in the transportation of petrochemicals and refined petroleum products. One of the barges was delivered in the 2006 second quarter and the remaining nine are scheduled for delivery from July 2006 through March 2007. The purchase price of the 10 barges is approximately $18,000,000, subject to adjustment based on steel prices, of which $3,661,000 was expended in 2005 and $5,488,000 in the 2006 first six months. Financing of the construction of the 10 barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.

In July 2005, the Company entered into a contract for the construction of thirteen 30,000 barrel inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Four of the barges were delivered in the 2006 second quarter and nine are scheduled for delivery throughout the 2006 second half. The purchase price of the 13 barges is approximately $27,000,000, subject to adjustments based on steel prices, of which $8,726,000 was expended in the 2006 second quarter. Financing of the construction of the 13 barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.

In December 2005, the Company entered into a contract for the construction of four 2100 horsepower towboats for use primarily with upriver movements. Delivery of the four towboats is scheduled from September 2006 through the 2007 first quarter. The purchase price of the four towboats is approximately $13,000,000, subject to adjustments based on steel prices, of which $3,220,000 was expended in 2005 and $1,996,000 in the 2006 first six months. Financing of the construction of the four towboats will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Capital Expenditures - (Continued)

In March 2006, the Company entered into a contract for the construction of twelve 30,000 barrel inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Delivery of the 12 barges is scheduled for January through April 2007. The purchase price of the 12 barges is approximately $28,000,000, subject to adjustment based on steel prices, of which no expenditures were made in the 2006 first six months. Financing of the construction of the 12 barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.

In April 2006, the Company entered into a contract for the construction of eight 30,000 barrel inland tank barges for use in the transportation of petrochemicals and refined petroleum products. Delivery of the eight barges is scheduled for April 2007 through February 2008. The purchase price of the eight barges is approximately $15,000,000, subject to adjustments based on steel prices, of which $1,446,000 was expended in the 2006 second quarter. Financing of the construction of the eight barges will be through operating cash flows and available credit under the Company’s Revolving Credit Facility.

In June 2006, the Company entered into a contract for the construction of two 10,000 barrel inland tank barges for use in the transportation of petrochemical and refined petroleum products. Delivery of the first barge is scheduled for December 2006 and the second in the 2007 first quarter. The purchase price of the two barges is approximately $2,300,000, subject to adjustments based on steel prices, of which no expenditures were made in the 2006 first six months. Financing of the construction of the two barges will be through operating cash flow and available credit under the Company’s Revolving Credit Facility.

In July 2006, the Company signed a letter of intent for the construction of two 1800 horsepower towboats. Delivery of the two towboats is scheduled for the 2007 fourth quarter. The purchase price is approximately $6,600,000, subject to finalization of a contract.

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

Treasury Stock Purchases

During the 2006 second quarter and first six months, the Company did not purchase any treasury stock. As of August 7, 2006, the Company had 2,420,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Liquidity

The Company generated net cash provided by operating activities of $62,534,000 during the six months ended June 30, 2006, 2% lower than the $64,074,000 generated during the six months ended June 30, 2005. The 2% decrease reflected negative cash flows resulting from changes in operating assets and liabilities, partially offset by stronger earnings in the 2006 first six months versus the 2005 first six months. The cash flows from changes in operating assets and liabilities were lower in the 2006 first half primarily due to a larger inventory increase to accommodate increased diesel engine services activity levels and larger incentive compensation payments in 2006 over 2005. In addition, the Company had a smaller increase in accounts payable in the 2006 first half versus the 2005 first half.

The Company accounts for its ownership in its two marine partnerships under the equity method of accounting, recognizing cash flow upon the receipt or distribution of cash from the partnerships. For the six months ended June 30, 2005, the Company received cash of $1,470,000 from partnerships.

Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings associated with each of the above and other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of August 4, 2006, $147,488,000 under its Revolving Credit Facility and $121,000,000 under its shelf registration program, subject to mutual agreement and terms. As of August 4, 2006, the Company had $4,396,000 available under its Credit Line.

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

The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $11,650,000 at June 30, 2006, including $10,730,000 in letters of credit and debt guarantees, and $920,000 in performance bonds, of which $683,000 relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent that the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of June 30, 2006, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional amount	Trade date	Effective date	Termination date	Fixed pay rate	Receive rate
$100,000	September 2003	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	April 2004	April 2004	May 2009	4.00%	Three-month LIBOR

These interest rate swaps hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2006 first half. At June 30, 2006, the fair value of the interest rate swap agreements was $2,590,000 and was recorded in other assets. The Company has recorded in interest expense, net losses (gains) related to the interest rate swap agreements of $(10,000) and $790,000 for the three months ended June 30, 2006 and 2005, respectively, and $203,000 and $1,747,000 for the six months ended June 30, 2006 and 2005, respectively. The Company anticipates $588,000 of net gains included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. Fair value amounts were determined as of June 30, 2006 and 2005 based on quoted market values of the Company’s portfolio of derivative instruments.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
PART II - OTHER INFORMATION

Item 6.  Exhibits

3.1 -	Restated Articles of Incorporation filed June 18, 1976, with all amendments to date
10.1 -	Stock Purchase Agreement, dated as of May 3, 2006, among Marine Systems, Inc., the Stockholders of Global Power Holding Company as the Sellers and Global Power Holding Company
10.2 -	Nonemployee Director Compensation Program
31.1 -	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2 -	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32 -	Certification Pursuant to 13 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION
(Registrant)

By:	/s/ NORMAN W. NOLEN
Norman W. Nolen
Executive Vice President, Treasurer
and Chief Financial Officer
Dated: August 7, 2006