Form 10-Q
period 2006-09-30
KIRBY CORP
filed 2006-11-06
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on November 6, 2006 was 52,938,000.

Part I Financial Information

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2006	December 31, 2005
	($ in thousands)
Current assets:
Cash and cash equivalents	$4,118	$17,838
Accounts receivable:
Trade - less allowance for doubtful accounts	159,115	118,259
Other	17,449	8,440
Inventory - finished goods	40,388	18,967
Prepaid expenses and other current assets	22,859	19,002
Deferred income taxes	4,933	3,770

Total current assets	248,862	186,276

Property and equipment	1,248,400	1,101,159
Less accumulated depreciation	499,077	458,778

	749,323	642,381

Investment in marine affiliates	2,198	11,866
Goodwill - net	223,335	160,641
Other assets	45,504	24,384

	$1,269,222	$1,025,548

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2006	December 31, 2005
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$844	$4
Income taxes payable	1,693	2,669
Accounts payable	79,506	68,895
Accrued liabilities	69,393	61,664
Deferred revenues	5,012	6,589

Total current liabilities	156,448	139,821

Long-term debt - less current portion	325,966	200,032
Deferred income taxes	137,295	126,755
Minority interests	3,198	3,088
Other long-term liabilities	19,086	18,310

	485,545	348,185

Contingencies and commitments	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized as of September 30, 2006, 120,000,000 shares, issued 57,337,000 shares; Authorized as of December 31, 2005, 60,000,000 shares, issued 30,907,000 shares	5,734	3,091
Additional paid-in capital	206,873	204,453
Accumulated other comprehensive income - net	(1,242)	(2,028)
Unearned compensation	―	(5,060)
Retained earnings	500,413	428,900
	711,778	629,356
Less cost of 4,434,000 shares in treasury (4,936,000 at December 31, 2005)	84,549	91,814

	627,229	537,542

	$1,269,222	$1,025,548

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENT OF EARNINGS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$211,080	$172,259	$604,551	$500,211
Diesel engine services	53,532	26,482	128,256	82,250

	264,612	198,741	732,807	582,461
Costs and expenses:
Costs of sales and operating expenses	169,407	130,265	471,380	378,459
Selling, general and administrative	29,321	21,600	79,600	64,787
Taxes, other than on income	3,289	3,203	9,879	9,298
Depreciation and amortization	16,689	13,725	47,294	42,670
Loss (gain) on disposition of assets	(255)	24	(1,197)	(1,963)

	218,451	168,817	606,956	493,251

Operating income	46,161	29,924	125,851	89,210
Equity in earnings of marine affiliates	88	1,395	641	1,399
Loss on debt retirement	―	―	―	(1,144)
Other expense	(389)	(443)	(457)	(1,159)
Interest expense	(4,503)	(2,997)	(10,505)	(9,256)

Earnings before taxes on income	41,357	27,879	115,530	79,050
Provision for taxes on income	(15,757)	(10,594)	(44,017)	(30,039)

Net earnings	$25,600	$17,285	$71,513	$49,011

Net earnings per share of common stock:
Basic	$.49	$.35	$1.36	$.98
Diluted	$.48	$.34	$1.34	$.95

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2006	2005
	($ in thousands)
Cash flows from operating activities:
Net earnings	$71,513	$49,011
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	47,294	42,670
Deferred income taxes	(2,935)	670
Loss on debt retirement	―	1,144
Gain on disposition of assets	(1,197)	(1,963)
Equity in (earnings) loss of marine affiliates, net of distributions	(641)	771
Amortization of unearned compensation	5,440	1,215
Other	452	786
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	(16,725)	11,673
Net cash provided by operating activities	103,201	105,977

Cash flows from investing activities:
Capital expenditures	(110,114)	(93,118)
Acquisitions of business and marine equipment, net of cash acquired	(139,425)	(7,000)
Proceeds from disposition of assets	2,654	5,492
Other	(7,313)	(790)
Net cash used in investing activities	(254,198)	(95,416)

Cash flows from financing activities:
Proceeds from (payments on) bank credit facilities, net	123,900	(11,700)
Proceeds from senior notes	―	200,000
Payments on senior notes	―	(200,000)
Payments on long-term debt	(72)	(1,303)
Proceeds from exercise of stock options	12,108	5,338
Purchase of treasury stock	(4,789)	―
Tax benefit from equity compensation plans	5,304	—
Other	826	(459)
Net cash provided by (used in) financing activities	137,277	(8,124)
Increase (decrease) in cash and cash equivalents	(13,720)	2,437
Cash and cash equivalents, beginning of year	17,838	629
Cash and cash equivalents, end of period	$4,118	$3,066
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$10,272	$9,028
Income taxes	$43,040	$27,762
Non-cash investing activity:
Disposition of assets for note receivables	$1,310	$363
Cash acquired in acquisitions	$2,790	$—
Debt assumed in acquisition	$2,625	$—

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006 and December 31, 2005, and the results of operations for the three months and nine months ended September 30, 2006 and 2005.

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

On July 24, 2006, the Company signed an agreement to purchase the assets of Capital Towing Company (“Capital”), consisting of 11 towboats, for approximately $15,000,000 in cash. The Company purchased eight of the towboats during August 2006 for $12,551,000 in cash and the purchases were financed through the Company’s revolving credit facility. The remaining three towboats will be purchased upon expiration of their present charters with non-Kirby related companies, and will also be financed through the Company’s revolving credit facility. The Company and Capital have entered into a vessel operating agreement whereby Capital will continue to crew and operate the towboats for the Company.

On July 21, 2006, the Company purchased the assets of Marine Engine Specialists, Inc. (“MES”) for $6,863,000 in cash. MES is a Gulf Coast high-speed diesel engine services provider, operating a factory-authorized full service dealership for John Deere, as well as a service provider for Detroit Diesel. Financing of the acquisition was through the Company’s revolving credit facility.

On June 7, 2006, the Company purchased the stock of Global Power Holding Company, a privately held company that owns all of the outstanding equity of Global Power Systems, L.L.C. (“Global”). The Company purchased Global for an aggregate consideration of $101,708,000, consisting of $98,657,000 in cash, the assumption of $2,625,000 of debt and $426,000 of merger costs. Global is a Gulf Coast high-speed diesel engine services provider, operating factory-authorized full service marine market dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines, and Allison transmissions, as well as an authorized marine dealer for Caterpillar in Louisiana. As a result of the acquisition, the Company recorded $54,731,000 of goodwill and $16,292,000 of intangibles. The intangibles have a weighted average amortization period of approximately 16 years. Revenues for Global were approximately $63,000,000 in 2005. Financing of the cash portion of the acquisition was through a combination of existing cash and the Company’s revolving credit facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(2)	ACQUISITIONS - (Continued)

On April 5, 2006, the Company purchased Gulf Coast Fire & Safety Service Co. (“Gulf Coast Fire & Safety”) for $1,008,000 in cash. Gulf Coast Fire & Safety provides sales and rental of equipment and various technical services related to fire suppression and protection, and will be part of the Logistics Management Division, the Company’s shore tankering operations and in-plant operations group. Financing of the acquisition was through the Company’s operating cash flows.

On March 1, 2006, the Company purchased from Progress Fuels Corporation (“PFC”) the remaining 65% interest in Dixie Fuels Limited (“Dixie Fuels”) for $15,818,000. The Dixie Fuels partnership, formed in 1977, was 65% owned by PFC and 35% owned by the Company. As part of the transaction, the Company extended the expiration date of its marine transportation contract with PFC from 2008 to 2010. Revenues for Dixie Fuels for 2005 were approximately $26,200,000. Financing of the acquisition was through the Company’s operating cash flows.

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

On June 24, 2005, the Company purchased American Commercial Lines Inc.’s (“ACL”) black oil products fleet of 10 inland tank barges for $7,000,000 in cash. Eight of the barges are currently in service and the other two barges are being renovated in 2006. Financing for the equipment acquisition was through the Company’s revolving credit facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(3)	ACCOUNTING STANDARDS

In June 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN No. 48”) was issued. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently evaluating the impact of the interpretation on its consolidated financial statements, which the Company is required to adopt beginning in the first quarter of 2007.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This guidance prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in interim and annual financial reporting periods because an obligation has not occurred and therefore a liability should not be recognized. The Company is currently evaluating the impact of the provisions of this guidance on its consolidated financials statements, which the Company is required to adopt beginning in the first quarter of 2007.

In September 2006, the FASB issued FASB No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) recognize in its balance sheet an asset for a defined benefit plan’s overfunded status or a liability for its underfunded status; (b) recognize changes in the funded status of a defined benefit postretirement plan that are not recognized as components of net periodic benefit cost in comprehensive income in the year in which the changes occur; and (c) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company’s fiscal year ending on December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of a Company’s fiscal year end balance sheet is effective for the Company’s fiscal year ending on December 31, 2008. The Company is currently evaluating the impact of the provisions of this standard on its consolidated financial statements.

(4)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against income for the Company’s stock award plans and the income tax benefit recognized in the income statement for stock awards were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Compensation cost	$2,110	$475	$5,440	$1,215
Income tax benefit	$804	$181	$2,073	$463

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(4)	STOCK AWARD PLANS - (Continued)

Compensation cost capitalized as part of inventory is considered immaterial.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related implementation guidance. SFAS No. 123R requires the Company to expense grants made under the stock option plans. The cost will be recognized over the vesting period of the options. SFAS No. 123R is effective for the first annual period beginning after December 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 will be recognized as expense in the consolidated statement of earnings. The Company adopted SFAS No. 123R effective January 1, 2006 using the modified prospective application. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased or cancelled after January 1, 2006. Compensation expense for the unvested portion of awards that were outstanding at January 1, 2006 will be recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated under the Black-Scholes option pricing model.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(4)	STOCK AWARD PLANS - (Continued)

The following table summarizes pro forma net earnings and earnings per share for the three months and nine months ended September 30, 2005 assuming the Company had used the fair value method of accounting for its stock award plans (in thousands, except per share amounts):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net earnings, as reported	$17,285	$49,011
Add: Total stock-based employee compensation expense included in net income, net of related tax effects	294	752
Deduct: Total stock-based employee compensationexpense determined under fair value based method for all awards, net of related tax effects	(732)	(1,980)
Pro forma net earnings	$16,847	$47,783
Earnings per share:
Basic - as reported	$.35	$.98
Basic - pro forma	$.34	$.96
Diluted - as reported	$.34	$.95
Diluted - pro forma	$.33	$.93

The Company has six employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock. For all of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to February 10, 2000 are ten years and the options vest ratably over four years. Options granted on and after February 10, 2000 have terms of five years and vest ratably over three years. At September 30, 2006, 1,851,146 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

The following is a summary of the stock award activity under the employee plans described above for the nine months ended September 30, 2006:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2005	1,798,212	$14.56
Granted	433,146	$27.17
Exercised	(1,069,383)	$12.63
Canceled or expired	(10,322)	$16.96
Outstanding September 30, 2006	1,151,653	$18.45

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(4)	STOCK AWARD PLANS - (Continued)

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at September 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$8.95 - $9.94	82,000	1.73	$9.33		82,000	$9.33
$12.78 - $14.09	226,001	1.10	$12.97		226,001	$12.97
$15.08 - $16.96	413,844	2.32	$16.90		209,700	$16.96
$20.89 - $22.05	211,400	3.40	$21.80		70,460	$21.80
$25.69 - $27.60	218,408	4.37	$27.21		—	—
$8.95 - $27.60	1,151,653	2.62	$18.45	$14,839,000	588,161	$14.94	$9,637,000

The Company has three director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options can be granted under two of the plans. The third plan, the 2000 Director Plan, provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan provides for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are 10 years. The options granted when first elected as a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At September 30, 2006, 173,690 shares were available for future grants under the nonemployee director plans. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

The following is a summary of the stock award activity under the director plans described above for the nine months ended September 30, 2006:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2005	354,722	$14.02
Granted	75,496	$35.20
Exercised	(86,902)	$14.92
Outstanding September 30, 2006	343,316	$17.81

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(4)	STOCK AWARD PLANS - (Continued)

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at September 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$8.53 - $9.94	41,692	2.44	$9.64		41,692	$9.64
$10.07 - $12.75	123,426	4.88	$11.33		123,426	$11.33
$15.74 - $20.28	112,162	7.06	$17.73		112,162	$17.73
$35.17 - $36.22	66,036	9.58	$35.20		22,016	$35.21
$8.53 - $36.22	343,316	6.20	$17.81	$4,642,000	299,296	$15.25	$4,812,000

The total intrinsic value of all options exercised and restricted stock vesting under all of the Company’s plans was $20,595,000 and $8,220,000 for the nine months ended September 30, 2006 and 2005, respectively. The actual tax benefit realized for tax deductions from stock award plans was $7,847,000 and $3,132,000 for the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, there was $2,632,000 of unrecognized compensation cost related to nonvested stock options and $8,361,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.3 years and restricted stock over approximately 2.8 years. The total fair value of shares vested was $5,317,000 and $3,532,000 during the nine months ended September 30, 2006 and 2005, respectively.

The weighted average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $10.18 and $6.89 per share, respectively. The fair value of the options granted during the nine months ended September 30, 2006 and 2005 was $2,923,000 and $1,804,000, respectively. The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the nine months ended September 30, 2006 and 2005 were as follows:

	Nine months ended September 30,
	2006	2005
Dividend yield	None	None
Average risk-free interest rate	4.9%	3.9%
Stock price volatility	25%	27%
Estimated option term	Four or nine years	Four or nine years

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(5)	LONG-TERM DEBT

The Company has an unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks with JP Morgan Chase Bank as the agent bank. On June 14, 2006, the Company increased the Revolving Credit Facility to $250,000,000 from a previous $150,000,000 facility, and extended the maturity date to June 14, 2011 from the previous maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. The unsecured Revolving Credit Facility has a variable interest rate spread based on the London Interbank Offered Rate (“LIBOR”) that varies with the Company’s senior debt rating and the level of debt outstanding. As of September 30, 2006, the Company has $123,900,000 of borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit of which $7,612,000 was outstanding as of September 30, 2006. The Company was in compliance with all Revolving Credit Facility covenants as of September 30, 2006.

(6)	COMPREHENSIVE INCOME

The Company’s total comprehensive income for the three months and nine months ended September 30, 2006 and 2005 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net earnings	$25,600	$17,285	$71,513	$49,011
Change in fair value of derivative financial instruments, net of tax	(2,483)	2,726	786	2,612
Total comprehensive income	$23,117	$20,011	$72,299	$51,623

(7)	SEGMENT DATA

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(7)	SEGMENT DATA - (Continued)

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and nine months ended September 30, 2006 and 2005 and total assets as of September 30, 2006 and December 31, 2005 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues:
Marine transportation	$211,080	$172,259	$604,551	$500,211
Diesel engine services	53,532	26,482	128,256	82,250
	$264,612	$198,741	$732,807	$582,461

Segment profit (loss):
Marine transportation	$40,913	$28,744	$113,852	$83,348
Diesel engine services	8,192	3,231	19,832	10,141
Other	(7,748)	(4,096)	(18,154)	(14,439)
	$41,357	$27,879	$115,530	$79,050

	September 30, 2006	December 31, 2005
Total assets:
Marine transportation	$1,049,486	$928,408
Diesel engine services	201,650	55,113
Other	18,086	42,027
	$1,269,222	$1,025,548

The following table presents the details of “Other” segment profit (loss) for the three months and nine months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

General corporate expenses	$(3,199)	$(2,027)	$(9,030)	$(6,242)
Gain (loss) on disposition of assets	255	(24)	1,197	1,963
Interest expense	(4,503)	(2,997)	(10,505)	(9,256)
Equity in earnings of marine affiliates	88	1,395	641	1,399
Loss on debt retirement	―	―	―	(1,144)
Other expense	(389)	(443)	(457)	(1,159)
	$(7,748)	$(4,096)	$(18,154)	$(14,439)

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(7)	SEGMENT DATA - (Continued)

The following table presents the details of “Other” total assets as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005

General corporate assets	$15,888	$30,161
Investment in marine affiliates	2,198	11,866
	$18,086	$42,027

(8)	TAXES ON INCOME

Earnings before taxes on income and details of the provision (credit) for taxes on income for the three months and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Earnings before taxes on income - United States	$41,357	$27,879	$115,530	$79,050

Provision (credit) for taxes on income:
Federal
Current	$16,685	$8,498	$42,313	$27,199
Deferred	(2,502)	1,092	(2,686)	(6)
State and local	1,574	1,004	4,390	2,846
	$15,757	$10,594	$44,017	$30,039

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(9)	EARNINGS PER SHARE OF COMMON STOCK

The following table presents the components of basic and diluted earnings per share of common stock for the three months and nine months ended September 30, 2006 and 2005 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net earnings	$25,600	$17,285	$71,513	$49,011

Shares outstanding:
Weighted average common stock outstanding	52,587	50,068	52,400	49,918
Effect of dilutive securities:
Employee and director common stock plans	805	1,496	869	1,420
	53,392	51,564	53,269	51,338

Basic earnings per share of common stock	$.49	$.35	$1.36	$.98
Diluted earnings per share of common stock	$.48	$.34	$1.34	$.95

Certain outstanding options to purchase approximately 195,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2006 as such stock options would have been antidilutive. No options were excluded in the computation of diluted earnings per share as of September 30, 2005.

(10)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for vessel personnel. The plan benefits are based on an employee’s years of service and compensation. The plan assets consists primarily of equity and fixed income securities.

The Company’s pension plan funding strategy is to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an Accumulated Benefit Obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making the prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to contribute between $4,000,000 to $8,000,000 to its pension plan in November 2006 to fund its 2006 pension plan obligations. As of September 30, 2006, no 2006 year contributions have been made.

The Company sponsors an unfunded defined benefit health care plan that provides limited postretirement medical benefits to employees who meet minimum age and service requirements, and to eligible dependents. The plan is contributory, with retiree contributions adjusted annually.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(10)	RETIREMENT PLANS - (Continued)

The following table presents the components of net periodic benefit cost for the three months and nine months ended September 30, 2006 and 2005 (in thousands):

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net periodic benefit cost:
Service cost	$1,476	$1,152	$4,171	$3,455
Interest cost	1,601	1,288	4,551	3,864
Expected return on assets	(1,835)	(1,600)	(5,521)	(4,797)
Amortization of prior service cost	(22)	(22)	(67)	(67)
Amortization of actuarial loss	952	577	2,467	1,730
Net periodic benefit cost	$2,172	$1,395	$5,601	$4,185

	Postretirement Benefits Other Than Pensions
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net periodic benefit cost:
Service cost	$116	$159	$313	$336
Interest cost	111	90	380	276
Amortization of prior service cost	10	10	30	30
Amortization of actuarial loss	(51)	(23)	(63)	(95)
Net periodic benefit cost	$186	$236	$660	$547

(11)	CONTINGENCIES

The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $12,390,000 at September 30, 2006, including $11,470,000 in letters of credit and debt guarantees, and $920,000 in performance bonds, of which $683,000 relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(11)	CONTINGENCIES - (Continued)

In 2004, the Company and certain subsidiaries received a Request For Information (“RFI”) from the EPA under CERCLA with respect to a Superfund site, the State Marine site, located in Port Arthur, Texas. An RFI is not a determination that a party is responsible or potentially responsible for contamination at a site, but is only a request seeking any information a party may have with respect to a site as part of an EPA investigation into such site. In July 2005, a subsidiary of the Company received a notification of potential responsibility from the EPA and a request for voluntary participation in funding potential remediation activities at the SBA Shipyards, Inc., (“SBA”) property located in Jennings, Louisiana. In prior years, SBA had provided tank barge cleaning services to the subsidiary. In July 2006, the Company received a RFI from the United States Department of Agriculture - Forest Service under CERCLA with respect to a former mine site in South Dakota. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in these matters.

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

For purposes of the Management’s Discussion, all earnings per share are “Diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings for the three months and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Weighted average number of common stock-diluted	53,392	51,564	53,269	51,338

The increase in the weighted average number of common shares for both 2006 periods compared with the 2005 periods primarily reflected the issuance of restricted stock and the exercise of employee and director stock options, partially offset by common stock repurchases in the 2006 third quarter.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 903 active tank barges as of September 30, 2006 and operated an average of 242 towing vessels during the 2006 third quarter and 241 during the 2006 first nine months. The Company uses the inland waterway system of the United States to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade. Through its diesel engine services segment, the Company provides after-market services for large medium-speed and high-speed diesel engines and reduction gears used in marine, power generation and railroad applications.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Overview - (Continued)

For the 2006 third quarter, the Company reported net earnings of $25,600,000, or $.48 per share, on revenues of $264,612,000, a significant improvement over 2005 third quarter net earnings of $17,285,000, or $.34 per share, on revenues of $198,741,000. For the first nine months of 2006, the Company reported net earnings of $71,513,000, or $1.34 per share, on revenues of $732,807,000, compared with 2005 first nine months net earnings of $49,011,000, or $.95 per share, on revenues of $582,461,000. The 2006 third quarter and first nine months performance reflected continued strong petrochemical and black oil products demand in the marine transportation segment, coupled with higher contract rate renewals and higher spot market pricing. The diesel engine services segment also performed at strong levels in the 2006 third quarter and first nine months, the result of continued strong service and parts sales across the majority of its markets, higher service rates and parts pricing, and accretive earnings from the Global and MES acquisitions.

Marine Transportation

For the 2006 third quarter and first nine months, approximately 80% and 82%, respectively, of the Company’s revenue was generated by its marine transportation segment. The segment’s inland customers include many of the major petrochemical and refining companies in the United States. Products transported include raw materials for many of the end products used widely by businesses and consumers every day - plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company’s business tends to mirror the general performance of the United States economy and the performance of the Company’s customer base. The following table shows the markets serviced by the Company, the revenue distribution for the first nine months of 2006, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2006 First Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	67%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Housing, Consumer Goods, Clothing, Automobiles

Black Oil Products	20%	Residual Fuel, No. 6 Fuel Oil, Coker Feedstocks, Vacuum Gas, Asphalt, Boiler Fuel, Crude Oil, Ship Bunkers	Road Construction, Refinery Utilization, Fuel for Power Plants and Ships

Refined Petroleum Products	10%	Gasoline Blends, No. 2 Oil, Jet Fuel, Heating Oil	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	3%	Anhydrous Ammonia, Nitrogen Based Liquid Fertilizer, Industrial Ammonia	Agricultural Economy, Chemical Feedstock Usage

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Overview - (Continued)

The Company’s marine transportation segment’s revenue and operating income for the 2006 third quarter increased 23% and 42%, respectively, when compared with the third quarter of 2005. For the 2006 first nine months, revenue and operating income increased 21% and 37%, respectively, compared with the first nine months of 2005. The petrochemical market is the Company’s largest market, contributing 67% of the marine transportation revenue for the 2006 first nine months. During the third quarter and first nine months, the demand for the movement of petrochemicals remained strong, with term contract customers continuing to operate their plants and facilities at high utilization rates, resulting in high tank barge utilization. The black oil products market contributed 20% of 2006 first nine months marine transportation revenue. This market also remained strong as refineries continued to operate at close to full capacity, generating high demand for the transportation of heavier residual oil by-products. Refined petroleum products contributed 10% of 2006 first nine months marine transportation revenue, experiencing higher than normal demand for the movement of products from the Gulf Coast to the Midwest. The agricultural chemical market, which contributed 3% of 2006 first nine months marine transportation revenue, was weak due primarily to high inventory levels in the Midwest.

The 2006 third quarter and first nine months results were negatively impacted by a continued shortage of vessel personnel and a shortage of Gulf Coast towboats, both created by Hurricanes Katrina and Rita in the 2005 third quarter. The vessel personnel shortage resulted in higher vessel personnel wages and higher training costs as a result of increased training of vessel personnel at all levels. The shortage of Gulf Coast charter towboats resulted in the payment of higher charter rates to attract and retain the boats.

The 2006 first quarter was positively impacted by an estimated $.03 to $.04 per share from diesel fuel cost recovery clauses in certain marine transportation long-term contracts. The 2006 second quarter earnings were negatively impacted by an estimated $.03 to $.04 per share from fuel cost recovery under the same long-term contracts. For the 2006 third quarter and the first nine months of 2006, the estimated impact of the diesel fuel cost recovery clauses was neutral.

During the 2006 third quarter and first nine months, approximately 70% of the marine transportation revenues were under term contracts and 30% were spot market revenues. Rates under term contracts renewed during the 2006 third quarter and first nine months increased in the 4% to 8% average range, with some contracts increasing by a higher percentage and some by a lower percentage. Effective January 1, 2006, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases for those contracts by 2.5% to 3%. Spot market rates for the 2006 third quarter and first nine months for most marine transportation markets increased over 25% compared with the 2005 corresponding periods. The Company adjusts term contract rates for fuel on either a monthly or quarterly basis, depending on the specific contract. Spot market rates include the cost of fuel. During the 2006 third quarter, the average cost of fuel consumed was $2.08 per gallon, 19% higher than the $1.75 per gallon average cost of fuel consumed during the 2005 third quarter. During the 2006 first nine months, the average cost of fuel consumed was $1.97 per gallon, 27% higher than the $1.55 per gallon for the 2005 first nine months.

Navigational delay days for the 2006 third quarter were 1,200, down 42% compared with 2,080 delay days recorded in the 2005 third quarter. For the 2006 first nine months, navigational delay days were 5,049, down 29% compared with 7,159 delay days recorded in the 2005 first nine months. The reduction for both 2006 periods was primarily the result of favorable weather conditions and water levels during the 2006 first nine months compared with high water conditions on the Illinois, Ohio and Mississippi Rivers in the 2005 first quarter, and delays caused by Hurricanes Katrina and Rita in the 2005 third quarter.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Overview - (Continued)

The marine transportation operating margins for the 2006 third quarter and first nine months improved to 19.4% and 18.8%, respectively, when compared with 16.7% for the 2005 third quarter and first nine months. Continued strong demand, contract and spot market rate increases, the January 1, 2006 escalators on long-term contracts and favorable weather conditions, partially offset by towboat shortages and vessel personnel wage increases, contributed to the higher 2006 operating margins for both comparable periods.

Diesel Engine Services

For the 2006 third quarter and first nine months, approximately 20% and 18%, respectively, of the Company’s revenue was generated by its diesel engine services segment of which 64% and 62% was generated through service and 36% and 38% from parts sales, respectively. The results of the diesel engine services segment are largely influenced by the economic cycles of the industries it serves. The following table shows the markets serviced by the Company, the revenue distribution for the first nine months of 2006 and the customers for each market:

Markets Serviced	2006 First Nine Months Revenue Distribution	Customers
Marine	70%	Inland River Carriers - Dry and Liquid, Offshore Towing - Dry and Liquid, Offshore Oilfield Services - Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake OreCarriers

Power Generation	17%	Standby Power Generation, Pumping Stations

Railroad	13%	Passenger (Transit Systems), Class II Shortline, Industrial

The Company’s diesel engine services segment’s 2006 third quarter revenue and operating income increased 102% and 154%, respectively, compared with the third quarter of 2005. For the first nine months of 2006, revenue and operating income increased 56% and 96%, respectively, compared with the first nine months of 2005. The results were positively impacted by the accretive acquisitions of Global and MES, as well as from continued strong in-house and in-field service activity and direct parts sales in the majority of its markets, and from higher service rates and parts pricing implemented during 2005 and during the 2006 third quarter and first nine months.

The diesel engine services segment’s operating margins for the 2006 third quarter improved to 15.3% compared with 12.2% for the third quarter of 2005. For the first nine months of 2006, the operating margin was 15.5% compared with 12.3% for the first nine months of 2005. The higher margins resulted from the accretive Global and MES acquisitions, strong markets, higher service activities, which generally earn a higher operating margin than parts sales, increased pricing for service and parts, and higher labor utilization.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Overview - (Continued)

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2006 first nine months, with net cash provided from operations of $103,201,000. Net cash provided from operations for the 2005 first nine months was $105,977,000. In addition, during the 2006 and 2005 first nine months, the Company generated cash of $12,108,000 and $5,338,000, respectively, from the exercise of stock options. The cash, and borrowings under the Company’s Revolving Credit Facility, were used for capital expenditures of $110,114,000, primarily for fleet replacement, enhancement and expansion, and $139,425,000 for the acquisition of the remaining 65% interest in Dixie Fuels, the acquisitions of Global, MES and Gulf Coast Fire & Safety, and the purchase of 16 towboats, including eight from Capital Towing. The Company’s debt-to-capitalization ratio increased from 27.1% at December 31, 2005 to 34.3% at September 30, 2006 primarily due to borrowings under the Company’s Revolving Credit Facility to finance the acquisitions noted above.

Capital expenditures for the 2006 first nine months were $110,114,000 and included $44,253,000 for new tank barge and towboat construction and $65,861,000 primarily for upgrading the existing marine transportation fleet.

The Company projects that capital expenditures for 2006 will be in the $138,000,000 to $143,000,000 range, including approximately $60,000,000 for new tank barge and towboat construction, with the remainder primarily for upgrading the existing marine transportation fleet. During 2005 and 2006, the Company entered into contracts for the construction of twenty-three 30,000 barrel tank barges at a cost of $45,000,000, subject to adjustment for the price of steel, and two 10,000 barrel specialty tank barges for use in the petrochemical market at a cost of approximately $2,300,000, subject to adjustment for the price of steel. Fifteen of the 30,000 barrel tank barges will be additional capacity and eight will be replacement barges for older barges removed from service. The two 10,000 barrel tank barges will be additional capacity. Delivery of the twenty-three 30,000 barrel barges will be throughout 2006, with the final four barges scheduled for delivery in the 2007 first half. One of the 10,000 barrel barges is scheduled for delivery in December 2006 and one in the 2007 first quarter. During 2005, the Company also entered into a contract for the construction of four 2100 horsepower inland towboats at a cost of approximately $13,000,000, $3,200,000 of which was paid in December 2005 and included in the 2005 capital expenditures. One towboat is scheduled to be placed into service in the fourth quarter of 2006 and three in the 2007 first half.

In March 2006, the Company entered into a contract for the construction of twelve 30,000 barrel tank barges at a cost of approximately $28,000,000, subject to adjustment for the price of steel. In April 2006, the Company entered into a contract for the construction of eight 30,000 barrel tank barges at a cost of approximately $15,000,000, subject to adjustment for the price of steel. Of the 20 new 30,000 barrel tank barges under contract, 14 barges will be additional capacity and 6 barges will be replacement barges for older barges removed from service. Delivery of 18 of the 20 new 30,000 barrel tank barges is scheduled throughout 2007 with the remaining two in the 2008 first half. In August 2006, the Company entered into a contract for the construction of four 1800 horsepower inland towboats at a cost of approximately $13,000,000, subject to adjustment for the price of steel.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Overview - (Continued)

The Company remains in excellent financial position to take advantage of internal and external growth opportunities in its marine transportation and diesel engine services segments. For the marine transportation segment, external growth opportunities include potential acquisitions of independent inland tank barge operators and fleet owners seeking to single source tank barge requirements. Increasing the fleet size will allow the Company to improve asset utilization through more backhaul opportunities, faster barge turnarounds, more efficient use of towboats, barges positioned closer to cargos, lower incremental costs due to enhanced purchasing power, minimal incremental administrative staff and less cleaning due to operating more barges with compatible prior cargos. In addition to the Global and MES acquisitions, the diesel engine services segment’s external growth opportunities include further consolidation of strategically located diesel service providers, and expanded service capability for other engine and marine gear related products.

For the remainder of 2006, the Company anticipates continued strong petrochemical, black oil and refined products volumes for its marine transportation segment. For its diesel engine services segment, the Company anticipates continued strong service activity and parts sales.

Acquisitions

On July 24, 2006, the Company signed an agreement to purchase the assets of Capital, consisting of 11 towboats, for approximately $15,000,000 in cash. The Company purchased eight of the towboats in August 2006 for $12,551,000 in cash. The remaining three towboats will be purchased upon expiration of their present charters with non-Kirby related companies. The Company and Capital have entered into a vessel operating agreement whereby Capital will continue to operate and crew the towboats for the Company.

On July 21, 2006, the Company purchased the assets of MES for $6,863,000 in cash. MES is a Gulf Coast high-speed diesel engine services provider, operating a factory-authorized full service dealership for John Deere, as well as a service provider for Detroit Diesel.

On June 7, 2006, the Company purchased the stock of Global for an aggregate consideration of $101,708,000, consisting of $98,657,000 in cash, the assumption of $2,625,000 of debt and $426,000 of merger costs. Global is a Gulf Coast high-speed diesel engine services provider, operating factory-authorized full service marine market dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines, and Allison transmissions, as well as an authorized marine dealer for Caterpillar in Louisiana. Revenues for Global for 2005 were approximately $63,000,000.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Acquisitions - (Continued)

On March 1, 2006, the Company purchased from PFC the remaining 65% interest in Dixie Fuels for $15,818,000. The Dixie Fuels partnership, formed in 1977, was 65% owned by PFC and 35% owned by the Company. As part of the transaction, the Company extended the expiration date of its marine transportation contract with PFC from 2008 to 2010. Revenues for Dixie Fuels for 2005 were approximately $26,200,000.

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

On June 24, 2005, the Company purchased ACL’s black oil products fleet of 10 inland tank barges for $7,000,000 in cash. Eight of the barges are currently in service and the other two barges are being renovated in 2006.

Results of Operations

The Company reported third quarter 2006 net earnings of $25,600,000, or $.48 per share, on revenues of $264,612,000, compared with 2005 third quarter net earnings of $17,285,000, or $.34 per share, on revenues of $198,741,000. Net earnings for the 2006 first nine months were $71,513,000, or $1.34 per share, on revenues of $732,807,000, compared with net earnings of $49,011,000, or $.95 per share, on revenues of $582,461,000 for the first nine months of 2005.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2006 third quarter compared with the third quarter of 2005, the first nine months of 2006 compared with the first nine months of 2005 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2006	%	2005	%	2006	%	2005	%
Marine transportation	$211,080	80%	$172,259	87%	$604,551	82%	$500,211	86%
Diesel engine services	53,532	20	26,482	13	128,256	18	82,250	14
	$264,612	100%	$198,741	100%	$732,807	100%	$582,461	100%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Results of Operations - (Continued)

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of September 30, 2006, the Company operated 903 active inland tank barges, with a total capacity of 17.0 million barrels, compared with 889 active inland tank barges at September 30, 2005, with a total capacity of 16.6 million barrels. The Company operated an average of 242 active inland towing vessels during the 2006 third quarter and 241 during the first nine months compared with an average of 243 during the 2005 third quarter and 242 during the first nine months of 2005. The Company also owns and operates four dry-bulk barge and tug units.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2006 compared with the three months and nine months ended September 30, 2005 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
Marine transportation revenues	$211,080	$172,259	23%	$604,551	$500,211	21%

Costs and expenses:
Costs of sales and operating expenses	132,599	110,776	20	381,077	317,223	20
Selling, general and administrative	19,067	16,663	14	56,006	50,235	11
Taxes, other than on income	3,009	3,077	(2)	9,153	8,884	3
Depreciation and amortization	15,492	12,999	19	44,463	40,521	10
	170,167	143,515	19	490,699	416,863	18
Operating income	$40,913	$28,744	42%	$113,852	$83,348	37%

Operating margins	19.4%	16.7%		18.8%	16.7%

Marine Transportation Revenues

Marine transportation revenues for the 2006 third quarter and first nine months increased 23% and 21%, respectively, compared with the corresponding 2005 periods, reflecting continued strong petrochemical, black oil products and refined petroleum products demand, as well as favorable 2006 third quarter and first nine months weather conditions. In addition, the segment benefited from 2005 year and 2006 first nine months contract and spot market rate increases, and annual labor and producer price index escalators during 2006 on a number of multi-year contracts. The 2005 third quarter and first nine months revenues were negatively impacted by Hurricanes Katrina and Rita and the Company estimated that the two back to back Gulf Coast hurricanes negatively impacted the 2005 third quarter and first nine months by $.05 per share.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation Revenues - (Continued)

Petrochemical transportation demand for the 2006 third quarter and first nine months remained strong, benefiting from a continued strong United States economy. Term customers continued to operate their plants and facilities at high utilization rates, resulting in continued high barge utilization for most products and trade lanes.

Black oil products demand during the 2006 third quarter and first nine months remained strong as refineries operated at close to full capacity, which generated heavy demand for waterborne transportation of heavier refinery residual oil by-products.

Refined petroleum products demand for transportation into the Midwest during the 2006 third quarter and first nine months was stronger than normal. During the first half of 2006, barge availability for movements of refined products into the Midwest was constrained due to the diversion of barges to the stronger Gulf Intracoastal Waterway petrochemical market to meet term contract requirements and the Company’s continued retirement of single hull barges. During the 2006 third quarter, because of the towboat shortage in the Gulf Intracoastal Waterway, certain tank barges were diverted back to the Mississippi River to meet strong demand for refined products movements into the Midwest.

Agricultural chemical demand was weak during the 2006 third quarter and first nine months, primarily due to high Midwest liquid fertilizer inventory levels which reduced demand for movements of imported liquid fertilizer into the Midwest.

As described under Acquisitions above, the Company acquired an additional one-third interest in Osprey in January 2006, increasing the Company’s ownership to 67%, and purchased in March 2006 the remaining 65% of the Dixie Fuels partnership, bringing the Company’s ownership to 100%. As a result of the acquisitions, the Company began consolidating the results of both entities in the marine transportation segment beginning on their acquisition dates. During the 2006 third quarter and first nine months, the entities contributed a combined $10,583,000 and $25,862,000, respectively, of marine transportation revenues.

For the third quarter of 2006, the marine transportation segment incurred 1,200 delay days, a 42% improvement over the 2005 third quarter delay days of 2,080. For the 2006 first nine months, 5,049 delay days occurred, 29% lower than the 7,159 delay days incurred in the 2005 first nine months. The lower 2006 delay days primarily reflected unusually favorable 2006 first quarter winter weather conditions and water levels, a slight improvement in 2006 second quarter weather conditions and water levels, and a significant improvement in the 2006 third quarter weather conditions when compared with the 2005 third quarter, which was negatively impacted by Hurricanes Katrina and Rita.

During the 2006 third quarter and first nine months, approximately 70% of marine transportation revenues were under term contracts and 30% were spot market revenues. The 70% contract and 30% spot market mix provides the Company with a stable revenue stream with less exposure to day-to-day pricing fluctuations. Rates under term contracts renewed in the 2006 third quarter and first nine months increased in the 4% to 8% average range, primarily the result of continued strong industry demand and high utilization of tank barges. Spot market rates for the 2006 third quarter and first nine months, including fuel, increased over 25% compared with the 2005 third quarter and first nine months. Effective January 1, 2006, escalators for labor and the producer price index on a number of multi-year contracts increased rates on such contracts by 2.5% to 3%.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation Revenues - (Continued)

Hurricanes Katrina and Rita negatively impacted the 2005 third quarter and first nine months. Hurricane Katrina made landfall east of New Orleans on August 29 and Hurricane Rita made landfall on the Texas - Louisiana border on September 24. Petrochemical and refinery facilities located in the paths or projected paths of the hurricanes shutdown operations in advance of the storms. Waterways in the hurricane affected areas were closed and Kirby’s equipment was moved out of the path of the storms. The hurricanes caused no notable damage to Kirby’s tank barge and towboat fleet or its facilities. The impact of the hurricanes was mitigated to some degree by risk sharing provisions in many of the segment’s contracts, enabling the Company to recover some of the costs related to navigational delays beyond the Company’s control. In addition, some customers opted to place equipment on a time charter basis prior to the hurricanes, and remained on charter through the storms.

Marine Transportation Costs and Expenses

Costs and expenses for the 2006 third quarter and first nine months increased 19% and 18%, respectively, compared with the 2005 third quarter and first nine months, reflecting the higher costs and expenses associated with increased marine transportation demand noted above. The increase also reflected the consolidation of Dixie Fuels effective March 1, 2006 and Osprey effective January 1, 2006.

Costs of sales and operating expenses for the 2006 third quarter and first nine months increased 20% compared with the corresponding 2005 periods, reflecting increased operation and vessel personnel salaries and related expenses, additional expenses associated with the increased demand and higher towboat and tank barge maintenance expenditures. Both 2006 periods reflected higher vessel personnel wages and higher rates for chartered towboats, the direct result of Hurricanes Katrina and Rita, which tightened the Gulf Coast labor pool and towboat market. The tight vessel labor market resulted in higher training costs as a result of increased training of vessel personnel at all levels. In addition, the higher price of diesel fuel consumed, resulted in higher fuel costs. During the 2006 third quarter, the Company operated an average of 242 towboats compared with an average of 243 during the 2005 third quarter. For the first nine months of 2006, the segment operated 241 towboats compared with 242 for the 2005 first nine months. During the 2006 third quarter, the Company consumed 13.6 million gallons of diesel fuel, slightly less than the 13.9 million consumed in the 2005 third quarter. For the 2006 first nine months, the segment consumed 40.4 million gallons of diesel fuel, slightly less than the 41.0 million gallons consumed during the 2005 first nine months.

The average price per gallon of diesel fuel consumed during the 2006 third quarter was $2.08 compared with $1.75 per gallon for the third quarter of 2005 and $1.97 per gallon for the 2006 first nine months compared with $1.55 per gallon for the 2005 first nine months. Term contracts contain fuel escalation clauses that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot market rates include the cost of fuel.

Selling, general and administrative expenses for the 2006 third quarter and first nine months increased 14% and 11%, respectively, compared with the corresponding 2005 periods. The increase primarily reflected January 1, 2006 salary increases and related expenses, the impact of expensing stock options effective January 1, 2006 in accordance with SFAS No. 123R and the consolidation of Dixie Fuels and Osprey in 2006.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation Costs and Expenses - (Continued)

Taxes, other than on income, decreased 2% for the 2006 third quarter and increased 3% for the first nine months compared with the corresponding periods of 2005, as the 2005 periods reflected lower taxes as a result of a favorable settlement of a multiple year property tax issue.

Depreciation and amortization for the 2006 third quarter increased 19% compared with the 2005 third quarter and increased 10% for the 2006 first nine months compared with the 2005 first nine months. The increase for both 2006 periods was primarily attributable to increased capital expenditures, including new tank barges, as well as increased depreciation and amortization from the consolidation of Dixie Fuels effective March 2006.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2006 third quarter increased 42% compared with the 2005 third quarter. For the 2006 first nine months, the operating income for the segment increased 37% compared with the first nine months of 2005. The operating margin for the 2006 third quarter increased to 19.4% compared with 16.7% for the third quarter of 2005 and 18.8% for the 2006 first nine months compared with 16.7% for the 2005 first nine months. Continued strong demand, favorable 2006 third quarter and first nine months weather conditions, higher contract and spot market pricing and the January 1, 2006 escalators on a number of multi-year contracts, partially offset by towboat shortages and vessel personnel wage increases, positively impacted the 2006 operating income and operating margins for both comparable periods.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services - (Continued)

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2006 compared with the three months and nine months ended September 30, 2005 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
Diesel engine services revenues	$53,532	$26,482	102%	$128,256	$82,250	56%

Costs and expenses:
Costs of sales and operating expenses	36,808	19,489	89	90,293	61,231	47
Selling, general and administrative	7,588	3,391	124	16,150	9,741	66
Taxes, other than on income	120	91	32	343	296	16
Depreciation and amortization	824	280	194	1,638	841	95
	45,340	23,251	95	108,424	72,109	50
Operating income	$8,192	$3,231	154%	$19,832	$10,141	96%

Operating margins	15.3%	12.2%		15.5%	12.3%

Diesel Engine Services Revenues

Diesel engine services revenues for the 2006 third quarter increased 102% compared with the 2005 third quarter and 56% for the first nine months of 2006 compared with the 2005 first nine months. During both 2006 periods, the segment was positively impacted by the acquisitions of Global and MES, both high-speed Gulf Coast service providers, which were purchased on June 7, 2006 and July 21, 2006, respectively. In addition, the segment benefited from increased service modification projects and parts sales in its marine, offshore oil service, power generation and railroad markets, emission compliance projects for Gulf Coast and West Coast customers, and better labor utilization. The Company also benefited from higher service rates and parts pricing during 2005 and in the 2006 first nine months.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2006 third quarter and first nine months increased 95% and 50%, respectively, when compared with corresponding periods of 2005. The significant increase in each cost and expense category was primarily attributable to the Global and MES acquisitions. In addition, increases in costs of sales and operating expenses reflected the higher service and parts sales activity noted above, as well as increases in salaries and other related benefit expenses effective January 1, 2006. Selling, general and administrative expenses also reflected a January 1, 2006 increase in salaries and related expenses, and the expensing of stock options effective January 1, 2006.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2006 third quarter and first nine months increased 154% and 96%, respectively, compared with the corresponding periods of 2005. The significant increase in both 2006 periods reflected the accretive earnings from the Global and MES acquisitions, stronger markets noted above, increased service and parts pricing, and higher service revenue versus parts revenue mix. During the 2006 third quarter and first nine months, 64% and 62%, respectively, of the segment’s revenue was from service versus 60% and 58%, respectively, for the corresponding periods of 2005. The higher operating margins, 15.3% for the 2006 third quarter and 15.5% for the 2006 first nine months versus 12.2% for the 2005 third quarter and 12.3% for the 2005 first nine months, was primarily a reflection of the Global and MES acquisitions, higher margin service revenue mix, increased pricing for service and parts and higher labor utilization.

General Corporate Expenses

General corporate expenses for the 2006 third quarter were $3,199,000, or 58% higher than the third quarter of 2005. For the first nine months of 2006, general corporate expenses were $9,030,000, a 45% increase compared with the 2005 first nine months. The increase for both comparable periods reflected increases in salaries and related expenses effective January 1, 2006, higher employee incentive compensation accruals, higher legal fees and the expensing of stock options effective January 1, 2006. The increase for the 2006 first nine months also included stock listing fees associated with the two-for-one stock split.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $255,000 and $1,197,000 for the 2006 third quarter and first nine months, respectively, compared with a loss on disposition of assets of $24,000 and a gain of $1,963,000 for the corresponding periods of 2005, respectively. The disposition of assets for all reported periods was predominantly from the sale of inland tank barges and towboats.

Other Income and Expenses

The following table sets forth equity in earnings of marine affiliates, loss on debt retirement, other expense and interest expense for the three months and nine months ended September 30, 2006 compared with the three months and nine months ended September 30, 2005 (dollars in thousands):

	Three months ended September 30,					Nine months ended September 30,
	2006		2005		% Change	2006		2005	% Change
Equity in earnings of marine affiliates		$88		$1,395	(94)%		$641	$1,399	(54)%
Loss on debt retirement	$	―	$	―	―	$	―	$(1,144)	N/A
Other expense		$(389)		$(443)	(12)%		$(457)	$(1,159)	(61)%
Interest expense		$(4,503)		$(2,997)	50%		$(10,505)	$(9,256)	13%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Equity in Earnings of Marine Affiliates

Equity in earnings of marine affiliates for the 2006 third quarter and first nine months was $88,000 and $641,000, respectively, consisting primarily of the Company’s portion of the January and February 2006 earnings from the 35% owned offshore marine partnership operating four offshore dry-cargo barge and tug units. On March 1, 2006, the Company purchased the remaining 65% interest in the marine partnership and the March through September 2006 results were consolidated. For the 2005 third quarter and first nine months, equity in earnings of marine affiliates were $1,395,000 and $1,399,000, respectively, consisting primarily of the 35% owned offshore partnership and a 33% interest in Osprey, a barge feeder service for cargo containers. For the 2005 first quarter a loss of $703,000 was recorded, primarily attributable to a heavy maintenance shipyard schedule for the 35% owned offshore marine partnership, as well as start-up costs for Osprey’s coastal service along the Gulf of Mexico, which began in late 2004 and ended in October 2005. Effective January 1, 2006, the Company acquired an additional one-third interest in Osprey and Osprey’s results were consolidated for the 2006 third quarter and first nine months.

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

Interest Expense

Interest expense for the 2006 third quarter increased 50% compared with the 2005 third quarter, primarily the result of additional borrowings under the Company’s Revolving Credit Facility to fund the 2006 acquisition of Global. For the 2006 first nine months, interest expense increased 13% compared with the 2005 first nine months, primarily the result of higher average debt due to the Global acquisition, partially offset by a favorable first quarter 2006 interest adjustment associated with the final settlement of the audit of the Company’s 2002 through 2004 federal tax returns with the Internal Revenue Service. The average debt and average interest rate for the third quarter of 2006 and 2005, including the effect of interest rate swaps, were $300,929,000 and 6.0%, and $211,898,000 and 5.6%, respectively. For the first nine months of 2006 and 2005, the average debt and average interest rate, including the effect of interest rate swaps and excluding the Internal Revenue Service interest expense, were $240,827,000 and 6.0%, and $210,761,000 and 5.9%, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of September 30, 2006 were $1,269,222,000 compared with $1,025,548,000 as of December 31, 2005. The 24% increase primarily reflected the acquisitions of Global in June 2006, MES in July 2006 and eight towboats from Capital in August 2006, and the consolidation of Dixie Fuels and Osprey beginning in the 2006 first quarter.

Current assets as of September 30, 2006 increased 34% compared with December 31, 2005, primarily reflecting the current assets of Global, Dixie Fuels and Osprey. The 77% decrease in cash and cash equivalents reflected the use of existing cash for the Global acquisition. In addition to the acquisitions, the 35% increase in trade accounts receivable reflected the increase in both marine transportation and diesel engine services revenues. Other accounts receivable increased 107%, primarily reflecting $7,000,000 escrowed in the Global acquisition to secure the obligations of the sellers of Global under the purchase agreement. This escrow account receivable is offset by a $7,000,000 escrow account recorded in accrued liabilities. The 113% increase in inventory - finished goods for the diesel engine services segment reflected the inventory acquired with the Global and MES acquisitions, as well as higher inventory levels in support of stronger service activity and parts sales during the 2006 first nine months, as well as service projects to be delivered in the 2006 fourth quarter.

Property and equipment, net of accumulated depreciation, at September 30, 2006 increased 17% compared with December 31, 2005. The increase reflected $110,114,000 of capital expenditures for the 2006 first nine months, more fully described under Capital Expenditures below, the fair value of the property and equipment acquired in the Global, MES, Dixie Fuels, Gulf Coast Fire & Safety and Osprey transactions of $26,904,000, and the purchase of 16 towboats, including the eight purchased from Capital, for $18,074,000, less $45,320,000 of depreciation expense and $2,830,000 of property disposals during the 2006 first nine months.

Investment in marine affiliates as of September 30, 2006 decreased 81% compared with December 31, 2005, primarily reflecting the consolidation of the Dixie Fuels and Osprey equity investments which were previously recorded under the equity method of accounting prior to their acquisition by the Company in the 2006 first quarter.

Goodwill - net as of September 30, 2006 increased 39% compared with December 31, 2005, reflecting the goodwill recorded in the Global and MES acquisitions, and the January 2006 acquisition of an additional 33% interest in Osprey, bringing the Company’s ownership to 67%. Osprey was previously recorded under the equity method of accounting.

Other assets as of September 30, 2006 increased 87% compared with December 31, 2005. The increase was primarily attributable to an increase in intangibles related to the value assigned to non-compete agreements, dealerships and customer relationships in the Global, MES and Gulf Coast Fire & Safety acquisitions, the value assigned to the PFC marine transportation contract in the Dixie Fuels acquisition and its subsequent amendment in August 2006, long-term notes receivable from the sale of two towboats, an increase in the fair value of interest rate swaps and the repurchase of a diesel engine distribution agreement. The increases were partially offset by the amortization of the long-term pension asset and the amortization of intangibles.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Balance Sheet - (Continued)

Current liabilities as of September 30, 2006 increased 12% compared with December 31, 2005, reflecting the current liabilities of Global, Dixie Fuels and Osprey. Accounts payable increased 15%, attributable to higher marine transportation and diesel engine services business levels and higher shipyard maintenance accruals. Accrued liabilities increased 13% primarily due to the Global acquisition and higher casualty loss accruals, partially offset by the 2006 payment of employee incentive compensation accrued during 2005. The increase due to the Global acquisition was principally due to a $7,000,000 escrow account liability expected to be settled in the next twelve months. This escrow account liability is offset by a $7,000,000 escrow account recorded in other receivables as discussed above.

Deferred income taxes as of September 30, 2006 increased 8% compared with December 31, 2005, primarily reflecting the recording of $11,888,000 of state and federal deferred taxes associated with the Global acquisition. The deferred state and federal tax liability was recorded to reflect the tax effect of the difference in the financial basis of the assets over the tax basis.

Minority interest and other long-term liabilities as of September 30, 2006 increased 4% compared with December 31, 2005, primarily due to an increase in lease reserves as a result of a buildout allowance given on a new lease on the Company’s corporate headquarters and the recording of a $1,271,000 decrease in the fair value of swap agreements, more fully described under Long-Term Financing below.

Stockholders’ equity as of September 30, 2006 increased 17% compared with December 31, 2005. The increase was the result of $71,513,000 of net earnings for the first nine months of 2006, a $7,265,000 decrease in treasury stock, an increase of $2,643,000 in common stock due to the stock split, an increase of $2,420,000 in additional paid-in capital, a $786,000 increase in accumulated other comprehensive income and an increase of $5,060,000 in unearned compensation. The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock, partially offset by the purchase during the 2006 third quarter of $4,789,000 of Company common stock, more fully described under Treasury Stock Purchases below. The increase in accumulated other comprehensive income resulted from the net changes in fair value of interest rate swap agreements, net of taxes, more fully described under Long-Term Financing below. As a result of the adoption of SFAS No. 123R, the balance of $5,060,000 in unearned compensation as of January 1, 2006 was reclassified to and reduced the balance of additional paid-in capital.

Long-Term Financing

The Company has an unsecured Revolving Credit Facility with a syndicate of banks with JP Morgan Chase Bank as the agent bank. On June 14, 2006, the Company increased the Revolving Credit Facility from $150,000,000 to $250,000,000 and extended the maturity date to June 14, 2011 from the previous maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. The unsecured Revolving Credit Facility has a variable interest rate spread based on LIBOR that varies with the Company’s senior debt rating and the level of debt outstanding. As of September 30, 2006, the Company had $123,900,000 of borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit of which $7,612,000 was outstanding as of September 30, 2006. The Company was in compliance with all Revolving Credit Facility covenants as of September 30, 2006.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Long-Term Financing - (Continued)

On May 31, 2005, the Company issued $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013. The 2005 Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The 2005 Senior Notes are callable, at the Company’s option, with a 1% prepayment premium until May 31, 2007 and at par thereafter. No principal payments are required until maturity in February 2013. The proceeds of the 2005 Senior Notes were used to repay the outstanding balance of the Company’s $200,000,000 unsecured floating rate senior notes due February 2013 with an interest rate equal to LIBOR plus a margin of 1.2%. With the early extinguishment, the Company expensed $1,144,000 of unamortized financing costs associated with the retired senior notes during the 2005 second quarter. As of September 30, 2006, $200,000,000 was outstanding under the 2005 Senior Notes and the Company was in compliance with all 2005 Senior Notes covenants.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit. The Credit Line was reduced from $10,000,000 to $5,000,000 in June 2006, with a maturity date of June 30, 2007. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of September 30, 2006. Outstanding letters of credit under the Credit Line were $604,000 as of September 30, 2006.

The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate debt with a maturity of nine months or longer. As of September 30, 2006, $121,000,000 was available under the shelf registration, subject to mutual agreement to terms, to provide financing for future business or equipment acquisitions, working capital requirements and reductions of the Company’s Revolving Credit Facility and 2005 Senior Notes. As of September 30, 2006, there were no outstanding debt securities under the shelf registration.

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent that the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of September 30, 2006, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional amount	Effective date	Termination date	Fixed pay rate	Receive rate
$100,000	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	April 2004	May 2009	4.00%	Three-month LIBOR

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Long-Term Financing - (Continued)

These interest rate swaps hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2006 first nine months. At September 30, 2006, the fair value of the interest rate swap agreements was $1,231,000 of which $1,240,000 and $2,471,000 was recorded as other assets and other long-term liabilities, respectively. The Company has recorded in interest expense, net losses (gains) related to the interest rate swap agreements of $(122,000) and $619,000 for the three months ended September 30, 2006 and 2005, respectively, and $81,000 and $2,366,000 for the nine months ended September 30, 2006 and 2005, respectively. The Company anticipates $364,000 of net gains included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. Fair value amounts were determined as of September 30, 2006 and 2005 based on quoted market values of the Company’s portfolio of derivative instruments.

Capital Expenditures

Capital expenditures for the 2006 first nine months were $110,114,000, of which $44,253,000 was for construction of new tank barges and towboats, and $65,861,000 was primarily for upgrading of the existing marine transportation fleet. Financing of the construction of the new tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

A summary of the new tank barge and towboat construction follows:

			Expended					Placed in Service
Contract	No. of		($ in millions)					(Barrels in thousands)
Date	Barges	Capacity	2004	2005	2006	Total		2004	2005	2006 *	2007*	2008*
Oct. 2003	9	30,000	$14.1	$1.6	―	$15.7		240	30	―	―	―
June 2004	11	30,000	―	$24.6	$.1	$24.7		―	330	―	―	―
July 2004	7	30,000	$3.9	$10.9	$.2	$15.0		―	180	30	―	―
Nov. 2004	20	10,000	―	$21.9	$1.4	$23.3		―	200	―	―	―
July 2005	10	30,000	―	$3.7	$9.2	$18.0	Est.	―	―	180	120	―
July 2005	13	30,000	―	―	$26.2	$27.0	Est.	―	―	390	―	―
Mar. 2006	12	30,000	―	―	―	$28.0	Est.	―	―	―	360	―
April 2006	8	30,000	―	―	$1.4	$15.0	Est.	―	―	―	180	60
June 2006	2	10,000	―	―	$.7	$2.3	Est.	―	―	10	10	―

				Expended
Contract	No. of			($ in millions)			Placed in Service
Date	Towboats	Horsepower	Market	2005	2006	Total	2006*	2007*
Dec. 2005	4	2100	River	$3.2	$3.8	13.0 Est.	1	3
Aug. 2006	4	1800	Canal	―	$1.1	13.0 Est.	―	4

* Based on current construction schedule

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Capital Expenditures - (Continued)

Funding for future capital expenditures and new barge and towboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

During the 2006 third quarter, the Company purchased in the open market 162,900 shares of common stock at a total purchase price of $4,789,000, for an average price of $29.40 per share. As of November 6, 2006, the Company had 2,258,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $103,201,000 during the nine months ended September 30, 2006, 3% lower than the $105,977,000 generated during the nine months ended September 30, 2005. The 3% decrease reflected negative cash flows resulting from changes in operating assets and liabilities, partially offset by stronger earnings in the 2006 first nine months versus the 2005 first nine months. The cash flows from changes in operating assets and liabilities were lower in the 2006 first nine months primarily due to a larger accounts receivable increase attributable to increased marine transportation and diesel engine services levels, as well as a larger inventory increase to accommodate increased diesel engine services activity levels and larger incentive compensation payments in 2006 over 2005. In addition, the Company had a smaller increase in accounts payable in the 2006 first nine months versus the 2005 first nine months.

Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings associated with each of the above and other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of November 3, 2006, $138,906,000 under its Revolving Credit Facility, $121,000,000 under its shelf registration program, subject to mutual agreement and terms, and $4,396,000 available under its Credit Line.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Liquidity - (Continued)

The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $12,390,000 at September 30, 2006, including $11,470,000 in letters of credit and debt guarantees, and $920,000 in performance bonds, of which $683,000 relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

During the last three years, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts that generally contain cost escalation clauses whereby certain costs, including fuel, can be passed through to its customers; however, there is typically a 30 to 90 day delay before contracts are adjusted for fuel prices. Spot market rates include the cost of fuel and are subject to market volatility. The repair portion of the diesel engine services segment is based on prevailing current market rates.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent that the swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of September 30, 2006, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional amount	Effective date	Termination date	Fixed pay rate	Receive rate
$100,000	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	April 2004	May 2009	4.00%	Three-month LIBOR

These interest rate swaps hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2006 first nine months. At September 30, 2006, the fair value of the interest rate swap agreements was $1,231,000 of which $1,240,000 and $2,471,000 was recorded as other assets and other long-term liabilities, respectively. The Company has recorded in interest expense, net losses (gains) related to the interest rate swap agreements of $(122,000) and $619,000 for the three months ended September 30, 2006 and 2005, respectively, and $81,000 and $2,366,000 for the nine months ended September 30, 2006 and 2005, respectively. The Company anticipates $364,000 of net gains included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Gains or losses on the interest rate swap contracts offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. Fair value amounts were determined as of September 30, 2006 and 2005 based on quoted market values of the Company’s portfolio of derivative instruments.

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
Dated: November 6, 2006