Form 10-K
period 2006-12-31
KIRBY CORP
filed 2007-02-28
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☑

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

The aggregate market value of common stock held by nonaffiliates of the registrant as of June 30, 2006, based on the closing sales price of such stock on the New York Stock Exchange on that date was $1,902,209,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of February 28, 2007, 53,175,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held April 24, 2007, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

PART I
Item 1. Business
MARINE TRANSPORTATION
DIESEL ENGINE SERVICES
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Items 10 Through 14.
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2006 and 2005
KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS For the Years Ended December 31, 2006, 2005 and 2004
KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME For the Years Ended December 31, 2006, 2005 and 2004
KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2006, 2005 and 2004
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
Amendment to Rights Agreement
2002 Stock and Incentive Plan
Annual Incentive Plan Guidelines
2000 Nonemployee Director Stock Option Plan
2005 Stock and Incentive Plan
Principal Subsidiaries
Consent of Independent Registered Public Accountants
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification Pursuant to Section 906

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

The Company’s diesel engine services segment is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and reduction gears, and related parts sales in three distinct markets: the marine market, providing aftermarket service for vessels powered by diesel engines utilized in the various inland and offshore marine industries; the power generation market, providing aftermarket service for diesel engines that provide standby, peak and base load power generation, for users of industrial reduction gears and for standby generation components of the nuclear industry; and the railroad market, providing aftermarket service and parts for shortline, industrial, Class II and certain transit railroads.

The Company and its marine transportation and diesel engine services segments have approximately 3,000 employees, all of whom are in the United States.

The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the principal activities of the Company for the years indicated (in thousands):

	2006	2005	2004

Revenues from unaffiliated customers:
Marine transportation	$807,216	$685,999	$588,828
Diesel engine services	177,002	109,723	86,491

Consolidated revenues	$984,218	$795,722	$675,319

Operating profits:
Marine transportation	$153,225	$119,291	$92,535
Diesel engine services	26,374	12,874	8,388
General corporate expenses	(11,665)	(10,021)	(7,565)
Gain (loss) on disposition of assets	1,436	2,360	(299)

	169,370	124,504	93,059
Equity in earnings of marine affiliates	707	1,933	1,002
Loss on debt retirement	—	(1,144)	—
Other expense	(116)	(319)	(347)
Minority interests	(558)	(1,069)	(542)
Interest expense	(15,201)	(12,783)	(13,263)

Earnings before taxes on income	$154,202	$111,122	$79,909

Identifiable assets:
Marine transportation	$1,047,264	$928,408	$834,157
Diesel engine services	205,281	55,113	47,158

	1,252,545	983,521	881,315
Investment in marine affiliates	2,264	11,866	12,205
General corporate assets	16,310	30,161	11,155

Consolidated assets	$1,271,119	$1,025,548	$904,675

MARINE TRANSPORTATION

The marine transportation segment is primarily a provider of transportation services by barge for the inland and offshore markets. As of February 28, 2007, the equipment owned or operated by the marine transportation segment comprised 904 active inland tank barges, 245 active inland towboats, four offshore dry-cargo barges, four offshore tugboats and one offshore shifting tugboat with the following specifications and capacities:

	Number	Average age	Barrel
Class of equipment	in class	(in years)	capacities

Inland tank barges:
Active:
Regular double hull:
20,000 barrels and under	412	26.7	4,784,000
Over 20,000 barrels	392	18.5	10,642,000
Specialty double hull	87	31.9	1,281,000
Single hull:
Double side single bottom	6	28.3	124,000
20,000 barrels and under	2	45.5	34,000
Over 20,000 barrels	5	31.4	158,000

Total active inland tank barges	904	23.7	17,023,000

Inactive	54	34.7	995,000

Inland towing vessels:
Inland towboats:
Active (owned and chartered):
Less than 800 horsepower	1	38.1
800 to 1300 horsepower	114	29.4
1400 to 1900 horsepower	84	29.6
2000 to 2400 horsepower	12	30.0
2500 to 3200 horsepower	17	33.5
3300 to 4900 horsepower	13	33.9
Greater than 5200 horsepower	2	34.1
Spot charters (chartered trip to trip)	2	—

Total active inland towboats	245	30.1

Inactive	2	20.1

			Deadweight
			Tonnage

Offshore dry-cargo barges	4	26.9	70,000

Offshore tugboats and shifting tugboat	5	29.7

The 245 active inland towboats, four offshore tugboats and one offshore shifting tugboat provide the power source and the 904 active inland tank barges and four offshore dry-cargo barges provide the freight capacity. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to 25 tank barges, depending upon the horsepower of the towboat, the river or canal capacity and conditions, and customer requirements. The Company’s offshore tows consist of one tugboat and one dry-cargo barge.

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

Based on cost and safety, inland barge transportation is often the most efficient and safest means of transporting bulk commodities compared with railroads and trucks. The cargo capacity of a 90,000 barrel three barge tow is the equivalent of 120 railroad tank cars or 450 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 225 railroad tank cars or approximately 870 tractor-trailer tank trucks. The 225 railroad cars would require a freight train approximately 2 3/4 miles long and the 870 tractor-trailer tank trucks would stretch approximately 35 miles, assuming a safety margin of 150 feet between the trucks. The Company’s active tank barge fleet capacity of 17.0 million barrels equates to approximately 22,700 railroad cars or approximately 85,100 tractor-trailer tank trucks. In addition, in studies comparing inland water transportation to railroads and trucks, shallow draft water transportation has been proven to be the most energy efficient and environmentally friendly method of moving bulk raw materials. One ton of bulk product can be carried 522 miles by inland barge on one gallon of fuel, compared with 403 miles by railroad or 80 miles by truck. Per ton mile, railroads produce 3.5 times and trucks 19 times as much oxides of nitrogen, the chemical that produces smog, as inland barge transportation.

Inland barge transportation is also one of the safest modes of transportation in the United States. It generally involves less urban exposure than railroad or truck. It operates on a system with few crossing junctures and in areas relatively remote from population centers. These factors generally reduce both the number and impact of waterway incidents. For the amount of tonnage carried, barge spills occur quite infrequently.

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

The number of tank barges that operate in the inland waters of the United States declined from approximately 4,200 in 1982 to approximately 2,900 in 1993, remained relatively constant at 2,900 until 2002, and has ranged between 2,750 and 2,850 since 2003. The Company believes the decrease from 4,200 in 1982 to 2,850 today primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government programs supporting small refineries which created a demand for tank barge services; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets.

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

The United States tank barge industry experienced an overcapacity of inland tank barges for over 25 years, with supply exceeding industry demand. This overcapacity significantly reduced new tank barge construction, which in turn led to reduced ability to manufacture tank barges. The United States has a mature inland tank barge fleet. Of the 2,850 inland tank barges currently operating, approximately 400 are between 30 to 35 years old and 450 are over 35 years old. Improved technology in steel coating and paint has added to the life expectancy of inland tank barges. In recent years, new tank barge construction has approximated retirements. For 2006, orders were placed for the construction of approximately 110 tank barges, 91 were delivered in 2006, and an estimated 100 were retired.

The average age of the nation’s tank barge fleet is 20 years, with 22% of the fleet built in the last 10 years. Single hull barges comprise approximately 7% of the nation’s tank barge fleet, with an average age of 35 years. Single hull barges are being driven from the nation’s tank barge fleet by market forces, stringent environmental regulations and rising maintenance costs. Single hull tank barges are required by current federal law to be retrofitted with double hulls or phased out of domestic service by 2015.

In September 2002, the USCG issued new regulations that require the installation of tank level monitoring devices on all single hull tank barges by October 17, 2007, a deadline later extended to July 21, 2008, although subsequent legislation has granted the USCG discretion to modify or withdraw the requirement. With the new regulations, coupled with a market bias against single hull tank barges, the Company plans to retire all of its single hull tank barges by 2008, and the new regulations and market bias may result in reduced lives for single hull tank barges industry wide. During 2006, the Company retired 14 single hull tank barges. As of February 28, 2007, the Company owned or operated 33 single hull and double side single bottom tank barges, of which 13 were active.

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

Competition in the Inland Tank Barge Industry

The inland tank barge industry remains very competitive. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 904 active tank barges as of February 28, 2007. Competition in this business has historically been based primarily on price; however, the industry’s customers, through an increased emphasis on safety, the environment, quality and a greater reliance on a “single source” supply of services, are more frequently requiring that their supplier of inland tank barge services have the capability to handle a variety of tank barge requirements, offer distribution capability throughout the inland waterway system, and offer flexibility, safety, environmental responsibility, financial responsibility, adequate insurance and quality of service consistent with the customer’s own operational standards.

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

Marine Transportation Acquisitions

On January 3, 2007, the Company purchased the stock of Coastal Towing, Inc. (“Coastal”), the owner of 37 inland tank barges, for approximately $19,300,000 in cash, subject to post-closing working capital adjustments. The Company had been operating the Coastal tank barges since October 2002 under a barge management agreement.

On January 2, 2007, the Company purchased 21 inland tank barges from Cypress Barge Leasing, LLC (“Cypress”) for $14,965,000 in cash. The Company had been leasing the barges since 1994 when the leases were assigned to the Company as part of the Company’s purchase of the tank barge fleet of The Dow Chemical Company (“Dow”).

On October 4, 2006, the Company signed agreements to purchase 11 inland tank barges from Midland Marine Corporation (“Midland”) and Shipyard Marketing, Inc. (“Shipyard”) for $10,600,000 in cash. The Company purchased four of the barges during 2006 for $3,300,000 and the remaining seven barges on February 15, 2007 for $7,300,000. The Company had been leasing the barges from Midland and Shipyard prior to their purchase.

On July 24, 2006, the Company signed an agreement to purchase the assets of Capital Towing Company (“Capital”), consisting of 11 towboats, for $15,000,000 in cash. The Company purchased nine of the towboats during 2006 for $13,299,000. The remaining two towboats will be purchased in 2007 upon expiration of their present charters with unrelated companies. The Company and Capital entered into a vessel operating agreement whereby Capital will continue to crew and operate the towboats for the Company.

On April 5, 2006, the Company purchased Gulf Coast Fire & Safety Service Co. (“Gulf Coast Fire & Safety”) for $1,008,000 in cash. Gulf Coast Fire & Safety provided sales and rental of equipment and various technical services related to fire suppression and protection, and is part of Kirby Logistics Management Division (“KLM”), the Company’s shore tankering and in-plant operations group.

On March 1, 2006, the Company purchased from Progress Fuels Corporation (“PFC”) the remaining 65% interest in Dixie Fuels Limited (“Dixie Fuels”) for $15,818,000 in cash. The Dixie Fuels partnership, formed in 1977, was 65% owned by PFC and 35% owned by the Company. As part of the transaction, the Company extended the expiration date of its marine transportation contract with PFC from 2008 to 2010.

On June 24, 2005, the Company purchased American Commercial Lines Inc.’s (“ACL”) black oil products fleet of 10 inland tank barges for $7,000,000 in cash.

On April 16, 2004, the Company purchased a one-third interest in Osprey for $4,220,000. The purchase price consisted of cash of $2,920,000 and notes payable of $1,300,000 due and paid in April 2005. The Company, effective January 1, 2006, acquired an additional one-third interest in Osprey. Osprey, formed in 2000, operates a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River.

Products Transported

During 2006, the Company’s marine transportation segment moved over 59 million tons of liquid cargo on the United States inland waterway system. Products transported for its customers comprised the following: petrochemicals, black oil products, refined petroleum products and agricultural chemicals.

Petrochemicals.  Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene and caustic soda, all consumed in the production of paper, fibers and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented approximately 67% of the segment’s 2006 revenues. Customers shipping these products are refining and petrochemical companies in the United States.

Black Oil Products.  Black oil products transported include such products as asphalt, residual oil, No. 6 fuel oil, coker feedstocks, vacuum gas, boiler fuel, crude oil and ship bunkers (ship engine fuel). Such products represented approximately 20% of the segment’s 2006 revenues. Black oil customers are United States refining companies, marketers and end users that require the transportation of black oil products between refineries and storage terminals. Ship bunkers customers are oil companies and oil traders in the bunkering business.

Refined Petroleum Products.  Refined petroleum products transported include the various blends of gasoline, jet fuel, No. 2 oil, naphtha, heating oil and diesel fuel, and represented approximately 10% of the segment’s 2006 revenues. Customers are oil and refining companies and marketers in the United States.

Agricultural Chemicals.  Agricultural chemicals transported represented approximately 3% of the segment’s 2006 revenues. They include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of United States and foreign producers of such products.

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

Bulk petrochemical volumes generally track the general domestic economy and correlate to the United States Gross Domestic Product. Volumes also track the production volumes of the United States petrochemical companies. These products are used in housing, automobiles, clothing and consumer goods. The other significant component of petrochemical production consists of gasoline additives, the demand for which closely parallels the United States gasoline consumption.

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

Refined petroleum products volumes are driven by United States gasoline consumption, principally vehicle usage, air travel and weather conditions. Volumes also relate to gasoline inventory imbalances within the United States. Generally, gasoline and No. 2 oil are exported from the Gulf Coast where refining capacity exceeds demand. The Midwest is a net importer of such products. Demand for tank barge transportation from the Gulf Coast to the Midwest region can also be impacted by the gasoline price differential between the Gulf Coast and the Midwest.

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

Marine Transportation Operations

The marine transportation segment operates a fleet of 904 active inland tank barges and 245 active inland towboats. The segment also owns and operates four offshore dry-cargo barges, four offshore tugboats and one offshore shifting tugboat, and a small bulk liquid terminal.

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

The marine transportation segment moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 904 active tank barges currently operated, 708 are petrochemical and refined products barges, 114 are black oil barges, 65 are pressure barges, 12 are refrigerated anhydrous ammonia barges and five are specialty barges. Of the 904 active tank barges, 844 are owned by the Company and 60 are leased.

The fleet of 245 active inland towboats ranges from 600 to 6100 horsepower. Of the 245 active inland towboats, 166 are owned by the Company and 79 are chartered. Towboats in the 600 to 1900 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1400 to 6000 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3600 horsepower are typically used on the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 to 30,000 tons.

Marine transportation services are conducted under long-term contracts, ranging from one to five years with renewal options, with customers with whom the Company has traditionally had long-standing relationships, as well as under spot contracts. During 2006, approximately 70% of the revenues were derived from term contracts and 30% were derived from spot market movements.

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

KLM provides shore tankering services for barge transfers, marine dock operations, railroad car and tank truck loading and unloading, tank farm operations, sale and rental of fire suppression and protection equipment, and other ancillary functions, including railroad switching operations. KLM services the Company and third parties. KLM serves three regional areas; the Gulf Coast region (Brownsville, TX, to Pensacola, FL); the Mississippi River region (Baton Rouge, LA, to Memphis, TN); and the Ohio Valley region (Paducah, KY, to Pittsburg, PA). During 2006, approximately 145 KLM tankermen conducted more than 28,500 barge transfers and provided more than 125 operators for in-plant services for petrochemical companies, refineries and terminal operators.

The Company owns a two-thirds interest in Osprey, which operates a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River.

Offshore Operations.  The segment’s offshore operations are conducted through a wholly owned subsidiary, Dixie Offshore Transportation Company (“Dixie Offshore”). Dixie Offshore owns and operates a fleet of four ocean-going dry-bulk barges, four ocean-going tugboats and one offshore shifting tugboat. On March 1, 2006, Dixie Offshore purchased from PFC the remaining 65% interest in Dixie Fuels. Dixie Fuels was owned 65% by PFC and 35% by the Company. Dixie Offshore operates primarily under term contracts of affreightment, including a contract that expires in 2010 with PFC to transport coal across the Gulf of Mexico to Progress Energy’s power generation facility at Crystal River, Florida.

Dixie Offshore also has a long-term contract with Holcim (US) Inc. (“Holcim”) to transport Holcim’s limestone requirements from a facility adjacent to the Progress Energy facility at Crystal River to Holcim’s plant in Theodore, Alabama. The Holcim contract, which expires in 2010, provides cargo for a portion of the return voyage for the vessels that carry coal to Progress Energy’s Crystal River facility. Dixie Offshore is also engaged in the transportation of coal, fertilizer and other bulk cargoes on a short-term basis between domestic ports and occasionally the transportation of grain from domestic ports to ports primarily in the Caribbean Basin.

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

A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate. The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Term contracts typically only set agreement as to rates and do not have volume guarantees. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. The Company typically maintains a higher mix of term contracts to spot contracts to provide the Company with a predictable revenue stream while maintaining spot exposure to take advantage of new business opportunities and existing customer’s peak demands. During 2006, approximately 70% of the marine transportation revenues were derived from term contracts and 30% were derived from spot market movements.

SeaRiver Maritime, Inc. (“SeaRiver”), the United States transportation affiliate of Exxon Mobil Corporation, with which the Company has a contract through 2013, including renewal options, accounted for 12% of the Company’s revenues in 2006, 13% in 2005 and 12% in 2004. Dow, with which the Company has a contract through 2016, including renewal options, accounted for 11% of the Company’s revenues in 2006 and 12% in 2005 and 2004.

Employees

The Company’s marine transportation segment has approximately 2,300 employees, of which approximately 1,400 are vessel crew members. None of the segment’s operations are subject to collective bargaining agreements.

Properties

The principal office of Kirby Inland Marine is located in Houston, Texas, in the Company’s facilities under a lease that expires in December 2015. Kirby Inland Marine’s operating locations are on the Mississippi River at Baton Rouge, Louisiana, New Orleans, Louisiana, and Greenville, Mississippi, two locations in Houston, Texas, on and near the Houston Ship Channel, and in Corpus Christi, Texas. The Baton Rouge, New Orleans and Houston facilities are owned, and the Greenville and Corpus Christi facilities are leased. KLM’s and Osprey’s principal offices are located in facilities owned by Kirby Inland Marine in Houston, Texas, near the Houston Ship Channel. The principal office of Dixie Offshore is in Belle Chasse, Louisiana, in owned facilities.

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

The Company paid during 2006 a federal fuel tax of 22.4 cents per gallon, including a 2.3 cents per gallon transportation fuel tax for deficit reduction which was eliminated on January 1, 2007, a .1 cent per gallon leaking underground storage tank tax and a 20 cents per gallon waterway user tax.

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

One of the most important requirements under the OPA is that all newly constructed tank barges engaged in the transportation of oil and petroleum in the United States be double hulled, and all existing single hull tank barges be retrofitted with double hulls or phased out of domestic service by 2015. In September 2002, the USCG issued new regulations that require the installation of tank level monitoring devices on all single hull tank barges by October 17, 2007, a deadline later extended to July 21, 2008, although subsequent legislation has granted the USCG discretion to modify or withdraw the requirement.

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

Occupational Health Regulations.  The Company’s inspected vessel operations are primarily regulated by the USCG for occupational health standards. Uninspected vessel operations and the Company’s shore personnel are subject to the United States Occupational Safety and Health Administration regulations. The Company believes that it is in compliance with the provisions of the regulations that have been adopted and does not believe that the adoption of any further regulations will impose additional material requirements on the Company. There can be no assurance, however, that claims will not be made against the Company for work related illness or injury, or that the further adoption of health regulations will not adversely affect the Company.

Insurance.  The Company’s marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of bulk cargo in a marine environment. These hazards include the risk of loss of or damage to the Company’s vessels, damage to third parties as a result of collision, fire or explosion, loss or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company’s vessels is insured through hull insurance currently insuring approximately $947 million in hull values. Liabilities such as collision, cargo, environmental, personal injury and general liability are insured up to $1 billion per occurrence.

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

Centralized training is provided through the Operations Personnel and Training Department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company’s operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company’s training facility includes state-of-the-art equipment and instruction aids, including a working towboat, three tank barges and a tank barge simulator for tankermen training. During 2006, approximately 2,200 certificates were issued for the completion of courses at the training facility.

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

DIESEL ENGINE SERVICES

The Company is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and reduction gears, and related parts sales through Kirby Engine Systems, Inc. (“Kirby Engine Systems”), a wholly owned subsidiary of the Company, and its three wholly owned operating subsidiaries, Marine Systems, Inc. (“Marine Systems”), Engine Systems, Inc. (“Engine Systems”) and Rail Systems, Inc. (“Rail Systems”). Through these three operating subsidiaries, the Company sells Original Equipment Manufacturers (OEM) replacement parts, provides service mechanics to overhaul and repair engines and reduction gears, and maintains facilities to rebuild component parts or entire engines and entire reduction gears. The Company serves the marine market and standby power generation market throughout the United States and parts of the Caribbean, the shortline, industrial, Class II and certain transit railroad markets throughout the United States, components of the nuclear industry worldwide and to a lesser extent other industrial markets such as cement, paper and mining in the Midwest. No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2006, 2005 or 2004. The diesel engine services segment also provides service to the Company’s marine transportation segment, which accounted for approximately 2% of the diesel engine services segment’s 2006, 2005 and 2004 revenues. Such revenues are eliminated in consolidation and not included in the table below.

The following table sets forth the revenues for the diesel engine services segment for the three years ended December 31, 2006 (dollars in thousands):

	2006		2005		2004
	Amounts	%	Amounts	%	Amounts	%

Overhaul and repairs	$113,870	64%	$64,149	58%	$42,098	49%
Direct parts sales	63,132	36	45,574	42	44,393	51

	$177,002	100%	$109,723	100%	$86,491	100%

Diesel Engine Services Acquisitions

On February 23, 2007, the Company purchased the assets of P&S Diesel Service, Inc. (“P&S”) for $1,450,000 in cash, subject to post-closing inventory adjustments. P&S was a Gulf Coast high-speed diesel engine services provider operating as a factory-authorized marine dealer for Caterpillar in Louisiana.

On February 13, 2007, the Company purchased from NAK Engineering, Inc. (“NAK Engineering”) for a net $3,500,000 in cash, the assets and technology necessary to support the Nordberg medium-speed diesel engines used in nuclear applications. As part of the transaction, Progress Energy Carolinas, Inc. (“Progress Energy”) and Duke Energy Carolinas, LLC (“Duke Energy”) made payments to the Company for non-exclusive rights to the technology and entered into ten-year exclusive parts and service agreements with the Company. Nordberg engines are used to power emergency diesel generators used in nuclear power plants owned by Progress Energy and Duke Energy.

On July 21, 2006, the Company purchased the assets of Marine Engine Specialists, Inc. (“MES’) for $6,863,000 in cash. MES was a Gulf Coast high-speed diesel engine services provider, operating a factory-authorized full service dealership for John Deere, as well as a service provider for Detroit Diesel.

On June 7, 2006, the Company purchased the stock of Global Power Holding Company, a privately held company that owned all of the outstanding equity of Global Power Systems, L.L.C. (“Global”). The Company purchased Global for an aggregate consideration of $101,720,000, consisting of $98,657,000 in cash, the assumption of $2,625,000 of debt and $438,000 of merger costs. Global was a Gulf Coast high-speed diesel engine services provider, operating factory-authorized full service marine market dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines, and Allison transmissions, as well as an authorized marine dealer for Caterpillar in Louisiana.

On December 13, 2005, the Company purchased the diesel engine services division of TECO Barge Lines, Inc. (“TECO”) for $500,000 in cash. In addition, the Company entered into a contract to provide diesel engine services to TECO.

On April 7, 2004, the Company purchased from Walker Paducah Corp. (“Walker”), a subsidiary of Ingram Barge Company (“Ingram”), Walker’s diesel engine services operation and parts inventory located in Paducah, Kentucky for $5,755,000 in cash. In addition, the Company entered into a contract to provide diesel engine services to Ingram.

Marine Operations

The Company is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and reduction gears, line boring, block welding services and related parts sales for customers in the marine industry. Medium-speed diesel engines have an engine speed of 400 to 1,000 revolutions per minute (“RPM”) with a horsepower range of 800 to 32,000. High-speed diesel engines have an engine speed of over 1,000 RPM and a horsepower range of 50 to 8,375. The Company services medium-speed and high-speed diesel engines utilized in the inland and offshore barge industries. It also services marine equipment and offshore drilling equipment used in the offshore petroleum exploration and oil service industry, marine equipment used in the offshore commercial fishing industry and vessels owned by the United States government.

The Company has marine operations throughout the United States providing in-house and in-field repair capabilities and related parts sales. The Company’s emphasis is on service to its customers, and it sends its crews from any of its locations to service customers’ equipment anywhere in the world. The medium-speed operations are located in Houma, Louisiana, Chesapeake, Virginia, Paducah, Kentucky, Seattle, Washington and Tampa, Florida. The operations based in Chesapeake, Virginia and Tampa, Florida are authorized distributors for 17 eastern states and the Caribbean for Electro-Motive Diesel, Inc. (“EMD”). The marine operations based in Houma, Louisiana, Paducah, Kentucky and Seattle, Washington are nonexclusive authorized service centers for EMD providing service and related parts sales. All of the marine locations are authorized distributors for Falk Corporation (“Falk”) reduction gears, Oil States Industries, Inc. clutches and Alco engines. The Chesapeake, Virginia operation concentrates on East Coast inland and offshore dry-bulk, tank barge and harbor docking operators, the USCG and United States Navy (“Navy”). The Houma, Louisiana operation concentrates on the inland and offshore barge and oil services industries. The Tampa, Florida operation concentrates on Gulf of Mexico offshore dry-bulk, tank barge and harbor docking operators. The Paducah, Kentucky operation concentrates on the inland river towboat and barge operators and the Great Lakes carriers. The Seattle, Washington operation concentrates on the offshore commercial fishing industry, tugboat and barge industry, the USCG and Navy, and other customers in Alaska, Hawaii and the Pacific Rim.

The high-speed operations are located in Houma, Baton Rouge, Belle Chasse, Morgan City and New Iberia, Louisiana, Paducah, Kentucky and Houston, Texas. The Belle Chasse and Houma, Louisiana operations are factory-authorized marine dealers for Caterpillar in Louisiana. The Houma, Morgan City and New Iberia, Louisiana operations are factory-authorized full service marine dealers for Detroit Diesel and Allison transmissions. The Houma, Louisiana and Houston, Texas operations are factory-authorized full service marine dealers for Cummins. The Baton Rouge, Louisiana and Houston, Texas operations are factory-authorized full service marine dealers for John Deere. The Paducah, Kentucky location is an authorized marine dealer for Caterpillar, Cummins and Detroit Diesel. High-speed diesel engines provide the main propulsion for approximately 75% of the United States flag commercial vessels and other marine applications, including engines to power generators and barge pumps.

Marine Customers

The Company’s major marine customers include inland and offshore barge operators, oil service companies, offshore fishing companies, other marine transportation entities, and the USCG and Navy.

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

Marine Competitive Conditions

The Company’s primary competitors are independent diesel engine services companies and other factory-authorized distributors, authorized service centers and authorized marine dealers. Certain operators of diesel powered marine equipment also elect to maintain in-house service capabilities. While price is a major determinant in the competitive process, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are significant factors. A substantial portion of the Company’s business is obtained by competitive bids. However, the Company has entered into preferential service agreements with certain large operators of diesel powered marine equipment. These agreements provide such operators with one source of support and service for all of their requirements at pre-negotiated prices.

Many of the parts sold by the Company are generally available from other service providers, but the Company is one of a limited number of authorized resellers of EMD, Caterpillar, Cummins, Detroit Diesel and John Deere parts. The Company is also the only marine distributor for Falk reduction gears and the only distributor for Alco engines throughout the United States.

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

The Company provides in-house and in-field repair capabilities and safety-related products to power generation operators from its Rocky Mount, North Carolina, Hollywood, Florida, Paducah, Kentucky and Seattle, Washington locations. The operations based in Rocky Mount, North Carolina and Hollywood, Florida are EMD authorized distributors for 17 eastern states and the Caribbean for power generation applications, and provide in-house and in-field service. The Rocky Mount operation is also the exclusive worldwide distributor of EMD products to the nuclear industry, the exclusive worldwide distributor for Woodward Governor (“Woodward”) products to the nuclear industry and the exclusive worldwide distributor of Cooper Energy Services, Inc. (“Cooper”) products to the nuclear industry. In addition, the Rocky Mount operation is a non-exclusive distributor for Honeywell International Incorporated (“Honeywell”) industrial measurement and control products to the nuclear industry, an exclusive distributor for Norlake Manufacturing Company (“Norlake”) transformer products to the nuclear industry and a non-exclusive distributor of analog Weschler Instruments (“Weschler”) metering products and an exclusive distributor of digital Weschler metering products to the nuclear industry. The Paducah, Kentucky operation provides in-house and in-field repair services for Falk industrial reduction gears in the Midwest. The Seattle, Washington operation provides in-house and in-field repair services for Alco engines located on the West Coast and the Pacific Rim.

In February 2007, the Company purchased the assets and technology to support the Nordberg medium-speed engines used in nuclear applications.

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

As noted under Power Generation Operations above, the Company is the exclusive worldwide distributor of EMD, Cooper, Woodward, Nordberg and Norlake parts for the nuclear industry, and non-exclusive distributor for Honeywell and Weschler parts for the nuclear industry. Specific regulations relating to equipment used in nuclear power generation require extensive testing and certification of replacement parts. Non-genuine parts and parts not properly tested and certified cannot be used in nuclear applications.

Railroad Operations

The Company is engaged in the overhaul and repair of locomotive diesel engines and the sale of replacement parts for locomotives serving shortline, industrial, Class II and certain transit railroads within the continental United States. The Company serves as an exclusive distributor for EMD providing replacement parts, service and support to these markets. EMD is the world’s largest manufacturer of diesel-electric locomotives, a position it has held for over 84 years.

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

Employees

Marine Systems, Engine Systems and Rail Systems together have approximately 600 employees.

Properties

The principal offices of the diesel engine services segment are located in Houma, Louisiana. The Company operates 15 parts and service facilities, with four facilities located in Houma, Louisiana, and one facility each located in Baton Rouge, Belle Chasse, New Iberia and Morgan City, Louisiana, Houston, Texas, Chesapeake, Virginia, Rocky Mount, North Carolina, Paducah, Kentucky, Hollywood and Tampa, Florida and Seattle, Washington. All of these facilities are located on leased property except the Houma, New Iberia and Morgan City, Louisiana facilities are situated on Company owned land.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Positions and Offices

C. Berdon Lawrence	64	Chairman of the Board of Directors
Joseph H. Pyne	59	President, Director and Chief Executive Officer
Norman W. Nolen	64	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Steven P. Valerius	52	President — Kirby Inland Marine
Dorman L. Strahan	50	President — Kirby Engine Systems
Mark R. Buese	51	Senior Vice President — Administration
Ronald A. Dragg	43	Vice President and Controller
G. Stephen Holcomb	61	Vice President — Investor Relations and Assistant Secretary
Jack M. Sims	64	Vice President — Human Resources

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

Ronald A. Dragg is a Certified Public Accountant and holds a Master of Science in Accountancy degree from the University of Houston and a degree in finance from Texas A&M University. He has served the Company as Vice President and Controller since January 2007. He also served as Controller from November 2002 to January 2007, Controller — Financial Reporting from January 1999 to October 2002, and Assistant Controller — Financial Reporting from October 1996 to December 1998. Prior to joining the Company, he was employed by Baker Hughes Incorporated.

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

The Company is subject to adverse weather conditions in its marine transportation business.  The Company’s marine transportation segment is subject to weather conditions on a daily basis. Adverse weather conditions such as high water, low water, fog and ice, tropical storms and hurricanes can impair the operating efficiencies of the marine fleet. Such adverse weather conditions can cause a delay, diversion or postponement of shipments of products and are totally beyond the control of the Company. In addition, adverse water conditions can negatively affect towboat speed, tow size, loading drafts, fleet efficiency, place limitations on night passages and dictate horsepower requirements. The Company experienced unusually favorable weather conditions during 2006, with delays resulting from weather conditions for all four quarters at lower levels than in 2005. During the 2006 first quarter, the Company did not experience the high water conditions on the Ohio, Illinois and lower Mississippi River and fog conditions along the Gulf Coast that existed in January and February 2005, negatively impacting the 2005 first quarter results. The 2006 year was relatively free of Gulf Coast hurricanes and tropical storms, unlike the 2005 year when Hurricanes Katrina and Rita negatively impacted the 2005 third quarter by an estimated $.05 per share, as petrochemical and refinery facilities located in the paths or projected paths of the hurricanes shut down operations in advance of the storms, waterways in the affected areas were closed and the Company moved its equipment out of the path of the hurricanes.

The Company could be adversely impacted by a marine accident or spill event.  A marine accident or spill event could close a portion of the inland waterway system for a period of time. Although statistically marine transportation is the safest means of transporting bulk commodities, accidents do occur, both involving Company equipment and equipment owned by other inland marine carriers. For example, in the 2005 first quarter, an accident involving several dry-cargo barges and towboat owned by another company at the Belleville Lock, located on the upper Ohio River, resulted in the closure of the lock for approximately two weeks, preventing any movements of marine equipment into or out of the upper Ohio River.

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

The Company’s marine transportation segment is dependent on its ability to adequately crew its towboats.  The Company’s towboats are crewed with employees who are licensed or certified by the USCG, including its captains, pilots, engineers and tankermen. The success of the Company’s marine transportation segment is dependent on the Company’s ability to adequately crew its towboats. As a result, the Company expends significant dollars in training its crews and providing each crew member an opportunity to advance from a deckhand to the captain of a Company towboat. Lifestyle issues are a deterrent for employment as crew members are required to work a 20 days on, 10 days off rotation, or a 30 days on, 15 days off rotation. The success of the Company’s marine transportation segment will depend on its ability to adequately crew its towboats.

During 2005 and 2006, high United States employment, coupled with Hurricanes Katrina and Rita that displaced labor and created reconstruction job opportunities in the oil service and construction industries along the Gulf Coast, made for a tight Gulf Coast labor market. As a result, the Company during 2006, as well as the Company’s charter boat operators, experienced vessel personnel shortages. During 2006, the Company stepped up its recruiting and training of vessel personnel and addressed the vessel personnel pay scales in an effort to recruit new vessel personnel, and retain and promote existing vessel personnel.

Reduction in the number of acquisitions made by the Company may curtail future growth.  Since 1987, the Company has been successful in the integration of 25 acquisitions in its marine transportation segment and 13 acquisitions in its diesel engine services segment, including two in February 2007. Acquisitions have played a significant part in the growth of the Company. The Company’s marine transportation revenue in 1987 was $40.2 million compared with $807.2 million in 2006. Diesel engine services revenue in 1987 was $7.1 million compared with $177.0 million in 2006. While the Company is of the opinion that future acquisition opportunities exist in both its marine transportation and diesel engine services segments, the Company may not be able to continue to grow through acquisitions to the extent that it has in the past.

The Company’s marine transportation segment is subject to the Jones Act.  The Company’s marine transportation segment competes principally in markets subject to the Jones Act, a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, and manned and owned by United States citizens. The Company presently meets all of the requirements of the Jones Act for its owned vessels. The loss of Jones Act status could have a significant negative effect on the Company. The requirements that the Company’s vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the USCG, and the application of United States labor and tax laws significantly increase the cost of United States flag vessels when compared with comparable foreign flag vessels.

The Company’s business could be adversely affected if the Jones Act were to be modified so as to permit foreign competition that is not subject to the same United States government imposed burdens. Since the events of September 11, 2001, the United States government has taken steps to increase security of United States ports, coastal waters and inland waterways. The Company feels that it is unlikely that the current cabotage provisions of the Jones Act would be modified or eliminated in the foreseeable future.

The Company’s marine transportation segment is subject to regulation by the USCG, federal laws, state laws and certain international conventions, as well as numerous environmental regulations.  The majority of the Company’s vessels are subject to inspection by the USCG and carry certificates of inspection. The crews employed by the Company aboard vessels are licensed or certified by the USCG. The Company is required by various governmental agencies to obtain licenses, certificates and permits for its vessels. The Company’s operations are also affected by various United States and state regulations and legislation enacted for protection of the environment. The Company incurs significant expenses to comply with applicable laws and regulations and any significant new regulation or legislation could have an adverse effect on the Company.

The Company’s marine transportation segment is subject to volatility in the United States production of petrochemicals.  For 2006, 67% of the segment’s revenues were from the movement of petrochemicals, including the movement of raw materials and feedstocks from one refinery and petrochemical plant to another, as well as the movement of finished products. Increased imports of petrochemicals manufactured in foreign countries could negatively impact United States domestic petrochemical production, thereby reducing the volumes of petrochemicals transported by the Company.

The Company’s marine transportation segment could be adversely impacted by the construction of inland tank barges by its competitors.  At the present time, there are approximately 2,850 inland tank barges operating in the United States, of which the Company operates 904, or 32%. The number of inland tank barges peaked at approximately 4,200 in the early 1980s, but has been relatively constant since the early 1990s, fluctuating between 2,750 and 2,900. During that period of time, new barge construction has approximately equaled retirements. For 2006, orders were placed for the construction of approximately 110 tank barges, 91 were delivered in 2006, and an estimated 100 were retired. In addition, of the approximate 2,850 inland tank barges, approximately 400 are between 30 to 35 years old and 450 are over 35 years old. While the Company believes that shipyard capacity, the age of the domestic tank barge fleet and government regulation of the industry, among other factors, will prevent overbuilding of inland tank barges in the near future, sustained favorable market conditions could stimulate new construction and in the longer term, an oversupply of barges could exist following periods of strong demand for barge transportation.

Higher fuel prices could increase operating expenses.  The cost of fuel during 2006 was approximately 13% of marine transportation revenue, as the Company consumed 53.1 million gallons of diesel fuel at an average price of $1.93 per gallon. Marine transportation term contracts contain fuel escalation clauses that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before contracts are adjusted. Spot contract rates generally reflect current fuel prices at the time the contract was signed. The Company is generally able to pass along to its customers a significant portion of an increase or decrease in diesel fuel prices; however, consistently higher fuel prices could result in increased operating expenses during the period of fuel escalation.

Loss of a large customer or other significant business relationship could adversely affect the Company.  Two marine transportation customers, SeaRiver and Dow, account for approximately 23% of the Company’s 2006 revenue. Although the Company considers its relationships with SeaRiver and Dow to be strong, the loss of either customer could have an adverse effect on the Company. The Company’s diesel engine services segment has a 41 – year relationship with EMD, the manufacturer of medium-speed diesel engines. The Company serves as both an EMD distributor and service center for select markets and locations for both service and parts. Sales and service of EMD products account for approximately 5% of the Company’s revenue. Although the Company considers its relationship with EMD to be strong, the loss of the EMD distributorship and service rights, or a disruption of the supply of EMD parts, could have a negative impact on the Company’s ability to service its customers.

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

The diesel engine services industry is also very competitive. The segment’s primary marine competitors are independent diesel services companies and other factory-authorized distributors, authorized service centers and authorized marine dealers. Certain operators of diesel powered marine equipment also elect to maintain in-house service capabilities. In the power generation and railroad fields, the primary competitors are other independent service companies. Increased competition in the diesel engine services industry could result in lower rates for service and parts pricing and result in less service and repair opportunities and parts sales.

The construction cost of inland tank barges and towboats has increased significantly over the last few years primarily due to the escalating price of steel.  The price of steel has increased significantly over the last few years, thereby increasing the construction cost of new tank barges and towboats. The Company’s average construction price of a new 30,000 barrel capacity inland tank barge in 2006 was approximately 32% higher than in 2004, primarily due to the increase in steel prices. If steel prices continue to increase, it may limit the Company’s ability to earn an adequate return on its investment in new tank barges and towboats.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

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

In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under CERCLA with respect to a Superfund site, the Palmer Barge Line Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study. The study has been completed and a limited scope of remediation was proposed to and accepted by the EPA. The remediation project is pending while the EPA pursues non-responsive PRPs. Based on information currently available, the Company believes its exposure is limited.

In 2004, the Company and certain subsidiaries received a Request for Information (“RFI”) from the EPA under CERCLA with respect to a Superfund site, the State Marine site, located in Port Arthur, Texas. An RFI is not a determination that a party is responsible or potentially responsible for contamination at a site, but is only a request seeking any information a party may have with respect to a site as part of an EPA investigation into such site. In July 2005, a subsidiary of the Company received a notification of potential responsibility from the EPA and a request for voluntary participation in funding potential remediation services at the SBA Shipyards, Inc. (“SBA”) property located in Jennings, Louisiana. In prior years, SBA had provided tank barge cleaning services to the subsidiary. In July 2006, the Company received an RFI from the United States Department of Agriculture — Forest Service under CERCLA with respect to a former mine site in South Dakota. Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in these matters.

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

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the New York Stock Exchange under the symbol KEX. On April 25, 2006, the Board of Directors declared a two-for-one stock split of the Company’s common stock. Stockholders of record on May 10, 2006 received one additional share of common stock for each share of common stock held on that day, with a distribution date of May 31, 2006. The following table sets forth the high and low sales prices per share for the common stock adjusted to reflect the stock split for the periods indicated:

	Sales Price
	High	Low

2007
First Quarter (through February 27, 2007)	$38.20	$33.06
2006
First Quarter	34.30	25.13
Second Quarter	40.59	32.35
Third Quarter	41.36	28.09
Fourth Quarter	37.05	30.54
2005
First Quarter	22.79	19.88
Second Quarter	22.87	18.60
Third Quarter	24.84	22.06
Fourth Quarter	27.77	22.96

As of February 28, 2007, the Company had 53,175,000 outstanding shares held by approximately 900 stockholders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Since 1989, the Company has not paid any dividends on its common stock.

Item 6.	Selected Financial Data

The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2006. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company in Item 7 and the Financial Statements included under Item 8 (selected financial data and footnote in thousands, except per share amounts).

	December 31,
	2006	2005	2004	2003	2002

Revenues:
Marine transportation	$807,216	$685,999	$588,828	$530,411	$450,280
Diesel engine services	177,002	109,723	86,491	83,063	85,123

	$984,218	$795,722	$675,319	$613,474	$535,403

Net earnings	$95,451	$68,781	$49,544	$40,918	$27,446

Earnings per share of common stock:
Basic	$1.82	$1.37	$1.01	$.85	$.57

Diluted	$1.79	$1.33	$.98	$.83	$.56

Weighted average shares outstanding:
Basic	52,476	50,224	49,010	48,306	48,122
Diluted	53,304	51,562	50,314	49,012	48,788

	December 31,
	2006	2005	2004	2003	2002

Property and equipment, net	$766,606	$642,381	$574,211	$536,512	$486,852
Total assets	$1,271,119	$1,025,548	$904,675	$854,961	$791,758
Long-term debt, including current portion	$310,362	$200,036	$218,740	$255,265	$266,001
Stockholders’ equity	$631,995	$537,542	$435,235	$372,132	$323,311

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On April 25, 2006, the Board of Directors declared a two-for-one stock split of the Company’s common stock. Stockholders of record on May 10, 2006 received one additional share of common stock for each share of common stock held on that day, with a distribution date of May 31, 2006. All references to number of shares and per share information in the accompanying consolidated financial statements have been adjusted to reflect the stock split.

For purposes of Management’s Discussion, all earnings per share are “Diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for 2006, 2005 and 2004 were 53,304,000, 51,562,000 and 50,314,000, respectively. The increase in the weighted average number of common shares for each year reflected the issuance of restricted stock and the exercise of stock options, partially offset by common stock repurchases in 2006.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 904 active tank barges and 245 towing vessels. The Company uses the United States inland waterway system to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.

For 2006, the Company reported the highest revenue, net earnings and earnings per share in its history for the third straight year. The Company reported net earnings of $95,451,000, or $1.79 per share, on revenues of $984,218,000, a significant improvement over the record-setting 2005 net earnings of $68,781,000, or $1.33 per share, on revenues of $795,722,000 and 2004 net earnings of $49,544,000, or $.98 per share, on revenues of $675,319,000. The 2006 record-setting performance reflected continued strong petrochemical, black oil products and refined petroleum products demand in its marine transportation segment, coupled with higher term contract rate renewals and higher spot market pricing. The United States petrochemical and refining industries continued to operate their plants and refineries at high utilization rates. The 2006 record results also reflected a strong performance by the diesel engine services segment, positively impacted by continued strong service activity and direct parts sales in the majority of its markets, higher service rates and parts pricing, and accretive earnings from the Global and MES acquisitions.

Marine Transportation

During 2006, approximately 82% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies in the United States. Products transported include raw materials for many of the end products used widely by businesses and consumers every day — plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company’s business tends to mirror the general performance of the United States economy and the performance of the Company’s customer base. The following table shows the markets serviced by the Company, the revenue distribution for 2006, products moved and the drivers of the demand for the products the Company transports:

	2006
	Revenue
Markets Serviced	Distribution	Products Moved	Drivers

Petrochemicals	67%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Housing, Consumer Goods, Clothing, Automobiles
Black Oil Products	20%	Residual Fuel Oil, No. 6 Fuel Oil, Coker Feedstocks, Vacuum Gas Oil, Asphalt, Boiler Fuel, Crude Oil, Ship Bunkers	Road Construction, Refinery Utilization, Fuel for Power Plants and Ships
Refined Petroleum Products	10%	Gasoline Blends, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	3%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

The Company’s marine transportation segment’s revenue and operating income for 2006 increased 18% and 28%, respectively, when compared with 2005. The petrochemical market, the Company’s largest market, contributed 67% of 2006 marine transportation revenue. During 2006, the demand for the transportation of petrochemical products remained strong, with term contract customers continuing to operate their plants and facilities at high utilization rates, resulting in high tank barge utilization. The black oil products market contributed 20% of 2006 marine transportation revenue. This market also remained strong throughout 2006 as refineries operated at close to full capacity, generating high demand for the transportation of heavier residual oil by-products by barge.

The refined petroleum products market contributed 10% of 2006 marine transportation revenue and the agricultural chemical market contributed 3% of 2006 marine transportation revenue.

The 2006 marine transportation revenue and operating income were negatively impacted by a shortage of vessel personnel as well as a shortage of Gulf Coast towboats. The vessel personnel shortage resulted in higher vessel personnel wages and higher training costs as a result of increased training and recruiting of vessel personnel at all levels. The shortage of Gulf Coast towboats resulted in the payment of higher charter boat rates to attract and retain towboats.

While the average cost per gallon of diesel fuel consumed for 2006 was $1.93, 16% higher than the $1.67 for 2005, through fuel cost recovery clauses in marine transportation long-term contracts, the estimated impact of the increased cost of diesel fuel was neutral. The Company adjusts term contract rates for fuel on either a monthly or quarterly basis, depending on the specific contract. The 2006 first quarter earnings were positively impacted and the 2006 second quarter earnings were negatively impacted by an estimated $.03 to $.04 per share from fuel cost recovery under certain long-term contracts. Fuel cost for the 2006 third and fourth quarters had a neutral impact.

During 2006, approximately 70% of the marine transportation revenues were under term contracts and 30% were spot market revenues. Rates under term contracts renewed during 2006 increased in the 4% to 8% average range, with some contracts increasing by a higher percentage and some by a lower percentage. Effective January 1, 2006, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts by 2.5% to 3%. Spot market rates for 2006 for most marine transportation markets increased 20% to 25% compared with 2005. Spot market rates include the cost of fuel.

Navigational delay days for 2006 were 7,489 days, down 17% compared with a record-setting 9,022 days for 2005. The reduction was primarily the result of favorable weather conditions and water levels during 2006 compared with high water conditions on the Illinois, Ohio and Mississippi Rivers in the 2005 first quarter, and delays caused by Hurricanes Katrina and Rita in the 2005 third quarter.

The marine transportation operating margin for 2006 improved to 19.0% compared with 17.4% for 2005. Continued strong demand, contract and spot market rate increases, the January 1, 2006 escalators on long-term contracts and favorable weather conditions for 2006 compared with 2005, partially offset by vessel personnel wage increases and towboat shortages, contributed to the higher 2006 operating margin. The Company’s continued emphasis on safety, with 2006 and 2005 being record-setting safety performance years, also contributed to the improved operating margin.

Diesel Engine Services

During 2006, approximately 18% of the Company’s revenue was generated by its diesel engine services segment, of which 64% was generated through service and 36% from direct parts sales. The results of the diesel engine services segment are largely influenced by the economic cycles of the industries it serves. The following table shows the markets serviced by the Company, the revenue distribution for 2006, and the customers for each market:

	2006
	Revenue
Markets Serviced	Distribution	Customers

Marine	72%	Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers
Power Generation	16%	Standby Power Generation, Pumping Stations
Railroad	12%	Passenger (Transit Systems), Class II, Shortline, Industrial

The Company’s diesel engine services segment’s 2006 revenue and operating income increased 61% and 105%, respectively, compared with 2005. The record 2006 results were positively impacted by the accretive acquisitions of Global and MES, more fully described under “Acquisitions” below, as well as from continued strong in-house and in-field service activities and direct parts sales in the majority of its markets, higher labor utilization, and higher service rates and parts pricing implemented during 2005 and 2006.

The diesel engine services segment’s operating margin for 2006 improved to 14.9% compared with 11.7% for 2005, reflecting the accretive acquisitions of Global and MES, stronger markets, higher service activities, which generally earn a higher operating margin than direct parts sales, increased pricing for service and parts, and higher labor utilization.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during 2006, with net cash provided from operations of $150,364,000, a 6% increase compared with $141,982,000 for 2005. In addition, the Company generated cash from the disposition of assets of $3,077,000 and $13,188,000 from the exercise of stock options during 2006. The cash, and borrowings under the revolving credit facility, were used for capital expenditures of $139,129,000, including $58,649,000 for new tank barge and towboat construction and $80,480,000 primarily for upgrading the existing marine transportation fleet, and $143,911,000 for the acquisition of the remaining 65% interest in Dixie Fuels, the acquisitions of Global, MES and Gulf Coast Fire & Safety, and the purchase of 17 towboats, including nine from Capital Towing. The Company’s debt-to-capitalization ratio increased to 32.9% at December 31, 2006 from 27.1% at December 31, 2005, primarily due to borrowings under the Company’s revolving credit facility to finance the acquisitions noted above.

During 2005 and early 2006, the Company entered into contracts for the construction of twenty-three 30,000 barrel tank barges at a cost of approximately $45,000,000 and two 10,000 barrel specialty tank barges at a cost of approximately $2,300,000. Fifteen of the 30,000 barrel barges represent additional capacity and eight are replacement barges for older barges removed from service. The two 10,000 barrel barges are additional capacity. The Company took delivery of 19 of the twenty-three 30,000 barrel barges during 2006, with the remaining four scheduled for delivery in the 2007 first half. One of the 10,000 barrel barges was placed into service in January 2007 and the second is scheduled for delivery in March 2007.

During 2005, the Company entered into a contract for the construction of four 2100 horsepower towboats at a cost of approximately $13,000,000, of which $3,220,000 was paid in 2005 and $6,732,000 in 2006. One towboat was placed into service in the fourth quarter of 2006, one in the first quarter of 2007 and the remaining two are scheduled for delivery in the 2007 second quarter.

In March 2006, the Company entered into a contract for the construction of twelve 30,000 barrel tank barges at a cost of approximately $28,000,000. In April 2006, the Company entered into contract for the construction of eight 30,000 barrel tank barges at a price of approximately $15,000,000. In October 2006, the Company entered into a contract for the construction of six 10,000 barrel tank barges at a cost of approximately $7,700,000. Of the 20 new 30,000 barrel barges under contract, 14 will be additional capacity and six will be replacement barges for older barges removed from service. The six 10,000 barrel barges will be additional capacity. The Company took delivery of one barge in January 2007, with the balance anticipated throughout 2007 and 2008.

In March 2006, the Company entered into a contract for the construction of four 1800 horsepower towboats at a cost of approximately $13,000,000, of which $2,810,000 was paid in 2006 and included in the 2006 capital expenditures. Delivery is scheduled for the 2007 second half.

The Company projects that capital expenditures for 2007 will be in the $135,000,000 to $145,000,000 range, including approximately $65,000,000 for new tank barge and towboat construction.

The Company remains in excellent financial position to take advantage of internal and external growth opportunities in a consolidating marine transportation industry. External growth opportunities include potential acquisitions of independent inland tank barge operators and captive fleet owners seeking to single source tank barge requirements. Increasing the fleet size would allow the Company to improve asset utilization through more backhaul opportunities, faster barge turnarounds, more efficient use of horsepower, barges positioned closer to cargoes, lower incremental costs due to enhanced purchasing power, minimal incremental administrative staff and less cleaning due to operating more barges with compatible prior cargoes.

The Company anticipates that during 2007, the United States and global economies will remain stable with continued strong demand for the transportation services of the marine transportation segment. In 2006, some incremental capacity was added to the industry fleet and the Company anticipates some additional capacity will be added during 2007.

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

Accounts Receivable.  The Company extends credit to its customers in the normal course of business. The Company regularly reviews its accounts and estimates the amount of uncollectible receivables each period and establishes an allowance for uncollectible amounts. The amount of the allowance is based on the age of unpaid amounts, information about the current financial strength of customers, and other relevant information. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. Historically, credit risk with respect to these trade receivables has generally been considered minimal because of the financial strength of the Company’s customers; however, a significant change in the level of uncollectible amounts could have a material effect on the Company’s results of operations.

Property, Maintenance and Repairs.  Property is recorded at cost. Improvements and betterments are capitalized as incurred. Depreciation is recorded on the straight-line method over the estimated useful lives of the individual assets. When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in the statement of earnings. For 2006, 2005 and 2004, major maintenance and repairs were charged to operating expense as incurred on an annual basis. The Company reviews long-lived assets for impairment by vessel class whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of the assets to future net cash expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There are many assumptions and estimates underlying the determination of an impairment event or loss, if any. The assumptions and estimates include, but are not limited to, estimated fair market value of the assets and estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used, and estimated salvage values. Although the Company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This guidance prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in interim and annual financial reporting periods because an obligation has not occurred and therefore a liability should not be recognized. The Company will adopt the provisions of this guidance at the beginning of the first quarter of 2007. This change will be applied retrospectively for all consolidated financial statements presented. The Company expects that the change will have no impact on its annual consolidated financial statements but will affect its interim consolidated financial statements.

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

Acquisitions

On February 23, 2007, the Company purchased the assets of P&S for $1,450,000 in cash, subject to post-closing inventory adjustments. P&S was a Gulf Coast high-speed diesel engine services provider operating as a factory-authorized marine dealer for Caterpillar in Louisiana.

On February 13, 2007, the Company purchased from NAK Engineering for a net $3,500,000 in cash, the assets and technology necessary to support the Nordberg medium-speed diesel engines used in nuclear applications. As part of the transaction, Progress Energy and Duke Energy made payments to the Company for non-exclusive rights to the technology and entered into ten-year exclusive parts and service agreements with the Company. Nordberg engines are used to power emergency diesel generators used in nuclear power plants owned by Progress Energy and Duke Energy.

On January 3, 2007, the Company purchased the stock of Coastal, the owner of 37 inland tank barges, for approximately $19,300,000 in cash, subject to post-closing working capital adjustments. The Company had been operating the Coastal tank barges since October 2002 under a barge management agreement.

On January 2, 2007, the Company purchased 21 inland tank barges from Cypress for $14,965,000 in cash. The Company had been leasing the barges since 1994 when the leases were assigned to the Company as part of the Company’s purchase of the tank barge fleet of Dow.

On October 4, 2006, the Company signed agreements to purchase 11 inland tank barges from Midland and Shipyard for $10,600,000 in cash. The Company purchased four of the barges during 2006 for $3,300,000 and the remaining seven barges on February 15, 2007 for $7,300,000. The Company had been leasing the barges from Midland and Shipyard prior to their purchase.

On July 24, 2006, the Company signed an agreement to purchase the assets of Capital, consisting of 11 towboats, for $15,000,000 in cash. The Company purchased nine of the towboats during 2006 for $13,299,000. The remaining two towboats will be purchased in 2007 upon expiration of their present charters with unrelated companies. The Company and Capital entered into a vessel operating agreement whereby Capital will continue to crew and operate the towboats for the Company.

On July 21, 2006, the Company purchased the assets of MES for $6,863,000 in cash. MES was a Gulf Coast high-speed diesel engine services provider, operating a factory-authorized full service dealership for John Deere, as well as a service provider for Detroit Diesel.

On June 7, 2006, the Company purchased the stock of Global for an aggregate consideration of $101,720,000, consisting of $98,657,000 in cash, the assumption of $2,625,000 of debt and $438,000 of merger costs. Global was a Gulf Coast high-speed diesel engine services provider, operating factory-authorized full service marine market dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines, and Allison transmissions, as well as an authorized marine dealer for Caterpillar in Louisiana.

On April 5, 2006, the Company purchased Gulf Coast Fire & Safety for $1,008,000 in cash. Gulf Coast Fire & Safety provided sales and rental of equipment and various technical services related to fire suppression and protection, and is part of KLM, the Company’s shore tankering and in-plant operations group.

On March 1, 2006, the Company purchased from PFC the remaining 65% interest in Dixie Fuels for $15,818,000 in cash. The Dixie Fuels partnership, formed in 1977, was 65% owned by PFC and 35% owned by the Company. As part of the transaction, the Company extended the expiration date of its marine transportation contract with PFC from 2008 to 2010.

On December 13, 2005, the Company purchased the diesel engine services division of TECO for $500,000 in cash. In addition, the Company entered into a contract to provide diesel engine services to TECO.

On June 24, 2005, the Company purchased ACL’s black oil products fleet of 10 inland tank barges for $7,000,000 in cash.

On April 16, 2004, the Company purchased a one-third interest in Osprey for $4,220,000. The purchase price consisted of cash of $2,920,000 and notes payable of $1,300,000 due and paid in April 2005. The Company, effective January 1, 2006, acquired an additional one-third interest in Osprey. Osprey, formed in 2000, operates a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River.

On April 7, 2004, the Company purchased from Walker, a subsidiary of Ingram, Walker’s diesel engine service operations and parts inventory located in Paducah, Kentucky for $5,755,000 in cash. In addition, the Company entered into a contract to provide diesel engine services to Ingram.

Results of Operations

The Company reported 2006 net earnings of $95,451,000, or $1.79 per share, on revenues of $984,218,000, compared with net earnings of $68,781,000, or $1.33 per share, on revenues of $795,722,000 for 2005 and net earnings of $49,544,000, or $.98 per share, on revenues of $675,319,000 for 2004.

Marine transportation revenues for 2006 were $807,216,000, or 82% of total revenues, compared with $685,999,000, or 86% of total revenues for 2005 and $588,828,000, or 87% of revenues for 2004. Diesel engine services revenues for 2006 were $177,002,000, or 18% of revenues, compared with $109,723,000, or 14% of revenues for 2005 and $86,491,000, or 13% of revenues for 2004.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of December 31, 2006, the Company operated 904 active inland tank barges, with a total capacity of 17.0 million barrels, compared with 897 active inland tank barges at December 31, 2005, with a total capacity of 16.7 million barrels. The Company operated an average of 241 active inland towing vessels during 2006 and 242 during 2005. The Company owns and operates four offshore dry-bulk barge and tug units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey, operator of a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2006 (dollars in thousands):

			% Change		% Change
			2005 to		2004 to
	2006	2005	2006	2004	2005

Marine transportation revenues	$807,216	$685,999	18%	$588,828	17%

Costs and expenses:
Costs of sales and operating expenses	506,353	433,155	17	365,590	18
Selling, general and administrative	75,326	67,752	11	65,278	4
Taxes, other than on income	12,003	11,327	6	13,349	(15)
Depreciation and amortization	60,309	54,474	11	52,076	5

	653,991	566,708	15	496,293	14

Operating income	$153,225	$119,291	28%	$92,535	29%

Operating margins	19.0%	17.4%		15.7%

2006 Compared with 2005

Marine Transportation Revenues

Marine transportation revenues for 2006 increased 18% compared with 2005, reflecting continued strong petrochemical, black oil products and refined petroleum products demand, as well as favorable 2006 weather conditions. In addition, the segment benefited from 2005 and 2006 term contract and spot market rate increases, and annual labor and producer price index escalators during 2006 on a number of multi-year contracts.

Petrochemical transportation demand for 2006 remained strong, benefiting from a continued strong United States economy. Term customers continued to operate their plants and facilities at high utilization rates, resulting in continued high barge utilization for most products and trade lanes.

Black oil products demand during 2006 remained strong as refineries operated at close to full capacity, which generated heavy demand for waterborne transportation of heavier residual oil by-products by barge.

Refined petroleum products demand for transportation into the Midwest during 2006 was strong. During the first half of 2006, barge availability for movements of refined petroleum products into the Midwest was constrained due to the diversion of barges to the strong Gulf Intracoastal Waterway petrochemical market to meet term contract requirements, as well as the Company’s continued retirement of single hull barges. During the 2006 second half, because of the towboat shortage in the Gulf Intracoastal Waterway, certain tank barges were diverted back to the Mississippi River to meet strong demand for refined products movements into the Midwest.

Agricultural chemical demand was weak during 2006, primarily due to high Midwest liquid fertilizer inventory levels which reduced demand for movements of liquid fertilizer into the Midwest.

As described under Acquisitions above, the Company acquired an additional one-third interest in Osprey on January 1, 2006, increasing the Company’s ownership position to 67%, and purchased on March 1, 2006 the remaining 65% in the Dixie Fuels partnership, bringing the Company’s ownership to 100%. As a result of the acquisitions, the Company began consolidating the results of both entities in the marine transportation segment beginning on their acquisition dates. During 2006, the entities contributed a combined $34,913,000 of marine transportation revenues.

For 2006, the Company incurred 7,489 delay days, a 17% and 11% improvement over the 9,022 delay days incurred in 2005 and 8,392 delay days incurred in 2004, respectively. The lower 2006 delay days primarily reflected unusually favorable 2006 first quarter winter weather conditions and water levels, and an improvement in the 2006 third quarter weather conditions when compared with the 2005 third quarter, which was negatively impacted by Hurricanes Katrina and Rita.

During 2006, approximately 70% of marine transportation revenues were under term contracts and 30% were spot market revenues. The 70% contract and 30% spot market mix provides the Company with a predictable revenue stream while maintaining spot exposure to take advantage of new business opportunities and existing customer’s peak demands. Rates under term contracts renewed during 2006 increased in the 4% to 8% average range, primarily the result of continued strong industry demand and high utilization of tank barges. Spot market rates, including fuel, for 2006 increased 20% to 25% compared with 2005. Effective January 1, 2006, escalators for labor and the producer price index on a number of multi-year contracts increased rates on those contracts by 2.5% to 3%.

Marine Transportation Costs and Expenses

Costs and expenses for 2006 increased 15% compared with 2005, reflecting the higher costs and expenses associated with increased marine transportation demand noted above, coupled with the consolidation of Dixie Fuels effective March 1, 2006 and Osprey effective January 1, 2006.

Costs of sales and operating expenses for 2006 increased 17% compared with 2005, reflecting increased operations and vessel personnel salaries and related expenses, additional expenses associated with the increased demand and higher towboat and tank barge maintenance expenditures. The higher vessel personnel salaries and higher rates for chartered towboats were partly associated with Hurricanes Katrina and Rita, which tightened the Gulf Coast labor pool and towboat market, and generally full United States employment. The tight vessel labor market resulted in higher training costs as a result of increased training of vessel personnel at all levels. In addition, the higher price of diesel fuel consumed resulted in higher fuel costs. During 2006, the Company operated an average of 241 towboats compared with an average of 242 during 2005 and consumed 53.1 million gallons of diesel fuel during 2006 compared with 55.2 million gallons during 2005.

The average price per gallon of diesel fuel consumed during 2006 was $1.93, up 16% compared with $1.67 for 2005. Fuel escalation clauses are included in term contracts that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before contracts are adjusted.

Selling, general and administrative expenses for 2006 increased 11% compared with 2005. The increase was primarily the result of the January 1, 2006 salary increases and related expenses, the impact of expensing stock options effective January 1, 2006 and the consolidation of Dixie Fuels effective March 1, 2006 and Osprey effective January 1, 2006.

Taxes, other than on income, increased 6% for 2006 compared with 2005, primarily reflecting a favorable settlement of a multiple year property tax issue in 2005.

Depreciation and amortization for 2006 increased 11% compared with 2005, primarily attributable to increased capital expenditures, including new tank barges and towboats, as well as increased depreciation and amortization from the consolidation of Dixie Fuels effective March 1, 2006.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for 2006 increased 28% compared with 2005 and the operating margin increased to 19.0% compared with 17.4% for 2005. Continued strong demand, favorable 2006 weather conditions, higher term contract and spot market pricing and the January 1, 2006 escalators on a number of multi-year contracts, partially offset by towboat shortages and vessel personnel wage increases, positively impacted the 2006 operating income and operating margin.

2005 Compared with 2004

Marine Transportation Revenues

Marine transportation revenues for 2005 increased 17% compared with 2004, reflecting continued strong petrochemical and black oil products demand. In addition, the segment benefited from contract and spot market increases, term contract fuel adjustments, as well as labor and consumer price index escalators effective January 1, 2005 on numerous multi-year contracts. The 2005 year was negatively impacted by Hurricanes Katrina and Rita, more fully described below. The Company estimates that the two back-to-back Gulf Coast hurricanes negatively impacted the 2005 third quarter and year by $.05 per share.

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

Hurricanes Katrina and Rita negatively impacted the Company’s operations and its financial results by an estimated $.05 per share. Hurricane Katrina made landfall east of New Orleans on August 29 and Hurricane Rita made landfall on the Texas — Louisiana border on September 24, thereby, significantly increasing delay days. Petrochemical and refinery facilities located in the paths or projected paths of the hurricanes shutdown operations in advance of the storms. Waterways in the hurricane affected areas were closed and the Company’s equipment was moved out of the path of the storms or into protected areas. The hurricanes caused no injuries to the Company’s vessel crews and no notable damage to the Company’s tank barge and towboat fleet or its facilities. All waterways in the hurricane affected areas were closed for a limited number of days and a majority of the petrochemical and refinery facilities impacted by the hurricanes resumed full production within a matter of weeks. The impact of the hurricanes was mitigated to some degree by risk sharing provisions in many of the Company’s contracts, enabling the Company to recover some of the costs related to navigational delays beyond the Company’s control. In addition, some customers opted to place equipment on a time charter basis prior to the hurricanes and remained on charter through the storms.

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

Diesel Engine Services

The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines and reduction gears, and maintains facilities to rebuild component parts or entire medium-speed and high-speed diesel engines, and entire reduction gears. The Company services the marine, power generation and railroad markets.

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2006 (dollars in thousands):

			% Change		% Change
			2005 to		2004 to
	2006	2005	2006	2004	2005

Diesel engine services revenues	$177,002	$109,723	61%	$86,491	27%

Costs and expenses:
Costs of sales and operating expenses	124,971	82,095	52	64,723	27
Selling, general and administrative	22,665	13,169	72	11,882	11
Taxes, other than on income	513	411	25	335	23
Depreciation and amortization	2,479	1,174	111	1,163	1

	150,628	96,849	56	78,103	24

Operating income	$26,374	$12,874	105%	$8,388	53%

Operating margins	14.9%	11.7%		9.7%

2006 Compared with 2005

Diesel Engine Services Revenues

Diesel engine services revenues for 2006 increased 61% compared with 2005. The segment was positively impacted by the acquisitions of Global and MES, both high-speed Gulf Coast service providers, which were purchased on June 7, 2006 and July 21, 2006, respectively, and generated $45,148,000 of revenues for 2006. In addition, the segment benefited from increased service projects and parts sales in the marine, oil service, power generation and railroad markets, emission compliance projects for Gulf Coast and West Coast customers, and better labor utilization. Higher service rates and parts pricing during 2006 also positively impacted the diesel engine services segment.

Diesel Engine Services Costs and Expenses

Costs and expenses for 2006 increased 56% compared with 2005. The significant increase in each cost and expense category was primarily attributable to the Global and MES acquisitions. In addition, increases in costs of sales and operating expenses reflected the higher service and parts sales activity noted above, as well as increases in salaries and other related benefit expenses effective January 1, 2006. Selling, general and administrative expenses also reflected a January 1, 2006 increase in salaries and related expenses, and the expensing of stock options effective January 1, 2006.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for 2006 increased 105% compared with 2005. The significant increase reflected the accretive earnings from the Global and MES acquisitions, stronger markets noted above, increased service and parts pricing, and higher service revenue versus direct parts revenue mix. During 2006, 64% of the segment’s revenue was from service versus 58% for 2005. The segment’s operating margin increased to 14.9% for 2006 compared with 11.7% for 2005, primarily a reflection of the Global and MES acquisitions, higher margin service revenue mix, increased pricing for service and parts, and higher labor utilization.

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

Diesel Engine Services Operating Income and Operating Margins

Operating income for the segment for 2005 increased 53% compared with 2004. The significant increase was the result of the stronger markets, increased service and parts pricing, and a larger service revenue versus parts revenue mix. During 2005, 58% of the segment’s revenue was from service versus 49% for 2004. The higher operating margin, 11.7% for 2005 versus 9.7% for 2004, was primarily a reflection of the change in the revenue mix, with a higher margin generally earned on service revenue, increased pricing for service and parts, and higher labor utilization.

General Corporate Expenses

General corporate expenses for 2006, 2005 and 2004 were $11,665,000, $10,021,000 and $7,565,000, respectively. The 16% increase for 2006 compared with 2005 reflected increases in salaries and related expenses effective January 1, 2006, higher employee incentive compensation accruals, higher legal fees, stock listing fees associated with the two-for-one stock split and expensing of stock options effective January 1, 2006. The 32% increase for 2005 compared with 2004 reflected increases in salaries and related expenses effective January 1, 2005, higher employee incentive compensation accruals and higher employee medical costs.

Gain (Loss) on Disposition of Assets

The Company reported a net gain on disposition of assets of $1,436,000 in 2006, $2,360,000 in 2005 and a net loss on disposition of assets of $299,000 in 2004. The net gains and loss were predominantly from the sale of inland tank barges and towboats.

Other Income and Expenses

The following table sets forth equity in earnings of marine affiliates, loss on debt retirement, other expense, minority interests and interest expense for the three years ended December 31, 2006 (dollars in thousands):

			% Change		% Change
			2005 to		2004 to
	2006	2005	2006	2004	2005

Equity in earnings of marine affiliates	$707	$1,933	(63)%	$1,002	93%
Loss on debt retirement	—	(1,144)	N/A	—	N/A
Other expense	(116)	(319)	(64)%	(347)	(8)%
Minority interests	(558)	(1,069)	(48)%	(542)	97%
Interest expense	(15,201)	(12,783)	19%	(13,263)	(4)%

Equity in Earnings of Marine Affiliates

Equity in earnings of marine affiliates for 2006 was $707,000, consisting primarily of the Company’s portion of the January and February 2006 earnings from the 35% ownership of Dixie Fuels. On March 1, 2006, the Company purchased the remaining 65% interest in Dixie Fuels and the March through December 2006 results were consolidated. For the 2005 and 2004 years, equity in earnings of marine affiliates was $1,933,000 and $1,002,000, respectively, consisting primarily of Dixie Fuels and a 33% interest in Osprey, a barge feeder service for cargo containers. During 2005 and 2004, the four offshore dry-cargo barge and tug units owned through Dixie Fuels were generally employed under the partnership’s contract to transport coal across the Gulf of Mexico, with a separate contract for the backhaul of limestone rock. During late August 2005, Hurricane Katrina, and late September 2005, Hurricane Rita, resulted in delays for the partnership. In addition, a heavy maintenance shipyard schedule for the partnership’s offshore equipment negatively impacted the 2005 first and fourth quarters. Start-up costs for Osprey’s coastal service along the Gulf of Mexico, which began in late 2004 and ended in October 2005, negatively impacted 2005. For 2004, Dixie Fuels was negatively impacted by Hurricanes Ivan, Francis and Jeanne during August and September 2004, resulting in fewer work days. Also in 2004, the Company sold its 50% interest in a Shreveport, Louisiana liquid products terminal, resulting in a $598,000 pre-tax loss on the sale.

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

Interest Expense

Interest expense for 2006 increased 19% compared with 2005, primarily the result of higher average debt from additional borrowings under the Company’s revolving credit facility to fund the 2006 acquisition of Global, partially offset by a favorable first quarter 2006 interest adjustment associated with the final settlement of the audit of the Company’s 2002 through 2004 federal tax returns with the Internal Revenue Service. During 2006, 2005 and 2004, the average debt and average interest rate, including the effect of interest rate swaps and excluding the Internal Revenue Service interest expense, were $258,810,000 and 6.0%, $209,287,000 and 5.9%, and $253,301,000 and 5.2%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of December 31, 2006 were $1,271,119,000 compared with $1,025,548,000 as of December 31, 2005 and $904,675,000 as of December 31, 2004. The following table sets forth the significant components of the balance sheet as of December 31, 2006 compared with 2005 and 2005 compared with 2004 (dollars in thousands):

			% Change		% Change
			2005 to		2004 to
	2006	2005	2006	2004	2005

Assets:
Current assets	$249,592	$186,276	34%	$139,650	33%
Property and equipment, net	766,606	642,381	19	574,211	12
Investment in marine affiliates	2,264	11,866	(81)	12,205	(3)
Goodwill, net	223,432	160,641	39	160,641	—
Other assets	29,225	24,384	20	17,968	36

	$1,271,119	$1,025,548	24%	$904,675	13%

Liabilities and stockholders’ equity:
Current liabilities	$166,867	$139,821	19%	$104,390	34%
Long-term debt-less current portion	309,518	200,032	55	217,436	(8)
Deferred income taxes	125,943	126,755	(1)	123,330	3
Minority interests and other long-term liabilities	36,796	21,398	72	24,284	(12)
Stockholders’ equity	631,995	537,542	18	435,235	24

	$1,271,119	$1,025,548	24%	$904,675	13%

2006 Compared with 2005

Current assets as of December 31, 2006 increased 34% compared with December 31, 2005, primarily reflecting the current assets of Global, Dixie Fuels and Osprey. The 85% decrease in cash and cash equivalents reflected the use of existing cash for the Global acquisition. In addition to the acquisitions, the 38% increase in trade accounts receivable reflected the increase in marine transportation and diesel engine services revenues related to higher business activity levels. Other accounts receivable increased 147%, primarily reflecting $7,000,000 escrowed in the Global acquisition to secure the obligations of the sellers of Global under the purchase agreement. This escrow account receivable is offset by a $7,000,000 escrow recorded in accrued liabilities. The Company increased its allowance for doubtful accounts by $406,000, primarily as a result of the Global acquisition. The 120% increase in inventory — finished goods for the diesel engine services segment reflected the inventory acquired with the Global and MES acquisitions, higher inventory levels in support of stronger service activity and parts sales during 2006 and service projects to be delivered in the 2007 first quarter. Prepaid expenses and other current assets decreased 14%, primarily due to the reclassification of the short-term pension plan asset to long-term liabilities to recognize the pension plan’s funding status.

Property and equipment, net of accumulated depreciation, at December 31, 2006 increased 19% compared with December 31, 2005. The increase reflected $139,129,000 of capital expenditures for 2006, more fully described under Capital Expenditures below, the fair value of the property and equipment acquired in the Global, MES, Dixie Fuels, Gulf Coast Fire & Safety and Osprey transactions of $26,917,000, and the purchase of four inland tank barges and 17 towboats, including the nine purchased from Capital, for $22,547,000, less $60,929,000 of depreciation expense and $3,439,000 of property disposals during 2006.

Investment in marine affiliates as of December 31, 2006 decreased 81% compared with December 31, 2005, primarily reflecting the consolidation of the Dixie Fuels and Osprey equity investments which were previously recorded under the equity method of accounting prior to their acquisition by the Company in the 2006 first quarter.

Goodwill, net as of December 31, 2006 increased 39% compared with December 31, 2005, reflecting the goodwill recorded in the Global and MES acquisitions, and the January 2006 acquisition of an additional 33% interest in Osprey, bringing the Company’s ownership to 67%. Osprey was previously recorded under the equity method of accounting.

Other assets as of December 31, 2006 increased 20% compared with December 31, 2005. The increase was primarily attributable to an increase in intangibles related to the value assigned to non-compete agreements, dealerships and customer relationships in the Global, MES and Gulf Coast Fire & Safety acquisitions, the value assigned to the PFC marine transportation contract in the Dixie Fuels acquisition and its subsequent amendment in August 2006, long-term notes receivable from the sale of two towboats and the repurchase of a diesel engine distribution agreement. The increases were partially offset by the reclassification of the long-term pension asset to long-term liabilities to recognize the plan’s funding status and the amortization of intangibles.

Current liabilities as of December 31, 2006 increased 19% compared with December 31, 2005, reflecting the current liabilities of Global, Dixie Fuels and Osprey. Accounts payable increased 28%, attributable to higher marine transportation and diesel engine services business levels and higher shipyard maintenance accruals. Accrued liabilities increased 10%, principally due to a $7,000,000 escrow account liability associated with the Global acquisition that is expected to be settled in the next six months. This escrow account liability is offset by a $7,000,000 escrow account recorded in other receivables as discussed above.

Long-term debt, less current portion, as of December 31, 2006 increased 55% compared with December 31, 2005. During 2006, the Company made capital expenditures of $139,129,000 and spent $143,911,000 on acquisitions using net cash provided by operating activities of $150,364,000, proceeds from the disposition of assets of $3,077,000, proceeds from the exercise of stock options of $13,188,000 and increased debt of $110,326,000.

Deferred income taxes as of December 31, 2006 decreased 1% compared with December 31, 2005, primarily reflecting the recording of long-term deferred tax assets associated with the minimum liabilities of the Company’s defined benefit plans, partially offset by the recording of $11,383,000 of state and federal deferred taxes associated with the Global acquisition. The deferred state and federal tax liability was recorded to reflect the tax effect of the difference in the financial basis of the assets over the tax basis.

Minority interest and other long-term liabilities as of December 31, 2006 increased 72% compared with December 31, 2005, primarily due to a net increase in defined benefit plan liabilities, including recording a liability of $17,413,000 to recognize the funding status of the Company’s pension plan, an increase in lease reserves as a result of a buildout allowance given on a new lease on the Company’s corporate headquarters, partially offset by the recording of a $1,418,000 decrease in the fair value of interest rate collar and swap agreements, more fully described under Long-Term Financing below.

Stockholders’ equity as of December 31, 2006 increased 18% compared with December 31, 2005. The increase was the result of $95,451,000 of net earnings for 2006, a $8,779,000 decrease in treasury stock, an increase of $2,643,000 in common stock due to the stock split, an increase of $3,579,000 in additional paid-in capital, a $21,059,000 decrease in accumulated other comprehensive income and an increase of $5,060,000 in unearned compensation. The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock, partially offset by the purchase during 2006 of $4,789,000 of Company common stock, more fully described under Treasury Stock Purchases below. The decrease in accumulated other comprehensive income resulted from the net change in the defined benefit plans’ minimum liabilities, net of taxes, partially offset by the net changes in fair value of interest rate collar and swap agreements, net of taxes, more fully described under Long-Term Financing below. As a result of the adoption of SFAS No. 123R, the balance of $5,060,000 in unearned compensation as of January 1, 2006 was reclassified to and reduced the balance of additional paid-in capital.

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

Retirement Plans

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities. The Company’s pension plan funding strategy is to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation basis at the end of the fiscal year. The fair value of plan assets was $97,376,000 and $90,514,000 at November 30, 2006 and 2005, respectively.

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

The Company assumed that plan assets would generate a long-term rate of return of 8.25% in 2006 and 8.5% in 2005. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants and comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

Long-Term Financing

The Company has an unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank. On June 14, 2006, the Company increased the Revolving Credit Facility to $250,000,000 from a previous $150,000,000 facility, and extended the maturity date to June 14, 2011 from the previous maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. The unsecured Revolving Credit Facility has a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) that varies with the Company’s senior debt rating and the level of debt outstanding. The variable interest rate spread from June 14 through December 31, 2006 was 40 basis points over LIBOR and the commitment fee and utilization fee were each .10%. At February 28, 2007, the interest rate spread was 40 basis points over LIBOR and the commitment fee and utilization fee were each .10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. The Company was in compliance with all Revolving Credit Facility covenants as of December 31, 2006. As of December 31, 2006, the Company had $107,400,000 of borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $1,294,000 as of December 31, 2006.

On May 31, 2005, the Company issued $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013. The 2005 Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The 2005 Senior Notes are callable, at the Company’s option, with a 1% prepayment premium until May 31, 2007 and at par thereafter. No principal payments are required until maturity in February 2013. The proceeds of the 2005 Senior Notes were used to repay the outstanding balance of $200,000,000 on the Company’s senior notes described in the next paragraph. With the early extinguishment, the Company expensed $1,144,000 of unamortized financing costs associated with the retired senior notes during the 2005 second quarter. As of December 31, 2006, $200,000,000 was outstanding under the 2005 Senior Notes and the average interest rate was 5.6%. The Company was in compliance with all 2005 Senior Notes covenants at December 31, 2006.

On February 28, 2003, the Company issued $250,000,000 of unsecured floating rate senior notes (“2003 Senior Notes”) due February 28, 2013. In addition to the final prepayment of $200,000,000 on May 31, 2005 described above, the Company prepaid $50,000,000 of the 2003 Senior Notes on November 29, 2004.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit. The Credit Line was reduced from $10,000,000 to $5,000,000 in June 2006, with a maturity date of June 30, 2007. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of December 31, 2006. Outstanding letters of credit under the Credit Line were $598,000 as of December 31, 2006.

The Company has on file with the SEC a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate debt with a maturity of nine months or longer. The current $121,000,000 available balance, subject to mutual agreement to terms, as of December 31, 2006 may be used for future business or equipment acquisitions, working capital requirements and reductions of the Company’s Revolving Credit Facility and 2005 Senior Notes. As of December 31, 2006, there were no outstanding debt securities under the shelf registration.

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of December 31, 2006, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional			Fixed
amount	Effective date	Termination date	pay rate	Receive rate

$50,000	April 2004	May 2009	4.00%	Three-month LIBOR
$100,000	March 2006	February 2013	5.45%	Three-month LIBOR

On November 14, 2006, the Company entered into a $50,000,000 two-year zero-cost interest rate collar agreement. The collar uses LIBOR as its basis. The cap rate is set at 5.375% and the floor is set at 4.33%. When LIBOR is above the cap, the Company will receive the difference between LIBOR and the cap. When LIBOR is below the floor, the Company will pay the difference between LIBOR and the floor. When LIBOR is between the cap rate and the floor, no payments are required. The collar is designated as a cash flow hedge for the Company’s variable rate senior notes.

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in 2006 and 2005. At December 31, 2006, the fair value of the interest rate collar and swap agreements was $1,106,000, of which $1,218,000 and $2,324,000 were recorded as other assets and other long-term liabilities, respectively, for swap maturities greater than twelve months. At December 31, 2005, the fair value of the interest rate swap agreements was $2,439,000, of which $388,000 and $292,000 were recorded as other current assets and other accrued liabilities, respectively, for swap maturities within the next twelve months, and $1,207,000 and $3,742,000 were recorded as other assets and other long-term liabilities, respectively, for swap maturities greater than twelve months. The Company has recorded, in interest expense, net losses (gains) related to the interest rate collar and swap agreements of $(81,000) and $2,772,000 for the years ended December 31, 2006 and 2005, respectively. Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $376,000 of net gains included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of December 31, 2006 and 2005 based on quoted market values of the Company’s portfolio of derivative instruments.

Capital Expenditures

Capital expenditures for 2006 were $139,129,000 of which $58,649,000 was for construction of new tank barges and towboats, and $80,480,000 was primarily for upgrading of the existing marine transportation fleet. Capital expenditures for 2005 were $122,283,000, of which $65,833,000 was for construction of new tank barges and towboats, and $56,450,000 was primarily for upgrading of the existing marine transportation fleet. Capital expenditures for 2004 were $93,604,000, of which $43,606,000 was for construction of new tank barges, and $49,998,000 was primarily for upgrading of the existing marine transportation fleet. Financing of the construction of the new tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

A summary of the new tank barge construction follows:

	No. of		Expended					Placed in service
Contract date	barges	Capacity	2004	2005	2006	Total		2004	2005	2006	2007*	2008*
			($ in millions)					(Barrels in thousands)
Feb. 2002	6	30,000	$.1	$—	$—	$9.5		30	—	—	—	—
Oct. 2002	6	30,000	8.0	—	—	9.1		180	—	—	—	—
May 2003	16	30,000	17.5	—	—	28.4		300	—	—	—	—
Oct. 2003	9	30,000	14.1	1.6	—	15.7		240	30	—	—	—
June 2004	11	30,000	—	24.6	.1	24.7		—	330	—	—	—
July 2004	7	30,000	3.9	10.9	.2	15.0		—	180	30	—	—
Nov. 2004	20	10,000	—	21.9	1.4	23.3		—	200	—	—	—
July 2005	10	30,000	—	3.7	11.6	18.0	Est.	—	—	180	120	—
July 2005	13	30,000	—	—	28.4	28.4		—	—	390	—	—
Mar. 2006	12	30,000	—	—	2.4	28.0	Est.	—	—	—	360	—
April 2006	8	30,000	—	—	1.4	15.0	Est.	—	—	—	150	90
June 2006	2	10,000	—	—	1.8	2.3	Est.	—	—	—	20	—
Oct. 2006	6	10,000	—	—	1.7	7.7	Est.	—	—	—	60	—

A summary of the new towboat construction follows:

	No. of			Expended				Placed in service
Contract date	towboats	Horsepower	Market	2005	2006	Total		2006	2007*
				($ in millions)
Dec. 2005	4	2100	River	$3.2	$6.8	$13.0	Est.	1	3
Aug. 2006	4	1800	Canal	—	2.8	13.0	Est.	—	4

*	Based on current construction schedule

Funding for future capital expenditures and new tank barge and towboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

During 2006, the Company purchased in the open market 162,900 shares of common stock at a total purchase price of $4,789,000, for an average price of $29.40 per share. The Company did not purchase any treasury stock during 2005 or 2004. As of February 28, 2007, the Company had 2,258,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $150,364,000, $141,982,000 and $126,751,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in 2006 versus 2005 reflected stronger earnings, partially offset by negative cash flows resulting from changes in operating assets and liabilities primarily due to an inventory increase to accommodate increased diesel engine services activity levels, larger incentive compensation payments in 2006 over 2005, smaller increase in accounts payable in 2006 versus 2005 and the reclassification of the tax benefit from equity compensation plans from operating activities to financing activities in 2006. These negative cash flows were partially offset by a smaller pension fund contribution in 2006 of $400,000 versus $12,000,000 in 2005. The increase in cash flow in 2005 versus 2004 reflected stronger earnings and positive cash flows resulting from changes in operating assets and liabilities, partially offset by a lower deferred tax provision for 2005. The cash flows from changes in operating assets and liabilities were primarily due to increases in accounts payable in 2005 attributable to increased marine transportation and diesel engine services business levels and higher shipyard maintenance accruals, offset partially by a higher pension fund contribution of $12,000,000 in 2005 versus $4,600,000 in 2004. The increase in cash flow in 2004 over 2003 reflected favorable cash from working capital primarily due to Internal Revenue Service federal income tax refunds for the 2002 and 2003 tax years of approximately $12,500,000 received in 2004.

Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings associated with each of the above and other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of February 27, 2007, $88,106,000 under its Revolving Credit Facility, $121,000,000 under its shelf registration program, subject to mutual agreement to terms, and $4,375,000 available under its Credit Line.

Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, collar agreement, or any other financial instrument or commercial contract which has a rating trigger, except for pricing grids on its Revolving Credit Facility.

The Company expects to continue to fund expenditures for acquisitions, capital construction projects, treasury stock repurchases, repayment of borrowings, and for other operating requirements from a combination of funds generated from operating activities and available financing arrangements.

There are numerous factors that may negatively impact the Company’s cash flow in 2007. For a list of significant risks and uncertainties that could impact cash flows, see Note 11, Contingencies and Commitments in the financial statements. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 4, Long-Term Debt in the financial statements.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $6,166,000 at December 31, 2006, including $5,146,000 in letters of credit and debt guarantees, and $1,020,000 in performance bonds, of which $683,000 relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Contractual Obligations

The contractual obligations of the Company and its subsidiaries at December 31, 2006 consisted of the following (in thousands):

	Payments Due By Period
		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Long-term debt	$310,362	$844	$1,915	$107,598	$200,005
Non-cancelable operating leases — tank barges	9,995	5,154	3,219	1,622	—
Non-cancelable operating leases — towboats	101,611	36,248	51,814	13,549	—
Non-cancelable operating leases — land, buildings and equipment	20,729	3,491	5,348	4,193	7,697
Capital expenditures	61,645	61,645	—	—	—
Equipment acquisitions	9,001	9,001	—	—	—

	$513,343	$116,383	$62,296	$126,962	$207,702

The Company began to experience charter towboat shortages during the 2006 second quarter. As a result, the Company began to sign longer term towboat charter agreements to insure that the Company had adequate towboats to meet the strong demand for its barges. The majority of the towboat charter agreements are for terms of one year or less. Historically, the Company’s towboat rental agreements provided the Company with the option to terminate the agreements with notice ranging from seven to 90 days. The Company estimates that 80% of the charter rental cost is related to towboat crew costs, maintenance and insurance.

Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123R”) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related implementation guidance. SFAS No. 123R requires the Company to expense grants made under its stock option plans. The cost will be recognized over the vesting period of the options. SFAS No. 123R is effective for the first annual period beginning after December 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 will be recognized as expense in the consolidated statement of earnings. The Company adopted SFAS No. 123R effective January 1, 2006 using the modified prospective application method. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased or cancelled after January 1, 2006. Compensation expense for the unvested portion of awards that were outstanding at January 1, 2006 will be recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated under the Black-Scholes option pricing model.

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

The following table summarizes pro forma net earnings and earnings per share for the years ended December 31, 2005 and 2004 assuming the Company had used the fair value method of accounting for its stock-option plans (in thousands, except per share amounts):

	2005	2004

Net earnings, as reported	$68,781	$49,544
Add: Total stock-based employee compensation expense included in net income, net of related tax effects	1,047	409
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	(2,650)	(2,174)

Net earnings, pro forma	$67,178	$47,779

Earnings per share:
Basic — as reported	$1.37	$1.01
Basic — pro forma	$1.34	$.97
Diluted — as reported	$1.33	$.98
Diluted — pro forma	$1.30	$.95

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”) was issued. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently evaluating the impact of the interpretation on its consolidated financial statements, which the Company is required to adopt beginning in the first quarter of 2007.

In September 2006, the FASB issued FASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) recognize in its balance sheet an asset for a defined benefit plan’s overfunded status or a liability for its underfunded status; (b) recognize changes in the funded status of a defined benefit postretirement plan that are not recognized as components of net periodic benefit cost in comprehensive income in the year in which the changes occur; and (c) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company’s fiscal year ending on December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of a Company’s fiscal year end balance sheet is effective for the Company’s fiscal year ending on December 31, 2008.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This guidance prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in interim and annual financial reporting periods because an obligation has not occurred and therefore a liability should not be recognized. The Company will adopt the provisions of this guidance at the beginning of the first quarter of 2007. This change will be applied retrospectively for all consolidated financial statements presented. The Company expects that the change will have no impact on its annual consolidated financial statements but will affect its interim consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material after all of the relevant quantitative and qualitative factors are considered. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 and is effective for the Company’s fiscal year ending December 31, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would impact the 2007 interest expense by approximately $623,000, based on balances outstanding at December 31, 2006, and change the fair value of the Company’s debt by less than 1%.

From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate collar and swap agreements and are entered into with major financial institutions. Derivative financial instruments related to the Company’s interest rate risks are intended to reduce the Company’s exposure to increases in the benchmark interest rates underlying the Company’s floating rate senior notes and variable rate bank credit facility. The Company does not enter into derivative financial instrument transactions for speculative purposes.

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of December 31, 2006, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional			Fixed
amount	Effective date	Termination date	pay rate	Receive rate

$50,000	April 2004	May 2009	4.00%	Three-month LIBOR
$100,000	March 2006	February 2013	5.45%	Three-month LIBOR

On November 14, 2006, the Company entered into a $50,000,000 two-year zero-cost interest rate collar agreement. The collar uses LIBOR as its basis. The cap rate is set at 5.375% and the floor is set at 4.33%. When LIBOR is above the cap, the Company will receive the difference between LIBOR and the cap. When LIBOR is below the floor, the Company will pay the difference between LIBOR and the floor. When LIBOR is between the cap rate and the floor, no payments are required. The collar is designated as a cash flow hedge for the Company’s variable rate senior notes.

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in 2006 and 2005. At December 31, 2006, the fair value of the interest rate collar and swap agreements was $1,106,000, of which $1,218,000 and $2,324,000 were recorded as other assets and other long-term liabilities, respectively, for swap maturities greater than twelve months. At December 31, 2005, the fair value of the interest rate swap agreements was $2,439,000, of which $388,000 and $292,000 were recorded as other current assets and other accrued liabilities, respectively, for swap maturities within the next twelve months, and $1,207,000 and $3,742,000 were recorded as other assets and other long-term liabilities, respectively, for swap maturities greater than twelve months. The Company has recorded, in interest expense, net losses (gains) related to the interest rate collar and swap agreements of $(81,000) and $2,772,000 for the years ended December 31, 2006 and 2005, respectively. Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $376,000 of net gains included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of December 31, 2006 and 2005 based on current market values of the Company’s portfolio of derivative instruments.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report (see Item 15, page 81).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2006, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. KPMG LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on page 48 of this annual report.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10 Through 14.

The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2006, except for the information regarding executive officers which is provided under Item 1.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kirby Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Kirby Corporation and consolidated subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kirby Corporation and consolidated subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Kirby Corporation and consolidated subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Kirby Corporation and consolidated subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston, Texas
February 28, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kirby Corporation:

We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments. As discussed in Note 8 to the consolidated financial statements, effective December 31, 2006, the Company changed its accounting for defined benefit pension and other postretirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kirby Corporation and consolidated subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Houston Texas
February 28, 2007

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
	($ in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$2,653	$17,838
Accounts receivable:
Trade — less allowance for doubtful accounts of $1,978 ($1,572 in 2005)	162,809	118,259
Other	20,850	8,440
Inventory — finished goods, at lower of average cost or market	41,777	18,967
Prepaid expenses and other current assets	16,426	19,002
Deferred income taxes	5,077	3,770

Total current assets	249,592	186,276

Property and equipment:
Marine transportation equipment	1,190,163	1,027,597
Land, buildings and equipment	90,517	73,562

	1,280,680	1,101,159
Accumulated depreciation	514,074	458,778

	766,606	642,381

Investment in marine affiliates	2,264	11,866
Goodwill — less accumulated amortization of $15,566 in 2006 and 2005	223,432	160,641
Other assets	29,225	24,384

	$1,271,119	$1,025,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$844	$4
Income taxes payable	3,016	2,669
Accounts payable	88,213	68,895
Accrued liabilities:
Interest	1,342	1,629
Insurance premiums and claims	20,775	20,249
Employee compensation	26,565	25,368
Taxes — other than on income	6,167	7,629
Other	14,933	6,789
Deferred revenues	5,012	6,589

Total current liabilities	166,867	139,821

Long-term debt — less current portion	309,518	200,032
Deferred income taxes	125,943	126,755
Minority interests	3,018	3,088
Other long-term liabilities	33,778	18,310

	472,257	348,185

Contingencies and commitments	—	—
Stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized as of December 31, 2006, 120,000,000 shares, issued 57,337,000 shares; Authorized as of December 31, 2005, 60,000,000 shares, issued 30,907,000 shares	5,734	3,091
Additional paid-in capital	208,032	204,453
Accumulated other comprehensive income — net	(23,087)	(2,028)
Unearned compensation	—	(5,060)
Retained earnings	524,351	428,900

	715,030	629,356
Less cost of 4,354,000 shares in treasury (4,936,000 in 2005)	83,035	91,814

	631,995	537,542

	$1,271,119	$1,025,548

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	($ in thousands,
	except per share amounts)

Revenues:
Marine transportation	$807,216	$685,999	$588,828
Diesel engine services	177,002	109,723	86,491

	984,218	795,722	675,319

Costs and expenses:
Costs of sales and operating expenses	631,334	515,255	430,272
Selling, general and administrative	107,728	88,648	82,917
Taxes, other than on income	12,826	12,270	13,652
Depreciation and amortization	64,396	57,405	55,120
Loss (gain) on disposition of assets	(1,436)	(2,360)	299

	814,848	671,218	582,260

Operating income	169,370	124,504	93,059
Equity in earnings of marine affiliates	707	1,933	1,002
Loss on debt retirement	—	(1,144)	—
Other expense	(116)	(319)	(347)
Minority interests	(558)	(1,069)	(542)
Interest expense	(15,201)	(12,783)	(13,263)

Earnings before taxes on income	154,202	111,122	79,909
Provision for taxes on income	(58,751)	(42,341)	(30,365)

Net earnings	$95,451	$68,781	$49,544

Net earnings per share of common stock:
Basic	$1.82	$1.37	$1.01
Diluted	$1.79	$1.33	$.98

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	($ in thousands)

Common stock:
Balance at beginning of year	$3,091	$3,091	$3,091
Two-for-one stock split with distribution date of May 31, 2006	2,643	—	—

Balance at end of year	$5,734	$3,091	$3,091

Additional paid-in capital:
Balance at beginning of year	$204,453	$185,123	$178,720
Excess of proceeds received upon exercise of stock options and issuance of restricted stock over cost of treasury stock sold	4,553	7,272	2,758
Tax benefit realized from equity compensation plans	5,520	12,058	3,645
Two-for-one stock split with distribution date of May 31, 2006	(2,643)	—	—
Issuance of restricted stock	(5,607)	—	—
Amortization of unearned compensation	6,816	—	—
Reclassification from unearned compensation	(5,060)	—	—

Balance at end of year	$208,032	$204,453	$185,123

Accumulated other comprehensive income:
Balance at beginning of year	$(2,028)	$(5,672)	$(5,950)
Change in defined benefit plans’ minimum liabilities, net of taxes ($13,677 in 2006, $57 in 2005 and $18 in 2004)	(21,925)	(93)	(29)
Change in fair value of derivative financial instruments, net of taxes ($(466) in 2006, $(2,012) in 2005 and $(165) in 2004)	866	3,737	307

Balance at end of year	$(23,087)	$(2,028)	$(5,672)

Unearned compensation:
Balance at beginning of year	$(5,060)	$(2,255)	$(1,003)
Issuance of restricted stock	—	(4,497)	(1,913)
Amortization of unearned compensation	—	1,692	661
Reclassification to additional paid-in capital	5,060	—	—

Balance at end of year	$—	$(5,060)	$(2,255)

Retained earnings:
Balance at beginning of year	$428,900	$360,119	$310,575
Net earnings for the year	95,451	68,781	49,544

Balance at end of year	$524,351	$428,900	$360,119

Treasury stock:
Balance at beginning of year	$(91,814)	$(105,171)	$(113,301)
Purchase of treasury stock (163,000 shares in 2006)	(4,789)	—	—
Cost of treasury stock sold upon exercise of stock options and issuance of restricted stock (745,000 in 2006, 1,115,000 in 2005 and 539,000 in 2004)	13,568	13,357	8,130

Balance at end of year	$(83,035)	$(91,814)	$(105,171)

Comprehensive income:
Net earnings for the year	$95,451	$68,781	$49,544
Other comprehensive income (loss), net of taxes ($13,211 in 2006, $(1,955) in 2005, $(147) in 2004)	(21,059)	3,644	278

Total comprehensive income	$74,392	$72,425	$49,822

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	($ in thousands)

Cash flows from operating activities:
Net earnings	$95,451	$68,781	$49,544
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	64,396	57,405	55,120
Provision (credit) for deferred income taxes	(292)	(132)	17,500
Loss (gain) on disposition of assets	(1,436)	(2,360)	299
Equity in earnings of marine affiliates, net of distributions	(707)	587	131
Loss on debt retirement	—	1,144	—
Amortization of unearned compensation	6,816	1,692	661
Other	694	971	1,574
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	(15,540)	(20,315)	(20,694)
Inventory	(5,009)	(3,541)	138
Other assets	4,456	(9,846)	826
Income taxes payable	(1,549)	14,404	15,542
Accounts payable	11,276	26,979	300
Accrued and other liabilities	(8,192)	6,213	5,810

Net cash provided by operating activities	150,364	141,982	126,751

Cash flows from investing activities:
Capital expenditures	(139,129)	(122,283)	(93,604)
Acquisitions of businesses and marine equipment, net of cash acquired	(143,911)	(7,500)	(10,174)
Proceeds from disposition of assets	3,077	6,286	2,665
Other	(7,313)	(804)	(162)

Net cash used in investing activities	(287,276)	(124,301)	(101,275)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	107,400	(17,400)	12,400
Proceeds from senior notes	—	200,000	—
Payments on senior notes	—	(200,000)	(50,000)
Payments on long-term debt, net	(96)	(1,304)	(225)
Return of investment to minority interests	(1,256)	(822)	(635)
Proceeds from minority interest investment	1,760	—	—
Proceeds from exercise of stock options	13,188	19,054	9,549
Purchase of treasury stock	(4,789)	—	—
Tax benefit from equity compensation plans	5,520	—	—

Net cash provided by (used in) financing activities	121,727	(472)	(28,911)

Increase (decrease) in cash and cash equivalents	(15,185)	17,209	(3,435)
Cash and cash equivalents, beginning of year	17,838	629	4,064

Cash and cash equivalents, end of year	$2,653	$17,838	$629

Supplemental disclosures of cash flow information:
Cash paid (received) during the year:
Interest	$15,154	$11,693	$12,747
Income taxes	$55,072	$28,069	$(2,677)
Noncash investing and financing activity:
Disposition of assets for note receivables	$1,735	$363	$—
Notes payable issued in acquisition	$—	$—	$1,300
Cash acquired in acquisitions	$2,790	$—	$—
Debt assumed in acquisition	$2,625	$—	$—

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

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

Accounts Receivable.  In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 2006 and 2005 were $20,644,000 and $5,271,000, respectively, of accruals for diesel engine services work in process which have not been invoiced as of the end of each year.

The Company’s marine transportation and diesel engine services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with insurance companies. As of December 31, 2006 and 2005, the Company had no receivables from insurance companies to cover claims over the Company’s deductible.

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

Property, Maintenance and Repairs.  Property is recorded at cost. Improvements and betterments are capitalized as incurred. Depreciation is recorded on the straight-line method over the estimated useful lives of the individual assets as follows: marine transportation equipment, 6-40 years; buildings, 10-40 years; other equipment, 2-10 years; and leasehold improvements, term of lease. When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in the statement of earnings. Major maintenance and repairs are charged to operating expense as incurred on an annual basis.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This guidance prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in interim and annual financial reporting periods because an obligation has not occurred and therefore a liability should not be recognized. The Company will adopt the provisions of this guidance at the beginning of the first quarter of 2007. This change will be applied

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)  Summary of Significant Accounting Policies — (Continued)

retrospectively for all consolidated financial statements presented. The Company expects that the change will have no impact on its annual consolidated financial statements but will affect its interim consolidated financial statements.

Environmental Liabilities.  The Company expenses costs related to environmental events as they are incurred or when a loss is considered probable and estimable.

Goodwill.  The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. Goodwill, including goodwill associated with equity method investments, is not amortized. The Company conducted its annual goodwill impairment test at November 30, 2006, noting no impairment of goodwill. The Company will continue to conduct goodwill impairment tests as of November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary.

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

Stock-Based Compensation.  In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123R”) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related implementation guidance. SFAS No. 123R requires the Company to expense grants made under its stock option plans. The cost will be recognized over the vesting period of the options. SFAS No. 123R is effective for the first annual period beginning after December 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 will be recognized as expense in the consolidated statement of earnings. The Company adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased or cancelled after January 1, 2006. Compensation expense for the unvested portion of awards that were outstanding at January 1, 2006 will be recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated under the Black-Scholes option pricing model.

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

The following table summarizes pro forma net earnings and earnings per share for the years ended December 31, 2005 and 2004 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amounts):

	2005	2004

Net earnings, as reported	$68,781	$49,544
Add: Total stock-based employee compensation expense included in net earnings, net of related tax effects	1,047	409
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,650)	(2,174)

Net earnings, pro forma	$67,178	$47,779

Earnings per share:
Basic — as reported	$1.37	$1.01
Basic — pro forma	$1.34	$.97
Diluted — as reported	$1.33	$.98
Diluted — pro forma	$1.30	$.95

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

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”) was issued. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently evaluating the impact of the interpretation on its consolidated financial statements, which the Company is required to adopt beginning in the first quarter of 2007.

Accrued Insurance.  Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (IBNR) or fully developed based on past experience. Insurance premiums, IBNR losses and incurred claims losses, up to the Company’s deductible, for 2006, 2005 and 2004 were $9,383,000, $9,566,000 and $7,019,000, respectively.

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

Accounting Standards

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material after all of the relevant quantitative and qualitative factors are considered. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 and is effective for the Company’s fiscal year ending December 31, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial position or results of operations.

(2)  Acquisitions

On October 4, 2006, the Company signed agreements to purchase 11 inland tank barges from Midland Marine Corporation (“Midland”) and Shipyard Marketing, Inc. (“Shipyard”) for $10,600,000 in cash. The Company purchased four of the barges during 2006 for $3,300,000 and the remaining seven barges on February 15, 2007 for $7,300,000. The Company had been leasing the barges from Midland and Shipyard prior to their purchase. Financing of the equipment acquisition was through the Company’s revolving credit facility.

On July 24, 2006, the Company signed an agreement to purchase the assets of Capital Towing Company (“Capital”), consisting of 11 towboats, for $15,000,000 in cash. The Company purchased nine of the towboats during 2006 for $13,299,000 and the purchases were financed through the Company’s revolving credit facility. The remaining two towboats will be purchased in 2007 upon expiration of their present charters with unrelated companies, and will also be financed through the Company’s revolving credit facility. The Company and Capital entered into a vessel operating agreement whereby Capital will continue to crew and operate the towboats for the Company.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)  Acquisitions — (Continued)

On July 21, 2006, the Company purchased the assets of Marine Engine Specialists, Inc. (“MES”) for $6,863,000 in cash. MES was a Gulf Coast high-speed diesel engine services provider, operating a factory-authorized full service dealership for John Deere, as well as a service provider for Detroit Diesel. Financing of the acquisition was through the Company’s revolving credit facility.

On June 7, 2006, the Company purchased the stock of Global Power Holding Company, a privately held company that owned all of the outstanding equity of Global Power Systems, L.L.C. (“Global”). The Company purchased Global for an aggregate consideration of $101,720,000, consisting of $98,657,000 in cash, the assumption of $2,625,000 of debt and $438,000 of merger costs. Global was a Gulf Coast high-speed diesel engine services provider, operating factory-authorized full service marine market dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines, and Allison transmissions, as well as an authorized marine dealer for Caterpillar in Louisiana. As a result of the acquisition, the Company recorded $54,828,000 of goodwill and $16,292,000 of intangibles. The intangibles have a weighted average amortization period of approximately 16 years. Financing of the cash portion of the acquisition was through a combination of existing cash and the Company’s revolving credit facility.

On April 5, 2006, the Company purchased Gulf Coast Fire & Safety Service Co. (“Gulf Coast Fire & Safety”) for $1,008,000 in cash. Gulf Coast Fire & Safety provided sales and rental of equipment and various technical services related to fire suppression and protection, and is part of Kirby Logistics Management Division, the Company’s shore tankering and in-plant operations group. Financing of the acquisition was through the Company’s operating cash flows.

On March 1, 2006, the Company purchased from Progress Fuels Corporation (“PFC”) the remaining 65% interest in Dixie Fuels Limited (“Dixie Fuels”) for $15,818,000 in cash. The Dixie Fuels partnership, formed in 1977, was 65% owned by PFC and 35% owned by the Company. As part of the transaction, the Company extended the expiration date of its marine transportation contract with PFC from 2008 to 2010. Financing of the acquisition was through the Company’s operating cash flows.

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

On April 16, 2004, the Company purchased a one-third interest in Osprey Line, L.L.C. (“Osprey”) for $4,220,000. The purchase price consisted of cash of $2,920,000 and notes payable of $1,300,000 due and paid in April 2005. The Company, effective January 1, 2006, acquired an additional one-third interest in Osprey. Osprey, formed in 2000, operates a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River. The 2004 purchase was accounted for under the equity method of accounting and the cash portion of the purchase price was financed through the Company’s revolving credit facility.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)  Derivative Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), established accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative’s gain and losses to offset related results on the hedged item in the statement of earnings. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings.

From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate collar and swap agreements and are entered into with major financial institutions. Derivative financial instruments related to the Company’s interest rate risks are intended to reduce the Company’s exposure to increases in the benchmark interest rates underlying the Company’s floating rate senior notes and variable rate bank credit facility.

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of December 31, 2006, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional			Fixed
amount	Effective date	Termination date	pay rate	Receive rate

$50,000	April 2004	May 2009	4.00%	Three-month LIBOR
$100,000	March 2006	February 2013	5.45%	Three-month LIBOR

On November 14, 2006, the Company entered into a $50,000,000 two-year zero-cost interest rate collar agreement. The collar uses the London Interbank Offered Rate (“LIBOR”) as its basis. The cap rate is set at 5.375% and the floor is set at 4.33%. When LIBOR is above the cap, the Company will receive the difference between LIBOR and the cap. When LIBOR is below the floor, the Company will pay the difference between LIBOR and the floor. When LIBOR is between the cap rate and the floor, no payments are required. The collar is designated as a cash flow hedge for the Company’s variable rate senior notes.

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in 2006 and 2005. At December 31, 2006, the fair value of the interest rate collar and swap agreements was $1,106,000, of which $1,218,000 and $2,324,000 were recorded as other assets and other long-term liabilities, respectively, for swap maturities greater than twelve months. At December 31, 2005, the fair value of the interest rate swap agreements was $2,439,000, of which $388,000 and $292,000 were recorded as other current assets and other accrued liabilities, respectively, for swap maturities within the next twelve months, and $1,207,000 and $3,742,000 were recorded as other assets and other long-term liabilities, respectively, for swap maturities greater than twelve months. The Company has recorded, in interest expense, net losses (gains) related to the interest rate collar and swap agreements of $(81,000) and $2,772,000 for the years ended December 31, 2006 and 2005, respectively. Gains or losses on the interest rate collar and swap

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)  Derivative Instruments — (Continued)

agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $376,000 of net gains included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of December 31, 2006 and 2005 based on quoted market values of the Company’s portfolio of derivative instruments.

(4)  Long-Term Debt

Long-term debt at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005

Long-term debt, including current portion:
$250,000,000 revolving credit facility due June 14, 2011	$107,400	$—
Senior notes due February 28, 2013	200,000	200,000
Other long-term debt	2,962	36

	$310,362	$200,036

The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2007	$844
2008	973
2009	942
2010	192
2011	107,406
Thereafter	200,005

$310,362

The Company has an unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank. On June 14, 2006, the Company increased the Revolving Credit Facility to $250,000,000 from a previous $150,000,000 facility, and extended the maturity date to June 14, 2011 from the previous maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. The unsecured Revolving Credit Facility has a variable interest rate based on LIBOR and varies with the Company’s senior debt rating and the level of debt outstanding. The variable interest rate spread from June 14 through December 31, 2006 was 40 basis points over LIBOR and the commitment fee and utilization fee were each .10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. The Company was in compliance with all Revolving Credit Facility covenants as of December 31, 2006. As of December 31, 2006, the Company had $107,400,000 of borrowings outstanding under the Revolving Credit Facility. The average borrowing under the Revolving Credit Facility during 2006 was $56,846,000, computed by averaging the daily balance, and the weighted average interest rate was 6.0%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)  Long-Term Debt — (Continued)

Facility borrowing. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $1,294,000 as of December 31, 2006.

On May 31, 2005, the Company issued $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013. The 2005 Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The 2005 Senior Notes are callable, at the Company’s option, with a 1% prepayment premium until May 31, 2007 and at par thereafter. No principal payments are required until maturity in February 2013. The proceeds of the 2005 Senior Notes were used to repay the outstanding balance of $200,000,000 on the Company’s senior notes described in the next paragraph. With the early extinguishment, the Company expensed $1,144,000 of unamortized financing costs associated with the retired senior notes during the 2005 second quarter. As of December 31, 2006, $200,000,000 was outstanding under the 2005 Senior Notes and the average interest rate was 5.6%, computed by dividing the interest expense under the 2005 Senior Notes by the average 2005 Senior Notes borrowings of $200,000,000. The Company was in compliance with all 2005 Senior Notes covenants at December 31, 2006.

On February 28, 2003, the Company issued $250,000,000 of unsecured floating rate senior notes (“2003 Senior Notes”) due February 28, 2013. In addition to the final prepayment of $200,000,000 on May 31, 2005 described above, the Company prepaid $50,000,000 of the 2003 Senior Notes on November 29, 2004.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit. The Credit Line was reduced from $10,000,000 to $5,000,000 in June 2006, with a maturity date of June 30, 2007. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of December 31, 2006. Outstanding letters of credit under the Credit Line were $598,000 as of December 31, 2006.

The Company has on file with the SEC a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate debt with a maturity of nine months or longer. The current $121,000,000 available balance, subject to mutual agreement to terms, as of December 31, 2006 may be used for future business or equipment acquisitions, working capital requirements and reductions of the Company’s Revolving Credit Facility and 2005 Senior Notes. As of December 31, 2006, there were no outstanding debt securities under the shelf registration.

The Company is of the opinion that the amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt at December 31, 2006 and 2005.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)  Taxes on Income

Earnings before taxes on income and details of the provision (credit) for taxes on income for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004

Earnings before taxes on income — United States	$154,202	$111,122	$79,909

Provision (credit) for taxes on income:
Federal
Current	$53,539	$40,702	$11,895
Deferred	(316)	(2,584)	15,626
State and local	5,528	4,223	2,844

	$58,751	$42,341	$30,365

In November 2005, the FASB issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP No. 123R-3”), to provide an alternative transition election related to accounting for the tax effects of share-based payment awards to the guidance provided in Paragraph 81 of SFAS No. 123R. Paragraph 81 of the SFAS No. 123R requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123R (the “APIC Pool”). The Company elected to adopt the transition method described in FSP No. 123R. Utilizing the calculation method described in FSP No. 123R-3, the Company calculated its APIC pool as of January 1, 2006 associated with stock-based compensation awards that were fully vested as of December 31, 2005. The impact on the APIC Pool for stock-based compensation awards that are partially vested at, or granted subsequent to, December 31, 2005 are being determined in accordance with SFAS No. 123R.

During the three years ended December 31, 2006, 2005 and 2004, tax benefits related to the exercise of stock options and the issuance of restricted stock that were allocated directly to additional paid-in capital were $5,520,000, $12,058,000 and $3,645,000, respectively.

The Company’s provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 2006, 2005 and 2004 due to the following:

	2006	2005	2004

United States income tax statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.3	2.5	2.3
Non-deductible items	.8	.6	.7

	38.1%	38.1%	38.0%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)  Taxes on Income — (Continued)

The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax assets and liabilities at December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004

Current deferred tax assets:
Compensated absences	$497	$465	$428
Allowance for doubtful accounts	672	550	617
Insurance accruals	2,250	2,177	953
Other	1,658	578	169

	$5,077	$3,770	$2,167

Non-current deferred tax assets and liabilities:
Deferred tax assets:
Postretirement health care benefits	$3,226	$3,131	$3,042
Insurance accruals	1,783	2,181	2,539
Deferred compensation	1,885	1,762	1,419
Unrealized loss on derivative financial instruments	387	854	2,866
Unrealized loss on defined benefit plans	12,711	250	197
Capital loss carryforward	496	496	—
Other	4,624	4,726	3,842
Valuation allowance	(496)	(496)	—

	24,616	12,904	13,905

Deferred tax liabilities:
Property	(125,431)	(118,046)	(120,233)
Deferred state taxes	(10,948)	(10,707)	(8,260)
Pension benefits	(7,075)	(9,546)	(7,764)
Goodwill and other intangibles	(6,365)	(1,051)	(703)
Other	(740)	(309)	(275)

	(150,559)	(139,659)	(137,235)

	$(125,943)	$(126,755)	$(123,330)

The valuation allowance at December 31, 2006 related to the capital loss carryforward will be reduced when and if the Company determines that the capital loss carryforward is more likely than not to be realized.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)  Leases

The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Lease agreements for tank barges have terms from two to twelve years expiring at various dates through 2011. Lease agreements for towboats chartered by the Company have terms from 30 days to five years expiring at various dates through 2011; however, the majority of the towboat charter agreements are for terms of one year or less. Total rental expense for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004

Rental expense:
Marine equipment — tank barges	$8,535	$8,868	$9,308
Marine equipment — towboats	79,068	64,805	56,313
Other buildings and equipment	4,575	4,087	4,175

Rental expense	$92,178	$77,760	$69,796

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2006 were as follows (in thousands):

	Land, Buildings	Marine Equipment
	and Equipment	Tank Barges	Towboats	Total
2007	$3,491	$5,154	$36,248	$44,893
2008	2,859	2,009	30,643	35,511
2009	2,489	1,210	21,171	24,870
2010	2,316	986	11,241	14,543
2011	1,877	636	2,308	4,821
Thereafter	7,697	—	—	7,697

	$20,729	$9,995	$101,611	$132,335

(7)  Stock Award Plans

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004

Compensation cost	$6,816	$1,692	$661
Income tax benefit	$2,597	$645	$251

Compensation cost capitalized as part of inventory is considered immaterial.

The Company has six employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock. For all of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to February 10, 2000 are ten years and the options vest ratably over four years. Options granted on and after February 10, 2000 have terms of five years and vest ratably over three years. At December 31, 2006, 1,837,270 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)  Stock Award Plans — (Continued)

The following is a summary of the stock award activity under the employee plans described above for the years ended December 31, 2006, 2005 and 2004:

	Outstanding	Weighted
	Non-Qualified or	Average
	Nonincentive	Exercise
	Stock Awards	Price

Outstanding at December 31, 2003	4,461,790	$10.91
Granted	711,644	$16.97
Exercised	(1,164,956)	$10.29
Canceled or expired	(7,336)	$15.13

Outstanding at December 31, 2004	4,001,142	$11.98
Granted	414,500	$21.78
Exercised	(2,612,094)	$10.93
Canceled or expired	(5,336)	$15.92

Outstanding at December 31, 2005	1,798,212	$14.56
Granted	433,146	$27.17
Exercised	(1,148,719)	$12.71
Canceled or expired	(10,322)	$16.96

Outstanding at December 31, 2006	1,072,317	$18.80

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at December 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted			Weighted
		Contractual	Average	Aggregated		Average	Aggregated
	Number	Life in	Exercise	Intrinsic	Number	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Years	Price	Value	Exercisable	Price	Value

$ 8.95 — $ 9.94	63,000	1.93	$9.28		63,000	$9.28
$12.78 — $14.09	193,999	.96	$12.89		193,999	$12.89
$15.08 — $16.96	385,510	2.07	$16.93		194,702	$16.90
$20.89 — $22.05	211,400	3.15	$21.80		70,460	$21.80
$25.69 — $27.60	218,408	4.12	$27.21		—	—

$ 8.95 — $27.60	1,072,317	2.49	$18.80	$16,436,000	522,161	$15.15	$9,910,000

The Company has three director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options can be granted under two of the plans. The third plan, the 2000 Director Plan, provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan provides for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted when first elected a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)  Stock Award Plans — (Continued)

December 31, 2006, 173,690 shares were available for future grants under the nonemployee director plans. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

The following is a summary of the stock award activity under the director plans described above for the years ended December 31, 2006, 2005 and 2004:

	Outstanding	Weighted
	Non-Qualified or	Average
	Nonincentive	Exercise
	Stock Awards	Price

Outstanding at December 31, 2003	330,426	$11.71
Granted	52,738	$17.88
Exercised	(32,026)	$9.39

Outstanding at December 31, 2004	351,138	$12.75
Granted	59,650	$20.28
Exercised	(56,066)	$10.20

Outstanding at December 31, 2005	354,722	$14.02
Granted	75,496	$35.20
Exercised	(86,902)	$15.27

Outstanding at December 31, 2006	343,316	$17.81

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at December 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted			Weighted
		Contractual	Average	Aggregate		Average	Aggregate
	Number	Life in	Exercise	Intrinsic	Number	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Years	Price	Value	Exercisable	Price	Value

$ 8.53 — $ 9.94	41,692	2.18	$9.64		41,692	$9.64
$10.07 — $12.75	123,426	4.63	$11.33		123,426	$11.33
$15.74 — $20.28	112,162	6.81	$17.73		112,162	$17.73
$35.17 — $36.22	66,036	9.32	$35.20		65,026	$35.19

$ 8.53 — $36.22	343,316	5.95	$17.81	$5,604,000	342,306	$17.76	$5,605,000

The total intrinsic value of all options exercised and restricted stock vestings under all of the Company’s plans was $22,588,000, $36,241,000 and $10,413,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The actual tax benefit realized for tax deductions from stock award plans was $8,606,000, $13,808,000 and $3,968,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, there was $1,934,000 of unrecognized compensation cost related to nonvested stock options and $7,682,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately .8 years and restricted stock over approximately 2.7 years. The total fair value of shares vested was $6,356,000, $4,170,000 and $3,218,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)  Stock Award Plans — (Continued)

The weighted average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $10.18, $6.89 and $5.25 per share, respectively. The fair value of the options granted during the years ended December 31, 2006, 2005 and 2004 was $2,926,000, $1,804,000 and $3,366,000, respectively. The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Dividend yield	None	None	None
Average risk-free interest rate	4.9%	3.9%	3.9%
Stock price volatility	25%	27%	28%
Estimated option term	Four or nine years	Four or nine years	Four or nine years

(8)  Retirement Plans

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The fair value of plan assets was $97,376,000 and $90,514,000 at November 30, 2006 and 2005, respectively. As of November 30, 2006 and 2005, these assets were allocated among asset categories as follows:

			Current Minimum, Target and
Asset Category	2006	2005	Maximum Allocation Policy

Equity securities	45%	40%	40% — 45% — 70%
Debt securities	29%	33%	20% — 30% — 50%
Fund of hedge funds	15%	14%	5% — 15% — 20%
Real estate investment trusts	11%	—%	5% — 10% — 15%
Cash and cash equivalents	—%	13%	0% — 0% — 10%

	100%	100%

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

The Company assumed that plan assets would generate a long-term rate of return of 8.25% in 2006 and 8.5% in 2005. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)  Retirement Plans — (Continued)

The Company sponsors an unfunded defined benefit health care plan that provides limited postretirement medical benefits to employees who meet minimum age and service requirements, and to eligible dependents. The Plan limits cost increases in the Company’s contribution to 4% per year. The plan is contributory, with retiree contributions adjusted annually. The Company also has an unfunded defined benefit supplemental executive retirement plan (“SERP”) that was assumed in an acquisition in 1999. That plan ceased to accrue additional benefits effective January 1, 2000.

In September 2006, the FASB issued FASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) recognize in its balance sheet an asset for a defined benefit plan’s overfunded status or a liability for its underfunded status; (b) recognize changes in the funded status of a defined benefit postretirement plan that are not recognized as components of net periodic benefit cost in comprehensive income in the year in which the changes occur; and (c) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company’s fiscal year ending on December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of a Company’s fiscal year end balance sheet is effective for the Company’s fiscal year ending on December 31, 2008.

The incremental effect of adopting SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006 is as follows (in thousands):

	Before		After
	SFAS No. 158		SFAS No. 158
	Adoption	Adjustments	Adoption

Prepaid expenses and other current assets	$23,302	$(6,876)	$16,426

Total current assets	256,468	(6,876)	249,592

Other assets	42,563	(13,338)	29,225

Total assets	$1,291,333	$(20,214)	$1,271,119

Deferred income taxes	$139,891	$(13,948)	$125,943
Other long-term liabilities	17,676	16,102	33,778

Total non-current liabilities	470,103	2,154	472,257

Accumulated other comprehensive income — net	(719)	(22,368)	(23,087)

Stockholders’ equity	654,363	(22,368)	631,995

Total liabilities and stockholders’ equity	$1,291,333	$(20,214)	$1,271,119

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)  Retirement Plans — (Continued)

The Company uses a November 30 measurement date for all of its plans. The following table presents the change in benefit obligation and plan assets for the Company’s defined benefit plans and postretirement benefit plans (in thousands):

	Pension Benefits				Other Postretirement Benefits
	Pension Plan		SERP		Postretirement Welfare Plan
	2006	2005	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$102,997	$85,924	$1,912	$1,752	$7,919	$6,653
Service cost	5,556	4,606	—	—	416	351
Interest cost	6,062	5,152	102	98	404	370
Actuarial loss (gain)	2,956	9,571	(31)	166	(883)	835
Gross benefits paid	(2,382)	(2,256)	(103)	(104)	(488)	(290)
less: federal subsidy on benefits paid	—	—	—	—	17	—

Benefit obligation at end of year	$115,189	$102,997	$1,880	$1,912	$7,385	$7,919

Accumulated benefit obligation at end of year	$97,699	$89,399	$1,880	$1,912	$—	$—

Weighted-average assumption used to determine benefit obligation at end of year
Discount rate	5.7%	5.5%	5.7%	5.5%	5.7%	5.5%
Rate of compensation increase	4.0%	4.0%	—	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	9.00%	10.00%
Ultimate rate	—	—	—	—	5.00%	5.00%
Years to ultimate	—	—	—	—	2011	2011
Effect of one-percentage-point change in assumed health care cost trend rate on postretirement obligation
Increase	—	—	—	—	$306	$319
Decrease	—	—	—	—	$(269)	$(281)
Change in plan assets
Fair value of plan assets at beginning of year	$90,514	$76,446	$—	$—	$—	$—
Actual return on plan assets	9,244	4,324	—	—	—	—
Employer contribution	—	12,000	104	104	488	290
Gross benefits paid	(2,382)	(2,256)	(104)	(104)	(488)	(290)

Fair value of plan assets at end of year	$97,376	$90,514	$—	$—	$—	$—

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)  Retirement Plans — (Continued)

The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2006 and 2005 (in thousands):

					Other Postretirement
					Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2006	2005	2006	2005	2006	2005

Funded status at end of year
Fair value of plan assets	$97,376	$90,514	$—	$—	$—	$—
Benefit obligations	115,189	102,997	1,880	1,912	7,385	7,919

Funded status	(17,813)	(12,483)	(1,880)	(1,912)	(7,385)	(7,919)
Unrecognized net actuarial loss (gain)	—	40,247	—	705	—	(1,507)
Unrecognized prior service cost (credit)	—	(490)	—	—	—	361
December contributions	400	—	9	9	121	107

Amount recognized at end of year	$(17,413)	$27,274	$(1,871)	$(1,198)	$(7,264)	$(8,958)

Amounts recognized in the consolidated balance sheets
SFAS No. 158
Current liability	$—	$—	$103	$—	$435	$—
Long-term liability	(17,413)	—	1,768	—	6,829	—
SFAS No. 132
Prepaid benefit cost	—	27,274	—	—	—	—
Accrued benefit cost	—	—	—	(1,198)	—	(8,958)
Additional minimum liability	—	—	—	(714)	—	—
Accumulated other comprehensive income	—	—	—	714	—	—

Net amount recognized	$(17,413)	$27,274	$(1,871)	$(1,198)	$(7,264)	$(8,958)

Amounts recognized in accumulated other comprehensive income
Net actuarial loss (gain)	$38,028	$—	$653	$—	$(2,285)	$—
Prior service cost (credit)	(401)	—	—	—	321	—

Accumulated other compensation income	$37,627	$—	$653	$—	$(1,964)	$—

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)  Retirement Plans — (Continued)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2006 and 2005 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2006	2005	2006	2005

Projected benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$115,189	$102,997	$1,880	$1,912
Fair value of plan assets at end of year	$97,376	$90,514	$—	$—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2006 and 2005 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2006	2005	2006	2005

Accumulated benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$—	$—	$1,880	$1,912
Accumulated benefit obligation at end of year	—	—	1,880	1,912
Fair value of plan assets at end of year	—	—	—	—

The following tables presents the expected cash flows for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2006 and 2005 (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2006	2005	2006	2005	2006	2005

Expected employer contributions
First year *	$2,606	$970	$103	$103	$435	$513

*	Expected contributions reflect amounts expected to be contributed to funded plans and expected employer cash distributions for unfunded plans (in thousands).

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2006	2005	2006	2005	2006	2005

Expected benefit payments (gross)
2007	$3,280	$2,818	$103	$103	$435	$515
2008	3,576	3,169	102	103	445	528
2009	3,806	3,466	101	103	477	513
2010	4,128	3,690	100	103	486	503
2011	4,504	4,016	115	103	475	529
Next five years	28,753	25,567	647	659	3,398	2,990

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)  Retirement Plans — (Continued)

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2006	2005	2006	2005	2006	2005

Expected federal subsidy
2007	$—	$—	$—	$—	$(19)	$(24)
2008	—	—	—	—	(20)	(24)
2009	—	—	—	—	(20)	(24)
2010	—	—	—	—	(21)	(24)
2011	—	—	—	—	(22)	(24)
Next five years	—	—	—	—	(101)	(118)

The components of net periodic benefit cost for the Company’s defined benefit plans for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	Pension Benefits
	Pension Plan			SERP
	2006	2005	2004	2006	2005	2004

Components of net periodic benefit cost
Service cost	$5,556	$4,606	$4,110	$—	$—	$—
Interest cost	6,062	5,152	4,733	102	98	99
Expected return on plan assets	(7,353)	(6,395)	(5,825)	—	—	—
Amortization:
Actuarial loss	3,284	2,306	2,277	21	17	14
Prior service credit	(89)	(89)	(89)	—	—	—

Net periodic benefit cost	$7,460	$5,580	$5,206	$123	$115	$113

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.75%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are as follows (in thousands):

	Pension Benefits
	Pension Plan	SERP

Actuarial loss	$2,959	$20
Prior service credit	(89)	—

	$2,870	$20

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)  Retirement Plans — (Continued)

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	2006	2005	2004

Components of net periodic benefit cost
Service cost	$416	$351	$317
Interest cost	404	370	378
Amortization:
Actuarial gain	(105)	(143)	(139)
Prior service cost	40	40	40

Net periodic benefit cost	$755	$618	$596

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.50%	5.75%	6.00%
Health care cost trend rate
Initial rate	10.00%	6.33%	7.67%
Ultimate rate	5.00%	5.00%	5.00%
Years to ultimate	2011	2006	2006
Effect of one-percentage-point change in assumed health care cost trend rate on aggregate service and interest cost
Increase	$15	$15	$15
Decrease	$(13)	$(13)	$(14)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are as follows (in thousands):

Other Postretirement Benefits
Postretirement Welfare Plan

Actuarial gain	$(109)
Prior service cost	40

$(69)

In addition to the defined benefit plan and postretirement medical benefit plan, the Company sponsors defined contribution plans for all shore-based employees and certain vessel personnel. Maximum contributions to these plans equal the lesser of 15% of the aggregate compensation paid to all participating employees or up to 20% of each subsidiary’s earnings before federal income tax after certain adjustments for each fiscal year. The aggregate contributions to the plans were $10,842,000, $8,778,000 and $7,533,000 in 2006, 2005 and 2004, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)  Earnings Per Share of Common Stock

The following table presents the components of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share amounts):

	2006	2005	2004

Net earnings	$95,451	$68,781	$49,544

Shares outstanding:
Weighted average common stock outstanding	52,476	50,224	49,010
Effect of dilutive securities:
Employee and director common stock plans	828	1,338	1,304

	53,304	51,562	50,314

Basic earnings per share of common stock	$1.82	$1.37	$1.01

Diluted earnings per share of common stock	$1.79	$1.33	$.98

Certain outstanding options to purchase approximately 2,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2006, as such stock options would have been antidilutive. No shares were excluded in the computation of diluted earnings per share as of December 31, 2005 and 2004.

(10)  Quarterly Results (Unaudited)

The unaudited quarterly results for the year ended December 31, 2006 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Revenues	$224,903	$243,292	$264,612	$251,411
Costs and expenses	186,416	203,031	218,706	208,131
Gain on disposition of assets	157	785	255	239

Operating income	38,644	41,046	46,161	43,519
Equity in earnings of marine affiliates	466	87	88	66
Other income (expense)	142	(32)	(150)	(76)
Minority interests	(76)	(102)	(239)	(141)
Interest expense	(2,698)	(3,304)	(4,503)	(4,696)

Earnings before taxes on income	36,478	37,695	41,357	38,672
Provision for taxes on income	(13,898)	(14,362)	(15,757)	(14,734)

Net earnings	$22,580	$23,333	$25,600	$23,938

Net earnings per share of common stock:
Basic	$.43	$.44	$.49	$.46

Diluted	$.43	$.44	$.48	$.45

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)  Quarterly Results (Unaudited) — (Continued)

The unaudited quarterly results for the year ended December 31, 2005 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenues	$184,444	$199,276	$198,741	$213,261
Costs and expenses	159,053	167,368	168,793	178,364
Gain (loss) on disposition of assets	192	1,795	(24)	397

Operating income	25,583	33,703	29,924	35,294
Equity in earnings (loss) of marine affiliates	(703)	707	1,395	534
Loss on debt retirement	—	(1,144)	—	—
Other income (expense)	(103)	(133)	(144)	61
Minority interests	(213)	(267)	(299)	(290)
Interest expense	(3,146)	(3,113)	(2,997)	(3,527)

Earnings before taxes on income	21,418	29,753	27,879	32,072
Provision for taxes on income	(8,139)	(11,306)	(10,594)	(12,302)

Net earnings	$13,279	$18,447	$17,285	$19,770

Net earnings per share of common stock:
Basic	$.27	$.37	$.35	$.39

Diluted	$.26	$.36	$.34	$.38

Quarterly basic and diluted earnings per share of common stock may not total to the full year per share amounts, as the weighted average number of shares outstanding for each quarter fluctuates as a result of the assumed exercise of stock options.

(11)  Contingencies and Commitments

In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Palmer Barge Line Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study. The study has been completed and a limited scope of remediation was proposed to and accepted by the EPA. The remediation project is pending while the EPA pursues non-responsive PRPs. Based on information currently available, the Company believes its exposure is limited.

In 2004, the Company and certain subsidiaries received a Request For Information (“RFI”) from the EPA under CERCLA with respect to a Superfund site, the State Marine site, located in Port Arthur, Texas. An RFI is not a determination that a party is responsible or potentially responsible for contamination at a site, but is only a request seeking any information a party may have with respect to a site as part of an EPA investigation into such site. In July 2005, a subsidiary of the Company received a notification of potential responsibility from the EPA and a request for voluntary participation in funding potential remediation activities at the SBA Shipyards, Inc., (“SBA”) property located in Jennings, Louisiana. In prior years, SBA had provided tank barge cleaning services to the subsidiary. In July 2006, the Company received a RFI from the United States Department of Agriculture — Forest Service under

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)  Contingencies and Commitments  (Continued)

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

The Company’s diesel engine services segment is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and related parts sales in the marine, power generation and railroad markets. The marine market serves vessels powered by diesel engines utilized in the various inland and offshore marine industries, and the offshore oilfield service industry. The power generation market serves users of diesel engines that provide standby, peak and base load power generation, users of industrial gears such as cement, paper and mining industries, and provides parts for the nuclear industry. The railroad market provides parts and service for diesel-electric locomotives used by shortline, industrial, Class II and certain transit railroads.

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

The customer base includes the major industrial petrochemical and chemical manufacturers, agricultural chemical manufacturers and refining companies in the United States. Approximately 70% of the revenues from movements of such products are under long-term contracts, ranging from one year to five years, with renewal options. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 40 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. SeaRiver Maritime, Inc., the United States transportation affiliate of Exxon Mobil Corporation, accounted for 12% of the Company’s revenues in 2006, 13% in 2005 and 12% in 2004. The Dow Chemical Company (“Dow”) accounted for 11% of the Company’s revenues in 2006 and 12% in 2005 and 2004.

Major customers of the diesel engine services segment include the inland and offshore barge operators, oil service companies, offshore fishing companies, other marine transportation entities, the United States Coast Guard (“USCG”) and United States Navy, shortline railroads, industrial owners of locomotives, transit railroads and Class II railroads, and power generation, nuclear and industrial companies. The segment operates as an authorized distributor in 17 eastern states and the Caribbean, and as non-exclusive authorized service centers for Electro-Motive Diesel, Inc. (“EMD”) throughout the rest of the United States for marine and power generation applications. The railroad portion of the segment serves as the exclusive distributorship of EMD aftermarket parts sales and services to the shortline and industrial railroad market. The segment also serves as the exclusive distributor of EMD parts to the nuclear industry. The diesel engine services segment’s relationship with EMD has been maintained for 41 years. The segment also operates factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines and Allison transmissions and gears in the Gulf Coast region, as well as

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)  Contingencies and Commitments  (Continued)

an authorized marine dealer for Caterpillar in Louisiana. The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2006, 2005 and 2004.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $6,166,000 at December 31, 2006, including $5,146,000 in letters of credit and debt guarantees, and $1,020,000 in performance bonds, of which $683,000 relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)  Segment Data — (Continued)

Diesel Engine Services — Overhaul and repair of medium-speed and high-speed diesel engines, reduction gear repair, and sale of related parts and accessories for customers in the marine, power generation and railroad industries.

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, minority interests, accounting changes, and nonrecurring items. Intersegment sales for 2006, 2005 and 2004 were not significant.

The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Revenues:
Marine transportation	$807,216	$685,999	$588,828
Diesel engine services	177,002	109,723	86,491

	$984,218	$795,722	$675,319

Segment profit (loss):
Marine transportation	$153,225	$119,291	$92,535
Diesel engine services	26,374	12,874	8,388
Other	(25,397)	(21,043)	(21,014)

	$154,202	$111,122	$79,909

Total assets:
Marine transportation	$1,047,264	$928,408	$834,157
Diesel engine services	205,281	55,113	47,158
Other	18,574	42,027	23,360

	$1,271,119	$1,025,548	$904,675

Depreciation and amortization:
Marine transportation	$60,309	$54,474	$52,076
Diesel engine services	2,479	1,174	1,163
Other	1,608	1,757	1,881

	$64,396	$57,405	$55,120

Capital expenditures:
Marine transportation	$134,184	$119,857	$91,069
Diesel engine services	1,701	1,272	1,110
Other	3,244	1,154	1,425

	$139,129	$122,283	$93,604

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)  Segment Data — (Continued)

The following table presents the details of “Other” segment profit (loss) for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

General corporate expenses	$(11,665)	$(10,021)	$(7,565)
Interest expense	(15,201)	(12,783)	(13,263)
Equity in earnings of affiliates	707	1,933	1,002
Loss on debt retirement	—	(1,144)	—
Gain (loss) on disposition of assets	1,436	2,360	(299)
Minority interests	(558)	(1,069)	(542)
Other expense	(116)	(319)	(347)

	$(25,397)	$(21,043)	$(21,014)

The following table presents the details of “Other” total assets as of December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

General corporate assets	$16,310	$30,161	$11,155
Investment in affiliates	2,264	11,866	12,205

	$18,574	$42,027	$23,360

(13)  Related Party Transactions

During 2006, the Company and its subsidiaries paid Knollwood, L.L.C. (“Knollwood”), a company owned by C. Berdon Lawrence, the Chairman of the Board of the Company, $252,000 for air transportation services provided by Knollwood. Such services were in the ordinary course of business of the Company.

The Company is a 50% member of The Hollywood Camp, L.L.C. (“The Hollywood Camp”), a company that owns and operates a hunting facility used by the Company and Knollwood, which is also a 50% member. The Company uses The Hollywood Camp primarily for customer entertainment. Knollwood acts as manager of The Hollywood Camp. The Hollywood Camp allocates lease and lodging expenses to the owners based on their usage of the facilities. During 2006, the Company was billed $1,563,000 by The Hollywood Camp for its share of facility expenses.

In January 2007, 55 Waugh, LP, a partnership owned by Mr. Lawrence and his family, purchased the office building in which the Company’s headquarters are located. The Company occupies space in the building under a lease that was signed in 2005, prior to the purchase of the building by 55 Waugh, LP, and expires at the end of 2015. The average rent for the remaining term of the lease is approximately $103,000 per month.

Walter E. Johnson, a director of the Company, is a 25% limited partner in a limited partnership that owns one barge operated by a subsidiary of the Company, which owns the other 75% interest in the partnership. The partnership was entered into on October 1, 1974. In 2006, Mr. Johnson received $76,000 in distributions from the partnership. The distributions were proportionate to his interest in the partnership and were made in the ordinary course of business of the partnership.

Mr. Johnson is Chairman of Amegy Bank, N.A. (“Amegy Bank”). Amegy Bank has a 6.0% participation in the Company’s Revolving Credit Facility. As of December 31, 2006, the outstanding balance of the Revolving Credit Facility was $107,400,000, of which Amegy Bank’s participation was $6,440,000. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit and, as of December 31, 2006,

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)  Related Party Transactions — (Continued)

outstanding letters of credit were $1,294,000, of which Amegy Bank’s participation was $78,000. Amegy Bank is one of eight lenders under the Revolving Credit Facility, which was consummated in the ordinary course of business of the Company.

(14)  Subsequent Events

On January 2, 2007, the Company purchased 21 tank barges from Cypress Barge Leasing, LLC for $14,965,000 in cash. The Company had been leasing the barges since 1994 when the leases were assigned to the Company as part of the Company’s purchase of the tank barge fleet of Dow. Financing of the equipment acquisition was through the Company’s Revolving Credit Facility.

On January 3, 2007, the Company purchased the stock of Coastal Towing, Inc. (“Coastal”), the owner of 37 inland tank barges, for approximately $19,300,000 in cash, subject to post-closing working capital adjustments. The Company had been operating the Coastal tank barges since October 2002 under a barge management agreement. Financing of the acquisition was through the Company’s Revolving Credit Facility.

On February 13, 2007, the Company purchased from NAK Engineering, Inc. for a net $3,500,000 in cash, the assets and technology necessary to support the Nordberg medium-speed diesel engines used in nuclear applications. As part of the transaction, Progress Energy Carolinas, Inc. (“Progress Energy”) and Duke Energy Carolinas, LLC (“Duke Energy”) made payments to the Company for non-exclusive rights to the technology and entered into ten-year exclusive parts and service agreements with the Company. Nordberg engines are used to power emergency diesel generators used in nuclear power plants owned by Progress Energy and Duke Energy. Financing of the acquisition was through the Company’s Revolving Credit Facility.

On February 23, 2007, the Company purchased the assets of P&S Diesel Service, Inc. (“P&S”) for $1,450,000 in cash, subject to post-closing inventory adjustments. P&S was a Gulf Coast high-speed diesel engine services provider operating as a factory-authorized marine dealer for Caterpillar in Louisiana. Financing of the acquisition was through the Company’s Revolving Credit Facility.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included in Part III of this report:

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2006 and 2005.

Consolidated Statements of Earnings, for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income, for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows, for the years ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements, for the years ended December 31, 2006, 2005 and 2004.

2. Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3. Exhibits

Exhibit
Number			Description of Exhibit

3.1		—	Restated Articles of Incorporation filed June 18, 1976, with all amendments to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
3.2		—	Bylaws of the Company, as amended (incorporated by reference to Exhibit 2 of the Registrant’s July 20, 2000 Registration Statement on Form 8A (Reg. No. 01-07615)).
4.1		—	Indenture, dated as of December 2, 1994, between the Company and Texas Commerce Bank National Association Trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s 1994 Registration Statement on Form S-3 (Reg. No. 33-56195)).
4.2		—	Rights Agreement, dated as of July 18, 2000, between Kirby Corporation and Fleet National Bank, a national bank association, which includes the Form of Resolutions Establishing Designations, Preference and Rights of Series A Junior Participating Preferred Stock of Kirby Corporation, the form of Rights Certificate and the Summary of Rights (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 18, 2000).
4	.3*	—	Amendment to Rights Agreement dated as of April 30, 2002.
4.4		—	Amendment No. 2 to Rights Agreement dated as of January 24, 2006 between Kirby Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Registration’s Current Report on Form 8-K dated January 24, 2006).
4.5		—	Master Note Purchase Agreement dated as of February 15, 2003 among the Company and the Purchasers named therein (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.6		—	First Supplement to Note Purchase Agreement dated as of May 31, 2005 among Kirby Corporation and the Purchasers named therein (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated May 31, 2005).
10.1		—	Indemnification Agreement, dated April 29, 1986, between the Company and each of its Directors and certain key employees (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).
10	.2†	—	1989 Employee Stock Option Plan for the Company, as amended (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989).

Exhibit
Number			Description of Exhibit

10	.3†	—	1989 Director Stock Option Plan for the Company, as amended (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989).
10	.4†	—	Deferred Compensation Agreement dated August 12, 1985 between Dixie Carriers, Inc., and J. H. Pyne (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).
10	.5†	—	1994 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
10	.6†	—	1994 Nonemployee Director Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
10	.7†	—	Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.8†	—	Amendment to 1989 Director Stock Option Plan for Kirby Exploration Company, Inc. (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
10.9		—	Distribution Agreement, dated December 2, 1994, by and among Kirby Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Brothers Inc, and Wertheim Schroder & Co. Incorporated (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated December 9, 1994).
10	.10†	—	1996 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
10	.11†	—	Amendment No. 1 to the 1994 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
10	.12†	—	2001 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
10	.13†*	—	2002 Stock and Incentive Plan.
10	.14†*	—	Annual Incentive Plan Guidelines for the 2007 Plan year.
10	.15†*	—	2000 Nonemployee Director Stock Option Plan.
10	.16†*	—	2005 Stock and Incentive Plan.
10	.17†	—	Form of Nonincentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).
10	.18†	—	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).
10	.19†	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).
10.20		—	Stock Purchase Agreement, dated May 3, 2006, among Marine Systems, Inc., the Stockholders of Global Power Holding Company as the Sellers and Global Power Holding Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10	.21†	—	Nonemployee Director Compensation Program (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.22		—	Amended and Restated Credit Agreement, dated June 14, 2006 among Kirby Corporation, JPMorgan Chase Bank, N.A. as Fund Administrator, Issuer and Administration Agent, and the banks named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated June 14, 2006).
21	.1*	—	Principal Subsidiaries of the Registrant.
23	.1*	—	Independent Registered Public Accountants’ Consent.

Exhibit
Number			Description of Exhibit

31	.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31	.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32	*	—	Certification Pursuant to 13 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith

†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kirby Corporation
(Registrant)

By:	/s/ Norman W. Nolen
Norman W. Nolen
Executive Vice President, Treasurer
and Chief Financial Officer

Dated: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ C. Berdon Lawrence C. Berdon Lawrence	Chairman of the Board and Director of the Company	February 28, 2007

/s/ Joseph H. Pyne Joseph H. Pyne	President, Director of the Company and Principal Executive Officer	February 28, 2007

/s/ Norman W. Nolen Norman W. Nolen	Executive Vice President, Treasurer, Assistant Secretary of the Company and Principal Financial Officer	February 28, 2007

/s/ Ronald A. Dragg Ronald A. Dragg	Vice President and Controller of the Company	February 28, 2007

/s/ C. Sean Day C. Sean Day	Director of the Company	February 28, 2007

/s/ Bob G. Gower Bob G. Gower	Director of the Company	February 28, 2007

/s/ Walter E. Johnson Walter E. Johnson	Director of the Company	February 28, 2007

/s/ William M. Lamont, Jr. William M. Lamont, Jr.	Director of the Company	February 28, 2007

/s/ David L. Lemmon David L. Lemmon	Director of the Company	February 28, 2007

/s/ Monte J. Miller Monte J. Miller	Director of the Company	February 28, 2007

/s/ George A. Peterkin, Jr. George A. Peterkin, Jr.	Director of the Company	February 28, 2007

EXHIBIT INDEX

Exhibit
Number			Description of Exhibit

4	.3*	—	Amendment to Rights Agreement dated as of April 30, 2002.
10	.13†*	—	2002 Stock and Incentive Plan.
10	.14†*	—	Annual Incentive Plan Guidelines for the 2007 Plan year.
10	.15†*	—	2000 Nonemployee Director Stock Option Plan.
10	.16†*	—	2005 Stock and Incentive Plan.
21	.1*	—	Principal Subsidiaries of the Registrant.
23	.1*	—	Independent Registered Public Accountants’ Consent.
31	.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31	.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32	*	—	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract, compensatory plan or arrangement.