Form 10-Q
period 2007-03-31
KIRBY CORP
filed 2007-05-04
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on May 4, 2007 was 53,302,000.

Part I Financial Information

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31,	December 31,
	2007	2006
	($ in thousands)
Current assets:
Cash and cash equivalents	$2,769	$2,653
Accounts receivable:
Trade - less allowance for doubtful accounts	171,072	162,809
Other	18,319	20,850
Inventory - finished goods	41,498	41,777
Prepaid expenses and other current assets	14,779	16,426
Deferred income taxes	4,966	5,077

Total current assets	253,403	249,592

Property and equipment	1,375,635	1,280,680
Less accumulated depreciation	527,854	514,074

	847,781	766,606

Investment in marine affiliates	2,409	2,264
Goodwill - net	225,284	223,432
Other assets	30,720	29,225

	$1,359,597	$1,271,119

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2007	2006
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$949	$844
Income taxes payable	13,191	3,016
Accounts payable	86,273	88,213
Accrued liabilities	67,181	69,782
Deferred revenues	5,110	5,012

Total current liabilities	172,704	166,867

Long-term debt - less current portion	359,625	309,518
Deferred income taxes	129,330	125,943
Minority interests	2,848	3,018
Other long-term liabilities	34,045	33,778

	525,848	472,257

Contingencies and commitments	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 57,337,000 shares	5,734	5,734
Additional paid-in capital	208,315	208,032
Accumulated other comprehensive income - net	(23,133)	(23,087)
Retained earnings	548,773	524,351
	739,689	715,030
Less cost of 4,096,000 shares in treasury (4,354,000 at December 31, 2006)	78,644	83,035

	661,045	631,995

	$1,359,597	$1,271,119

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
	March 31,
	2007	2006 As Adjusted
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$209,065	$189,383
Diesel engine services	65,146	35,520

	274,211	224,903
Costs and expenses:
Costs of sales and operating expenses	175,599	144,490
Selling, general and administrative	30,506	23,761
Taxes, other than on income	3,134	3,187
Depreciation and amortization	19,587	15,090
Loss (gain) on disposition of assets	499	(157)

	229,325	186,371

Operating income	44,886	38,532
Equity in earnings of marine affiliates	98	466
Other income (expense)	(248)	66
Interest expense	(5,154)	(2,698)

Earnings before taxes on income	39,582	36,366
Provision for taxes on income	(15,160)	(13,855)

Net earnings	$24,422	$22,511

Net earnings per share of common stock:
Basic	$.46	$.43
Diluted	$.46	$.42

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2007	2006 As Adjusted
	($ in thousands)
Cash flows from operating activities:
Net earnings	$24,422	$22,511
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	19,587	15,090
Deferred income taxes	1,041	20
Equity in earnings of marine affiliates	(98)	(466)
Amortization of unearned compensation	1,320	1,430
Other	741	(82)
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	127	(7,197)
Net cash provided by operating activities	47,140	31,306

Cash flows from investing activities:
Capital expenditures	(53,649)	(21,626)
Acquisitions of business and marine equipment, net of cash acquired	(47,317)	(15,505)
Proceeds from disposition of assets	527	463
Other	(45)	(1,001)
Net cash used in investing activities	(100,484)	(37,669)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	49,200	—
Borrowings (payments) on long-term debt, net	978	(23)
Proceeds from exercise of stock options	1,662	7,169
Tax benefit from equity compensation plans	1,911	3,377
Other	(291)	1,173
Net cash provided by financing activities	53,460	11,696
Increase in cash and cash equivalents	116	5,333

Cash and cash equivalents, beginning of year	2,653	17,838
Cash and cash equivalents, end of period	$2,769	$23,171

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$5,003	$3,225
Income taxes	$137	$2,933
Non-cash investing activity:
Accrued payable for working capital adjustment related to acquisitions	$264	$735

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007 and December 31, 2006, and the results of operations for the three months ended March 31, 2007 and 2006.

(1)	BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

(2)	ACCOUNTING ADOPTIONS

Accounting for Planned Major Maintenance Activities

Effective January 1, 2007, the Company transitioned to the direct expense method of accounting for planned major maintenance on its marine transportation equipment. Previously, the Company used the accrue-in-advance method of accounting for planned major maintenance activities in its interim reporting periods. Issued in September 2006, Financial Accounting Standards Board (“FASB”) Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” prohibits the accrue-in-advance method in interim and annual financial reporting periods because an obligation has not occurred and therefore a liability should not be recognized. This change was applied retrospectively for all consolidated financial statements presented. The change had no impact on the annual consolidated financial statements but did result in the adjustment of prior year interim unaudited condensed financial statements. The effect of adopting AUG AIR-1 on individual line items in the condensed statement of earnings for the three months ended March 31, 2006 is as follows (in thousands, except per share amounts):

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(2)	ACCOUNTING ADOPTIONS - (Continued)

	Before AUG AIR-1 Adoption	Adjustments	After AUG AIR-1 Adoption

Costs of sales and operating expenses	$144,378	$112	$144,490
Total costs and expenses	186,259	112	186,371
Operating income	38,644	(112)	38,532
Earnings before taxes on income	36,478	(112)	36,366
Provision for taxes on income	(13,898)	43	(13,855)
Net earnings	$22,580	$(69)	$22,511

Net earnings per share of common stock:
Basic	$.43	$-	$.43
Diluted	$.43	$(.01)	$.42

The effect of adopting AUG AIR-1 on individual line items in the condensed statement of cash flows for the three months ended March 31, 2006 is as follows (in thousands):

	Before AUG AIR-1 Adoption	Adjustments	After AUG AIR-1 Adoption

Net earnings	$22,580	$(69)	$22,511
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	(7,266)	69	(7,197)

Accounting for Uncertainty in Income Taxes

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”) was issued. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN No. 48 effective January 1, 2007 with no effect on the Company’s financial position or results of operations.

As of January 1, 2007, the Company has provided a liability of approximately $3,400,000 for unrecognized tax benefits related to various income tax issues which includes approximately $1,300,000 of interest and penalties. The amount that would impact the Company’s effective tax rate, if recognized, is $2,200,000, with the difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate being primarily related to the federal tax benefit of state income tax items. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(2)	ACCOUNTING ADOPTIONS - (Continued)

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the 2002 through 2006 tax years. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the 2000 through 2006 tax years. It is not reasonably possible to determine if the liability for unrecognized tax benefits will significantly change prior to March 31, 2008 due to the uncertainty of possible examination results.

(3)	ACQUISITIONS

On February 23, 2007, the Company purchased the assets of P&S Diesel Service, Inc. (“P&S”) for $1,450,000 in cash, subject to post-closing inventory adjustments. P&S was a Gulf Coast high-speed diesel engine services provider operating as a factory-authorized marine dealer for Caterpillar in Louisiana. Financing of the acquisition was through the Company’s revolving credit facility.

On February 13, 2007, the Company purchased from NAK Engineering, Inc. (“NAK”) for a net $3,500,000 in cash, the assets and technology to support the Nordberg medium-speed diesel engines used in nuclear applications. As part of the transaction, Progress Energy Carolinas, Inc. (“Progress Energy”) and Duke Energy Carolinas, LLC (“Duke Energy”) made payments to the Company for non-exclusive rights to the technology and entered into ten-year exclusive parts and service agreements with the Company. Nordberg engines are used to power emergency diesel generators used in nuclear power plants owned by Progress Energy and Duke Energy. Financing of the acquisition was through the Company’s revolving credit facility.

On January 3, 2007, the Company purchased the stock of Coastal Towing, Inc. (“Coastal”), the owner of 37 inland tank barges, for $19,306,000 in cash, subject to post-closing working capital adjustments. The Company had been operating the Coastal tank barges since October 2002 under a barge management agreement. Financing of the acquisition was through the Company’s revolving credit facility.

On January 2, 2007, the Company purchased 21 tank barges from Cypress Barge Leasing, LLC (“Cypress”) for $14,965,000 in cash. The Company had been leasing the barges since 1994 when the leases were assigned to the Company as part of the Company’s purchase of the tank barge fleet of The Dow Chemical Company (“Dow”). Financing of the equipment acquisition was through the Company’s revolving credit facility.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(3)	ACQUISITIONS - (Continued)

On July 24, 2006, the Company signed an agreement to purchase the assets of Capital Towing Company (“Capital”), consisting of 11 towboats, for $15,000,000 in cash. The Company purchased nine of the towboats during 2006 for $13,299,000 and the purchases were financed through the Company’s revolving credit facility. The remaining two towboats will be purchased in 2007 upon the expiration of their present charters with unrelated companies, and will also be financed through the Company’s revolving credit facility. The Company and Capital entered into a vessel operating agreement whereby Capital will continue to crew and operate the towboats for the Company.

On July 21, 2006, the Company purchased the assets of Marine Engine Specialists, Inc. (“MES”) for $6,863,000 in cash. MES was a Gulf Coast high-speed diesel engine services provider, operating a factory-authorized full service dealership for John Deere, as well as a service provider for Detroit Diesel. Financing of the acquisition was through the Company’s revolving credit facility.

On June 7, 2006, the Company purchased the stock of Global Power Holding Company, a privately held company that owned all of the outstanding equity of Global Power Systems, L.L.C. (“Global”). The Company purchased Global for an aggregate consideration of $101,720,000, consisting of $98,657,000 in cash, the assumption of $2,625,000 of debt and $438,000 of merger costs. Global was a Gulf Coast high-speed diesel engine services provider, operating factory-authorized marine market dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines, and Allison transmissions, as well as an authorized marine dealer for Caterpillar in Louisiana. As a result of the acquisition, the Company recorded $55,671,000 of goodwill and $16,292,000 of intangibles. The intangibles have a weighted average amortization period of approximately 16 years. Financing of the cash portion of the acquisition was through a combination of existing cash and the Company’s revolving credit facility.

On April 5, 2006, the Company purchased Gulf Coast Fire & Safety Service Co. (“Gulf Coast Fire & Safety”) for $1,008,000 in cash. Gulf Coast Fire & Safety provided sales and rental of equipment and various technical services related to fire suppression and protection, and is part of Kirby Logistics Management Division (“KLM”), the Company’s shore tankering and in-plant operations group. Financing of the acquisition was through the Company’s operating cash flows. During the 2007 first quarter, the Company ended its third party fire suppression and protection operations and will provide internal services exclusively.

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

Effective January 1, 2006, the Company acquired an additional one-third interest in Osprey Line, L.L.C. (“Osprey”), increasing the Company’s ownership to a two-thirds interest. Osprey, formed in 2000, operates a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(4)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans was $1,320,000 and $1,430,000 for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the statement of earnings for stock awards was $506,000 and $545,000 for the three months ended March 31, 2007 and 2006, respectively. Compensation cost capitalized as part of inventory is considered immaterial.

The Company has six employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock. For all of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to February 10, 2000 are ten years and vest ratably over four years. Options granted on and after February 10, 2000 have terms of five years and vest ratably over three years. At March 31, 2007, 1,487,890 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

The following is a summary of the stock award activity under the employee plans described above for the three months ended March 31, 2007:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2006	1,072,317	$18.80
Granted	349,380	$35.69
Exercised	(220,921)	$14.61
Outstanding March 31, 2007	1,200,776	$21.47

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at March 31, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$ 8.95 - $ 9.94	63,000	1.69	$9.28		63,000	$9.28
$12.78 - $16.96	530,202	1.53	$15.67		530,202	$15.67
$20.89 - $22.05	211,400	2.90	$21.80		140,928	$21.80
$25.69 - $27.60	218,408	3.87	$27.21		72,796	$27.21
$35.66 - $36.94	177,766	4.83	$35.69		—	—
$ 8.95 - $36.94	1,200,776	2.70	$21.47	$16,217,000	806,926	$17.28	$14,282,000

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(4)	STOCK AWARD PLANS - (Continued)

The Company has three director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options can be granted under two of the plans. The third plan, the 2000 Director Plan, provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan provides for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted when first elected as a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At March 31, 2007, 173,690 shares were available for future grants under the nonemployee director plans. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

The following is a summary of the stock award activity under the director plans described above for the three months ended March 31, 2007:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2006	343,316	$17.81
Exercised	(67,974)	$13.86
Outstanding March 31, 2007	275,342	$18.78

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at March 31, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$ 8.53 - $ 9.94	31,128	1.89	$9.71		31,128	$9.71
$10.07 - $12.75	94,736	4.38	$11.31		94,736	$11.31
$15.74 - $20.28	83,442	6.50	$17.66		83,442	$17.66
$35.17 - $36.22	66,036	9.07	$35.20		66,036	$35.20
$ 8.53 - $36.22	275,342	5.88	$18.78	$4,460,000	275,342	$18.78	$4,460,000

The total intrinsic value of all options exercised and restricted stock vestings under all of the Company’s plans was $6,781,000 and $11,140,000 for the three months ended March 31, 2007 and 2006, respectively. The actual tax benefit realized for tax deductions from stock award plans was $2,597,000 and $4,244,000 for the three months ended March 31, 2007 and 2006, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(4)	STOCK AWARD PLANS - (Continued)

As of March 31, 2007, there was $3,351,000 of unrecognized compensation cost related to nonvested stock options and $13,055,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.3 years and restricted stock over approximately 3.0 years. The total fair value of shares vested was $6,375,000 and $4,607,000 during the three months ended March 31, 2007 and 2006, respectively.

The weighted average fair value of options granted during the three months ended March 31, 2007 and 2006 was $10.73 and $8.34 per share, respectively. The fair value of the options granted during the three months ended March 31, 2007 and 2006 was $1,908,000 and $1,889,000, respectively. The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the three months ended March 31, 2007 and 2006 were as follows:

	Three months ended March 31,
	2007	2006
Dividend yield	None	None
Average risk-free interest rate	4.8%	4.7%
Stock price volatility	25%	25%
Estimated option term	Four or nine years	Four or nine years

(5)	COMPREHENSIVE INCOME

The Company’s total comprehensive income for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three months ended March 31,
	2007	2006 As Adjusted

Net earnings	$24,422	$22,511
Pension and postretirement benefit adjustments, net of tax	435	-
Change in fair value of derivative financial instruments, net of tax	(481)	1,851
Total comprehensive income	$24,376	$24,362

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(6)	SEGMENT DATA

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

Diesel Engine Services - Overhaul and repair of medium-speed and high-speed diesel engines, reduction gear repair, and sale of related parts and accessories for customers in the marine, power generation and railroad industries.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months ended March 31, 2007 and 2006 and total assets as of March 31, 2007 and December 31, 2006 (in thousands):

	Three months ended March 31,
	2007	2006 As Adjusted

Revenues:
Marine transportation	$209,065	$189,383
Diesel engine services	65,146	35,520
	$274,211	$224,903

Segment profit (loss):
Marine transportation	$38,561	$34,829
Diesel engine services	9,897	5,765
Other	(8,876)	(4,228)
	$39,582	$36,366

	March 31,	December 31,
	2007	2006
Total assets:
Marine transportation	$1,123,740	$1,047,264
Diesel engine services	219,677	205,281
Other	16,180	18,574
	$1,359,597	$1,271,119

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(6)	SEGMENT DATA - (Continued)

The following table presents the details of “Other” segment profit (loss) for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,
	2007	2006

General corporate expenses	$(3,073)	$(2,219)
Gain (loss) on disposition of assets	(499)	157
Interest expense	(5,154)	(2,698)
Equity in earnings of marine affiliates	98	466
Other income (expense)	(248)	66
	$(8,876)	$(4,228)

The following table presents the details of “Other” total assets as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

General corporate assets	$13,771	$16,310
Investment in marine affiliates	2,409	2,264
	$16,180	$18,574

(7)	TAXES ON INCOME

Earnings before taxes on income and details of the provision (credit) for taxes on income for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three months ended
	March 31,
	2007	2006 As Adjusted

Earnings before taxes on income - United States	$39,582	$36,366

Provision (credit) for taxes on income:
Federal
Current	$12,496	$12,519
Deferred	1,041	(46)
State and local	1,623	1,382
	$15,160	$13,855

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(8)	EARNINGS PER SHARE OF COMMON STOCK

The following table presents the components of basic and diluted earnings per share of common stock for the three months ended March 31, 2007 and 2006 (in thousands, except per share amounts):

	Three months ended
	March 31,
	2007	2006 As Adjusted

Net earnings	$24,422	$22,511

Shares outstanding:
Weighted average common stock outstanding	52,713	52,050
Effect of dilutive securities:
Employee and director common stock plans	878	952
	53,591	53,002

Basic earnings per share of common stock	$.46	$.43
Diluted earnings per share of common stock	$.46	$.42

Certain outstanding options to purchase approximately 178,000 and 112,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2007 and 2006, respectively, as such stock options would have been antidilutive.

(9)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consists primarily of equity and fixed income securities.

The Company’s pension plan funding strategy is to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an Accumulated Benefit Obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making the prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to contribute between $1,000,000 and $5,000,000 to its pension plan in December 2007 to fund its 2007 pension plan obligations. As of March 31, 2007, no 2007 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended March 31,		Three months ended March 31,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$1,491	$1,346	$—	$—
Interest cost	1,703	1,474	26	24
Expected return on plan assets	(1,923)	(1,841)	—	—
Amortization:
Actuarial loss	740	756	5	5
Prior service credit	(22)	(22)	—	—
Net periodic benefit cost	$1,989	$1,713	$31	$29

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three months ended March 31,
	2007	2006
Components of net periodic benefit cost:
Service cost	$124	$98
Interest cost	114	110
Amortization:
Actuarial gain	(28)	(6)
Prior service credit	10	5
Net periodic benefit cost	$220	$207

(10)	CONTINGENCIES

The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $6,209,000 at March 31, 2007, including $5,189,000 in letters of credit and debt guarantees, and $1,020,000 in performance bonds, of which $683,000 relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, fog and ice, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s annual report on Form 10-K for the year ended December 31, 2006. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

On April 25, 2006, the Board of Directors declared a two-for-one stock split of the Company’s common stock. Stockholders of record on May 10, 2006 received one additional share of common stock for each share of common stock held on that day, with a distribution date of May 31, 2006. All references to number of shares and per share information in this discussion have been adjusted to reflect the stock split.

For purposes of the Management’s Discussion, all earnings per share are “Diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the first quarter of 2007 and 2006 were 53,591,000 and 53,002,000, respectively. The increase in the weighted average number of common shares for the 2007 first quarter compared with the 2006 first quarter primarily reflected the issuance of restricted stock and the exercise of stock options, partially offset by common stock repurchases in the third quarter of 2006.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 913 active tank barges and 248 towing vessels. The Company uses the inland waterway system of the United States to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.

For the 2007 first quarter, the Company reported net earnings of $24,422,000, or $.46 per share, on revenues of $274,211,000, compared with 2006 first quarter net earnings of $22,511,000, or $.42 per share, on revenues of $224,903,000. The 2007 first quarter performance reflected continued strong petrochemical and black oil products demand in its marine transportation segment, expected first quarter winter weather conditions and the favorable impact of contract rate increases during 2006 and the 2007 first quarter, as well as higher spot market prices.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The diesel engine services segment also performed at strong levels in the 2007 first quarter, reflecting the accretive acquisitions of Global in June 2006 and MES in July 2006, as well as continued strong in-house and in-field service activity and direct parts sales in its marine, power generation and railroad markets. In addition, the segment benefited from higher service rates and parts pricing implemented during 2006 and in the 2007 first quarter.

Marine Transportation

For the 2007 first quarter, approximately 76% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies in the United States. Products transported include raw materials for many of the end products used widely by businesses and consumers every day - plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company’s business tends to mirror the general performance of the United States economy and the performance of the Company’s customer base. The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first quarter of 2007, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2007 First Qtr. Revenue Distribution	Products Moved	Drivers
Petrochemicals	67%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Housing, Consumer Goods, Clothing, Automobiles

Black Oil Products	20%	Residual Fuel Oil, No. 6 Fuel Oil, Coker Feedstocks, Vacuum Gas Oil, Asphalt, Boiler Fuel, Crude Oil, Ship Bunkers	Road Construction, Refinery Utilization, Fuel for Power Plants and Ships

Refined Petroleum Products	10%	Gasoline Blends, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	3%	Anhydrous Ammonia, Nitrogen- Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

The Company’s marine transportation segment’s revenue and operating income for the 2007 first quarter increased 10% and 11%, respectively, when compared with the first quarter of 2006. The petrochemical market is the Company’s largest market, contributing 67% of the marine transportation revenue for the 2007 first quarter. During the first quarter, the demand for the movement of petrochemicals remained strong, with term contract customers continuing to operate their plants and facilities at high utilization rates, resulting in high tank barge utilization. The black oil products market contributed 20% of first quarter 2007 marine transportation revenue. This market also remained strong as refineries continued to operate at close to full capacity, generating high demand for the transportation of heavier residual oil by-products. Refined petroleum products contributed 10% of 2007 first quarter marine transportation revenue, experiencing strong demand for the movement of products from the Gulf Coast to the Midwest. The agricultural chemical market, which contributed 3% of 2007 first quarter marine transportation revenue, was seasonally weak during January and February and increased in March, corresponding with the spring planting season.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

During the 2007 first quarter, approximately 75% of the marine transportation revenues were under term contracts and 25% were spot market revenues. Rate renewals under term contracts, net of fuel, increased during the 2007 first quarter in the 6% to 8% average range, with some contracts increasing by a higher percentage and some by a lower percentage. Effective January 1, 2007, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts by 4% to 5%. For the 2007 first quarter, spot market rates, which include the cost of fuel, increased over 20% compared with the 2006 first quarter.

The average cost per gallon of diesel fuel consumed for the 2007 first quarter was $1.71 compared with $1.84 for the first quarter of 2006. The Company adjusts contract rates for fuel on either a monthly or quarterly basis, depending on the specific contract. Spot market contracts do not have escalators for fuel.

Navigational delays for the 2007 first quarter were 2,600 days, an increase of 5% compared with 2,471 delay days recorded in the 2006 first quarter. Delay days measure the lost time incurred by a tow (towboat and one or more barges) during transit. The measure includes transit delays caused by weather, lock congestion or closure and other navigational factors. The 5% increase reflected more normal 2007 winter weather conditions compared with unusually favorable winter weather conditions during the 2006 first quarter.

The marine transportation operating margin for the 2007 first quarter was 18.4%, the same as the 2006 first quarter. Both quarters reflected continued strong demand, contract and spot market rate increases, and annual escalators on a number of multi-year contracts.

Diesel Engine Services

For the 2007 first quarter, approximately 24% of the Company’s revenue was generated by its diesel engine services segment, of which 66% was generated through service and 34% from direct parts sales. The results of the diesel engine services segment are largely influenced by the economic cycles of the industries it serves. The following table shows the markets serviced by the Company, the revenue distribution for the first quarter of 2007 and the customers for each market:

Markets Serviced	2007 First Qtr. Revenue Distribution	Customers
Marine	76%	Inland River Carriers - Dry and Liquid, Offshore Towing - Dry and Liquid, Offshore Oilfield Services - Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers

Power Generation	14%	Standby Power Generation, Pumping Stations

Railroad	10%	Passenger (Transit Systems), Class II Shortline, Industrial

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The Company’s diesel engine services segment’s 2007 first quarter revenue and operating income increased 83% and 72%, respectively, compared with the first quarter of 2006. The results were positively impacted by the accretive acquisitions of Global, MES and P&S, as well as from continued strong in-house and in-field service activity and direct parts sales in the majority of its markets, higher labor utilization, and higher service rates and parts pricing implemented during 2006 and in the 2007 first quarter.

The diesel engine services segment’s operating margin for the 2007 first quarter was 15.2% compared with 16.2% for the first quarter of 2006. The lower 2007 first quarter operating margin reflected the timing differences between wage increases effective January 1, 2007 and pricing increases in February and March 2007, and the sale of engines which earned a lower operating margin.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2007 first quarter, with net cash provided from operations of $47,140,000, a 51% increase when compared with net cash provided from operations for the 2006 first quarter of $31,306,000. In addition, during the 2007 and 2006 first three months, the Company generated cash of $1,662,000 and $7,169,000, respectively, from the exercise of stock options. The cash, and borrowings under the revolving credit facility, were used for capital expenditures of $53,649,000, including $31,413,000 for new tank barge and towboat construction and $22,236,000 primarily for upgrading the existing marine transportation fleet, and $47,317,000 for the acquisitions of Cypress, Coastal, P&S, the Nordberg engine assets and technology, seven tank barges from Shipyard, and the purchase of one towboat. The Company’s debt-to-capitalization ratio increased to 35.3% at March 31, 2007 from 32.9% at December 31, 2006, primarily due to borrowings under the Company’s revolving credit facility to finance the acquisitions and capital expenditures noted above.

During 2005 and 2006, the Company entered into contracts for the construction of twenty-three 30,000 barrel tank barges at a cost of approximately $46,400,000 and two 10,000 barrel specialty tank barges at a cost of approximately $2,600,000. Fifteen of the 30,000 barrel barges represent additional capacity and eight are replacement barges for older barges removed from service. The two 10,000 barrel barges are additional capacity. The Company took delivery of 19 of the twenty-three 30,000 barrel barges during 2006, with the remaining four scheduled for delivery in the 2007 second and third quarters. The 10,000 barrel barges were placed in service in the 2007 first quarter.

During 2005, the Company entered into a contract for the construction of four 2100 horsepower towboats at a cost of approximately $13,000,000. One towboat was placed in service in the fourth quarter of 2006, one in the first quarter of 2007 and the remaining two are scheduled for delivery in the 2007 second quarter.

During 2006, the Company entered into contracts for the construction of twenty 30,000 barrel tank barges at a cost of approximately $43,000,000 and six 10,000 barrel tank barges at a cost of approximately $7,700,000. Fourteen of the new 30,000 barrel tank barges will be additional capacity and six will be replacement barges for older barges removed from service. The six 10,000 barrel barges will be additional capacity and are scheduled to be delivered over the last nine months of 2007. The Company took delivery of nine of the 30,000 barrel barges during the 2007 first quarter, with the remaining eleven scheduled for delivery in the last nine months of 2007 and during 2008.

In 2006, the Company entered into a contract for the construction of four 1800 horsepower towboats at a cost of approximately $13,000,000. Delivery is scheduled for the 2007 second half.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

In February 2007, the Company entered into a contract for the construction of a 30,000 barrel tank barge at a cost of approximately $2,800,000. Delivery is scheduled for the 2007 fourth quarter.

In March 2007, the Company entered into a contract for the construction of four 1800 horsepower towboats at a cost of approximately $13,600,000. Delivery is scheduled for the 2008 first nine months.

The Company projects that capital expenditures for 2007 will be in the $135,000,000 to $145,000,000 range, including approximately $65,000,000 for new tank barge and towboat construction.

The Company’s strong cash flow and unutilized loan facilities position the Company to take advantage of internal and external growth opportunities in its marine transportation and diesel engine services segments. The marine transportation segment’s external growth opportunities include potential acquisitions of independent inland tank barge operators and captive fleet owners seeking to outsource tank barge requirements. Increasing the fleet size would allow the Company to improve asset utilization through more backhaul opportunities, faster barge turnarounds, more efficient use of horsepower, barges positioned closer to cargos, lower incremental costs due to enhanced purchasing power, minimal incremental administrative staff and less cleaning due to operating more barges with compatible prior cargoes. The diesel engine services segment’s external growth opportunities include further consolidation of strategically located diesel service providers, and expanded service capability for other engine and marine gear related products.

The Company anticipates that for the remainder of 2007, the United States and global economies will remain stable with continued strong demand for the transportation services of the marine transportation segment, as well as continued strong service activity and direct parts sales for the diesel engine services segment.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Acquisitions

On February 23, 2007, the Company purchased the assets of P&S for $1,450,000 in cash, subject to post-closing inventory adjustments. P&S was a Gulf Coast high-speed diesel engine services provider operating as a factory-authorized marine dealer for Caterpillar in Louisiana.

On February 13, 2007, the Company purchased from NAK for a net $3,500,000 in cash, the assets and technology to support the Nordberg medium-speed diesel engines used in nuclear applications. As part of the transaction, Progress Energy and Duke Energy made payments to the Company for non-exclusive rights to the technology and entered into ten-year exclusive parts and service agreements with the Company. Nordberg engines are used to power emergency diesel generators used in nuclear power plants owned by Progress Energy and Duke Energy.

On January 3, 2007, the Company purchased the stock of Coastal, the owner of 37 inland tank barges, for $19,306,000 in cash, subject to post-closing working capital adjustments. The Company had been operating the Coastal tank barges since October 2002 under a barge management agreement.

On January 2, 2007, the Company purchased 21 tank barges from Cypress for $14,965,000 in cash. The Company had been leasing the barges since 1994 when the leases were assigned to the Company as part of the Company’s purchase of the tank barge fleet of Dow.

On October 4, 2006, the Company signed agreements to purchase 11 inland tank barges from Midland and Shipyard for $10,600,000 in cash. The Company purchased four of the barges during 2006 for $3,300,000 and the remaining seven barges on February 15, 2007 for $7,300,000. The Company had been leasing the barges from Midland and Shipyard prior to their purchase.

On July 24, 2006, the Company signed an agreement to purchase the assets of Capital, consisting of 11 towboats, for $15,000,000 in cash. The Company purchased nine of the towboats during 2006 for $13,299,000. The remaining two towboats will be purchased in 2007 upon the expiration of their present charters with unrelated companies. The Company and Capital entered into a vessel operating agreement whereby Capital will continue to crew and operate the towboats for the Company.

On July 21, 2006, the Company purchased the assets of MES for $6,863,000 in cash. MES was a Gulf Coast high-speed diesel engine services provider, operating a factory-authorized full service dealership for John Deere, as well as a service provider for Detroit Diesel.

On June 7, 2006, the Company purchased the stock of Global for an aggregate consideration of $101,720,000, consisting of $98,657,000 in cash, the assumption of $2,625,000 of debt and $438,000 of merger costs. Global was a Gulf Coast high-speed diesel engine services provider, operating factory-authorized marine market dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines, and Allison transmissions, as well as an authorized marine dealer for Caterpillar in Louisiana.

On April 5, 2006, the Company purchased Gulf Coast Fire & Safety for $1,008,000 in cash. Gulf Coast Fire & Safety provided sales and rental of equipment and various technical services related to fire suppression and protection, and is part of KLM, the Company’s shore tankering and in-plant operations group. During the 2007 first quarter, the Company ended its third party fire suppression and protection operations and will provide internal services exclusively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

On March 1, 2006, the Company purchased from PFC the remaining 65% interest in Dixie Fuels for $15,818,000 in cash. The Dixie Fuels partnership, formed in 1977, was 65% owned by PFC and 35% owned by the Company. As part of the transaction, the Company extended the expiration date of its marine transportation contract with PFC from 2008 to 2010.

Effective January 1, 2006, the Company acquired an additional one-third interest in Osprey, increasing the Company’s ownership to a two-thirds interest. Osprey, formed in 2000, operates a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River.

Results of Operations

The Company reported first quarter 2007 net earnings of $24,422,000, or $.46 per share, on revenues of $274,211,000, compared with 2006 first quarter net earnings of $22,511,000, or $.42 per share, on revenues of $224,903,000.

Marine transportation revenues for the 2007 first quarter were $209,065,000, or 76% of total revenues, compared with $189,383,000, or 84% of total revenues for the 2006 first quarter. Diesel engine services revenues for the 2007 first quarter were $65,146,000, or 24% of total revenues, compared with $35,520,000, or 16% of total revenues for the 2006 first quarter.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of March 31, 2007, the Company operated 913 active inland tank barges, with a total capacity of 17.3 million barrels, compared with 893 active inland tank barges at March 31, 2006, with a total capacity of 16.6 million barrels. The Company operated an average of 248 active inland towing vessels during the 2007 first quarter and 239 during the first quarter of 2006. The marine transportation segment also owns and operates four offshore dry-bulk barge and tug units engaged in the offshore transportation of dry-bulk cargoes. The segment also owns a two-thirds interest in Osprey, operator of a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2007 compared with the three months ended March 31, 2006 (dollars in thousands):

	Three months ended March 31,
	2007	2006 As Adjusted	% Change
Marine transportation revenues	$209,065	$189,383	10%

Costs and expenses:
Costs of sales and operating expenses	128,830	119,083	8
Selling, general and administrative	20,480	18,162	13
Taxes, other than on income	2,878	3,011	(4)
Depreciation and amortization	18,316	14,298	28
	170,504	154,554	10
Operating income	$38,561	$34,829	11%

Operating margins	18.4%	18.4%

Marine Transportation Revenues

Marine transportation revenues for the 2007 first quarter increased 10% compared with the 2006 first quarter, reflecting continued strong petrochemical and black oil products demand, 2006 year and 2007 first quarter contract and spot market rate increases, labor and producer price index escalators effective January 1, 2007 on multi-year contracts and expected first quarter winter weather conditions. The 2006 first quarter benefited from unusually favorable winter weather conditions.

Petrochemical transportation demand for the 2007 first quarter remained strong, benefiting from a continued strong United States economy. Term contract customers continued to operate their plants and facilities at high utilization rates, resulting in continued high barge utilization for most products and trade lanes.

Black oil products demand during the 2007 first quarter remained strong as refineries continued to operate at close to full capacity, which generated heavy demand for waterborne transportation of heavier residual oil by-products by barge. Refined petroleum products demand for transportation into the Midwest during the 2007 first quarter was stronger than normal. Agricultural chemical demand was seasonally weak during January and February and improved in March with the traditional spring planting season.

The Company acquired an additional one-third interest in Osprey in January 2006, increasing the Company’s ownership to 67%, and purchased in March 2006 the remaining 65% of the Dixie Fuels partnership, bringing the Company’s ownership to 100%. As a result of the acquisitions, the Company began consolidating the results of both entities in the marine transportation segment beginning on their acquisition dates. During the 2007 first quarter, the entities contributed a combined $9,025,000 of marine transportation revenues.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

For the first quarter of 2007, the marine transportation segment incurred 2,600 delay days, 5% more than the 2006 first quarter delay days of 2,471. The 2007 first quarter delay days were more typical of winter weather conditions compared with the first quarter of 2006 which had unusually favorable winter weather conditions and water levels.

During the 2007 first quarter, approximately 75% of marine transportation revenues were under term contracts and 25% were spot market revenues, compared with a 70% term contract and 30% spot market mix for the 2006 first quarter and full year. The increase in the term contract percentage was attributable to heavier demand for transportation services by the Company’s term contract customers. The 70% to 75% contract and 25% to 30% spot market mix provides the Company with a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. Rates under term contracts renewed during the 2007 first quarter increased in the 6% to 8% average range, primarily the result of continued strong industry demand and high utilization of tank barges. Spot market rates, including fuel, for the 2007 first quarter increased over 20% compared with the 2006 first quarter. Effective January 1, 2007, escalators for labor and the producer price index on a number of multi-year contracts increased rates on those contracts by 4% to 5%.

Marine Transportation Costs and Expenses

Costs and expenses for the 2007 first quarter increased 10% compared with the 2006 first quarter, reflecting the higher costs and expenses associated with increased marine transportation demand noted above, coupled with the consolidation of Dixie Fuels effective March 1, 2006.

Costs of sales and operating expenses for the 2007 first quarter increased 8% compared with the first quarter of 2006, reflecting increased salaries and related expenses, additional expenses associated with the increased demand, higher maintenance expenditures, and increased rates for chartered towboats. The lower price of diesel fuel consumed, as noted below, resulted in lower fuel costs to partially offset other higher cost of sales and operating expenses. During the 2007 and 2006 first quarters, the Company operated an average of 248 and 239 towboats, respectively. During the 2007 first quarter, the Company consumed 12.7 million gallons of diesel fuel, 5% less than the 13.3 million consumed in the 2006 first quarter.

The average price per gallon of diesel fuel consumed during the 2007 first quarter was $1.71, down 7% compared with $1.84 per gallon for the first quarter of 2006. Fuel escalation clauses are included in term contracts that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before the contracts are adjusted.

Selling, general and administrative expenses for the 2007 first quarter increased 13% compared with the 2006 first quarter, primarily the result of the January 1, 2007 salary increases and related expenses, higher legal and professional fees, and the consolidation of Dixie Fuels effective March 1, 2006.

Taxes, other than on income, decreased 4% for the 2007 first quarter compared with the first quarter of 2006, primarily reflecting a 2.3 cents per gallon reduction in the waterway user tax on propulsion fuel used by vessels engaged in trade along the inland waterways that are maintained by the United States Army Corps of Engineers. The waterway user tax reduction was from the elimination on January 1, 2007 of 2.3 cents per gallon transportation fuel tax for deficit reduction.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Depreciation and amortization for the 2007 first quarter increased 28% compared with the 2006 first quarter, primarily attributable to increased capital expenditures, including new tank barges and towboats, as well as increased depreciation and amortization from the purchases of the Coastal, Cypress, Midland and Shipyard tank barges and Capital towboats, and the consolidation of Dixie Fuels effective March 1, 2006.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2007 first quarter increased 11% compared with the 2006 first quarter. The operating margin was 18.4% for both the 2007 and 2006 first quarters. Continued strong demand, higher contract and spot market pricing, and the January 1, 2007 escalators on numerous multi-year contracts positively impacted the operating income and operating margin.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2007 compared with the three months ended March 31, 2006 (dollars in thousands):

	Three months ended March 31,
	2007	2006	% Change

Diesel engine services revenues	$65,146	$35,520	83%

Costs and expenses:
Costs of sales and operating expenses	46,769	25,407	84
Selling, general and administrative	7,310	3,922	86
Taxes, other than on income	244	87	180
Depreciation and amortization	926	339	173
	55,249	29,755	86
Operating income	$9,897	$5,765	72%

Operating margins	15.2%	16.2%

Diesel Engine Services Revenues

Diesel engine services revenues for the 2007 first quarter increased 83% compared with the first quarter of 2006, positively impacted by the acquisitions of Global and MES, both high-speed Gulf Coast service providers, purchased on June 7, 2006 and July 21, 2006, respectively. In addition, the segment benefited from strong service to upper Mississippi River and Great Lakes customers whose business levels are typically slower during the winter months, as well as increased service projects and parts sales in its marine, power generation, and railroad markets. The segment also benefited from higher service rates and parts pricing implemented during 2006 and in the 2007 first quarter.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2007 first quarter increased 86% compared with the 2006 first quarter. The significant increase in each cost and expense category was primarily attributable to the Global and MES acquisitions. In addition, increases in costs of sales and operating expenses reflected the higher service and parts sales activity noted above, as well as increases in salaries and other related benefit expenses effective January 1, 2007. Selling, general and administrative expenses also reflected an increase in salaries and related benefit expenses effective January 1, 2007, and higher professional fees.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2007 first quarter increased 72% compared with the 2006 first quarter, primarily reflecting the accretive earnings from the Global and MES acquisitions. The operating margin for the 2007 first quarter was 15.2% compared with 16.2% for the 2006 first quarter. The first quarter of 2007 operating margin reflected the timing differences between wage increases effective January 1, 2007 and pricing increases in February and March 2007, and the sale of engines which earned a lower operating margin.

General Corporate Expenses

General corporate expenses for the 2007 first quarter were $3,073,000 compared with $2,219,000 for the first quarter of 2006. The 38% increase primarily reflected increases in salaries and related expenses effective January 1, 2007, higher legal and professional fees and higher employee incentive compensations accruals.

Gain (Loss) on Disposition of Assets

The Company reported a net loss on disposition of assets of $499,000 for the 2007 first quarter compared with a net gain on disposition of assets of $157,000 for the 2006 first quarter. The gain and loss were predominantly from the retirement and sale of marine equipment.

Other Income and Expenses

The following table sets forth equity in earnings of marine affiliates, other income (expense) and interest expense for the three months ended March 31, 2007 compared with the three months ended March 31, 2006 (dollars in thousands):

	Three months ended March 31,
	2007	2006	% Change

Equity in earnings of marine affiliates	$98	$466	(79)%
Other income (expense)	$(248)	$66	N/A
Interest expense	$(5,154)	$(2,698)	(91)%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Equity in Earnings of Marine Affiliates

Equity in earnings of marine affiliates for the 2007 first quarter was $98,000, consisting primarily of the Company’s 50% ownership of a fleeting operation. For the 2006 first quarter, equity in earnings of marine affiliates was $466,000, consisting primarily of the Company’s portion of the January and February 2006 earnings from the 35% ownership of Dixie Fuels. On March 1, 2006, the Company purchased the remaining 65% interest in Dixie Fuels and the March 2006 results were consolidated.

Interest Expense

Interest expense for the 2007 first quarter increased 91% compared with the first quarter of 2006, primarily the result of additional borrowings under the Company’s revolving credit facility to fund the 2006 acquisitions of Global and MES, and the 2007 first quarter acquisitions of Cypress and Coastal. The average debt and average interest rate for the 2007 and 2006 first quarters, including the effect of interest rate swaps, were $353,812,000 and 5.9%, and $200,614,000 and 6.0%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of March 31, 2007 were $1,359,597,000, a 7% increase compared with $1,271,119,000 as of December 31, 2006. The following table sets forth the significant components of the balance sheet as of March 31, 2007 compared with December 31, 2006 (dollars in thousands):

	March 31,	December 31,
	2007	2006	% Change
Assets:
Current assets	$253,403	$249,592	2%
Property and equipment, net	847,781	766,606	11
Investment in marine affiliates	2,409	2,264	6
Goodwill, net	225,284	223,432	1
Other assets	30,720	29,225	5
	$1,359,597	$1,271,119	7%
Liabilities and stockholders’ equity:
Current liabilities	$172,704	$166,867	3%
Long-term debt - less current portion	359,625	309,518	16
Deferred income taxes	129,330	125,943	3
Minority interest and other long-term liabilities	36,893	36,796	—
Stockholders’ equity	661,045	631,995	5
	$1,359,597	$1,271,119	7%

Current assets as of March 31, 2007 increased 2% compared with December 31, 2006, primarily reflecting a 5% increase in trade accounts receivable from stronger diesel engine services revenues.

Property and equipment, net of accumulated depreciation, at March 31, 2007 increased 11% compared with December 31, 2006. The increase reflected $53,649,000 of capital expenditures for the 2007 first quarter, more fully described under Capital Expenditures below, the fair value of the property and equipment acquired in the Global, Cypress, Coastal, P&S and Shipyard acquisitions of $45,638,000 and the purchase of one towboat for $795,000, less $17,881,000 of depreciation expense and $1,026,000 of property disposals during the 2007 first quarter.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Current liabilities as of March 31, 2007 increased 3% compared with December 31, 2006. Income taxes payable increased 337% primarily reflecting the current federal tax provision for the 2007 first quarter, with the first federal quarterly tax payment not due until April 2007. Accrued liabilities decreased 4%, primarily from the payment during the 2007 first quarter of employee incentive compensation bonuses accrued during 2006, partially offset by increased marine and medical insurance claims.

Long-term debt, less current portion, as of March 31, 2007 increased 16% compared with December 31, 2006. During the 2007 first quarter, the Company made capital expenditures of $53,649,000 and spent $47,317,000 on acquisitions using net cash provided by operating activities of $47,140,000, proceeds from the exercise of stock options of $1,662,000 and proceeds from the disposition of assets of $527,000.

Deferred income taxes as of March 31, 2007 increased 3% compared with December 31, 2006, primarily due to the 2007 first quarter deferred tax provision of $1,041,000 and the recording of $2,960,000 of state and federal deferred taxes associated with the Coastal acquisition partially offset by deferred tax benefits of $970,000 related to the Company’s share-based compensation plans. The deferred state and federal tax liability related to the Coastal acquisition was recorded to reflect the tax effect of the difference in the financial basis of the assets over the tax basis.

Stockholders’ equity as of March 31, 2007 increased 5% compared with December 31, 2006. The increase was the result of $24,422,000 of net earnings for the first three months of 2007, a $4,391,000 decrease in treasury stock, an increase of $283,000 in additional paid-in capital and a decrease of $46,000 in accumulated other comprehensive income. The decrease in treasury stock and increase in additional paid-in capital were attributable to the exercise of stock options and the issuance of restricted stock.

Long-Term Financing

The Company has an unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JP Morgan Chase Bank as the agent bank. On June 14, 2006, the Company increased the Revolving Credit Facility to $250,000,000 from a previous $150,000,000 facility, and extended the maturity date to June 14, 2011 from the previous maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. As of March 31, 2007, the Company had $156,600,000 of borrowings outstanding under the Revolving Credit Facility. The average borrowing under the Revolving Credit Facility during the 2007 first quarter was $149,838,000, computed by averaging the daily balance, and the weighted average interest rate was 5.9%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit facility borrowing. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit, of which $1,294,000 was outstanding as of March 31, 2007. The Company was in compliance with all Revolving Credit Facility covenants as of March 31, 2007.

The Company has $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013. The 2005 Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The 2005 Senior Notes are callable, at the Company’s option, with a 1% prepayment premium until May 31, 2007 and at par thereafter. No principal payments are required until maturity in February 2013. As of March 31, 2007, $200,000,000 was outstanding under the 2005 Senior Notes and the average interest rate was 5.9%, computed by dividing the interest expense under the 2005 Senior Notes by the average 2005 Senior Notes borrowings of $200,000,000. The Company was in compliance with all 2005 Senior Notes covenants at March 31, 2007.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit. The Credit Line was reduced from $10,000,000 to $5,000,000 in June 2006, with a maturity date of June 30, 2007. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of March 31, 2007. Outstanding letters of credit under the Credit Line were $631,000 as of March 31, 2007.

The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate debt with a maturity of nine months or longer. The current $121,000,000 available balance, subject to mutual agreement to terms, as of March 31, 2007 may be used for future business or equipment acquisitions, working capital requirements and reductions of the Company’s Revolving Credit Facility and 2005 Senior Notes. As of March 31, 2007, there were no outstanding debt securities under the shelf registration.

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of March 31, 2007, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2007 first quarter. At March 31, 2007, the fair value of the interest rate collar and swap agreements was $1,846,000, of which $940,000 and $2,786,000 were recorded as other assets and other long-term liabilities, respectively, for swap maturities greater than twelve months. The Company has recorded in interest expense, net losses related to the interest rate collar and swap agreements of $151,000 and $213,000 for the three months ended March 31, 2007 and 2006, respectively. Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $327,000 of net gains included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of March 31, 2007 and 2006 based on quoted market values of the Company’s portfolio of derivative instruments.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Capital Expenditures

Capital expenditures for the 2007 first quarter were $53,649,000, of which $31,413,000 was for construction of new tank barges and towboats, and $22,236,000 was primarily for upgrading of the existing marine transportation fleet. Financing of the construction of the new tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

A summary of the new tank barge construction follows:

			Expended							Placed in Service
Contract	No. of		($ in millions)							(Barrels in thousands)
Date	Barges	Capacity	2004		2005	2006	2007		Total	2005	2006	2007*	2008*
June 2004	11	30,000	$	―	$24.6	$.1	$	―	$24.7	330	―	―	―
July 2004	7	30,000		3.9	10.9	.2		―	15.0	180	30	―	―
Nov. 2004	20	10,000		―	21.9	1.4		―	23.3	200	―	―	―
July 2005	10	30,000		―	3.7	11.6		1.8	18.0 Est.	―	180	120	―
July 2005	13	30,000		―	―	28.4		―	28.4	―	390	―	―
Mar. 2006	12	30,000		―	―	2.4		20.5	28.0 Est.	―	―	360	―
April 2006	8	30,000		―	―	1.4		3.3	15.0 Est.	―	―	150	90
June 2006	2	10,000		―	―	1.8		.8	2.6 Est.	―	―	20	―
Oct. 2006	6	10,000		―	―	1.7		.9	7.7 Est.	―	―	60	―
Feb. 2007	1	30,000		―	―	―		―	2.8 Est.	―	―	30	―

A summary of the new towboat construction follows:

				Expended
Contract	No. of			($ in millions)				Placed in Service
Date	Towboats	Horsepower	Market	2005	2006	2007	Total	2006	2007*	2008*
Dec. 2005	4	2100	River	$3.2	$6.8	$2.8	$13.0 Est.	1	3	―
Aug. 2006	4	1800	Canal	―	2.8	1.2	13.0 Est.	―	4	―
Mar. 2007	4	1800	Canal	―	―	.1	13.6 Est.	―	―	4

* Based on current construction schedule

Funding for future capital expenditures and new barge and towboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Treasury Stock Purchases

During the 2007 first quarter, the Company did not purchase any treasury stock. As of May 4, 2007, the Company had 2,258,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $47,140,000 during the three months ended March 31, 2007, 51% higher than the $31,306,000 generated during the three months ended March 31, 2006. The increase in the 2007 versus 2006 first quarter reflected stronger earnings in the 2007 first quarter versus the 2006 first quarter, higher depreciation and amortization expense attributable to the new construction program and acquisitions and negative cash flows resulting from changes in operating assets and liabilities for the 2006 first quarter. The cash flows from changes in operating assets and liabilities were higher in the 2007 first quarter versus the 2006 first quarter primarily due to a inventory increase in the 2006 first quarter to accommodate increased diesel engine services activity levels in 2006 versus a small decrease in the 2007 first quarter, a federal tax payment in the 2006 first quarter made related to the Internal Revenue Service’s audit of the Company’s 2002 through 2004 tax returns and larger incentive compensation payments in 2006 over 2007.

Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings associated with each of the above and other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of May 3, 2007, $71,606,000 under its Revolving Credit Facility and $121,000,000 under its shelf registration program, subject to mutual agreement on terms, and $4,369,000 available under its Credit Line.

Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, collar agreement or any other financial instrument or commercial contract which has a rating trigger, except for pricing grids on its Revolving Credit Facility.

The Company expects to continue to fund expenditures for acquisitions, capital construction projects, treasury stock repurchases, repayment of borrowings, and for other operating requirements from a combination of funds generated from operating activities and available financing arrangements.

The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $6,209,000 at March 31, 2007, including $5,189,000 in letters of credit and debt guarantees, and $1,020,000 in performance bonds, of which $683,000 relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of March 31, 2007, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2007 first quarter. At March 31, 2007, the fair value of the interest rate collar and swap agreements was $1,846,000, of which $940,000 and $2,786,000 were recorded as other assets and other long-term liabilities, respectively, for swap maturities greater than twelve months. The Company has recorded in interest expense, net losses related to the interest rate collar and swap agreements of $151,000 and $213,000 for the three months ended March 31, 2007 and 2006, respectively. Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $327,000 of net gains included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of March 31, 2007 and 2006 based on quoted market values of the Company’s portfolio of derivative instruments.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Item 4. Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
PART II - OTHER INFORMATION

Item 4. Results of Votes of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on April 24, 2007.

(b)
Class III Directors elected to serve until the 2010 Annual Meeting of Stockholders were C. Sean Day, William M. Lamont, Jr. and C. Berdon Lawrence. Class I Directors continuing to serve until the 2008 Annual Meeting of Stockholders are Walter E. Johnson, David L. Lemmon and George A. Peterkin, Jr. Class II Directors continuing to serve until the 2009 Annual Meeting of Stockholders are Bob G. Gower, Monte J. Miller and Joseph H. Pyne.

The number of for and withheld votes with respect to the election of the Class III Directors was as follows:

C. Sean Day	For	48,374,388	Withheld	1,608,285
William M. Lamont., Jr.	For	48,553,228	Withheld	1,429,445
C. Berdon Lawrence	For	47,006,366	Withheld	2,976,307

(c)
A proposal to ratify the Audit Committee’s selection of KPMG LLP as the Company’s independent registered public accountants for 2007. The number of for, against and abstain votes with respect to the matter was as follows:

For	48,550,091
Against	744,483
Abstain	688,099

Item 6. Exhibits

31.1 -	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2 -	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32 -	Certification Pursuant to 13 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION
(Registrant)

	By:	/s/ NORMAN W. NOLEN
Norman W. Nolen
Executive Vice President, Treasurer and Chief Financial Officer

Dated: May 4, 2007