Form 10-Q
period 2007-06-30
KIRBY CORP
filed 2007-08-02
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on August 2, 2007 was 53,380,000.

Part I  Financial Information

Item 1.  Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2007	December 31, 2006
	($ in thousands)
Current assets:
Cash and cash equivalents	$23,448	$2,653
Accounts receivable:
Trade – less allowance for doubtful accounts	175,285	162,809
Other	15,113	20,850
Inventory – finished goods	40,083	41,777
Prepaid expenses and other current assets	16,154	16,426
Deferred income taxes	4,858	5,077

Total current assets	274,941	249,592

Property and equipment	1,416,132	1,280,680
Less accumulated depreciation	545,826	514,074

	870,306	766,606

Investment in marine affiliates	1,858	2,264
Goodwill – net	225,331	223,432
Other assets	29,093	29,225

	$1,401,529	$1,271,119

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2007	December 31, 2006
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$910	$844
Income taxes payable	4,422	3,016
Accounts payable	87,168	88,213
Accrued liabilities	58,564	69,782
Deferred revenues	5,848	5,012

Total current liabilities	156,912	166,867

Long-term debt – less current portion	382,743	309,518
Deferred income taxes	130,502	125,943
Minority interests	3,048	3,018
Other long-term liabilities	32,803	33,778

	549,096	472,257

Contingencies and commitments	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 57,337,000 shares	5,734	5,734
Additional paid-in capital	208,595	208,032
Accumulated other comprehensive income - net	(20,679)	(23,087)
Retained earnings	578,910	524,351
	772,560	715,030
Less cost of 4,013,000 shares in treasury (4,354,000 at December 31, 2006)	77,039	83,035

	695,521	631,995

	$1,401,529	$1,271,119

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENT OF EARNINGS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006 As Adjusted	2007	2006 As Adjusted
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$229,745	$204,088	$438,810	$393,471
Diesel engine services	58,263	39,204	123,409	74,724

	288,008	243,292	562,219	468,195
Costs and expenses:
Costs of sales and operating expenses	180,608	157,094	356,207	301,584
Selling, general and administrative	29,468	26,518	59,974	50,279
Taxes, other than on income	3,255	3,403	6,389	6,590
Depreciation and amortization	20,280	15,515	39,867	30,605
Loss (gain) on disposition of assets	62	(785)	561	(942)

	233,673	201,745	462,998	388,116

Operating income	54,335	41,547	99,221	80,079
Equity in earnings of marine affiliates	105	87	203	553
Other expense	(160)	(134)	(408)	(68)
Interest expense	(5,436)	(3,304)	(10,590)	(6,002)

Earnings before taxes on income	48,844	38,196	88,426	74,562
Provision for taxes on income	(18,707)	(14,553)	(33,867)	(28,408)

Net earnings	$30,137	$23,643	$54,559	$46,154

Net earnings per share of common stock:
Basic	$.57	$.45	$1.03	$.88
Diluted	$.56	$.44	$1.02	$.87

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2007	2006 As Adjusted
	($ in thousands)
Cash flows from operating activities:
Net earnings	$54,559	$46,154
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	39,867	30,605
Deferred income taxes	2,257	(44)
Loss (gain) on disposition of assets	561	(942)
Equity in earnings of marine affiliates, net of distributions	458	(553)
Amortization of unearned compensation	2,985	3,330
Other	542	198
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(13,644)	(16,214)
Net cash provided by operating activities	87,585	62,534

Cash flows from investing activities:
Capital expenditures	(95,572)	(64,386)
Acquisitions of businesses and marine equipment, net of cash acquired	(49,392)	(116,773)
Proceeds from disposition of assets	661	2,020
Other	(52)	231
Net cash used in investing activities	(144,355)	(178,908)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	73,400	82,500
Payments on long-term debt, net	(172)	(47)
Proceeds from exercise of stock options	2,759	10,999
Tax benefit from equity compensation plans	1,941	5,550
Other	(363)	812
Net cash provided by financing activities	77,565	99,814
Increase (decrease) in cash and cash equivalents	20,795	(16,560)
Cash and cash equivalents, beginning of year	2,653	17,838
Cash and cash equivalents, end of period	$23,448	$1,278
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$10,218	$6,109
Income taxes	$29,420	$26,162
Non-cash investing activity:
Accrued payable for working capital adjustment related to acquisitions	$—	$81
Disposition of assets for note receivables	$—	$1,310
Cash acquired in acquisitions	$10	$2,867
Debt assumed in acquisition	$—	$2,625

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007 and December 31, 2006, and the results of operations for the three months and six months ended June 30, 2007 and 2006.

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

Accounting for Planned Major Maintenance Activities

Effective January 1, 2007, the Company transitioned to the direct expense method of accounting for planned major maintenance on its marine transportation equipment.  Previously, the Company used the accrue-in-advance method of accounting for planned major maintenance activities in its interim reporting periods.  Issued in September 2006, Financial Accounting Standards Board (“FASB”) Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” prohibits the accrue-in-advance method in interim and annual financial reporting periods because an obligation has not occurred and therefore a liability should not be recognized.  This change was applied retrospectively for all consolidated financial statements presented.  The change had no impact on the annual consolidated financial statements but did result in the adjustment of prior year interim unaudited condensed financial statements.  The effect of adopting AUG AIR-1 on individual line items in the condensed statement of earnings for the three months and six months ended June 30, 2006 is as follows (in thousands, except per share amounts):

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(2)	ACCOUNTING ADOPTIONS – (Continued)

	Three months ended June 30, 2006				Six months ended June 30, 2006
	Before AUG AIR-1 Adoption	Adjustments		After AUG AIR-1 Adoption	Before AUG AIR-1 Adoption	Adjustments		After AUG AIR-1 Adoption

Costs of sales and operating expenses	$157,595		$(501)	$157,094	$301,973		$(389)	$301,584
Total costs and expenses	202,246		(501)	201,745	388,505		(389)	388,116
Operating income	41,046		501	41,547	79,690		389	80,079
Earnings before taxes on income	37,695		501	38,196	74,173		389	74,562
Provision for taxes on income	(14,362)		(191)	(14,553)	(28,260)		(148)	(28,408)
Net earnings	$23,333		$310	$23,643	$45,913		$241	$46,154

Net earnings per share of common stock:
Basic	$.44		$.01	$.45	$.88	$	―	$.88
Diluted	$.44	$	―	$.44	$.86		$.01	$.87

The effect of adopting AUG AIR-1 on individual line items in the condensed statement of cash flows for the six months ended June 30, 2006 is as follows (in thousands):

	Six months ended June 30, 2006
	Before AUG AIR-1 Adoption	Adjustments	After AUG AIR-1 Adoption

Net earnings	$45,913	$241	$46,154
Increase (decrease) in cash flows
resulting from changes in operating
assets and liabilities, net	(15,973)	(241)	(16,214)

Accounting for Uncertainty in Income Taxes

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”) was issued.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN No. 48 effective January 1, 2007 with no effect on the Company’s financial position or results of operations.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(2)	ACCOUNTING ADOPTIONS – (Continued)

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the 2002 through 2006 tax years.  The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the 2000 through 2006 tax years.  It is not reasonably possible to determine if the liability for unrecognized tax benefits will significantly change prior to June 30, 2008 due to the uncertainty of possible examination results.

(3)	ACQUISITIONS

On February 23, 2007, the Company purchased the assets of P&S Diesel Service, Inc. (“P&S”) for $1,622,000 in cash, subject to post-closing inventory adjustments.  P&S was a Gulf Coast high-speed diesel engine services provider operating as a factory-authorized marine dealer for Caterpillar in Louisiana.  Financing of the acquisition was through the Company’s revolving credit facility.

On February 13, 2007, the Company purchased from NAK Engineering, Inc. (“NAK”) for a net $3,535,000 in cash, the assets and technology to support the Nordberg medium-speed diesel engines used in nuclear applications.  As part of the transaction, Progress Energy Carolinas, Inc. (“Progress Energy”) and Duke Energy Carolinas, LLC (“Duke Energy”) made payments to the Company for non-exclusive rights to the technology and entered into ten-year exclusive parts and service agreements with the Company.  Nordberg engines are used to power emergency diesel generators used in nuclear power plants owned by Progress Energy and Duke Energy.  Financing of the acquisition was through the Company’s revolving credit facility.

On January 3, 2007, the Company purchased the stock of Coastal Towing, Inc. (“Coastal”), the owner of 37 inland tank barges, for $19,474,000 in cash, subject to post-closing working capital adjustments.  The Company had been operating the Coastal tank barges since October 2002 under a barge management agreement.  Financing of the acquisition was through the Company’s revolving credit facility.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(3)	ACQUISITIONS - (Continued)

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

On July 24, 2006, the Company signed an agreement to purchase the assets of Capital Towing Company (“Capital”), consisting of 11 towboats, for $15,000,000 in cash.  The Company purchased nine of the towboats during 2006 for $13,299,000 and the remaining two towboats on May 21, 2007 for $1,701,000.  The Company and Capital entered into a vessel operating agreement whereby Capital will continue to crew and operate the towboats for the Company.  Financing of the equipment acquisition was through the Company’s revolving credit facility.

On July 21, 2006, the Company purchased the assets of Marine Engine Specialists, Inc. (“MES”) for $6,863,000 in cash.  MES was a Gulf Coast high-speed diesel engine services provider, operating a factory-authorized full service dealership for John Deere, as well as a service provider for Detroit Diesel.  Financing of the acquisition was through the Company’s revolving credit facility.

On June 7, 2006, the Company purchased the stock of Global Power Holding Company, a privately held company that owned all of the outstanding equity of Global Power Systems, L.L.C. (“Global”). The Company purchased Global for an aggregate consideration of $101,720,000, consisting of $98,657,000 in cash, the assumption of $2,625,000 of debt and $438,000 of merger costs.  Global was a Gulf Coast high-speed diesel engine services provider, operating factory-authorized marine market dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines, and Allison transmissions, as well as an authorized marine dealer for Caterpillar in Louisiana.  As a result of the acquisition, the Company recorded $55,705,000 of goodwill and $16,292,000 of intangibles.  The intangibles have a weighted average amortization period of approximately 16 years.  Financing of the cash portion of the acquisition was through a combination of existing cash and the Company’s revolving credit facility.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(3)	ACQUISITIONS – (Continued)

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

The Company has share-based compensation plans which are described below.  The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Compensation cost	$1,665	$1,900	$2,985	$3,330
Income tax benefit	637	724	1,143	1,269

Compensation cost capitalized as part of inventory is considered immaterial.

The Company has six employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock.  For all of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant.  The terms of the options granted prior to February 10, 2000 are ten years and vest ratably over four years. Options granted on and after February 10, 2000 have terms of five years and vest ratably over three years.  At June 30, 2007, 1,489,518 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

The following is a summary of the stock award activity under the employee plans described above for the six months ended June 30, 2007:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2006	1,072,317	$18.80
Granted	349,380	$35.69
Exercised	(292,095)	$14.87
Canceled or expired	(668)	$16.96
Outstanding June 30, 2007	1,128,934	$21.88

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(4)	STOCK AWARD PLANS – (Continued)

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at June 30, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$8.95 - $ 9.94	53,000	1.28	$9.23		53,000	$9.23
$12.78 - $16.96	479,026	1.29	$15.75		479,026	$15.75
$20.89 - $22.05	200,734	2.66	$21.85		130,262	$21.87
$25.69 - $27.60	218,408	3.62	$27.21		72,796	$27.21
$35.66 - $36.94	177,766	4.58	$35.69		—	—
$8.95 - $36.94	1,128,934	2.50	$21.88	$18,636,000	735,084	$17.50	$15,358,000

The Company has three director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock.  No additional options can be granted under two of the plans.  The third plan, the 2000 Director Plan, provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan provides for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted when first elected as a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant.  Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At June 30, 2007, 121,562 shares were available for future grants under the nonemployee director plans. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

The following is a summary of the stock award activity under the director plans described above for the six months ended June 30, 2007:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2006	343,316	$17.81
Granted	52,128	$36.82
Exercised	(81,102)	$13.63
Outstanding June 30, 2007	314,342	$21.29

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(4)	STOCK AWARD PLANS – (Continued)

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at June 30, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$9.69 - $ 9.94	28,128	1.84	$9.83		28,128	$9.83
$10.07 - $12.75	94,736	4.13	$11.31		94,736	$11.31
$15.74 - $20.28	83,442	6.25	$17.66		83,442	$17.66
$35.17 - $36.82	108,036	9.21	$35.83		66,036	$35.20
$9.69 - $36.82	314,342	6.24	$21.29	$5,375,000	272,342	$18.90	$5,309,000

The total intrinsic value of all options exercised and restricted stock vestings under all of the Company’s plans was $8,534,000 and $19,189,000 for the six months ended June 30, 2007 and 2006, respectively.  The actual tax benefit realized for tax deductions from stock award plans was $3,268,000 and $7,311,000 for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, there was $3,366,000 of unrecognized compensation cost related to nonvested stock options and $12,386,000 related to restricted stock.  The stock options are expected to be recognized over a weighted average period of approximately 1.1 years and restricted stock over approximately 2.7 years.  The total fair value of shares vested was $6,397,000 and $4,655,000 during the six months ended June 30, 2007 and 2006, respectively.

The weighted average fair value of options granted during the six months ended June 30, 2007 and 2006 was $11.73 and $10.18 per share, respectively.  The fair value of the options granted during the six months ended June 30, 2007 and 2006 was $2,578,000 and $2,945,000, respectively. The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the six months ended June 30, 2007 and 2006 were as follows:

	Six months ended June 30,
	2007	2006
Dividend yield	None	None
Average risk-free interest rate	4.4%	4.9%
Stock price volatility	25%	25%
Estimated option term	Four or nine years	Four or nine years

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(5)	COMPREHENSIVE INCOME

The Company’s total comprehensive income for the three months and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006 As Adjusted	2007	2006 As Adjusted

Net earnings	$30,137	$23,643	$54,559	$46,154
Pension and postretirement benefit adjustments, net of taxes	610	―	1,045	―
Change in fair value of derivative financial instruments, net of taxes	1,844	1,418	1,363	3,269
Total comprehensive income	$32,591	$25,061	$56,967	$49,423

(6)	SEGMENT DATA

The Company’s operations are classified into two reportable business segments as follows:

Marine Transportation– Marine transportation by United States flag vessels on the United States inland waterway system and, to a lesser extent, offshore transportation of dry-bulk cargoes.  The principal products transported on the United States inland waterway system include petrochemicals, black oil products, refined petroleum products and agricultural chemicals.

Diesel Engine Services– Overhaul and repair of medium-speed and high-speed diesel engines, reduction gear repair, and sale of related parts and accessories for customers in the marine, power generation and railroad industries.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(6)	SEGMENT DATA – (Continued)

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and six months ended June 30, 2007 and 2006 and total assets as of June 30, 2007 and December 31, 2006 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006 As Adjusted	2007	2006 As Adjusted

Revenues:
Marine transportation	$229,745	$204,088	$438,810	$393,471
Diesel engine services	58,263	39,204	123,409	74,724
	$288,008	$243,292	$562,219	$468,195

Segment profit (loss):
Marine transportation	$48,169	$38,499	$86,730	$73,328
Diesel engine services	9,324	5,875	19,221	11,640
Other	(8,649)	(6,178)	(17,525)	(10,406)
	$48,844	$38,196	$88,426	$74,562

	June 30, 2007	December 31, 2006
Total assets:
Marine transportation	$1,160,056	$1,047,264
Diesel engine services	200,737	205,281
Other	40,736	18,574
	$1,401,529	$1,271,119

The following table presents the details of “Other” segment profit (loss) for the three months and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

General corporate expenses	$(3,096)	$(3,612)	$(6,169)	$(5,831)
Gain (loss) on disposition of assets	(62)	785	(561)	942
Interest expense	(5,436)	(3,304)	(10,590)	(6,002)
Equity in earnings of marine affiliates	105	87	203	553
Other expense	(160)	(134)	(408)	(68)
	$(8,649)	$(6,178)	$(17,525)	$(10,406)

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(6)	SEGMENT DATA – (Continued)

The following table presents the details of “Other” total assets as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006

General corporate assets	$38,878	$16,310
Investment in marine affiliates	1,858	2,264
	$40,736	$18,574

(7)	TAXES ON INCOME

Earnings before taxes on income and details of the provision (credit) for taxes on income for the three months and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006 As Adjusted	2007	2006 As Adjusted

Earnings before taxes on income – United States	$48,844	$38,196	$88,426	$74,562

Provision (credit) for taxes on income:
Federal
Current	$15,488	$13,240	$27,984	$25,759
Deferred	1,216	(138)	2,257	(184)
State and local	2,003	1,451	3,626	2,833
	$18,707	$14,553	$33,867	$28,408

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(8)	EARNINGS PER SHARE OF COMMON STOCK

The following table presents the components of basic and diluted earnings per share of common stock for the three months and six months ended June 30, 2007 and 2006 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2007	2006 As Adjusted	2007	2006 As Adjusted

Net earnings	$30,137	$23,643	$54,559	$46,154

Shares outstanding:
Weighted average common stock outstanding	52,849	52,450	52,802	52,268
Effect of dilutive securities:
Employee and director common stock plans	882	961	860	940
	53,731	53,411	53,662	53,208

Basic earnings per share of common stock	$.57	$.45	$1.03	$.88
Diluted earnings per share of common stock	$.56	$.44	$1.02	$.87

Certain outstanding options to purchase approximately 220,000 and 22,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 20, 2007 and 2006, respectively, as such stock options would have been antidilutive.

(9)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen.  The plan benefits are based on an employee’s years of service and compensation.  The plan assets consists primarily of equity and  fixed income securities.

The Company’s pension plan funding strategy is to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an Accumulated Benefit Obligation (“ABO”) basis at the end of the fiscal year.  The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making the prediction of the pension plan contribution difficult.  Based on current pension plan assets and market conditions, the Company expects to contribute between $1,000,000 and $5,000,000 to its pension plan in December 2007 to fund its 2007 pension plan obligations.  As of June 30, 2007, no 2007 year contributions have been made.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(9)	RETIREMENT PLANS – (Continued)

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$1,506	$1,349	$—	$—
Interest cost	1,700	1,476	22	25
Expected return on plan assets	(1,924)	(1,845)	—	—
Amortization:
Actuarial loss	552	759	2	5
Prior service credit	(23)	(23)	—	—
Net periodic benefit cost	$1,811	$1,716	$24	$30

	Pension Benefits
	Pension Plan		SERP
	Six months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$2,997	$2,695	$—	$—
Interest cost	3,403	2,950	48	49
Expected return on plan assets	(3,847)	(3,686)	—	—
Amortization:
Actuarial loss	1,292	1,515	7	10
Prior service credit	(45)	(45)	—	—
Net periodic benefit cost	$3,800	$3,429	$55	$59

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(9)	RETIREMENT PLANS – (Continued)

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Other Postretirement Benefits		Other Postretirement Benefits
	Postretirement Welfare Plan		Postretirement Welfare Plan
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$129	$99	$253	$197
Interest cost	99	110	213	220
Amortization:
Actuarial gain	(30)	(6)	(58)	(12)
Prior service credit	10	5	20	10
Net periodic benefit cost	$208	$208	$428	$415

(10)	CONTINGENCIES

The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business.  The aggregate notional value of these instruments is $6,121,000 at June 30, 2007, including $5,101,000 in letters of credit and debt guarantees, and $1,020,000 in performance bonds, of which $683,000 relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred.  All of these instruments have an expiration date within five years.  The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(10)	CONTINGENCIES – (Continued)

In 2004, the Company and certain subsidiaries received a Request For Information (“RFI”) from the EPA under CERCLA with respect to a Superfund site, the State Marine site, located in Port Arthur, Texas.  An RFI is not a determination that a party is responsible or potentially responsible for contamination at a site, but is only a request seeking any information a party may have with respect to a site as part of an EPA investigation into such site.  In July 2005, a subsidiary of the Company received a notification of potential responsibility from the EPA and a request for voluntary participation in funding potential remediation activities at the SBA Shipyards, Inc. (“SBA”) property located in Jennings, Louisiana.  In prior years, SBA had provided tank barge cleaning services to the subsidiary.  In July 2006, the Company received a RFI from the United States Department of Agriculture – Forest Service under CERCLA with respect to a former mine site in South Dakota.  Based on information currently available, the Company is unable to ascertain the extent of its exposure, if any, in these matters.

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

(11)	SUBSEQUENT EVENT

On July 20, 2007, the Company purchased substantially all of the assets of Saunders Engine  and Equipment Company, Inc. (“Saunders”) for $13,200,000 in cash, subject to post-closing inventory and other adjustments.  Saunders, a Gulf Coast high-speed diesel engine services provider, operated  factory-authorized full service marine dealerships for Cummins and Detroit Diesel engines, and served as an authorized marine dealer for Caterpillar engines in Alabama.  Financing of the acquisition was through the Company’s revolving credit facility.

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

For purposes of the Management’s Discussion, all earnings per share are “Diluted earnings per share.”  The weighted average number of common shares applicable to diluted earnings per share for the three months and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted average number of common stock-diluted	53,731	53,411	53,662	53,208

The increase in the weighted average number of common shares for both 2007 periods compared with the 2006 periods primarily reflected the issuance of restricted stock and the exercise of stock options, partially offset by common stock repurchases in the third quarter of 2006.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 915 active tank barges and 252 towing vessels.  The Company uses the inland waterway system of the United States to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals.  The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade.  Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

For the 2007 second quarter, the Company reported net earnings of $30,137,000, or $.56 per share, on revenues of $288,008,000, compared with 2006 second quarter net earnings of $23,643,000, or $.44 per share, on revenues of $243,292,000.  For the first six months of 2007, the Company reported net earnings of $54,559,000, or $1.02 per share, on revenues of $562,219,000, compared with 2006 first six months net earnings of $46,154,000, or $.87 per share, on revenues of $468,195,000.  The 2007 second quarter and first half performance reflected continued strong petrochemical, black oil products and refined products demand in its marine transportation segment, fleet efficiency resulting from operating additional towboats, and the favorable impact of contract rate increases and higher spot market prices during both 2007 periods.  The 2007 second quarter also benefited from strong agricultural chemical demand.

The diesel engine services segment was also a strong performer in the 2007 second quarter and first half, reflecting the accretive acquisitions of Global in June 2006 and MES in July 2006, as well as continued strong in-house and in-field service activity and direct parts sales in its marine, power generation and railroad markets.  In addition, the segment benefited from higher service rates and parts pricing implemented during 2006 and in the 2007 first half, and continued high labor utilization.

Marine Transportation

For the 2007 second quarter and first six months, approximately 80% and 78%, respectively, of the Company’s revenue was generated by its marine transportation segment.  The segment’s customers include many of the major petrochemical and refining companies in the United States.  Products transported include raw materials for many of the end products used widely by businesses and consumers every day – plastics, fiber, paints, detergents, oil additives and paper, among others.  Consequently, the Company’s business tends to mirror the general performance of the United States economy and the performance of the Company’s customer base.   The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first six months of 2007, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2007 Six Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	67%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Housing, Consumer Goods, Clothing, Automobiles

Black Oil Products	19%	Residual Fuel Oil, No. 6 Fuel Oil, Coker Feedstocks, Vacuum Gas Oil, Asphalt, Boiler Fuel, Crude Oil, Ship Bunkers	Road Construction, Feedstock for Refineries, Fuel for Power Plants and Ships

Refined Petroleum Products	10%	Gasoline Blends, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	4%	Anhydrous Ammonia, Nitrogen- Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The Company’s marine transportation segment’s revenue and operating income for the 2007 second quarter increased 13% and 25%, respectively, when compared with the second quarter of 2006.  For the 2007 first six months, revenue and operating income increased 12% and 18%, respectively, compared with the first six months of 2006.  The petrochemical market is the Company’s largest market, contributing 67% of the marine transportation revenue for the 2007 first six months.  During the 2007 second quarter and first six months, the demand for the movement of petrochemicals and gasoline blending components remained strong, with term contract customers continuing to operate their plants and facilities at high utilization rates, resulting in high tank barge utilization.  The black oil products market contributed 19% of the 2007 first six months marine transportation revenue.  This market also remained strong as refineries continued to operate at close to full capacity, generating high demand for the transportation of heavier residual oil by-products.  Refined petroleum products contributed 10% of 2007 first six months marine transportation revenue, experiencing strong demand for the movement of products from the Gulf Coast to the Midwest.  The agricultural chemical market, which contributed 4% of 2007 first six months marine transportation revenue, was seasonally weak during the first quarter and strong during the second quarter, corresponding with the spring planting season.

During the 2007 second quarter and first six months, approximately 75% of the marine transportation revenues were under term contracts and 25% were spot market revenues.  Rate renewals under term contracts, net of fuel, increased during the 2007 second quarter and first six months in the 6% to 9% average range, with some contracts increasing by a higher percentage and some by a lower percentage.  Effective January 1, 2007, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts by 4% to 5%.  For the 2007 second quarter, spot market rates, which include the cost of fuel, increased approximately 16% compared with the 2006 second quarter.

The average cost per gallon of diesel fuel consumed for the 2007 second quarter was $1.95 compared with $1.99 for the second quarter of 2006.  For the 2007 first six months, the average cost per gallon of diesel fuel consumed was $1.83 compared with $1.92 for the 2006 first six months.  The Company adjusts contract rates for fuel on either a monthly or quarterly basis, depending on the specific contract.  Spot market contracts do not have escalators for fuel.

Navigational delays for the 2007 second quarter were 1,802 days, an increase of 31% compared with 1,378 days recorded in the 2006 second quarter.  For the 2007 first six months, navigational delays were 4,402 days, an increase of 14% compared with 3,849 days recorded in the 2006 first half.  Delay days measure the lost time incurred by a tow (towboat and one or more barges) during transit.  The measure includes transit delays caused by weather, lock congestion or closure and other navigational factors.  The 31% increase for the 2007 second quarter and 14% for the 2007 first six months reflected more normal 2007 weather conditions and high water levels compared with unusually favorable weather conditions and water levels during the 2006 second quarter and first half.

The marine transportation operating margins for the 2007 second quarter and first six months were 21.0% and 19.8%, respectively, compared with operating margins of 18.9% for the 2006 second quarter and 18.6% for the 2006 first six months.  Continued strong demand, contract and spot market rate increases, the January 1, 2007 annual escalators on a number of multi-year contracts and improved operating efficiencies from additional horsepower contributed to the higher 2007 operating margins for both comparable periods.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services

For the 2007 second quarter and first six months, approximately 20% and 22%, respectively, of the Company’s revenue was generated by its diesel engine services segment, of which 64% and 65% was generated through service and 36% and 35% from direct parts sales, respectively.  The results of the diesel engine services segment are largely influenced by the economic cycles of the industries it serves.  The following table shows the markets serviced by the Company, the revenue distribution for the first six months of 2007 and the customers for each market:

Markets Serviced	2007 Six Months Revenue Distribution	Customers
Marine	77%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers

Power Generation	14%	Standby Power Generation, Pumping Stations

Railroad	9%	Passenger (Transit Systems), Class II Shortline, Industrial

The Company’s diesel engine services segment’s 2007 second quarter revenue and operating income increased 49% and 59%, respectively, compared with the second quarter of 2006.  For the first half of 2007, revenue and operating income increased 65% compared with the first half of 2006.  The diesel engine services segment’s operating margin for the 2007 second quarter was 16.0% compared with 15.0% for the second quarter of 2006. For the 2007 first six months, the operating margin was 15.6%, the same as the first six months of 2006.  The results were positively impacted by the accretive acquisitions of Global, MES and P&S, as well as from continued strong in-house and in-field service activity and direct parts sales in the majority of its markets, continued high labor utilization, and higher service rates and parts pricing implemented during 2006 and in the 2007 first half.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2007 first six months, with net cash provided by operating activities of $87,585,000, a 40% increase when compared with net cash provided by operating activities for the 2006 first six months of $62,534,000.  In addition, during the 2007 and 2006 first six months, the Company generated cash of $2,759,000 and $10,999,000, respectively, from the exercise of stock options.  The cash, and borrowings under the revolving credit facility, were used for capital expenditures of $95,572,000, including $49,443,000 for new tank barge and towboat construction and $46,129,000 primarily for upgrading the existing marine transportation fleet, and $49,392,000 for the acquisitions of Cypress, Coastal, P&S, the Nordberg engine assets and technology, seven tank barges from Shipyard, and the purchase of three towboats.  The Company’s debt-to-capitalization ratio increased to 35.6% at June 30, 2007 from 32.9% at December 31, 2006, primarily due to borrowings under the Company’s revolving credit facility to finance the acquisitions and capital expenditures noted above.

The Company projects that capital expenditures for 2007 will be in the $150,000,000 to $160,000,000 range, including approximately $75,000,000 for new tank barge and towboat construction.  The 2007 new construction consists of 30 new tank barges, including twenty-two 30,000 barrel tank barges and eight 10,000 barrel tank barges.  The new tank barges are projected to add 480,000 barrels of capacity, net of barge retirements, in 2007 which represents a 3% increase in overall fleet capacity for 2007.  The 2007 schedule also includes the construction of four 1800 horsepower and three 2100 horsepower towboats.  During the 2007 first half, the Company took delivery of 15 of the twenty-two 30,000 barrel barges, three of the eight 10,000 barrel barges and the three 2100 horsepower towboats.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The Company projects that new tank barge and towboat construction capital expenditures will be approximately $76,000,000 in 2008, including fifteen 30,000 barrel tank barges, eight 10,000 barrel tank barges and eight 1800 horsepower towboats.  Construction contracts have been signed for three of the fifteen 30,000 barrel tank barges and six of the eight 1800 horsepower towboats with the remainder anticipated to be signed in the 2007 second half.  Delivery is anticipated to be in 2008 and early 2009.

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

Acquisitions

On July 20, 2007, the Company purchased substantially all of the assets of Saunders for $13,200,000 in cash, subject to post-closing inventory and other adjustments.  Saunders, a Gulf Coast high-speed diesel engine services provider, operated factory-authorized full service marine dealerships for Cummins and Detroit Diesel engines, and served as an authorized marine dealer for Caterpillar engines in Alabama.

On February 23, 2007, the Company purchased the assets of P&S for $1,622,000 in cash, subject to post-closing inventory adjustments.  P&S was a Gulf Coast high-speed diesel engine services provider operating as a factory-authorized marine dealer for Caterpillar in Louisiana.

On February 13, 2007, the Company purchased from NAK for a net $3,535,000 in cash, the assets and technology to support the Nordberg medium-speed diesel engines used in nuclear applications.  As part of the transaction, Progress Energy and Duke Energy made payments to the Company for non-exclusive rights to the technology and entered into ten-year exclusive parts and service agreements with the Company.  Nordberg engines are used to power emergency diesel generators used in nuclear power plants owned by Progress Energy and Duke Energy.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

On January 3, 2007, the Company purchased the stock of Coastal, the owner of 37 inland tank barges, for $19,474,000 in cash, subject to post-closing working capital adjustments.  The Company had been operating the Coastal tank barges since October 2002 under a barge management agreement.

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

On July 24, 2006, the Company signed an agreement to purchase the assets of Capital, consisting of 11 towboats, for $15,000,000 in cash.  The Company purchased nine of the towboats during 2006 for $13,299,000 and the remaining two towboats on May 21, 2007 for $1,701,000.  The Company and Capital entered into a vessel operating agreement whereby Capital will continue to crew and operate the towboats for the Company.

On July 21, 2006, the Company purchased the assets of MES for $6,863,000 in cash.  MES was a Gulf Coast high-speed diesel engine services provider, operating a factory-authorized full service dealership for John Deere, as well as a service provider for Detroit Diesel.

On June 7, 2006, the Company purchased the stock of Global for an aggregate consideration of $101,720,000, consisting of $98,657,000 in cash, the assumption of $2,625,000 of debt and $438,000 of merger costs.  Global was a Gulf Coast high-speed diesel engine services provider, operating factory-authorized marine market dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines, and Allison transmissions, as well as an authorized marine dealer for Caterpillar engines in Louisiana.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Results of Operations

The Company reported second quarter 2007 net earnings of $30,137,000, or $.56 per share, on revenues of $288,008,000, compared with 2006 second quarter net earnings of $23,643,000, or $.44 per share, on revenues of $243,292,000.  Net earnings for the 2007 first six months were $54,559,000, or $1.02 per share, on revenues of $562,219,000, compared with 2006 first six months net earnings of $46,154,000, or $.87 per share, on revenues of $468,195,000.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2007 second quarter compared with the second quarter of 2006, the first six months of 2007 compared with the first six months of 2006 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2007	%	2006	%	2007	%	2006	%
Marine transportation	$229,745	80%	$204,088	84%	$438,810	78%	$393,471	84%
Diesel engine services	58,263	20	39,204	16	123,409	22	74,724	16
	$288,008	100%	$243,292	100%	$562,219	100%	$468,195	100%

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways.  As of June 30, 2007, the Company operated 915 active inland tank barges, with a total capacity of 17.4 million barrels, compared with 897 active inland tank barges at June 30, 2006, with a total capacity of 16.7 million barrels.   The Company operated an average of 252 active inland towing vessels during the 2007 second quarter and 250 during the 2007 first six months compared with an average of 241 during the 2006 second quarter and 240 during the 2006 first six months.  The marine transportation segment owns and operates four offshore dry-bulk barge and tug units engaged in the offshore transportation of dry-bulk cargoes.  The segment also owns a two-thirds interest in Osprey, operator of a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2007 compared with the three months and six months ended June 30, 2006 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2007	2006 As Adjusted	% Change	2007	2006 As Adjusted	% Change
Marine transportation revenues	$229,745	$204,088	13%	$438,810	$393,471	12%

Costs and expenses:
Costs of sales and operating expenses	139,237	129,006	8	268,067	248,089	8
Selling, general and administrative	20,391	18,777	9	40,871	36,939	11
Taxes, other than on income	3,003	3,133	(4)	5,881	6,144	(4)
Depreciation and amortization	18,945	14,673	29	37,261	28,971	29
	181,576	165,589	10	352,080	320,143	10
Operating income	$48,169	$38,499	25%	$86,730	$73,328	18%

Operating margins	21.0%	18.9%		19.8%	18.6%

Marine Transportation Revenues

Marine transportation revenues for the 2007 second quarter and first six months increased 13% and 12%, respectively, compared with the corresponding 2006 periods, reflecting continued strong petrochemical, black oil products and refined product demand, 2006 year and 2007 first six months contract and spot market rate increases, labor and producer price index escalators effective January 1, 2007 on multi-year contracts and typical 2007 second quarter and first half weather conditions.   The 2006 first quarter benefited from unusually favorable weather conditions and the 2006 second quarter benefited from favorable spring water levels.  The 2007 second quarter also benefited from strong agricultural chemical demand.

Petrochemical transportation demand for the 2007 second quarter and first six months remained strong, benefiting from a stable United States economy.  Term contract customers continued to operate their plants and facilities at high utilization rates, resulting in continued high barge utilization for most products and trade lanes.

Black oil products demand during the 2007 second quarter and first six months remained strong as refineries continued to operate at close to full capacity, which generated heavy demand for waterborne transportation of heavier residual oil by-products by barge.  Refined petroleum products demand for transportation into the Midwest during the 2007 second quarter and first half was stronger than normal.  Agricultural chemical demand was seasonally strong during the 2007 second quarter with volumes improving during the traditional spring planting season.

The Company acquired an additional one-third interest in Osprey in January 2006, increasing the Company’s ownership to 67%, and purchased in March 2006 the remaining 65% of the Dixie Fuels partnership, bringing the Company’s ownership to 100%.  As a result of the acquisitions, the Company began consolidating the results of both entities in the marine transportation segment beginning on their acquisition dates.  During the 2007 second quarter and first six months, the entities contributed a combined $11,594,000 and $20,619,000, respectively, of marine transportation revenues.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

For the 2007 second quarter, the marine transportation segment incurred 1,802 delay days, 31% more than the 2006 second quarter delay days of 1,378.  For the 2007 first six months, 4,402 delay days occurred, 14% higher than the 3,849 delay days incurred in the 2006 first half.  The 2007 second quarter and first six months delay days were more typical of weather conditions compared with the second quarter and first half of 2006 which had unusually favorable weather conditions and water levels.

During the 2007 second quarter and first six months, approximately 75% of marine transportation revenues were under term contracts and 25% were spot market revenues, compared with a 70% term contract and 30% spot market mix for the 2006 second quarter and full year. The increase in the term contract percentage was attributable to heavier demand for transportation services by the Company’s term contract customers.  The 75% contract and 25% spot market mix provides the Company with a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands.  Rates under term contracts renewed during the 2007 second quarter and first six months increased in the 6% to 9% average range, primarily the result of continued strong industry demand and high utilization of tank barges.  Spot market rates, including fuel, for the 2007 second quarter increased approximately 16% compared with the 2006 second quarter.  Effective January 1, 2007, escalators for labor and the producer price index on a number of multi-year contracts increased rates on those contracts by 4% to 5%.

Marine Transportation Costs and Expenses

Costs and expenses for the 2007 second quarter and first six months increased 10% compared with the 2006 second quarter and first six months, reflecting the higher costs and expenses associated with the increased marine transportation demand noted above, coupled with the consolidation of Dixie Fuels effective March 1, 2006.

Costs of sales and operating expenses for the 2007 second quarter and first six months increased 8% compared with the second quarter and first half of 2006, reflecting increased salaries and related expenses, additional expenses associated with the increased demand, higher maintenance expenditures, and increased rates for chartered towboats.  The lower price of diesel fuel consumed, as noted below, resulted in lower fuel costs to partially offset other higher cost of sales and operating expenses.  During the 2007 second quarter, the Company operated an average of 252 towboats compared with 241 during the 2006 second quarter.  For the first six months of 2007, the Company operated an average of 250 towboats compared with 240 for the 2006 first half.  During the 2007 second quarter, the Company consumed 13.6 million gallons of diesel fuel compared with 13.5 million gallons consumed in the 2006 second quarter.  For the 2007 first half, the Company consumed 26.4 million gallons of diesel fuel compared with 26.8 million gallons consumed during the 2006 first half.

The average price per gallon of diesel fuel consumed during the 2007 second quarter was $1.95, slightly under the $1.99 per gallon for the second quarter of 2006, and $1.83 per gallon for the 2007 first six months compared with $1.92 per gallon for the 2006 first six months.  Fuel escalation clauses are included in term contracts that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before the contracts are adjusted.  Spot market contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2007 second quarter and first six months increased 9% and 11%, respectively, compared with the corresponding 2006 periods.  The increases primarily reflected the January 1, 2007 salary increases and related expenses, higher legal and professional fees, and the consolidation of Dixie Fuels effective March 1, 2006.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Taxes, other than on income, for the 2007 second quarter and first six months decreased 4% compared with the corresponding periods of 2006, primarily reflecting a 2.3 cents per gallon reduction in the waterway user tax on propulsion fuel used by vessels engaged in trade along the inland waterways that are maintained by the United States Army Corps of Engineers.  The rate reduction in the waterway user tax was from the elimination on January 1, 2007 of 2.3 cents per gallon transportation fuel tax for deficit reduction.

Depreciation and amortization for the 2007 second quarter and first six months increased 29% compared with the corresponding periods of 2006, primarily attributable to increased capital expenditures, including new tank barges and towboats, as well as increased depreciation and amortization from the purchases of the Coastal, Cypress, Midland and Shipyard tank barges and Capital towboats, and the consolidation of Dixie Fuels effective March 1, 2006.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2007 second quarter increased 25% compared with the 2006 second quarter.  For the 2007 first six months, the segment’s operating income increased 18% compared with the first half of 2006.  The marine transportation operating margin for the 2007 second quarter increased to 21.0% compared with 18.9% for the second quarter of 2006 and 19.8% for the 2007 first six months compared with 18.6% for the 2006 first six months.  Continued strong demand, higher contract and spot market pricing, the January 1, 2007 escalators on numerous multi-year contracts and operating efficiencies from additional horsepower positively impacted the operating income and operating margin.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2007 compared with the three months and six months ended June 30, 2006 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
Diesel engine services revenues	$58,263	$39,204	49%	$123,409	$74,724	65%

Costs and expenses:
Costs of sales and operating expenses	41,371	28,078	47	88,140	53,485	65
Selling, general and administrative	6,412	4,640	38	13,722	8,562	60
Taxes, other than on income	191	136	40	435	223	95
Depreciation and amortization	965	475	103	1,891	814	132
	48,939	33,329	47	104,188	63,084	65
Operating income	$9,324	$5,875	59%	$19,221	$11,640	65%

Operating margins	16.0%	15.0%		15.6%	15.6%

Diesel Engine Services Revenues

Diesel engine services revenues for the 2007 second quarter increased 49% compared with the second quarter of 2006 and 65% for the 2007 first six months compared with the 2006 first half.  Both 2007 periods were positively impacted by the acquisitions of Global and MES, both high-speed Gulf Coast service providers, purchased on June 7, 2006 and July 21, 2006, respectively.  Service activity and parts sales remained strong in the medium-speed marine, power generation and railroad markets, although 12% less than the 2007 first quarter, which benefited from seasonal service to upper Mississippi River and Great Lakes marine customers.  The high-speed market also remained strong; however, revenues were down 7% when compared with the 2007 first quarter primarily due to a lower but more normal activity level in the Gulf Coast oil services industry.  The segment also benefited from higher service rates and parts pricing implemented in both its medium-speed and high-speed markets during 2006 and in the 2007 first half.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2007 second quarter increased 47% compared with the 2006 second quarter and 65% for the 2007 first six months compared with the 2006 first half.  The significant increase in each cost and expense category was primarily attributable to the Global and MES acquisitions.  In addition, increases in costs of sales and operating expenses reflected the higher service and parts sales activity noted above, as well as increases in salaries and other related benefit expenses effective January 1, 2007.  Selling, general and administrative expenses also reflected an increase in salaries and related benefit expenses effective January 1, 2007, and higher professional fees.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2007 second quarter and first six months increased 59% and 65%, respectively, compared with the corresponding periods of 2006. The operating margin for the 2007 second quarter was 16.0% compared with 15.0% for the second quarter of 2006 and 15.6% for the 2007 first six months, the same as the 2006 first six months.  The improved operating margin for the 2007 second quarter resulted from higher service rates and parts pricing implemented during 2006 and the 2007 first half, coupled with favorable labor utilization from combining medium-speed and high-speed capabilities.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

General Corporate Expenses

General corporate expenses for the 2007 second quarter were $3,096,000, or 14% lower than the second quarter of 2006.  For the first six months of 2007, general corporate expenses were $6,169,000, a 6% increase when compared with the first six months of 2006.  The 14% decrease in the second quarter of 2007 compared with the second quarter of 2006 is primarily due to legal and stock listing fees associated with the two-for-one stock split that incurred in the second quarter of 2006.  The 6% increase in the 2007 first half compared with the 2006 first half reflected increases in salaries and related expenses effective January 1, 2007, higher legal and professional fees and higher employee incentive compensation accruals.

Loss (Gain) on Disposition of Assets

The Company reported a net loss on disposition of assets of $62,000 and $561,000 for the 2007 second quarter and first six months compared with a net gain on disposition of assets of $785,000 and $942,000 for the 2006 second quarter and first six months, respectively.  The net gain and loss were predominantly from the retirement and sale of marine equipment.

Other Income and Expenses

The following table sets forth equity in earnings of marine affiliates, other income (expense) and interest expense for the three months and six months ended June 30, 2007 compared with the three months and six months ended June 30, 2006 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
Equity in earnings of marine affiliates	$105	$87	21%	$203	$553	(63)%
Other expense	$(160)	$(134)	19%	$(408)	$(68)	500%
Interest expense	$(5,436)	$(3,304)	65%	$(10,590)	$(6,002)	76%

Equity in Earnings of Marine Affiliates

Equity in earnings of marine affiliates for the 2007 second quarter and first six months was $105,000 and $203,000, respectively, consisting primarily of the Company’s 50% ownership of a fleeting operation.  For the 2006 second quarter, equity in earnings of marine affiliates of $87,000 consisted of the 50% owned fleeting operation and the 2006 first six months of $553,000 also included the Company’s portion of the January and February 2006 earnings from the 35% ownership of Dixie Fuels.  On March 1, 2006, the Company purchased the remaining 65% interest in Dixie Fuels and the results for March  2006 through June 2006 and subsequent periods have been consolidated.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Interest Expense

Interest expense for the 2007 second quarter and first six months increased 65% and 76%, respectively, compared with the second quarter and first six months of 2006, primarily the result of additional borrowings under the Company’s revolving credit facility to fund the 2006 acquisitions of Global and MES, and the 2007 first quarter acquisitions of Cypress and Coastal.  The average debt and average interest rate for the 2007 and 2006 second quarters, including the effect of interest rate swaps, were $368,187,000 and 5.9%, and $220,939,000 and 6.0%, respectively.  For the first six months of 2007 and 2006, the average interest debt and interest rate, including the effect of interest rate swaps, were $361,000,000 and 5.9% and $210,776,000 and 6.0%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of June 30, 2007 were $1,401,529,000, a 10% increase compared with $1,271,119,000 as of December 31, 2006.  The following table sets forth the significant components of the balance sheet as of June 30, 2007 compared with December 31, 2006 (dollars in thousands):

	June 30, 2007	December 31, 2006	% Change
Assets:
Current assets	$274,941	$249,592	10%
Property and equipment, net	870,306	766,606	14
Investment in marine affiliates	1,858	2,264	(18)
Goodwill, net	225,331	223,432	1
Other assets	29,093	29,225	(1)
	$1,401,529	$1,271,119	10%
Liabilities and stockholders’ equity:
Current liabilities	$156,912	$166,867	(6)%
Long-term debt – less current portion	382,743	309,518	24
Deferred income taxes	130,502	125,943	4
Minority interest and other long-term liabilities	35,851	36,796	(3)
Stockholders’ equity	695,521	631,995	10
	$1,401,529	$1,271,119	10%

Current assets as of June 30, 2007 increased 10% compared with December 31, 2006, primarily reflecting a $20,795,000 increase in cash and cash equivalents.  The 8% increase in trade accounts receivable reflected the increase in marine transportation and diesel engine services revenues related to higher business activity levels.  Other accounts receivable decreased 28% reflecting the release of $7,000,000 escrowed in the Global acquisition to secure the obligations of the sellers of Global under the purchase agreement.  The release of the $7,000,000 from escrow was offset by a corresponding $7,000,000 reduction in accrued liabilities.

Property and equipment, net of accumulated depreciation, at June 30, 2007 increased 14% compared with December 31, 2006.  The increase reflected $95,572,000 of capital expenditures for the 2007 first six months, more fully described under Capital Expenditures below, the fair value of the property and equipment acquired in the Global, Cypress, Coastal, P&S and Shipyard acquisitions of $43,892,000, the purchase of three towboats for $2,496,000, less $36,334,000 of depreciation expense for the 2007 first six months, reclassification of $704,000 of property to other current assets as assets held for sale, and $1,222,000 of property disposals during the 2007 first half.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Current liabilities as of June 30, 2007 decreased 6% compared with December 31, 2006. Accrued liabilities decreased 16%, primarily from the payment during the 2007 first half of employee incentive compensation accrued during 2006 and the elimination of the liability associated with the $7,000,000 Global escrow that was released during the second quarter.  The liability recorded for the $7,000,000 escrow was offset by a corresponding receivable as discussed above.  The decreases were partially offset by employee incentive compensation accrued during 2007, and an increase in accrued marine and medical insurance claims.

Long-term debt, less current portion, as of June 30, 2007 increased 24% compared with December 31, 2006.  During the 2007 first six months, the Company made capital expenditures of $95,572,000 and spent $49,392,000 on acquisitions using net cash provided by operating activities of $87,585,000, proceeds from the exercise of stock options of $2,759,000 and proceeds from the disposition of assets of $661,000.  The Company also increased its cash and cash equivalents by $20,795,000 as of June 30, 2007, which was used to reduce long-term debt in July 2007.

Deferred income taxes as of June 30, 2007 increased 4% compared with December 31, 2006, primarily due to the 2007 first six months deferred tax provision of $2,257,000, the recording of $1,152,000 of state and federal deferred taxes associated with the Coastal acquisition and deferred tax liabilities of $652,000 related to the Company’s defined benefit plans.  The deferred state and federal tax liability related to the Coastal acquisition was recorded to reflect the tax effect of the difference in the financial basis of the assets over the tax basis.

Stockholders’ equity as of June 30, 2007 increased 10% compared with December 31, 2006.  The increase was the result of $54,559,000 of net earnings for the first six months of 2007, a $5,996,000 decrease in treasury stock, an increase of $563,000 in additional paid-in capital and an increase of $2,408,000 in accumulated other comprehensive income.  The decrease in treasury stock and increase in additional paid-in capital were attributable to the exercise of stock options and the issuance of restricted stock.

Long-Term Financing

The Company has an unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JP Morgan Chase Bank as the agent bank.  On June 14, 2006, the Company increased the Revolving Credit Facility to $250,000,000 from a previous $150,000,000 facility, and extended the maturity date to June 14, 2011 from the previous maturity date of December 9, 2007.  The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment.  As of June 30, 2007, the Company had $180,800,000 of borrowings outstanding under the Revolving Credit Facility.  The average borrowing under the Revolving Credit Facility during the 2007 second quarter and first six months were $164,910,000 and $157,374,000, respectively, computed by averaging the daily balance, and the weighted average interest rate for both periods was 5.9%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit facility borrowing.  The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit, of which $1,294,000 was outstanding as of June 30, 2007.  The Company was in compliance with all Revolving Credit Facility covenants as of June 30, 2007.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The Company has $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013.  The 2005 Senior Notes pay interest quarterly at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.5%.  The 2005 Senior Notes are callable, at the Company’s option, at par.  No principal payments are required until maturity in February 2013.  As of June 30, 2007, $200,000,000 was outstanding under the 2005 Senior Notes and the average interest rate was 5.9%, computed by dividing the interest expense under the 2005 Senior Notes by the average 2005 Senior Notes borrowings of $200,000,000.  The Company was in compliance with all 2005 Senior Notes covenants at June 30, 2007.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit.  The Credit Line was reduced from $10,000,000 to $5,000,000 in June 2006, with a maturity date of June 30, 2008.  The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued.  The Company did not have any borrowings outstanding under the Credit Line as of June 30, 2007.  Outstanding letters of credit under the Credit Line were $543,000 as of June 30, 2007.

The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate debt with a maturity of nine months or longer.  The current $121,000,000 available balance, subject to mutual agreement to terms, as of June 30, 2007 may be used for future business or equipment acquisitions, working capital requirements and reductions of the Company’s Revolving Credit Facility and 2005 Senior Notes.  As of June 30, 2007, there were no outstanding debt securities under the shelf registration.

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements.  The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings.  As of June 30, 2007, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional amount	Effective date	Termination date	Fixed pay rate	Receive rate
$50,000	April 2004	May 2009	4.00%	Three-month LIBOR
$100,000	March 2006	February 2013	5.45%	Three-month LIBOR

On November 14, 2006, the Company entered into a $50,000,000 two-year zero-cost interest rate collar agreement.  The collar uses LIBOR as its interest rate basis.  The cap rate is set at 5.375% and the floor is set at 4.33%.  When LIBOR is above the cap, the Company will receive the difference between LIBOR and the cap.  When LIBOR is below the floor, the Company will pay the difference between LIBOR and the floor.  When LIBOR is between the cap rate and the floor, no payments are required.  The collar is designated as a cash flow hedge for the Company’s variable rate senior notes.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2007 first half.  At June 30, 2007, the fair value of the interest rate collar and swap agreements was $991,000, of which $1,215,000 and $224,000 were recorded as other assets and other long-term liabilities, respectively, for swap maturities greater than twelve months.  The Company has recorded in interest expense, net losses (gains) related to the interest rate collar and swap agreements of $149,000 and $(10,000) for the three months ended June 30, 2007 and 2006, respectively, and $300,000 and $203,000 for the six months ended June 30, 2007 and 2006, respectively.  Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt.  The Company anticipates $410,000 of net gains included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates.  Fair value amounts were determined as of June 30, 2007 and 2006 based on quoted market values of the Company’s portfolio of derivative instruments.

Capital Expenditures

Capital expenditures for the 2007 first six months were $95,572,000, of which $49,443,000 was for construction of new tank barges and towboats, and $46,129,000 was primarily for upgrading of the existing marine transportation fleet.   Financing of the construction of the new tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

A summary of the new tank barge construction follows:

			Expended							Placed in Service
Contract	No. of		($ in millions)							(Barrels in thousands)
Date	Barges	Capacity	2004		2005	2006	2007		Total	2005	2006	2007	*	2008	*
June 2004	11	30,000	$	―	$24.6	$.1	$	―	$24.7	330	―	―		―
July 2004	7	30,000		3.9	10.9	.2		―	15.0	180	30	―		―
Nov. 2004	20	10,000		―	21.9	1.4		―	23.3	200	―	―		―
July 2005	10	30,000		―	3.7	11.6		3.9	19.4 Est.	―	180	120		―
July 2005	13	30,000		―	―	28.4		―	28.4	―	390	―		―
Mar. 2006	12	30,000		―	―	2.4		28.0	30.4	―	―	360		―
April 2006	8	30,000		―	―	1.4		5.4	17.8 Est.	―	―	150		90
June 2006	2	10,000		―	―	1.8		.9	2.7	―	―	20		―
Oct. 2006	6	10,000		―	―	1.7		2.5	8.3 Est.	―	―	60		―
Feb. 2007	1	30,000		―	―	―		―	2.8 Est.	―	―	30		―
Unsigned	12	30,000		―	―	―		―	36.5 Est.	―	―	―		360
Unsigned	8	10,000		―	―	―		―	11.6 Est.	―	―	―		80

* Based on current or expected construction schedule

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

A summary of the new towboat construction follows:

				Expended
Contract	No. of			($ in millions)			Placed in Service
Date	Towboats	Horsepower	Market	2005	2006	2007	Total		2006	2007*	2008*
Dec. 2005	4	2100	River	$3.2	$6.8	$4.8	$14.8		1	3	―
Aug. 2006	4	1800	Canal	―	2.8	2.9	14.6	Est.	―	4	―
Mar. 2007	4	1800	Canal	―	―	1.0	13.2	Est.	―	―	4
June 2007	2	1800	Canal	―	―	―	6.6	Est.	―	―	2
Unsigned	2	1800	Canal	―	―	―	6.6	Est.	―	―	2

* Based on current or expected construction schedule

Funding for future capital expenditures and new barge and towboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

During the 2007 first half, the Company did not purchase any treasury stock.  As of August 2, 2007, the Company had 2,258,000 shares available under its existing repurchase authorization.  Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility.  The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions.  When purchasing its common stock, the Company is subject to price, trading volume and other market considerations.  Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $87,585,000 during the six months ended June 30, 2007, 40% higher than the $62,534,000 generated during the six months ended June 30, 2006.  The increase in the 2007 versus 2006 first half reflected stronger earnings in the 2007 first half versus the 2006 first half, higher depreciation and amortization expense attributable to the new construction program and acquisitions, and lower negative cash flows resulting from changes in operating assets and liabilities.   The cash flows from changes in operating assets and liabilities were a negative $13,644,000 for the 2007 first half compared with a negative $16,214,000 for the 2006 first half.

Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings associated with each of the above and other operating requirements.  In addition to net cash flow provided by operating activities, the Company also had available  as  of  August 1, 2007 $97,406,000  under its Revolving Credit Facility and $121,000,000 under its  shelf  registration  program,  subject  to  mutual  agreement  on  terms, and $4,457,000 available under its Credit Line.

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

The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business.  The aggregate notional value of these instruments is $6,121,000 at June 30, 2007, including $5,101,000 in letters of credit and debt guarantees, and $1,020,000 in performance bonds, of which $683,000 relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred.  All of these instruments have an expiration date within five years.  The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements.  The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings.  As of June 30, 2007, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional amount	Effective date	Termination date	Fixed pay rate	Receive rate
$50,000	April 2004	May 2009	4.00%	Three-month LIBOR
$100,000	March 2006	February 2013	5.45%	Three-month LIBOR

On November 14, 2006, the Company entered into a $50,000,000 two-year zero-cost interest rate collar agreement.  The collar uses LIBOR as its interest rate basis.  The cap rate is set at 5.375% and the floor is set at 4.33%.  When LIBOR is above the cap, the Company will receive the difference between LIBOR and the cap.  When LIBOR is below the floor, the Company will pay the difference between LIBOR and the floor.  When LIBOR is between the cap rate and the floor, no payments are required.  The collar is designated as a cash flow hedge for the Company’s variable rate senior notes.

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2007 first half.  At June 30, 2007, the fair value of the interest rate collar and swap agreements was $991,000, of which $1,215,000 and $224,000 were recorded as other assets and other long-term liabilities, respectively, for swap maturities greater than twelve months.  The Company has recorded in interest expense, net losses (gains) related to the interest rate collar and swap agreements of $149,000 and $(10,000) for the three months ended June 30, 2007 and 2006, respectively, and $300,000 and $203,000 for the six months ended June 30, 2007 and 2006, respectively.  Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt.  The Company anticipates $410,000 of net gains included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates.  Fair value amounts were determined as of June 30, 2007 and 2006 based on quoted market values of the Company’s portfolio of derivative instruments.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Item 4.  Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
PART II – OTHER INFORMATION

Item 6. Exhibits

31.1– Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2– Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32– Certification Pursuant to 13 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION
(Registrant)

By:	/s/ NORMAN W. NOLEN
Norman W. Nolen
Executive Vice President, Treasurer and Chief Financial Officer
Dated:  August 2, 2007