Form 10-Q
period 2007-09-30
KIRBY CORP
filed 2007-11-02
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on November 2, 2007 was 53,478,000.

Part I  Financial Information

Item 1.  Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2007	2006
	($ in thousands)
Current assets:
Cash and cash equivalents	$3,930	$2,653
Accounts receivable:
Trade – less allowance for doubtful accounts	183,998	162,809
Other	8,957	20,850
Inventory – finished goods	47,207	41,777
Prepaid expenses and other current assets	17,011	16,426
Deferred income taxes	5,183	5,077

Total current assets	266,286	249,592

Property and equipment	1,444,658	1,280,680
Less accumulated depreciation	564,419	514,074

	880,239	766,606

Investment in marine affiliates	1,881	2,264
Goodwill – net	229,119	223,432
Other assets	29,750	29,225

	$1,407,275	$1,271,119

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2007	2006
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$1,018	$844
Income taxes payable	9,915	3,016
Accounts payable	90,650	88,213
Accrued liabilities	67,154	69,782
Deferred revenues	4,437	5,012

Total current liabilities	173,174	166,867

Long-term debt – less current portion	332,714	309,518
Deferred income taxes	128,229	125,943
Minority interests	2,893	3,018
Other long-term liabilities	38,024	33,778

	501,860	472,257

Contingencies and commitments	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 57,337,000 shares	5,734	5,734
Additional paid-in capital	210,443	208,032
Accumulated other comprehensive income - net	(22,654)	(23,087)
Retained earnings	613,340	524,351
	806,863	715,030
Less cost of 3,888,000 shares in treasury (4,354,000 at December 31, 2006)	74,622	83,035

	732,241	631,995

	$1,407,275	$1,271,119

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENT OF EARNINGS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006 As Adjusted	2007	2006 As Adjusted
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$241,329	$211,080	$680,139	$604,551
Diesel engine services	61,227	53,532	184,636	128,256

	302,556	264,612	864,775	732,807
Costs and expenses:
Costs of sales and operating expenses	186,338	169,003	542,545	470,587
Selling, general and administrative	31,313	29,321	91,287	79,600
Taxes, other than on income	3,237	3,289	9,626	9,879
Depreciation and amortization	20,407	16,689	60,274	47,294
Loss (gain) on disposition of assets	(30)	(255)	531	(1,197)

	241,265	218,047	704,263	606,163

Operating income	61,291	46,565	160,512	126,644
Equity in earnings of marine affiliates	22	88	225	641
Other expense	(274)	(389)	(682)	(457)
Interest expense	(5,236)	(4,503)	(15,826)	(10,505)

Earnings before taxes on income	55,803	41,761	144,229	116,323
Provision for taxes on income	(21,373)	(15,911)	(55,240)	(44,319)

Net earnings	$34,430	$25,850	$88,989	$72,004

Net earnings per share of common stock:
Basic	$.65	$.49	$1.68	$1.37
Diluted	$.64	$.48	$1.66	$1.35

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2007	2006 As Adjusted
	($ in thousands)
Cash flows from operating activities:
Net earnings	$88,989		$72,004
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	60,274		47,294
Deferred income taxes	690		(2,935)
Loss (gain) on disposition of assets	531		(1,197)
Equity in earnings of marine affiliates, net of distributions	435		(641)
Amortization of unearned compensation	4,823		5,440
Other	743		452
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(647)		(17,216)
Net cash provided by operating activities	155,838		103,201

Cash flows from investing activities:
Capital expenditures	(123,027)		(110,114)
Acquisitions of businesses and marine equipment, net of cash acquired	(61,766)		(139,425)
Proceeds from disposition of assets	813		2,654
Other	(51)		(7,313)
Net cash used in investing activities	(184,031)		(254,198)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	23,250		123,900
Payments on long-term debt, net	(212)		(72)
Proceeds from exercise of stock options	4,706		12,108
Purchase of treasury stock	—		(4,789)
Tax benefit from equity compensation plans	2,422		5,304
Other	(696)		826
Net cash provided by financing activities	29,470		137,277
Increase (decrease) in cash and cash equivalents	1,277		(13,720)
Cash and cash equivalents, beginning of year	2,653		17,838
Cash and cash equivalents, end of period	$3,930		$4,118
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$15,614		$10,272
Income taxes	$42,892		$43,040
Non-cash investing activity:
Disposition of assets for note receivables	$—		$1,310
Cash acquired in acquisitions	$10		$2,790
Debt assumed in acquisitions	$245		$2,625
Accrued payable for working capital adjustment related to acquisition	$869	$	―

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007 and December 31, 2006, and the results of operations for the three months and nine months ended September 30, 2007 and 2006.

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

Accounting for Planned Major Maintenance Activities

Effective January 1, 2007, the Company transitioned to the direct expense method of accounting for planned major maintenance on its marine transportation equipment.  Previously, the Company used the accrue-in-advance method of accounting for planned major maintenance activities in its interim reporting periods.  Issued in September 2006, Financial Accounting Standards Board (“FASB”) Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” prohibits the accrue-in-advance method in interim and annual financial reporting periods because an obligation has not occurred and therefore a liability should not be recognized.  This change was applied retrospectively for all consolidated financial statements presented.  The change had no impact on the annual consolidated financial statements but did result in the adjustment of prior year interim unaudited condensed financial statements.  The effect of adopting AUG AIR-1 on individual line items in the condensed statement of earnings for the three months and nine months ended September 30, 2006 is as follows (in thousands, except per share amounts):

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(2)	ACCOUNTING ADOPTIONS – (Continued)

	Three months ended September 30, 2006				Nine months ended September 30, 2006
	Before AUG AIR-1 Adoption	Adjust- ments		After AUG AIR-1 Adoption	Before AUG AIR-1 Adoption	Adjust- ments	After AUG AIR-1 Adoption

Costs of sales and operating expenses	$169,407		$(404)	$169,003	$471,380	$(793)	$470,587
Total costs and expenses	218,451		(404)	218,047	606,956	(793)	606,163
Operating income	46,161		404	46,565	125,851	793	126,644
Earnings before taxes on income	41,357		404	41,761	115,530	793	116,323
Provision for taxes on income	(15,757)		(154)	(15,911)	(44,017)	(302)	(44,319)
Net earnings	$25,600		$250	$25,850	$71,513	$491	$72,004

Net earnings per share of common stock:
Basic	$.49	$	―	$.49	$1.36	$.01	$1.37
Diluted	$.48	$	―	$.48	$1.34	$.01	$1.35

The effect of adopting AUG AIR-1 on individual line items in the condensed statement of cash flows for the nine months ended September 30, 2006 is as follows (in thousands):

	Nine months ended September 30, 2006
	Before AUG AIR-1 Adoption	Adjustments	After AUG AIR-1 Adoption

Net earnings	$71,513	$491	$72,004
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(16,725)	(491)	(17,216)

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the 2002 through 2006 tax years.  The Company’s and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the 2000 through 2006 tax years.  It is not reasonably possible to determine if the liability for unrecognized tax benefits will significantly change prior to September 30, 2008 due to the uncertainty of possible examination results.

(3)	ACQUISITIONS

On July 20, 2007, the Company purchased substantially all of the assets of Saunders Engine and Equipment Company, Inc. (“Saunders”) for $12,369,000 in cash, subject to post-closing inventory and other adjustments, and the assumption of $245,000 of debt.  Saunders was a Gulf Coast high-speed diesel engine services provider operating factory-authorized full service marine dealerships for Cummins and Detroit Diesel engines, as well as an authorized marine dealer for Caterpillar engines in Alabama.

On February 23, 2007, the Company purchased the assets of P&S Diesel Service, Inc. (“P&S”) for $1,622,000 in cash, subject to post-closing inventory adjustments.  P&S was a Gulf Coast high-speed diesel engine services provider operating as a factory-authorized marine dealer for Caterpillar in Louisiana.

On February 13, 2007, the Company purchased from NAK Engineering, Inc. (“NAK”) for a net $3,540,000 in cash, the assets and technology to support the Nordberg medium-speed diesel engines used in nuclear applications.  As part of the transaction, Progress Energy Carolinas, Inc. (“Progress Energy”) and Duke Energy Carolinas, LLC (“Duke Energy”) made payments to the Company for non-exclusive rights to the technology and entered into ten-year exclusive parts and service agreements with the Company.  Nordberg engines are used to power emergency diesel generators used in nuclear power plants owned by Progress Energy and Duke Energy.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(3)	ACQUISITIONS– (Continued)

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(3)	ACQUISITIONS– (Continued)

Pro forma results of the acquisitions made in 2006 and 2007 have not been presented as the pro forma revenues, earnings before taxes on income, net earnings and net earnings per share would not be materially different from the Company’s actual results.

(4)	STOCK AWARD PLANS– (Continued)

The Company has share-based compensation plans which are described below.  The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Compensation cost	$1,838	$2,110	$4,823	$5,440
Income tax benefit	704	804	1,847	2,073

Compensation cost capitalized as part of inventory is considered immaterial.

The Company has six employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock.  For all of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant.  The terms of the options granted prior to February 10, 2000 are ten years and vest ratably over four years. Options granted on and after February 10, 2000 have terms of five years and vest ratably over three years.  At September 30, 2007, 1,490,318 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

The following is a summary of the stock award activity under the employee plans described above for the nine months ended September 30, 2007:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2006	1,072,317	$18.80
Granted	350,980	$35.69
Exercised	(420,671)	$15.11
Canceled or expired	(668)	$16.96
Outstanding September 30, 2007	1,001,958	$22.71

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(4)	STOCK AWARD PLANS– (Continued)

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at September 30, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$8.95	38,000	1.30	$8.95		38,000	$8.95
$12.78 - $16.96	383,648	1.09	$16.01		383,648	$16.01
$20.89 - $22.05	189,668	2.40	$21.84		119,196	$21.86
$25.69 - $27.60	212,876	3.37	$27.20		67,264	$27.18
$35.66 - $36.94	177,766	4.33	$35.69		—	—
$8.95 - $36.94	1,001,958	2.42	$22.71	$21,469,000	608,108	$17.95	$15,927,000

The Company has three director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock.  No additional options can be granted under two of the plans.  The third plan, the 2000 Director Plan, provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan provides for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted when first elected as a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant.  Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At September 30, 2007, 121,562 shares were available for future grants under the nonemployee director plans. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

The following is a summary of the stock award activity under the director plans described above for the nine months ended September 30, 2007:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2006	343,316	$17.81
Granted	52,128	$36.82
Exercised	(81,102)	$13.63
Outstanding September 30, 2007	314,342	$21.29

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(4)	STOCK AWARD PLANS– (Continued)

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at September 30, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$9.69 - $ 9.94	28,128	1.58	$9.83		28,128	$9.83
$10.07 - $12.75	94,736	3.88	$11.31		94,736	$11.31
$15.74 - $20.28	83,442	6.00	$17.66		83,442	$17.66
$35.17 - $36.82	108,036	8.96	$35.83		66,036	$35.20
$9.69 - $36.82	314,342	5.97	$21.29	$7,182,000	272,342	$18.90	$6,875,000

The total intrinsic value of all options exercised and restricted stock vestings under all of the Company’s plans was $11,742,000 and $20,595,000 for the nine months ended September 30, 2007 and 2006, respectively.  The actual tax benefit realized for tax deductions from stock award plans was $4,497,000 and $7,847,000 for the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, there was $2,606,000 of unrecognized compensation cost related to nonvested stock options and $11,294,000 related to restricted stock.  The stock options are expected to be recognized over a weighted average period of approximately 0.9 years and restricted stock over approximately 2.4 years.  The total fair value of shares vested was $6,427,000 and $5,317,000 during the nine months ended September 30, 2007 and 2006, respectively.

The weighted average fair value of options granted during the nine months ended September 30, 2007 and 2006 was $11.85 and $10.18 per share, respectively.  The fair value of the options granted during the nine months ended September 30, 2007 and 2006 was $2,604,000 and $2,945,000, respectively. The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the nine months ended September 30, 2007 and 2006 were as follows:

	Nine months ended September 30,
	2007	2006
Dividend yield	None	None
Average risk-free interest rate	4.6%	4.9%
Stock price volatility	25%	25%
Estimated option term	Four or nine years	Four or nine years

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(5)	COMPREHENSIVE INCOME

The Company’s total comprehensive income for the three months and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006 As Adjusted	2007	2006 As Adjusted

Net earnings	$34,430	$25,850	$88,989	$72,004
Pension and postretirement benefit adjustments, net of taxes	375	―	1,420	―
Change in fair value of derivative financial instruments, net of taxes	(2,350)	(2,483)	(987)	786
Total comprehensive income	$32,455	$23,367	$89,422	$72,790

(6)	SEGMENT DATA

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

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and nine months ended September 30, 2007 and 2006 and total assets as of September 30, 2007 and December 31, 2006 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006 As Adjusted	2007	2006 As Adjusted

Revenues:
Marine transportation	$241,329	$211,080	$680,139	$604,551
Diesel engine services	61,227	53,532	184,636	128,256
	$302,556	$264,612	$864,775	$732,807

Segment profit (loss):
Marine transportation	$55,213	$41,317	$141,943	$114,645
Diesel engine services	9,475	8,192	28,696	19,832
Other	(8,885)	(7,748)	(26,410)	(18,154)
	$55,803	$41,761	$144,229	$116,323

	September 30,	December 31,
	2007	2006
Total assets:
Marine transportation	$1,173,100	$1,047,264
Diesel engine services	217,145	205,281
Other	17,030	18,574
	$1,407,275	$1,271,119

The following table presents the details of “Other” segment profit (loss) for the three months and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

General corporate expenses	$(3,427)	$(3,199)	$(9,596)	$(9,030)
Gain (loss) on disposition of assets	30	255	(531)	1,197
Interest expense	(5,236)	(4,503)	(15,826)	(10,505)
Equity in earnings of marine affiliates	22	88	225	641
Other expense	(274)	(389)	(682)	(457)
	$(8,885)	$(7,748)	$(26,410)	$(18,154)

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(6)	SEGMENT DATA – (Continued)

The following table presents the details of “Other” total assets as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006

General corporate assets	$15,149	$16,310
Investment in marine affiliates	1,881	2,264
	$17,030	$18,574

(7)	TAXES ON INCOME

Earnings before taxes on income and details of the provision (credit) for taxes on income for the three months and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006 As Adjusted	2007	2006 As Adjusted

Earnings before taxes on income – United States	$55,803	$41,761	$144,229	$116,323

Provision (credit) for taxes on income:
Federal
Current	$20,652	$16,826	$48,636	$42,585
Deferred	(1,567)	(2,502)	690	(2,686)
State and local	2,288	1,587	5,914	4,420
	$21,373	$15,911	$55,240	$44,319

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(8)	EARNINGS PER SHARE OF COMMON STOCK

The following table presents the components of basic and diluted earnings per share of common stock for the three months and nine months ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006 As Adjusted	2007	2006 As Adjusted

Net earnings	$34,430	$25,850	$88,989	$72,004

Shares outstanding:
Weighted average common stock outstanding	52,983	52,587	52,892	52,400
Effect of dilutive securities:
Employee and director common stock plans	819	805	817	869
	53,802	53,392	53,709	53,269

Basic earnings per share of common stock	$.65	$.49	$1.68	$1.37
Diluted earnings per share of common stock	$.64	$.48	$1.66	$1.35

Certain outstanding options to purchase approximately 178,000 and 195,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2007 and 2006, respectively, as such stock options would have been antidilutive.

(9)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen.  The plan benefits are based on an employee’s years of service and compensation.  The plan assets consists primarily of equity and fixed income securities.

The Company’s pension plan funding strategy is to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an Accumulated Benefit Obligation (“ABO”) basis at the end of the fiscal year.  The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making the prediction of the pension plan contribution difficult.  Based on current pension plan assets and market conditions, the Company expects to contribute up to $5,000,000 to its pension plan in December 2007 to fund its 2007 pension plan obligations.  As of September 30, 2007, no 2007 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$1,498	$1,476	$—	$—
Interest cost	1,701	1,601	22	27
Expected return on plan assets	(1,923)	(1,835)	—	—
Amortization:
Actuarial loss	646	952	3	6
Prior service credit	(22)	(22)	—	—
Net periodic benefit cost	$1,900	$2,172	$25	$33

	Pension Benefits
	Pension Plan		SERP
	Nine months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$4,495	$4,171	$—	$—
Interest cost	5,104	4,551	70	76
Expected return on plan assets	(5,770)	(5,521)	—	—
Amortization:
Actuarial loss	1,938	2,467	10	16
Prior service credit	(67)	(67)	—	—
Net periodic benefit cost	$5,700	$5,601	$80	$92

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(9)	RETIREMENT PLANS – (Continued)

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Other Postretirement Benefits		Other Postretirement Benefits
	Postretirement Welfare Plan		Postretirement Welfare Plan
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$126	$116	$379	$313
Interest cost	105	84	318	304
Amortization:
Actuarial gain	(28)	(57)	(86)	(79)
Prior service credit	10	10	30	30
Net periodic benefit cost	$213	$153	$641	$568

(10)	CONTINGENCIES

The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business.  The aggregate notional value of these instruments is $6,228,000 at September 30, 2007, including $5,101,000 in letters of credit and debt guarantees, and $1,127,000 in performance bonds, of which $683,000 relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred.  All of these instruments have an expiration date within four years.  The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Palmer Barge Line Site (“Palmer”), located in Port Arthur, Texas.  In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company.  The Company and three other PRPs entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study and, subsequently, a limited remediation which is now complete.   During the 2007 third quarter, five new PRP’s entered into an agreement with the EPA in regards to the Palmer site.  The Company believes it has no further material exposure with respect to this site.

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

On October 1, 2007, the Company purchased nine tank barges from Siemens Financial, Inc. (“Siemens”) for $4,500,000 in cash.  The Company had been leasing the barges since 1994 when the leases were assigned to the Company as part of the Company’s purchase of the tank barge fleet of Dow.

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

For purposes of the Management’s Discussion, all earnings per share are “Diluted earnings per share.”  The weighted average number of common shares applicable to diluted earnings per share for the three months and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted average number of common stock-diluted	53,802	53,392	53,709	53,269

The increase in the weighted average number of common shares for both 2007 periods compared with the 2006 periods primarily reflected the issuance of restricted stock and the exercise of stock options, partially offset by common stock repurchases in the third quarter of 2006.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 913 active tank barges, of which 49 are leased, and 255 towing vessels, of which 90 are chartered.  The Company uses the inland waterway system of the United States to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals.  The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade.  Through its diesel engine services segment, the Company is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and reduction gears, and related parts sales for engines used in marine, power generation and railroad applications.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

For the 2007 third quarter, the Company reported net earnings of $34,430,000, or $.64 per share, on revenues of $302,556,000, compared with 2006 third quarter net earnings of $25,850,000, or $.48 per share, on revenues of $264,612,000.  For the first nine months of 2007, the Company reported net earnings of $88,989,000, or $1.66 per share, on revenues of $864,775,000, compared with 2006 first nine months net earnings of $72,004,000, or $1.35 per share, on revenues of $732,807,000.  The marine transportation segment’s performance in the 2007 third quarter and first nine months reflected continued strong petrochemical, black oil products and refined products demand, the favorable impact of contract rate increases and higher spot market prices, operating efficiencies from additional horsepower, and typical weather and water levels.  The 2007 second and third quarters also benefited from strong agricultural chemical demand.

The diesel engine services segment was also a strong performer in the 2007 third quarter and first nine months, reflecting the accretive acquisitions of Global in June 2006, MES in July 2006, P&S in February 2007 and Saunders in July 2007, as well as continued strong in-house and in-field service activity and direct parts sales in its marine, power generation and railroad markets.  In addition, the segment benefited from higher service rates and parts pricing implemented during 2006 and in the 2007 first nine months, and continued high labor utilization.

Marine Transportation

For the 2007 third quarter and first nine months, approximately 80% and 79%, respectively, of the Company’s revenue was generated by its marine transportation segment.  The segment’s customers include many of the major petrochemical and refining companies in the United States.  Products transported include raw materials for many of the end products used widely by businesses and consumers every day – plastics, fiber, paints, detergents, oil additives and paper, among others.  Consequently, the Company’s business tends to mirror the general performance of the United States economy and the performance of the Company’s customer base.   The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first nine months of 2007, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2007 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	66%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Housing, Consumer Goods, Clothing, Automobiles

Black Oil Products	19%	Residual Fuel Oil, No. 6 Fuel Oil, Coker Feedstocks, Vacuum Gas Oil, Asphalt, Boiler Fuel, Crude Oil, Ship Bunkers	Road Construction, Feedstock for Refineries, Fuel for Power Plants and Ships

Refined Petroleum Products	11%	Gasoline Blends, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	4%	Anhydrous Ammonia, Nitrogen- Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The Company’s marine transportation segment’s revenue and operating income for the 2007 third quarter increased 14% and 34%, respectively, when compared with the third quarter of 2006.  For the 2007 first nine months, revenue and operating income increased 13% and 24%, respectively, compared with the first nine months of 2006.  The petrochemical market is the Company’s largest market, contributing 66% of the marine transportation revenue for the 2007 first nine months.  During the 2007 third quarter and first nine months, the demand for the movement of petrochemicals and gasoline blending components remained strong, with term contract customers continuing to operate their plants and facilities at high utilization rates, resulting in high tank barge utilization.  The black oil products market contributed 19% of the 2007 first nine months marine transportation revenue.  This market also remained strong as refineries continued to operate at close to full capacity, generating high demand for the transportation of heavier residual oil by-products.  Refined petroleum products contributed 11% of 2007 first nine months marine transportation revenue, experiencing strong demand for the movement of products from the Gulf Coast to the Midwest.  The agricultural chemical market, which contributed 4% of 2007 first nine months marine transportation revenue, was seasonally weak during the first quarter and strong during the second and third quarters, fueled by the heavy demand for the movement of liquid fertilizer from the Gulf Coast to the Midwest.

During the 2007 third quarter, approximately 80% of the marine transportation revenues were under term contracts and 20% were spot market revenues, compared with a 75% term contract and 25% spot market mix for the first six months of 2007.  Rate renewals under term contracts, net of fuel, increased during the 2007 third quarter and first nine months in the 6% to 10% average range, with some contracts increasing by a higher percentage and some by a lower percentage.  Effective January 1, 2007, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts by 4% to 5%.  For the 2007 third quarter, spot market rates, which include the cost of fuel, increased approximately 13% compared with the 2006 third quarter.

The average cost per gallon of diesel fuel consumed for the 2007 third quarter was $2.21 compared with $2.08 for the third quarter of 2006.  For the 2007 first nine months, the average cost per gallon of diesel fuel consumed was $1.96 compared with $1.97 for the 2006 first nine months.  The Company adjusts contract rates for fuel on either a monthly or quarterly basis, depending on the specific contract.  Spot market contracts do not have escalators for fuel.

Navigational delays for the 2007 third quarter were 1,444 days, an increase of 20% compared with 1,200 days recorded in the 2006 third quarter.  For the 2007 first nine months, navigational delays were 5,846 days, an increase of 16% compared with 5,049 days recorded in the 2006 first nine months.  Delay days measure the lost time incurred by a tow (towboat and one or more barges) during transit.  The measure includes transit delays caused by weather, lock congestion or closure and other navigational factors.  The 20% increase for the 2007 third quarter and 16% for the 2007 first nine months reflected more normal 2007 weather conditions and water levels compared with unusually favorable weather conditions and water levels during the 2006 third quarter and first nine months.

The marine transportation operating margins for the 2007 third quarter and first nine months were 22.9% and 20.9%, respectively, compared with operating margins of 19.6% for the 2006 third quarter and 19.0% for the 2006 first nine months.  Continued strong demand, contract and spot market rate increases, the January 1, 2007 annual escalators on a number of multi-year contracts and improved operating efficiencies from additional horsepower contributed to the higher 2007 operating margins for both comparable periods.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services

For the 2007 third quarter and first nine months, approximately 20% and 21%, respectively, of the Company’s revenue was generated by its diesel engine services segment, of which 65% was generated through service and 35% from direct parts sales.  The results of the diesel engine services segment are largely influenced by the economic cycles of the industries it serves.  The following table shows the markets serviced by the Company, the revenue distribution for the first nine months of 2007 and the customers for each market:

Markets Serviced	2007 Nine Months Revenue Distribution	Customers
Marine	78%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers

Power Generation	13%	Standby Power Generation, Pumping Stations

Railroad	9%	Passenger (Transit Systems), Class II Shortline, Industrial

The Company’s diesel engine services segment’s 2007 third quarter revenue and operating income increased 14% and 16%, respectively, compared with the third quarter of 2006.  For the first nine months of 2007, revenue and operating income increased 44% and 45%, respectively, compared with the first nine months of 2006.  The diesel engine services segment’s operating margin for the 2007 third quarter was 15.5% compared with 15.3% for the third quarter of 2006. For the 2007 and 2006 first nine months, the operating margin was 15.5%.  The results were positively impacted by the accretive 2006 and 2007 acquisitions of Global, MES, P&S and Saunders, as well as from continued strong in-house and in-field service activity and direct parts sales in the majority of its markets, continued high labor utilization, and higher service rates and parts pricing implemented during 2006 and in the 2007 first nine months.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2007 first nine months, with net cash provided by operating activities of $155,838,000, a 51% increase when compared with net cash provided by operating activities for the 2006 first nine months of $103,201,000.  In addition, during the 2007 and 2006 first nine months, the Company generated cash from the exercise of stock options of $4,706,000 and $12,108,000, respectively.  The cash, and borrowings under the revolving credit facility, were used for capital expenditures of $123,027,000, including $57,033,000 for new tank barge and towboat construction and $65,994,000 primarily for upgrading the existing marine transportation fleet, and $61,766,000 for the acquisitions of Saunders, Cypress, Coastal, P&S, the Nordberg engine assets and technology, seven tank barges from Shipyard, and the purchase of three towboats.  The Company’s debt-to-capitalization ratio decreased to 31.3% at September 30, 2007 from 32.9% at December 31, 2006, primarily due to the increase in stockholders’ equity attributable to net earnings for the 2007 first nine months of $88,989,000, the exercise of stock options and the issuance of restricted stock.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The Company projects that capital expenditures for 2007 will be in the $150,000,000 to $160,000,000 range, including approximately $67,000,000 for new tank barge and towboat construction.  During the 2007 first nine months, the Company took delivery of 22 barges with a total capacity of 560,000 barrels and three 2100 horsepower towboats.  During the 2007 fourth quarter, the Company anticipates the delivery of five barges with a total capacity of 110,000 barrels and two 1800 horsepower towboats.

The Company projects that new tank barge and towboat construction capital expenditures will be approximately $83,000,000 in 2008, including 25 barges with a total capacity of 590,000 barrels and seven 1800 horsepower towboats.  Delivery is anticipated to be in 2008 and early 2009.

The Company’s strong cash flow and unutilized loan facilities position the Company to take advantage of internal and external growth opportunities in its marine transportation and diesel engine services segments.  The marine transportation segment’s external growth opportunities include potential acquisitions of independent inland tank barge operators and captive fleet owners seeking to outsource tank barge requirements.  Increasing the fleet size would allow the Company to improve asset utilization through more backhaul opportunities, faster barge turnarounds, more efficient use of horsepower, barges positioned closer to cargos, less cleaning due to operating more barges with compatible prior cargoes, lower incremental costs due to enhanced purchasing power and minimal incremental administrative staff.  The diesel engine services segment’s external growth opportunities include further consolidation of strategically located diesel service providers, and expanded service capability for other engine and marine gear related products.

The Company anticipates that for the remainder of 2007 and into early 2008, the United States and global economies will remain stable with continued strong demand for the transportation services of the marine transportation segment, as well as continued strong service activity and direct parts sales for the diesel engine services segment.

Acquisitions

On October 1, 2007, the Company purchased nine tank barges from Siemens for $4,500,000 in cash.  The Company had been leasing the barges since 1994 when the leases were assigned to the Company as part of the Company’s purchase of the tank barge fleet of Dow.  Financing of the equipment acquisition was through the Company’s revolving credit facility.

On July 20, 2007, the Company purchased substantially all of the assets of Saunders for $12,369,000 in cash, subject to post-closing inventory and other adjustments, and the assumption of $245,000 of debt.  Saunders, a Gulf Coast high-speed diesel engine services provider, operated factory-authorized full service marine dealerships for Cummins and Detroit Diesel engines, and served as an authorized marine dealer for Caterpillar engines in Alabama.  Financing of the cash portion of the acquisition was through the Company’s revolving credit facility.

On February 23, 2007, the Company purchased the assets of P&S for $1,622,000 in cash, subject to post-closing inventory adjustments.  P&S was a Gulf Coast high-speed diesel engine services provider operating as a factory-authorized marine dealer for Caterpillar in Louisiana.  Financing of the acquisition was through the Company’s revolving credit facility.

On February 13, 2007, the Company purchased from NAK for a net $3,540,000 in cash, the assets and technology to support the Nordberg medium-speed diesel engines used in nuclear applications.  As part of the transaction, Progress Energy and Duke Energy made payments to the Company for non-exclusive rights to the technology and entered into ten-year exclusive parts and service agreements with the Company.  Nordberg engines are used to power emergency diesel generators used in nuclear power plants owned by Progress Energy and Duke Energy.  Financing of the acquisition was through the Company’s revolving credit facility.

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

Results of Operations

The Company reported third quarter 2007 net earnings of $34,430,000, or $.64 per share, on revenues of $302,556,000, compared with 2006 third quarter net earnings of $25,850,000, or $.48 per share, on revenues of $264,612,000.  Net earnings for the 2007 first nine months were $88,989,000, or $1.66 per share, on revenues of $864,775,000, compared with 2006 first nine months net earnings of $72,004,000, or $1.35 per share, on revenues of $732,807,000.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2007 third quarter compared with the third quarter of 2006, the first nine months of 2007 compared with the first nine months of 2006 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2007	%	2006	%	2007	%	2006	%
Marine transportation	$241,329	80%	$211,080	80%	$680,139	79%	$604,551	82%
Diesel engine services	61,227	20	53,532	20	184,636	21	128,256	18
	$302,556	100%	$264,612	100%	$864,775	100%	$732,807	100%

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways.  As of September 30, 2007, the Company operated 913 active inland tank barges, with a total capacity of 17.3 million barrels, compared with 903 active inland tank barges at September 30, 2006, with a total capacity of 17.0 million barrels.   The Company operated an average of 255 active inland towing vessels during the 2007 third quarter and 252 during the 2007 first nine months compared with an average of 242 during the 2006 third quarter and 241 during the 2006 first nine months.  The marine transportation segment owns and operates four offshore dry-bulk barge and tug units engaged in the offshore transportation of dry-bulk cargoes.  The segment also owns a two-thirds interest in Osprey, operator of a barge feeder service for cargo containers between Houston, New Orleans and Baton Rouge, as well as several ports located above Baton Rouge on the Mississippi River.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2007 compared with the three months and nine months ended September 30, 2006 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2007	2006 As Adjusted	% Change	2007	2006 As Adjusted	% Change
Marine transportation revenues	$241,329	$211,080	14%	$680,139	$604,551	13%

Costs and expenses:
Costs of sales and operating expenses	143,232	132,195	8	411,299	380,284	8
Selling, general and administrative	20,925	19,067	10	61,796	56,006	10
Taxes, other than on income	3,020	3,009	―	8,901	9,153	(3)
Depreciation and amortization	18,939	15,492	22	56,200	44,463	26
	186,116	169,763	10	538,196	489,906	10
Operating income	$55,213	$41,317	34%	$141,943	$114,645	24%

Operating margins	22.9%	19.6%		20.9%	19.0%

Marine Transportation Revenues

Marine transportation revenues for the 2007 third quarter and first nine months increased 14% and 13%, respectively, compared with the corresponding 2006 periods, reflecting continued strong petrochemical, black oil products and refined product demand, 2006 year and 2007 first nine months contract and spot market rate increases, labor and producer price index escalators effective January 1, 2007 on multi-year contracts, operating efficiencies from additional horsepower and typical 2007 third quarter and first nine months weather conditions.   The 2006 third quarter and first nine months benefited from unusually favorable weather conditions.  The 2007 second and third quarters also benefited from strong agricultural chemical demand.

Petrochemical transportation demand for the 2007 third quarter and first nine months remained strong as term contract customers, mainly large U.S. petrochemical and refining companies, continued to operate their plants and facilities at high utilization rates, resulting in continued high barge utilization for most products and trade lanes.

Black oil products demand during the 2007 third quarter and first nine months remained strong as refineries continued to operate at close to full capacity, which generated heavy demand for waterborne transportation of heavier residual oil by-products by barge.  Refined petroleum products demand for transportation into the Midwest during the 2007 third quarter and first nine months was stronger than normal.  Agricultural chemical demand was seasonally strong during the 2007 second and third quarter, benefiting from high demand for the movement of liquid fertilizer into the Midwest, partially the result of record United States corn production.

           The Company acquired an additional one-third interest in Osprey in January 2006, increasing the Company’s ownership to 67%, and purchased in March 2006 the remaining 65% of the Dixie Fuels partnership, bringing the Company’s ownership to 100%.  As a result of the acquisitions, the Company began consolidating the results of both entities in the marine transportation segment beginning on their acquisition dates.  During the 2007 third quarter and first nine months, the entities contributed a combined $10,714,000 and $31,333,000, respectively, of marine transportation revenues.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

For the 2007 third quarter, the marine transportation segment incurred 1,444 delay days, 20% more than the 2006 third quarter delay days of 1,200.  For the 2007 first nine months, 5,846 delay days occurred, 16% higher than the 5,049 delay days in the 2006 first nine months.  The 2007 third quarter and first nine months delay days were the result of more typical weather conditions and water levels compared with the third quarter and first nine months of 2006 which had unusually favorable weather conditions and water levels.

During the 2007 third quarter, approximately 80% of marine transportation revenues were under term contracts and 20% were spot market revenues, compared with a 75% term contract and 25% spot market mix for the 2007 first six months, and a 70% term contract and 30% spot market mix for the 2006 third quarter and full year. The increase in the term contract percentage was attributable to heavier demand for transportation services by the Company’s term contract customers.  The 80% contract and 20% spot market mix provides the Company with a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands.  Rates under term contracts renewed during the 2007 third quarter and first nine months increased in the 6% to 10% average range, primarily the result of continued strong industry demand and high utilization of tank barges.  Spot market rates, including fuel, for the 2007 third quarter increased approximately 13% compared with the 2006 third quarter.  Effective January 1, 2007, escalators for labor and the producer price index on a number of multi-year contracts increased rates on those contracts by 4% to 5%.

Marine Transportation Costs and Expenses

Costs and expenses for the 2007 third quarter and first nine months increased 10% compared with the 2006 third quarter and first nine months, reflecting the higher costs and expenses associated with the increased marine transportation demand noted above, coupled with the consolidation of Dixie Fuels effective March 1, 2006.

Costs of sales and operating expenses for the 2007 third quarter and first nine months increased 8% compared with the third quarter and first nine months of 2006, reflecting increased salaries and related expenses, additional expenses associated with the increased demand, higher maintenance expenditures, and increased rates for chartered towboats.  The higher price of diesel fuel consumed, as noted below, resulted in higher fuel costs during the 2007 third quarter.  During the 2007 third quarter, the Company operated an average of 255 towboats compared with 242 during the 2006 third quarter.  For the first nine months of 2007, the Company operated an average of 252 towboats compared with 241 for the 2006 first nine months.  During the 2007 and 2006 third quarters, the Company consumed 13.6 million gallons of diesel fuel.  For the 2007 first nine months, the Company consumed 40.0 million gallons of diesel fuel compared with 40.4 million gallons consumed during the 2006 first nine months.

The average price per gallon of diesel fuel consumed during the 2007 third quarter was $2.21 compared with $2.08 per gallon for the third quarter of 2006, and $1.96 per gallon for the 2007 first nine months compared with $1.97 per gallon for the 2006 first nine months.  Fuel escalation clauses are included in term contracts that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before the contracts are adjusted.  Spot market contracts do not have escalators for fuel.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Selling, general and administrative expenses for the 2007 third quarter and first nine months increased 10% compared with the corresponding 2006 periods.  The increases primarily reflected the January 1, 2007 salary increases and related expenses, higher legal and professional fees, higher employee incentive compensation accruals, and the consolidation of Dixie Fuels effective March 1, 2006.

Taxes, other than on income, for the 2007 third quarter were flat compared with the 2006 third quarter and for the first nine months of 2007 decreased 3% compared with the corresponding 2006 period, primarily reflecting a 2.3 cent per gallon reduction in the waterway user tax on propulsion fuel used by vessels engaged in trade along the inland waterways that are maintained by the United States Army Corps of Engineers.  The rate reduction in the waterway user tax resulted from the elimination on January 1, 2007 of a 2.3 cent per gallon transportation fuel tax for deficit reduction.

Depreciation and amortization for the 2007 third quarter increased 22% compared with the third quarter of 2006.  For the 2007 first nine months, depreciation and amortization increased 26% compared with the 2006 first nine months.  The increase for both periods was primarily attributable to increased capital expenditures, including new tank barges and towboats, as well as increased depreciation and amortization from the purchases of the Coastal, Cypress, Midland and Shipyard tank barges and Capital towboats, and the consolidation of Dixie Fuels effective March 1, 2006.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2007 third quarter increased 34% compared with the 2006 third quarter.  For the 2007 first nine months, the segment’s operating income increased 24% compared with the first nine months of 2006.  The marine transportation operating margin for the 2007 third quarter increased to 22.9% compared with 19.6% for the third quarter of 2006 and 20.9% for the 2007 first nine months compared with 19.0% for the 2006 first nine months.  Continued strong demand, higher contract and spot market pricing, the January 1, 2007 escalators on numerous multi-year contracts and operating efficiencies from additional horsepower positively impacted the operating income and operating margin.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2007 compared with the three months and nine months ended September 30, 2006 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
Diesel engine services revenues	$61,227	$53,532	14%	$184,636	$128,256	44%

Costs and expenses:
Costs of sales and operating expenses	43,106	36,808	17	131,246	90,293	45
Selling, general and administrative	7,358	7,588	(3)	21,080	16,150	31
Taxes, other than on income	203	120	69	638	343	86
Depreciation and amortization	1,085	824	32	2,976	1,638	82
	51,752	45,340	14	155,940	108,424	44
Operating income	$9,475	$8,192	16%	$28,696	$19,832	45%

Operating margins	15.5%	15.3%		15.5%	15.5%

Diesel Engine Services Revenues

Diesel engine services revenues for the 2007 third quarter increased 14% compared with the third quarter of 2006 and 44% for the 2007 first nine months compared with the first nine months of 2006.  Both 2007 periods were positively impacted by the acquisitions of Global, MES, P&S and Saunders, all high-speed Gulf Coast service companies, purchased in June 2006, July 2006, February 2007 and July 2007, respectively.  Service activity and parts sales remained strong in the medium-speed marine, power generation and railroad markets, and high-speed marine market.  The segment also benefited from higher service rates and parts pricing implemented in both its medium-speed and high-speed markets during 2006 and in the 2007 first nine months.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2007 third quarter increased 14% compared with the 2006 third quarter and 44% for the 2007 first nine months compared with the first nine months of 2006.  The significant increase in each cost and expense category was primarily attributable to the Global, MES, P&S and Saunders acquisitions.  In addition, increases in costs of sales and operating expenses reflected the higher service and parts sales activity noted above, as well as increases in salaries and other related benefit expenses effective January 1, 2007.  Selling, general and administrative expenses also reflected an increase in salaries and related benefit expenses effective January 1, 2007, and higher professional fees.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2007 third quarter and first nine months increased 16% and 45%, respectively, compared with the corresponding periods of 2006.   The operating margin for the 2007 third quarter was 15.5% compared with 15.3% for the third quarter of 2006 and 15.5% for the 2007 and 2006 first nine months.  The improved operating margin for the 2007 third quarter resulted from higher service rates and parts pricing implemented during 2006 and the 2007 first nine months, coupled with favorable labor utilization from combining medium-speed and high-speed capabilities.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

General Corporate Expenses

General corporate expenses for the 2007 third quarter were $3,427,000, or 7% higher than the third quarter of 2006.  For the first nine months of 2007, general corporate expenses were $9,596,000, a 6% increase when compared with the first nine months of 2006.  The increase for both comparable 2007 periods reflected increases in salaries and related expenses effective January 1, 2007, higher legal and professional fees and higher employee incentive compensation accruals.

Loss (Gain) on Disposition of Assets

The Company reported a net gain on disposition of assets of $30,000 for the 2007 third quarter compared with a net gain of $255,000 for the 2006 third quarter.  For the 2007 first nine months, the Company reported a net loss on disposition of assets of $531,000 compared with a net gain of $1,197,000 for the first nine months of 2006.  The net gain and loss were predominantly from the retirement and sale of marine equipment.

Other Income and Expenses

The following table sets forth equity in earnings of marine affiliates, other income (expense) and interest expense for the three months and nine months ended September 30, 2007 compared with the three months and nine months ended September 30, 2006 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
Equity in earnings of marine affiliates	$22	$88	(75)%	$225	$641	(65)%
Other expense	$(274)	$(389)	(30)%	$(682)	$(457)	49%
Interest expense	$(5,236)	$(4,503)	16%	$(15,826)	$(10,505)	51%

Equity in Earnings of Marine Affiliates

Equity in earnings of marine affiliates for the 2007 third quarter and first nine months was $22,000 and $225,000, respectively, consisting primarily of the Company’s 50% ownership of a fleeting operation.  For the 2006 third quarter, equity in earnings of marine affiliates of $88,000 consisted of a 50% owned fleeting operation and the 2006 first nine months of $641,000 also included the Company’s portion of the January and February 2006 earnings from the 35% ownership of Dixie Fuels.  On March 1, 2006, the Company purchased the remaining 65% interest in Dixie Fuels and the results for March 2006 through September 2006 and subsequent periods have been consolidated.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Interest Expense

Interest expense for the 2007 third quarter and first nine months increased 16% and 51%, respectively, compared with the third quarter and first nine months of 2006, primarily the result of additional borrowings under the Company’s revolving credit facility to fund the 2006 acquisitions of Global and MES, the 2007 first quarter acquisitions of Cypress and Coastal, and the 2007 third quarter acquisition of Saunders.  The average debt and average interest rate for the 2007 and 2006 third quarters, including the effect of interest rate swaps, were $349,226,000 and 5.9%, and $300,929,000 and 6.0%, respectively.  For the first nine months of 2007 and 2006, the average debt and average interest rate, including the effect of interest rate swaps, were $357,075,000 and 5.9%, and $240,827,000 and 6.0%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of September 30, 2007 were $1,407,275,000, an 11% increase compared with $1,271,119,000 as of December 31, 2006.  The following table sets forth the significant components of the balance sheet as of September 30, 2007 compared with December 31, 2006 (dollars in thousands):

	September 30,	December 31,
	2007	2006	% Change
Assets:
Current assets	$266,286	$249,592	7%
Property and equipment, net	880,239	766,606	15
Investment in marine affiliates	1,881	2,264	(17)
Goodwill, net	229,119	223,432	3
Other assets	29,750	29,225	2
	$1,407,275	$1,271,119	11%
Liabilities and stockholders’ equity:
Current liabilities	$173,174	$166,867	4%
Long-term debt – less current portion	332,714	309,518	7
Deferred income taxes	128,229	125,943	2
Minority interest and other
long-term liabilities	40,917	36,796	11
Stockholders’ equity	732,241	631,995	16
	$1,407,275	$1,271,119	11%

Current assets as of September 30, 2007 increased 7% compared with December 31, 2006, primarily reflecting a 13% increase in trade accounts receivable due to increased marine transportation and diesel engine services revenues related to higher business activity levels.  Other accounts receivable decreased 57% reflecting the release of $7,000,000 escrowed in the Global acquisition to secure the obligations of the sellers of Global under the purchase agreement.  The release of the $7,000,000 from escrow was offset by a corresponding $7,000,000 reduction in accrued liabilities.  The 13% increase in inventory – finished goods for the diesel engine services segment reflected inventory acquired with the P&S and Saunders acquisitions and higher inventory levels in support of service projects to be delivered in the 2007 fourth quarter.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Property and equipment, net of accumulated depreciation, at September 30, 2007 increased 15% compared with December 31, 2006.  The increase reflected $123,027,000 of capital expenditures for the 2007 first nine months, more fully described under Capital Expenditures below, the fair value of the property and equipment acquired in the Global, MES, Cypress, Coastal, P&S, Shipyard and Saunders acquisitions of $45,493,000, the purchase of three towboats for $2,496,000, less $55,295,000 of depreciation expense for the 2007 first nine months, reclassification of $743,000 of property to other current assets as assets held for sale, and $1,345,000 of property disposals during the 2007 first nine months.

Goodwill, net as of September 30, 2007 increased 3% compared with December 31, 2006, reflecting the goodwill recorded in the Global, P&S and Saunders acquisitions.

Current liabilities as of September 30, 2007 increased 4% compared with December 31, 2006.    Income taxes payable increased 229% due to the timing of estimated federal tax payments, and accounts payable increased 3% due to higher marine transportation and diesel engine service levels and higher shipyard accruals.  Accrued liabilities decreased 4%, primarily from the payment during the 2007 first nine months of employee incentive compensation accrued during 2006 and the elimination of the liability associated with the $7,000,000 Global escrow that was released during the 2007 second quarter.  The liability recorded for the $7,000,000 escrow was offset by a corresponding receivable as discussed above.  The decreases were partially offset by employee incentive compensation accrued during 2007, and an increase in accrued marine and medical insurance claims.

Long-term debt, less current portion, as of September 30, 2007 increased 7% compared with December 31, 2006.  During the 2007 first nine months, the Company made capital expenditures of $123,027,000 and spent $61,766,000 on acquisitions using net cash provided by operating activities of $155,838,000, proceeds from the exercise of stock options of $4,706,000 and proceeds from the disposition of assets of $813,000.

Deferred income taxes as of September 30, 2007 increased 2% compared with December 31, 2006, primarily due to the 2007 first nine months deferred tax provision of $690,000, the recording of $1,152,000 of state and federal deferred taxes associated with the Coastal acquisition and deferred tax liabilities of $885,000 related to the Company’s defined benefit plans.  The deferred state and federal tax liability related to the Coastal acquisition was recorded to reflect the tax effect of the difference in the financial basis of the assets over the tax basis.

Minority interests and other long-term liabilities as of September 30, 2007 increased 11% compared with December 31, 2006, primarily due to pension plan accruals and the recording of a $806,000 increase in the fair value of interest rate collar and swap agreements, more fully described under Long-Term Financing below.

Stockholders’ equity as of September 30, 2007 increased 16% compared with December 31, 2006.  The increase was the result of $88,989,000 of net earnings for the first nine months of 2007, a $8,413,000 decrease in treasury stock, an increase of $2,411,000 in additional paid-in capital and an increase of $433,000 in accumulated other comprehensive income.  The decrease in treasury stock and increase in additional paid-in capital were attributable to the exercise of stock options and the issuance of restricted stock.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Long-Term Financing

The Company has an unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JP Morgan Chase Bank as the agent bank.  On June 14, 2006, the Company increased the Revolving Credit Facility to $250,000,000 from a previous $150,000,000 facility, and extended the maturity date to June 14, 2011 from the previous maturity date of December 9, 2007.  The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment.  As of September 30, 2007, the Company had $130,650,000 of borrowings outstanding under the Revolving Credit Facility.  The average borrowing under the Revolving Credit Facility during the 2007 third quarter and first nine months were $146,211,000 and $153,653,000, respectively, computed by averaging the daily balance, and the weighted average interest rate for both periods was 5.9%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit facility borrowing.  The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit, of which $1,294,000 was outstanding as of September 30, 2007.  The Company was in compliance with all Revolving Credit Facility covenants as of September 30, 2007.

The Company has $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013.  The 2005 Senior Notes pay interest quarterly at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.5%.  The 2005 Senior Notes are callable, at the Company’s option, at par.  No principal payments are required until maturity in February 2013.  As of September 30, 2007, $200,000,000 was outstanding under the 2005 Senior Notes and the average interest rate was 6.0%, computed by dividing the interest expense under the 2005 Senior Notes by the average 2005 Senior Notes borrowings of $200,000,000.  The Company was in compliance with all 2005 Senior Notes covenants at September 30, 2007.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit.  The Credit Line was reduced from $10,000,000 to $5,000,000 in June 2006, with a maturity date of June 30, 2008.  The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued.  The Company did not have any borrowings outstanding under the Credit Line as of September 30, 2007.  Outstanding letters of credit under the Credit Line were $580,000 as of September 30, 2007.

The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate debt with a maturity of nine months or longer.  The current $121,000,000 available balance, subject to mutual agreement to terms, as of September 30, 2007 may be used for future business or equipment acquisitions, working capital requirements and reductions of the Company’s Revolving Credit Facility and 2005 Senior Notes.  As of September 30, 2007, there were no outstanding debt securities under the shelf registration.

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements.  The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings.  As of September 30, 2007, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

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

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2007 first nine months.  At September 30, 2007, the fair value of the interest rate collar and swap agreements was $2,624,000, of which $506,000 and $3,130,000 were recorded as other assets and other long-term liabilities, respectively, for swap maturities greater than twelve months.  The Company has recorded in interest expense, net losses (gains) related to the interest rate collar and swap agreements of $178,000 and $(122,000) for the three months ended September 30, 2007 and 2006, respectively, and $478,000 and $81,000 for the nine months ended September 30, 2007 and 2006, respectively.  Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt.  The Company anticipates $2,000 of net gains included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates.  Fair value amounts were determined as of September 30, 2007 and 2006 based on quoted market values of the Company’s portfolio of derivative instruments.

Capital Expenditures

Capital expenditures for the 2007 first nine months were $123,027,000, of which $57,033,000 was for construction of new tank barges and towboats, and $65,994,000 was primarily for upgrading of the existing marine transportation fleet.   Financing of the construction of the new tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

A summary of the new tank barge construction follows:

			Expended							Placed in Service
Contract	No. of	Total	($ in millions)							(Barrels in thousands)
Date	Barges	Capacity	2004		2005	2006	2007		Total	2005	2006	2007*	2008*	2009*
June 2004	11	330,000	$	―	$24.6	$.1	$	―	$24.7	330	―	―	―	―
July 2004	7	210,000		3.9	10.9	.2		―	15.0	180	30	―	―	―
Nov. 2004	20	200,000		―	21.9	1.4		―	23.3	200	―	―	―	―
July 2005	10	300,000		―	3.7	11.6		4.2	19.5	―	180	120	―	―
July 2005	13	390,000		―	―	28.4		―	28.4	―	390	―	―	―
Mar. 2006	12	360,000		―	―	2.4		28.0	30.4	―	―	360	―	―
April 2006	8	240,000		―	―	1.4		7.3	17.8 Est.	―	―	90	150	―
June 2006	2	20,000		―	―	1.8		.9	2.7	―	―	20	―	―
Oct. 2006	6	60,000		―	―	1.7		4.7	8.3 Est.	―	―	50	10	―
Feb. 2007	1	30,000		―	―	―		―	2.8 Est.	―	―	30	―	―
Feb. 2007	12	360,000		―	―	―		―	36.5 Est.	―	―	―	360	―
Aug. 2007	6	60,000		―	―	―		.8	8.7 Est.	―	―	―	60	―
Unsigned	2	20,000		―	―	―		―	2.9 Est.	―	―	―	10	10

* Based on current or expected construction schedule

A summary of the new towboat construction follows:

				Expended
Contract	No. of			($ in millions)				Placed in Service
Date	Towboats	Horsepower	Market	2005	2006	2007	Total	2006	2007*	2008*	2009*
Dec. 2005	4	2100	River	$3.2	$6.8	$4.9	$14.9	1	3	―	―
Aug. 2006	4	1800	Canal	―	2.8	5.1	14.6 Est.	―	2	2	―
Mar. 2007	4	1800	Canal	―	―	1.1	13.2 Est.	―	―	4	―
June 2007	2	1800	Canal	―	―	―	6.6 Est.	―	―	1	1
Aug. 2007	2	1800	Canal	―	―	―	6.6 Est.	―	―	―	2

* Based on current or expected construction schedule

Funding for future capital expenditures and new barge and towboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Treasury Stock Purchases

During the 2007 first nine months, the Company did not purchase any treasury stock.  As of November 2, 2007, the Company had 2,258,000 shares available under its existing repurchase authorization.  Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility.  The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions.  When purchasing its common stock, the Company is subject to price, trading volume and other market considerations.  Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $155,838,000 during the nine months ended September 30, 2007, 51% higher than the $103,201,000 generated during the nine months ended September 30, 2006.  The increase in the 2007 versus 2006 first nine months reflected stronger earnings in 2007 versus 2006, higher depreciation and amortization expense attributable to the new construction program and acquisitions, and lower negative cash flows resulting from changes in operating assets and liabilities.   The decrease in cash flows from changes in operating assets and liabilities was lower in the 2007 first nine months compared to the 2006 first nine months primarily due to the timing of federal income tax payments, including a 2006 tax year refund carryover to 2007 and the settlement in 2006 of the audit of the Company’s 2002 through 2004 federal tax returns with the Internal Revenue Service.  In addition, the smaller decrease included higher employee incentive compensation accruals, partially offset by an increase in accounts receivable attributable to higher marine transportation and diesel engine service activity levels.

Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings associated with each of the above and other operating requirements.  In addition to net cash flow provided by operating activities, the Company also had available  as  of  November 1, 2007 $144,356,000  under its Revolving Credit Facility and $121,000,000 under its  shelf  registration  program,  subject  to  mutual  agreement  on  terms, and $4,420,000 available under its Credit Line.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The Company has issued guaranties or obtained stand-by letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business.  The aggregate notional value of these instruments is $6,228,000 at September 30, 2007, including $5,101,000 in letters of credit and debt guarantees, and $1,127,000 in performance bonds, of which $683,000 relates to contingent legal obligations which are covered by the Company’s liability insurance program in the event the obligations are incurred.  All of these instruments have an expiration date within four years.  The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements.  The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings.  As of September 30, 2007, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2007 first nine months.  At September 30, 2007, the fair value of the interest rate collar and swap agreements was $2,624,000, of which $506,000 and $3,130,000 were recorded as other assets and other long-term liabilities, respectively, for swap maturities greater than twelve months.  The Company has recorded in interest expense, net losses (gains) related to the interest rate collar and swap agreements of $178,000 and $(122,000) for the three months ended September 30, 2007 and 2006, respectively, and $478,000 and $81,000 for the nine months ended September 30, 2007 and 2006, respectively.  Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt.  The Company anticipates $2,000 of net gains included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates.  Fair value amounts were determined as of September 30, 2007 and 2006 based on quoted market values of the Company’s portfolio of derivative instruments.

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

Dated:                      November 2, 2007