Form 10-K
period 2007-12-31
KIRBY CORP
filed 2008-02-27
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by nonaffiliates of the registrant as of June 30, 2007, based on the closing sales price of such stock on the New York Stock Exchange on June 29, 2007 was $1,868,026,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of February 27, 2008, 53,727,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held April 22, 2008, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

PART I

Item 1.	Business

THE COMPANY

Kirby Corporation (the “Company”) was incorporated in Nevada on January 31, 1969 as a subsidiary of Kirby Industries, Inc. (“Industries”). The Company became publicly owned on September 30, 1976 when its common stock was distributed pro rata to the stockholders of Industries in connection with the liquidation of Industries. At that time, the Company was engaged in oil and gas exploration and production, marine transportation and property and casualty insurance. Since then, through a series of acquisitions and divestitures, the Company has become primarily a marine transportation and diesel engine services company and is no longer engaged in the oil and gas or the property and casualty insurance businesses. In 1990, the name of the Company was changed from “Kirby Exploration Company, Inc.” to “Kirby Corporation” because of the changing emphasis of its business.

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

The Company and its marine transportation and diesel engine services segments have approximately 3,100 employees, all of whom are in the United States.

The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the principal activities of the Company for the years indicated (in thousands):

	2007	2006	2005

Revenues from unaffiliated customers:
Marine transportation	$928,834	$807,216	$685,999
Diesel engine services	243,791	177,002	109,723

Consolidated revenues	$1,172,625	$984,218	$795,722

Operating profits:
Marine transportation	$196,112	$153,225	$119,291
Diesel engine services	37,948	26,374	12,874
General corporate expenses	(12,889)	(11,665)	(10,021)
Gain (loss) on disposition of assets	(383)	1,436	2,360

	220,788	169,370	124,504
Equity in earnings of marine affiliates	266	707	1,933
Loss on debt retirement	—	—	(1,144)
Other expense	(221)	(116)	(319)
Minority interests	(717)	(558)	(1,069)
Interest expense	(20,284)	(15,201)	(12,783)

Earnings before taxes on income	$199,832	$154,202	$111,122

Identifiable assets:
Marine transportation	$1,199,869	$1,047,264	$928,408
Diesel engine services	213,062	205,281	55,113

	1,412,931	1,252,545	983,521
Investment in marine affiliates	1,921	2,264	11,866
General corporate assets	15,623	16,310	30,161

Consolidated assets	$1,430,475	$1,271,119	$1,025,548

MARINE TRANSPORTATION

The marine transportation segment is primarily a provider of transportation services by barge for the inland and offshore markets. As of February 27, 2008, the equipment owned or operated by the marine transportation segment comprised 913 active inland tank barges, 258 active inland towboats, four offshore dry-cargo barges, four offshore tugboats and one offshore shifting tugboat with the following specifications and capacities:

	Number	Average age	Barrel
Class of equipment	in class	(in years)	capacities

Inland tank barges:
Active:
Regular double hull:
20,000 barrels and under	412	27.2	4,795,000
Over 20,000 barrels	403	18.6	10,971,000
Specialty double hull	87	32.9	1,281,000
Single hull:
Double side single bottom	4	28.6	73,000
20,000 barrels and under	2	46.6	34,000
Over 20,000 barrels	5	32.4	158,000

Total active inland tank barges	913	24.0	17,312,000

Inactive	53	35.7	914,000

Inland towing vessels:
Inland towboats:
Active (owned and chartered):
Less than 800 horsepower	1	39.0
800 to 1300 horsepower	124	30.4
1400 to 1900 horsepower	84	29.7
2000 to 2400 horsepower	16	20.3
2500 to 3200 horsepower	17	34.5
3300 to 4900 horsepower	12	31.5
Greater than 5200 horsepower	2	35.0
Spot charters (chartered trip to trip)	2	—

Total active inland towboats	258	30.0

Inactive	2	21.0

			Deadweight
			Tonnage

Offshore dry-cargo barges	4	27.9	70,000

Offshore tugboats and shifting tugboat	5	30.7

The 258 active inland towboats, four offshore tugboats and one offshore shifting tugboat provide the power source and the 913 active inland tank barges and four offshore dry-cargo barges provide the freight capacity. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to 25 tank barges, depending upon the horsepower of the towboat, the river or canal capacity and conditions, and customer requirements. The Company’s offshore tows consist of one tugboat and one dry-cargo barge.

Marine Transportation Industry Fundamentals

The United States inland waterway system, composed of a network of interconnected rivers and canals that serve the nation as water highways, is one of the world’s most efficient transportation systems. The nation’s waterways are vital to the United States distribution system, with over 1.1 billion short tons of cargo moved annually on United States shallow draft waterways. The inland waterway system extends approximately 26,000 miles, 12,000 miles of which are generally considered significant for domestic commerce, through 38 states, with 635 shallow draft ports. These navigable inland waterways link the United States heartland to the world.

Based on cost and safety, inland barge transportation is often the most efficient and safest means of transporting bulk commodities compared with railroads and trucks. The cargo capacity of a 90,000 barrel three barge tow is the equivalent of 150 railroad tank cars or 470 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 260 railroad tank cars or approximately 825 tractor-trailer tank trucks. The 260 railroad tank cars would require a freight train approximately 2 3/4 miles long and the 825 tractor-trailer tank trucks would stretch approximately 35 miles, assuming a safety margin of 150 feet between the trucks. The Company’s active tank barge fleet capacity of 17.3 million barrels equates to approximately 29,000 railroad tank cars or approximately 90,700 tractor-trailer tank trucks. In addition, studies comparing inland water transportation to railroads and trucks have proven shallow draft water transportation to be the most energy efficient and environmentally friendly method of moving bulk materials. One ton of bulk product can be carried 576 miles by inland barge on one gallon of fuel, compared with 413 miles by railroad or 155 miles by truck.

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

The number of tank barges that operate on the inland waterways of the United States declined from approximately 4,200 in 1982 to approximately 2,900 in 1993, remained relatively constant at 2,900 until 2002, and has ranged between 2,750 and 2,900 since 2003. The Company believes the decrease from 4,200 in 1982 to 2,900 today primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government regulations and programs supporting the many new small refineries and a proliferation of oil traders which created a strong demand for tank barge services; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets. The cost of tank barge hull work for required periodic

United States Coast Guard (“USCG”) certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs.

The United States tank barge industry experienced an overcapacity of inland tank barges for over 20 years, with supply exceeding industry demand. This overcapacity significantly reduced new tank barge construction, which in turn led to reduced ability to manufacture tank barges. The United States has a mature inland tank barge fleet. Improved technology in steel coating and paint has added to the life expectancy of inland tank barges. In recent years, new tank barge construction has approximated retirements. For 2007, the Company believes that 137 tank barges were delivered and an estimated 80 were retired. Although prices for the construction of tank barges have risen over the past several years, because of the increased cost of steel among other factors, several competitors of the Company have announced they intend to increase their tank barge fleets. In the short to medium term, the Company believes the current strong tank barge transportation marketplace will absorb the additional capacity which the industry is building. However, over the longer term, sustained favorable market conditions could stimulate additional new construction and an oversupply of barges could exist following periods of strong demand for barge transportation. Decreasing the risk of an oversupply of barges is the fact that the tank barge industry has a mature fleet, with approximately 850 of the tank barges over 30 years old and 450 of those over 35 years old.

The average age of the nation’s tank barge fleet is 23 years, with 21% of the fleet built in the last 10 years. Single hull barges comprise approximately 5% of the nation’s tank barge fleet, with an average age of 35 years. Single hull barges are being driven from the nation’s tank barge fleet by market forces, stringent environmental regulations and rising maintenance costs. Single hull tank barges are required by current federal law to be retrofitted with double hulls or phased out of domestic service by 2015.

In September 2002, the USCG issued new regulations that required the installation of tank level monitoring devices on all single hull tank barges by October 17, 2007, a deadline later extended to July 21, 2008, although subsequent legislation has granted the USCG discretion to modify or withdraw the requirement. With the new regulations, coupled with a market bias against single hull tank barges, the Company plans to retire all of its single hull tank barges in 2008, and the new regulations and market bias may result in reduced lives for single hull tank barges industry wide. As of February 27, 2008, the Company owned or operated 32 single hull and double side single bottom tank barges, of which 11 were active.

The Company’s marine transportation segment is also engaged in offshore dry-cargo barge operations transporting dry-bulk cargoes. Such cargoes are transported primarily between domestic ports along the Gulf of Mexico.

The Company’s marine transportation segment owns a two-thirds interest in Osprey Line, L.L.C. (“Osprey”), operator of a barge feeder service for cargo containers between Houston and New Orleans, as well as several ports located above Baton Rouge on the Mississippi River.

Competition in the Inland Tank Barge Industry

The inland tank barge industry remains very competitive. Competition in this business has historically been based primarily on price; however, the industry’s customers, through an increased emphasis on safety, the environment, quality and a trend toward a “single source” supply of services, are more frequently requiring that their supplier of inland tank barge services have the capability to handle a variety of tank barge requirements, offer distribution capability throughout the inland waterway system, and offer flexibility, safety, environmental responsibility, financial responsibility, adequate insurance and quality of service consistent with the customer’s own operational standards. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 913 active tank barges as of February 27, 2008.

The Company’s direct competitors are primarily noncaptive inland tank barge operators. “Captive” fleets are owned by major oil and/or petrochemical companies which occasionally compete in the inland tank barge market, but primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. It currently operates approximately 31% of the total number of domestic inland tank barges.

While the Company competes primarily with other tank barge companies, it also competes with companies who operate refined product and petrochemical pipelines, railroad tank cars and tractor-trailer tank trucks. As noted above, the Company believes that inland marine transportation of bulk liquid products of adequate volume enjoys a substantial cost advantage over railroad and truck transportation. The Company believes that refined product and petrochemical pipelines, although often a less expensive form of transportation than inland tank barges, are not as adaptable to diverse products and are generally limited to fixed point-to-point distribution of commodities in high volumes over extended periods of time.

Marine Transportation Acquisitions

On October 1, 2007, the Company purchased nine inland tank barges from Siemens Financial, Inc. (“Siemens”) for $4,500,000 in cash. The Company had been leasing the barges since 1994 when the leases were assigned to the Company as part of the Company’s purchase of the tank barge fleet of The Dow Chemical Company (“Dow”).

On January 3, 2007, the Company purchased the stock of Coastal Towing, Inc. (“Coastal”), the owner of 37 inland tank barges, for $19,474,000 in cash. The Company had been operating the Coastal tank barges since October 2002 under a barge management agreement.

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

Effective January 1, 2006, the Company acquired an additional one-third interest in Osprey, increasing the Company’s ownership to a two-thirds interest. Osprey, formed in 2000, operates a barge feeder service for cargo containers between Houston and New Orleans, as well as several ports located above Baton Rouge on the Mississippi River.

On June 24, 2005, the Company purchased American Commercial Lines Inc.’s (“ACL”) black oil products fleet of 10 inland tank barges for $7,000,000 in cash.

Products Transported

During 2007, the Company’s marine transportation segment moved over 60 million tons of liquid cargo on the United States inland waterway system. Products transported for its customers comprised the following: petrochemicals, black oil products, refined petroleum products and agricultural chemicals.

Petrochemicals.  Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene and caustic soda, all consumed in the production of paper, fibers and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented approximately 66% of the segment’s 2007 revenues. Customers shipping these products are refining and petrochemical companies.

Black Oil Products.  Black oil products transported include such products as asphalt, residual fuel oil, No. 6 fuel oil, coker feedstock, vacuum gas oil, carbon black feedstock, crude oil and ship bunkers (ship engine fuel). Such products represented approximately 19% of the segment’s 2007 revenues. Black oil customers are refining companies, marketers and end users that require the transportation of black oil products between refineries and storage terminals. Ship bunkers customers are oil companies and oil traders in the bunkering business.

Refined Petroleum Products.  Refined petroleum products transported include the various blends of finished gasoline, jet fuel, No. 2 oil, naphtha, heating oil and diesel fuel, and represented approximately 11% of the segment’s 2007 revenues. Customers are oil and refining companies and marketers.

Agricultural Chemicals.  Agricultural chemicals transported represented approximately 4% of the segment’s 2007 revenues. They include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of domestic and foreign producers of such products.

Demand Drivers in the Inland Tank Barge Industry

Demand for inland tank barge transportation services is driven by the production volumes of the bulk liquid commodities transported by barge. Demand for inland marine transportation of the segment’s four primary commodity groups, petrochemicals, black oil products, refined petroleum products and agricultural chemicals, is based on differing circumstances. While the demand drivers of each commodity are different, the Company has the flexibility in many cases of re-allocating equipment between the petrochemical and refined products markets as needed.

Bulk petrochemical volumes generally track the general domestic economy and correlate to the United States Gross Domestic Product. Volumes also track the production volumes of United States petrochemical plants whose products may also be exported. These products are used in consumer goods, automobiles, housing and textiles. The other significant component of petrochemical production consists of gasoline blending components, the demand for which closely parallels United States gasoline consumption.

The demand for black oil products, including ship bunkers, varies with the type of product transported. Demand for transportation of residual oil, a heavy by-product of refining operations, varies with refinery utilization. Asphalt shipments are generally seasonal, with higher volumes shipped during April through November, months when weather allows for efficient road construction. Carbon black feedstock shipments generally track the general domestic economy and are used in the production of automobiles and related parts, and in housing applications. Other black oil shipments are more constant and service the United States oil refineries.

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

Demand for marine transportation of agricultural fertilizer is directly related to domestic nitrogen-based liquid fertilizer consumption, driven by the production of corn, cotton and wheat. The manufacturing of nitrogen-based liquid fertilizer in the United States is curtailed significantly in periods of high natural gas prices. During these periods, imported products, which normally involve longer barge trips, replace the domestic products to meet Midwest and south Texas demands. Such products are delivered to the numerous small terminals and distributors throughout the United States farm belt.

Marine Transportation Operations

The marine transportation segment operates a fleet of 913 active inland tank barges and 258 active inland towboats. The segment also owns and operates four offshore dry-cargo barges, four offshore tugboats and one offshore shifting tugboat, and a small bulk liquid terminal.

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

The marine transportation segment moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 913 active tank barges currently operated, 717 are petrochemical and refined products barges, 116 are black oil barges, 65 are pressure barges, 10 are refrigerated anhydrous ammonia barges and five are specialty barges. Of the 913 active tank barges, 864 are owned by the Company and 49 are leased.

The fleet of 258 active inland towboats ranges from 600 to 6100 horsepower. Of the 258 active inland towboats, 172 are owned by the Company and 86 are chartered. Towboats in the 600 to 1900 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1400 to 6000 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3600 horsepower are typically used on the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 to 30,000 tons.

Marine transportation services are conducted under long-term contracts, ranging from one to five years with renewal options, with customers with whom the Company has traditionally had long-standing relationships, as well as under spot contracts. During the 2007 first half, approximately 75% of marine transportation revenues were derived from term contracts and 25% from spot market movements. During the 2007 second half, approximately 80% of marine transportation revenues were from term contracts and 20% from spot market movements. This compares with 2006 when 70% of marine transportation revenues were from term contracts and 30% from spot market movements. The increase during 2007 in the term contract percentage was attributable to heavier demand for marine transportation services by the Company’s term contract customers.

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

Kirby Logistics Management Division (“KLM”) provides shore tankering services for barge transfers, marine dock operations, railroad tank car and tank truck loading and unloading, tank farm operations, and other ancillary functions, including railroad switching operations. KLM services the Company and third parties. KLM serves three regional areas; the Gulf Coast region (Brownsville, Texas, to Pensacola, Florida); the Mississippi River region (Baton Rouge, Louisiana, to Memphis, Tennessee); and the Ohio Valley region (Paducah, Kentucky, to Pittsburg, Pennsylvania). During 2007, approximately 152 KLM tankermen conducted more than 32,000 barge transfers and provided more than 135 operators for in-plant services for petrochemical companies, refineries and terminal operators.

The Company owns a two-thirds interest in Osprey, which operates a barge feeder service for cargo containers between Houston and New Orleans, as well as several ports located above Baton Rouge on the Mississippi River.

Offshore Operations.  The segment’s offshore operations are conducted through a wholly owned subsidiary, Dixie Offshore Transportation Company (“Dixie Offshore”). Dixie Offshore owns and operates a fleet of four ocean-going dry-bulk barges, four ocean-going tugboats and one offshore shifting tugboat. On March 1, 2006, Dixie Offshore purchased from PFC the remaining 65% interest in Dixie Fuels. Dixie Fuels was owned 65% by PFC and 35% by the Company. Dixie Offshore operates primarily under term contracts of affreightment, including a contract that expires in 2010 with PFC to transport coal across the Gulf of Mexico to PFC’s power generation facility at Crystal River, Florida.

Dixie Offshore also has a long-term contract with Holcim (US) Inc. (“Holcim”) to transport Holcim’s limestone requirements from a facility adjacent to the PFC facility at Crystal River to Holcim’s plant in Theodore, Alabama. The Holcim contract, which expires in 2010, provides cargo for a portion of the return voyage for the vessels that carry coal to PFC’s Crystal River facility. Dixie Offshore is also engaged in the transportation of coal, fertilizer and other bulk cargoes on a short-term basis between domestic ports and occasionally the transportation of grain from domestic ports to ports primarily in the Caribbean Basin.

Contracts and Customers

Marine transportation services are conducted under term contracts, ranging from one to five years with renewal options, with customers whom the Company has traditionally had long-standing relationships, as well as under spot contracts. The majority of the marine transportation contracts with its customers are for terms of one year. Most customers have been customers of the Company’s marine transportation segment for several years and management anticipates continued relationships; however, there is no assurance that any individual contract will be renewed.

A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate or at a daily rate. The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. The Company typically maintains a higher mix of term contracts to spot contracts to provide the Company with a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customer’s peak demands. During the 2007 first half, approximately 75% of marine transportation revenues were derived from term contracts and 25% from spot market movements. During the 2007 second half, approximately 80% of marine transportation revenues were from term contracts and 20% from spot market movements. This compares with 2006 when 70% of marine transportation revenues were from term contracts and 30% from spot market movements.

SeaRiver Maritime, Inc. (“SeaRiver”), the United States transportation affiliate of Exxon Mobil Corporation, with which the Company has a contract through 2013, including renewal options, accounted for 10% of the Company’s revenues in 2007, 12% in 2006 and 13% in 2005. Dow, with which the Company has a contract through 2016, including renewal options, accounted for 10% of the Company’s revenues in 2007, 11% in 2006 and 12% in 2005.

Employees

The Company’s marine transportation segment has approximately 2,400 employees, of which approximately 1,500 are vessel crew members. None of the segment’s operations are subject to collective bargaining agreements.

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

The Company paid during 2007 a federal fuel tax of 20.1 cents per gallon consisting of a .1 cent per gallon leaking underground storage tank tax and a 20 cents per gallon waterway user tax. In 2006, the Company paid 22.4 cents per gallon, including a 2.3 cents per gallon transportation fuel tax for deficit reduction which was eliminated on January 1, 2007.

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

One of the most important requirements under the OPA is that all newly constructed tank barges engaged in the transportation of oil and petroleum in the United States be double hulled, and all existing single hull tank barges be retrofitted with double hulls or phased out of domestic service by 2015. In September 2002, the USCG issued new regulations that required the installation of tank level monitoring devices on all single hull tank barges by October 17, 2007, a deadline later extended to July 21, 2008, although subsequent legislation has granted the USCG discretion to modify or withdraw the requirement.

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

Clean Air Regulations.  The Federal Clean Air Act of 1979 requires states to draft State Implementation Plans (“SIPs”) designed to reduce atmospheric pollution to levels mandated by this act. Several SIPs provide for the regulation of barge loading and discharging emissions. The implementation of these regulations requires a reduction of hydrocarbon emissions released into the atmosphere during the loading of most petroleum products and the degassing and cleaning of barges for maintenance or change of cargo. These regulations require operators who operate in these states to install vapor control equipment on their barges. The Company expects that future toxic emission regulations will be developed and will apply this same technology to many chemicals that are handled by barge. Most of the Company’s barges engaged in the transportation of petrochemicals, chemicals and refined products are already equipped with vapor control systems. Although a risk exists that new regulations could require significant capital expenditures by the Company and otherwise increase the Company’s costs, the Company believes that, based upon the regulations that have been proposed thus far, no material capital expenditures beyond those currently contemplated by the Company and no material increase in costs are likely to be required.

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

Insurance.  The Company’s marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of bulk cargo in a marine environment. These hazards include the risk of loss of or damage to the Company’s vessels, damage to third parties as a result of collision, fire or explosion, loss or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company’s vessels is insured through hull insurance currently insuring approximately $1.1 billion in hull values. Liabilities such as collision, cargo, environmental, personal injury and general liability are insured up to $1 billion per occurrence.

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

Centralized training is provided through the Operations Personnel and Training Department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company’s operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company’s training facility includes state-of-the-art equipment and instruction aids, including a working towboat, three tank barges and a tank barge simulator for tankermen training. During 2007, approximately 4,000 certificates were issued for the completion of courses at the training facility.

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

DIESEL ENGINE SERVICES

The Company is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and reduction gears, and related parts sales through Kirby Engine Systems, Inc. (“Kirby Engine Systems”), a wholly owned subsidiary of the Company, and its three wholly owned operating subsidiaries, Marine Systems, Inc. (“Marine Systems”), Engine Systems, Inc. (“Engine Systems”) and Rail Systems, Inc. (“Rail Systems”). Through these three operating subsidiaries, the Company sells Original Equipment Manufacturers (OEM) replacement parts, provides service mechanics to overhaul and repair engines and reduction gears, and maintains facilities to rebuild component parts or entire engines and entire reduction gears. The Company serves the marine market and standby power generation market throughout the United States and parts of the Caribbean, the shortline, industrial, Class II and certain transit railroad markets throughout the United States, components of the nuclear industry worldwide and to a lesser extent other industrial markets such as cement, paper and mining in the Midwest. No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2007, 2006 or 2005. The diesel engine services segment also provides service to the Company’s marine transportation segment, which accounted for approximately 3% of the diesel engine services segment’s 2007 revenues and approximately 2% for 2006 and 2005. Such revenues are eliminated in consolidation and not included in the table below.

The following table sets forth the revenues for the diesel engine services segment for the three years ended December 31, 2007 (dollars in thousands):

	2007		2006		2005
	Amounts	%	Amounts	%	Amounts	%

Overhaul and repairs	$158,599	65%	$113,870	64%	$64,149	58%
Direct parts sales	85,192	35	63,132	36	45,574	42

	$243,791	100%	$177,002	100%	$109,723	100%

Diesel Engine Services Acquisitions

On July 20, 2007, the Company purchased substantially all of the assets of Saunders Engine and Equipment Company, Inc. (“Saunders”) for $13,288,000 in cash and the assumption of $245,000 of debt. Saunders was a Gulf Coast high-speed diesel engine services provider operating factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere engines, as well as an authorized marine dealer for Caterpillar engines in Alabama.

On February 23, 2007, the Company purchased the assets of P&S Diesel Service, Inc. (“P&S”) for $1,622,000 in cash. P&S was a Gulf Coast high-speed diesel engine services provider operating as a factory-authorized marine dealer for Caterpillar in Louisiana.

On February 13, 2007, the Company purchased from NAK Engineering, Inc. (“NAK Engineering”) for a net $3,540,000 in cash, the assets and technology necessary to support the Nordberg medium-speed diesel engines used in nuclear applications. As part of the transaction, Progress Energy Carolinas, Inc. (“Progress Energy”) and Duke Energy Carolinas, LLC (“Duke Energy”) made payments to the Company for non-exclusive rights to the technology and entered into ten-year exclusive parts and service agreements with the Company. Nordberg engines are used to power emergency diesel generators used in nuclear power plants owned by Progress Energy and Duke Energy.

On July 21, 2006, the Company purchased the assets of Marine Engine Specialists, Inc. (“MES’) for $6,863,000 in cash. MES was a Gulf Coast high-speed diesel engine services provider, operating a factory-authorized full service marine dealership for John Deere, as well as a service provider for Detroit Diesel.

On June 7, 2006, the Company purchased the stock of Global Power Holding Company, a privately held company that owned all of the outstanding equity of Global Power Systems, L.L.C. (“Global”). The Company purchased Global for an aggregate consideration of $101,720,000, consisting of $98,657,000 in cash, the assumption of $2,625,000 of debt and $438,000 of merger costs. Global was a Gulf Coast high-speed diesel engine services provider, operating factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines, and Allison transmissions, as well as an authorized marine dealer for Caterpillar in Louisiana.

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

The high-speed operations are located in Houma, Baton Rouge, Belle Chasse, Morgan City and New Iberia, Louisiana, Paducah, Kentucky, Mobile, Alabama and Houston, Texas. The Company serves as a factory-authorized marine dealer for Caterpillar diesel engines in Alabama, Kentucky and Louisiana. The Company also operates factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere diesel engines, as well as Allison and Twin Disk transmissions. High-speed diesel engines provide the main propulsion for approximately 75% of the United States flag commercial vessels and other marine applications, including engines for power generators and barge pumps.

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

The Company provides in-house and in-field repair capabilities and safety-related products to power generation operators from its Rocky Mount, North Carolina, Paducah, Kentucky and Seattle, Washington locations. The operation based in Rocky Mount, North Carolina is an EMD authorized distributor for 17 eastern states and the Caribbean for power generation applications, and provides in-house and in-field service. The Rocky Mount operation is also the exclusive worldwide distributor of EMD products to the nuclear industry, the exclusive worldwide distributor for Woodward Governor (“Woodward”) products to the nuclear industry and the exclusive worldwide distributor of Cooper Energy Services, Inc. (“Cooper”) products to the nuclear industry. In addition, the Rocky Mount operation is a non-exclusive distributor for Honeywell International Incorporated (“Honeywell”) industrial measurement and control products to the nuclear industry, an exclusive distributor for Norlake Manufacturing Company (“Norlake”) transformer products to the nuclear industry and a non-exclusive distributor of analog Weschler Instruments (“Weschler”) metering products and an exclusive distributor of digital Weschler metering products to the nuclear industry. The Paducah, Kentucky operation provides in-house and in-field repair services for Falk industrial reduction gears in the Midwest. The Seattle, Washington operation provides in-house and in-field repair services for Alco engines located on the West Coast and the Pacific Rim.

In February 2007, the Company purchased the assets and technology necessary to support the Nordberg medium-speed diesel engines used in nuclear applications.

Power Generation Customers

The Company’s major power generation customers are Miami-Dade County, Florida Water and Sewer Authority, Progress Energy, Duke Energy and the worldwide nuclear power industry.

Power Generation Competitive Conditions

The Company’s primary competitors are other independent diesel services companies and industrial reduction gear repair companies and manufacturers. While price is a major determinant in the competitive process, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are significant factors. A substantial portion of the Company’s business is obtained by competitive bids. However, the Company has entered into preferential service agreements with certain large operators of diesel powered generation equipment, providing such operators with one source of support and service for all of their requirements at pre-negotiated prices.

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

Railroad Operations

The Company is engaged in the overhaul and repair of locomotive diesel engines and the sale of replacement parts for locomotives serving shortline, industrial, Class II and certain transit railroads within the continental United States. The Company serves as an exclusive distributor for EMD providing replacement parts, service and support to these markets. EMD is the world’s largest manufacturer of diesel-electric locomotives, a position it has held for over 85 years.

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

Employees

Marine Systems, Engine Systems and Rail Systems together have approximately 650 employees.

Properties

The principal offices of the diesel engine services segment are located in Houma, Louisiana. The Company operates 15 parts and service facilities, with four facilities located in Houma, Louisiana, and one facility each located in Baton Rouge, Belle Chasse, New Iberia and Morgan City, Louisiana, Mobile, Alabama, Houston, Texas, Chesapeake, Virginia, Rocky Mount, North Carolina, Paducah, Kentucky, Tampa, Florida and Seattle, Washington. All of these facilities are located on leased property except the Houma, Belle Chasse, New Iberia and Morgan City, Louisiana facilities are situated on Company owned land.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Positions and Offices

C. Berdon Lawrence	65	Chairman of the Board of Directors
Joseph H. Pyne	60	President, Director and Chief Executive Officer
Norman W. Nolen	65	Executive Vice President, Chief Financial Officer and Treasurer
Steven P. Valerius	53	President — Kirby Inland Marine
Dorman L. Strahan	51	President — Kirby Engine Systems
Mark R. Buese	52	Senior Vice President — Administration
Gregory R. Binion	43	Vice President — Corporate Development and Planning
Ronald A. Dragg	44	Vice President and Controller
G. Stephen Holcomb	62	Vice President — Investor Relations and Assistant Secretary
Amy D. Husted	39	Vice President — Legal
David R. Mosley	43	Vice President and Chief Information Officer
Jack M. Sims	65	Vice President — Human Resources

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

Gregory R. Binion holds a degree in business administration from the University of Texas. He has served the Company as Vice President — Corporate Development and Planning since September 2007, and previously as Kirby Inland Marine’s Vice President — Sales from 2003 to 2007 and Vice President — Canal Operations from 1999 to 2003. Prior to joining the Company in October of 1999, he served Hollywood Marine for 11 years in a variety of sales and operational roles.

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

Amy D. Husted holds a doctorate of jurisprudence from South Texas College of Law and a degree in political science from the University of Houston. She has served the Company as Vice President — Legal since January 2008 and served as Corporate Counsel from November 1999 through December 2007. Prior to joining the Company, she served as Corporate Counsel of Hollywood Marine from 1996 to 1999 after joining Hollywood Marine in 1994.

David R. Mosley holds a degree in computer science from Texas A&M University and has served the Company as Vice President and Chief Information Officer since May 2007. Prior to joining the Company in 2007, he served as Vice President and Chief Information Officer for Prudential Real Estate Services Company from 2005 to May 2007, Vice President — Service Delivery for Iconixx Corporation from 1999 to 2005, Vice President — Product

Development and Services for ADP Dealer Services from 1995 to 1999 and in various information technology development and management positions from 1987 to 1995.

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

The Inland Waterway infrastructure is aging and may result in increased costs and disruptions to the Company’s marine transportation segment.  Maintenance of the United States inland waterway system is vital to the Company’s operations. The system is composed of over 12,000 miles of commercially navigable waterway, supported by over 240 locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. The United States inland waterway infrastructure is aging, with more than half of the locks over 50 years old. As a result, due to the age of the locks, scheduled and unscheduled maintenance outages may be more frequent in nature, resulting in delays and additional operating expenses. One-half of the cost of new construction and major rehabilitation of locks and dams is paid by marine transportation companies through a 20 cent per gallon diesel fuel tax and the remaining 50% is paid from general federal tax revenue. Failure of the federal government to adequately fund infrastructure maintenance and improvements in the future would have a negative impact on the Company’s ability to deliver products for its customers on a timely basis. In addition, any additional user taxes that may be imposed in the future to fund infrastructure improvements would increase the Company’s operating expenses.

The Company is subject to adverse weather conditions in its marine transportation business.  The Company’s marine transportation segment is subject to weather conditions on a daily basis. Adverse weather conditions such as high water, low water, fog and ice, tropical storms and hurricanes can impair the operating efficiencies of the marine fleet. Such adverse weather conditions can cause a delay, diversion or postponement of shipments of products and are totally beyond the control of the Company. In addition, adverse water conditions can negatively affect towboat speed, tow size, loading drafts, fleet efficiency, place limitations on night passages and dictate horsepower requirements. The Company experienced normal weather conditions and water levels during 2007, compared with unusually favorable weather conditions and water levels during 2006, with delays resulting from weather conditions and water levels for all four 2007 year quarters at higher levels than in 2006. During 2005, the Company’s first quarter results were negatively impacted by high water conditions on the Ohio, Illinois and lower Mississippi River and fog conditions along the Gulf Coast during January and February. The 2007 and 2006 years were relatively free of Gulf Coast hurricanes and tropical storms, unlike the 2005 year when Hurricanes Katrina and Rita negatively impacted the 2005 third quarter by an estimated $.05 per share, as petrochemical and refinery facilities located in the paths or projected paths of the hurricanes shut down operations in advance of the storms, waterways in the affected areas were closed and the Company moved its equipment out of the path of the hurricanes.

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

The Company’s marine transportation segment is dependent on its ability to adequately crew its towboats.  The Company’s towboats are crewed with employees who are licensed or certified by the USCG, including its captains, pilots, engineers and tankermen. The success of the Company’s marine transportation segment is dependent on the Company’s ability to adequately crew its towboats. As a result, the Company invests significant dollars in training its crews and providing each crew member an opportunity to advance from a deckhand to the captain of a Company towboat. Lifestyle issues are a deterrent for employment as crew members are required to work a 20 days on, 10 days off rotation, or a 30 days on, 15 days off rotation. The success of the Company’s marine transportation segment will depend on its ability to adequately crew its towboats.

During 2005, 2006 and 2007, high United States employment, coupled with Hurricanes Katrina and Rita that displaced labor and created reconstruction job opportunities in the oil service and construction industries along the Gulf Coast, made for a tight Gulf Coast labor market. As a result, the Company during 2006 and 2007, as well as the Company’s charter boat operators, experienced vessel personnel shortages. During 2006 and 2007, the Company stepped up its recruiting and training of vessel personnel and addressed the vessel personnel pay scales in an effort to recruit new vessel personnel, and retain and promote existing vessel personnel. The third quarter of 2007 marked the first time the Company’s crewing levels returned to third quarter 2005 levels prior to Hurricanes Katrina and Rita.

Reduction in the number of acquisitions made by the Company may curtail future growth.  Since 1987, the Company has been successful in the integration of 25 acquisitions in its marine transportation segment and 14 acquisitions in its diesel engine services segment. Acquisitions have played a significant part in the growth of the Company. The Company’s marine transportation revenue in 1987 was $40.2 million compared with $928.8 million in 2007. Diesel engine services revenue in 1987 was $7.1 million compared with $243.8 million in 2007. While the Company is of the opinion that future acquisition opportunities exist in both its marine transportation and diesel engine services segments, the Company may not be able to continue to grow through acquisitions to the extent that it has in the past.

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

The Company’s marine transportation segment is subject to volatility in the United States production of petrochemicals.  For 2007, 66% of marine transportation segment’s revenues were from the movement of petrochemicals, including the movement of raw materials and feedstocks from one refinery and petrochemical plant to another, as well as the movement of finished products. Increased imports of petrochemicals manufactured in foreign countries could negatively impact United States domestic petrochemical production, thereby reducing the volumes of petrochemicals transported by the Company.

The Company’s marine transportation segment could be adversely impacted by the construction of inland tank barges by its competitors.  At the present time, there are approximately 2,900 inland tank barges operating in the United States, of which the Company operates 913, or 31%. The number of inland tank barges peaked at approximately 4,200 in the early 1980s, but has been relatively constant since the early 1990s, fluctuating between 2,750 and 2,900. During that period of time, new barge construction has approximately equaled retirements. For 2007, the Company believes that 137 tank barges were delivered and an estimated 80 were retired. Although prices for the construction of tank barges have risen over the past several years, because of the increased cost of steel among other factors, several competitors of the Company have announced they intend to increase their tank barge fleets. In the short to medium term, the Company believes the current strong tank barge transportation marketplace will absorb the additional capacity which the industry is building. However, over the longer term, sustained favorable market conditions could stimulate additional new construction and an oversupply of barges could exist following periods of strong demand for barge transportation. Decreasing the risk of an oversupply of barges is the fact that the tank barge industry has a mature fleet, with approximately 850 of the tank barges over 30 years old and 450 of those over 35 years old.

Higher fuel prices could increase operating expenses.  The cost of fuel during 2007 was approximately 13% of marine transportation revenue, as the Company consumed 53.5 million gallons of diesel fuel at an average price of $2.10 per gallon. Marine transportation term contracts contain fuel escalation clauses that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before contracts are adjusted. Spot contract rates generally reflect current fuel prices at the time the contract is signed. The Company is generally able to pass along to its customers a significant portion of an increase or decrease in diesel fuel prices; however, consistently higher fuel prices could result in increased operating expenses during the period of fuel escalation.

Loss of a large customer or other significant business relationship could adversely affect the Company.  Two marine transportation customers, SeaRiver and Dow, account for approximately 20% of the Company’s 2007 revenue. Although the Company considers its relationships with SeaRiver and Dow to be strong, the loss of either customer could have an adverse effect on the Company. The Company’s diesel engine services segment has a 42 – year relationship with EMD, the manufacturer of medium-speed diesel engines. The Company serves as both an EMD distributor and service center for select markets and locations for both service and parts. Sales and service of EMD products account for approximately 5% of the Company’s revenue. Although the Company considers its relationship with EMD to be strong, the loss of the EMD distributorship and service rights, or a disruption of the supply of EMD parts, could have a negative impact on the Company’s ability to service its customers.

The Company is subject to competition in both its marine transportation and diesel engine services businesses.  The inland tank barge industry remains very competitive despite continued consolidation. The Company’s primary competitors are noncaptive inland tank barge operators. The Company also competes with companies who operate refined product and petrochemical pipelines, railroad tank cars and tractor-trailer tank trucks. Increased competition from any significant expansion of or additions to facilities or equipment by the Company’s competitors could have a negative impact on the Company’s results.

The diesel engine services industry is also very competitive. The segment’s primary marine competitors are independent diesel services companies and other factory-authorized distributors, authorized service centers and authorized marine dealers. Certain operators of diesel powered marine equipment also elect to maintain in-house service capabilities. In the power generation and railroad markets, the primary competitors are other independent service companies. Increased competition in the diesel engine services industry could result in lower rates for service and parts pricing and result in less service and repair opportunities and parts sales.

The construction cost of inland tank barges and towboats has increased significantly over the last few years primarily due to the escalating price of steel.  The price of steel has increased significantly over the last few years, thereby increasing the construction cost of new tank barges and towboats. The Company’s average construction price of a new 30,000 barrel capacity inland tank barge in 2008 is expected to be approximately 80% higher than in

2000, primarily due to the increase in steel prices. If steel prices continue to increase, it may limit the Company’s ability to earn an adequate return on its investment in new tank barges and towboats.

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

In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under CERCLA with respect to a Superfund site, the Palmer Barge Line Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study and, subsequently, a limited remediation was performed and is now complete. During the 2007 third quarter, five new PRP’s entered into an agreement with the EPA in regard to the Palmer Site.

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

	Sales Price
	High	Low

2008
First Quarter (through February 26, 2008)	$50.16	$37.72
2007
First Quarter	38.20	33.06
Second Quarter	40.02	34.85
Third Quarter	44.90	35.68
Fourth Quarter	50.72	42.00
2006
First Quarter	34.30	25.13
Second Quarter	40.59	32.35
Third Quarter	41.36	28.09
Fourth Quarter	37.05	30.54

As of February 27, 2008, the Company had 53,727,000 outstanding shares held by approximately 850 stockholders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Since 1989, the Company has not paid any dividends on its common stock.

Item 6.	Selected Financial Data

The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2007. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company in Item 7 and the Financial Statements included under Item 8 (selected financial data in thousands, except per share amounts).

	December 31,
	2007	2006	2005	2004	2003

Revenues:
Marine transportation	$928,834	$807,216	$685,999	$588,828	$530,411
Diesel engine services	243,791	177,002	109,723	86,491	83,063

	$1,172,625	$984,218	$795,722	$675,319	$613,474

Net earnings	$123,341	$95,451	$68,781	$49,544	$40,918

Earnings per share of common stock:
Basic	$2.33	$1.82	$1.37	$1.01	$.85

Diluted	$2.29	$1.79	$1.33	$.98	$.83

Weighted average shares outstanding:
Basic	52,978	52,476	50,224	49,010	48,306
Diluted	53,764	53,304	51,562	50,314	49,012

	December 31,
	2007	2006	2005	2004	2003

Property and equipment, net	$906,098	$766,606	$642,381	$574,211	$536,512
Total assets	$1,430,475	$1,271,119	$1,025,548	$904,675	$854,961
Long-term debt, including current portion	$297,383	$310,362	$200,036	$218,740	$255,265
Stockholders’ equity	$769,830	$631,995	$537,542	$435,235	$372,132

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For purposes of Management’s Discussion, all earnings per share are “Diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for 2007, 2006 and 2005 were 53,764,000, 53,304,000 and 51,562,000, respectively. The increase in the weighted average number of common shares for each year reflected the issuance of restricted stock and the exercise of stock options, partially offset in 2006 by common stock repurchases.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 913 active tank barges and 258 towing vessels. The Company uses the United States inland waterway system to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.

For 2007, the Company reported the highest revenue, net earnings and earnings per share in its history for the fourth straight year. The Company reported net earnings of $123,341,000, or $2.29 per share, on revenues of $1,172,625,000, a significant improvement over the 2006 net earnings of $95,451,000, or $1.79 per share, on revenues of $984,218,000 and 2005 net earnings of $68,781,000, or $1.33 per share, on revenues of $795,722,000. The 2007 performance reflected continued strong petrochemical, black oil products and refined petroleum products demand in its marine transportation segment, coupled with higher term contract rate renewals and higher spot market pricing. The United States petrochemical and refining industries continued to operate their plants and refineries at high utilization rates. The 2007 results also reflected a strong performance by the diesel engine services segment, positively impacted by continued strong service activity and direct parts sales in the majority of its markets, higher service rates and parts pricing, higher labor utilization and accretive earnings from the Global, MES, P&S and Saunders acquisitions.

Marine Transportation

During 2007, approximately 79% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies who operate in the United States. Products transported include raw materials for many of the end products used widely by businesses and consumers every day — plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company’s business tends to mirror the general performance of the United States economy and the volumes produced by the Company’s customer base. The following table shows the markets serviced by the Company, the revenue distribution for 2007, products moved and the drivers of the demand for the products the Company transports:

	2007
	Revenue
Markets Serviced	Distribution	Products Moved	Drivers

Petrochemicals	66%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer Goods, Automobiles, Housing, Textiles
Black Oil Products	19%	Residual Fuel Oil, No. 6 Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Road Construction, Feedstock for Refineries, Fuel for Power Plants and Ships
Refined Petroleum Products	11%	Finished Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	4%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

The Company’s marine transportation segment’s revenue and operating income for 2007 increased 15% and 28%, respectively, when compared with 2006. The petrochemical market, the Company’s largest market, contributed 66% of 2007 marine transportation revenue. During 2007, the demand for the transportation of petrochemical products and gasoline blending components remained strong, with term contract customers continuing to operate their plants and facilities at high utilization rates, resulting in high tank barge utilization. The black oil products market contributed 19% of 2007 marine transportation revenue. This market also remained strong throughout 2007 as refineries continued to operate at close to full capacity, generating high demand for the transportation of heavier residual oil by-products by barge. The refined petroleum products market contributed 11% of 2007 marine transportation revenue, experiencing strong demand for the movement of product from the Gulf Coast to the Midwest. The agricultural chemical market, which contributed 4% of 2007 marine transportation revenue, was seasonally weak during the first quarter and strong during the balance of the year, fueled by the heavy demand for the movement of liquid fertilizer from the Gulf Coast to the Midwest.

During the 2007 second half, approximately 80% of the marine transportation revenues were generated by term contracts and 20% were spot market contracts, compared with a 75% term contract and 25% spot market mix for the first half of 2007. Rates on term contract renewals, net of fuel, increased during 2007 in the 6% to 10% average range, with some contracts increasing by a higher percentage and some by a lower percentage. Effective January 1, 2007, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts by 4% to 5%. Spot market rates for 2007 for most marine transportation markets increased 12% to 13% compared with 2006. Spot market rates include the price of fuel.

The average cost per gallon of diesel fuel consumed for 2007 was $2.10, 9% higher than the $1.93 for 2006. Through fuel cost recovery clauses in marine transportation term contracts, the estimated impact of the increased cost of diesel fuel was neutral. The Company adjusts contract rates for fuel on either a monthly or quarterly basis, depending on the specific contract. Spot market contracts do not have escalators for fuel.

Navigational delays for 2007 were 8,157 days, an increase of 9% compared with 7,489 days recorded in 2006. Delay days measure the lost time incurred by a tow (towboat and one or more barges) during transit. The measure includes transit delays caused by weather, lock congestion or closure and other navigational factors. The 9% increase over 2006 reflected more normal 2007 weather conditions and water levels compared with unusually favorable weather conditions and water levels during 2006.

The marine transportation operating margin for 2007 improved to 21.1% compared with 19.0% for 2006. Continued strong demand, contract and spot market rate increases, the January 1, 2007 annual escalators on a number of multi-year contracts and improved operating efficiencies from operating additional towboats contributed to the higher 2007 operating margin.

Diesel Engine Services

During 2007, approximately 21% of the Company’s revenue was generated by its diesel engine services segment, of which 65% was generated through service and 35% from direct parts sales. The results of the diesel engine services segment are largely influenced by the economic cycles of the industries it serves. The following table shows the markets serviced by the Company, the revenue distribution for 2007, and the customers for each market:

	2007
	Revenue
Markets Serviced	Distribution	Customers

Marine	80%	Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers
Power Generation	11%	Standby Power Generation, Pumping Stations
Railroad	9%	Passenger (Transit Systems), Class II, Shortline, Industrial

The Company’s diesel engine services segment’s 2007 revenue and operating income increased 38% and 44%, respectively, compared with 2006. The 2007 results were positively impacted by the accretive acquisitions of Global, MES, P&S and Saunders, more fully described under “Acquisitions” below, as well as from continued strong in-house and in-field service activities and direct parts sales in the majority of its markets, continued high labor utilization, and higher service rates and parts pricing implemented during 2006 and 2007.

The diesel engine services segment’s operating margin for 2007 improved to 15.6% compared with 14.9% for 2006, reflecting the accretive acquisitions of Global, MES, the Nordberg engine assets and technology, P&S and Saunders, stronger markets, increased pricing for service and parts, and higher labor utilization.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during 2007, with net cash provided by operating activities of $235,746,000, a 57% increase compared with $150,364,000 in 2006. In addition, during 2007, the Company generated cash from the exercise of stock options of $5,718,000 and from the disposition of assets of $3,417,000. Cash and borrowings under the Company’s revolving credit facility were used for capital expenditures of $164,083,000, including $67,898,000 for new tank barge and towboat construction and $96,185,000 primarily for upgrading the existing marine transportation fleet, and $67,185,000 for the acquisitions, which included Saunders, Cypress, Coastal, P&S, the Nordberg engine assets and technology, seven tank barges from Shipyard, nine tank barges from Siemens and the purchase of three towboats. The Company’s debt-to-capitalization ratio decreased to 27.9% at December 31, 2007 from 32.9% at December 31, 2006, primarily due to the increase in stockholders’ equity attributable to net earnings for 2007 of $123,341,000, the exercise of stock options and the issuance of restricted stock, and lower borrowings under the Company’s revolving credit facility.

The Company projects that capital expenditures for 2008 will be in the $150,000,000 to $160,000,000 range, including approximately $80,000,000 for new tank barge and towboat construction. During 2007, the Company took delivery of 26 barges with a total capacity of 630,000 barrels, three 2100 horsepower towboats and one 1800 horsepower towboat. The 2008 new construction will consist of 26 barges with a total capacity of 570,000 barrels and five 1800 horsepower towboats. Delivery is anticipated to be throughout 2008 and early 2009.

The Company’s strong cash flow and unutilized loan facilities position the Company to take advantage of internal and external growth opportunities in its marine transportation and diesel engine services segments. The marine transportation segment’s external growth opportunities include potential acquisitions of independent inland tank barge operators and captive fleet owners seeking to outsource tank barge requirements. Increasing the fleet size would allow the Company to improve asset utilization through more backhaul opportunities, faster barge turnarounds, more efficient use of horsepower, barges positioned closer to cargoes, less cleaning due to operating more barges with compatible prior cargoes, lower incremental costs due to enhanced purchasing power and minimal incremental administrative staff. The diesel engine services segment’s external growth opportunities include further consolidation of strategically located diesel service providers, and expanded service capability for other engine and marine gear related products.

The Company anticipates continued strong demand for the transportation services of the marine transportation segment in 2008. In 2006 and 2007, some incremental capacity was added to the industry fleet and the Company anticipates some additional capacity will be added during 2008. Additionally, the Company anticipates that the diesel engine services segment will continue to perform well, with strong service activity and direct parts sales.

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

Property, Maintenance and Repairs.  Property is recorded at cost. Improvements and betterments are capitalized as incurred. Depreciation is recorded on the straight-line method over the estimated useful lives of the individual assets. When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in the statement of earnings. Major maintenance and repairs are charged to operating expense as incurred. The Company reviews long-lived assets for impairment by vessel class whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of the assets to future net cash expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There are many assumptions and estimates underlying the determination of an impairment event or loss, if any. The assumptions and estimates include, but are not limited to, estimated fair market value of the assets and estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used, and estimated salvage values. Although the Company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This guidance prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in interim and annual financial reporting periods because an obligation has not occurred and therefore a liability should not be recognized. The Company adopted the provisions of this guidance at the beginning of the first quarter of 2007. This change was applied retrospectively for all consolidated financial statements presented. The change had no impact on its annual consolidated financial statements but affected its interim consolidated financial statements.

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

Acquisitions

On October 1, 2007, the Company purchased nine inland tank barges from Siemens for $4,500,000 in cash. The Company had been leasing the barges since 1994 when the leases were assigned to the Company as part of the Company’s purchase of the tank barge fleet of Dow. Financing of the equipment acquisition was through the Company’s revolving credit facility.

On July 20, 2007, the Company purchased substantially all of the assets of Saunders for $13,288,000 in cash and the assumption of $245,000 of debt. Saunders was a Gulf Coast high-speed diesel engine services provider operating factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere engines, as well as an authorized marine dealer for Caterpillar engines in Alabama. Financing of the cash portion of the acquisition was through the Company’s revolving credit facility.

On February 23, 2007, the Company purchased the assets of P&S for $1,622,000 in cash. P&S was a Gulf Coast high-speed diesel engine services provider operating as a factory-authorized marine dealer for Caterpillar in Louisiana. Financing of the acquisition was through the Company’s revolving credit facility.

On February 13, 2007, the Company purchased from NAK Engineering for a net $3,540,000 in cash, the assets and technology necessary to support the Nordberg medium-speed diesel engines used in nuclear applications. As part of the transaction, Progress Energy and Duke Energy made payments to the Company for non-exclusive rights to the technology and entered into ten-year exclusive parts and service agreements with the Company. Nordberg engines are used to power emergency diesel generators used in nuclear power plants owned by Progress Energy and Duke Energy. Financing of the acquisition was through the Company’s revolving credit facility.

On January 3, 2007, the Company purchased the stock of Coastal, the owner of 37 inland tank barges, for $19,474,000 in cash. The Company had been operating the Coastal tank barges since October 2002 under a barge management agreement. Financing of the acquisition was through the Company’s revolving credit facility.

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

On July 21, 2006, the Company purchased the assets of MES for $6,863,000 in cash. MES was a Gulf Coast high-speed diesel engine services provider, operating a factory-authorized full service marine dealership for John Deere, as well as a service provider for Detroit Diesel. Financing of the acquisition was through the Company’s revolving credit facility.

On June 7, 2006, the Company purchased the stock of Global for an aggregate consideration of $101,720,000, consisting of $98,657,000 in cash, the assumption of $2,625,000 of debt and $438,000 of merger costs. Global was a Gulf Coast high-speed diesel engine services provider, operating factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines, and Allison transmissions, as well as an authorized marine dealer for Caterpillar in Louisiana. Financing of the cash portion of the acquisition was through a combination of existing cash and the Company’s revolving credit facility.

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

Effective January 1, 2006, the Company acquired an additional one-third interest in Osprey, increasing the Company’s ownership to a two-thirds interest. Osprey, formed in 2000, operates a barge feeder service for cargo containers between Houston and New Orleans, as well as several ports located above Baton Rouge on the Mississippi River.

On December 13, 2005, the Company purchased the diesel engine services division of TECO for $500,000 in cash. In addition, the Company entered into a contract to provide diesel engine services to TECO. Financing of the acquisition was through the Company’s operating cash flows.

On June 24, 2005, the Company purchased ACL’s black oil products fleet of 10 inland tank barges for $7,000,000 in cash. Financing of the equipment acquisition was through the Company’s revolving credit facility.

Results of Operations

The Company reported 2007 net earnings of $123,341,000, or $2.29 per share, on revenues of $1,172,625,000, compared with 2006 net earnings of $95,451,000, or $1.79 per share, on revenues of $984,218,000, and 2005 net earnings of $68,781,000, or $1.33 per share, on revenues of $795,722,000.

Marine transportation revenues for 2007 were $928,834,000, or 79% of total revenues, compared with $807,216,000, or 82% of total revenues for 2006 and $685,999,000, or 86% of total revenues for 2005. Diesel engine services revenues for 2007 were $243,791,000, or 21% of total revenues, compared with $177,002,000, or 18% of revenues for 2006 and $109,723,000, or 14% of revenues for 2005.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of December 31, 2007, the Company operated 913 active inland tank barges, with a total capacity of 17.3 million barrels, compared with 904 active inland tank barges at December 31, 2006, with a total capacity of 17.0 million barrels. The Company operated an average of 253 active inland towing vessels during 2007 and 241 during 2006. The Company owns and operates four offshore dry-bulk barge and tug units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey, operator of a barge feeder service for cargo containers between Houston and New Orleans, as well as several ports located above Baton Rouge on the Mississippi River.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2007 (dollars in thousands):

			% Change		% Change
			2006 to		2005 to
	2007	2006	2007	2005	2006

Marine transportation revenues	$928,834	$807,216	15%	$685,999	18%

Costs and expenses:
Costs of sales and operating expenses	562,769	506,353	11	433,155	17
Selling, general and administrative	82,454	75,326	9	67,752	11
Taxes, other than on income	12,188	12,003	2	11,327	6
Depreciation and amortization	75,311	60,309	25	54,474	11

	732,722	653,991	12	566,708	15

Operating income	$196,112	$153,225	28%	$119,291	28%

Operating margins	21.1%	19.0%		17.4%

2007 Compared with 2006

Marine Transportation Revenues

Marine transportation revenues for 2007 increased 15% compared with 2006, reflecting continued strong petrochemical, black oil products and refined products demand, 2007 contract and spot market rate increases, labor and producer price index escalators effective January 1, 2007 on multi-year contracts, operating efficiencies from operating additional towboats and typical weather conditions. The 2007 year also benefited from strong agricultural chemical demand.

The demand for the marine transportation of petrochemicals and gasoline blending components remained strong throughout 2007 as term contract customers, mainly large United States petrochemical and refining companies, continued to operate their plants and facilities at high utilization rates, resulting in continued high barge utilization for most products and trade lanes.

Black oil products demand during 2007 remained strong as refineries continued to operate at close to full capacity, which generated heavy demand for waterborne transportation of heavier residual oil by-products by barge. Refined petroleum products demand for transportation into the Midwest during 2007 was stronger than normal. Agricultural chemical demand was seasonally strong during 2007, benefiting from high demand for the movement of liquid fertilizer into the Midwest, partially the result of record United States corn production.

The Company acquired an additional one-third interest in Osprey in January 2006, increasing the Company’s ownership to 67%, and purchased in March 2006 the remaining 65% of the Dixie Fuels partnership, bringing the Company’s ownership to 100%. As a result of the acquisitions, the Company began consolidating the results of both entities in the marine transportation segment beginning on their acquisition dates. During 2007, the acquired entities contributed a combined $40,148,000 of marine transportation revenues.

For 2007, the marine transportation segment incurred 8,157 delay days, 9% more than the 7,489 delay days for 2006. The 2007 delay days were the result of more typical weather conditions and water levels compared with 2006 which had unusually favorable weather conditions and water levels.

During the 2007 second half, approximately 80% of marine transportation revenues were under term contracts and 20% were spot market movements, compared with a 75% term contract and 25% spot market mix for the 2007 first half, and a 70% term contract and 30% spot market mix for 2006. The increase during 2007 in the term contract percentage was attributable to heavier demand for marine transportation services by the Company’s term contract customers. The 80% contract and 20% spot market mix provides the Company with a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. Rates on term contract renewals, net of fuel, increased during 2007 in the 6% to 10% average range, primarily the result of continued strong industry demand and high utilization of tank barges. Spot market rates, which include fuel, for 2007 increased 12% to 13% compared with 2006. Effective January 1, 2007, escalators for labor and the producer price index on a number of multi-year contracts increased rates on those contracts by 4% to 5%.

Marine Transportation Costs and Expenses

Costs and expenses for 2007 increased 12% compared with 2006, primarily the result of higher costs and expenses associated with the increased marine transportation demand noted above.

Costs of sales and operating expenses for 2007 increased 11% compared with 2006, reflecting increased salaries and related expenses, additional expenses associated with the increased demand, higher maintenance expenditures, and increased rates for chartered towboats. The higher price of diesel fuel consumed, as noted below, resulted in higher fuel costs during 2007. During 2007, the Company operated an average of 253 towboats compared with 241 during 2006.

During 2007, the Company consumed 53.5 million gallons of diesel fuel compared with 53.1 million gallons consumed during 2006. The average price per gallon of diesel fuel consumed during 2007 was $2.10 per gallon compared with $1.93 per gallon for 2006. Fuel escalation clauses are included in term contracts that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot market contracts do not have escalators for fuel.

Selling, general and administrative expenses for 2007 increased 9% compared with 2006, primarily reflecting the January 1, 2007 salary increases and related expenses, higher legal and professional fees and higher employee incentive compensation accruals.

Taxes, other than on income, for 2007 increased 2% compared with 2006, primarily reflecting higher property taxes, partially offset by a 2.3 cent per gallon reduction in the waterway user tax on propulsion fuel used by vessels engaged in trade along the inland waterways that are maintained by the United States Army Corps of Engineers. The rate reduction in the waterway user tax resulted from the elimination on January 1, 2007 of a 2.3 cent per gallon transportation fuel tax for deficit reduction.

Depreciation and amortization for 2007 increased 25% compared with 2006. The increase was primarily attributable to increased capital expenditures, including new tank barges and towboats, as well as increased depreciation and amortization from the purchases of the Coastal, Cypress, Midland, Siemens and Shipyard tank barges and the Capital towboats.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for 2007 increased 28% compared with 2006. The marine transportation operating margin for 2007 increased to 21.1% compared with 19.0% for 2006. Continued strong demand, higher contract and spot market pricing, the January 1, 2007 escalators on numerous multi-year contracts and operating efficiencies from operating additional towboats positively impacted the operating income and operating margin.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2007 (dollars in thousands):

			% Change		% Change
			2006 to		2005 to
	2007	2006	2007	2005	2006

Diesel engine services revenues	$243,791	$177,002	38%	$109,723	61%

Costs and expenses:
Costs of sales and operating expenses	172,658	124,971	38	82,095	52
Selling, general and administrative	28,196	22,665	24	13,169	72
Taxes, other than on income	856	513	67	411	25
Depreciation and amortization	4,133	2,479	67	1,174	111

	205,843	150,628	37	96,849	56

Operating income	$37,948	$26,374	44%	$12,874	105%

Operating margins	15.6%	14.9%		11.7%

2007 Compared with 2006

Diesel Engine Services Revenues

Diesel engine services revenues for 2007 increased 38% compared with 2006, positively impacted by the acquisitions of Global, MES, P&S and Saunders, all high-speed Gulf Coast service companies, purchased in June 2006, July 2006, February 2007 and July 2007, respectively. Service activity and direct parts sales remained strong in the medium-speed marine and power generation markets, and the high-speed marine market. The segment also benefited from higher service rates and parts pricing implemented in both its medium-speed and high-speed markets during 2006 and 2007.

Diesel Engine Services Costs and Expenses

Costs and expenses for 2007 increased 37% compared with 2006. The significant increase in each cost and expense category was primarily attributable to the Global, MES, P&S and Saunders acquisitions. In addition, increases in costs of sales and operating expenses reflected the higher service and direct parts sales activity noted above, as well as increases in salaries and other related benefit expenses effective January 1, 2007. Selling, general and administrative expenses also reflected an increase in salaries and related benefit expenses effective January 1, 2007, and higher professional fees.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for 2007 increased 44% compared with 2006. The significant improvement reflected the acquisitions noted above, continued strong in-house and in-field service activity and direct parts sales in the majority of its markets, continued high labor utilization and higher service rates and parts pricing during 2006 and 2007. The operating margin for 2007 was 15.6% compared with 14.9% for 2006. The improvement resulted from higher service rates and parts pricing implemented during 2006 and 2007, coupled with favorable labor utilization from combining medium-speed and high-speed capabilities.

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

General Corporate Expenses

General corporate expenses for 2007, 2006 and 2005 were $12,889,000, $11,665,000 and $10,021,000, respectively. The 10% increase for 2007 compared with 2006 reflected increases in salaries and related expenses effective January 1, 2007, higher legal and professional fees and higher employee incentive compensation accruals. The 16% increase for 2006 compared with 2005 reflected increases in salaries and related expenses effective January 1, 2006, higher employee incentive compensation accruals, higher legal fees, stock listing fees associated with the two-for-one stock split and expensing of stock options effective January 1, 2006.

Gain (Loss) on Disposition of Assets

The Company reported a net loss on disposition of assets of $383,000 in 2007 and a net gain on disposition of assets of $1,436,000 in 2006 and $2,360,000 in 2005. The net gains and loss were predominantly from the sale of inland tank barges and towboats.

Other Income and Expenses

The following table sets forth equity in earnings of marine affiliates, loss on debt retirement, other expense, minority interests and interest expense for the three years ended December 31, 2007 (dollars in thousands):

			% Change		% Change
			2006 to		2005 to
	2007	2006	2007	2005	2006

Equity in earnings of marine affiliates	$266	$707	(62)%	$1,933	(63)%
Loss on debt retirement	—	—	—	(1,144)	N/A
Other expense	(221)	(116)	91%	(319)	(64)%
Minority interests	(717)	(558)	28%	(1,069)	(48)%
Interest expense	(20,284)	(15,201)	33%	(12,783)	19%

Equity in Earnings of Marine Affiliates

Equity in earnings of marine affiliates for 2007 was $266,000, consisting primarily of the Company’s 50% ownership of a barge fleeting operation. For 2006, equity in earnings of marine affiliates was $707,000, consisting primarily of the Company’s portion of the January and February 2006 earnings from the 35% ownership of Dixie Fuels. On March 1, 2006, the Company purchased the remaining 65% interest in Dixie Fuels and the March through December 2006 results were consolidated. For the 2005 year, equity in earnings of marine affiliates was $1,933,000, consisting primarily of Dixie Fuels and a 33% interest in Osprey, a barge feeder service for cargo containers. During 2005, the four offshore dry-cargo barge and tug units owned through Dixie Fuels were generally employed under the partnership’s contract to transport coal across the Gulf of Mexico, with a separate contract for the backhaul of limestone rock. During late August 2005, Hurricane Katrina, and late September 2005, Hurricane Rita, resulted in delays for the partnership. In addition, a heavy maintenance shipyard schedule for the partnership’s offshore equipment negatively impacted the 2005 first and fourth quarters. Start-up costs for Osprey’s coastal service along the Gulf of Mexico, which began in late 2004 and ended in October 2005, negatively impacted 2005.

Loss on Debt Retirement

On May 31, 2005, the Company issued $200,000,000 of unsecured floating rate 2005 senior notes, more fully described under Long-Term Financing below. The proceeds were used to repay $200,000,000 of 2003 senior notes due in February 2013. With the early extinguishment of the 2003 senior notes, the Company expensed $1,144,000 of unamortized financing costs associated with the retired senior notes during the 2005 second quarter.

Interest Expense

Interest expense for 2007 increased 33% compared with 2006, primarily the result of higher average debt due to additional borrowings under the Company’s revolving credit facility to fund the 2006 acquisitions of Global and MES, the 2007 first quarter acquisitions of Cypress and Coastal, the 2007 third quarter acquisition of Saunders and the 2007 fourth quarter acquisition of nine tank barges from Siemens. Interest expense for 2006 increased 19% compared with 2005, primarily the result of higher average debt from additional borrowings under the Company’s revolving credit facility to fund the 2006 acquisition of Global, partially offset by a favorable first quarter 2006 interest adjustment associated with the final settlement of the audit of the Company’s 2002 through 2004 federal tax returns with the Internal Revenue Service. During 2007, 2006 and 2005, the average debt and average interest rate, including the effect of interest rate collar and swaps and excluding the Internal Revenue Service interest expense, were $344,296,000 and 5.9%, $258,810,000 and 6.0% and $209,287,000 and 5.9%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of December 31, 2007 were $1,430,475,000 compared with $1,271,119,000 at December 31, 2006 and $1,025,548,000 as of December 31, 2005. The following table sets forth the significant components of the balance sheet as of December 31, 2007 compared with 2006 and 2006 compared with 2005 (dollars in thousands):

			% Change		% Change
			2006 to		2005 to
	2007	2006	2007	2005	2006

Assets:
Current assets	$267,343	$249,592	7%	$186,276	34%
Property and equipment, net	906,098	766,606	18	642,381	19
Investment in marine affiliates	1,921	2,264	(15)	11,866	(81)
Goodwill, net	229,292	223,432	3	160,641	39
Other assets	25,821	29,225	(12)	24,384	20

	$1,430,475	$1,271,119	13%	$1,025,548	24%

Liabilities and stockholders’ equity:
Current liabilities	$191,420	$166,867	15%	$139,821	19%
Long-term debt-less current portion	296,015	309,518	(4)	200,032	55
Deferred income taxes	130,899	125,943	4	126,755	(1)
Minority interests and other long-term liabilities	42,311	36,796	15	21,398	72
Stockholders’ equity	769,830	631,995	22	537,542	18

	$1,430,475	$1,271,119	13%	$1,025,548	24%

2007 Compared with 2006

Current assets as of December 31, 2007 increased 7% compared with December 31, 2006, primarily reflecting an 8% increase in trade accounts receivable due to increased marine transportation and diesel engine services revenues related to higher business activity levels. Other accounts receivable decreased 63% reflecting the release of $7,000,000 escrowed in the Global acquisition to secure the obligations of the sellers of Global under the purchase agreement. The release of the $7,000,000 from escrow was offset by a corresponding $7,000,000 reduction in accrued liabilities. The 28% increase in inventory — finished goods for the diesel engine services segment reflected inventory acquired with the P&S and Saunders acquisitions and higher inventory levels in support of service projects to be delivered in the 2008 first quarter.

Property and equipment, net of accumulated depreciation, at December 31, 2007 increased 18% compared with December 31, 2006. The increase reflected $164,083,000 of capital expenditures for 2007, more fully described under Capital Expenditures below, the fair value of the property and equipment acquired in the Global, MES, Cypress, Coastal, P&S, Shipyard, Saunders and Siemens acquisitions of $49,993,000, the purchase of three towboats for $2,496,000, less $75,045,000 of depreciation expense for 2007, reclassification of $676,000 of property held for sale to other current assets, and $1,359,000 of property disposals during 2007.

Goodwill, net as of December 31, 2007 increased 3% compared with December 31, 2006, reflecting the goodwill recorded in the Global, P&S and Saunders acquisitions.

Current liabilities as of December 31, 2007 increased 15% compared with December 31, 2006. Income taxes payable increased 204% due to the timing of estimated federal tax payments, accounts payable increased 14% due to higher business levels and higher shipyard accruals, and employee compensation increased 30% primarily due to higher employee incentive compensation accruals. Accrued liabilities decreased 5%, primarily from the elimination of the liability associated with the $7,000,000 Global escrow that was released during the 2007 second quarter. The liability recorded for the $7,000,000 escrow was offset by a corresponding receivable as discussed above.

Long-term debt, less current portion, as of December 31, 2007 decreased 4% compared with December 31, 2006. During 2007, the Company had net cash provided by operating activities of $235,746,000, proceeds from the exercise of stock options of $5,718,000 and proceeds from the disposition of assets of $3,417,000, partially offset by capital expenditures of $164,083,000 and $67,185,000 of acquisitions.

Deferred income taxes as of December 31, 2007 increased 4% compared with December 31, 2006, primarily due to the 2007 deferred tax provision of $1,653,000, the recording of $1,152,000 of state and federal deferred taxes associated with the Coastal acquisition and deferred tax liabilities of $2,600,000 related to the Company’s defined benefit plans. The deferred state and federal tax liability related to the Coastal acquisition was recorded to reflect the tax effect of the difference in the financial basis of the assets over the tax basis.

Minority interests and other long-term liabilities as of December 31, 2007 increased 15% compared with December 31, 2006, primarily due to pension plan accruals and the recording of a $3,972,000 increase in the fair value of interest rate collar and swap agreements, more fully described under Long-Term Financing below.

Stockholders’ equity as of December 31, 2007 increased 22% compared with December 31, 2006. The increase was the result of $123,341,000 of net earnings for 2007, a $9,978,000 decrease in treasury stock, an increase of $3,951,000 in additional paid-in capital and an increase of $565,000 in accumulated other comprehensive income. The decrease in treasury stock and increase in additional paid-in capital were attributable to the exercise of stock options and the issuance of restricted stock.

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

Property and equipment, net of accumulated depreciation, at December 31, 2006 increased 19% compared with December 31, 2005. The increase reflected $139,129,000 of capital expenditures for 2006, more fully described under Capital Expenditures below, the fair value of the property and equipment acquired in the Global,

MES, Dixie Fuels and Osprey transactions of $26,917,000, and the purchase of four inland tank barges and 17 towboats, including the nine purchased from Capital, for $22,547,000, less $60,929,000 of depreciation expense and $3,439,000 of property disposals during 2006.

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

Other assets as of December 31, 2006 increased 20% compared with December 31, 2005. The increase was primarily attributable to an increase in intangibles related to the value assigned to non-compete agreements, dealerships and customer relationships in the Global and MES acquisitions, the value assigned to the PFC marine transportation contract in the Dixie Fuels acquisition and its subsequent amendment in August 2006, long-term notes receivable from the sale of two towboats and the repurchase of a diesel engine distribution agreement. The increases were partially offset by the reclassification of the long-term pension asset to long-term liabilities to recognize the plan’s funding status and the amortization of intangibles.

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

Stockholders’ equity as of December 31, 2006 increased 18% compared with December 31, 2005. The increase was the result of $95,451,000 of net earnings for 2006, a $8,779,000 decrease in treasury stock, an increase of $2,643,000 in common stock due to the stock split, an increase of $3,579,000 in additional paid-in capital, a $21,059,000 decrease in accumulated other comprehensive income and an increase of $5,060,000 in unearned compensation. The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock, partially offset by the purchase during 2006 of $4,789,000 of Company common stock, more fully described under Treasury Stock Purchases below. The decrease in accumulated other comprehensive income resulted from the net change in the defined benefit plans’ minimum liabilities, net of taxes, partially offset by the net changes in fair value of interest rate collar and swap agreements, net of taxes, more fully described under Long-

Term Financing below. As a result of the adoption of SFAS No. 123R, the balance of $5,060,000 in unearned compensation as of January 1, 2006 was reclassified to and reduced the balance of additional paid-in capital.

Retirement Plans

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities. The Company’s pension plan funding strategy is to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation basis at the end of the fiscal year. The fair value of plan assets was $103,405,000 and $97,376,000 at November 30, 2007 and 2006, respectively.

The Company’s investment strategy focuses on total return on invested assets (capital appreciation plus dividend and interest income). The primary objective in the investment management of assets is to achieve long-term growth of principal while avoiding excessive risk. Risk is managed through diversification of investments within and among asset classes, as well as by choosing securities that have an established trading and underlying operating history.

The Company assumed that plan assets would generate a long-term rate of return of 8.0% in 2007 and 8.25% in 2006. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants and comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

Long-Term Financing

The Company has an unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank. On June 14, 2006, the Company increased the Revolving Credit Facility to $250,000,000 from a previous $150,000,000 facility, and extended the maturity date to June 14, 2011 from the previous maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. The unsecured Revolving Credit Facility has a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) that varies with the Company’s senior debt rating and the level of debt outstanding. The variable interest rate spread for 2007 was 40 basis points over LIBOR and the commitment fee and utilization fee were each .10%. At February 27, 2008, the interest rate spread was 40 basis points over LIBOR and the commitment fee and utilization fee were each .10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. The Company was in compliance with all Revolving Credit Facility covenants as of December 31, 2007. As of December 31, 2007, the Company had $95,050,000 of borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $1,294,000 as of December 31, 2007.

The Company has $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013. The 2005 Senior Notes pay interest quarterly at a rate equal to the LIBOR plus a margin of 0.5%. The 2005 Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. The proceeds of the 2005 Senior Notes were used to repay the outstanding balance of $200,000,000 on the Company’s 2003 senior notes. With the early extinguishment of the 2003 senior notes, the Company expensed $1,144,000 of unamortized financing costs associated with the retired senior notes during the 2005 second quarter. As of December 31, 2007, $200,000,000 was outstanding under the 2005 Senior Notes and the interest rate was 5.6%. The Company was in compliance with all 2005 Senior Notes covenants as of December 31, 2007.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit. The Credit Line was reduced from $10,000,000 to $5,000,000 in June 2006, with a maturity date of June 30, 2008. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of December 31, 2007. Outstanding letters of credit under the Credit Line were $596,000 as of December 31, 2007.

The Company has on file with the SEC a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate debt with a maturity of nine months or longer. The current $121,000,000 available balance, subject to mutual agreement to terms, as of December 31, 2007 may be used for future business or equipment acquisitions, working capital requirements or reductions of the Company’s Revolving Credit Facility and 2005 Senior Notes. As of December 31, 2007, there were no outstanding debt securities under the shelf registration.

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of December 31, 2007, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in 2007, 2006 and 2005. At December 31, 2007, the fair value of the interest rate collar and swap agreements was $6,488,000, of which $192,000 was recorded as other accrued liabilities for the collar maturing within the next twelve months and $6,296,000 was recorded as other long-term liabilities, for swap maturities greater than twelve months. At December 31, 2006, the fair value of the interest rate swap agreements was $1,106,000, of which $1,218,000 and $2,324,000 were recorded as other assets and other long-term liabilities, respectively, for swap maturities greater than twelve months. The Company has recorded, in interest expense, net losses (gains) related to the interest rate collar and swap agreements of $(633,000), $(81,000) and $2,772,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $453,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of December 31, 2007 and 2006 based on quoted market values of the Company’s portfolio of derivative instruments.

On February 1, 2008, the Company entered into an interest rate swap agreement in a notional amount of $50,000,000 with a fixed rate of 3.795% for the purpose of extending an existing hedge of its exposure to interest rate fluctuations on floating rate interest payments on the Company’s variable rate senior notes. The term of the new swap agreement starts on May 28, 2009, which is the maturity date on two existing swaps with the same total notional amount of $50,000,000, and ends on February 28, 2013, the maturity date of the Company’s variable rate senior notes. The swap agreement effectively converts the Company’s interest rate obligation on a portion of the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. The swap agreement is designated as a cash flow hedge for the Company’s variable rate senior notes.

Capital Expenditures

Capital expenditures for 2007 were $164,083,000 of which $67,898,000 was for construction of new tank barges and towboats, and $96,185,000 was primarily for upgrading of the existing marine transportation fleet. Capital expenditures for 2006 were $139,129,000 of which $58,649,000 was for construction of new tank barges and towboats, and $80,480,000 was primarily for upgrading of the existing marine transportation fleet. Capital expenditures for 2005 were $122,283,000, of which $65,833,000 was for construction of new tank barges and towboats, and $56,450,000 was primarily for upgrading of the existing marine transportation fleet. Financing of the construction of the new tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

A summary of the new tank barge construction follows:

Contract	No. of	Total	Expended						Placed in Service
Date	Barges	Capacity	2004	2005	2006	2007	Total		2005	2006	2007	2008*	2009*
			($ in millions)						(Barrels in thousands)

Oct. 2003	9	251,000	$14.1	$1.6	$—	$—	$15.7		28	—	—	—	—
June 2004	11	311,000	—	24.6	.1	—	24.7		311	—	—	—	—
July 2004	7	199,000	3.9	10.9	.2	—	15.0		171	28	—	—	—
Nov. 2004	20	221,000	—	21.9	1.4	—	23.3		221	—	—	—	—
July 2005	10	285,000	—	3.7	11.6	4.3	19.6		—	171	114	—	—
July 2005	13	368,000	—	—	28.4	—	28.4		—	368	—	—	—
Mar. 2006	12	347,000	—	—	2.4	28.0	30.4		—	—	347	—	—
April 2006	8	225,000	—	—	1.4	9.9	15.9	Est.	—	—	85	140	—
June 2006	2	21,000	—	—	1.8	.9	2.7		—	—	21	—	—
Oct. 2006	6	65,000	—	—	1.7	6.2	8.7	Est.	—	—	44	21	—
Feb. 2007	1	19,000	—	—	—	2.9	2.9		—	—	19	—	—
Feb. 2007	12	336,000	—	—	—	—	34.4	Est.	—	—	—	336	—
Aug. 2007	6	63,000	—	—	—	2.2	9.3	Est.	—	—	—	63	—
Dec. 2007	2	21,000	—	—	—	—	3.1	Est.	—	—	—	10	11
Jan. 2008	14	322,000	—	—	—	—	37.7	Est.	—	—	—	—	322

*	Based on current or expected construction schedule

A summary of the new towboat construction follows:

Contract	No. of			Expended					Placed in Service
Date	Towboats	Horsepower	Market	2005	2006	2007	Total		2006	2007	2008*	2009*
				($ in millions)

Dec. 2005	4	2100	River	$3.2	$6.8	$4.9	$14.9		1	3	—	—
Aug. 2006	4	1800	Canal	—	2.8	7.0	14.2	Est.	—	1	3	—
Mar. 2007	4	1800	Canal	—	—	1.2	14.2	Est.	—	—	2	2
June 2007	2	1800	Canal	—	—	.3	7.1	Est.	—	—	—	2
Aug. 2007	2	1800	Canal	—	—	.1	7.1	Est.	—	—	—	2

*	Based on current or expected construction schedule

Funding for future capital expenditures and new tank barge and towboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during 2007 and 2005. During 2006, the Company purchased in the open market 162,900 shares of common stock at a total purchase price of $4,789,000, for an average price of $29.40 per share. In January 2008, the Company purchased in the open market 80,500 shares of common stock at a total purchase price of $3,175,000, for an average price of $39.45 per share. As of February 27, 2008, the Company had 2,177,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $235,746,000, $150,364,000 and $141,982,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in 2007 versus 2006 reflected stronger earnings in 2007 versus 2006, higher depreciation and amortization expense attributable to the new construction program and acquisitions, and higher cash flows resulting from changes in operating assets and liabilities. The 2007 year experienced a net increase in cash flows from changes in operating assets and liabilities versus a net decrease in 2006 primarily due to the timing of federal income tax payments, including a 2006 tax year refund carryover to 2007 and the settlement in 2006 of the audit of the Company’s 2002 through 2004 federal tax returns with the Internal Revenue Service. In addition, 2007 included improved accounts receivable collections versus 2006 in the diesel engine services segment, higher employee incentive compensation accruals, and an increase in deferred revenue liabilities in 2007 versus a decrease in 2006. These increases were partially offset by higher inventory levels in 2007 versus 2006. The increase in 2006 versus 2005 reflected stronger earnings, partially offset by negative cash flows resulting from changes in operating assets and liabilities primarily due to an inventory increase to accommodate increased diesel engine services activity levels, larger incentive compensation payments in 2006 over 2005, smaller increase in accounts payable in 2006 versus 2005 and the reclassification of the tax benefit from equity compensation plans from operating activities to financing activities in 2006. These negative cash flows were partially offset by a smaller pension fund contribution in 2006 of $400,000 versus $12,000,000 in 2005.

Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings associated with each of the above and other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of February 26, 2008, $158,706,000 under its Revolving Credit Facility, $121,000,000 under its shelf registration program, subject to mutual agreement to terms, and $4,389,000 available under its Credit Line.

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

There are numerous factors that may negatively impact the Company’s cash flow in 2008. For a list of significant risks and uncertainties that could impact cash flows, see Note 11, Contingencies and Commitments in the financial statements. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 4, Long-Term Debt in the financial statements.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is

$6,003,000 at December 31, 2007, including $5,559,000 in letters of credit and debt guarantees, and $444,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Contractual Obligations

The contractual obligations of the Company and its subsidiaries at December 31, 2007 consisted of the following (in thousands):

	Payments Due By Period
		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Long-term debt	$297,383	$1,368	$938	$95,077	$200,000
Non-cancelable operating leases — tank barges	20,547	4,418	8,448	5,840	1,841
Non-cancelable operating leases — towboats	120,050	52,547	59,800	7,703	—
Non-cancelable operating leases — land, buildings and equipment	20,558	3,203	5,082	4,196	8,077
Tank barge and towboat construction contracts	118,929	72,132	46,797	—	—

	$577,467	$133,668	$121,065	$112,816	$209,918

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

Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123R”) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related implementation guidance. SFAS No. 123R requires the Company to expense grants made under its stock option plans. The cost will be recognized over the vesting period of the options. SFAS No. 123R is effective for the first annual period beginning after December 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 are recognized as expense in the consolidated statement of earnings. The Company adopted SFAS No. 123R effective January 1, 2006 using the modified prospective application method. Accordingly, compensation expense is recognized for all newly granted awards and awards modified, repurchased or cancelled after January 1, 2006. Compensation expense for the unvested portion of awards that were outstanding at January 1, 2006 is recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated under the Black-Scholes option pricing model.

Prior to 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of APB No. 25. Under the intrinsic value method of accounting for stock-based employee compensation, since the exercise price of the Company’s stock options was at the fair market value on the date of grant, no compensation expense was recorded. The Company was required under SFAS No. 123 to disclose pro forma information relating to option grants as if the Company used the fair value method of accounting, which required the recording of estimated compensation expenses.

The following table summarizes pro forma net earnings and earnings per share for the year ended December 31, 2005 assuming the Company had used the fair value method of accounting for its stock-option plans (in thousands, except per share amounts):

2005

Net earnings, as reported	$68,781
Add: Total stock-based employee compensation expense included in net income, net of related tax effects	1,047
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,650)

Net earnings, pro forma	$67,178

Earnings per share:
Basic — as reported	$1.37
Basic — pro forma	$1.34
Diluted — as reported	$1.33
Diluted — pro forma	$1.30

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

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued a FASB Staff Position (“FSP”) on SFAS No. 157 that delays the effective date of SFAS No. 157 by one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 157 on its consolidated financial statements, which the Company is required to adopt beginning in the first quarter of 2008, with the exceptions allowed under the FSP described above.

In September 2006, the FASB issued FASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) recognize in its balance sheet an asset for a defined benefit plan’s overfunded status or a liability for its underfunded status; (b) recognize changes in the funded status of a defined benefit postretirement plan that are not recognized as components of net periodic benefit cost in comprehensive income in the year in which the changes occur; and (c) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). The requirement to recognize the funded status of a benefit plan and the disclosure requirements was effective for the Company’s fiscal year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of a Company’s fiscal year end balance sheet is effective for the Company’s fiscal year ending on December 31, 2008.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This guidance prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in interim and annual financial reporting periods because an obligation has not occurred and therefore a liability should not be recognized. The Company adopted the provisions of this guidance at the beginning of the first quarter of 2007. This change was applied retrospectively for all consolidated financial statements presented. The change had no impact on its annual consolidated financial statements but did result in the adjustment of 2006 interim unaudited consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material after all of the relevant quantitative and qualitative factors are considered. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 and was effective for the Company’s fiscal year ended December 31, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued FASB No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 159 on its consolidated financial statements, which the Company is required to adopt beginning in the first quarter of 2008.

In December 2007, the FASB issued FASB No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for acquisitions beginning in the Company’s fiscal year ending December 31, 2009 and earlier application is prohibited.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would impact the 2008 interest expense by approximately $626,000, based on balances outstanding at December 31, 2007, and change the fair value of the Company’s debt by less than 1%.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of December 31, 2007, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in 2007, 2006 and 2005. At December 31, 2007, the fair value of the interest rate collar and swap agreements was $6,488,000, of which $192,000 was recorded as other accrued liabilities for the collar maturing within the next twelve months and $6,296,000 was recorded as other long-term liabilities, for swap maturities greater than twelve months. At December 31, 2006, the fair value of the interest rate swap agreements was $1,106,000, of which $1,218,000 and $2,324,000 were recorded as other assets and other long-term liabilities, respectively, for swap maturities greater than twelve months. The Company has recorded, in interest expense, net losses (gains) related to the interest rate collar and swap agreements of $(633,000), $(81,000) and $2,772,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $453,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of December 31, 2007 and 2006 based on current market values of the Company’s portfolio of derivative instruments.

On February 1, 2008, the Company entered into an interest rate swap agreement in a notional amount of $50,000,000 with a fixed rate of 3.795% for the purpose of extending an existing hedge of its exposure to interest rate fluctuations on floating rate interest payments on the Company’s variable rate senior notes. The term of the new swap agreement starts on May 28, 2009, which is the maturity date on two existing swaps with the same total notional amount of $50,000,000, and ends on February 28, 2013, the maturity date of the Company’s variable rate senior notes. The swap agreement effectively converts the Company’s interest rate obligation on a portion of the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. The swap agreement is designated as a cash flow hedge for the Company’s variable rate senior notes.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report (see Item 15, page 82).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2007, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. KPMG LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on page 48 of this annual report.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10 Through 14.

The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2007, except for the information regarding executive officers which is provided under Item 1.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kirby Corporation:

We have audited Kirby Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kirby Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Kirby Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston, Texas
February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kirby Corporation:

We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments. As discussed in Note 8 to the consolidated financial statements, effective December 31, 2006, the Company changed its accounting for defined benefit pension and other postretirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kirby Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Houston, Texas
February 27, 2008

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
	($ in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$5,117	$2,653
Accounts receivable:
Trade — less allowance for doubtful accounts of $2,016 ($1,978 in 2006)	175,876	162,809
Other	7,713	20,850
Inventory — finished goods, at lower of average cost or market	53,377	41,777
Prepaid expenses and other current assets	18,731	16,426
Deferred income taxes	6,529	5,077

Total current assets	267,343	249,592

Property and equipment:
Marine transportation equipment	1,391,613	1,190,163
Land, buildings and equipment	98,317	90,517

	1,489,930	1,280,680
Accumulated depreciation	583,832	514,074

	906,098	766,606

Investment in marine affiliates	1,921	2,264
Goodwill — less accumulated amortization of $15,566 in 2007 and 2006	229,292	223,432
Other assets	25,821	29,225

	$1,430,475	$1,271,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,368	$844
Income taxes payable	9,182	3,016
Accounts payable	100,908	88,213
Accrued liabilities:
Interest	1,200	1,342
Insurance premiums and claims	21,360	20,775
Employee compensation	34,439	26,565
Taxes — other than on income	6,789	6,167
Other	9,403	14,933
Deferred revenues	6,771	5,012

Total current liabilities	191,420	166,867

Long-term debt — less current portion	296,015	309,518
Deferred income taxes	130,899	125,943
Minority interests	2,977	3,018
Other long-term liabilities	39,334	33,778

	469,225	472,257

Contingencies and commitments	—	—
Stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 57,337,000 shares	5,734	5,734
Additional paid-in capital	211,983	208,032
Accumulated other comprehensive income — net	(22,522)	(23,087)
Retained earnings	647,692	524,351

	842,887	715,030
Less cost of 3,806,000 shares in treasury (4,354,000 in 2006)	73,057	83,035

	769,830	631,995

	$1,430,475	$1,271,119

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	($ in thousands,
	except per share amounts)

Revenues:
Marine transportation	$928,834	$807,216	$685,999
Diesel engine services	243,791	177,002	109,723

	1,172,625	984,218	795,722

Costs and expenses:
Costs of sales and operating expenses	735,427	631,334	515,255
Selling, general and administrative	121,952	107,728	88,648
Taxes, other than on income	13,159	12,826	12,270
Depreciation and amortization	80,916	64,396	57,405
Loss (gain) on disposition of assets	383	(1,436)	(2,360)

	951,837	814,848	671,218

Operating income	220,788	169,370	124,504
Equity in earnings of marine affiliates	266	707	1,933
Loss on debt retirement	—	—	(1,144)
Other expense	(221)	(116)	(319)
Minority interests	(717)	(558)	(1,069)
Interest expense	(20,284)	(15,201)	(12,783)

Earnings before taxes on income	199,832	154,202	111,122
Provision for taxes on income	(76,491)	(58,751)	(42,341)

Net earnings	$123,341	$95,451	$68,781

Net earnings per share of common stock:
Basic	$2.33	$1.82	$1.37
Diluted	$2.29	$1.79	$1.33

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	($ in thousands)

Common stock:
Balance at beginning of year	$5,734	$3,091	$3,091
Two-for-one stock split with distribution date of May 31, 2006	—	2,643	—

Balance at end of year	$5,734	$5,734	$3,091

Additional paid-in capital:
Balance at beginning of year	$208,032	$204,453	$185,123
Excess of proceeds received upon exercise of stock options and issuance of restricted stock over cost of treasury stock sold	746	4,553	7,272
Tax benefit realized from equity compensation plans	2,995	5,520	12,058
Two-for-one stock split with distribution date of May 31, 2006	—	(2,643)	—
Issuance of restricted stock, net of forfeitures	(6,133)	(5,607)	—
Amortization of unearned compensation	6,343	6,816	—
Reclassification from unearned compensation	—	(5,060)	—

Balance at end of year	$211,983	$208,032	$204,453

Accumulated other comprehensive income:
Balance at beginning of year	$(23,087)	$(2,028)	$(5,672)
Change in defined benefit plans’ minimum liabilities, net of taxes ($(2,600) in 2007, $13,677 in 2006 and $57 in 2005)	4,063	(21,925)	(93)
Change in fair value of derivative financial instruments, net of taxes ($1,884 in 2007, $(466) in 2006 and $(2,012) in 2005)	(3,498)	866	3,737

Balance at end of year	$(22,522)	$(23,087)	$(2,028)

Unearned compensation:
Balance at beginning of year	$—	$(5,060)	$(2,255)
Issuance of restricted stock, net of forfeitures	—	—	(4,497)
Amortization of unearned compensation	—	—	1,692
Reclassification to additional paid-in capital	—	5,060	—

Balance at end of year	$—	$—	$(5,060)

Retained earnings:
Balance at beginning of year	$524,351	$428,900	$360,119
Net earnings for the year	123,341	95,451	68,781

Balance at end of year	$647,692	$524,351	$428,900

Treasury stock:
Balance at beginning of year	$(83,035)	$(91,814)	$(105,171)
Purchase of treasury stock (163,000 shares in 2006)	—	(4,789)	—
Cost of treasury stock sold upon exercise of stock options and issuance of restricted stock (548,000 in 2007, 745,000 in 2006 and 1,115,000 in 2005)	9,978	13,568	13,357

Balance at end of year	$(73,057)	$(83,035)	$(91,814)

Comprehensive income:
Net earnings for the year	$123,341	$95,451	$68,781
Other comprehensive income (loss), net of taxes ($(716) in 2007, $13,211 in 2006 and $(1,955) in 2005)	565	(21,059)	3,644

Total comprehensive income	$123,906	$74,392	$72,425

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	($ in thousands)

Cash flows from operating activities:
Net earnings	$123,341	$95,451	$68,781
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	80,916	64,396	57,405
Provision (credit) for deferred income taxes	1,653	(292)	(132)
Loss (gain) on disposition of assets	383	(1,436)	(2,360)
Equity in earnings of marine affiliates, net of distributions	395	(707)	587
Loss on debt retirement	—	—	1,144
Amortization of unearned compensation	6,343	6,816	1,692
Other	910	694	971
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	1,868	(15,540)	(20,315)
Inventory	(9,335)	(5,009)	(3,541)
Other assets	(1,198)	4,456	(9,846)
Income taxes payable	8,614	(1,549)	14,404
Accounts payable	11,742	11,276	26,979
Accrued and other liabilities	10,114	(8,192)	6,213

Net cash provided by operating activities	235,746	150,364	141,982

Cash flows from investing activities:
Capital expenditures	(164,083)	(139,129)	(122,283)
Acquisitions of businesses and marine equipment, net of cash acquired	(67,185)	(143,911)	(7,500)
Proceeds from disposition of assets	3,417	3,077	6,286
Other	(52)	(7,313)	(804)

Net cash used in investing activities	(227,903)	(287,276)	(124,301)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	(12,350)	107,400	(17,400)
Proceeds from senior notes	—	—	200,000
Payments on senior notes	—	—	(200,000)
Payments on long-term debt, net	(984)	(96)	(1,304)
Return of investment to minority interests	(1,333)	(1,256)	(822)
Proceeds from minority interest investment	575	1,760	—
Proceeds from exercise of stock options	5,718	13,188	19,054
Purchase of treasury stock	—	(4,789)	—
Excess tax benefit from equity compensation plans	2,995	5,520	—

Net cash provided by (used in) financing activities	(5,379)	121,727	(472)

Increase (decrease) in cash and cash equivalents	2,464	(15,185)	17,209
Cash and cash equivalents, beginning of year	2,653	17,838	629

Cash and cash equivalents, end of year	$5,117	$2,653	$17,838

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$20,171	$15,154	$11,693
Income taxes	$63,341	$55,072	$28,069
Noncash investing activity:
Disposition of assets for note receivables	$—	$1,735	$363
Cash acquired in acquisitions	$10	$2,790	$—
Debt assumed in acquisitions	$245	$2,625	$—

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

Accounts Receivable.  In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 2007 and 2006 were $10,094,000 and $20,644,000, respectively, of accruals for diesel engine services work in process which have not been invoiced as of the end of each year.

The Company’s marine transportation and diesel engine services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with insurance companies. The Company had $150,000 in receivables from insurance companies to cover claims over the Company’s deductible as of December 31, 2007. As of December 31, 2006, the Company had no receivables from insurance companies to cover claims over the Company’s deductible.

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

Property, Maintenance and Repairs.  Property is recorded at cost. Improvements and betterments are capitalized as incurred. Depreciation is recorded on the straight-line method over the estimated useful lives of the individual assets as follows: marine transportation equipment, 6-40 years; buildings, 10-40 years; other equipment, 2-10 years; and leasehold improvements, term of lease. When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in the statement of earnings. Major maintenance and repairs are charged to operating expense as incurred.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This guidance prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in interim and annual financial reporting periods because an obligation has not occurred and therefore a liability should not be recognized. The Company adopted the provisions of this guidance at the beginning of the first quarter of 2007. This change was

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Summary of Significant Accounting Policies — (Continued)

applied retrospectively for all consolidated financial statements presented. The change had no impact on its annual consolidated financial statements but did result in the adjustment of 2006 interim unaudited consolidated financial statements as disclosed in Note 10, Quarterly Results (Unaudited).

Environmental Liabilities.  The Company expenses costs related to environmental events as they are incurred or when a loss is considered probable and estimable.

Goodwill.  The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. Goodwill, including goodwill associated with equity method investments, is not amortized. The Company conducted its annual goodwill impairment test at November 30, 2007, noting no impairment of goodwill. The Company will continue to conduct goodwill impairment tests as of November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary.

Revenue Recognition.  The majority of marine transportation revenue is derived from term contracts, ranging from one to five years, with renewal options, and the remainder is from spot market movements. The majority of the term contracts are for terms of one year. The Company is a provider of marine transportation services for its customers and, in almost all cases, does not assume ownership of the products it transports. A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate or at a daily rate. The rate may or may not escalate during the term of the contract, however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate, including fuel, and are subject to market volatility. The Company uses a voyage accounting method of revenue recognition for its marine transportation revenues which allocates voyage revenue and expenses based on the percent of the voyage completed during the period. There is no difference in the recognition of revenue between a term contract and a spot contract.

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

Stock-Based Compensation.  In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123R”) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related implementation guidance. SFAS No. 123R requires the Company to expense grants made under its stock option plans. The cost will be recognized over the vesting period of the options. SFAS No. 123R is effective for the first annual period beginning after December 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 are recognized as expense in the consolidated statement of earnings. The Company adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method. Accordingly, compensation expense is recognized for all newly granted awards and awards modified, repurchased or cancelled after January 1, 2006. Compensation expense for the unvested portion of awards that were outstanding at January 1, 2006 is recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated under the Black-Scholes option pricing model.

Prior to 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of APB No. 25. Under the intrinsic value method of accounting for stock-based

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Summary of Significant Accounting Policies — (Continued)

employee compensation, since the exercise price of the Company’s stock options was at the fair market value on the date of grant, no compensation expense was recorded. The Company was required under SFAS No. 123 to disclose pro forma information relating to option grants as if the Company used the fair value method of accounting, which required the recording of estimated compensation expenses.

The following table summarizes pro forma net earnings and earnings per share for the year ended December 31, 2005 assuming the Company had used the fair value method of accounting for its stock option plans (in thousands, except per share amounts):

2005

Net earnings, as reported	$68,781
Add: Total stock-based employee compensation expense included in net earnings, net of related tax effects	1,047
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,650)

Net earnings, pro forma	$67,178

Earnings per share:
Basic — as reported	$1.37
Basic — pro forma	$1.34
Diluted — as reported	$1.33
Diluted — pro forma	$1.30

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

As of December 31, 2007, the Company has provided a liability of $4,230,000 for unrecognized tax benefits related to various income tax issues which includes $1,591,000 of interest and penalties of which $338,000 was recognized in 2007. The amount that would impact the Company’s effective tax rate, if recognized, is $2,817,000, with the difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate being primarily related to the federal tax benefit of state income tax items. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Summary of Significant Accounting Policies — (Continued)

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$2,093
Additions based on tax positions related to the current year	619
Additions for tax positions of prior years	411
Reductions for tax positions of prior years	(412)
Settlements	(72)

Balance at December 31, 2007	$2,639

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the 2004 through 2006 tax years. The Company’s and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the 2001 through 2006 tax years. It is not reasonably possible to determine if the liability for unrecognized tax benefits will significantly change prior to December 31, 2008 due to the uncertainty of possible examination results.

Accrued Insurance.  Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (IBNR) or fully developed based on past experience. Insurance premiums, IBNR losses and incurred claims losses, up to the Company’s deductible, for 2007, 2006 and 2005 were $14,317,000, $9,383,000, and $9,566,000, respectively.

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

Accounting Standards

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material after all of the relevant quantitative and qualitative factors are considered. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 and was effective for the Company’s fiscal year ended December 31, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued a FASB Staff Position (“FSP”) on SFAS No. 157 that delays the effective date of SFAS No. 157 by one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 157 on its consolidated financial statements, which the Company is required to adopt beginning in the first quarter of 2008, with the exceptions allowed under the FSP described above.

In February 2007, the FASB issued FASB No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 159 on its consolidated financial statements, which the Company is required to adopt beginning in the first quarter of 2008.

In December 2007, the FASB issued FASB No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for acquisitions beginning in the Company’s fiscal year ending December 31, 2009 and earlier application is prohibited.

(2)	Acquisitions

On October 1, 2007, the Company purchased nine inland tank barges from Siemens Financial, Inc. for $4,500,000 in cash. The Company had been leasing the barges since 1994 when the leases were assigned to the Company as part of the Company’s purchase of the tank barge fleet of The Dow Chemical Company (“Dow”).

On July 20, 2007, the Company purchased substantially all of the assets of Saunders Engine and Equipment Company, Inc. (“Saunders”) for $13,288,000 in cash and the assumption of $245,000 of debt. Saunders was a Gulf Coast high-speed diesel engine services provider operating factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere engines, as well as an authorized marine dealer for Caterpillar engines in Alabama.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Acquisitions — (Continued)

On February 23, 2007, the Company purchased the assets of P&S Diesel Service, Inc. (“P&S”) for $1,622,000 in cash. P&S was a Gulf Coast high-speed diesel engine services provider operating as a factory-authorized marine dealer for Caterpillar in Louisiana.

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

On January 3, 2007, the Company purchased the stock of Coastal Towing, Inc. (“Coastal”), the owner of 37 inland tank barges, for $19,474,000 in cash. The Company had been operating the Coastal tank barges since October 2002 under a barge management agreement.

On January 2, 2007, the Company purchased 21 inland tank barges from Cypress Barge Leasing, LLC for $14,965,000 in cash. The Company had been leasing the barges since 1994 when the leases were assigned to the Company as part of the Company’s purchase of the tank barge fleet of Dow.

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

On July 21, 2006, the Company purchased the assets of Marine Engine Specialists, Inc. (“MES”) for $6,863,000 in cash. MES was a Gulf Coast high-speed diesel engine services provider, operating a factory-authorized full service marine dealership for John Deere, as well as a service provider for Detroit Diesel.

On June 7, 2006, the Company purchased the stock of Global Power Holding Company, a privately held company that owned all of the outstanding equity of Global Power Systems, L.L.C. (“Global”). The Company purchased Global for an aggregate consideration of $101,720,000, consisting of $98,657,000 in cash, the assumption of $2,625,000 of debt and $438,000 of merger costs. Global was a Gulf Coast high-speed diesel engine services provider, operating factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines, and Allison transmissions, as well as an authorized marine dealer for Caterpillar in Louisiana. As a result of the acquisition, the Company recorded $55,705,000 of goodwill and $16,292,000 of intangibles. The intangibles have a weighted average amortization period of approximately 16 years.

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

Effective January 1, 2006, the Company acquired an additional one-third interest in Osprey Line, L.L.C. (“Osprey”), increasing the Company’s ownership to a two-thirds interest. Osprey, formed in 2000, operates a barge feeder service for cargo containers between Houston and New Orleans, as well as several ports located above Baton Rouge on the Mississippi River.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Acquisitions — (Continued)

On December 13, 2005, the Company purchased the diesel engine services division of TECO Barge Lines, Inc. (“TECO”) for $500,000 in cash. In addition, the Company entered into a contract to provide diesel engine services to TECO.

On June 24, 2005, the Company purchased American Commercial Lines Inc.’s black oil products fleet of 10 inland tank barges for $7,000,000 in cash.

Pro forma results of the acquisitions made in 2005 through 2007 have not been presented as the pro forma revenues, earnings before taxes on income, net earnings and net earnings per share would not be materially different from the Company’s actual results.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of December 31, 2007, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional			Fixed
amount	Effective date	Termination date	pay rate	Receive rate

$50,000	April 2004	May 2009	4.00%	Three-month LIBOR
$100,000	March 2006	February 2013	5.45%	Three-month LIBOR

On November 14, 2006, the Company entered into a $50,000,000 two-year zero-cost interest rate collar agreement. The collar uses the London Interbank Offered Rate (“LIBOR”) as its interest rate basis. The cap rate is set at 5.375% and the floor is set at 4.33%. When LIBOR is above the cap, the Company will receive the difference between LIBOR and the cap. When LIBOR is below the floor, the Company will pay the difference between LIBOR

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Derivative Instruments — (Continued)

and the floor. When LIBOR is between the cap rate and the floor, no payments are required. The collar is designated as a cash flow hedge for the Company’s variable rate senior notes.

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in 2007, 2006 and 2005. At December 31, 2007, the fair value of the interest rate collar and swap agreements was $6,488,000, of which $192,000 was recorded as other accrued liabilities for the collar maturing within the next twelve months and $6,296,000 was recorded as other long-term liabilities, for swap maturities greater than twelve months. At December 31, 2006, the fair value of the interest rate swap agreements was $1,106,000, of which $1,218,000 and $2,324,000 were recorded as other assets and other long-term liabilities, respectively, for swap maturities greater than twelve months. The Company has recorded, in interest expense, net losses (gains) related to the interest rate collar and swap agreements of $(633,000), $(81,000) and $2,772,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $453,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were determined as of December 31, 2007 and 2006 based on quoted market values of the Company’s portfolio of derivative instruments.

On February 1, 2008, the Company entered into an interest rate swap agreement in a notional amount of $50,000,000 with a fixed rate of 3.795% for the purpose of extending an existing hedge of its exposure to interest rate fluctuations on floating rate interest payments on the Company’s variable rate senior notes. The term of the new swap agreement starts on May 28, 2009, which is the maturity date on two existing swaps with the same total notional amount of $50,000,000, and ends on February 28, 2013, the maturity date of the Company’s variable rate senior notes. The swap agreement effectively converts the Company’s interest rate obligation on a portion of the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. The swap agreement is designated as a cash flow hedge for the Company’s variable rate senior notes.

(4)	Long-Term Debt

Long-term debt at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006

Long-term debt, including current portion:
$250,000,000 revolving credit facility due June 14, 2011	$95,050	$107,400
Senior notes due February 28, 2013	200,000	200,000
Other long-term debt	2,333	2,962

	$297,383	$310,362

The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2008	$1,368
2009	902
2010	36
2011	95,072
2012	5
Thereafter	200,000

$297,383

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Long-Term Debt — (Continued)

The Company has an unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank. On June 14, 2006, the Company increased the Revolving Credit Facility to $250,000,000 from a previous $150,000,000 facility, and extended the maturity date to June 14, 2011 from the previous maturity date of December 9, 2007. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. The unsecured Revolving Credit Facility has a variable interest rate based on LIBOR and varies with the Company’s senior debt rating and the level of debt outstanding. The variable interest rate spread for 2007 was 40 basis points over LIBOR and the commitment fee and utilization fee were each .10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. The Company was in compliance with all Revolving Credit Facility covenants as of December 31, 2007. As of December 31, 2007, the Company had $95,050,000 of borrowings outstanding under the Revolving Credit Facility. The average borrowing under the Revolving Credit Facility during 2007 was $141,026,000, computed by averaging the daily balance, and the weighted average interest rate was 5.8%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $1,294,000 as of December 31, 2007.

The Company has $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013. The 2005 Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The 2005 Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. The proceeds of the 2005 Senior Notes were used to repay the outstanding balance of $200,000,000 on the Company’s 2003 senior notes. With the early extinguishment of the 2003 senior notes, the Company expensed $1,144,000 of unamortized financing costs associated with the retired senior notes during the 2005 second quarter. As of December 31, 2007, $200,000,000 was outstanding under the 2005 Senior Notes and the 2007 average interest rate was 6.0%, computed by dividing the interest expense under the 2005 Senior Notes by the average 2005 Senior Notes borrowings of $200,000,000. The Company was in compliance with all 2005 Senior Notes covenants at December 31, 2007.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit. The Credit Line was reduced from $10,000,000 to $5,000,000 in June 2006, with a maturity date of June 30, 2008. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of December 31, 2007. Outstanding letters of credit under the Credit Line were $596,000 as of December 31, 2007.

The Company has on file with the SEC a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate debt with a maturity of nine months or longer. The current $121,000,000 available balance, subject to mutual agreement to terms, as of December 31, 2007 may be used for future business or equipment acquisitions, working capital requirements or reductions of the Company’s Revolving Credit Facility and 2005 Senior Notes. As of December 31, 2007, there were no outstanding debt securities under the shelf registration.

The Company is of the opinion that the amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt at December 31, 2007 and 2006.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Taxes on Income

Earnings before taxes on income and details of the provision (credit) for taxes on income for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005

Earnings before taxes on income — United States	$199,832	$154,202	$111,122

Provision (credit) for taxes on income:
Federal
Current	$67,766	$53,539	$40,702
Deferred	532	(316)	(2,584)
State and local	8,193	5,528	4,223

	$76,491	$58,751	$42,341

In November 2005, the FASB issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP No. 123R-3”), to provide an alternative transition election related to accounting for the tax effects of share-based payment awards to the guidance provided in Paragraph 81 of SFAS No. 123R. Paragraph 81 of the SFAS No. 123R requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123R (the “APIC Pool”). The Company elected to adopt the transition method described in FSP No. 123R-3. Utilizing the calculation method described in FSP No. 123R-3, the Company calculated its APIC pool as of January 1, 2006 associated with stock-based compensation awards that were fully vested as of December 31, 2005. The impact on the APIC Pool for stock-based compensation awards that are partially vested at, or granted subsequent to, December 31, 2005 are being determined in accordance with SFAS No. 123R.

During the three years ended December 31, 2007, 2006 and 2005, tax benefits related to the exercise of stock options and the issuance of restricted stock that were allocated directly to additional paid-in capital were $2,995,000, $5,520,000 and $12,058,000, respectively.

The Company’s provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 2007, 2006 and 2005 due to the following:

	2007	2006	2005

United States income tax statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.7	2.3	2.5
Non-deductible items	.6	.8	.6

	38.3%	38.1%	38.1%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Taxes on Income — (Continued)

The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax assets and liabilities at December 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005

Current deferred tax assets:
Compensated absences	$510	$497	$465
Allowance for doubtful accounts	700	672	550
Insurance accruals	2,959	2,250	2,177
Other	2,360	1,658	578

	$6,529	$5,077	$3,770

Non-current deferred tax assets and liabilities:
Deferred tax assets:
Postretirement health care benefits	$3,391	$3,226	$3,131
Insurance accruals	1,022	1,783	2,181
Deferred compensation	4,949	1,885	1,762
Unrealized loss on derivative financial instruments	2,271	387	854
Unrealized loss on defined benefit plans	10,378	12,711	250
Tax credit carryforwards	3,249	496	496
Other	5,742	4,624	4,726
Valuation allowance	(496)	(496)	(496)

	30,506	24,616	12,904

Deferred tax liabilities:
Property	(137,433)	(125,431)	(118,046)
Deferred state taxes	(12,739)	(10,948)	(10,707)
Pension benefits	(4,415)	(7,075)	(9,546)
Goodwill and other intangibles	(5,811)	(6,365)	(1,051)
Other	(1,007)	(740)	(309)

	(161,405)	(150,559)	(139,659)

	$(130,899)	$(125,943)	$(126,755)

The valuation allowance at December 31, 2007 relates to a capital loss carryforward that expires in 2009 and will be reduced when and if the Company determines that the capital loss carryforward is more likely than not to be realized.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Leases

The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Lease agreements for tank barges have terms from two to seven years expiring at various dates through 2014. Lease agreements for towboats chartered by the Company have terms from 30 days to five years expiring at various dates through 2011; however, the majority of the towboat charter agreements are for terms of one year or less. Total rental expense for the years ended December 31, 2007, 2006 and 2005 was as follows (in thousands):

	2007	2006	2005

Rental expense:
Marine equipment — tank barges	$6,065	$8,535	$8,868
Marine equipment — towboats	100,022	79,068	64,805
Other buildings and equipment	4,941	4,575	4,087

Rental expense	$111,028	$92,178	$77,760

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2007 were as follows (in thousands):

	Land, Buildings	Marine Equipment
	and Equipment	Tank Barges	Towboats	Total

2008	$3,203	$4,418	$52,547	$60,168
2009	2,612	4,476	38,175	45,263
2010	2,470	3,972	21,625	28,067
2011	2,209	3,228	7,703	13,140
2012	1,987	2,612	—	4,599
Thereafter	8,077	1,841	—	9,918

	$20,558	$20,547	$120,050	$161,155

(7)	Stock Award Plans

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005

Compensation cost	$6,343	$6,816	$1,692
Income tax benefit	$2,429	$2,597	$645

Compensation cost capitalized as part of inventory is considered immaterial.

The Company has four employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock. For all of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to February 10, 2000 are ten years and the options vest ratably over four years. Options granted on and after February 10, 2000 have terms of five years and vest ratably over three years. At December 31, 2007, 1,491,198 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Stock Award Plans — (Continued)

The following is a summary of the stock award activity under the employee plans described above for the years ended December 31, 2007, 2006 and 2005:

	Outstanding	Weighted
	Non-Qualified or	Average
	Nonincentive	Exercise
	Stock Awards	Price

Outstanding at December 31, 2004	4,001,142	$11.98
Granted	414,500	$21.78
Exercised	(2,612,094)	$10.93
Canceled or expired	(5,336)	$15.92

Outstanding at December 31, 2005	1,798,212	$14.56
Granted	433,146	$27.17
Exercised	(1,148,719)	$12.71
Canceled or expired	(10,322)	$16.96

Outstanding at December 31, 2006	1,072,317	$18.80
Granted	350,980	$35.69
Exercised	(492,179)	$14.58
Canceled or expired	(668)	$16.96

Outstanding at December 31, 2007	930,450	$23.48

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at December 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted			Weighted
		Contractual	Average	Aggregated		Average	Aggregated
	Number	Life in	Exercise	Intrinsic	Number	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Years	Price	Value	Exercisable	Price	Value

$8.95	18,000	1.05	$8.95		18,000	$8.95
$12.78 — $16.96	332,140	.91	$16.28		332,140	$16.28
$20.89 — $22.05	189,668	2.15	$21.84		119,196	$21.86
$25.69 — $27.60	212,876	3.12	$27.20		67,264	$27.18
$35.66 — $36.94	177,766	4.07	$35.69		—	—

$8.95 — $36.94	930,450	2.27	$23.48	$21,403,000	536,600	$18.64	$14,939,000

The Company has two director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options can be granted under one of the plans. The 2000 Director Plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan provides for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted when first elected a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31,

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Stock Award Plans — (Continued)

2007, 121,562 shares were available for future grants under the 2000 Director Plan. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

The following is a summary of the stock award activity under the director plans described above for the years ended December 31, 2007, 2006 and 2005:

	Outstanding	Weighted
	Non-Qualified or	Average
	Nonincentive	Exercise
	Stock Awards	Price

Outstanding at December 31, 2004	351,138	$12.75
Granted	59,650	$20.28
Exercised	(56,066)	$10.20

Outstanding at December 31, 2005	354,722	$14.02
Granted	75,496	$35.20
Exercised	(86,902)	$15.27

Outstanding at December 31, 2006	343,316	$17.81
Granted	52,128	$36.82
Exercised	(91,102)	$13.17

Outstanding at December 31, 2007	304,342	$21.66

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at December 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted			Weighted
		Contractual	Average	Aggregate		Average	Aggregate
	Number	Life in	Exercise	Intrinsic	Number	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Years	Price	Value	Exercisable	Price	Value

$9.69 — $9.94	18,128	2.03	$9.77		18,128	$9.77
$10.07 — $12.75	94,736	3.63	$11.31		94,736	$11.31
$15.74 — $20.28	83,442	5.75	$17.66		83,442	$17.66
$35.17 — $36.82	108,036	8.70	$35.83		108,036	$35.83

$9.69 — $36.82	304,342	5.91	$21.66	$7,552,000	304,342	$21.66	$7,552,000

The total intrinsic value of all options exercised and restricted stock vestings under all of the Company’s plans was $14,901,000, $22,588,000 and $36,241,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The actual tax benefit realized for tax deductions from stock award plans was $5,707,000, $8,606,000 and $13,808,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, there was $2,056,000 of unrecognized compensation cost related to nonvested stock options and $10,325,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately .6 years and restricted stock over approximately 2.2 years. The total fair value of shares vested was $7,505,000, $6,356,000 and $4,170,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

The weighted average fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $11.85, $10.18 and $6.89 per share, respectively. The fair value of the options granted during the years ended

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Stock Award Plans — (Continued)

December 31, 2007, 2006 and 2005 was $2,604,000, $2,945,000 and $1,804,000, respectively. The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Dividend yield	None	None	None
Average risk-free interest rate	4.6%	4.9%	3.9%
Stock price volatility	25%	25%	27%
Estimated option term	Four or nine years	Four or nine years	Four or nine years

(8)	Retirement Plans

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The fair value of plan assets was $103,405,000 and $97,376,000 at November 30, 2007 and 2006, respectively. As of November 30, 2007 and 2006, these assets were allocated among asset categories as follows:

			Current Minimum, Target and
Asset Category	2007	2006	Maximum Allocation Policy

Equity securities	48%	45%	40% — 45% — 70%
Debt securities	27%	29%	20% — 30% — 50%
Fund of hedge funds	16%	15%	5% — 15% — 20%
Real estate investment trusts	9%	11%	5% — 10% — 15%
Cash and cash equivalents	—%	—%	0% — 0% — 10%

	100%	100%

The Company’s investment strategy focuses on total return on invested assets (capital appreciation plus dividend and interest income). The primary objective in the investment management of assets is to achieve long-term growth of principal while avoiding excessive risk. Risk is managed through diversification of investments within and among asset classes, as well as by choosing securities that have an established trading and underlying operating history.

The Company assumed that plan assets would generate a long-term rate of return of 8.0% in 2007 and 8.25% in 2006. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation.

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

In September 2006, the FASB issued FASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) recognize in its balance sheet an asset for a defined benefit plan’s overfunded status or a liability for its underfunded status; (b) recognize changes in the funded status of a defined benefit postretirement plan that are not recognized as components of net periodic benefit cost in comprehensive income in the year in which the changes occur; and (c) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). The requirement to recognize the funded status of a benefit plan and the disclosure requirements was effective for the Company’s fiscal year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of a Company’s fiscal year end balance sheet is effective for the Company’s fiscal year ending on December 31, 2008.

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

The Company uses a November 30 measurement date for all of its plans. The following table presents the change in benefit obligation and plan assets for the Company’s defined benefit plans and postretirement benefit plans (in thousands):

	Pension Benefits				Other Postretirement Benefits
	Pension Plan		SERP		Postretirement Welfare Plan
	2007	2006	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$115,189	$102,997	$1,880	$1,912	$7,385	$7,919
Service cost	5,993	5,556	—	—	506	416
Interest cost	6,805	6,062	95	102	426	404
Actuarial loss (gain)	(2,608)	2,956	(642)	(31)	(350)	(883)
Gross benefits paid	(2,695)	(2,382)	(118)	(103)	(427)	(488)
Less: federal subsidy on benefits paid	—	—	—	—	18	17

Benefit obligation at end of year	$122,684	$115,189	$1,215	$1,880	$7,558	$7,385

Accumulated benefit obligation at end of year	$100,255	$97,699	$1,215	$1,880	$—	$—

Weighted-average assumption used to determine benefit obligation at end of year
Discount rate	6.1%	5.7%	6.1%	5.7%	6.1%	5.7%
Rate of compensation increase	4.1%	4.0%	—	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	8.5%	9.0%
Ultimate rate	—	—	—	—	5.0%	5.0%
Years to ultimate	—	—	—	—	2015	2011
Effect of one-percentage-point change in assumed health care cost trend rate on postretirement obligation
Increase	—	—	—	—	258	306
Decrease	—	—	—	—	(230)	(269)
Change in plan assets
Fair value of plan assets at beginning of year	$97,376	$90,514	$—	$—	$—	$—
Actual return on plan assets	8,324	9,244	—	—	—	—
Employer contribution	400	—	118	103	427	488
Gross benefits paid	(2,695)	(2,382)	(118)	(103)	(427)	(488)

Fair value of plan assets at end of year	$103,405	$97,376	$—	$—	$—	$—

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Retirement Plans — (Continued)

The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2007 and 2006 (in thousands):

					Other Postretirement
					Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2007	2006	2007	2006	2007	2006

Funded status at end of year
Fair value of plan assets	$103,405	$97,376	$—	$—	$—	$—
Benefit obligations	122,684	115,189	1,215	1,880	7,558	7,385

Funded status	(19,279)	(17,813)	(1,215)	(1,880)	(7,558)	(7,385)
December contributions	—	400	5	9	93	121

Amount recognized at end of year	$(19,279)	$(17,413)	$(1,210)	$(1,871)	$(7,465)	$(7,264)

Amounts recognized in the consolidated balance sheets
Current liability	$—	$—	$(81)	$(103)	$(435)	$(435)
Long-term liability	(19,279)	(17,413)	(1,129)	(1,768)	(7,030)	(6,829)
Amounts recognized in accumulated other comprehensive income
Net actuarial loss (gain)	$32,205	$38,028	$(2)	$653	$(2,520)	$(2,285)
Prior service cost (credit)	(312)	(401)	—	—	281	321

Accumulated other compensation income	$31,893	$37,627	$(2)	$653	$(2,239)	$(1,964)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2007 and 2006 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2007	2006	2007	2006

Projected benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$122,684	$115,189	$1,215	$1,880
Fair value of plan assets at end of year	103,405	97,376	—	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2007 and 2006 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2007	2006	2007	2006

Accumulated benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$—	$—	$1,215	$1,880
Accumulated benefit obligation at end of year	—	—	1,215	1,880
Fair value of plan assets at end of year	—	—	—	—

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Retirement Plans — (Continued)

The following tables presents the expected cash flows for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2007 and 2006 (in thousands):

					Other
					Postretirement
					Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2007	2006	2007	2006	2007	2006

Expected employer contributions
First year*	$1,253	$2,606	$81	$103	$435	$435

*	Expected contributions reflect amounts expected to be contributed to funded plans and expected employer cash distributions for unfunded plans (in thousands).

					Other
					Postretirement
					Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2007	2006	2007	2006	2007	2006

Expected benefit payments (gross)
2008	$3,777	$3,280	$81	$103	$435	$435
2009	3,981	3,576	81	102	455	445
2010	4,308	3,806	80	101	471	477
2011	4,685	4,128	79	100	504	486
2012	5,031	4,504	77	115	494	475
Next five years	33,535	28,753	392	647	3,520	3,398

					Other
					Postretirement
					Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2007	2006	2007	2006	2007	2006

Expected federal subsidy
2008	$—	$—	$—	$—	$(19)	$(19)
2009	—	—	—	—	(20)	(20)
2010	—	—	—	—	(20)	(20)
2011	—	—	—	—	(21)	(21)
2012	—	—	—	—	(21)	(22)
Next five years	—	—	—	—	(94)	(101)

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Retirement Plans — (Continued)

The components of net periodic benefit cost for the Company’s defined benefit plans for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	Pension Benefits
	Pension Plan			SERP
	2007	2006	2005	2007	2006	2005

Components of net periodic benefit cost
Service cost	$5,993	$5,556	$4,606	$—	$—	$—
Interest cost	6,805	6,062	5,152	95	102	98
Expected return on plan assets	(7,693)	(7,353)	(6,395)	—	—	—
Amortization:
Actuarial loss	2,584	3,284	2,306	13	21	17
Prior service credit	(89)	(89)	(89)	—	—	—

Net periodic benefit cost	$7,600	$7,460	$5,580	$108	$123	$115

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.70%	5.50%	5.75%	5.70%	5.50%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.25%	8.50%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are as follows (in thousands):

	Pension Benefits
	Pension Plan	SERP

Actuarial loss	$1,957	$—
Prior service credit	(89)	—

	$1,868	$—

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Retirement Plans — (Continued)

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	2007	2006	2005

Components of net periodic benefit cost
Service cost	$506	$416	$351
Interest cost	426	404	370
Amortization:
Actuarial gain	(116)	(105)	(143)
Prior service cost	40	40	40

Net periodic benefit cost	$856	$755	$618

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.70%	5.50%	5.75%
Health care cost trend rate
Initial rate	9.00%	10.00%	6.33%
Ultimate rate	5.00%	5.00%	5.00%
Years to ultimate	2011	2011	2006
Effect of one-percentage-point change in assumed health care cost trend rate on aggregate service and interest cost
Increase	$13	$15	$15
Decrease	(12)	(13)	(13)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are as follows (in thousands):

Other Postretirement Benefits
Postretirement Welfare Plan

Actuarial gain	$(113)
Prior service cost	40

$(73)

In addition to the defined benefit plan and postretirement medical benefit plan, the Company sponsors defined contribution plans for all shore-based employees and certain vessel personnel. Maximum contributions to these plans equal the lesser of 15% of the aggregate compensation paid to all participating employees or up to 20% of each subsidiary’s earnings before federal income tax after certain adjustments for each fiscal year. The aggregate contributions to the plans were $14,087,000, $9,781,000 and $8,778,000 in 2007, 2006 and 2005, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Earnings Per Share of Common Stock

The following table presents the components of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share amounts):

	2007	2006	2005

Net earnings	$123,341	$95,451	$68,781

Shares outstanding:
Weighted average common stock outstanding	52,978	52,476	50,224
Effect of dilutive securities:
Employee and director common stock plans	786	828	1,338

	53,764	53,304	51,562

Basic earnings per share of common stock	$2.33	$1.82	$1.37

Diluted earnings per share of common stock	$2.29	$1.79	$1.33

Certain outstanding options to purchase approximately 2,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2006, as such stock options would have been antidilutive. No shares were excluded in the computation of diluted earnings per share as of December 31, 2007 and 2005.

(10)	Quarterly Results (Unaudited)

The unaudited quarterly results for the year ended December 31, 2007 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenues	$274,211	$288,008	$302,556	$307,850
Costs and expenses	228,826	233,611	241,295	247,722
Gain (loss) on disposition of assets	(499)	(62)	30	148

Operating income	44,886	54,335	61,291	60,276
Equity in earnings of marine affiliates	98	105	22	41
Other income (expense)	(127)	113	(97)	(110)
Minority interests	(121)	(273)	(177)	(146)
Interest expense	(5,154)	(5,436)	(5,236)	(4,458)

Earnings before taxes on income	39,582	48,844	55,803	55,603
Provision for taxes on income	(15,160)	(18,707)	(21,373)	(21,251)

Net earnings	$24,422	$30,137	$34,430	$34,352

Net earnings per share of common stock:
Basic	$.46	$.57	$.65	$.65

Diluted	$.46	$.56	$.64	$.64

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Quarterly Results (Unaudited) — (Continued)

The unaudited quarterly results for the year ended December 31, 2006 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Revenues	$224,903	$243,292	$264,612	$251,411
Costs and expenses	186,528	202,530	218,302	208,924
Gain on disposition of assets	157	785	255	239

Operating income	38,532	41,547	46,565	42,726
Equity in earnings of marine affiliates	466	87	88	66
Other income (expense)	142	(32)	(150)	(76)
Minority interests	(76)	(102)	(239)	(141)
Interest expense	(2,698)	(3,304)	(4,503)	(4,696)

Earnings before taxes on income	36,366	38,196	41,761	37,879
Provision for taxes on income	(13,855)	(14,553)	(15,911)	(14,432)

Net earnings	$22,511	$23,643	$25,850	$23,447

Net earnings per share of common stock:
Basic	$.43	$.45	$.49	$.45

Diluted	$.42	$.44	$.48	$.44

Quarterly basic and diluted earnings per share of common stock may not total to the full year per share amounts, as the weighted average number of shares outstanding for each quarter fluctuates as a result of the assumed exercise of stock options.

(11)	Contingencies and Commitments

In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a Superfund site, the Palmer Barge Line Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study and, subsequently, a limited remediation was performed and is now complete. During the 2007 third quarter, five new PRP’s entered into an agreement with the EPA in regard to the Palmer Site.

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

The customer base of the marine transportation segment includes the major industrial petrochemical and chemical manufacturers, agricultural chemical manufacturers and refining companies operating in the United States. Approximately 80% of marine transportation revenues are from movements of such products under term contracts, ranging from one year to five years, with renewal options. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 40 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. SeaRiver Maritime, Inc., the United States transportation affiliate of Exxon Mobil Corporation, accounted for 10% of the Company’s revenues in 2007, 12% in 2006 and 13% in 2005. Dow accounted for 10% of the Company’s revenues in 2007 and 11% in 2006 and 12% in 2005.

Major customers of the diesel engine services segment include the inland and offshore barge operators, oil service companies, offshore fishing companies, other marine transportation entities, the United States Coast Guard (“USCG”) and United States Navy, shortline railroads, industrial owners of locomotives, transit railroads and Class II railroads, and power generation, nuclear and industrial companies. The segment operates as an authorized distributor in 17 eastern states and the Caribbean, and as non-exclusive authorized service centers for Electro-Motive Diesel, Inc. (“EMD”) throughout the rest of the United States for marine and power generation applications. The railroad portion of the segment serves as the exclusive distributorship of EMD aftermarket parts sales and services to the shortline and industrial railroad market. The segment also serves as the exclusive distributor of EMD parts to the nuclear industry. The diesel engine services segment’s relationship with EMD has been maintained for 42 years. The segment also operates factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines and Allison transmissions and gears in the Gulf Coast region, as well as an authorized marine dealer for Caterpillar in Alabama, Kentucky and Louisiana. The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2007, 2006 and 2005.

Weather can be a major factor in the day-to-day operations of the marine transportation segment. Adverse weather conditions, such as high water, low water, tropical storms, hurricanes, fog and ice, can impair the operating efficiencies of the marine fleet. Shipments of products can be significantly delayed or postponed by weather conditions, which are totally beyond the control of the Company. Adverse water conditions are also factors which impair the efficiency of the fleet and can result in delays, diversions and limitations on night passages, and dictate horsepower requirements and size of tows. Additionally, much of the inland waterway system is controlled by a series of locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the

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

The Company’s marine transportation segment competes principally in markets subject to the Jones Act, a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, and manned and owned by United States citizens. The Jones Act cabotage provisions occasionally come under attack by interests seeking to facilitate foreign flag competition in trades reserved for domestic companies and vessels under the Jones Act. The efforts have been consistently defeated by large margins in the United States Congress. The Company believes that continued efforts will be made to modify or eliminate the cabotage provisions of the Jones Act. If such efforts are successful, certain elements could have an adverse effect on the Company.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $6,003,000 at December 31, 2007, including $5,559,000 in letters of credit and debt guarantees, and $444,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, minority interests, accounting changes, and nonrecurring items. Intersegment sales for 2007, 2006 and 2005 were not significant.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Segment Data (Continued)

The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Revenues:
Marine transportation	$928,834	$807,216	$685,999
Diesel engine services	243,791	177,002	109,723

	$1,172,625	$984,218	$795,722

Segment profit (loss):
Marine transportation	$196,112	$153,225	$119,291
Diesel engine services	37,948	26,374	12,874
Other	(34,228)	(25,397)	(21,043)

	$199,832	$154,202	$111,122

Total assets:
Marine transportation	$1,199,869	$1,047,264	$928,408
Diesel engine services	213,062	205,281	55,113
Other	17,544	18,574	42,027

	$1,430,475	$1,271,119	$1,025,548

Depreciation and amortization:
Marine transportation	$75,311	$60,309	$54,474
Diesel engine services	4,133	2,479	1,174
Other	1,472	1,608	1,757

	$80,916	$64,396	$57,405

Capital expenditures:
Marine transportation	$159,301	$134,184	$119,857
Diesel engine services	3,112	1,701	1,272
Other	1,670	3,244	1,154

	$164,083	$139,129	$122,283

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Segment Data (Continued)

The following table presents the details of “Other” segment profit (loss) for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

General corporate expenses	$(12,889)	$(11,665)	$(10,021)
Interest expense	(20,284)	(15,201)	(12,783)
Equity in earnings of affiliates	266	707	1,933
Loss on debt retirement	—	—	(1,144)
Gain (loss) on disposition of assets	(383)	1,436	2,360
Minority interests	(717)	(558)	(1,069)
Other expense	(221)	(116)	(319)

	$(34,228)	$(25,397)	$(21,043)

The following table presents the details of “Other” total assets as of December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

General corporate assets	$15,623	$16,310	$30,161
Investment in affiliates	1,921	2,264	11,866

	$17,544	$18,574	$42,027

(13)	Related Party Transactions

During 2007, the Company and its subsidiaries paid HMC Interests LLC (“HMC”), a company owned by C. Berdon Lawrence, the Chairman of the Board of the Company, $207,000 for air transportation services provided by HMC. Such services were in the ordinary course of business of the Company.

During 2007, the Company and its subsidiaries paid 55 Waugh, LP, a partnership owned by Mr. Lawrence and his family, $1,259,000 for the rental of office space in a building owned by 55 Waugh, LP. The Company’s headquarters are located in the building under a lease that was signed in 2005, prior to the purchase of the building by 55 Waugh, LP, and expires at the end of 2015.

The Company is a 50% member of The Hollywood Camp, L.L.C. (“The Hollywood Camp”), a company that owns and operates a hunting and fishing facility used by the Company and HMC, which is also a 50% member. The Company uses The Hollywood Camp primarily for customer entertainment. HMC acts as manager of The Hollywood Camp. The Hollywood Camp allocates lease and lodging expenses to the owners based on their usage of the facilities. During 2007, the Company was billed $1,931,000 by The Hollywood Camp for its share of facility expenses.

Walter E. Johnson, a director of the Company, is a 25% limited partner in a limited partnership that owns one barge operated by a subsidiary of the Company, which owns the other 75% interest in the partnership. The partnership was entered into on October 1, 1974. In 2007, Mr. Johnson received $79,000 in distributions from the partnership. The distributions were proportionate to his interest in the partnership and were made in the ordinary course of business of the partnership.

Mr. Johnson is Chairman of Amegy Bank, N.A. (“Amegy Bank”). Amegy Bank has a 6.0% participation in the Company’s Revolving Credit Facility. As of December 31, 2007, the outstanding balance of the Revolving Credit Facility was $95,050,000, of which Amegy Bank’s participation was $5,703,000. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit and, as of December 31, 2007,

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Related Party Transactions (Continued)

outstanding letters of credit were $1,294,000, of which Amegy Bank’s participation was $78,000. Amegy Bank was paid $491,000 in interest and fees in 2007 related to its participation in the Revolving Credit Facility. Amegy Bank is one of eight lenders under the Revolving Credit Facility, which was consummated in the ordinary course of business of the Company.

(14)	Subsequent Event

On February 1, 2008, the Company entered into an interest rate swap agreement in a notional amount of $50,000,000 with a fixed rate of 3.795% for the purpose of extending an existing hedge of its exposure to interest rate fluctuations on floating rate interest payments on the Company’s variable rate senior notes. The term of the new swap agreement starts on May 28, 2009, which is the maturity date on two existing swaps with the same total notional amount of $50,000,000, and ends on February 28, 2013, the maturity date of the Company’s variable rate senior notes. The swap agreement effectively converts the Company’s interest rate obligation on a portion of the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. The swap agreement is designated as a cash flow hedge for the Company’s variable rate senior notes.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included in Part III of this report:

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2007 and 2006.

Consolidated Statements of Earnings, for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income, for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows, for the years ended December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements, for the years ended December 31, 2007, 2006 and 2005.

2. Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3. Exhibits

Exhibit
Number		Description of Exhibit

3.1	—	Restated Articles of Incorporation filed June 18, 1976, with all amendments to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
3.2	—	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated January 28, 2008).
4.1	—	Indenture, dated as of December 2, 1994, between the Company and Texas Commerce Bank National Association Trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s 1994 Registration Statement on Form S-3 (Reg. No. 33-56195)).
4.2	—	Rights Agreement, dated as of July 18, 2000, between Kirby Corporation and Fleet National Bank, a national bank association, which includes the Form of Resolutions Establishing Designations, Preference and Rights of Series A Junior Participating Preferred Stock of Kirby Corporation, the form of Rights Certificate and the Summary of Rights (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 18, 2000).
4.3	—	Amendment to Rights Agreement dated as of April 30, 2002 (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
4.4	—	Amendment No. 2 to Rights Agreement dated as of January 24, 2006 between Kirby Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Registration’s Current Report on Form 8-K dated January 24, 2006).
4.5	—	Master Note Purchase Agreement dated as of February 15, 2003 among the Company and the Purchasers named therein (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.6	—	First Supplement to Note Purchase Agreement dated as of May 31, 2005 among Kirby Corporation and the Purchasers named therein (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated May 31, 2005).
10.1	—	Indemnification Agreement, dated April 29, 1986, between the Company and each of its Directors and certain key employees (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

Exhibit
Number			Description of Exhibit

10	.2†	—	1989 Employee Stock Option Plan for the Company, as amended (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989).
10	.3†	—	1989 Director Stock Option Plan for the Company, as amended (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989).
10	.4†	—	Deferred Compensation Agreement dated August 12, 1985 between Dixie Carriers, Inc., and J. H. Pyne (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).
10	.5†	—	1994 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
10	.6†	—	1994 Nonemployee Director Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
10	.7†	—	Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.8†	—	Amendment to 1989 Director Stock Option Plan for Kirby Exploration Company, Inc. (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
10.9		—	Distribution Agreement, dated December 2, 1994, by and among Kirby Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Brothers Inc, and Wertheim Schroder & Co. Incorporated (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated December 9, 1994).
10	.10†	—	1996 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
10	.11†	—	Amendment No. 1 to the 1994 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
10	.12†	—	2001 Employee Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
10	.13†	—	2002 Stock and Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.14†	—	Annual Incentive Plan Guidelines for the 2007 Plan year (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.15†*	—	Annual Incentive Plan Guidelines for the 2008 Plan year.
10	.16†	—	2000 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.17†	—	2005 Stock and Incentive Plan (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.18†	—	Form of Nonincentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).
10	.19†	—	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).
10	.20†	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).
10.21		—	Stock Purchase Agreement, dated May 3, 2006, among Marine Systems, Inc., the Stockholders of Global Power Holding Company as the Sellers and Global Power Holding Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10	.22†	—	Nonemployee Director Compensation Program (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

Exhibit
Number			Description of Exhibit

10.23		—	Amended and Restated Credit Agreement, dated June 14, 2006 among Kirby Corporation, JPMorgan Chase Bank, N.A. as Fund Administrator, Issuer and Administration Agent, and the banks named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated June 14, 2006).
21	.1*	—	Principal Subsidiaries of the Registrant.
23	.1*	—	Consent of Independent Registered Public Accounting Firm.
31	.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31	.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32	*	—	Certification Pursuant to 13 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith

†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kirby Corporation
(Registrant)

By:	/s/ Norman W. Nolen
Norman W. Nolen
Executive Vice President,
Chief Financial Officer and Treasurer

Dated: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ C. Berdon Lawrence C. Berdon Lawrence	Chairman of the Board and Director	February 27, 2008

/s/ Joseph H. Pyne Joseph H. Pyne	President, Chief Executive Officer and Director Principal Executive Officer	February 27, 2008

/s/ Norman W. Nolen Norman W. Nolen	Executive Vice President, Chief Financial Officer and Treasurer Principal Financial Officer	February 27, 2008

/s/ Ronald A. Dragg Ronald A. Dragg	Vice President and Controller	February 27, 2008

/s/ C. Sean Day C. Sean Day	Director	February 27, 2008

/s/ Bob G. Gower Bob G. Gower	Director	February 27, 2008

/s/ Walter E. Johnson Walter E. Johnson	Director	February 27, 2008

/s/ William M. Lamont, Jr. William M. Lamont, Jr.	Director	February 27, 2008

/s/ David L. Lemmon David L. Lemmon	Director	February 27, 2008

/s/ Monte J. Miller Monte J. Miller	Director	February 27, 2008

/s/ George A. Peterkin, Jr. George A. Peterkin, Jr.	Director	February 27, 2008

EXHIBIT INDEX

Exhibit
Number			Description of Exhibit

10	.15†*		Annual Incentive Plan Guidelines for 2008 Plan year.
21	.1*	—	Principal Subsidiaries of the Registrant.
23	.1*	—	Independent Registered Public Accountants’ Consent.
31	.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31	.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32	*	—	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract, compensatory plan or arrangement.