Form 10-Q
period 2008-03-31
KIRBY CORP
filed 2008-05-01
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on May 1, 2008 was 53,935,000.

Part I  Financial Information

Item 1.  Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31,	December 31,
	2008	2007
	($ in thousands)
Current assets:
Cash and cash equivalents	$3,689	$5,117
Accounts receivable:
Trade – less allowance for doubtful accounts	186,338	175,876
Other	7,036	7,713
Inventory – finished goods	49,475	53,377
Prepaid expenses and other current assets	21,840	18,731
Deferred income taxes	6,566	6,529

Total current assets	274,944	267,343

Property and equipment	1,538,449	1,489,930
Less accumulated depreciation	603,338	583,832

	935,111	906,098

Goodwill – net	229,292	229,292
Other assets	26,854	27,742

	$1,466,201	$1,430,475

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2008	2007
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$1,409	$1,368
Income taxes payable	20,862	9,182
Accounts payable	100,457	100,908
Accrued liabilities	65,494	73,191
Deferred revenues	7,744	6,771

Total current liabilities	195,966	191,420

Long-term debt – less current portion	281,821	296,015
Deferred income taxes	132,867	130,899
Minority interests	2,859	2,977
Other long-term liabilities	45,253	39,334

	462,800	469,225

Contingencies and commitments	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 57,337,000 shares	5,734	5,734
Additional paid-in capital	215,263	211,983
Accumulated other comprehensive income - net	(26,161)	(22,522)
Retained earnings	684,339	647,692
	879,175	842,887
Less cost of 3,613,000 shares in treasury (3,806,000 at December 31, 2007)	71,740	73,057

	807,435	769,830

	$1,466,201	$1,430,475

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
	March 31,

	2008	2007
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$261,228	$209,065
Diesel engine services	69,342	65,146

	330,570	274,211
Costs and expenses:
Costs of sales and operating expenses	208,346	175,599
Selling, general and administrative	32,872	30,506
Taxes, other than on income	3,533	3,134
Depreciation and amortization	22,327	19,587
Loss on disposition of assets	58	499

	267,136	229,325

Operating income	63,434	44,886
Other expense	(257)	(150)
Interest expense	(3,782)	(5,154)

Earnings before taxes on income	59,395	39,582
Provision for taxes on income	(22,748)	(15,160)

Net earnings	$36,647	$24,422

Net earnings per share of common stock:
Basic	$.69	$.46
Diluted	$.68	$.46

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,

	2008	2007
	($ in thousands)
Cash flows from operating activities:
Net earnings	$36,647	$24,422
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	22,327	19,587
Provision for deferred income taxes	5,762	1,041
Amortization of unearned compensation	2,158	1,320
Other	188	643
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	(5,773)	127
Net cash provided by operating activities	61,309	47,140

Cash flows from investing activities:
Capital expenditures	(48,753)	(53,649)
Acquisitions of business and marine equipment, net of cash acquired	(1,800)	(47,317)
Proceeds from disposition of assets	42	527
Other	—	(45)
Net cash used in investing activities	(50,511)	(100,484)

Cash flows from financing activities:
Borrowings (payment) on bank credit facilities, net	(14,150)	49,200
Borrowings (payments) on long-term debt, net	(26)	978
Proceeds from exercise of stock options	2,145	1,662
Purchase of treasury stock	(3,175)	—
Excess tax benefit from equity compensation plans	3,260	1,911
Other	(280)	(291)
Net cash provided by (used in) financing activities	(12,226)	53,460
Increase (decrease) in cash and cash equivalents	(1,428)	116

Cash and cash equivalents, beginning of year	5,117	2,653
Cash and cash equivalents, end of period	$3,689	$2,769

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$3,933	$5,003
Income taxes	$2,046	$137
Noncash investing activity:
Accrued payable for working capital adjustment related to acquisition	$—	$264
Cash assumed in acquisition	$—	$10

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008 and December 31, 2007, and the results of operations for the three months ended March 31, 2008 and 2007.

(1)	BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	ACCOUNTING ADOPTIONS

In September 2006, the Financial Accounting Standards Board (“FASB”)  issued FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements.  In February 2008, the FASB issued a FASB Staff Position (“FSP”) on SFAS No. 157 that delays the effective date of SFAS No. 157 by one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted SFAS No. 157 effective January 1, 2008, with the exceptions allowed under the FSP described above, with no effect on the Company’s financial position or results of operations.  The Company is currently evaluating the impact of the adoption of SFAS No. 157 related to the nonfinancial assets and nonfinancial liabilities exceptions allowed under the FSP described above on its consolidated financial statements, which the Company is required to adopt beginning in the first quarter of 2009.

In February 2007, the FASB issued FASB No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure eligible financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Company adopted SFAS No. 159 effective January 1, 2008 with no effect on the Company’s financial position or results of operations as the Company has currently chosen not to elect the fair value option for any eligible items that are not already required to be measured at fair value in accordance with general accepted accounting principles.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at March 31, 2008 (in thousands):

	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements

Assets:
None	$—	$—
Liabilities:
Derivatives	$12,501	$12,501

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

In December 2007, the FASB issued FASB No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  The Company is currently evaluating the impact of the adoption of SFAS No. 160 on its consolidated financial statements, which the Company is required to adopt beginning in the first quarter of 2009.

In March 2008, the FASB issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.   The Company is currently evaluating the impact of the adoption of SFAS No. 161 on its consolidated financial statements, which the Company is required to adopt beginning in the first quarter of 2009.

(3)	ACQUISITIONS

On March 18, 2008, the Company purchased six inland tank barges from OFS Marine One, Inc. (“ORIX”) for $1,800,000 in cash.  The Company had been leasing the barges from ORIX prior to their purchase.

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

Pro forma results of the acquisitions made in the 2008 first quarter and the 2007 year have not been presented as the pro forma revenues, earnings before taxes on income, net earnings and net earnings per share would not be materially different from the Company’s actual results.

(4)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below.  The compensation cost that has been charged against earnings for the Company’s stock award plans was $2,158,000 and $1,320,000 for the three months ended March 31, 2008 and 2007, respectively.  The total income tax benefit recognized in the statement of earnings for stock awards was $826,000 and $506,000 for the three months ended March 31, 2008 and 2007, respectively.  Compensation cost capitalized as part of inventory is considered immaterial.

The Company has four employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock.  No additional options or restricted stock can be granted under one of the plans.  For all of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant.  The terms of the options granted prior to February 10, 2000 are ten years and the options vest ratably over four years.  Options granted on and after February 10, 2000 have terms of five years and vest ratably over three years.  At March 31, 2008, 1,172,751 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(4)	STOCK AWARD PLANS – (Continued)

The following is a summary of the stock award activity under the employee plans described above for the three months ended March 31, 2008:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2007	930,450	$23.48
Granted	321,927	$48.18
Exercised	(254,734)	$14.49
Outstanding March 31, 2008	997,643	$28.23

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at March 31, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$8.95	18,000	.80	$8.95		18,000	$8.95
$16.96 - $20.89	275,172	.95	$17.45		275,172	$17.45
$22.05 - $27.60	368,210	2.46	$25.02		297,070	$24.49
$35.66 - $36.94	177,766	3.82	$35.69		61,918	$35.69
$48.00 - $48.65	158,495	4.84	$48.18		—	—
$8.95 - $48.65	997,643	2.62	$28.23	$28,707,000	652,160	$22.16	$22,724,000

On March 6, 2008, the Board of Directors approved amendments to the Company’s 2005 Employee Stock and Incentive Plan (“2005 Plan”) to (1) increase the number of shares that may be issued under the plan from 2,000,000 to 3,000,000 shares and (2) increase the maximum amount of cash that may be paid to any participant pursuant to any performance award under the 2005 Plan during any calendar year from $2,000,000 to $3,000,000, subject to stockholder approval.  The amendments were approved by the stockholders at the Annual Meeting of Stockholders held on April 22, 2008.

The Company has two director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options or restricted stock can be granted under one of the plans. The 2000 Director Plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan provides for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee. The exercise prices for all options granted under the plans are equal to the fair market value per share of th Company’s common stock on the date of grant. The terms of the options are ten years. The options granted when first elected as a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At March 31, 2008, 121,562 shares were available for future grants under the 2000 Director Plan. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(4)	STOCK AWARD PLANS - (Continued)

The following is a summary of the stock award activity under the director plans described above for the three months ended March 31, 2008:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2007	304,342	$21.66
Exercised	(61,068)	$13.47
Outstanding March 31, 2008	243,274	$23.72

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at March 31, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$9.69 - $ 9.86	10,564	1.68	$9.76		10,564	$9.76
$10.07 - $12.75	63,046	3.51	$11.21		63,046	$11.21
$15.74 - $20.28	61,628	5.51	$17.69		61,628	$17.69
$35.17 - $36.82	108,036	8.44	$35.83		108,036	$35.83
$9.69 - $36.82	243,274	6.14	$23.72	$8,096,000	243,274	$23.72	$8,096,000

On March 6, 2008, the Board of Directors approved an amendment to the Company’s 2000 Director Plan to increase the number of shares that may be issued under the plan from 600,000 to 1,000,000 shares, subject to stockholder approval.  The amendment was approved by the stockholders at the Annual Meeting of Stockholders held on April 22, 2008.

The total intrinsic value of all options exercised and restricted stock vestings under all of the Company’s plans was $11,472,000 and $6,781,000 for the three months ended March 31, 2008 and 2007, respectively.  The actual tax benefit realized for tax deductions from stock award plans was $4,394,000 and $2,597,000 for the three months ended March 31, 2008 and 2007, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(4)	STOCK AWARD PLANS - (Continued)

As of March 31, 2008, there was $3,491,000 of unrecognized compensation cost related to nonvested stock options and $16,142,000 related to restricted stock.  The stock options are expected to be recognized over a weighted average period of approximately .9 years and restricted stock over approximately 2.6 years.  The total fair value of shares vested was $8,585,000 and $6,375,000 during the three months ended March 31, 2008 and 2007, respectively.

The weighted average fair value of options granted during the three months ended March 31, 2008 and 2007 was $12.39 and $10.73 per share, respectively.  The fair value of the options granted during the three months ended March 31, 2008 and 2007 was $1,964,000 and $1,908,000, respectively.

The fair value of each option was determined using the Black-Scholes option pricing model.  The key input variables used in valuing the options during the three months ended March 31, 2008 and 2007 were as follows:

	Three months ended March 31,
	2008	2007
Dividend yield	None	None
Average risk-free interest rate	2.8%	4.8%
Stock price volatility	26%	25%
Estimated option term	Four or nine years	Four or nine years

(5)	COMPREHENSIVE INCOME

The Company’s total comprehensive income for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three months ended March 31,
	2008	2007

Net earnings	$36,647	$24,422
Pension and postretirement benefit adjustments, net of tax	269	435
Change in fair value of derivative financial instruments, net of tax	(3,908)	(481)
Total comprehensive income	$33,008	$24,376

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(6)	SEGMENT DATA

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

Diesel Engine Services – Overhaul and repair of medium-speed and high-speed diesel engines, reduction gear repair, and sale of related parts and accessories for customers in the marine, power generation and railroad industries.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months ended March 31, 2008 and 2007 and total assets as of March 31, 2008 and December 31, 2007 (in thousands):

	Three months ended March 31,
	2008	2007

Revenues:
Marine transportation	$261,228	$209,065
Diesel engine services	69,342	65,146
	$330,570	$274,211

Segment profit (loss):
Marine transportation	$55,516	$38,561
Diesel engine services	11,105	9,897
Other	(7,226)	(8,876)
	$59,395	$39,582

	March 31,	December 31,
	2008	2007
Total assets:
Marine transportation	$1,231,692	$1,199,869
Diesel engine services	215,973	213,062
Other	18,536	17,544
	$1,466,201	$1,430,475

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(6)	SEGMENT DATA – (Continued)

The following table presents the details of “Other” segment loss for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007

General corporate expenses	$(3,129)	$(3,073)
Loss on disposition of assets	(58)	(499)
Interest expense	(3,782)	(5,154)
Other expense	(257)	(150)
	$(7,226)	$(8,876)

The following table presents the details of “Other” total assets as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007

General corporate assets	$16,559	$15,623
Investment in affiliates	1,977	1,921
	$18,536	$17,544

(7)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three months ended
	March 31,
	2008	2007

Earnings before taxes on income – United States	$59,395	$39,582

Provision for taxes on income:
Federal
Current	$14,551	$12,496
Deferred	5,762	1,041
State and local	2,435	1,623
	$22,748	$15,160

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(8)	EARNINGS PER SHARE OF COMMON STOCK

The following table presents the components of basic and diluted earnings per share of common stock for the three months ended March 31, 2008 and 2007 (in thousands, except per share amounts):

	Three months ended
	March 31,
	2008	2007

Net earnings	$36,647	$24,422

Shares outstanding:
Weighted average common stock outstanding	53,222	52,713
Effect of dilutive securities:
Employee and director common stock plans	829	878
	54,051	53,591

Basic earnings per share of common stock	$.69	$.46
Diluted earnings per share of common stock	$.68	$.46

Certain outstanding options to purchase approximately 158,000 and 178,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2008 and 2007, respectively, as such stock options would have been antidilutive.

(9)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen.  The plan benefits are based on an employee’s years of service and compensation.  The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy is to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an Accumulated Benefit Obligation (“ABO”) basis at the end of the fiscal year.  The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making the prediction of the pension plan contribution difficult.  Based on current pension plan assets and market conditions, the Company expects to contribute between $5,000,000 and $10,000,000 to its pension plan in December 2008 to fund its 2008 pension plan obligations.  As of March 31, 2008, no 2008 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended March 31,		Three months ended March 31,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$1,529	$1,491	$—	$—
Interest cost	1,916	1,703	24	26
Expected return on plan assets	(2,022)	(1,923)	—	—
Amortization:
Actuarial loss	476	740	3	5
Prior service credit	(22)	(22)	—	—
Net periodic benefit cost	$1,877	$1,989	$27	$31

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three months ended March 31,
	2008	2007
Components of net periodic benefit cost:
Service cost	$122	$124
Interest cost	121	114
Amortization:
Actuarial gain	(31)	(28)
Prior service credit	10	10
Net periodic benefit cost	$222	$220

(10)           CONTINGENCIES

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business.  The aggregate notional value of these instruments is $6,049,000 at March 31, 2008, including $5,613,000 in letters of credit and debt guarantees, and $436,000 in performance bonds.  All of these instruments have an expiration date within four years.  The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Part I  Financial Information

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties.  Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.  The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, fog and ice, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company.  For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s annual report on Form 10-K for the year ended December 31, 2007.  Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of the Management’s Discussion, all earnings per share are “Diluted earnings per share.”  The weighted average number of common shares applicable to diluted earnings per share for the first quarter of 2008 and 2007 were 54,051,000 and 53,591,000, respectively.  The increase in the weighted average number of common shares for the 2008 first quarter compared with the 2007 first quarter primarily reflected the issuance of restricted stock and the exercise of stock options, partially offset by common stock repurchases in the first quarter of 2008.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 912 active tank barges, of which 43 are leased, and 260 towing vessels, of which 90 are chartered.  The Company uses the United States inland waterway system to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals.  The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade.  Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.

For the 2008 first quarter, the Company reported net earnings of $36,647,000, or $.68 per share, on revenues of $330,570,000, compared with 2007 first quarter net earnings of $24,422,000, or $.46 per share, on revenues of $274,211,000.  The 2008 first quarter performance reflected continued favorable petrochemical, black oil products and agricultural chemical demand in its marine transportation segment, expected first quarter winter weather conditions and the favorable impact of higher term contract rate renewals during the 2007 year and the 2008 first quarter, as well as higher spot market pricing.

The diesel engine services segment’s medium-speed market also performed at strong levels in the 2008 first quarter, while the high-speed market was, as expected, slower due to seasonal softness in the Gulf Coast oil service market.  In addition, the segment benefited from higher service rates and parts pricing, continued high labor utilization and accretive earnings from the Saunders acquisition in July 2007.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation

For the 2008 first quarter, approximately 79% of the Company’s revenue was generated by its marine transportation segment.  The segment’s customers include many of the major petrochemical and refining companies that operate in the United States.  Products transported include raw materials for many of the end products used widely by businesses and consumers every day – plastics, fiber, paints, detergents, oil additives and paper, among others.  Consequently, the Company’s business tends to mirror the general performance of the United States economy and volumes produced by the Company’s customer base.   The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first quarter of 2008, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2008 First Qtr. Revenue Distribution	Products Moved	Drivers
Petrochemicals	66%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer Goods, Automobiles, Housing, Textiles

Black Oil Products	19%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	10%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	5%	Anhydrous Ammonia, Nitrogen- Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

The Company’s marine transportation segment’s revenue and operating income for the 2008 first quarter increased 25% and 44%, respectively, when compared with the first quarter of 2007.  The petrochemical market, the Company’s largest market, contributed 66% of the marine transportation revenue for the 2008 first quarter.  During the 2008 first quarter, the demand for the movement of petrochemical products and gasoline blending components remained strong, with term contract customers continuing to operate their plants and facilities at high utilization rates, resulting in high tank barge utilization.  The black oil products market contributed 19% of first quarter 2008 marine transportation revenue with demand remaining strong. Refined petroleum products contributed 10% of 2008 first quarter marine transportation revenue, experiencing seasonal softness in the movement of products from the Gulf Coast to the Midwest.  The agricultural chemical market, which contributed 5% of 2008 first quarter marine transportation revenue, was unseasonably strong during the first quarter, in advance of the traditional spring planting season.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The marine transportation segment operated an average of 260 towboats during the 2008 first quarter, 12 more than the 248 the segment operated during the 2007 first quarter.  The segment also continued to make significant progress in the crewing of its towboats as essentially all of the Company owned towboats were fully crewed during the 2008 first quarter.

During the 2008 first quarter, approximately 80% of the marine transportation revenues were under term contracts and 20% were spot market revenues. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, averaged 56% of the revenues under term contracts during the 2008 first quarter. Rates on term contract renewals, net of fuel, increased during the 2008 first quarter in the 9% to 11% average range, with some contracts increasing by a higher percentage and some by a lower percentage compared with the 2007 first quarter.  Effective January 1, 2008, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts by 5% to 6%, excluding fuel.  For the 2008 first quarter, spot market rates, which include the cost of fuel, increased in the 13% to 15% average rate compared with the 2007 first quarter.

During the 2008 first quarter, the Company consumed 12.8 million gallons of diesel fuel compared with 12.7 million gallons consumed during the 2007 first quarter.  The average cost per gallon of diesel fuel consumed for the 2008 first quarter was $2.71, 58% higher than the $1.71 for the first quarter of 2007.  Fuel escalation clauses are included in term contracts that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before contracts are adjusted.

Navigational delays for the 2008 first quarter were 2,998 days, an increase of 15% compared with 2,600 delay days recorded in the 2007 first quarter.  Delay days measure the lost time incurred by a tow (towboat and one or more barges) during transit.  The measure includes transit delays caused by weather, lock congestion or closure and other navigational factors.  The 15% increase reflected high water and icing issues in the Midwest, and fog and frontal systems along the Gulf Coast compared with milder winter weather conditions during the 2007 first quarter.

The marine transportation operating margin for the 2008 first quarter was 21.3% compared with 18.4% for the 2007 first quarter.  Continued strong demand, contract and spot market rate increases, the January 1, 2008 annual escalators on multi-year contracts, increased equipment on time charters which are insulated from revenue fluctuations caused by weather and navigational delays, and improved operating efficiencies from operating additional towboats contributed to the higher 2008 operating margin.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services

For the 2008 first quarter, approximately 21% of the Company’s revenue was generated by its diesel engine services segment, of which 63% was generated through service and 37% from direct parts sales.  The results of the diesel engine services segment are largely influenced by the economic cycles of the industries it serves.  The following table shows the markets serviced by the Company, the revenue distribution for the first quarter of 2008 and the customers for each market:

Markets Serviced	2008 First Qtr. Revenue Distribution	Customers
Marine	77%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers

Power Generation	15%	Standby Power Generation, Pumping Stations

Railroad	8%	Passenger (Transit Systems), Class II Shortline, Industrial

The Company’s diesel engine services segment’s 2008 first quarter revenue and operating income increased 6% and 12%, respectively, compared with the first quarter of 2007.  The results were positively impacted from strong in-house and in-field service activity and direct parts sales in its medium-speed market, benefiting from a seasonally higher volume of work for Midwest and Great Lakes customers, and a large power generation modification project. The high-speed market, benefiting from the accretive acquisition of Saunders in July 2007, was seasonally slow due to the softness in the Gulf Coast oil service market. The segment also benefited from continued high labor utilization, and higher service rates and parts pricing implemented during 2007 and in the 2008 first quarter.

The diesel engine services segment’s operating margin for the 2008 first quarter was 16.0% compared with 15.2% for the first quarter of 2007. The higher 2008 first quarter operating margin reflected the overall favorable markets, increased pricing for service and parts, and high labor utilization.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2008 first quarter, with net cash provided from operations of $61,309,000, a 30% increase when compared with net cash provided from operations for the 2007 first quarter of $47,140,000.  In addition, during the 2008 and 2007 first three months, the Company generated cash of $2,145,000 and $1,662,000, respectively, from the exercise of stock options.  Cash and borrowings under the revolving credit facility were used for capital expenditures of $48,753,000, including $27,426,000 for new tank barge and towboat construction and $21,327,000 primarily for upgrading the existing marine transportation fleet, and for purchases of the Company’s common stock totaling $3,175,000.  The Company’s debt-to-capitalization ratio decreased to 26.0% at March 31, 2008 from 27.9% at December 31, 2007, primarily due to the increase in stockholders’ equity attributable to net earnings for the 2008 first quarter of $36,647,000, the exercise of stock options and the issuance of restricted stock, and lower borrowings under the Company’s revolving credit facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The Company projects that capital expenditures for 2008 will be in the $150,000,000 to $160,000,000 range, including approximately $80,000,000 for new tank barge and towboat construction.   The 2008 new construction will consist of 26 barges with a total capacity of 570,000 barrels and five 1800 horsepower towboats.  During the 2008 first quarter, the Company took delivery of nine new barges with a total capacity of 225,000 barrels and one 1800 horsepower towboat.

The Company’s strong cash flow and unutilized loan facilities position the Company to take advantage of internal and external growth opportunities in its marine transportation and diesel engine services segments.  The marine transportation segment’s external growth opportunities include potential acquisitions of independent inland tank barge operators and captive fleet owners seeking to outsource tank barge requirements.  Increasing the fleet size would allow the Company to improve asset utilization through more backhaul opportunities, faster barge turnarounds, more efficient use of horsepower, barges positioned closer to cargos, less cleaning due to operating more barges with compatible prior cargos, lower incremental costs due to enhanced purchasing power and minimal incremental administrative staff.  The diesel engine services segment’s external growth opportunities include further consolidation of strategically located diesel service providers, and expanded service capability for other engine and marine gear related products.

The Company anticipates continued strong demand for its marine transportation segment in the  2008 second quarter with favorable contract and spot market rates.  Additionally, the Company anticipates that the diesel engine services segment will continue to perform well, with strong service activity and direct parts sales.

Acquisitions

On March 18, 2008, the Company purchased six inland tank barges from ORIX for $1,800,000 in cash.  The Company had been leasing the barges from ORIX prior to their purchase.  Financing of the equipment acquisition was through the Company’s revolving credit facility.

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

Results of Operations

The Company reported first quarter 2008 net earnings of $36,647,000, or $.68 per share, on revenues of $330,570,000, compared with 2007 first quarter net earnings of $24,422,000, or $.46 per share, on revenues of $274,211,000.

Marine transportation revenues for the 2008 first quarter were $261,228,000, or 79% of total revenues, compared with $209,065,000, or 76% of total revenues for the 2007 first quarter.  Diesel engine services revenues for the 2008 first quarter were $69,342,000, or 21% of total revenues, compared with $65,146,000, or 24% of total revenues for the 2007 first quarter.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways.  As of March 31, 2008, the Company operated 912 active inland tank barges, with a total capacity of 17.3 million barrels, compared with 913 active inland tank barges at March 31, 2007, with a total capacity of 17.3 million barrels.   The Company operated an average of 260 active inland towing vessels during the 2008 first quarter compared with 248 during the first quarter of 2007.  The marine transportation segment also owns and operates four offshore dry-bulk barge and tug units engaged in the offshore transportation of dry-bulk cargoes.  The segment also owns a two-thirds interest in Osprey Line, L.L.C., operator of a barge feeder service for cargo containers between Houston and New Orleans, as well as several ports located above Baton Rouge on the Mississippi River.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2008 compared with the three months ended March 31, 2007 (dollars in thousands):

	Three months ended March 31,

	2008	2007	% Change
Marine transportation revenues	$261,228	$209,065	25%

Costs and expenses:
Costs of sales and operating expenses	159,649	128,830	24
Selling, general and administrative	22,308	20,480	9
Taxes, other than on income	3,235	2,878	12
Depreciation and amortization	20,520	18,316	12
	205,712	170,504	21
Operating income	$55,516	$38,561	44%

Operating margins	21.3%	18.4%

Marine Transportation Revenues

Marine transportation revenues for the 2008 first quarter increased 25% compared with the 2007 first quarter, reflecting continued strong petrochemical, black oil products and agricultural chemical demand, the recovery of higher diesel fuel costs, the increased equipment on time charters, 2007 year and 2008 first quarter contract and spot market rate increases, and labor and producer price index escalators effective January 1, 2008 on multi-year contracts.

Petrochemical transportation demand for the 2008 first quarter remained strong as term contract customers, primarily large United States petrochemical and refining companies, continued to operate their plants and facilities at high utilization rates, resulting in continued high barge utilization for most products and trade lanes.  Black oil products demand during the 2008 first quarter also remained strong.  Refined petroleum products demand for transportation into the Midwest during the 2008 first quarter did reflect a seasonal slowdown; however, certain equipment was transferred to the stronger petrochemical trade.  Agricultural chemical demand was unseasonably strong during the 2008 first quarter in advance of the traditional spring planting season.

The marine transportation segment operated an average of 260 towboats during the 2008 first quarter, 12 more than the 248 the segment operated during the 2007 first quarter.  The segment also continued to make significant progress in the crewing of its towboats as essentially all of the Company owned towboats were fully crewed during the 2008 first quarter.

For the first quarter of 2008, the marine transportation segment incurred 2,998 delay days, 15% more than the 2007 first quarter delay days of 2,600.  The 2008 first quarter delay days reflected ice and high water conditions in the Midwest and frontal systems along the Gulf Coast compared with the 2007 first quarter which reflected milder winter weather conditions.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

During the 2008 first quarter, approximately 80% of marine transportation revenues were under term contracts and 20% were spot market revenues, compared with a 75% term contract and 25% spot market mix for the 2007 first quarter. Time charters, which insulate the Company from revenue fluctuations caused by winter weather and navigational delays and temporary market declines, averaged 56% of the revenues under term contracts during the 2008 first quarter.   The increase in the term contract percentage was attributable to heavier demand for transportation services by the Company’s term contract customers.  The 80% contract and 20% spot market mix provides the Company with a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands.  Rates on term contract renewals, net of fuel, increased during the 2008 first quarter in the 9% to 11% average range, primarily the result of continued strong industry demand and high utilization of tank barges compared with the 2007 first quarter.  Spot market rates, which include fuel, for the 2008 first quarter increased in the 13% to 15% range when compared with the 2007 first quarter.   Effective January 1, 2008, escalators for labor and the producer price index on a number of multi-year contracts increased rates on those contracts by 5% to 6%.

Marine Transportation Costs and Expenses

Costs and expenses for the 2008 first quarter increased 21% compared with the 2007 first quarter, primarily reflecting the higher costs and expenses associated with increased marine transportation demand noted above.

Costs of sales and operating expenses for the 2008 first quarter increased 24% compared with the first quarter of 2007, reflecting increased salaries and related expenses, additional expenses associated with the increased demand including additional towboats being operated, higher maintenance expenditures, and increased rates for chartered towboats.  The significantly high price of diesel fuel consumed, as noted below, resulted in higher fuel costs during the 2008 first quarter.  During the 2008 first quarter, the Company operated an average of 260 towboats compared with 248 during the 2007 first quarter.

During the 2008 first quarter, the Company consumed 12.8 million gallons of diesel fuel compared with 12.7 million gallons consumed during the 2007 first quarter.  The average price per gallon of diesel fuel consumed during the 2008 first quarter was $2.71, an increase of 58% compared with $1.71 per gallon for the first quarter of 2007.  Fuel escalation clauses are included in term contracts that allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before contracts are adjusted.

Selling, general and administrative expenses for the 2008 first quarter increased 9% compared with the 2007 first quarter, primarily the result of the January 1, 2008 salary increases and related expenses,  and higher employee incentive compensation accruals.

Taxes, other than on income, increased 12% for the 2008 first quarter compared with the first quarter of 2007, primarily the reflection of higher property taxes.

Depreciation and amortization for the 2008 first quarter increased 12% compared with the 2007 first quarter.  The increase was primarily attributable to increased capital expenditures, including new tank barges and towboats, and the acquisitions in 2007 of marine equipment that was previously leased.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2008 first quarter increased 44% compared with the 2007 first quarter.  The operating margin was 21.3% for the 2008 first quarter compared with 18.4% for the 2007 first quarter.  Continued strong demand, higher term contract and spot market pricing, the January 1, 2008 escalators on numerous multi-year contracts, operating efficiencies from operating additional towboats and the increased percentage of time charters which protects revenues from navigational and weather delays, positively impacted the operating income and operating margin.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2008 compared with the three months ended March 31, 2007 (dollars in thousands):

	Three months ended March 31,
	2008	2007	% Change
Diesel engine services revenues	$69,342	$65,146	6%

Costs and expenses:
Costs of sales and operating expenses	48,697	46,769	4
Selling, general and administrative	7,832	7,310	7
Taxes, other than on income	274	244	12
Depreciation and amortization	1,434	926	55
	58,237	55,249	5
Operating income	$11,105	$9,897	12%

Operating margins	16.0%	15.2%

Diesel Engine Services Revenues

Diesel engine services revenues for the 2008 first quarter increased 6% compared with the first quarter of 2007, positively impacted by strong medium-speed service to upper Mississippi River and Great Lakes customers who tend to schedule maintenance during the winter months when their business levels are typically slower, and strong medium-speed power generation modification projects, partially offset by a seasonal slowdown in demand in the Gulf Coast high-speed oil service market.  In addition, the segment benefited from higher service rates and parts pricing implemented in both its medium-speed and high-speed markets during 2007, as well as from the acquisition of Saunders in July 2007.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2008 first quarter increased 4% compared with the 2007 first quarter.  The increase in costs of sales and operating expenses reflected the higher service and parts sales activity noted above, as well as increases in salaries and other related benefit expenses effective January 1, 2008.  Selling, general and administrative expenses also reflected an increase in salaries and related benefit expenses effective January 1, 2008, and higher employee incentive compensation accruals.  The increase in each cost and expense category was also attributable to the Saunders acquisition in July 2007.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2008 first quarter increased 12% compared with the 2007 first quarter, primarily reflecting the continued strong medium-speed service activity and direct parts sales in the majority of its markets, continued high labor utilization and higher service rates and parts pricing implemented during 2007 and the 2008 first quarter.  The operating margin for the 2008 first quarter was 16.0% compared with 15.2% for the 2007 first quarter, primarily a reflection of increased pricing for service and parts and improved product mix.

General Corporate Expenses

General corporate expenses for the 2008 first quarter were $3,129,000 compared with $3,073,000 for the first quarter of 2007.  The 2% increase primarily reflected increases in salaries and related expenses effective January 1, 2008 and higher employee incentive compensations accruals.

Loss on Disposition of Assets

The Company reported a net loss on disposition of assets of $58,000 for the 2008 first quarter compared with a net loss on disposition of assets of $499,000 for the 2007 first quarter.  The net losses were predominantly from the sale of marine equipment.

Other Expenses

The following table sets forth other expense and interest expense for the three months ended March 31, 2008 compared with the three months ended March 31, 2007 (dollars in thousands):

	Three months ended March 31,
	2008	2007	% Change

Other expense	$(257)	$(150)	71
Interest expense	$(3,782)	$(5,154)	(27)%

Interest Expense

Interest expense for the 2008 first quarter decreased 27% compared with the first quarter of 2007, the result of lower average debt levels and lower average interest rates.  The average debt and average interest rate for the 2008 and 2007 first quarters, including the effect of interest rate collar and swaps, were $282,718,000 and 5.4%, and $353,812,000 and 5.9%, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of March 31, 2008 were $1,466,201,000, a 2% increase compared with $1,430,475,000 as of December 31, 2007.  The following table sets forth the significant components of the balance sheet as of March 31, 2008 compared with December 31, 2007 (dollars in thousands):

	March 31,	December 31,
	2008	2007	% Change
Assets:
Current assets	$274,944	$267,343	3%
Property and equipment, net	935,111	906,098	3
Goodwill, net	229,292	229,292	—
Other assets	26,854	27,742	(3)
	$1,466,201	$1,430,475	2%
Liabilities and stockholders’ equity:
Current liabilities	$195,966	$191,420	2%
Long-term debt – less current portion	281,821	296,015	(5)
Deferred income taxes	132,867	130,899	2
Minority interests and other long-term liabilities	48,112	42,311	14
Stockholders’ equity	807,435	769,830	5
	$1,466,201	$1,430,475	2%

Current assets as of March 31, 2008 increased 3% compared with December 31, 2007, primarily reflecting a 6% increase in trade accounts receivable due to increased marine transportation and diesel engine services revenues related to higher business activity levels.  This increase was partially offset by a decrease in inventory - finished goods as increased inventory purchases in the 2007 fourth quarter were utilized in 2008 first quarter service projects.

Property and equipment, net of accumulated depreciation, at March 31, 2008 increased 3% compared with December 31, 2007.  The increase reflected $48,753,000 of capital expenditures for the 2008 first quarter, more fully described under Capital Expenditures below, the fair value of the ORIX acquisition of $1,800,000, less $21,440,000 of depreciation expense for the first three months of 2008 and $100,000 of property disposals during the 2008 first quarter.

Current liabilities as of March 31, 2008 increased 2% compared with December 31, 2007.  Income taxes payable increased 127% primarily reflecting the current federal tax provision for the 2008 first quarter, with the first 2008 federal quarterly tax payment not due until April 2008.  Accrued liabilities decreased 11%, primarily from the payment during the 2008 first quarter of employee incentive compensation bonuses accrued during 2007, partially offset by increased marine and medical insurance claims.

Long-term debt, less current portion, as of March 31, 2008 decreased 5% compared with December 31, 2007.  During the 2008 first quarter, the Company had net cash provided by operating activities of $61,309,000 and proceeds from the exercise of stock options of $2,145,000, partially offset by capital expenditures of $48,753,000, and spent $1,800,000 on the ORIX acquisition of six inland tank barges and treasury stock purchases of $3,175,000.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Deferred income taxes as of March 31, 2008 increased 2% compared with December 31, 2007, primarily due to the 2008 first quarter deferred tax provision of $5,762,000, partially offset by the recording of a deferred tax asset related to the Company’s equity compensation plans and additional deferred tax assets related to the unrealized losses on the fair value of the Company’s interest rate swaps and collar.  The higher deferred tax provision was primarily due to bonus tax depreciation on qualifying expenditures due to the Economic Stimulus Act of 2008.

Stockholders’ equity as of March 31, 2008 increased 5% compared with December 31, 2007.  The increase was the result of $36,647,000 of net earnings for the first three months of 2008,  an increase in additional paid-in capital of $3,280,000, a $1,317,000 decrease in treasury stock and a decrease of $3,639,000 in accumulated other comprehensive income.  The increase in additional paid-in capital was attributable to the exercise of stock options and the issuance of restricted stock.  The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock, partially offset by the purchase during the 2008 first quarter of $3,175,000 of Company common stock, more fully described under Treasury Stock Purchases below.  The decrease in accumulated other  comprehensive income primarily resulted from the net change in fair value of interest rate collar and swap agreements, net of taxes, more fully described under Long-Term Financing below.

Long-Term Financing

The Company has a $250,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank, with a maturity date of June 14, 2011.  The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment.  The unsecured Revolving Credit Facility has a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) that varies with the Company’s senior debt rating and the level of debt outstanding.  As of March 31, 2008, the Company had $80,900,000 of borrowings outstanding under the Revolving Credit Facility.  The average borrowing under the Revolving Credit Facility during the 2008 first quarter was $80,389,000, computed by averaging the daily balance, and the weighted average interest rate was 4.4%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit facility borrowing.  The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit, of which $1,294,000 was outstanding as of March 31, 2008.  The Company was in compliance with all Revolving Credit Facility covenants as of March 31, 2008.

The Company has $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013.  The 2005 Senior Notes pay interest quarterly at a rate equal to the LIBOR plus a margin of 0.5%.  The 2005 Senior Notes are callable, at the Company’s option, at par.  No principal payments are required until maturity in February 2013.  As of March 31, 2008, $200,000,000 was outstanding under the 2005 Senior Notes and the average interest rate was 4.9%.  The Company was in compliance with all 2005 Senior Notes covenants at March 31, 2008.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2008.  The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued.  The Company did not have any borrowings outstanding under the Credit Line as of March 31, 2008.  Outstanding letters of credit under the Credit Line were $659,000 as of March 31, 2008.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate debt with a maturity of nine months or longer.  The current $121,000,000 available balance, subject to mutual agreement to terms, as of March 31, 2008 may be used for future business or equipment acquisitions, working capital requirements and reductions of the Company’s Revolving Credit Facility and 2005 Senior Notes.  As of March 31, 2008, there were no outstanding debt securities under the shelf registration.

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements.  The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings.  As of March 31, 2008, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2008 and 2007 first quarters.  At March 31, 2008, the fair value of the interest rate collar and swap agreements was $12,501,000, of which $684,000 was recorded as other accrued liabilities for the collar maturing within the next twelve months and $11,817,000 was recorded as other long-term liabilities, for swap maturities greater than twelve months.  At March 31, 2007, the fair value of the interest rate collar and swap agreements was $1,846,000, of which $940,000 was recorded as other assets and $2,786,000 was recorded as other long-term liabilities, for swap maturities greater than twelve months.  The Company has recorded in interest expense, net losses related to the interest rate collar and swap agreements of $283,000 and $151,000 for the three months ended March 31, 2008 and 2007, respectively.  Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt.  The Company anticipates $2,688,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates.  Fair value amounts were determined as of March 31, 2008 and 2007 based on quoted prices of the Company’s portfolio of derivative instruments.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Capital Expenditures

Capital expenditures for the 2008 first quarter were $48,753,000, of which $27,426,000 was for construction of new tank barges and towboats, and $21,327,000 was primarily for upgrading of the existing marine transportation fleet.   Capital expenditures for the 2007 first quarter were $53,649,000, of which $31,413,000 was for construction of new tank barges and towboats, and $22,236,000 was primarily for upgrading of the existing marine transportation fleet.  Financing of the construction of the new tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

A summary of the new tank barge construction follows:

Contract	No. of	Total	Expended					Placed In Service
Date	Barges	Capacity	2006	2007	2008	Total		2006	2007	2008	*	2009	*
			($ in millions)				(Barrels in thousands)

June 2004	11	311,000	$.1	$—	$—	$24.7		—	—	—		—
July 2004	7	199,000	.2	—	—	15.0		28	—	—		—
November 2004	20	221,000	1.4	—	—	23.3		—	—	—		—
July 2005	10	285,000	11.6	4.3	—	19.6		171	114	—		—
July 2005	13	368,000	28.4	—	—	28.4		368	—	—		—
March 2006	12	347,000	2.4	28.0	—	30.4		—	347	—		—
April 2006	8	225,000	1.4	9.9	1.6	15.3	Est.	—	85	140		—
June 2006	2	21,000	1.8	.9	—	2.7		—	21	—		—
October 2006	6	65,000	1.7	6.2	.4	8.3		—	44	21		—
February 2007	1	19,000	—	2.9	—	2.9		—	19	—		—
February 2007	12	336,000	—	—	20.5	36.0	Est.	—	—	336		—
August 2007	6	63,000	—	2.2	2.5	10.0	Est.	—	—	63		—
December 2007	2	21,000	—	—	.3	3.1	Est.	—	—	10		11
January 2008	14	322,000	—	—	—	37.7	Est.	—	—	—		322
_________

* Based on current or expected construction schedule

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

A summary of the new towboat construction follows:

Contract	No. of			Expended					Placed in Service
Date	Towboats	Horsepower	Market	2006	2007	2008	Total		2006	2007	2008	*	2009	*
				($ in millions)
Dec. 2005	4	2100	River	$6.8	$4.9	$—	$14.9		1	3	—		—
Aug. 2006	4	1800	Canal	2.8	7.0	1.3	14.2	Est.	—	1	3		—
Mar. 2007	4	1800	Canal	—	1.2	.6	14.2	Est.	—	—	2		2
June 2007	2	1800	Canal	—	.3	.1	7.1	Est.	—	—	—		2
Aug. 2007	2	1800	Canal	—	.1	.1	7.1	Est.	—	—	—		2
____________

* Based on current or expected construction schedule

Funding for future capital expenditures and new barge and towboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

During the 2008 first quarter, the Company purchased in the open market 80,500 shares of common stock at a total purchase price of $3,175,000, for an average price of $39.45 per share.  As of May 1, 2008, the Company had 2,177,000 shares available under its existing repurchase authorization.  Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility.  The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions.  When purchasing its common stock, the Company is subject to price, trading volume and other market considerations.  Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $61,309,000 during the three months ended March 31, 2008, 30% higher than the $47,140,000 generated during the three months ended March 31, 2007.  The 2008 first quarter experienced a net decrease in cash flows from changes in operating assets and liabilities versus a net increase in the 2007 first quarter primarily due to a larger increase in receivables in 2008 versus 2007 as a result of stronger business activity levels and increased revenues due to fuel cost recovery, increases in prepaid fuel inventory due to the sharp increase in fuel prices in the 2008 first quarter and larger incentive compensation payments in 2008 versus 2007.

Funds generated are available for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings associated with each of the above and other operating requirements.  In addition to net cash flow provided by operating activities, the Company also had available  as  of  April 30, 2008, $161,506,000  under its Revolving Credit Facility and $121,000,000 under its  shelf  registration  program,  subject  to  mutual  agreement  on  terms, and $4,341,000 available under its Credit Line.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business.  The aggregate notional value of these instruments is $6,049,000 at March 31, 2008, including $5,613,000 in letters of credit and debt guarantees, and $436,000 in performance bonds.  All of these instruments have an expiration date within four years.  The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

All marine transportation term contracts contain fuel escalation clauses. However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific contract.  In general, the fuel escalation clauses are effective over the long-term in allowing the Company to recover changes in fuel costs due to fuel price changes; however, the short–term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. Spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

During the last three years, inflation has had a relatively minor effect on the financial results of the Company.  The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel as noted above, can be passed through to its customers. Spot market rates include the cost of fuel and are subject to market volatility.  The repair portion of the diesel engine services segment is based on prevailing current market rates.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements.  The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings.  As of March 31, 2008, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2008 and 2007 first quarters.  At March 31, 2008, the fair value of the interest rate collar and swap agreements was $12,501,000, of which $684,000 was recorded as other accrued liabilities for the collar maturing within the next twelve months and $11,817,000 was recorded as other long-term liabilities, for swap maturities greater than twelve months.  At March 31, 2007, the fair value of the interest rate collar and swap agreements was $1,846,000, of which $940,000 was recorded as other assets and $2,786,000 was recorded as other long-term liabilities, for swap maturities greater than twelve months.  The Company has recorded in interest expense, net losses related to the interest rate collar and swap agreements of $283,000 and $151,000 for the three months ended March 31, 2008 and 2007, respectively.  Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt.  The Company anticipates $2,688,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates.  Fair value amounts were determined as of March 31, 2008 and 2007 based on quoted prices of the Company’s portfolio of derivative instruments.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
PART II - OTHER INFORMATION

Item 4.  Results of Votes of Security Holders

The Company held its Annual Meeting of Stockholders on April 22, 2008, at which the stockholders voted on the following matters:

a)
Class I Directors elected to serve until the 2011 Annual Meeting of Stockholders are James R. Clark, David L. Lemmon, George A. Peterkin, Jr. and Richard R. Stewart.  Class II Directors continuing to serve until the 2009 Annual Meeting of Stockholders are Bob G. Gower, Monte J. Miller and Joseph H. Pyne.  Class III Directors continuing to serve until the 2010 Annual Meeting of Stockholders are C. Sean Day, William M. Lamont, Jr. and C. Berdon Lawrence.

The number of for, against and abstain votes with respect to the election of the Class I Directors was as follows:

James R. Clark	For	49,100,893	Against	696,602	Abstain	17,033
David L. Lemmon	For	49,097,089	Against	701,071	Abstain	16,368
George A. Peterkin, Jr.	For	35,123,853	Against	14,666,088	Abstain	24,587
Richard R. Stewart	For	49,100,113	Against	698,347	Abstain	16,068

b)
A proposal to approve amendments to the Company’s 2005 Stock and Incentive Plan to (1) increase the number of shares of the Company’s common stock that may be issued under the plan from 2,000,000 to 3,000,000 shares and (2) increase the maximum amount of cash that may be paid to any participant pursuant to any performance award under the plan during any calendar year from $2,000,000 to $3,000,000.  The number of for, against and abstain votes with respect to the matter was as follows:

For	42,108,311
Against	2,998,839
Abstain	31,655
Non votes	4,675,723

c)
A proposal to approve an amendment to the Company’s 2000 Nonemployee Director Stock Option Plan to increase the number of shares that may be issued under the plan from 600,000 to 1,000,000 shares.  The number of for, against and abstain votes with respect to the matter was as follows:

For	42,558,107
Against	2,535,202
Abstain	45,496
Non votes	4,675,723

d)
A proposal to ratify the Audit Committee’s selection of KPMG LLP as the Company’s independent registered public accounting firm for 2008.  The number of for, against and abstain votes with respect to the matter was as follows:

For	48,794,716
Against	1,008,018
Abstain	11,794

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
PART II - OTHER INFORMATION

Item 6.  Exhibits

10.1† – Nonemployee Director Compensation Program
31.1 – Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2 – Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32 – Certification Pursuant to 13 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
_____________
† Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION
(Registrant)

By:	/s/ NORMAN W. NOLEN
Norman W. Nolen
Executive Vice President,
Chief Financial Officer and Treasurer
Dated:   May 1, 2008