Form 10-Q
period 2008-06-30
KIRBY CORP
filed 2008-08-01
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on August 1, 2008 was 54,036,000.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2008	2007
	($ in thousands)
Current assets:
Cash and cash equivalents	$6,122	$5,117
Accounts receivable:
Trade – less allowance for doubtful accounts	201,835	175,876
Other	12,841	7,713
Inventory – finished goods	49,471	53,377
Prepaid expenses and other current assets	25,595	18,731
Deferred income taxes	7,645	6,529

Total current assets	303,509	267,343

Property and equipment	1,594,191	1,489,930
Less accumulated depreciation	622,885	583,832

Property and equipment, net	971,306	906,098

Goodwill – net	230,736	229,292
Other assets	27,828	27,742

Total assets	$1,533,379	$1,430,475

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2008	2007
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$1,243	$1,368
Income taxes payable	6,464	9,182
Accounts payable	102,154	100,908
Accrued liabilities	67,594	73,191
Deferred revenues	7,920	6,771

Total current liabilities	185,375	191,420

Long-term debt – less current portion	297,646	296,015
Deferred income taxes	141,031	130,899
Minority interests	2,984	2,977
Other long-term liabilities	41,801	39,334

Total long-term liabilities	483,462	469,225

Contingencies and commitments	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 57,337,000 shares	5,734	5,734
Additional paid-in capital	221,130	211,983
Accumulated other comprehensive income – net	(21,439)	(22,522)
Retained earnings	724,673	647,692
	930,098	842,887
Less cost of 3,301,000 shares in treasury (3,806,000 at December 31, 2007)	65,556	73,057

Total stockholders’ equity	864,542	769,830

Total liabilities and stockholders’ equity	$1,533,379	$1,430,475

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$281,906	$229,745	$543,134	$438,810
Diesel engine services	66,354	58,263	135,696	123,409

Total revenues	348,260	288,008	678,830	562,219

Costs and expenses:
Costs of sales and operating expenses	220,259	180,608	428,605	356,207
Selling, general and administrative	33,451	29,468	66,323	59,974
Taxes, other than on income	3,455	3,255	6,988	6,389
Depreciation and amortization	22,385	20,280	44,712	39,867
Loss (gain) on disposition of assets	(500)	62	(442)	561

Total costs and expenses	279,050	233,673	546,186	462,998

Operating income	69,210	54,335	132,644	99,221
Other expense	(329)	(55)	(586)	(205)
Interest expense	(3,508)	(5,436)	(7,290)	(10,590)

Earnings before taxes on income	65,373	48,844	124,768	88,426
Provision for taxes on income	(25,039)	(18,707)	(47,787)	(33,867)

Net earnings	$40,334	$30,137	$76,981	$54,559

Net earnings per share of common stock:
Basic	$.75	$.57	$1.44	$1.03
Diluted	$.74	$.56	$1.42	$1.02

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2008	2007
	($ in thousands)
Cash flows from operating activities:
Net earnings	$76,981	$54,559
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	44,712	39,867
Provision for deferred income taxes	10,360	2,257
Amortization of unearned compensation	4,799	2,985
Other	(40)	1,561
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(37,986)	(13,644)
Net cash provided by operating activities	98,826	87,585

Cash flows from investing activities:
Capital expenditures	(106,511)	(95,572)
Acquisitions of business and marine equipment, net of cash acquired	(5,134)	(49,392)
Proceeds from disposition of assets	1,267	661
Other	—	(52)
Net cash used in investing activities	(110,378)	(144,355)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	2,500	73,400
Payments on long-term debt, net	(1,035)	(172)
Proceeds from exercise of stock options	8,687	2,759
Purchase of treasury stock	(3,175)	—
Excess tax benefit from equity compensation plans	6,051	1,941
Other	(471)	(363)
Net cash provided by financing activities	12,557	77,565
Increase in cash and cash equivalents	1,005	20,795
Cash and cash equivalents, beginning of year	5,117	2,653
Cash and cash equivalents, end of period	$6,122	$23,448

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$7,316	$10,218
Income taxes	$38,800	$29,420
Noncash investing activity:
Cash acquired in acquisition	$—	$10

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008 and December 31, 2007, and the results of operations for the three months and six months ended June 30, 2008 and 2007.

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

In February 2007, the FASB issued FASB No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure eligible financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Company adopted SFAS No. 159 effective January 1, 2008 with no effect on the Company’s financial position or results of operations as the Company has currently chosen not to elect the fair value option for any eligible items that are not already required to be measured at fair value in accordance with generally accepted accounting principles.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(2)	ACCOUNTING ADOPTIONS – (Continued)

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at June 30, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements

Assets:
Derivatives	$—	$1,086	$—	$1,086
Liabilities:
Derivatives	$—	$6,736	$—	$6,736

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

On June 30, 2008, the Company purchased substantially all of the assets of Lake Charles Diesel, Inc. (“Lake Charles Diesel”) for $3,334,000 in cash.  In July 2008, an additional $272,000 in cash was paid for the post-closing inventory adjustment.  Lake Charles Diesel is a Gulf Coast high-speed diesel engine services provider operating factory-authorized full service marine dealerships for Cummins, Detroit Diesel and Volvo engines, as well as an authorized marine dealer for Caterpillar engines in Louisiana.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(3)	ACQUISITIONS – (Continued)

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

Pro forma results of the acquisitions made in the 2008 first half and the 2007 year have not been presented, as the pro forma revenues, earnings before taxes on income, net earnings and net earnings per share would not be materially different from the Company’s actual results.

(4)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below.  The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Compensation cost	$2,641	$1,665	$4,799	$2,985
Income tax benefit	1,012	637	1,838	1,143

The Company has four employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock.  No additional options or restricted stock can be granted under two of the plans.  For all of the plans, the exercise price for each option equals the   fair    market   value   per   share   of   the   Company’s common stock on the date of grant.   The terms of the options granted prior to February 10, 2000 are ten years and the options vest ratably over four years.  Options granted on and after February 10, 2000 have terms of five years and vest ratably over three years.  At June 30, 2008, 2,172,751 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(4)	STOCK AWARD PLANS – (Continued)

The following is a summary of the stock award activity under the employee plans described above for the six months ended June 30, 2008:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2007	930,450	$23.48
Granted	321,927	$48.18
Exercised	(553,614)	$20.06
Outstanding June 30, 2008	698,763	$30.99

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at June 30, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value

$16.96 - $20.89	166,256	.69	$17.41		166,256	$17.41
$22.05 - $27.60	219,874	2.31	$25.57		148,734	$24.77
$35.66 - $36.94	154,138	3.56	$35.69		38,290	$35.70
$48.00 - $48.65	158,495	4.59	$48.18		—	—
$16.96 - $48.65	698,763	2.72	$30.99	$11,886,000	353,280	$22.49	$9,012,000

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

The Company has two director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options or restricted stock can be granted under one of the plans. The 2000 Director Plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan provides for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted when first elected as a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At June 30, 2008, 442,707 shares were available for future grants under the 2000

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(4)	STOCK AWARD PLANS – (Continued)

Director Plan. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

The following is a summary of the stock award activity under the director plans described above for the six months ended June 30, 2008:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2007	304,342	$21.66
Granted	78,855	$55.49
Exercised	(73,625)	$13.43
Outstanding June 30, 2008	309,572	$30.94

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at June 30, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$9.69 - $ 9.86	10,564	1.43	$9.76		10,564	$9.76
$10.06 - $12.69	60,046	3.45	$11.14		60,046	$11.14
$15.74 - $20.28	61,628	5.26	$17.69		61,628	$17.69
$35.17 - $55.49	177,334	8.82	$43.51		128,360	$38.94
$9.69 - $55.49	309,572	6.80	$30.94	$5,282,000	260,598	$26.33	$5,648,000

On March 6, 2008, the Board of Directors approved an amendment to the Company’s 2000 Director Plan to increase the number of shares that may be issued under the plan from 600,000 to 1,000,000 shares, subject to stockholder approval.  The amendment was approved by the stockholders at the Annual Meeting of Stockholders held on April 22, 2008.

The total intrinsic value of all options exercised and restricted stock vestings under all of the Company’s plans was $22,101,000 and $8,534,000 for the six months ended June 30, 2008 and 2007, respectively.  The actual tax benefit realized for tax deductions from stock award plans was $8,465,000 and $3,268,000 for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, there was $3,760,000 of unrecognized compensation cost related to nonvested stock options and $15,316,000 related to restricted stock.  The stock options are expected to be recognized over a weighted average period of approximately .7 years and restricted stock over approximately 2.3 years.  The total fair value of shares vested was $9,071,000 and $6,397,000 during the six months ended June 30, 2008 and 2007, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(4)	STOCK AWARD PLANS – (Continued)

The weighted average fair value of options granted during the six months ended June 30, 2008 and 2007 was $15.42 and $11.73 per share, respectively.  The fair value of the options granted during the six months ended June 30, 2008 and 2007 was $3,513,000 and $2,578,000, respectively.

The fair value of each option was determined using the Black-Scholes option pricing model.  The key input variables used in valuing the options granted during the six months ended June 30, 2008 and 2007 were as follows:

	Six months ended June 30,
	2008	2007
Dividend yield	None	None
Average risk-free interest rate	3.3%	4.4%
Stock price volatility	26%	25%
Estimated option term	Four or eight years	Four or nine years

(5)	COMPREHENSIVE INCOME

The Company’s total comprehensive income for the three months and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net earnings	$40,334	$30,137	$76,981	$54,559
Pension and postretirement benefit adjustments, net of taxes	269	610	538	1,045
Change in fair value of derivative financial instruments, net of taxes	4,453	1,844	545	1,363
Total comprehensive income	$45,056	$32,591	$78,064	$56,967

(6)	SEGMENT DATA

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(6)	SEGMENT DATA– (Continued)

Diesel Engine Services – Overhaul and repair of medium-speed and high-speed diesel engines, reduction gear repair, and sale of related parts and accessories for customers in the marine, power generation and railroad industries.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and six months ended June 30, 2008 and 2007 and total assets as of June 30, 2008 and December 31, 2007 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Marine transportation	$281,906	$229,745	$543,134	$438,810
Diesel engine services	66,354	58,263	135,696	123,409
	$348,260	$288,008	$678,830	$562,219

Segment profit (loss):
Marine transportation	$62,154	$48,169	$117,670	$86,730
Diesel engine services	10,356	9,324	21,461	19,221
Other	(7,137)	(8,649)	(14,363)	(17,525)
	$65,373	$48,844	$124,768	$88,426

	June 30,	December 31,
	2008	2007
Total assets:
Marine transportation	$1,287,770	$1,199,869
Diesel engine services	217,354	213,062
Other	28,255	17,544
	$1,533,379	$1,430,475

The following table presents the details of “Other” segment loss for the three months and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

General corporate expenses	$(3,800)	$(3,096)	$(6,929)	$(6,169)
Gain (loss) on disposition of assets	500	(62)	442	(561)
Interest expense	(3,508)	(5,436)	(7,290)	(10,590)
Other expense	(329)	(55)	(586)	(205)
	$(7,137)	$(8,649)	$(14,363)	$(17,525)

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(6)	SEGMENT DATA – (Continued)

The following table presents the details of “Other” total assets as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007

General corporate assets	$26,216	$15,623
Investment in affiliates	2,039	1,921
	$28,255	$17,544

(7)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Earnings before taxes on income – United States Provision for taxes on income:	$65,373	$48,844	$124,768	$88,426
Federal
Current	$17,760	$15,488	$32,311	$27,984
Deferred	4,598	1,216	10,360	2,257
State and local	2,681	2,003	5,116	3,626
	$25,039	$18,707	$47,787	$33,867

(8)	EARNINGS PER SHARE OF COMMON STOCK

The following table presents the components of basic and diluted earnings per share of common stock for the three months and six months ended June 30, 2008 and 2007 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net earnings	$40,334	$30,137	$76,981	$54,559

Shares outstanding:
Weighted average common stock outstanding	53,483	52,849	53,377	52,802
Effect of dilutive securities:
Employee and director common stock plans	798	882	792	860
	54,281	53,731	54,169	53,662

Basic earnings per share of common stock	$.75	$.57	$1.44	$1.03
Diluted earnings per share of common stock	$.74	$.56	$1.42	$1.02

Certain outstanding options to purchase approximately 208,000 and 220,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2008 and 2007, respectively, as such stock options would have been antidilutive.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(9)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen.  The plan benefits are based on an employee’s years of service and compensation.  The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy is to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an Accumulated Benefit Obligation (“ABO”) basis at the end of the fiscal year.  The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making the prediction of the pension plan contribution difficult.  Based on current pension plan assets and market conditions, the Company expects to contribute between $10,000,000 and $15,000,000 to its pension plan in December 2008 to fund its 2008 pension plan obligations.  As of June 30, 2008, no 2008 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$1,736	$1,506	$—	$—
Interest cost	2,047	1,700	24	22
Expected return on plan assets	(2,021)	(1,924)	—	—
Amortization:
Actuarial loss	634	552	2	2
Prior service credit	(22)	(23)	—	—
Net periodic benefit cost	$2,374	$1,811	$26	$24

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(9)	RETIREMENT PLANS – (Continued)

	Pension Benefits
	Pension Plan		SERP
	Six months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$3,265	$2,997	$—	$—
Interest cost	3,963	3,403	48	48
Expected return on plan assets	(4,043)	(3,847)	—	—
Amortization:
Actuarial loss	1,110	1,292	5	7
Prior service credit	(44)	(45)	—	—
Net periodic benefit cost	$4,251	$3,800	$53	$55

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Other Postretirement Benefits		Other Postretirement Benefits
	Postretirement Welfare Plan		Postretirement Welfare Plan
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$123	$129	$245	$253
Interest cost	120	99	241	213
Amortization:
Actuarial gain	(31)	(30)	(62)	(58)
Prior service credit	10	10	20	20
Net periodic benefit cost	$222	$208	$444	$428

(10)	CONTINGENCIES

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business.  The aggregate notional value of these instruments was $5,914,000 at June 30, 2008, including $5,478,000 in letters of credit and debt guarantees, and $436,000 in performance bonds.  All of these instruments have an expiration date within four years.  The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(10)	CONTINGENCIES – (Continued)

In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a Superfund site, the Palmer Barge Line Site (“Palmer”), located in Port Arthur, Texas.  In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company.  The Company and three other PRPs entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study and, subsequently, a limited remediation was performed and is now complete.  During the 2007 third quarter, five new PRP’s entered into an agreement with the EPA in regard to the Palmer Site.  In July 2008, the EPA sent a letter to approximately 30 PRPs for the Palmer Site, including the Company, indicating that it intends to pursue recovery of $2,916,000 of costs it incurred in relation to the site.  The Company and the other PRPs have not yet met with the EPA to discuss the nature of the costs, so the Company is unable to estimate its potential liability, if any, for any portion of such costs.

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

For purposes of the Management’s Discussion, all earnings per share are “Diluted earnings per share.”  The weighted average number of common shares applicable to diluted earnings per share for the three months and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Weighted average number of common stock-diluted	54,281	53,731	54,169	53,662

The increase in the weighted average number of common shares for both 2008 periods compared with the 2007 periods primarily reflected the issuance of restricted stock and the exercise of stock options, partially offset by common stock repurchases in the first quarter of 2008.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 918 active tank barges, of which 43 are leased, and 259 towing vessels, of which 84 are chartered.  The Company uses the United States inland waterway system to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals.  The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade.  Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.

For the 2008 second quarter, the Company reported net earnings of $40,334,000, or $.74 per share, on revenues of $348,260,000, compared with 2007 second quarter net earnings of $30,137,000, or $.56 per share, on revenues of $288,008,000.  For the 2008 first six months, the Company reported net earnings of $76,981,000, or $1.42 per share, on revenues of $678,830,000, compared with 2007 first six months net earnings of $54,559,000, or $1.02 per share, on revenues of $562,219,000.  The 2008 second  quarter and first half performance reflected continued favorable petrochemical demand in its marine transportation segment, and the favorable impact of higher term contract rate renewals during the 2007 year and the 2008 first half, as well as higher spot market pricing, partially offset by inefficiencies from operating in more difficult winter weather conditions during the 2008 first quarter and high water conditions in the 2008 second quarter throughout the lower Mississippi River and its tributaries.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The diesel engine services segment’s medium-speed market also performed at strong levels in the 2008 second quarter and first half, while the high-speed market was slower due to softness in the Gulf Coast oil service market.  In addition, the segment benefited from higher service rates and parts pricing, and continued high labor utilization in its medium-speed markets.

Marine Transportation

For the 2008 second quarter and first half, approximately 81% and 80%, respectively, of the Company’s revenue was generated by its marine transportation segment.  The segment’s customers include many of the major petrochemical and refining companies that operate in the United States.  Products transported include raw materials for many of the end products used widely by businesses and consumers every day – plastics, fiber, paints, detergents, oil additives and paper, among others.  Consequently, the Company’s business tends to mirror the general performance of the United States economy and volumes produced by the Company’s customer base.   The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first six months of 2008, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2008 Six Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	66%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer Goods, Automobiles, Housing, Textiles

Black Oil Products	19%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	10%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	5%	Anhydrous Ammonia, Nitrogen- Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

The Company’s marine transportation segment’s revenue and operating income for the 2008 second quarter increased 23% and 29%, respectively, when compared with the second quarter of 2007.  For the 2008 first six months, revenue and operating income increased 24% and 36%, respectively, compared with the first six months of 2007.  The petrochemical market, the Company’s largest market, contributed 66% of the marine transportation revenue for the 2008 first six months.  During the 2008 second quarter and first six months, the demand for the movement of petrochemical products remained strong, with term contract customers continuing to operate their plants and facilities at high utilization rates, resulting in high tank barge utilization.  The black oil products market contributed 19% of the 2008 first six months marine transportation revenue with demand reflecting some temporary market decline in the second quarter due to a slowdown in gasoline refinery production. Refined petroleum products contributed 10% of 2008 first six months marine transportation revenue, experiencing continued softness in the movement of products from the Gulf Coast to the Midwest, driven by higher gasoline prices and resulting lower gasoline demand.  The agricultural chemical market, which contributed 5% of 2008 first six months marine transportation revenue, was unseasonably strong during the first quarter in advance of the traditional spring planting season and remained strong during the first two months of the second quarter.  Upper Mississippi River flooding in June 2008 curtailed the traditional spring planting season.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

During the 2008 second quarter and first six months, the marine transportation segment operated an average of 259 towboats compared with 252 during the 2007 second quarter and 250 during the 2007 first six months.  This increase in towboats resulted from placing in service two new towboats during the 2008 first half, as well as an increase in the availability of chartered-in towboats.  The Company also continued to make significant progress in the crewing of its towboats as essentially all of the Company owned towboats were fully crewed during the 2008 second quarter and first six months.

During the 2008 second quarter and first six months, approximately 80% of the marine transportation revenues were under term contracts and 20% were spot market revenues. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, averaged 55% and 56%, of the revenues under term contracts during the 2008 second quarter and first six months, respectively.  Rates on term contract renewals, net of fuel, increased during the 2008 second quarter and first six months in the 9% to 11% average range, with some contracts increasing by a higher percentage and some by a lower percentage compared with the same 2007 periods.  Effective January 1, 2008, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts by 5% to 6%, excluding fuel.  For the 2008 second quarter, spot market rates, which include the cost of fuel, increased in the 11% to 13% average range compared with the 2007 second quarter.

During the 2008 second quarter, the Company consumed 12.6 million gallons of diesel fuel compared with 13.6 million gallons consumed during the 2007 second quarter.  The average cost per gallon of diesel fuel consumed for the 2008 second quarter was $3.56, 83% higher than the $1.95 for the second quarter of 2007.  For the 2008 first six months, the Company consumed 25.4 million gallons of diesel fuel compared with 26.4 million gallons consumed during the 2007 first six months.  The average price per gallons of diesel fuel consumed for the 2008 first six months was $3.13, 71% higher than the $1.83 for the first six months of 2007.  The lower fuel consumption was a reflection of less black oil and refined products movements into the Midwest from the Gulf Coast, as discussed above.  Fuel escalation clauses that allow the Company to recover increases in the cost of fuel are included in all term contracts; however, there is generally a 30 to 90 day delay before contracts are adjusted.

Navigational delays for the 2008 second quarter were 1,914 days, an increase of 6% compared with 1,802 delay days recorded in the 2007 second quarter.  For the first six months of 2008, 4,912 delay days occurred, 12% higher than the 4,402 delay days incurred in the 2007 first half.  Delay days measure the lost time incurred by a tow (towboat and one or more barges) during transit when the tow is stopped.  The measure includes transit delays caused by weather, lock congestion or closure and other navigational factors.  The increase for both 2008 periods reflected the high water and icing issues in the Midwest, and fog and winds along the Gulf Coast during the first quarter and high water throughout the Mississippi River System in the second quarter compared with more typical weather conditions and water levels during the 2007 comparable periods.  Delay days recorded in the 2008 second quarter do not reflect the slower transit speeds caused by weather issues and high water conditions, which in some cases, resulted in the deployment of additional towboats in order to meet customer delivery schedules.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The marine transportation operating margin for the 2008 second quarter and first six months were 22.0% and 21.7%, respectively, compared with operating margins of 21.0% for the 2007 second quarter and 19.8% for the 2007 first six months.  Continued strong demand in the petrochemical sector, contract and spot market rate increases, the January 1, 2008 annual escalators on multi-year contracts, increased equipment on time charters which are insulated from revenue fluctuations caused by weather and navigational delays and temporary market declines, and improved operating efficiencies from continued improvement in vessel crewing and operating additional towboats contributed to the higher 2008 operating margins for both comparable periods.

Diesel Engine Services

For the 2008 second quarter and first six months, approximately 19% and 20%, respectively, of the Company’s revenue was generated by its diesel engine services segment, of which 63% was generated through service and 37% from direct parts sales.  The results of the diesel engine services segment are largely influenced by the economic cycles of the industries it serves.  The following table shows the markets serviced by the Company, the revenue distribution for the first six months of 2008 and the customers for each market:
Markets Serviced	2008 Six Months Revenue Distribution	Customers
Marine	77%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers

Power Generation	15%	Standby Power Generation, Pumping Stations

Railroad	8%	Passenger (Transit Systems), Class II Shortline, Industrial

The Company’s diesel engine services segment’s 2008 second quarter revenue and operating income increased 14% and 11%, respectively, compared with the second quarter of 2007.  For the first half of 2008, revenue and operating income increased 10% and 12%, respectively, compared with the first half of 2007.  The results were positively impacted from strong engine overhaul and field repair activity and direct parts sales in its medium-speed market, benefiting from a seasonally higher first quarter volume of work for Midwest and Great Lakes marine customers, strong demand from Gulf Coast and Midwest marine customers in the second quarter and several large power generation modification projects during the first six months.  The high-speed market, including the acquisition of Saunders in July 2007, experienced softness in the Gulf Coast oil service market during the 2008 first six months. The diesel engine services segment benefited from continued high labor utilization in its medium-speed market, and higher service rates and parts pricing implemented during 2007 and in the 2008 first six months.

The diesel engine services segment’s operating margin for the 2008 second quarter was 15.6%, a slight decline when compared with 16.0% for the second quarter of 2007. For the 2008 first six months, the operating margin was 15.8%, a slight increase when compared with 15.6% for the first six months of 2007.  The 2008 second quarter and first six months reflected higher operating margins in the medium-speed markets, the result of strong demand, high labor utilization and stronger pricing, partially offset by lower operating margins in the high-speed markets, the result of softness in the oil service market and lower labor utilization.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2008 first six months, with net cash provided from operations of $98,826,000, a 13% increase compared to net cash provided from operations for the 2007 first six months of $87,585,000.  In addition, during the 2008 and 2007 first six months, the Company generated cash of $8,687,000 and $2,759,000, respectively, from the exercise of stock options.  Cash and borrowings under the revolving credit facility were used for capital expenditures of $106,511,000, including $63,454,000 for new tank barge and towboat construction and $43,057,000 primarily for upgrading the existing marine transportation fleet, $5,134,000 for the acquisitions of ORIX and Lake Charles Diesel, and for purchases of the Company’s common stock totaling $3,175,000.  The Company’s debt-to-capitalization ratio decreased to 25.7% at June 30, 2008 from 27.9% at December 31, 2007, primarily due to the increase in stockholders’ equity attributable to net earnings for the 2008 first six months of $76,981,000, the exercise of stock options and the issuance of restricted stock.

The Company projects that capital expenditures for 2008 will be in the $165,000,000 to $175,000,000 range, including approximately $90,000,000 for new tank barge and towboat construction.   The 2008 new construction will consist of 26 barges with a total capacity of 580,000 barrels and four 1800 horsepower towboats.  During the 2008 first six months, the Company took delivery of 20 new barges with a total capacity of 480,000 barrels and two 1800 horsepower towboats.

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

The Company anticipates that its marine transportation business levels in the 2008 third quarter will remain similar to the 2008 second quarter, but with better operating conditions and an improvement in refined products demand into the Midwest.  Business levels in the diesel engine services markets are also anticipated to remain favorable, with some improvement in the oil service market as Gulf Coast offshore drilling increases.

Acquisitions

On June 30, 2008, the Company purchased substantially all of the assets of Lake Charles Diesel for $3,334,000 in cash. In July 2008, an additional $272,000 in cash was paid for the post-closing inventory adjustment.  Lake Charles Diesel is a Gulf Coast high-speed diesel engine services provider operating factory-authorized full service marine dealerships for Cummins, Detroit Diesel and Volvo engines, as well as an authorized marine dealer for Caterpillar engines in Louisiana. Financing of the acquisition was through the Company’s revolving credit facility.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Results of Operations

The Company reported second quarter 2008 net earnings of $40,334,000, or $.74 per share, on revenues of $348,260,000, compared with 2007 second quarter net earnings of $30,137,000, or $.56 per share, on revenues of $288,008,000.   Net earnings for the 2008 first six months were $76,981,000, or $1.42 per share, on revenues of $678,830,000, compared with 2007 first six months net earnings of $54,559,000, or $1.02 per share, on revenues of $562,219,000.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2008 second quarter compared with the second quarter of 2007, the first six months of 2008 compared with the first six months of 2007 and the percentage of total revenues contributed by each segment for the comparable periods (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2008	%	2007	%	2008	%	2007	%
Marine transportation	$281,906	81%	$229,745	80%	$543,134	80%	$438,810	78%
Diesel engine services	66,354	19	58,263	20	135,696	20	123,409	22
	$348,260	100%	$288,008	100%	$678,830	100%	$562,219	100%

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways.  As of June 30, 2008, the Company operated 918 active inland tank barges, with a total capacity of 17.5 million barrels, compared with 915 active inland tank barges at June 30, 2007, with a total capacity of 17.4 million barrels.   The Company operated an average of 259 active inland towing vessels during the 2008 second quarter and first six months compared with an average of 252 during the 2007 second quarter and 250 during the 2007 first six months.  The marine transportation segment also owns and operates four offshore dry-bulk barge and tug units engaged in the offshore transportation of dry-bulk cargoes.  The segment also owns a two-thirds interest in Osprey Line, L.L.C., operator of a barge feeder service for cargo containers between Houston and New Orleans, as well as several ports located above Baton Rouge on the Mississippi River.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2008 compared with the three months and six months ended June 30, 2007 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
Marine transportation revenues	$281,906	$229,745	23%	$543,134	$438,810	24%

Costs and expenses:
Costs of sales and operating expenses	174,185	139,237	25	333,834	268,067	25
Selling, general and administrative	21,597	20,391	6	43,905	40,871	7
Taxes, other than on income	3,188	3,003	6	6,423	5,881	9
Depreciation and amortization	20,782	18,945	10	41,302	37,261	11
	219,752	181,576	21	425,464	352,080	21
Operating income	$62,154	$48,169	29%	$117,670	$86,730	36%

Operating margins	22.0%	21.0%		21.7%	19.8%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation Revenues

Marine transportation revenues for the 2008 second quarter and first six months increased 23% and 24%, respectively, compared with the corresponding 2007 periods, reflecting continued strong petrochemical demand, the recovery of higher diesel fuel costs, the increased equipment on time charters, 2007 year and 2008 first half contract and spot market rate increases, and labor and producer price index escalators effective January 1, 2008 on multi-year contracts.

Petrochemical transportation demand for the 2008 second quarter and first six months remained strong as term contract customers, primarily large United States petrochemical companies, continued to operate their plants and facilities at high utilization rates, resulting in continued high barge utilization for most products and trade lanes.  Black oil products demand was strong during the 2008 first quarter but did experience some softness in the 2008 second quarter, the result of lower refinery utilization.  Demand for transportation of refined products into the Midwest during the 2008 second quarter and first six months did reflect a slowdown, driven by higher gasoline prices and resulting lower gasoline demand; however, certain refined products equipment was transferred to the stronger petrochemical market.  Agricultural chemical demand was unseasonably strong during the first quarter in advance of the traditional spring planting season and remained strong during the first two months of the second quarter. Upper Mississippi River flooding in June 2008 curtailed the traditional spring planting season.

The marine transportation segment operated an average of 259 towboats during the 2008 second quarter and first six months, seven more than the 252 the segment operated during the 2007 second quarter and nine more than the 250 towboats the segment operated during the 2007 first half.  The Company also continued to make significant progress in the crewing of its towboats as essentially all of the Company owned towboats were fully crewed during the 2008 second quarter and first six months.

For the second quarter of 2008, the marine transportation segment incurred 1,914 delay days, 6% more than the 2007 second quarter delay days of 1,802.  For the 2008 first six months, 4,912 delay days occurred, 12% higher than the 4,402 delay days that occurred in the 2007 first half.  The 2008 second quarter and first six months delay days reflected ice and high water conditions in the Midwest and frontal systems along the Gulf Coast in the first quarter and high water conditions throughout the Mississippi River System during the majority of the 2008 second quarter compared with the 2007 second quarter and first six months which reflected milder winter weather conditions and more normal water levels.  The delay days recorded in the 2008 second quarter did not reflect the slower transit times caused by weather issues and high water conditions, which in some cases, resulted in the deployment of additional towboats in order to meet customer delivery schedules.

During the 2008 second quarter and first six months, approximately 80% of marine transportation revenues were under term contracts and 20% were spot market revenues, compared with a 75% term contract and 25% spot market mix for the 2007 second quarter and first six months.  Time charters, which insulate the Company from revenue fluctuations caused by winter weather and navigational delays and temporary market declines, averaged 55% and 56% of the revenues under term contracts during the 2008 second quarter and first six months, respectively.   The increase in the term contract percentage was attributable to heavier demand for transportation services by the Company’s term contract customers.  The 80% contract and 20% spot market mix provides the Company with a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands.  Rates on term contract renewals, net of fuel, increased during the 2008 second quarter and first six months in the 9% to 11% average range, primarily the result of continued strong industry demand and high utilization of tank barges compared with the 2007 second quarter and first six months.  Spot market rates, which include fuel, for the 2008 second quarter and first six months increased in the 11% to 15% range when compared with the 2007 second quarter and first six months.   Effective January 1, 2008, escalators for labor and the producer price index on a number of multi-year contracts increased rates on those contracts by 5% to 6%.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation Costs and Expenses

Costs and expenses for the 2008 second quarter and first six months increased 21% compared with the corresponding periods 2007 periods, primarily reflecting the higher costs and expenses associated with increased marine transportation demand noted above.

Costs of sales and operating expenses for the 2008 second quarter and first six months increased 25% compared with the second quarter and first six months of 2007, reflecting increased salaries and related expenses, additional expenses associated with the increased demand, additional towboats being operated, higher maintenance expenditures, and increased rates for chartered towboats.  The significantly higher price of diesel fuel consumed, as noted below, resulted in higher fuel costs during the 2008 second quarter and first six months.  During the 2008 second quarter and first half the Company operated an average of 259 towboats compared with 252 operated during the 2007 second quarter and 250 during for the 2007 first half.

During the 2008 second quarter, the Company consumed 12.6 million gallons of diesel fuel compared with 13.6 million gallons consumed during the 2007 second quarter.  For the 2008 first half, the Company consumed 25.4 million gallons of diesel fuel compared with 26.4 million gallons consumed during the 2007 first half.  The lower fuel consumption was a reflection of less black oil and refined products movements into the Midwest from the Gulf Coast, as discussed above.  The average price per gallon of diesel fuel consumed during the 2008 second quarter was $3.56, an increase of 83% compared with $1.95 per gallon for the second quarter of 2007, and $3.13 per gallon for the 2008 first half, a 71% increase when compared with $1.83 per gallon for the 2007 first six months.  Fuel escalation clauses that allow the Company to recover increases in the cost of fuel are included in all term contracts; however, there is generally a 30 to 90 day delay before contracts are adjusted.

Selling, general and administrative expenses for the 2008 second quarter and first six months increased 6% and 7%, respectively, compared with the corresponding 2007 periods.  The increases primarily were a result of the January 1, 2008 salary increases and related expenses, and higher employee incentive compensation accruals.

Taxes, other than on income, for the 2008 second quarter and first six months increased 6% and 9%, respectively, compared with the corresponding periods of 2007, primarily the reflection of higher property taxes.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Depreciation and amortization for the 2008 second quarter and first six months increased 10% and 11%, respectively, compared with the corresponding periods of 2007.  The increases were primarily attributable to increased capital expenditures, including new tank barges and towboats, and the acquisitions in 2007 and 2008 of marine equipment that was previously leased.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2008 second quarter increased 29% compared with the 2007 second quarter.  For the 2008 first six months, the segment’s operating income increased 36% compared with the first half of 2007.  The marine transportation operating margin for the 2008 second quarter increased to 22.0% compared with 21.0% for the second quarter of 2007 and 21.7% for the 2008 first six months compared with 19.8% for the 2007 first six months.  Continued strong demand in the petrochemical market, higher term contract and spot market pricing, the January 1, 2008 escalators on numerous multi-year contracts, operating efficiencies from continued improvement in vessel crewing and operating additional towboats and the increased percentage of time charters which protects revenues from navigational and weather delays and temporary market declines, had a positive impact on the operating income and operating margin.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2008 compared with the three months and six months ended June 30, 2007 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
Diesel engine services revenues	$66,354	$58,263	14%	$135,696	$123,409	10%

Costs and expenses:
Costs of sales and operating expenses	46,074	41,371	11	94,771	88,140	8
Selling, general and administrative	8,510	6,412	33	16,342	13,722	19
Taxes, other than on income	254	191	33	528	435	21
Depreciation and amortization	1,160	965	20	2,594	1,891	37
	55,998	48,939	14	114,235	104,188	10
Operating income	$10,356	$9,324	11%	$21,461	$19,221	12%

Operating margins	15.6%	16.0%		15.8%	15.6%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services Revenues

Diesel engine services revenues for the 2008 second quarter and first six months increased 14% and 10%, respectively, compared with the corresponding periods of 2007.  The results were positively impacted by strong engine overhaul and field repair activity and direct parts sales in its medium-speed market, benefiting from a seasonally higher first quarter volume of work for Midwest and Great Lakes marine customers, strong demand from Gulf Coast and Midwest marine customers in the second quarter and several large power generation modification projects during the first six months.  The high-speed market, including the acquisition of Saunders in July 2007, experienced continued softness in the Gulf Coast oil service market during the first six months.  In addition, the segment benefited from higher service rates and parts pricing implemented in both its medium-speed and high-speed markets during 2007 and the first six months of 2008.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2008 second quarter increased 14% compared with the 2007 second quarter and 10% for the 2008 first six months compared with the 2007 first half.  The increase in costs of sales and operating expenses reflected the higher service and parts sales activity noted above, as well as increases in salaries and other related benefit expenses effective January 1, 2008.  Selling, general and administrative expenses also reflected increased salaries and related benefit expenses effective January 1, 2008. The increase in each cost and expense category was also attributable to the Saunders acquisition in July 2007.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2008 second quarter and first six months increased 11% and 12%, respectively, compared with the 2007 corresponding periods.  The improved operating income primarily reflected the continued strong medium-speed service activity and direct parts sales in the majority of its markets, continued high labor utilization and higher service rates and parts pricing implemented during 2007 and the 2008 first half.  The high-speed market, including the acquisition of Saunders in July 2007, experienced continued softness in the Gulf Coast oil service market during the 2008 first six months.  The operating margin for the 2008 second quarter was 15.6%, a slight decline when compared with 16.0% for the second quarter of 2007, and 15.8% for the 2008 first six months, a slight increase when compared with 15.6% for the 2007 first half.  The 2008 second quarter and first six months reflected higher operating margins in the medium-speed markets, the result of strong demand, high labor utilization and stronger pricing, partially offset by lower operating margins in the high-speed markets, due to softness in the oil service market and lower labor utilization.

General Corporate Expenses

General corporate expenses for the 2008 second quarter were $3,800,000, 23% higher than the second quarter of 2007.  For the first six months of 2008, general corporate expenses were $6,929,000, a 12% increase compared with the first six months of 2007.  The increases in both 2008 comparable periods primarily reflected increases in salaries and related expenses effective January 1, 2008 and higher employee incentive compensation accruals.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Loss (Gain) on Disposition of Assets

The Company reported a net gain on disposition of assets of $500,000 for the 2008 second quarter compared with a net loss on disposition of assets of $62,000 for the 2007 second quarter.  For the 2008 first six months, the Company reported a net gain on disposition of assets of $442,000 compared with a net loss on disposition of assets of $561,000 for the first six months of 2007.  The net gain and loss were predominantly from the sale of marine equipment.

Other Expenses

The following table sets forth equity in earnings of marine affiliates, other income (expense) and interest expense for the three months and six months ended June 30, 2008 compared with the three months and six months ended June 30, 2007 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change

Other expense	$(329)	$(55)	498%	$(586)	$(205)	186%
Interest expense	$(3,508)	$(5,436)	(35)%	$(7,290)	$(10,590)	(31)%

Interest Expense

Interest expense for the 2008 second quarter and first six months decreased 35% and 31%, respectively, compared with the second quarter and first six months of 2007, primarily the result of lower average debt levels and lower average interest rates.  The average debt and average interest rate for the 2008 and 2007 second quarters, including the effect of interest rate collar and swaps, were $289,448,000 and 4.9%, and $368,187,000 and 5.9%, respectively.  For the first six months of 2008 and 2007, the average debt and average interest rate, including the effect of interest rate collar and swaps, were $286,083,000 and 5.1%, and $361,000,000 and 5.9%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of June 30, 2008 were $1,533,379,000, a 7% increase compared with $1,430,475,000 as of December 31, 2007.  The following table sets forth the significant components of the balance sheet as of June 30, 2008 compared with December 31, 2007 (dollars in thousands):

	June 30,	December 31,
	2008	2007	% Change
Assets:
Current assets	$303,509	$267,343	14%
Property and equipment, net	971,306	906,098	7
Goodwill, net	230,736	229,292	1
Other assets	27,828	27,742	—
	$1,533,379	$1,430,475	7%
Liabilities and stockholders’ equity:
Current liabilities	$185,375	$191,420	(3)%
Long-term debt – less current portion	297,646	296,015	1
Deferred income taxes	141,031	130,899	8
Minority interests and other long-term liabilities	44,785	42,311	6
Stockholders’ equity	864,542	769,830	12
	$1,533,379	$1,430,475	7%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Current assets as of June 30, 2008 increased 14% compared with December 31, 2007, primarily reflecting a 15% increase in trade accounts receivable due to increased marine transportation and diesel engine services revenues related to higher business activity levels.  This increase was partially offset by a decrease of 7% in inventory - finished goods as increased inventory purchases in the 2007 fourth quarter were utilized in 2008 first quarter service projects.

Property and equipment, net of accumulated depreciation, at June 30, 2008 increased 7% compared with December 31, 2007.  The increase reflected $106,511,000 of capital expenditures for the 2008 first half, more fully described under Capital Expenditures below, the fair value of the equipment and property acquired in the Lake Charles Diesel and ORIX acquisitions of $1,900,000, less $43,001,000 of depreciation expense for the first six months of 2008 and $202,000 of property disposals during the 2008 first six months.

Current liabilities as of June 30, 2008 decreased 3% compared with December 31, 2007.  Accrued liabilities decreased 8%, primarily from the payment during the 2008 first half of employee incentive compensation accrued during 2007, partially offset by employee incentive compensation accrued during the first six months of 2008 and increased marine and medical insurance claims.

Long-term debt, less current portion, as of June 30, 2008 increased 1% compared with December 31, 2007.  During the 2008 first six months, the Company had net cash provided by operating activities of $98,826,000 and proceeds from the exercise of stock options of $8,687,000, partially offset by capital expenditures of $106,511,000, and spent $5,134,000 on the Lake Charles Diesel and ORIX acquisitions and $3,175,000 on treasury stock purchases.

Deferred income taxes as of June 30, 2008 increased 8% compared with December 31, 2007, primarily due to the 2008 first six months deferred tax provision of $10,360,000, partially offset by the recording of a deferred tax asset related to the Company’s equity compensation plans. The higher deferred tax provision was primarily due to bonus tax depreciation on qualifying expenditures due to the Economic Stimulus Act of 2008.

Stockholders’ equity as of June 30, 2008 increased 12% compared with December 31, 2007.  The increase was the result of $76,981,000 of net earnings for the first six months of 2008, an increase in additional paid-in capital of $9,147,000, a $7,501,000 decrease in treasury stock and an increase of $1,083,000 in accumulated other comprehensive income.  The increase in additional paid-in capital was attributable to the exercise of stock options and the issuance of restricted stock.  The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock, partially offset by the purchase during the 2008 first quarter of $3,175,000 of Company common stock, more fully described under Treasury Stock Purchases below.  The increase in accumulated other  comprehensive income primarily resulted from the net change in fair value of interest rate collar and swap agreements, net of taxes, more fully described under Long-Term Financing below.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Long-Term Financing

The Company has a $250,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank, with a maturity date of June 14, 2011.  The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment.  The unsecured Revolving Credit Facility has a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) that varies with the Company’s senior debt rating and the level of debt outstanding.  As of June 30, 2008, the Company had $97,550,000 of borrowings outstanding under the Revolving Credit Facility.  The average borrowing under the Revolving Credit Facility during the 2008 second quarter and first six months was $87,581,000 and $83,985,000, respectively, computed by averaging the daily balance.  The weighted average interest rate was 3.1% and 3.7%, respectively, for the 2008 second quarter and first six months, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit facility borrowing.  The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit, of which $1,294,000 was outstanding as of June 30, 2008.  The Company was in compliance with all Revolving Credit Facility covenants as of June 30, 2008.

The Company has $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013.  The 2005 Senior Notes pay interest quarterly at a rate equal to the LIBOR plus a margin of 0.5%.  The 2005 Senior Notes are callable, at the Company’s option, at par.  No principal payments are required until maturity in February 2013.  As of June 30, 2008, $200,000,000 was outstanding under the 2005 Senior Notes and the average interest rate for the 2008 second quarter and first six months was 3.5% and 4.2%, respectively.  The Company was in compliance with all 2005 Senior Notes covenants at June 30, 2008.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2009.  The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued.  The Company did not have any borrowings outstanding under the Credit Line as of June 30, 2008.  Outstanding letters of credit under the Credit Line were $524,000 as of June 30, 2008.

The Company has on file with the Securities and Exchange Commission a shelf registration for the issuance of up to $250,000,000 of debt securities, including medium term notes, providing for the issuance of fixed rate or floating rate debt with a maturity of nine months or longer.  The current $121,000,000 available balance, subject to mutual agreement to terms, as of June 30, 2008 may be used for future business or equipment acquisitions, working capital requirements and reductions of the Company’s Revolving Credit Facility and 2005 Senior Notes.  As of June 30, 2008, there were no outstanding debt securities under the shelf registration.

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements.  The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings.  As of June 30, 2008, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional amount	Effective date	Termination date	Fixed pay rate	Receive rate
$50,000	April 2004	May 2009	4.00%	Three-month LIBOR
$100,000	March 2006	February 2013	5.45%	Three-month LIBOR

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

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

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2008 and 2007 first six months.  At June 30, 2008, the fair value of the interest rate collar and swap agreements was $5,650,000, of which $874,000 was recorded as other accrued liabilities for the collar maturing within the next twelve months and $1,086,000 and $5,862,000 was recorded as other assets and other long-term liabilities, respectively, for swap maturities greater than twelve months.  At June 30, 2007, the fair value of the interest rate collar and swap agreements was $991,000, of which $1,215,000 and $224,000 were recorded as other assets and other long-term liabilities respectively, for swap maturities greater than twelve months.  The Company has recorded in interest expense, net losses related to the interest rate collar and swap agreements of $950,000 and $149,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,233,000 and $300,000 for the six months ended June 30, 2008 and 2007, respectively.  Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt.  The Company anticipates $2,077,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates.  Fair value amounts were derived as of June 30, 2008 and 2007 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments.

Capital Expenditures

Capital expenditures for the 2008 first six months were $106,511,000, of which $63,454,000 was for construction of new tank barges and towboats, and $43,057,000 was primarily for upgrading of the existing marine transportation fleet.  Capital expenditures for the 2007 first six months were $95,572,000, of which $49,443,000 was for construction of new tank barges and towboats, and $46,129,000 was primarily for upgrading of the existing marine transportation fleet.  Financing of the construction of the new tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

A summary of the new tank barge construction follows:

Contract	No. of	Total	Expended					Placed In Service
Date	Barges	Capacity	2006	2007	2008	Total		2006	2007	2008	*	2009	*
			($ in millions)				(Barrels in thousands)

June 2004	11	311,000	$.1	$—	$—	$24.7		—	—	—		—
July 2004	7	199,000	.2	—	—	15.0		28	—	—		—
November 2004	20	221,000	1.4	—	—	23.3		—	—	—		—
July 2005	10	285,000	11.6	4.3	—	19.6		171	114	—		—
July 2005	13	368,000	28.4	—	—	28.4		368	—	—		—
March 2006	12	347,000	2.4	28.0	—	30.4		—	347	—		—
April 2006	8	226,000	1.4	9.9	3.7	16.4	Est.	—	85	141		—
June 2006	2	21,000	1.8	.9	—	2.7		—	21	—		—
October 2006	6	66,000	1.7	6.2	.4	8.3		—	44	22		—
February 2007	1	19,000	—	2.9	—	2.9		—	19	—		—
February 2007	12	340,000	—	—	36.3	36.3		—	—	340		—
August 2007	6	67,000	—	2.2	5.3	8.7	Est.	—	—	67		—
December 2007	2	21,000	—	—	.8	2.9	Est.	—	—	11		10
January 2008	14	322,000	—	—	—	37.7	Est.	—	—	—		322
April 2008	6	63,000	—	—	1.1	10.8	Est.	—	—	—		63
May 2008	5	104,000	—	—	7.7	29.0	Est.	—	—	—		104
May 2008	6	168,000	—	—	1.6	16.4	Est.	—	—	—		168
_________

* Based on current or expected construction schedule

A summary of the new towboat construction follows:

Contract	No. of			Expended					Placed in Service
Date	Towboats	Horsepower	Market	2006	2007	2008	Total		2006	2007	2008	*	2009	*
				($ in millions)
Dec. 2005	4	2100	River	$6.8	$4.9	$—	$14.9		1	3	—		—
Aug. 2006	4	1800	Canal	2.8	7.0	2.5	12.8	Est.	—	1	3		—
Mar. 2007	4	1800	Canal	—	1.2	3.3	14.9	Est.	—	—	1		3
June 2007	2	1800	Canal	—	.3	.6	7.4	Est.	—	—	—		2
Aug. 2007	2	1800	Canal	—	.1	.1	7.4	Est.	—	—	—		2
____________

* Based on current or expected construction schedule

Funding for future capital expenditures and new barge and towboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Treasury Stock Purchases

During the 2008 first quarter, the Company purchased in the open market 80,500 shares of common stock at a total purchase price of $3,175,000, for an average price of $39.45 per share.  As of August 1, 2008, the Company had 2,177,000 shares available under its existing repurchase authorization.  Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility.  The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions.  When purchasing its common stock, the Company is subject to price, trading volume and other market considerations.  Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $98,826,000 during the six months ended June 30, 2008, 13% higher than the $87,585,000 generated during the six months ended June 30, 2007.  The 2008 first six months experienced a larger net decrease in cash flows from changes in operating assets and liabilities than the first six months of 2007 primarily due to a larger increase in receivables in 2008 versus 2007 as a result of stronger business activity levels and increased revenues due to fuel cost recovery, increases in prepaid fuel inventory due to the sharp increase in fuel prices in the 2008 first half and larger employee incentive compensation payments in the 2008 first half versus the 2007 first half.

Funds generated from operating activities were used for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings associated with each of the above and other operating requirements.  In addition to net cash flow provided by operating activities, the Company also had available as of July 31, 2008, $172,956,000 under its Revolving Credit Facility and $121,000,000 under its  shelf  registration,  subject  to  mutual  agreement  on  terms, and $4,473,000 available under its Credit Line.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business.  The aggregate notional value of these instruments was $5,914,000 at June 30, 2008, including $5,478,000 in letters of credit and debt guarantees, and $436,000 in performance bonds.  All of these instruments have an expiration date within four years.  The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements.  The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings.  As of June 30, 2008, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2008 and 2007 first six months.  At June 30, 2008, the fair value of the interest rate collar and swap agreements was $5,650,000, of which $874,000 was recorded as other accrued liabilities for the collar maturing within the next twelve months and $1,086,000 and $5,862,000 was recorded as other assets and other long-term liabilities, respectively, for swap maturities greater than twelve months.  At June 30, 2007, the fair value of the interest rate collar and swap agreements was $991,000, of which $1,215,000 and $224,000 were recorded as other assets and other long-term liabilities respectively, for swap maturities greater than twelve months.  The Company has recorded in interest expense, net losses related to the interest rate collar and swap agreements of $950,000 and $149,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,233,000 and $300,000 for the six months ended June 30, 2008 and 2007, respectively.  Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt.  The Company anticipates $2,077,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates.  Fair value amounts were derived as of June 30, 2008 and 2007 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments.

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

Dated:   August 1, 2008