Form 10-Q
period 2008-09-30
KIRBY CORP
filed 2008-11-06
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on November 6, 2008 was 53,449,000.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2008	2007
	($ in thousands)
Current assets:
Cash and cash equivalents	$1,936	$5,117
Accounts receivable:
Trade – less allowance for doubtful accounts	199,980	175,876
Other	19,924	7,713
Inventory – finished goods	50,656	53,377
Prepaid expenses and other current assets	22,285	18,731
Deferred income taxes	7,241	6,529

Total current assets	302,022	267,343

Property and equipment	1,628,793	1,489,930
Less accumulated depreciation	644,387	583,832

Property and equipment, net	984,406	906,098

Goodwill – net	230,730	229,292
Other assets	25,505	27,742

Total assets	$1,542,663	$1,430,475

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2008	2007
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$1,247	$1,368
Income taxes payable	6,139	9,182
Accounts payable	102,929	100,908
Accrued liabilities	77,384	73,191
Deferred revenues	5,743	6,771

Total current liabilities	193,442	191,420

Long-term debt – less current portion	267,923	296,015
Deferred income taxes	148,755	130,899
Minority interests	3,073	2,977
Other long-term liabilities	43,354	39,334

Total long-term liabilities	463,105	469,225

Contingencies and commitments	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 57,337,000 shares	5,734	5,734
Additional paid-in capital	223,606	211,983
Accumulated other comprehensive income – net	(21,347)	(22,522)
Retained earnings	766,451	647,692
	974,444	842,887

Less cost of 3,866,000 shares in treasury (3,806,000 at December 31, 2007)	88,328	73,057

Total stockholders’ equity	886,116	769,830

Total liabilities and stockholders’ equity	$1,542,663	$1,430,475

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$286,880	$241,329	$830,014	$680,139
Diesel engine services	67,767	61,227	203,463	184,636

Total revenues	354,647	302,556	1,033,477	864,775

Costs and expenses:
Costs of sales and operating expenses	220,875	186,338	649,480	542,545
Selling, general and administrative	36,026	31,313	102,349	91,287
Taxes, other than on income	3,560	3,237	10,548	9,626
Depreciation and amortization	22,420	20,407	67,132	60,274
Loss (gain) on disposition of assets	166	(30)	(276)	531

Total costs and expenses	283,047	241,265	829,233	704,263

Operating income	71,600	61,291	204,244	160,512
Other expense	(515)	(252)	(1,101)	(457)
Interest expense	(3,375)	(5,236)	(10,665)	(15,826)

Earnings before taxes on income	67,710	55,803	192,478	144,229
Provision for taxes on income	(25,932)	(21,373)	(73,719)	(55,240)

Net earnings	$41,778	$34,430	$118,759	$88,989

Net earnings per share of common stock:
Basic	$.78	$.65	$2.22	$1.68
Diluted	$.77	$.64	$2.19	$1.66

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,

	2008	2007
	($ in thousands)
Cash flows from operating activities:
Net earnings	$118,759	$88,989
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	67,132	60,274
Provision for deferred income taxes	19,226	690
Amortization of unearned compensation	7,233	4,823
Other	1,960	1,709
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(30,862)	(647)
Net cash provided by operating activities	183,448	155,838

Cash flows from investing activities:
Capital expenditures	(141,525)	(123,027)
Acquisitions of business and marine equipment, net of cash acquired	(5,436)	(61,766)
Proceeds from disposition of assets	1,346	813
Other	—	(51)
Net cash used in investing activities	(145,615)	(184,031)

Cash flows from financing activities:
Borrowings (payments ) on bank credit facilities, net	(27,210)	23,250
Payments on long-term debt, net	(1,055)	(212)
Proceeds from exercise of stock options	8,687	4,706
Purchase of treasury stock	(25,901)	—
Excess tax benefit from equity compensation plans	5,199	2,422
Other	(734)	(696)
Net cash provided by (used in) financing activities	(41,014)	29,470
Increase (decrease) in cash and cash equivalents	(3,181)	1,277
Cash and cash equivalents, beginning of year	5,117	2,653
Cash and cash equivalents, end of period	$1,936	$3,930
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$10,621	$15,614
Income taxes	$62,901	$42,892
Noncash investing activity:
Cash acquired in acquisition	$—	$10
Debt assumed in acquisition	$—	$245
Accrued payable for working capital adjustment related to acquisition	$—	$869

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008 and December 31, 2007, and the results of operations for the three months and nine months ended September 30, 2008 and 2007.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(2)           ACCOUNTING ADOPTIONS – (Continued)

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at September 30, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements

Assets:
Derivatives	$—	$418	$—	$418
Liabilities:
Derivatives	$—	$7,026	$—	$7,026

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(3)           ACQUISITIONS

On June 30, 2008, the Company purchased substantially all of the assets of Lake Charles Diesel, Inc. (“Lake Charles Diesel”) for $3,636,000 in cash.  Lake Charles Diesel is a Gulf Coast high-speed diesel engine services provider operating factory-authorized full service marine dealerships for Cummins, Detroit Diesel and Volvo engines, as well as an authorized marine dealer for Caterpillar engines in Louisiana.

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

Pro forma results of the acquisitions made in the 2008 first nine months and the 2007 year have not been presented, as the pro forma revenues, earnings before taxes on income, net earnings and net earnings per share would not be materially different from the Company’s actual results.

(4)           STOCK AWARD PLANS

The Company has share-based compensation plans which are described below.  The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Compensation cost	$2,434	$1,838	$7,233	$4,823
Income tax benefit	932	704	2,770	1,847

The Company has four employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock. No additional options or restricted stock can be granted under two of the plans. For all of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to February 10, 2000 are ten years and the options vest ratably over four years. Options granted on and after February 10, 2000 have terms of five years and vest ratably over three years. At September 30, 2008, 2,175,147 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(4)           STOCK AWARD PLANS – (Continued)

The following is a summary of the stock award activity under the employee plans described above for the nine months ended September 30, 2008:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2007	930,450	$23.48
Granted	321,927	$48.18
Exercised	(553,614)	$20.06
Outstanding September 30, 2008	698,763	$30.99

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at September 30, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value

$16.96 - $20.89	166,256	.44	$17.41		166,256	$17.41
$22.05 - $27.60	219,874	2.06	$25.57		148,734	$24.77
$35.66 - $36.94	154,138	3.32	$35.69		38,290	$35.70
$48.00 - $48.65	158,495	4.34	$48.18		—	—
$16.96 - $48.65	698,763	2.47	$30.99	$4,856,000	353,280	$22.49	$5,458,000

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

The Company has two director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options or restricted stock can be granted under one of the plans. The 2000 Director Plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan provides for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted when first elected as a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At September 30, 2008, 442,707 shares were available for future grants under the 2000 Director Plan. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(4)           STOCK AWARD PLANS – (Continued)

The following is a summary of the stock award activity under the director plans described above for the nine months ended September 30, 2008:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2007	304,342	$21.66
Granted	78,855	$55.49
Exercised	(73,625)	$13.43
Outstanding September 30, 2008	309,572	$30.94

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at September 30, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$ 9.69 - $ 9.86	10,564	1.18	$9.76		10,564	$9.76
$10.06 - $12.69	60,046	3.18	$11.14		60,046	$11.14
$15.74 - $20.28	61,628	5.00	$17.69		61,628	$17.69
$35.17 - $55.49	177,334	8.56	$43.51		128,684	$38.98
$ 9.69 - $55.49	309,572	6.56	$30.94	$2,167,000	260,922	$26.36	$3,021,000

On March 6, 2008, the Board of Directors approved an amendment to the Company’s 2000 Director Plan to increase the number of shares that may be issued under the plan from 600,000 to 1,000,000 shares, subject to stockholder approval.  The amendment was approved by the stockholders at the Annual Meeting of Stockholders held on April 22, 2008.

The total intrinsic value of all options exercised and restricted stock vesting under all of the Company’s plans was $22,101,000 and $11,742,000 for the nine months ended September 30, 2008 and 2007, respectively. The actual tax benefit realized for tax deductions from stock award plans was $8,465,000 and $4,497,000 for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, there was $2,748,000 of unrecognized compensation cost related to unvested stock options and $13,797,000 related to unvested restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.1 years and restricted stock over approximately 2.1 years. The total fair value of shares vested was $9,078,000 and $6,427,000 during the nine months ended September 30, 2008 and 2007, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(4)           STOCK AWARD PLANS – (Continued)

The weighted average fair value of options granted during the nine months ended September 30, 2008 and 2007 was $15.42 and $11.85 per share, respectively.  The fair value of the options granted during the nine months ended September 30, 2008 and 2007 was $3,513,000 and $2,604,000, respectively.

The fair value of each option was determined using the Black-Scholes option pricing model.  The key input variables used in valuing the options granted during the nine months ended September 30, 2008 and 2007 were as follows:

	Nine months ended September 30,
	2008	2007
Dividend yield	None	None
Average risk-free interest rate	3.3%	4.6%
Stock price volatility	26%	25%
Estimated option term	Four or eight years	Four or nine years

(5)           COMPREHENSIVE INCOME

The Company’s total comprehensive income for the three months and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net earnings	$41,778	$34,430	$118,759	$88,989
Pension and postretirement benefit adjustments, net of taxes	715	375	1,253	1,420
Change in fair value of derivative financial instruments, net of taxes	(623)	(2,350)	(78)	(987)
Total comprehensive income	$41,870	$32,455	$119,934	$89,422

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

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and nine months ended September 30, 2008 and 2007 and total assets as of September 30, 2008 and December 31, 2007 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Marine transportation	$286,880	$241,329	$830,014	$680,139
Diesel engine services	67,767	61,227	203,463	184,636
	$354,647	$302,556	$1,033,477	$864,775

Segment profit (loss):
Marine transportation	$65,025	$55,213	$182,695	$141,943
Diesel engine services	10,627	9,475	32,088	28,696
Other	(7,942)	(8,885)	(22,305)	(26,410)
	$67,710	$55,803	$192,478	$144,229

	September 30,	December 31,
	2008	2007
Total assets:
Marine transportation	$1,293,939	$1,199,869
Diesel engine services	220,572	213,062
Other	28,152	17,544
	$1,542,663	$1,430,475

The following table presents the details of “Other” segment loss for the three months and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

General corporate expenses	$(3,886)	$(3,427)	$(10,815)	$(9,596)
Gain (loss) on disposition of assets	(166)	30	276	(531)
Interest expense	(3,375)	(5,236)	(10,665)	(15,826)
Other expense	(515)	(252)	(1,101)	(457)
	$(7,942)	$(8,885)	$(22,305)	$(26,410)

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(6)           SEGMENT DATA – (Continued)

The following table presents the details of “Other” total assets as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007

General corporate assets	$26,084	$15,623
Investment in affiliates	2,068	1,921
	$28,152	$17,544

(7)           TAXES ON INCOME

Earnings before taxes on income and details of the provision (credit) for taxes on income for the three months and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Earnings before taxes on income – United States	$67,710	$55,803	$192,478	$144,229
Provision (credit) for taxes on income:
Federal
Current	$14,291	$20,652	$46,602	$48,636
Deferred	8,866	(1,567)	19,226	690
State and local	2,775	2,288	7,891	5,914
	$25,932	$21,373	$73,719	$55,240

(8)           EARNINGS PER SHARE OF COMMON STOCK

The following table presents the components of basic and diluted earnings per share of common stock for the three months and nine months ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net earnings	$41,778	$34,430	$118,759	$88,989

Shares outstanding:
Weighted average common stock outstanding	53,549	52,983	53,464	52,892
Effect of dilutive securities:
Employee and director common stock plans	648	819	715	817
	54,197	53,802	54,179	53,709

Basic earnings per share of common stock	$.78	$.65	$2.22	$1.68
Diluted earnings per share of common stock	$.77	$.64	$2.19	$1.66

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(8)           EARNINGS PER SHARE OF COMMON STOCK – (Continued)

Certain outstanding options to purchase approximately 208,000 and 178,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2008 and 2007, respectively, as such stock options would have been antidilutive.

(9)           RETIREMENT PLANS

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen.  The plan benefits are based on an employee’s years of service and compensation.  The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy is to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an Accumulated Benefit Obligation (“ABO”) basis at the end of the fiscal year.  The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making the prediction of the pension plan contribution difficult.  Based on current pension plan assets and market conditions, the Company expects to contribute between $20,000,000 and $35,000,000 to its pension plan in December 2008 to fund its 2008 pension plan obligations.  As of September 30, 2008, no 2008 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$1,508	$1,498	$—	$—
Interest cost	1,841	1,701	17	22
Expected return on plan assets	(2,084)	(1,923)	—	—
Amortization:
Actuarial loss	247	646	—	3
Prior service credit	(23)	(22)	—	—
Net periodic benefit cost	$1,489	$1,900	$17	$25

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(9)           RETIREMENT PLANS – (Continued)

	Pension Benefits
	Pension Plan		SERP
	Nine months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$4,773	$4,495	$—	$—
Interest cost	5,804	5,104	65	70
Expected return on plan assets	(6,127)	(5,770)	—	—
Amortization:
Actuarial loss	1,357	1,938	5	10
Prior service credit	(67)	(67)	—	—
Net periodic benefit cost	$5,740	$5,700	$70	$80

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Other Postretirement Benefits		Other Postretirement Benefits
	Postretirement Welfare Plan		Postretirement Welfare Plan
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$135	$126	$380	$379
Interest cost	132	105	373	318
Amortization:
Actuarial gain	(12)	(28)	(74)	(86)
Prior service credit	10	10	30	30
Net periodic benefit cost	$265	$213	$709	$641

(10)           CONTINGENCIES

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business.  The aggregate notional value of these instruments was $8,669,000 at September 30, 2008, including $5,481,000 in letters of credit and debt guarantees, and $3,188,000 in performance bonds.  All of these instruments have an expiration date within three years.  The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
(10)           CONTINGENCIES – (Continued)

In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a Superfund site, the Palmer Barge Line Site (“Palmer”), located in Port Arthur, Texas.  In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company.  The Company and three other PRPs entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study and, subsequently, a limited remediation was performed and is now complete.  During the 2007 third quarter, five new PRPs entered into an agreement with the EPA in regard to the Palmer Site.  In July 2008, the EPA sent a letter to approximately 30 PRPs for the Palmer Site, including the Company, indicating that it intends to pursue recovery of $2,949,000 of costs it incurred in relation to the site.  The Company and the other PRPs participated in a preliminary meeting with the EPA and the United States Department of Justice to discuss the nature of the costs.  Based on these initial discussions, the Company is unable to estimate its potential liability, if any, for any portion of such costs.

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

(11)           SUBSEQUENT EVENT

On November 4, 2008, the Company entered into two interest rate swap agreements in a total notional amount of $50,000,000 with a fixed rate of 3.5% for the purpose of extending an existing hedge of its exposure to interest rate fluctuations on floating rate interest payments on the Company’s variable rate senior notes.  The term of the two new swap agreements starts on November 28, 2008, which is the maturity date of an interest rate collar with the same total notional amount of $50,000,000, and ends on February 28, 2013, the maturity date of the Company’s variable rate senior notes.  The swap agreements effectively convert the Company’s interest rate obligation on a portion of the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments.  The swap agreements are designated as cash flow hedges for the Company’s variable rate senior notes.

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

For purposes of the Management’s Discussion, all earnings per share are “Diluted earnings per share.”  The weighted average number of common shares applicable to diluted earnings per share for the three months and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted average number of common stock - diluted	54,197	53,802	54,179	53,709

The increase in the weighted average number of common shares for both 2008 periods compared with the 2007 periods primarily reflected the issuance of restricted stock and the exercise of stock options, partially offset by common stock repurchases in the first and third quarters of 2008.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 915 active tank barges, of which 43 are leased, and 255 towing vessels, of which 80 are chartered.  The Company uses the United States inland waterway system to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals.  The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade.  Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.

For the 2008 third quarter, the Company reported net earnings of $41,778,000, or $.77 per share, on revenues of $354,647,000, compared with 2007 third quarter net earnings of $34,430,000, or $.64 per share, on revenues of $302,556,000.  For the 2008 first nine months, the Company reported net earnings of $118,759,000, or $2.19 per share, on revenues of $1,033,477,000, compared with 2007 first nine months net earnings of $88,989,000, or $1.66 per share, on revenues of $864,775,000.  The 2008 third quarter and first nine months results included an estimated $.09 per share negative impact from Hurricanes Gustav and Ike.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Hurricane Gustav made landfall between Houma and Morgan City, Louisiana on September 1, creating disruptions to the Company’s Gulf Coast diesel engine services operations, the Company’s four Gulf Coast based offshore barge and tug units, and the inland marine transportation operations in Louisiana.  Hurricane Ike made landfall on September 13 in the Houston/Galveston area as a strong Category 2 hurricane.  Because of Ike’s size and its unpredictable course, much of the Gulf Coast petrochemical and refining capacity was shut down prior to landfall.  Strong winds and a 15 to 20 foot storm surge significantly affected petrochemical and refining plants in the Houston and Port Arthur/Beaumont area, some of which are still not back in operation or are operating at reduced levels.   Additionally, an eight mile stretch of the Gulf Intracoastal Waterway just east of Houston was closed due to obstructions for 11 days after Ike’s landfall, completely stopping movements to and from the Houston area.  Hurricanes Ike and Gustav caused no material damage to the Company’s active tank barge and towboat fleet, but the marine transportation and diesel engine services facilities did incur some damage.

Operating results for the 2008 third quarter also reflected a positive timing impact from falling diesel fuel prices, which declined from an average high of $4.33 per gallon on July 14 to an average of $3.11 per gallon on September 30.  Fuel escalation clauses on all term contracts allow the Company to recover increases in the cost of fuel; however, there is generally a 30 to 90 day delay before contracts are adjusted.  The Company benefited from falling diesel fuel prices as it purchased diesel fuel at a lower price than the higher escalated diesel fuel prices under the terms of the contracts.

Marine Transportation

For the 2008 third quarter and nine months, approximately 81% and 80%, respectively, of the Company’s revenue was generated by its marine transportation segment.  The segment’s customers include many of the major petrochemical and refining companies that operate in the United States.  Products transported include raw materials for many of the end products used widely by businesses and consumers every day – plastics, fiber, paints, detergents, oil additives and paper, among others.  Consequently, the Company’s business tends to mirror the general performance of the United States economy and volumes produced by the Company’s customer base, enhanced by the inherent efficiencies of barge transportation which is generally the lowest cost mode of transportation.

Marine transportation revenue and operating income for the 2008 third quarter increased 19% and 18%, respectively, compared with the 2007 third quarter.  For the 2008 first nine months, marine transportation revenue and operating income increased 22% and 29%, respectively, compared with the 2007 first nine months.  The significantly higher results for both comparable periods reflected continued strong demand for the movement of petrochemical products as term contract customers continued to operate their plants and facilities at high utilization rates until the September hurricanes, thereby resulting in high tank barge utilization.  The black oil market also remained strong, despite some lower refinery utilization.  The refined products market experienced continued softness in the movement of products from the Gulf Coast to the Midwest as a result of lower gasoline demand due to higher gasoline prices.  The agricultural chemical market was strong during the first quarter and a portion of the second quarter until upper Mississippi River flooding in June and July curtailed the traditional spring planting season.  High inventory levels also negatively impacted the third quarter.

Marine transportation revenues for the 2008 third quarter and first nine months benefited from the recovery of higher diesel fuel costs through contract fuel escalation clauses on all term affreightment contracts and time charter contracts.  Fuel escalation clauses recover the cost of fuel when fuel prices rise and give back the cost of fuel when prices decline; however, there is generally a 30 to 90 day delay before contracts are adjusted.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

During the 2008 third quarter and first nine months, approximately 80% of marine transportation revenues were under term contracts and 20% were spot market revenues. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, averaged 56% of the revenues under term contracts during the 2008 third quarter and first nine months.  Rates on term contract renewals, net of fuel, increased during the 2008 third quarter in the 8% to 10% average range and for the first nine months in the 8% to 11% average range, with some contracts increasing by a higher percentage and some by a lower percentage, compared with the same 2007 periods.  Effective January 1, 2008, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts by 5% to 6%, excluding fuel.  For the 2008 third quarter, spot market rates, which include the cost of fuel, increased in the 11% to 13% average range and for the 2008 first nine months in the 11% to 15% average range when compared with the corresponding 2007 periods.

The marine transportation operating margins for the 2008 third quarter and first nine months were 22.7% and 22.0%, respectively, compared with operating margins of 22.9% for the 2007 third quarter and 20.9% for the 2007 first nine months.  Continued strong demand in the petrochemical sector, contract and spot market rate increases, the January 1, 2008 annual escalators on multi-year contracts, increased equipment on time charters which are insulated from revenue fluctuations caused by weather and navigational delays and temporary market declines, and improved operating efficiencies from continued improvement in vessel crewing and operating additional towboats contributed to the higher operating margins for the first nine months of 2008.  The operating margin for the 2008 third quarter was negatively impacted by the two hurricanes and positively impacted by the timing impact from falling diesel fuel prices, both of which are discussed above.

Diesel Engine Services

For the 2008 third quarter and first nine months, approximately 19% and 20%, respectively, of the Company’s revenue was generated by its diesel engine services segment, of which 62% and 63% was generated through service and 38% and 37% from direct parts sales, respectively.  The results of the diesel engine services segment are largely influenced by the economic cycles of the marine, power generation and railroad industries it serves.

The diesel engine services segment’s 2008 third quarter revenue and operating income increased 11% and 12%, respectively, compared with the third quarter of 2007.  For the first nine months of 2008, revenue and operating income increased 10% and 12%, respectively, compared with the first nine months of 2007.  The results were positively impacted from strong engine overhaul and field repair activity and direct parts sales in its medium-speed market, benefiting from a seasonally higher first quarter volume of work for Midwest and Great Lakes marine customers, strong demand from Gulf Coast and Midwest marine customers in the second and third quarters and several large power generation modification projects during the third quarter and first nine months.  The high-speed market, including the acquisition of Saunders in July 2007, experienced continued softness in the Gulf Coast oil services market during the 2008 first nine months, but showed signs of strengthening in the third quarter.  The diesel engine services segment benefited from continued high labor utilization in its medium-speed market, and higher service rates and parts pricing implemented during 2007 and in the 2008 first nine months.

The diesel engine services segment’s operating margin for the 2008 third quarter was 15.7%, a slight increase when compared with 15.5% for the third quarter of 2007.  For the 2008 first nine months, the operating margin was 15.8%, a slight increase when compared with 15.5% for the first nine months of 2007.  The 2008 third quarter and first nine months reflected higher operating margins in the medium-speed markets, the result of strong demand, high labor utilization and stronger pricing, partially offset by lower operating margins in the high-speed markets, the result of softness in the oil service market and lower labor utilization.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2008 first nine months, with net cash provided from operations of $183,448,000, an 18% increase compared to net cash provided from operations for the 2007 first nine months of $155,838,000.  In addition, during the 2008 and 2007 first nine months, the Company generated cash of $8,687,000 and $4,706,000, respectively, from the exercise of stock options.  Cash and borrowings under the revolving credit facility were used for capital expenditures of $141,525,000, including $74,340,000 for new tank barge and towboat construction and $67,185,000 primarily for upgrading the existing marine transportation fleet, $5,436,000 for the acquisitions of ORIX and Lake Charles Diesel, and for purchases of the Company’s common stock totaling $25,901,000.  The Company’s debt-to-capitalization ratio decreased to 23.3% at September 30, 2008 from 27.9% at December 31, 2007, primarily due to the increase in stockholders’ equity attributable to net earnings for the 2008 first nine months of $118,759,000, the exercise of stock options and the issuance of restricted stock, and lower outstanding debt.

The Company projects that capital expenditures for 2008 will be in the $165,000,000 to $175,000,000 range, including approximately $90,000,000 for new tank barge and towboat construction.   The 2008 new construction will consist of 25 barges with a total capacity of 572,000 barrels and five 1800 horsepower towboats.  During the 2008 first nine months, the Company took delivery of 21 new barges with a total capacity of 495,000 barrels and three 1800 horsepower towboats.

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

The Company anticipates that its marine transportation business levels in the 2008 fourth quarter will remain similar to the 2008 third quarter levels prior to Hurricane Ike, assuming that the majority of the petrochemical and refining facilities damaged by Hurricane Ike return to normal operating levels.  Operating conditions are anticipated to deteriorate with the winter weather.  Business levels in the diesel engine services markets are also anticipated to remain favorable, with some improvement in the Gulf Coast oil services market.

Acquisitions

On June 30, 2008, the Company purchased substantially all of the assets of Lake Charles Diesel for $3,636,000 in cash.  Lake Charles Diesel is a Gulf Coast high-speed diesel engine services provider operating factory-authorized full service marine dealerships for Cummins, Detroit Diesel and Volvo engines, as well as an authorized marine dealer for Caterpillar engines in Louisiana. Financing of the acquisition was through the Company’s revolving credit facility.

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

Results of Operations

The Company reported third quarter 2008 net earnings of $41,778,000, or $.77 per share, on revenues of $354,647,000, compared with 2007 third quarter net earnings of $34,430,000, or $.64 per share, on revenues of $302,556,000.   Net earnings for the 2008 first nine months were $118,759,000, or $2.19 per share, on revenues of $1,033,477,000, compared with 2007 first nine months net earnings of $88,989,000, or $1.66 per share, on revenues of $864,775,000.

Two Gulf Coast hurricanes during the 2008 third quarter negatively impacted the financial results.  Hurricane Gustav, which made landfall between Houma and Morgan City, Louisiana on September 1, resulted in the closure for several days of the Gulf Intracoastal Waterway in Louisiana, the closure of the Company’s Gulf Coast diesel engine services operations for several days, as well as disruptions to the Company’s four offshore barge and tug units that operates under contracts transporting coal from New Orleans, Louisiana to Tampa, Florida with the backhaul of limestone rock from Tampa to Mobile, Alabama.  Hurricane Ike made landfall on September 13 in the Houston/Galveston area as a strong Category 2 hurricane.  Because of Ike’s size and its unpredictable course, much of the Gulf Coast petrochemical and refining capacity was shut down prior to landfall.  Strong winds and a 15 to 20 foot storm surge significantly affected petrochemical and refining plants in the Houston and Port Arthur/Beaumont area, some of which are still not back in operation or are operating at reduced levels.   Additionally, an eight mile stretch of the Gulf Intracoastal Waterway between the Houston Ship Channel and Port Arthur, Texas was closed due to obstructions in the waterway for 11 days after Ike’s landfall, completely stopping movements to and from the Houston area.  Hurricanes Ike and Gustav caused no material damage to the Company’s active tank barge and towboat fleet, but the marine transportation and diesel engine services facilities did incur some damage. The Company estimates that the negative impact of the hurricanes on the 2008 third quarter and first nine months results was $.09 per share.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2008 third quarter compared with the third quarter of 2007, the first nine months of 2008 compared with the first nine months of 2007 and the percentage of total revenues contributed by each segment for the comparable periods (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2008	%	2007	%	2008	%	2007	%
Marine transportation	$286,880	81%	$241,329	80%	$830,014	80%	$680,139	79%
Diesel engine services	67,767	19	61,227	20	203,463	20	184,636	21
	$354,647	100%	$302,556	100%	$1,033,477	100%	$864,775	100%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways.  As of September 30, 2008, the Company operated 915 active inland tank barges, with a total capacity of 17.5 million barrels, compared with 913 active inland tank barges at September 30, 2007, with a total capacity of 17.3 million barrels.   The Company operated an average of 255 active inland towing vessels during the 2008 third quarter and 258 during the first 2008 nine months compared with an average of 255 during the 2007 third quarter and 252 during the 2007 first nine months.  The marine transportation segment also owns and operates four offshore dry-bulk barge and tug units engaged in the offshore transportation of dry-bulk cargoes.  The segment also owns a two-thirds interest in Osprey Line, L.L.C., operator of a barge feeder service for cargo containers between Houston and New Orleans, as well as several ports located above Baton Rouge on the Mississippi River.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2008 compared with the three months and nine months ended September 30, 2007 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
Marine transportation revenues	$286,880	$241,329	19%	$830,014	$680,139	22%

Costs and expenses:
Costs of sales and operating expenses	173,249	143,232	21	507,083	411,299	23
Selling, general and administrative	24,477	20,925	17	68,382	61,796	11
Taxes, other than on income	3,318	3,020	10	9,741	8,901	9
Depreciation and amortization	20,811	18,939	10	62,113	56,200	11
	221,855	186,116	19	647,319	538,196	20
Operating income	$65,025	$55,213	18%	$182,695	$141,943	29%

Operating margins	22.7%	22.9%		22.0%	20.9%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first nine months of 2008, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2008 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	66%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer Goods, Automobiles, Housing, Textiles

Black Oil Products	18%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	10%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	6%	Anhydrous Ammonia, Nitrogen- Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine transportation revenues for the 2008 third quarter and first nine months increased 19% and 22%, respectively, compared with the corresponding 2007 periods, reflecting continued strong demand in the majority of its markets, the recovery of higher diesel fuel costs, the increased equipment on time charters, 2007 year and 2008 first nine months contract and spot market rate increases, and labor and producer price index escalators effective January 1, 2008 on multi-year contracts.  The 2008 third quarter and first nine months were negatively impacted by Hurricanes Gustav and Ike, more fully described above.

The petrochemical market, the Company’s largest market, contributed 66% of the marine transportation revenue for the 2008 first nine months.  During the 2008 third quarter and first nine months, the demand for the movement of petrochemical products remained strong, with term contract customers continuing to operate their plants and facilities at high utilization rates until the September hurricanes, resulting in high tank barge utilization.  The black oil products market contributed 18% of the 2008 first nine months marine transportation revenue reflecting strong demand in the first quarter, some softness in the second quarter and improved demand in the third quarter.  Refined petroleum products contributed 10% of 2008 first nine months marine transportation revenue, experiencing continued softness in the movement of products from the Gulf Coast to the Midwest, driven by higher gasoline prices and resulting lower gasoline demand, but benefiting from more Gulf Intracoastal Waterway movements.  The agricultural chemical market, which contributed 6% of 2008 first nine months marine transportation revenue, was unseasonably strong during the first quarter in advance of the traditional spring planting season, remained strong during the first two months of the second quarter until upper Mississippi River flooding in June and July curtailed the traditional spring planting season.  High Midwest inventory levels negatively impacted the third quarter.

 The marine transportation segment operated an average of 255 towboats during the 2008 third quarter and 258 during the first nine months compared with 255 during the 2007 third quarter and 252 during the 2007 first nine months.  The Company continued to make progress in the crewing of its towboats as essentially all Company owned towboats were fully crewed during the 2008 third quarter and first nine months.

For the third quarter of 2008, the marine transportation segment incurred 1,429 delay days, compared with 2007 third quarter delay days of 1,444.  For the 2008 first nine months, 6,341 delay days occurred, 8% higher than the 5,846 delay days that occurred in the 2007 first nine months.  Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock congestion and other navigational factors.  The 2008 third quarter delay days do not reflect the lost time incurred during Hurricane Ike as the Houston and Port Arthur/Beaumont area petrochemical and refining facilities closed in advance of the hurricane and, due to lack of power or facility damage, did not reopen until several days after the hurricane and in some cases still have not reopened or are operating at reduced levels.  Excluding the hurricanes, delay days for the 2008 first nine months reflected ice and high water conditions in the Midwest and frontal systems along the Gulf Coast in the first quarter, high water conditions throughout the Mississippi River System during the majority of the 2008 second quarter and favorable operating conditions during July and August 2008 compared with the 2007 first nine months which reflected milder winter weather conditions and more normal water levels.  The delay days recorded in the 2008 second quarter did not reflect the slower transit times caused by weather issues and high water conditions, which in some cases, resulted in the deployment of additional towboats in order to meet customer delivery schedules.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

During the 2008 third quarter and first nine months, approximately 80% of marine transportation revenues were under term contracts and 20% were spot market revenues, compared with a 75% term contract and 25% spot market mix for the 2007 first six months and 80% contract and 20% spot market mix for the 2007 third quarter.  Time charters, which insulate the Company from revenue fluctuations caused by winter weather and navigational delays and temporary market declines, averaged 56% of the revenues under term contracts during the 2008 third quarter and first nine months.   The increase in the term contract percentage was attributable to heavier demand for transportation services by the Company’s term contract customers.  The 80% contract and 20% spot market mix provides the Company with a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands.  Rates on term contract renewals, net of fuel, increased during the 2008 third quarter in the 8% to 10% average range and for the first nine months in the 8% to 11% average range, primarily the result of continued strong industry demand and high utilization of tank barges, when compared with the 2007 third quarter and first nine months.  Spot market rates, which include fuel, increased in the 11% to 13% range for the 2008 third quarter and for the first nine months increased in the 11% to 15% range when compared with the 2007 third quarter and first nine months.   Effective January 1, 2008, escalators for labor and the producer price index on a number of multi-year contracts increased rates on those contracts by 5% to 6%.

Marine Transportation Costs and Expenses

Costs and expenses for the 2008 third quarter and first nine months increased 19% and 20%, respectively, compared with the corresponding periods 2007 periods, primarily reflecting the higher costs and expenses associated with increased marine transportation demand noted above.

Costs of sales and operating expenses for the 2008 third quarter and first nine months increased 21% and 23%, respectively, compared with the third quarter and first nine months of 2007, reflecting increased salaries and related expenses, additional expenses associated with the increased demand, additional towboats being operated, higher maintenance expenditures, increased rates for chartered towboats and the costs and damages of Hurricanes Gustav and Ike.  The significantly higher price of diesel fuel consumed, as noted below, resulted in higher fuel costs during the 2008 third quarter and first nine months.

During the 2008 third quarter, the Company consumed 11.6 million gallons of diesel fuel compared with 13.6 million gallons consumed during the 2007 third quarter.  For the 2008 first nine months, the Company consumed 37.0 million gallons of diesel fuel compared with 40.0 million gallons consumed during the 2007 first nine months.  The lower fuel consumption for the 2008 third quarter and first nine months was a reflection of less activity along the Gulf Coast in preparation for, during and after Hurricanes Gustav and Ike, and less refined products and agricultural chemical movements into the Midwest from the Gulf Coast, as discussed above.  The average price per gallon of diesel fuel consumed during the 2008 third quarter was $3.99, an increase of 81% compared with $2.21 per gallon for the third quarter of 2007, and $3.40 per gallon for the 2008 first nine months, a 73% increase when compared with $1.96 per gallon for the 2007 first nine months.  Fuel escalation clauses that allow the Company to recover increases in the cost of fuel are included in all term contracts; however, there is generally a 30 to 90 day delay before contracts are adjusted.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Selling, general and administrative expenses for the 2008 third quarter and first nine months increased 17% and 11%, respectively, compared with the corresponding 2007 periods.  The increases primarily were a result of higher employee incentive compensation accruals and January 1, 2008 salary increases and related expenses.  The 2008 third quarter also included an increase in the allowance for doubtful accounts primarily for a customer who filed for bankruptcy.

Taxes, other than on income, for the 2008 third quarter and first nine months increased 10% and 9%, respectively, compared with the corresponding periods of 2007, primarily the reflection of higher property taxes.

Depreciation and amortization for the 2008 third quarter and first nine months increased 10% and 11%, respectively, compared with the corresponding periods of 2007.  The increases were primarily attributable to increased capital expenditures, including new tank barges and towboats, and the acquisitions in 2007 and 2008 of marine equipment that was previously leased.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2008 third quarter increased 18% compared with the 2007 third quarter.  For the 2008 first nine months, the segment’s operating income increased 29% compared with the first nine months of 2007.  The marine transportation operating margin for the 2008 third quarter was 22.7% compared with 22.9% for the third quarter of 2007 and 22.0% for the 2008 first nine months compared with 20.9% for the 2007 first nine months.  Continued strong demand in the majority of the segment’s markets, higher term contract and spot market pricing, the January 1, 2008 escalators on numerous multi-year contracts, operating efficiencies from continued improvement in vessel crewing and operating additional towboats and the increased percentage of time charters which protects revenues from navigational and weather delays and temporary market declines, had a positive impact on the operating income and operating margin.  Partially offsetting these positive factors was the loss of revenue and additional operating expenses associated with Hurricanes Gustav and Ike, as noted above.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2008 compared with the three months and nine months ended September 30, 2007 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
Diesel engine services revenues	$67,767	$61,227	11%	$203,463	$184,636	10%

Costs and expenses:
Costs of sales and operating expenses	47,626	43,106	10	142,397	131,246	8
Selling, general and administrative	8,164	7,358	11	24,506	21,080	16
Taxes, other than on income	229	203	13	757	638	19
Depreciation and amortization	1,121	1,085	3	3,715	2,976	25
	57,140	51,752	10	171,375	155,940	10
Operating income	$10,627	$9,475	12%	$32,088	$28,696	12%

Operating margins	15.7%	15.5%		15.8%	15.5%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company, the revenue distribution for the first nine months of 2008 and the customers for each market:

Markets Serviced	2008 Nine Months Revenue Distribution	Customers
Marine	74%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers

Power Generation	18%	Standby Power Generation, Pumping Stations

Railroad	8%	Passenger (Transit Systems), Class II Shortline, Industrial

Diesel engine services revenues for the 2008 third quarter and first nine months increased 11% and 10%, respectively, compared with the corresponding periods of 2007.  The results were positively impacted by strong engine overhaul and field repair activity and direct parts sales in its medium-speed market, benefiting from a seasonally higher first quarter volume of work for Midwest and Great Lakes marine customers, strong demand from Gulf Coast and Midwest marine customers in the second and third quarters and several large power generation modification projects during the 2008 third quarter and first nine months.  The high-speed market, including the acquisition of Saunders in July 2007, experienced continued softness in the Gulf Coast oil services market during the 2008 first nine months, but showed signs of strengthening in the third quarter.  In addition, the segment benefited from higher service rates and parts pricing implemented in both its medium-speed and high-speed markets during 2007 and the first nine months of 2008.  The segment was negatively impacted by Hurricane Gustav in early September 2008, which resulted in the closure of the segment’s Gulf Coast facilities for several days, as well as customer facilities and operations in the path of the hurricane.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2008 third quarter and first nine months increased 10% compared with the corresponding periods of 2007.  The increase in costs of sales and operating expenses reflected the higher service and parts sales activity noted above, as well as increases in salaries and other related benefit expenses effective January 1, 2008.  Selling, general and administrative expenses also reflected increased salaries and related benefit expenses effective January 1, 2008.  The increase in each cost and expense category was also attributable to the Saunders acquisition in July 2007.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2008 third quarter and first nine months increased 12% compared with the 2007 corresponding periods.  The improved operating income primarily reflected continued strong medium-speed service activity and direct parts sales in the majority of its markets, continued high labor utilization in its medium-speed market, and higher service rates and parts pricing implemented during 2007 and the 2008 first nine months, partially offset by continued softness in its Gulf Coast high-speed market, primarily the Gulf Coast oil service market, and the negative impact of Hurricane Gustav as noted above.  The operating margin for the 2008 third quarter was 15.7%, a slight increase when compared with 15.5% for the third quarter of 2007, and 15.8% for the 2008 first nine months, a slight increase when compared with 15.5% for the 2007 first nine months.  The 2008 third quarter and first nine months reflected higher operating margins in the medium-speed markets, the result of strong demand, high labor utilization and stronger pricing, partially offset by lower operating margins in the high-speed markets, due to softness in the oil service market and lower labor utilization.

General Corporate Expenses

General corporate expenses for the 2008 third quarter were $3,886,000, 13% higher than the third quarter of 2007.  For the first nine months of 2008, general corporate expenses were $10,815,000, a 13% increase compared with the first nine months of 2007.  The increases in both 2008 comparable periods primarily reflected increases in salaries and related expenses effective January 1, 2008 and higher employee incentive compensation accruals.

Loss (Gain) on Disposition of Assets

The Company reported a net loss on disposition of assets of $166,000 for the 2008 third quarter compared with a net gain on disposition of assets of $30,000 for the 2007 third quarter.  For the 2008 first nine months, the Company reported a net gain on disposition of assets of $276,000 compared with a net loss on disposition of assets of $531,000 for the first nine months of 2007.  The net gain and loss were predominantly from the sale of retired marine equipment.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Other Expenses

The following table sets forth other expense and interest expense for the three months and nine months ended September 30, 2008 compared with the three months and nine months ended September 30, 2007 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change

Other expense	$(515)	$(252)	104%	$(1,101)	$(457)	141%
Interest expense	$(3,375)	$(5,236)	(36)%	$(10,665)	$(15,826)	(33)%

Interest Expense

Interest expense for the 2008 third quarter and first nine months decreased 36% and 33%, respectively, compared with the third quarter and first nine months of 2007, primarily the result of lower average debt levels and lower average interest rates.  The average debt and average interest rate for the 2008 and 2007 third quarters, including the effect of interest rate collar and swaps, were $269,666,000 and 5.0%, and $349,226,000 and 5.9%, respectively.  For the first nine months of 2008 and 2007, the average debt and average interest rate, including the effect of interest rate collar and swaps, were $281,858,000 and 5.1%, and $357,075,000 and 5.9%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of September 30, 2008 were $1,542,633,000, an 8% increase compared with $1,430,475,000 as of December 31, 2007.  The following table sets forth the significant components of the balance sheet as of September 30, 2008 compared with December 31, 2007 (dollars in thousands):

	September 30,	December 31,
	2008	2007	% Change
Assets:
Current assets	$302,022	$267,343	13%
Property and equipment, net	984,406	906,098	9
Goodwill, net	230,730	229,292	1
Other assets	25,505	27,742	(8)
	$1,542,663	$1,430,475	8%
Liabilities and stockholders’ equity:
Current liabilities	$193,442	$191,420	1%
Long-term debt – less current portion	267,923	296,015	(9)
Deferred income taxes	148,755	130,899	14
Minority interests and other long-term liabilities	46,427	42,311	10
Stockholders’ equity	886,116	769,830	15
	$1,542,663	$1,430,475	8%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Current assets as of September 30, 2008 increased 13% compared with December 31, 2007, primarily reflecting a 14% increase in trade accounts receivable due to increased marine transportation and diesel engine services revenues related to higher business activity levels, and a 158% increase in other receivables, primarily the result of a higher 2008 third quarter estimated federal tax payment than necessary, based on estimates prior to the losses incurred from the hurricanes noted above and before a larger tax deduction from a higher anticipated pension contribution was known.  These increases were partially offset by a 5% decrease in inventory - finished goods as increased inventory purchases in the 2007 fourth quarter were utilized in 2008 first quarter service projects.

Property and equipment, net of accumulated depreciation, at September 30, 2008 increased 9% compared with December 31, 2007.  The increase reflected $141,525,000 of capital expenditures for the 2008 first nine months, more fully described under Capital Expenditures below, the fair value of the equipment and property acquired in the Lake Charles Diesel and ORIX acquisitions of $1,922,000, less $64,692,000 of depreciation expense for the first nine months of 2008 and $447,000 of property disposals during the 2008 first nine months.

Current liabilities as of September 30, 2008 increased 1% compared with December 31, 2007.  Accrued liabilities increased 6%, primarily from employee incentive compensation accrued during the 2008 first nine months and higher marine and medical insurance claims, partially offset by the payment during the 2008 first nine months of employee incentive compensation accrued during 2007.

Long-term debt, less current portion, as of September 30, 2008 decreased 9% compared with December 31, 2007.  During the 2008 first nine months, the Company had net cash provided by operating activities of $183,448,000 and proceeds from the exercise of stock options of $8,687,000, partially offset by capital expenditures of $141,525,000.  The Company also spent $5,436,000 on the Lake Charles Diesel and ORIX acquisitions and $25,901,000 on treasury stock purchases.

Deferred income taxes as of September 30, 2008 increased 14% compared with December 31, 2007.  The increase was primarily due to the 2008 first nine months deferred tax provision of $19,226,000, partially offset by the recording of a deferred tax asset related to the Company’s equity compensation plans.  The higher deferred tax provision was primarily due to bonus tax depreciation on qualifying expenditures due to the Economic Stimulus Act of 2008.

Stockholders’ equity as of September 30, 2008 increased 15% compared with December 31, 2007.  The increase was the result of $118,759,000 of net earnings for the first nine months of 2008, an increase in additional paid-in capital of $11,623,000, an increase of $1,175,000 in accumulated other comprehensive income, partially offset by an increase in treasury stock of $15,271,000.  The increase in additional paid-in capital was attributable to the exercise of stock options and the issuance of restricted stock.  The increase in accumulated other comprehensive income primarily resulted from the net change in fair value of interest rate collar and swap agreements, net of taxes, more fully described under Long-Term Financing below, and the change in unrecognized losses related to the Company’s benefit plans.  The increase in treasury stock was attributable to the purchase during the 2008 first and third quarters of $25,901,000 of Company common stock, partially offset by the exercise of stock options and the issuance of restricted stock during the 2008 first nine months.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Long-Term Financing

The Company has a $250,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank, with a maturity date of June 14, 2011.  The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment.  The unsecured Revolving Credit Facility has a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) that varies with the Company’s senior debt rating and the level of debt outstanding.  As of September 30, 2008, the Company had $67,840,000 of borrowings outstanding under the Revolving Credit Facility.  The average borrowing under the Revolving Credit Facility during the 2008 third quarter and first nine months was $68,336,000 and $80,016,000, respectively, computed by averaging the daily balance.  The weighted average interest rate was 3.0% and 3.4%, respectively, for the 2008 third quarter and first nine months, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing.  The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit, of which $1,294,000 was outstanding as of September 30, 2008.  The Company was in compliance with all Revolving Credit Facility covenants as of September 30, 2008.

The Company has $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013.  The 2005 Senior Notes pay interest quarterly at a rate equal to the LIBOR plus a margin of 0.5%.  The 2005 Senior Notes are callable, at the Company’s option, at par.  No principal payments are required until maturity in February 2013.  As of September 30, 2008, $200,000,000 was outstanding under the 2005 Senior Notes and the average interest rate for the 2008 third quarter and first nine months was 3.3% and 3.9%, respectively.  The Company was in compliance with all 2005 Senior Notes covenants at September 30, 2008.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2009.  The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued.  The Company did not have any borrowings outstanding under the Credit Line as of September 30, 2008.  Outstanding letters of credit under the Credit Line were $527,000 as of September 30, 2008.

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements.  The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings.  As of September 30, 2008, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional amount	Effective date	Termination date	Fixed pay rate	Receive rate
$ 50,000	April 2004	May 2009	4.00%	Three-month LIBOR
$ 100,000	March 2006	February 2013	5.45%	Three-month LIBOR

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

On November 4, 2008, the Company entered into two interest rate swap agreements in a total notional amount of $50,000,000 with a fixed rate of 3.5% for the purpose of extending an existing hedge of its exposure to interest rate fluctuations on floating rate interest payments on the Company’s variable rate senior notes.  The term of the two new swap agreements starts on November 28, 2008, which is the maturity date of an interest rate collar with the same total notional amount of $50,000,000, and ends on February 28, 2013, the maturity date of the Company’s variable rate senior notes.  The swap agreements effectively convert the Company’s interest rate obligation on a portion of the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments.  The swap agreements are designated as cash flow hedges for the Company’s variable rate senior notes.

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2008 and 2007 first nine months.  At September 30, 2008, the fair value of the interest rate collar and swap agreements was $6,608,000, of which $488,000 was recorded as other accrued liabilities for the collar and swap agreements maturing within the next twelve months and $418,000 and $6,538,000 were recorded as other assets and other long-term liabilities, respectively, for swap maturities greater than twelve months.  At September 30, 2007, the fair value of the interest rate collar and swap agreements was $2,624,000, of which $506,000 and $3,130,000 were recorded as other assets and other long-term liabilities respectively, for swap maturities greater than twelve months.  The Company has recorded in interest expense, net losses related to the interest rate collar and swap agreements of $1,074,000 and $178,000 for the three months ended September 30, 2008 and 2007, respectively, and $2,307,000 and $478,000 for the nine months ended September 30, 2008 and 2007, respectively.  Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt.  The Company anticipates $968,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates.  Fair value amounts were derived as of September 30, 2008 and 2007 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments.

Capital Expenditures

Capital expenditures for the 2008 first nine months were $141,525,000, of which $74,340,000 was for construction of new tank barges and towboats, and $67,185,000 was primarily for upgrading of the existing marine transportation fleet.  Capital expenditures for the 2007 first nine months were $123,027,000, of which $57,033,000 was for construction of new tank barges and towboats, and $65,994,000 was primarily for upgrading of the existing marine transportation fleet.  Financing of the construction of the new tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

A summary of the new tank barge construction follows:

	No. of	Total	Expended					Placed In Service
Contract Date	Barges	Capacity	2006	2007	2008	Total		2006	2007	2008*	2009*
			($ in millions)					(Barrels in thousands)

June 2004	11	311,000	$.1	$—	$—	$24.7		—	—	—	—
July 2004	7	199,000	.2	—	—	15.0		28	—	—	—
November 2004	20	221,000	1.4	—	—	23.3		—	—	—	—
July 2005	10	285,000	11.6	4.3	—	19.6		171	114	—	—
July 2005	13	368,000	28.4	—	—	28.4		368	—	—	—
March 2006	12	347,000	2.4	28.0	—	30.4		—	347	—	—
April 2006	8	226,000	1.4	9.9	5.5	17.5	Est.	—	85	141	—
June 2006	2	21,000	1.8	.9	—	2.7		—	21	—	—
October 2006	6	66,000	1.7	6.2	.4	8.3		—	44	22	—
February 2007	1	19,000	—	2.9	—	2.9		—	19	—	—
February 2007	12	340,000	—	—	36.3	36.3		—	—	340	—
August 2007	6	69,000	—	2.2	7.0	9.5	Est.	—	—	69	—
December 2007	2	21,000	—	—	1.6	2.9	Est.	—	—	—	21
January 2008	14	322,000	—	—	—	37.7	Est.	—	—	—	322
March 2008	2	56,000	—	—	—	6.7	Est.	—	—	—	56
April 2008	6	63,000	—	—	1.9	10.8	Est.	—	—	—	63
May 2008	5	104,000	—	—	8.6	29.0	Est.	—	—	—	104
May 2008	6	168,000	—	—	1.6	16.4	Est.	—	—	—	168
August 2008	15	420,000	—	—	—	41.7	Est.	—	—	—	420
_________
* Based on current or expected construction schedule

A summary of the new towboat construction follows:

Contract	No. of			Expended					Placed in Service
Date	Towboats	Horsepower	Market	2006	2007	2008	Total		2006	2007	2008	*	2009	*
				($ in millions)
Dec. 2005	4	2100	River	$6.8	$4.9	$—	$14.9		1	3	—		—
Aug. 2006	4	1800	Canal	2.8	7.0	3.3	13.1		—	1	3		—
Mar. 2007	4	1800	Canal	—	1.2	6.1	14.9	Est.	—	—	2		2
June 2007	2	1800	Canal	—	.3	1.1	7.4	Est.	—	—	—		2
Aug. 2007	2	1800	Canal	—	.1	.9	7.4	Est.	—	—	—		2
____________
* Based on current or expected construction schedule

Funding for future capital expenditures and new barge and towboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

During the 2008 first and third quarters, the Company purchased in the open market 643,000 shares of common stock at a total purchase price of $25,901,000, for an average price of $40.28 per share.  During October 2008, the Company purchased an additional 194,400 shares of common stock at a total purchase price of $7,476,000, for an average price of $38.46 per share.  As of November 6, 2008, the Company had 1,420,000 shares remaining under its existing repurchase authorization.  Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility.  The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions.  When purchasing its common stock, the Company is subject to price, trading volume and other market considerations.  Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Liquidity

The Company generated net cash provided by operating activities of $183,448,000 during the nine months ended September 30, 2008, 18% higher than the $155,838,000 generated during the nine months ended September 30, 2007.  The 2008 first nine months experienced a larger net decrease in cash flows from changes in operating assets and liabilities than the first nine months of 2007 primarily due to a larger increase in receivables in 2008 versus 2007, the result of stronger business activity levels, and increased revenues due to fuel cost recovery, increases in prepaid fuel inventory due to the increase in fuel prices in the 2008 first nine months and larger employee incentive compensation payments in the 2008 first nine months versus the 2007 first nine months.  In addition, the 2008 third quarter estimated federal tax payment was higher than necessary based on estimates prior to the losses incurred with the hurricanes and before a larger tax deduction from a higher anticipated pension contribution was known.

Funds generated from operating activities were used for acquisitions, capital expenditure projects, treasury stock repurchases, repayments of borrowings associated with each of the above and other operating requirements.  In addition to net cash flow provided by operating activities, the Company also had available as of November 5, 2008, $187,706,000 under its Revolving Credit Facility and $4,473,000 under its Credit Line.

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

The credit markets are currently undergoing significant volatility.  Many financial institutions have recently experienced liquidity concerns, prompting government intervention to mitigate pressure on the credit markets. The Company’s material exposure to the current credit market crisis includes its $250,000,000 Revolving Credit Facility, 2005 Senior Notes of $200,000,000 and counterparty performance risks related to its interest rate collar and swap agreements.

The Revolving Credit Facility’s commitment is in the amount of $250,000,000 and expires June 14, 2011.  As of September 30, 2008, the Company had $180,866,000 available under the Revolving Credit Facility.  Future extensions of the Revolving Credit Facility may contain terms that are less favorable than those of the current Revolving Credit Facility should current credit market volatility be prolonged for several years.  The 2005 Senior Notes of $200,000,000 do not mature until 2013 and require no prepayments.  Bond and private placement markets have been negatively impacted, which has resulted in more restrictive access by issuers and higher costs.  While the Company currently has no plans to access the bond market, should the Company decide to do so in the near term the terms, size and cost of a new debt issue could be less favorable.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Current market conditions also elevate the concern over counterparty risks related to the Company’s interest rate collar and swap agreements used to hedge the Company’s exposure to fluctuating interest rates.  The counterparties to these contracts are investment grade rated commercial banks.  The Company may not realize the benefit of some of its hedges should one of these financial counterparties not perform.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business.  The aggregate notional value of these instruments was $8,669,000 at September 30, 2008, including $5,481,000 in letters of credit and debt guarantees, and $3,188,000 in performance bonds.  All of these instruments have an expiration date within three years.  The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements.  The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings.  As of September 30, 2008, the Company had a total notional amount of $150,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional amount	Effective date	Termination date	Fixed pay rate	Receive rate
$ 50,000	April 2004	May 2009	4.00%	Three-month LIBOR
$ 100,000	March 2006	February 2013	5.45%	Three-month LIBOR

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

On November 4, 2008, the Company entered into two interest rate swap agreements in a total notional amount of $50,000,000 with a fixed rate of 3.5% for the purpose of extending an existing hedge of its exposure to interest rate fluctuations on floating rate interest payments on the Company’s variable rate senior notes.  The term of the two new swap agreements starts on November 28, 2008, which is the maturity date of an interest rate collar with the same total notional amount of $50,000,000, and ends on February 28, 2013, the maturity date of the Company’s variable rate senior notes.  The swap agreements effectively convert the Company’s interest rate obligation on a portion of the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments.  The swap agreements are designated as cash flow hedges for the Company’s variable rate senior notes.

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in the 2008 and 2007 first nine months.  At September 30, 2008, the fair value of the interest rate collar and swap agreements was $6,608,000, of which $488,000 was recorded as other accrued liabilities for the collar and swap agreements maturing within the next twelve months and $418,000 and $6,538,000 were recorded as other assets and other long-term liabilities, respectively, for swap maturities greater than twelve months.  At September 30, 2007, the fair value of the interest rate collar and swap agreements was $2,624,000, of which $506,000 and $3,130,000 were recorded as other assets and other long-term liabilities respectively, for swap maturities greater than twelve months.  The Company has recorded in interest expense, net losses related to the interest rate collar and swap agreements of $1,074,000 and $178,000 for the three months ended September 30, 2008 and 2007, respectively, and $2,307,000 and $478,000 for the nine months ended September 30, 2008 and 2007, respectively.  Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt.  The Company anticipates $968,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates.  Fair value amounts were derived as of September 30, 2008 and 2007 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments.

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
Dated:    November 6, 2008