Form 10-K
period 2008-12-31
KIRBY CORP
filed 2009-02-27
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file no. 1-7615
Kirby Corporation
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	74-1884980 (I.R.S. Employer Identification No.)

55 Waugh Drive, Suite 1000 Houston, Texas (Address of principal executive offices)	77007 (Zip Code)

Registrant’s telephone number, including area code:
(713) 435-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock — $.10 Par Value Per Share	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by nonaffiliates of the registrant as of June 30, 2008, based on the closing sales price of such stock on the New York Stock Exchange on June 30, 2008 was $2,464,875,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of February 27, 2009, 53,774,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held April 28, 2009, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

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

The Company’s diesel engine services segment is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and reduction gears, and related parts sales in three distinct markets: the marine market, providing aftermarket service for vessels powered by diesel engines utilized in the various inland and offshore marine industries; the power generation market, providing aftermarket service for diesel engines that provide standby, peak and base load power generation for users of industrial reduction gears and for standby generation components of the nuclear industry; and the railroad market, providing aftermarket service and parts for shortline, industrial, Class II and certain transit railroads.

The Company and its marine transportation and diesel engine services segments have approximately 3,100 employees, all of whom are in the United States.

The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the principal activities of the Company for the years indicated (in thousands):

	2008	2007	2006

Revenues from unaffiliated customers:
Marine transportation	$1,095,475	$928,834	$807,216
Diesel engine services	264,679	243,791	177,002

Consolidated revenues	$1,360,154	$1,172,625	$984,218

Operating profits:
Marine transportation	$244,866	$196,112	$153,225
Diesel engine services	39,587	37,948	26,374
General corporate expenses	(14,099)	(12,889)	(11,665)
Gain (loss) on disposition of assets	142	(383)	1,436

	270,496	220,788	169,370
Equity in earnings of marine affiliates	134	266	707
Other expense	(649)	(221)	(116)
Minority interests	(1,305)	(717)	(558)
Interest expense	(14,064)	(20,284)	(15,201)

Earnings before taxes on income	$254,612	$199,832	$154,202

Identifiable assets:
Marine transportation	$1,289,689	$1,199,869	$1,047,264
Diesel engine services	208,993	213,062	205,281

	1,498,682	1,412,931	1,252,545
Investment in marine affiliates	2,056	1,921	2,264
General corporate assets	25,360	15,623	16,310

Consolidated assets	$1,526,098	$1,430,475	$1,271,119

MARINE TRANSPORTATION

The marine transportation segment is primarily a provider of transportation services by barge for the inland and offshore markets. As of February 27, 2009, the equipment owned or operated by the marine transportation segment consisted of 914 active inland tank barges, 234 active inland towboats, four offshore dry-cargo barges, four offshore tugboats and one offshore shifting tugboat with the following specifications and capacities:

	Number	Average age	Barrel
Class of equipment	in class	(in years)	capacities

Inland tank barges:
Active:
Regular double hull:
20,000 barrels and under	407	27.1	4,742,000
Over 20,000 barrels	411	18.3	11,208,000
Specialty double hull	87	33.9	1,281,000
Single hull:
Double side single bottom	2	27.6	36,000
20,000 barrels and under	2	47.6	34,000
Over 20,000 barrels	5	33.4	158,000

Total active inland tank barges	914	23.9	17,459,000

Inactive	73	35.4	1,284,000

Inland towboats:
Active (owned and chartered):
Less than 800 horsepower	1	40.0
800 to 1300 horsepower	111	31.5
1400 to 1900 horsepower	75	28.8
2000 to 2400 horsepower	18	19.3
2500 to 3200 horsepower	18	36.8
3300 to 4900 horsepower	8	32.6
Greater than 5000 horsepower	2	36.0
Spot charters (chartered trip to trip)	1	—

Total active inland towboats	234	30.3

Inactive	4	26.2

			Deadweight
			Tonnage

Offshore dry-cargo barges	4	28.9	70,000

Offshore tugboats and shifting tugboat	5	31.7

The 234 active inland towboats, four offshore tugboats and one offshore shifting tugboat provide the power source and the 914 active inland tank barges and four offshore dry-cargo barges provide the freight capacity. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to 25 tank barges, depending upon the horsepower of the towboat, the river or canal capacity and conditions, and customer requirements. The Company’s offshore tows consist of one tugboat and one dry-cargo barge.

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

Based on cost and safety, inland barge transportation is often the most efficient and safest means of transporting bulk commodities compared with railroads and trucks. The cargo capacity of a 90,000 barrel three barge tow is the equivalent of 150 railroad tank cars or 470 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 260 railroad tank cars or approximately 825 tractor-trailer tank trucks. The 260 railroad tank cars would require a freight train approximately 2 3/4 miles long and the 825 tractor-trailer tank trucks would stretch approximately 35 miles, assuming a safety margin of 150 feet between the trucks. The Company’s active tank barge fleet capacity of 17.5 million barrels equates to approximately 29,200 railroad tank cars or approximately 91,200 tractor-trailer tank trucks. In addition, studies comparing inland water transportation to railroads and trucks have proven shallow draft water transportation to be the most energy efficient and environmentally friendly method of moving bulk materials. One ton of bulk product can be carried 576 miles by inland barge on one gallon of fuel, compared with 413 miles by railroad or 155 miles by truck.

Inland barge transportation is also one of the safest modes of transportation in the United States. It generally involves less urban exposure than railroad or truck. It operates on a system with few crossing junctures and in areas relatively remote from population centers. These factors generally reduce both the number and impact of waterway incidents.

Inland Tank Barge Industry

The Company’s marine transportation segment operates within the United States inland tank barge industry, a diverse and independent mixture of large integrated transportation companies and small operators, as well as captive fleets owned by United States refining and petrochemical companies. The inland tank barge industry provides marine transportation of bulk liquid cargoes for customers and, in the case of captives, for their own account, along the Mississippi River and its tributaries and the Gulf Intracoastal Waterway. The most significant markets in this industry include the transportation of petrochemicals, black oil products, refined petroleum products and agricultural chemicals. The Company operates in each of these markets. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of United States refineries and petrochemical facilities on navigable inland waterways. Texas and Louisiana currently account for approximately 80% of the United States production of petrochemicals. Much of the United States farm belt is likewise situated with access to the inland waterway system, relying on marine transportation of farm products, including agricultural chemicals. The Company’s principal distribution system encompasses the Gulf Intracoastal Waterway from Brownsville, Texas, to St. Marks, Florida, the Mississippi River System and the Houston Ship Channel. The Mississippi River System includes the Arkansas, Illinois, Missouri, Ohio, Red, Tennessee, Yazoo, Ouachita and Black Warrior Rivers and the Tennessee-Tombigbee Waterway.

The number of tank barges that operate on the inland waterways of the United States declined from approximately 4,200 in 1982 to approximately 2,900 in 1993, remained relatively constant at 2,900 until 2002, decreased to 2,750 from 2002 through 2006 and increased to approximately 3,050 by the end of 2008. The Company believes the decrease from 4,200 in 1982 to 2,750 in 2006 primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government regulations and programs supporting the many new small refineries and a proliferation of oil traders which created a strong demand for tank barge services; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets. The cost of tank barge hull work for required periodic United States Coast Guard (“USCG”) certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. The increase from 2,750 in 2006 to 3,050 in 2008 primarily resulted from increased barge construction and deferred retirements due to strong demand and resulting capacity shortages.

From 2003 through 2006, the Company believes that new tank barge construction approximated retirements. During 2007 and 2008, sustained favorable market conditions stimulated additional new capacity. The Company believes that 137 new tank barges in 2007 and 215 in 2008 were delivered and placed in service, with an estimated 80 tank barges in 2007 and 80 to 100 in 2008 retired. During 2007 and the 2008 first nine months, strong tank barge transportation markets absorbed the additional capacity built by the industry. During the first nine months of 2008 and prior to the deterioration of the marine transportation markets in the 2008 fourth quarter, the Company and many competitors signed tank barge construction contracts with shipyards for 2009 deliveries. With the deteriorating economic conditions, financing of the barges may be difficult for certain operators and certain equipment scheduled for major maintenance may be idled. Also decreasing the risk of an oversupply of barges is the fact that the tank barge industry has a mature fleet, with approximately 925 tank barges over 30 years old and 500 of those over 35 years old, which may lead to early retirement of some older tank barges.

The average age of the nation’s tank barge fleet is 23 years, with 22% of the fleet built in the last 10 years. Single hull barges comprise approximately 4% of the nation’s tank barge fleet, with an average age of 36 years. Single hull barges are being driven from the nation’s tank barge fleet by market forces, stringent environmental regulations and rising maintenance costs. Single hull tank barges are required by current federal law to be retrofitted with double hulls or phased out of domestic service by 2015. Due to a market bias against single hull tank barges, the Company plans to retire all of its single hull tank barges in 2009, and market bias may also result in reduced lives for single hull tank barges industry wide. As of February 27, 2009, the Company owned and operated nine single hull and double side single bottom tank barges.

The Company’s marine transportation segment is also engaged in offshore dry-cargo barge operations transporting dry-bulk cargoes. Such cargoes are transported primarily between domestic ports along the Gulf of Mexico.

The Company’s marine transportation segment also owns a two-thirds interest in Osprey Line, L.L.C. (“Osprey”), operator of a barge feeder service for cargo containers on the Gulf Intracoastal Waterway, as well as several ports located above Baton Rouge on the Mississippi River.

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

The Company’s direct competitors are primarily noncaptive inland tank barge operators. “Captive” fleets are owned by major oil and/or petrochemical companies which occasionally compete in the inland tank barge market, but primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 914 active tank barges as of February 27, 2009. It currently operates approximately 30% of the total number of domestic inland tank barges.

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

On October 4, 2006, the Company signed agreements to purchase 11 inland tank barges from Midland Marine Corporation (“Midland”) and Shipyard Marketing, Inc. (“Shipyard”) for $10,600,000 in cash. The Company purchased four of the barges during 2006 for $3,300,000 and the remaining seven barges in 2007 for $7,300,000. The Company had been leasing the barges from Midland and Shipyard prior to their purchase.

On July 24, 2006, the Company signed an agreement to purchase the assets of Capital Towing Company (“Capital”), consisting of 11 towboats, for $15,000,000 in cash. The Company purchased nine of the towboats during 2006 for $13,299,000 and the remaining two towboats in 2007 for $1,701,000. The Company and Capital entered into a vessel operating agreement whereby Capital is contracted to crew and operate the towboats for the Company.

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

Effective January 1, 2006, the Company acquired an additional one-third interest in Osprey, increasing the Company’s ownership to a two-thirds interest. Osprey, formed in 2000, operates a barge feeder service for cargo containers on the Gulf Intracoastal Waterway, as well as several ports located above Baton Rouge on the Mississippi River.

Products Transported

During 2008, the Company’s marine transportation segment moved over 51 million tons of liquid cargo on the United States inland waterway system. Products transported for its customers comprised the following: petrochemicals, black oil products, refined petroleum products and agricultural chemicals.

Petrochemicals.  Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene and caustic soda, all consumed in the production of paper, fibers and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented approximately 67% of the segment’s 2008 revenues. Customers shipping these products are refining and petrochemical companies.

Black Oil Products.  Black oil products transported include such products as asphalt, residual fuel oil, No. 6 fuel oil, coker feedstock, vacuum gas oil, carbon black feedstock, crude oil and ship bunkers (ship engine fuel). Such products represented approximately 18% of the segment’s 2008 revenues. Black oil customers are refining companies, marketers and end users that require the transportation of black oil products between refineries and storage terminals. Ship bunkers customers are oil companies and oil traders in the bunkering business.

Refined Petroleum Products.  Refined petroleum products transported include the various blends of finished gasoline, jet fuel, No. 2 oil, naphtha, heating oil and diesel fuel, and represented approximately 10% of the segment’s 2008 revenues. Customers are oil and refining companies and marketers.

Agricultural Chemicals.  Agricultural chemicals transported represented approximately 5% of the segment’s 2008 revenues. They include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of domestic and foreign producers of such products.

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

Marine Transportation Operations

The marine transportation segment operates a fleet of 914 active inland tank barges and 234 active inland towboats. The segment also owns and operates four offshore dry-cargo barges, four offshore tugboats and one offshore shifting tugboat, and a small bulk liquid terminal.

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

The marine transportation segment moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 914 active tank barges currently operated, 716 are petrochemical and refined products barges, 118 are black oil barges, 65 are pressure barges, 10 are refrigerated anhydrous ammonia barges and five are specialty barges. Of the 914 active tank barges, 868 are owned by the Company and 46 are leased.

The fleet of 234 active inland towboats ranges from 600 to 6100 horsepower. Of the 234 active inland towboats, 172 are owned by the Company and 62 are chartered. Towboats in the 600 to 1900 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1400 to 6000 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3600 horsepower are typically used on the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 to 30,000 tons.

Marine transportation services are conducted under long-term contracts, ranging from one to five years with renewal options, with customers with whom the Company has traditionally had long-standing relationships, as well as under spot contracts. During 2008, approximately 80% of marine transportation revenues were derived from term contracts and 20% from spot market movements. This compares with the 2007 first and second halves when 75% and 80% of marine transportation revenues were from term contracts and 25% and 20% from spot market movements, respectively. The increase during 2008 and the 2007 second half when compared with the 2007 first half in the term contract percentage was attributable to heavier demand for marine transportation services by the Company’s term contract customers.

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

Kirby Logistics Management Division (“KLM”) provides shore tankering services for barge transfers, marine dock operations, railroad tank car and tank truck loading and unloading, tank farm operations, and other ancillary functions, including railroad switching operations. KLM services the Company and third parties. KLM serves three regional areas; the Gulf Coast region (Brownsville, Texas, to Pensacola, Florida); the Mississippi River region (Baton Rouge, Louisiana, to Memphis, Tennessee); and the Ohio Valley region (Paducah, Kentucky, to Pittsburgh, Pennsylvania). During 2008, approximately 130 KLM tankermen conducted more than 26,000 barge transfers and provided more than 127 operators for in-plant services for petrochemical companies, refineries and terminal operators.

The Company owns a two-thirds interest in Osprey, which operates a barge feeder service for cargo containers on the Gulf Intracoastal Waterway, as well as several ports located above Baton Rouge on the Mississippi River.

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

A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate, affreightment, or at a daily rate, time charter. The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. The Company typically maintains a higher mix of term contracts to spot contracts to provide the Company with a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. During 2008, approximately 80% of marine transportation revenues were derived from term contracts and 20% from spot market movements. This compares with the 2007 first and second halves when 75% and 80% of marine transportation revenues were from term contracts and 25% and 20% from spot market movements, respectively.

SeaRiver Maritime, Inc. (“SeaRiver”), the United States transportation affiliate of Exxon Mobil Corporation, with which the Company has a contract through 2013, including renewal options, accounted for 10% of the Company’s revenues in 2008 and 2007, and 12% in 2006. Dow, with which the Company has a contract through 2016, including renewal options, accounted for 10% of the Company’s revenues in 2007 and 11% in 2006.

Employees

The Company’s marine transportation segment has approximately 2,350 employees, of which approximately 1,500 are vessel crew members. None of the segment’s operations are subject to collective bargaining agreements.

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

The Company paid during 2008 and 2007 a federal fuel tax of 20.1 cents per gallon consisting of a .1 cent per gallon leaking underground storage tank tax and a 20 cents per gallon waterway user tax.

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

One of the most important requirements under the OPA is that all newly constructed tank barges engaged in the transportation of oil and petroleum in the United States be double hulled, and all existing single hull tank barges be retrofitted with double hulls or phased out of domestic service by 2015. In September 2002, the USCG issued new regulations that required the installation of tank level monitoring devices on all single hull tank barges by October 17, 2007, a deadline later extended to July 21, 2008, although subsequent legislation granted the USCG discretion to modify or withdraw the requirement. On December 29, 2008, the USCG published a final rule removing its regulations requiring tank level monitoring devices.

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

Clean Air Regulations.  The Federal Clean Air Act of 1979 requires states to draft State Implementation Plans (“SIPs”) designed to reduce atmospheric pollution to levels mandated by this act. Several SIPs provide for the regulation of barge loading and discharging emissions. The implementation of these regulations requires a reduction of hydrocarbon emissions released into the atmosphere during the loading of most petroleum products and the degassing and cleaning of barges for maintenance or change of cargo. These regulations require operators who operate in these states to install vapor control equipment on their barges. The Company expects that future emission regulations will be developed and will apply this same technology to many chemicals that are handled by barge. Most of the Company’s barges engaged in the transportation of petrochemicals, chemicals and refined products are already equipped with vapor control systems. Although a risk exists that new regulations could require significant capital expenditures by the Company and otherwise increase the Company’s costs, the Company believes that, based upon the regulations that have been proposed thus far, no material capital expenditures beyond those currently contemplated by the Company and no material increase in costs are likely to be required.

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

Insurance.  The Company’s marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of bulk cargo in a marine environment. These hazards include the risk of loss of or damage to the Company’s vessels, damage to third parties as a result of collision, fire or explosion, loss or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company’s vessels is insured through hull insurance currently insuring approximately $1.2 billion in hull values. Liabilities such as collision, cargo, environmental, personal injury and general liability are insured up to $1 billion per occurrence.

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

Centralized training is provided through the Operations Personnel and Training Department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company’s operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company’s training facility includes state-of-the-art equipment and instruction aids, including a working towboat, three tank barges and a tank barge simulator for tankermen training. During 2008, approximately 3,800 certificates were issued for the completion of courses at the training facility.

Quality.  The Company has made a substantial commitment to the implementation, maintenance and improvement of Quality Assurance Systems in compliance with the International Quality Standard, ISO 9001. Currently, all of the Company’s marine transportation units have been certified. These Quality Assurance Systems have enabled both shore and vessel personnel to effectively manage the changes which occur in the working environment. In addition, such Quality Assurance Systems have enhanced the Company’s already excellent safety and environmental performance.

DIESEL ENGINE SERVICES

The Company is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and reduction gears, and related parts sales through Kirby Engine Systems, Inc. (“Kirby Engine Systems”), a wholly owned subsidiary of the Company, and its three wholly owned operating subsidiaries, Marine Systems, Inc. (“Marine Systems”), Engine Systems, Inc. (“Engine Systems”) and Rail Systems, Inc. (“Rail Systems”). Through these three operating subsidiaries, the Company sells Original Equipment Manufacturers (OEM) replacement parts, provides service mechanics to overhaul and repair engines and reduction gears, and maintains facilities to rebuild component parts or entire engines and entire reduction gears. The Company serves the marine market and standby power generation market throughout the United States and parts of the Caribbean, the shortline, industrial, Class II and certain transit railroad markets throughout the United States, components of the nuclear industry worldwide and to a lesser extent other industrial markets such as cement, paper and mining in the Midwest. No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2008, 2007 or 2006. The diesel engine services segment also provides service to the Company’s marine transportation segment, which accounted for approximately 3% of the diesel engine services segment’s 2008 and 2007 revenues and 2% for 2006. Such revenues are eliminated in consolidation and not included in the table below.

The following table sets forth the revenues for the diesel engine services segment for the three years ended December 31, 2008 (dollars in thousands):

	2008		2007		2006
	Amounts	%	Amounts	%	Amounts	%

Overhaul and repairs	$167,196	63%	$158,599	65%	$113,870	64%
Direct parts sales	97,483	37	85,192	35	63,132	36

	$264,679	100%	$243,791	100%	$177,002	100%

Diesel Engine Services Acquisitions

On June 30, 2008, the Company purchased substantially all of the assets of Lake Charles Diesel, Inc. (“Lake Charles Diesel”) for $3,680,000 in cash. Lake Charles Diesel was a Gulf Coast high-speed diesel engine services provider operating factory-authorized full service marine dealerships for Cummins, Detroit Diesel and Volvo engines, as well as an authorized marine dealer for Caterpillar engines in Louisiana.

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

The high-speed operations are located in Houma, Baton Rouge, Belle Chasse, Lake Charles, Morgan City, New Iberia and Vidalia, Louisiana, Paducah, Kentucky, Mobile, Alabama and Houston, Texas. The Company serves as a factory-authorized marine dealer for Caterpillar diesel engines in Alabama, Kentucky and Louisiana. The Company also operates factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere diesel engines, as well as Allison and Twin Disk transmissions. High-speed diesel engines provide the main propulsion for approximately 75% of the United States flag commercial vessels and other marine applications, including engines for power generators and barge pumps.

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

Many of the parts sold by the Company are generally available from other service providers, but the Company is one of a limited number of authorized resellers of EMD, Caterpillar, Cummins, Detroit Diesel and John Deere parts. The Company is also the only marine distributor for Falk reduction gears and the only marine distributor for Alco engines throughout the United States.

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

Railroad Operations

The Company is engaged in the overhaul and repair of locomotive diesel engines and the sale of replacement parts for locomotives serving shortline, industrial, Class II and certain transit railroads within the continental United States. The Company serves as an exclusive distributor for EMD providing replacement parts, service and support to these markets. EMD is one of the world’s largest manufacturers of diesel-electric locomotives, a position it has held for over 86 years.

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

Employees

Marine Systems, Engine Systems and Rail Systems together have approximately 650 employees.

Properties

The principal offices of the diesel engine services segment are located in Houma, Louisiana. The Company operates 17 parts and service facilities, with four facilities located in Houma, Louisiana, and one facility each located in Baton Rouge, Belle Chasse, Lake Charles, New Iberia, Morgan City and Vidalia, Louisiana, Mobile, Alabama, Houston, Texas, Chesapeake, Virginia, Rocky Mount, North Carolina, Paducah, Kentucky, Tampa, Florida and Seattle, Washington. All of these facilities are leased except the Houma, Belle Chasse, New Iberia and Morgan City, Louisiana facilities, which are owned by the Company.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Positions and Offices

C. Berdon Lawrence	66	Chairman of the Board of Directors
Joseph H. Pyne	61	President, Director and Chief Executive Officer
Norman W. Nolen	66	Executive Vice President, Chief Financial Officer and Treasurer
Steven P. Valerius	54	Executive Vice President and Chief Administrative Officer
Gregory R. Binion	44	President — Kirby Inland Marine
Dorman L. Strahan	52	President — Kirby Engine Systems
Ronald A. Dragg	45	Vice President and Controller
G. Stephen Holcomb	63	Vice President — Investor Relations and Assistant Secretary
Amy D. Husted	40	Vice President — Legal
David R. Mosley	44	Vice President and Chief Information Officer
Jack M. Sims	66	Vice President — Human Resources

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

Steven P. Valerius holds a J.D. degree from South Texas College of Law and a degree in business administration from the University of Texas. He has served the Company as Executive Vice President and Chief Administrative Officer since October 2008 and served as President of Kirby Inland Marine from 1999 to October 2008. Prior to joining the Company in October 1999, he served as Executive Vice President of Hollywood Marine. Prior to joining Hollywood Marine in 1979, he was employed by KPMG LLP.

Gregory R. Binion holds a degree in business administration from the University of Texas. He has served the Company as President of Kirby Inland Marine since October 2008, as Vice President of Corporate Development and Strategy from September 2007 to October 2008, and previously as Kirby Inland Marine’s Vice President — Sales from 2003 to 2007 and Vice President — Canal Operations from 1999 to 2003. Prior to joining the Company in October of 1999, he served Hollywood Marine for 11 years in a variety of sales and operational roles.

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

The following risk factors should be considered carefully when evaluating the Company, as its businesses, results of operations, or financial condition could be materially adversely affected by any of these risks. The following discussion does not attempt to cover factors, such as trends in the United States and global economies or the level of interest rates among others, that are likely to affect most businesses.

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

The American Recovery and Reinvestment Act of 2009 was signed on February 17, 2009 and included $4.6 billion for the Army Corps of Engineers, which is responsible for construction and maintenance of the United States’ inland waterways infrastructure. The funds will be split among construction, operations and maintenance and other budget areas. To the extent the funds are spent on inland navigation construction projects, there is no requirement for fund matching from the fuel tax supported inland waterway trust fund. Congress did not specify how the funds should be split among the various business lines of the Army Corps of Engineers, so it is uncertain how much of these funds will be directed to inland waterways projects. Additionally, Congress designated $142,000,000 for the Truman Hobbs program, which funds the alteration or replacement of bridges that have been found to be an unreasonable obstruction to navigation. This is a significant increase over the normal annual funding for this program and should allow a number of bridges that have been ongoing impediments to navigation to be replaced. The USCG, which administers this program, has been directed to provide a plan to Congress within 45 days detailing how these funds are to be spent.

The Company is subject to adverse weather conditions in its marine transportation business.  The Company’s marine transportation segment is subject to weather conditions on a daily basis. Adverse weather conditions such as high water, low water, fog and ice, tropical storms and hurricanes can impair the operating efficiencies of the marine fleet. Such adverse weather conditions can cause a delay, diversion or postponement of shipments of products and are totally beyond the control of the Company. In addition, adverse water conditions can negatively affect towboat speed, tow size, loading drafts, fleet efficiency, place limitations on night passages and dictate horsepower requirements. During 2008, the Company experienced high water conditions throughout the Mississippi River System during the majority of the second quarter and Hurricanes Gustav and Ike negatively impacted the 2008 third quarter by an estimated $.09 per share. The Company experienced normal weather conditions and water levels during 2007 compared with unusually favorable weather conditions and water levels during 2006, with delays resulting from weather conditions and water levels for all four 2007 year quarters at higher levels than in 2006. The Company’s operations for 2007 and 2006 were not materially affected by Gulf Coast hurricanes and tropical storms.

The Company could be adversely impacted by a marine accident or spill event.  A marine accident or spill event could close a portion of the inland waterway system for a period of time. Although statistically marine transportation is the safest means of transporting bulk commodities, accidents do occur, both involving Company equipment and equipment owned by other inland marine carriers. For example, in July 2008, an accident on the lower Mississippi River involving a tanker and a towboat and tank barges owned by another company resulted in the closure of the river in the New Orleans area for numerous days, preventing any movements of marine equipment through the impacted area of the river.

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

The Company’s marine transportation segment is dependent on its ability to adequately crew its towboats.  The Company’s towboats are crewed with employees who are licensed or certified by the USCG, including its captains, pilots, engineers and tankermen. The success of the Company’s marine transportation segment is dependent on the Company’s ability to adequately crew its towboats. As a result, the Company invests significant resources in training its crews and providing each crew member an opportunity to advance from a deckhand to the captain of a Company towboat. Lifestyle issues are a deterrent for employment as crew members are required to work a 20 days on, 10 days off rotation, or a 30 days on, 15 days off rotation. The success of the Company’s marine transportation segment will depend on its ability to adequately crew its towboats.

During 2006 and 2007, high United States employment, coupled with 2005 third quarter Hurricanes Katrina and Rita that displaced labor and created reconstruction job opportunities in the oil service and construction industries along the Gulf Coast, made for a tight Gulf Coast labor market. As a result, the Company during 2006 and 2007, as well as the Company’s charter boat operators, experienced vessel personnel shortages. During 2006 and 2007, the Company stepped up its recruiting and training of vessel personnel and addressed the vessel personnel pay scales in an effort to recruit new vessel personnel, and retain and promote existing vessel personnel. The Company’s crewing levels returned to pre-hurricane levels during the 2007 third quarter and remained adequate during 2008.

Reduction in the number of acquisitions made by the Company may curtail future growth.  Since 1987, the Company has been successful in the integration of 25 acquisitions in its marine transportation segment and 15 acquisitions in its diesel engine services segment. Acquisitions have played a significant part in the growth of the Company. The Company’s marine transportation revenue in 1987 was $40.2 million compared with $1.095 billion in 2008. Diesel engine services revenue in 1987 was $7.1 million compared with $264.7 million in 2008. While the Company is of the opinion that future acquisition opportunities exist in both its marine transportation and diesel engine services segments, the Company may not be able to continue to grow through acquisitions to the extent that it has in the past.

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

The Company’s marine transportation segment is subject to volatility in the United States production of petrochemicals.  For 2008, 67% of marine transportation segment’s revenues were from the movement of petrochemicals, including the movement of raw materials and feedstocks from one refinery and petrochemical plant to another, as well as the movement of more finished products to end users. A weaker United States and global economy during 2008 resulted in lower worldwide consumer spending, as well as lower exports of petrochemicals which reduced the volumes of petrochemicals transported by the Company.

A weaker economy could also impact the Company’s collectability of certain customers’ trade receivables which could have a negative effect on the Company’s results of operations. During the 2008 fourth quarter, the Company increased its allowance for doubtful accounts by $6,000,000 before taxes, or $.07 per share.

The Company’s marine transportation segment could be adversely impacted by the construction of inland tank barges by its competitors.  At the present time, there are approximately 3,050 inland tank barges in the United States, of which the Company operates 914, or 30%. The number of tank barges peaked at approximately 4,200 in early 1980s, slowly declined to approximately 2,750 in 2003 and with the favorable market conditions over recent years has gradually increased to approximately 3,050 in late 2008. The Company believes that 137 new tank barges in 2007 and 215 in 2008 were delivered and placed in service, with an estimated 80 tank barges in 2007 and 80 to 100 in 2008 retired. During 2007 and the first nine months of 2008, strong tank barge transportation markets absorbed the additional capacity built by the industry. During the first nine months of 2008 and prior to the deterioration of the marine transportation markets in the 2008 fourth quarter, the Company and many competitors signed tank barge construction contracts with shipyards for 2009 deliveries. With the deteriorating economic conditions, financing of the barges may be difficult for certain operators and certain equipment scheduled for major maintenance may be idled. Also decreasing the risk of an oversupply of barges is the fact that the tank barge industry has a mature fleet, with approximately 925 tank barges over 30 years old and 500 of those over 35 years old, which may lead to early retirement of some older tank barges.

Higher fuel prices could increase operating expenses.  The cost of fuel during 2008 was approximately 15% of marine transportation revenue, as the Company consumed 48.5 million gallons of diesel fuel at an average price of $3.21 per gallon. All marine transportation term contracts contain fuel escalation clauses. However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific contract. In general, the escalation clauses are effective over the long-term in allowing the Company to recover changes in fuel costs due to fuel price changes; however, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. Spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

Loss of a large customer or other significant business relationship could adversely affect the Company.  Two marine transportation customers, SeaRiver and Dow, account for approximately 19% of the Company’s 2008 revenue. Although the Company considers its relationships with SeaRiver and Dow to be strong, the loss of either customer could have an adverse effect on the Company. The Company’s diesel engine services segment has a 43-year relationship with EMD, the manufacturer of medium-speed diesel engines. The Company serves as both an EMD distributor and service center for select markets and locations for both service and parts. Sales and service of EMD products account for approximately 4% of the Company’s revenue. Although the Company considers its relationship with EMD to be strong, the loss of the EMD distributorship and service rights, or a disruption of the supply of EMD parts, could have a negative impact on the Company’s ability to service its customers.

The Company is subject to competition in both its marine transportation and diesel engine services businesses.  The inland tank barge industry remains very competitive despite continued consolidation. The Company’s primary competitors are noncaptive inland tank barge operators. The Company also competes with companies who operate refined product and petrochemical pipelines, railroad tank cars and tractor-trailer tank trucks. Increased competition from any significant expansion of or additions to facilities or equipment by the Company’s competitors could have a negative impact on the Company’s results of operations.

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

The construction cost of inland tank barges and towboats has increased significantly over the last few years primarily due to the escalating price of steel.  The price of steel has increased significantly over the last few years, thereby increasing the construction cost of new tank barges and towboats. The Company’s average construction price of a new 30,000 barrel capacity inland tank barge in 2009 is expected to be approximately 90% higher than in 2000, primarily due to the increase in steel prices. While the price of steel declined in late 2008 and early 2009 due to the deteriorating United States and global economic environment, an increase in steel prices may limit the Company’s ability to earn an adequate return on its investment in new tank barges and towboats.

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

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock adjusted to reflect the stock split for the periods indicated:

	Sales Price
	High	Low

2009
First Quarter (through February 26, 2009)	$31.16	$21.15
2008
First Quarter	58.10	37.72
Second Quarter	61.65	47.45
Third Quarter	51.09	34.13
Fourth Quarter	39.87	19.54
2007
First Quarter	38.20	33.06
Second Quarter	40.02	34.85
Third Quarter	44.90	35.68
Fourth Quarter	50.72	42.00

As of February 27, 2009, the Company had 53,774,000 outstanding shares held by approximately 870 stockholders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Since 1989, the Company has not paid any dividends on its common stock.

During the 2008 fourth quarter, the Company purchased in the open market the following shares of its common stock:

		Purchase	Average Price
Date of Purchase	Shares	Price	per Share

October 1, 2008	194,400	$7,476,000	$38.46

Item 6.	Selected Financial Data

The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2008. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company in Item 7 and the Financial Statements included under Item 8 (selected financial data in thousands, except per share amounts).

	December 31,
	2008	2007	2006	2005	2004

Revenues:
Marine transportation	$1,095,475	$928,834	$807,216	$685,999	$588,828
Diesel engine services	264,679	243,791	177,002	109,723	86,491

	$1,360,154	$1,172,625	$984,218	$795,722	$675,319

Net earnings	$157,168	$123,341	$95,451	$68,781	$49,544

Earnings per share of common stock:
Basic	$2.94	$2.33	$1.82	$1.37	$1.01

Diluted	$2.91	$2.29	$1.79	$1.33	$.98

Weighted average shares outstanding:
Basic	53,397	52,978	52,476	50,224	49,010
Diluted	54,020	53,764	53,304	51,562	50,314

	December 31,
	2008	2007	2006	2005	2004

Property and equipment, net	$990,932	$906,098	$766,606	$642,381	$574,211
Total assets	$1,526,098	$1,430,475	$1,271,119	$1,025,548	$904,675
Long-term debt, including current portion	$247,307	$297,383	$310,362	$200,036	$218,740
Stockholders’ equity	$890,053	$769,830	$631,995	$537,542	$435,235

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For purposes of Management’s Discussion, all earnings per share are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for 2008, 2007 and 2006 were 54,020,000, 53,764,000 and 53,304,000, respectively. The increase in the weighted average number of common shares for each year reflected the issuance of restricted stock and the exercise of stock options, partially offset in 2008 by common stock repurchases.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 914 active tank barges and 234 towing vessels. The Company uses the United States inland waterway system to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.

For 2008, the Company reported record revenue, net earnings and earnings per share for the fifth straight year. The Company reported net earnings of $157,168,000, or $2.91 per share, on revenues of $1,360,154,000, a significant improvement over the 2007 net earnings of $123,341,000, or $2.29 per share, on revenues of $1,172,625,000 and 2006 net earnings of $95,451,000, or $1.79 per share, on revenues of $984,218,000. The 2008 results included an estimated $.09 per share negative impact from Hurricanes Gustav and Ike.

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

During the 2008 fourth quarter, in response to the deteriorating United States and global economic environment, petrochemical and refining companies announced a number of plant closures and volume reductions in order to reduce inventories, which reduced upriver movements of more finished petrochemical products to the end users. In addition, the Company increased its general reserve for doubtful accounts in the 2008 fourth quarter by $6,000,000 before taxes, or $.07 per share, due to the deteriorating economic environment.

Marine Transportation

For 2008, approximately 81% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include raw materials for many of the end products used widely by businesses and consumers every day — plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company’s business tends to mirror the general performance of the United States economy and volumes produced by the Company’s customer base, enhanced by the inherent efficiencies of barge transportation which is generally the lowest cost mode of surface transportation.

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for 2008, products moved and the drivers of the demand for the products the Company transports:

	2008
	Revenue
Markets Serviced	Distribution	Products Moved	Drivers

Petrochemicals	67%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer Goods, Automobiles, Housing, Textiles
Black Oil Products	18%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	10%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Naphtha	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	5%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton, Wheat Production, Chemical Feedstock Usage

Marine transportation revenue and operating income for 2008 increased 18% and 25%, respectively, compared with 2007. The higher results reflected continued strong demand for the movement of petrochemical products as term contract customers continued to operate their plants and facilities at high utilization rates until the September hurricanes, thereby resulting in high tank barge utilization. With the deteriorating economic environment during the 2008 fourth quarter, petrochemical customers responded with numerous plant closures and volume reductions in order to reduce inventories, thereby reducing upriver movements of more finished petrochemical products to the end users. The black oil market remained strong, despite some lower refinery utilization. The refined products market experienced continued softness in the movement of products from the Gulf Coast to the Midwest as a result of lower gasoline demand due to higher gasoline prices. The agricultural chemical market was strong during the first quarter and a portion of the second quarter until upper Mississippi River flooding in June and July curtailed the traditional spring planting season. High Midwest inventory levels negatively impacted the second half of 2008.

Marine transportation revenues for 2008 benefited from the recovery of higher diesel fuel costs through contract fuel escalation clauses on all term affreightment contracts and time charter contracts. Fuel escalation clauses are designed to recover additional fuel costs when fuel prices rise and rebate fuel costs when prices decline; however, there is generally a 30 to 90 day delay before the contracts are adjusted.

During 2008, approximately 80% of marine transportation revenues were under term contracts and 20% were spot market revenues. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, averaged 56% of the revenues under term contracts during 2008. Rates on term contract renewals, net of fuel, increased during 2008 in the 8% to 11% average range, with some contracts increasing by a higher percentage and some by a lower percentage, compared with 2007. Effective January 1, 2008, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts by 5% to 6%, excluding fuel. For 2008, spot market rates, which include the cost of fuel, increased in the 8% to 15% average range when compared with 2007.

The marine transportation operating margin for 2008 was 22.4% compared with 21.1% for 2007. Strong demand in the majority of the segment’s markets through the first nine months of 2008, higher term contract and spot market pricing, the January 1, 2008 escalators on numerous multi-year contracts, operating efficiencies from continued improvement in vessel crewing and the increased percentage of time charters which protects revenues from navigational and weather delays and temporary market declines, had a positive impact on the operating income and operating margin. Partially offsetting these positive factors was the loss of revenue and additional operating expenses associated with Hurricanes Gustav and Ike. During the 2008 fourth quarter, the demand for upriver movements of petrochemicals weakened and the allowance for doubtful accounts was increased, partially offset by a reduction in the number of charter boats operated and lower diesel fuel prices.

Diesel Engine Services

During 2008, approximately 19% of the Company’s revenue was generated by its diesel engine services segment, of which 63% was generated through service and 37% from direct parts sales. The results of the diesel engine services segment are largely influenced by the economic cycles of the industries it serves.

The following table shows the markets serviced by the Company, the revenue distribution for 2008, and the customers for each market:

	2008
	Revenue
Markets Serviced	Distribution	Customers

Marine	79%	Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers
Power Generation	13%	Standby Power Generation, Pumping Stations
Railroad	8%	Passenger (Transit Systems), Class II, Shortline, Industrial

The diesel engine services segment’s 2008 revenue and operating income increased 9% and 4%, respectively, compared with 2007. The results were positively impacted by strong engine overhaul and field repair activity and direct parts sales in the majority of its medium-speed markets through the first nine months of 2008. During the 2008 fourth quarter, the medium-speed market saw service levels and direct parts sales weaken as its customers’ activities slowed, particularly in the power generation and railroad markets, and from seasonal fluctuations in the marine markets. The high-speed market, including the acquisition of Saunders in July 2007 and Lake Charles Diesel in June 2008, experienced continued softness in the Gulf Coast oil services market during 2008, but did reflect some modest improvement in the fourth quarter, primarily the result of repairs to customers’ equipment damaged by Hurricanes Gustav and Ike. In addition, the segment benefited from higher service rates and parts pricing implemented in both its medium-speed and high-speed markets during 2007 and 2008. The segment was negatively impacted by Hurricane Gustav in early September 2008, which resulted in the closure of the segment’s Gulf Coast facilities for several days, as well as customer facilities and operations in the path of the hurricane. Operating income for the diesel engine services segment for 2008 increased 4% compared with 2007, primarily reflecting strong medium-speed service activity and direct parts sales in the majority of its markets and high labor utilization through the 2008 first nine months, and higher service rates and parts pricing implemented during 2008, partially offset by softness in its medium-speed market in the 2008 fourth quarter and continued softness throughout 2008 in its Gulf Coast high-speed market, primarily the Gulf Coast oil services market, and the negative impact of Hurricane Gustav as noted above.

The diesel engine services operating margin for 2008 was 15.0%, a slight decrease when compared with 15.6% for 2007. The decrease reflected softness throughout 2008 in the oil services sector of the high-speed market and resulting lower labor utilization, partially offset by continued strong demand, high labor utilization and stronger pricing for the first nine months of 2008 in the medium-speed markets. The medium-speed market did slow in the 2008 fourth quarter, primarily in the power generation and railroad markets, and a higher percentage of its revenues were from lower margin engine and equipment sales.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during 2008, with net cash provided by operating activities of $245,947,000, a 4% increase compared with $235,746,000 in 2007. In addition, during 2008, the Company generated cash from the exercise of stock options of $12,888,000 and from the disposition of assets of $1,978,000. Cash and borrowings under the Company’s revolving credit facility were used for capital expenditures of $173,019,000, including $89,181,000 for new tank barge and towboat construction and $83,838,000 primarily for upgrading the existing marine transportation fleet, $5,480,000 for the acquisitions of ORIX and Lake Charles Diesel, and for purchases of the Company’s common stock of $33,377,000. The Company’s debt-to-capitalization ratio decreased to 21.7% at December 31, 2008 from 27.9% at December 31, 2007, primarily due to the increase in stockholders’ equity attributable to net earnings for 2008 of $157,168,000, the exercise of stock options, issuance of restricted stock and lower outstanding debt, partially offset by common stock repurchases.

The Company projects that capital expenditures for 2009 will be in the $185,000,000 to $195,000,000 range, including approximately $140,000,000 for new tank barge and towboat construction. The 2009 new construction presently consists of 48 barges with a total capacity of 1,133,000 barrels and five 1800 horsepower towboats. Delivery is anticipated to be throughout 2009. The Company anticipates that in 2009 seven new barges under a seven year charter with a total capacity of 74,000 barrels will be placed in service. The Company also anticipates that new capacity for 2009 will likely approximate capacity to be retired. For 2010, new construction commitments include one barge with a total capacity of 10,000 barrels and two 1800 horsepower towboats, all of which are from 2009 orders.

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

The Company’s visibility for 2009 is not clear, as the United States and global recession has resulted in petrochemical and refining plant closures, reduced production and employee layoffs in response to the deteriorating economic conditions. During 2008, approximately 80% of marine transportation revenues were under term contracts, of which approximately 50% are up for renewal during 2009. Based on current market conditions and limited visibility, the Company anticipates that renewals of term contracts during 2009 will be at or near 2008 rate levels. Spot market rates for 2009 will be driven by volumes and equipment utilization. In 2007 and 2008, some incremental capacity was added to the industry fleet and absorbed due to the strong market conditions. The Company anticipates some additional capacity will be added during 2009 based on current orders; however, recent reductions in petrochemical and refining output have resulted in excess tank barge capacity and lower utilization. Weaker market conditions and limited financing availability may constrain new barge orders for 2010 and the retirement of older barges may be accelerated. Additionally, the Company anticipates that the diesel engine services segment will perform below 2008 levels.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are believed to be reasonable under the particular circumstances. Actual results may differ from these estimates based on different assumptions or conditions. The Company believes the critical accounting policies that most impact the consolidated financial statements are described below. It is also suggested that the Company’s significant accounting policies, as described in the Company’s financial statements in Note 1, Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Accounts Receivable.  The Company extends credit to its customers in the normal course of business. The Company regularly reviews its accounts and estimates the amount of uncollectible receivables each period and establishes an allowance for uncollectible amounts. The amount of the allowance is based on the age of unpaid amounts, information about the current financial strength of customers, and other relevant information. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. Historically, credit risk with respect to these trade receivables has generally been considered minimal because of the financial strength of the Company’s customers; however, the current United States and global recession could impact the collectability of certain customer’s trade receivables which could have a material effect on the Company’s results of operations.

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

Acquisitions

On June 30, 2008, the Company purchased substantially all of the assets of Lake Charles Diesel for $3,680,000 in cash. Lake Charles Diesel was a Gulf Coast high-speed diesel engine services provider operating factory-authorized full service marine dealerships for Cummins, Detroit Diesel and Volvo engines, as well as an authorized marine dealer for Caterpillar engines in Louisiana. Financing of the acquisition was through the Company’s revolving credit facility.

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

On October 4, 2006, the Company signed agreements to purchase 11 inland tank barges from Midland and Shipyard for $10,600,000 in cash. The Company purchased four of the barges during 2006 for $3,300,000 and the remaining seven barges in 2007 for $7,300,000. The Company had been leasing the barges from Midland and Shipyard prior to their purchase. Financing of the equipment acquisition was through the Company’s revolving credit facility.

On July 24, 2006, the Company signed an agreement to purchase the assets of Capital, consisting of 11 towboats, for $15,000,000 in cash. The Company purchased nine of the towboats during 2006 for $13,299,000 and the remaining two towboats in 2007 for $1,701,000. The Company and Capital entered into a vessel operating agreement whereby Capital is contracted to crew and operate the towboats for the Company. Financing of the equipment acquisition was through the Company’s revolving credit facility.

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

Effective January 1, 2006, the Company acquired an additional one-third interest in Osprey, increasing the Company’s ownership to a two-thirds interest. Osprey, formed in 2000, operates a barge feeder service for cargo containers on the Gulf Intracoastal Waterway, as well as several ports located above Baton Rouge on the Mississippi River.

Results of Operations

The Company reported 2008 net earnings of $157,168,000, or $2.91 per share, on revenues of $1,360,154,000, compared with 2007 net earnings of $123,341,000, or $2.29 per share, on revenues of $1,172,625,000, and 2006 net earnings of $95,451,000, or $1.79 per share, on revenues of $984,218,000.

Marine transportation revenues for 2008 were $1,095,475,000, or 81% of total revenues, compared with $928,834,000, or 79% of total revenues for 2007 and $807,216,000, or 82% of total revenues for 2006. Diesel engine services revenues for 2008 were $264,679,000, or 19% of total revenues, compared with $243,791,000, or 21% of total revenues for 2007 and $177,002,000, or 18% of total revenues for 2006.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of December 31, 2008, the Company operated 914 active inland tank barges, with a total capacity of 17.5 million barrels, compared with 913 active inland tank barges at December 31, 2007, with a total capacity of 17.3 million barrels. The Company operated 234 active inland towing vessels at February 27, 2009, an average of 256 during 2008 and 253 during 2007. The Company owns and operates four offshore dry-bulk barge and tug units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey, operator of a barge feeder service for cargo containers on the Gulf Intracoastal Waterway, as well as several ports located above Baton Rouge on the Mississippi River.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2008 (dollars in thousands):

			% Change		% Change
			2007 to		2006 to
	2008	2007	2008	2006	2007

Marine transportation revenues	$1,095,475	$928,834	18%	$807,216	15%

Costs and expenses:
Costs of sales and operating expenses	657,078	562,769	17	506,353	11
Selling, general and administrative	96,960	82,454	18	75,326	9
Taxes, other than on income	12,034	12,188	(1)	12,003	2
Depreciation and amortization	84,537	75,311	12	60,309	25

	850,609	732,722	16	653,991	12

Operating income	$244,866	$196,112	25%	$153,225	28%

Operating margins	22.4%	21.1%		19.0%

2008 Compared with 2007

Marine Transportation Revenues

Marine transportation revenues for 2008 increased 18% compared with 2007, reflecting continued strong demand in the majority of its markets through the first nine months, the recovery of higher diesel fuel costs, the increased equipment on time charters, 2007 and 2008 contract and spot market rate increases, and labor and producer price index escalators effective January 1, 2008 on multi-year contracts. Demand for the upriver movements of petrochemicals weakened during the 2008 fourth quarter. The 2008 third quarter was negatively impacted by Hurricanes Gustav and Ike, more fully described above.

The petrochemical market, the Company’s largest market, contributed 67% of the marine transportation revenue for 2008. During the first nine months of 2008, the demand for the movement of petrochemical products remained strong, with term contract customers continuing to operate their plants and facilities at high utilization rates until the September hurricanes, resulting in high tank barge utilization. With the deteriorating economic environment during the 2008 fourth quarter, petrochemical customers responded with numerous plant closures and volume reductions in order to reduce inventories, thereby reducing upriver movements of more finished petrochemical products to the end users. The black oil products market contributed 18% of 2008 marine transportation revenue reflecting relatively strong demand throughout 2008. Refined petroleum products contributed 10% of 2008 marine transportation revenue, experiencing softness in the movement of products from the Gulf Coast to the Midwest, driven by higher gasoline prices and resulting lower gasoline demand, but benefiting from more Gulf Intracoastal Waterway movements. The agricultural chemical market, which contributed 5% of 2008 marine transportation revenue, was unseasonably strong during the first quarter in advance of the traditional spring planting season, remained strong during the first two months of the second quarter until upper Mississippi River flooding in June and July curtailed the traditional spring planting season. High Midwest inventory levels negatively impacted the second half of 2008.

The marine transportation segment operated an average of 256 towboats during 2008 compared with 253 during 2007. The Company continued to make progress in the crewing of its towboats as essentially all Company owned towboats were fully crewed during 2008. The Company operated an average of 258 during the 2008 first nine months and operated an average of 250 towboats in the 2008 fourth quarter. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements. During the 2008 fourth quarter, the Company began releasing chartered towboats as demand softened, thereby balancing horsepower needs with current requirements. As of December 31, 2008, the Company operated 73 chartered towboats and as of February 27, 2009, the Company operated 62 chartered towboats.

For 2008, the marine transportation segment incurred 8,267 delay days, in line with the 8,157 delay days for 2007. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock congestion and other navigational factors. The 2008 delay days do not reflect the lost time incurred during Hurricane Ike as the Houston and Port Arthur/Beaumont area petrochemical and refining facilities closed in advance of the hurricane and, due to lack of power or facility damage, did not reopen until several days after the hurricane and in some cases did not reopen or operated at reduced levels. Excluding the hurricanes, delay days for 2008 reflected ice and high water conditions in the Midwest and frontal systems along the Gulf Coast in the first quarter, high water conditions throughout the Mississippi River System during the majority of the 2008 second quarter and favorable operating conditions during July and August 2008 and the 2008 fourth quarter. This compares with 2007 which reflected milder winter weather conditions and more normal water levels. The delay days recorded in the 2008 second quarter did not reflect the slower transit times caused by weather issues and high water conditions, which in some cases, resulted in the deployment of additional towboats in order to meet customer delivery schedules.

During 2008, approximately 80% of marine transportation revenues were under term contracts and 20% were spot market revenues, compared with a 75% term contract and 25% spot market mix for the 2007 first half and 80% contract and 20% spot market mix for the 2007 second half. Time charters, which insulate the Company from revenue fluctuations caused by winter weather and navigational delays and temporary market declines, averaged 56% of the revenues under term contracts during 2008. The increase during 2008 in the term contract percentage was attributable to heavier demand for marine transportation services by the Company’s term contract customers. The 80% contract and 20% spot market mix provides the Company with a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. Rates on term contract renewals, net of fuel, increased during 2008 in the 8% to 11% average range, primarily the result of continued strong industry demand and high utilization of tank barges, when compared with 2007. Spot market rates, which include fuel, increased in the 8% to 15% range for 2008 when compared with 2007. Effective January 1, 2008, escalators for labor and the producer price index on a number of multi-year contracts increased rates on those contracts by 5% to 6%.

Marine Transportation Costs and Expenses

Costs and expenses for the 2008 increased 16% compared with 2007, primarily reflecting the higher costs and expenses associated with increased marine transportation demand noted above.

Costs of sales and operating expenses for 2008 increased 17% compared with 2007, reflecting increased salaries and related expenses, additional expenses associated with the increased demand, additional towboats being operated during the 2008 first nine months, higher maintenance expenditures, increased rates for chartered towboats and the costs and damages of Hurricanes Gustav and Ike. The significantly higher price of diesel fuel consumed, as noted below, resulted in higher fuel costs during the 2008 first nine months.

During 2008, the Company consumed 48.5 million gallons of diesel fuel compared with 53.5 million gallons consumed during 2007. The lower fuel consumption was a reflection of the use of more fuel efficient engines in the towboats, less petrochemical, refined products and agricultural chemical movements into the Midwest from the Gulf Coast, as discussed above, and less activity along the Gulf Coast in preparation for, during and after Hurricanes Gustav and Ike. The average price per gallon of diesel fuel consumed during 2008 was $3.21, an increase of 53% compared with $2.10 per gallon for 2007. Fuel escalation clauses are designed to recover additional fuel costs when fuel prices rise and rebate fuel costs when prices decline; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot market contracts do not have escalators for fuel.

Selling, general and administrative expenses for 2008 increased 18% compared with 2007. The increase was primarily the result of higher employee incentive compensation accruals and January 1, 2008 salary increases and related expenses. The 2008 year also included a $7,800,000 increase in the allowance for doubtful accounts, $6,000,000 of which was recorded in the fourth quarter, the result of the deteriorating United States and global economic environment.

Taxes, other than on income, for 2008 decreased 1% compared with 2007, primarily the reflection of lower waterway user taxes, partially offset by higher state franchise taxes and property taxes.

Depreciation and amortization for 2008 increased 12% compared with 2007. The increases were primarily attributable to increased capital expenditures, including new tank barges and towboats, and the acquisitions in 2007 and 2008 of marine equipment that was previously leased.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for 2008 increased 25% compared with 2007. The marine transportation operating margin for 2008 was 22.4% compared with 21.1% for 2007. Strong demand in the majority of the segment’s markets through the first nine months of 2008, higher term contract and spot market pricing, the January 1, 2008 escalators on numerous multi-year contracts, operating efficiencies from continued improvement in vessel crewing and the increased percentage of time charters which protects revenues from navigational and weather delays and temporary market declines, had a positive impact on the operating income and operating margin. Partially offsetting these positive factors was the loss of revenue and additional operating expenses associated with Hurricanes Gustav and Ike. During the 2008 fourth quarter, demand for upriver movements of petrochemicals weakened and the allowance for doubtful accounts was increased, partially offset by a reduction in the number of charter boats operated and lower diesel fuel prices.

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

The demand for marine transportation of petrochemicals and gasoline blending components remained strong throughout 2007 as term contract customers, mainly large United States petrochemical and refining companies, continued to operate their plants and facilities at high utilization rates, resulting in continued high barge utilization for most products and trade lanes.

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

During 2007, the Company consumed 53.5 million gallons of diesel fuel compared with 53.1 million gallons consumed during 2006. The average price per gallon of diesel fuel consumed during 2007 was $2.10 per gallon compared with $1.93 per gallon for 2006. Fuel escalation clauses are designed to recover additional fuel costs when fuel prices rise and rebate fuel costs when prices decline; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot market contracts do not have escalators for fuel.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2008 (dollars in thousands):

			% Change		% Change
			2007 to		2006 to
	2008	2007	2008	2006	2007

Diesel engine services revenues	$264,679	$243,791	9%	$177,002	38%

Costs and expenses:
Costs of sales and operating expenses	186,232	172,658	8	124,971	38
Selling, general and administrative	33,014	28,196	17	22,665	24
Taxes, other than on income	1,016	856	19	513	67
Depreciation and amortization	4,830	4,133	17	2,479	67

	225,092	205,843	9	150,628	37

Operating income	$39,587	$37,948	4%	$26,374	44%

Operating margins	15.0%	15.6%		14.9%

2008 Compared with 2007

Diesel Engine Services Revenues

Diesel engine services revenues for 2008 increased 9% compared with 2007. The results were positively impacted by strong engine overhaul and field repair activity and direct parts sales in its medium-speed market, benefiting from a seasonally higher first quarter volume of work for Midwest and Great Lakes marine customers, strong demand from Gulf Coast and Midwest marine customers in the second and third quarters and several large power generation modification projects during the 2008 third quarter and first nine months. For the 2008 fourth quarter, the medium-speed market saw service levels and direct parts sales weaken as its customers’ activities slowed, particularly in the power generation and railroad markets, and from seasonal fluctuations in the marine markets. The high-speed market, including the acquisition of Saunders in July 2007 and Lake Charles Diesel in June 2008, experienced continued softness in the Gulf Coast oil services market during 2008, but did reflect some modest improvement in the fourth quarter, primarily the result of repairs to customers’ equipment damaged by Hurricanes Gustav and Ike. In addition, the segment benefited from higher service rates and parts pricing implemented in both its medium-speed and high-speed markets during 2007 and 2008. The segment was negatively impacted by

Hurricane Gustav in early September 2008, which resulted in the closure of the segment’s Gulf Coast facilities for several days, as well as customer facilities and operations in the path of the hurricane.

Diesel Engine Services Costs and Expenses

Costs and expenses for 2008 increased 9% compared with 2007. The increase in costs of sales and operating expenses reflected the higher service and direct parts sales activity noted above, as well as increases in salaries and other related benefit expenses effective January 1, 2008. Selling, general and administrative expenses also reflected increased salaries and related benefit expenses effective January 1, 2008. The increase in each cost and expense category was also attributable to the Saunders acquisition in July 2007 and Lake Charles Diesel in June 2008.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for 2008 increased 4% compared with 2007, primarily reflecting strong medium-speed service activity and direct parts sales in the majority of its markets and high labor utilization in its medium-speed market through the 2008 first nine months, and higher service rates and parts pricing implemented during 2008, partially offset by softness in its medium-speed market in the 2008 fourth quarter and continued softness throughout 2008 in its Gulf Coast high-speed market, primarily the Gulf Coast oil services market, and the negative impact of Hurricane Gustav as noted above. The diesel engine services operating margin for 2008 was 15.0%, a slight decrease when compared with 15.6% for 2007. The decrease reflected softness throughout 2008 in the oil services sector of the high-speed market and resulting lower labor utilization, partially offset by continued strong demand, high labor utilization and stronger pricing for the first nine months of 2008 in the medium-speed markets. The medium-speed market slowed in the 2008 fourth quarter, primarily in the power generation and railroad markets, and a higher percentage of its revenues were from lower margin engine and equipment sales.

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

General Corporate Expenses

General corporate expenses for 2008, 2007 and 2006 were $14,099,000, $12,889,000 and $11,665,000, respectively. The 9% increase for 2008 compared with 2007 and 10% increase for 2007 compared with 2006 reflected increases in salaries and related expenses effective January 1, 2008 and 2007, respectively, higher legal and professional fees and higher employee incentive compensation accruals.

Gain (Loss) on Disposition of Assets

The Company reported a net gain on disposition of assets of $142,000 in 2008, a net loss on disposition of assets of $383,000 in 2007 and a net gain on disposition of assets of $1,436,000 in 2006. The net gains and loss were predominantly from the sale of inland tank barges and towboats.

Other Income and Expenses

The following table sets forth equity in earnings of marine affiliates, other expense, minority interests and interest expense for the three years ended December 31, 2008 (dollars in thousands):

			% Change		% Change
			2007 to		2006 to
	2008	2007	2008	2006	2007

Equity in earnings of marine affiliates	$134	$266	(50)%	$707	(62)%
Other expense	(649)	(221)	194%	(116)	91%
Minority interests	(1,305)	(717)	82%	(558)	28%
Interest expense	(14,064)	(20,284)	(31)%	(15,201)	33%

Equity in Earnings of Marine Affiliates

Equity in earnings of marine affiliates for 2008 and 2007 was $134,000 and $266,000, respectively, consisting primarily of the Company’s 50% ownership of a barge fleeting operation. For 2006, equity in earnings of marine affiliates was $707,000, consisting primarily of the Company’s portion of the January and February 2006 earnings from the 35% ownership of Dixie Fuels. On March 1, 2006, the Company purchased the remaining 65% interest in Dixie Fuels and the March through December 2006 results were consolidated.

Interest Expense

Interest expense for 2008 decreased 31% compared with 2007, primarily the result of lower average debt levels and a lower average interest rate. Interest expense for 2007 increased 33% compared with 2006, primarily the result of higher average debt due to additional borrowings under the Company’s revolving credit facility to fund the 2006 and 2007 acquisitions totaling $143,911,000 and $67,185,000, respectively. During 2008, 2007 and 2006, the average debt and average interest rate, including the effect of interest rate collar and swaps, were $278,843,000 and 5.0%, $344,296,000 and 5.9% and $258,810,000 and 6.0%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of December 31, 2008 were $1,526,098,000 compared with $1,430,475,000 at December 31, 2007 and $1,271,119,000 as of December 31, 2006. The following table sets forth the significant components of the balance sheet as of December 31, 2008 compared with 2007 and 2007 compared with 2006 (dollars in thousands):

			% Change		% Change
			2007 to		2006 to
	2008	2007	2008	2006	2007

Assets:
Current assets	$279,511	$267,343	5%	$249,592	7%
Property and equipment, net	990,932	906,098	9	766,606	18
Investment in marine affiliates	2,056	1,921	7	2,264	(15)
Goodwill, net	230,774	229,292	1	223,432	3
Other assets	22,825	25,821	(12)	29,225	(12)

	$1,526,098	$1,430,475	7%	$1,271,119	13%

Liabilities and stockholders’ equity:
Current liabilities	$173,066	$191,420	(10)%	$166,867	15%
Long-term debt-less current portion	246,064	296,015	(17)	309,518	(4)
Deferred income taxes	145,568	130,899	11	125,943	4
Minority interests and other long-term liabilities	71,347	42,311	69	36,796	15
Stockholders’ equity	890,053	769,830	16	631,995	22

	$1,526,098	$1,430,475	7%	$1,271,119	13%

2008 Compared with 2007

Current assets as of December 31, 2008 increased 5% compared with December 31, 2007, primarily reflecting a 6% increase in trade accounts receivable due to higher marine transportation and diesel engine services revenues, less a $6,000,000 increase in allowance for doubtful accounts in the 2008 fourth quarter due to the deteriorating United States and global economic environment. Other accounts receivable increased 68%, primarily due to a higher federal income tax receivable related to the timing of estimated federal income tax payments and an increase in insurance claims receivable, including claims associated with Hurricanes Gustav and Ike. These increases were partially offset by a 9% decrease in inventory-finished goods as increased inventory purchases in the 2007 fourth quarter were utilized in 2008 first quarter service projects and from lower activities in both the medium-speed and high-speed services markets in the 2008 fourth quarter. Prepaid expenses and other current assets decreased 35%, primarily a reflection of lower prepaid fuel due to lower fuel prices.

Property and equipment, net of accumulated depreciation, at December 31, 2008 increased 9% compared with December 31, 2007. The increase reflected $173,019,000 of capital expenditures for 2008, more fully described under Capital Expenditures below, the fair value of the equipment and property acquired in the Lake Charles Diesel and ORIX acquisitions of $1,922,000, less $88,034,000 of depreciation expense for 2008 and $2,073,000 of property disposals during 2008.

Current liabilities as of December 31, 2008 decreased 10% compared with December 31, 2007. Accounts payable decreased 23%, a reflection of the declining business activity levels in late 2008 in both the marine transportation and diesel engine services segments. Income taxes payable decreased 48%, principally due to timing of estimated federal income tax payments. Accrued liabilities increased 12%, primarily from higher employee incentive compensation accruals during 2008 and higher accrued marine insurance claims, including claims associated with Hurricanes Gustav and Ike.

Long-term debt, less current portion, as of December 31, 2008 decreased 17% compared with December 31, 2007. During 2008, the Company had net cash provided by operating activities of $245,947,000, proceeds from the exercise of stock options of $12,888,000, proceeds from the disposition of assets of $1,978,000, partially offset by capital expenditures of $173,019,000. The Company also spent $5,480,000 on the Lake Charles Diesel and ORIX acquisitions and $33,377,000 on common stock repurchases.

Deferred income taxes as of December 31, 2008 increased 11% compared with December 31, 2007. The increase was primarily due to the 2008 deferred tax provision of $34,280,000, partially offset by deferred tax benefits on unrecognized losses related to the Company’s defined benefit plans. The deferred tax provision was primarily due to bonus tax depreciation on qualifying expenditures due to the Economic Stimulus Act of 2008.

Minority interests and other long-term liabilities as of December 31, 2008 increased 69% compared with December 31, 2007, primarily reflecting increased pension plan accruals and the recording of a $14,204,000 increase in the fair value of the interest rate swap agreements, more fully described under Long-Term Financing below.

Stockholders’ equity as of December 31, 2008 increased 16% compared with December 31, 2007. The increase was the result of $157,168,000 of net earnings for 2008, an increase in additional paid-in capital of $13,735,000, a decrease of $32,525,000 in accumulated other comprehensive income, partially offset by an increase in treasury stock of $17,720,000. The increase in additional paid-in capital was attributable to the exercise of stock options and the issuance of restricted stock. The decrease in accumulated other comprehensive income primarily resulted from the net change in fair value of interest rate collar and swap agreements, net of taxes, more fully described under Long-Term Financing below, and the increase in unrecognized losses related to the Company’s defined benefit plans. The increase in treasury stock was attributable to the purchase during 2008 of $33,377,000 of Company common stock, partially offset by the exercise of stock options and the issuance of restricted stock during 2008.

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

Retirement Plans

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities. The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation basis (“ABO”) at the end of the fiscal year. The Company elected to fund its 2008 pension contribution in accordance with the Pension Protection Act of 2006 (“PPA”) to be approximately fully funded on a PPA basis instead of the higher amount as determined by the ABO due to uncertainty in the economic and credit market environment in December 2008. The Company’s contribution of $32,000,000 in December 2008 resulted in funding 91% of the pension plan’s ABO at December 31, 2008. The fair value of plan assets was $99,722,000 and $103,405,000 at December 31, 2008 and November 30, 2007, respectively.

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

The Company assumed that plan assets would generate a long-term rate of return of 8.0% in 2008 and 2007. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants and comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

The Company has not finalized its assumption for a long-term rate of return on plan assets for 2009. In addition to input from its investment consultants, the Company will also consider the impact of the current economic environment on estimated future asset returns and any changes the Company may make on its target allocation among various asset classes that could impact its long-term rate of return on plan assets assumption for 2009. A decrease in the return on assets assumption from the 8% assumed in 2008 and 2007 would result in an increase in pension expense in 2009.

Long-Term Financing

The Company has an unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank, with a maturity date of June 14, 2011. The Revolving Credit

Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. The unsecured Revolving Credit Facility has a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) that varies with the Company’s senior debt rating and the level of debt outstanding. The variable interest rate spread for 2008 was 40 basis points over LIBOR and the commitment fee and utilization fee were each .10%. At February 27, 2009, the interest rate spread was 40 basis points over LIBOR and the commitment fee and utilization fee were each .10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of December 31, 2008, the Company was in compliance with all Revolving Credit Facility covenants and had $46,000,000 of borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $1,294,000 as of December 31, 2008.

The Company has $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013. The 2005 Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The 2005 Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. As of December 31, 2008, $200,000,000 was outstanding under the 2005 Senior Notes and the average interest rate was 3.7%. The Company was in compliance with all 2005 Senior Notes covenants as of December 31, 2008.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit with a maturity date of June 30, 2009. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of December 31, 2008. Outstanding letters of credit under the Credit Line were $527,000 as of December 31, 2008.

Interest Rate Risk Management

From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate collar and swap agreements and are entered into with large multinational banks. Derivative financial instruments related to the Company’s interest rate risks are intended to reduce the Company’s exposure to increases in the benchmark interest rates underlying the Company’s floating rate senior notes and variable rate bank credit facility.

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of December 31, 2008, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional			Fixed
Amount	Effective date	Termination date	pay rate	Receive rate

$50,000	April 2004	May 2009	4.00%	Three-month LIBOR
$100,000	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	November 2008	February 2013	3.50%	Three-month LIBOR

On November 14, 2006, the Company entered into a $50,000,000 two-year zero-cost interest rate collar agreement which matured on November 28, 2008. The collar used LIBOR as its interest rate basis. The cap rate was set at 5.375% and the floor was set at 4.33%. When LIBOR was above the cap, the Company received the difference between LIBOR and the cap. When LIBOR was below the floor, the Company paid the difference between LIBOR and the floor. When LIBOR was between the cap rate and the floor, no payments were required. The collar was designated as a cash flow hedge for the Company’s variable rate senior notes.

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in 2008, 2007 and 2006. At December 31, 2008, the fair value of the swap agreements was $21,002,000, of which $502,000 was recorded as other accrued liabilities for the swap maturing within the next twelve months and $20,500,000 was recorded as other long-term liabilities, for swap maturities greater than twelve months. At December 31, 2007, the fair value of the interest rate collar and swap agreements was $6,488,000, of which $192,000 was recorded as other accrued liabilities for the collar maturing within the next twelve months and $6,296,000 was recorded as other long-term liabilities for swap maturities greater than twelve months. The Company has recorded, in interest expense, net losses (gains) related to the interest rate collar and swap agreements of $3,404,000, $(633,000) and $(81,000) for the years ended December 31, 2008, 2007 and 2006, respectively. Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $3,842,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were derived as of December 31, 2008 and 2007 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments.

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

On November 4, 2008, the Company entered into two interest rate swap agreements in a total notional amount of $50,000,000 with a fixed rate of 3.5% for the purpose of extending an existing hedge of its exposure to interest rate fluctuations on floating rate interest payments on the Company’s variable rate senior notes. The term of the two new swap agreements started on November 28, 2008, which was the maturity date of an interest rate collar with the same total notional amount of $50,000,000, and ends on February 28, 2013, the maturity date of the Company’s variable rate senior notes. The swap agreements effectively convert the Company’s interest rate obligation on a portion of the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. The swap agreements are designated as cash flow hedges for the Company’s variable rate senior notes.

Foreign Currency Risk Management

From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to its forecasted foreign currency transactions to attempt to reduce the risk of its exposure to foreign currency rate fluctuations in its future diesel engine services inventory purchase commitments. These transactions, which relate to foreign currency obligations for the purchase of equipment from foreign suppliers, generally are purchased call options and are entered into with large multinational banks.

As of December 31, 2008, the Company has purchased Euro call options with a 1.28 strike price in the amount of 264,090 Euros maturing on March 1, 2010 and 528,180 Euros maturing on December 1, 2010. The purchased call options are designated as cash flow hedges, therefore, the changes in fair value, to the extent the purchased call options agreements are effective, are recognized in other comprehensive income until the purchased call option expires and is recognized in cost of sales and operating expenses.

No losses or gains on ineffectiveness or realized gains or losses were recognized in 2008, 2007 and 2006. At December 31, 2008, the fair value of the purchased call options was $188,000, of which all was recorded as other assets. The Company anticipates no net gains included in accumulated other comprehensive income will be transferred into earnings over the next year based on the maturity dates of the current purchased call options being in excess of twelve months. Fair value amounts were derived as of December 31, 2008 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments.

Capital Expenditures

Capital expenditures for 2008 were $173,019,000 of which $89,181,000 was for construction of new tank barges and towboats, and $83,838,000 was primarily for upgrading of the existing marine transportation fleet. Capital expenditures for 2007 were $164,083,000 of which $67,898,000 was for construction of new tank barges and towboats, and $96,185,000 was primarily for upgrading of the existing marine transportation fleet. Capital expenditures for 2006 were $139,129,000, of which $58,649,000 was for construction of new tank barges and towboats, and $80,480,000 was primarily for upgrading of the existing marine transportation fleet. Financing of the construction of the new tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

A summary of the new tank barge construction follows:

Contract	No. of	Total	Expended					Placed in Service
Date	Barges	Capacity	2006	2007	2008	Total		2006	2007	2008	2009*	2010*
				($ in millions)					(Barrels in thousands)

June 2004	11	311,000	.1	—	—	24.7		—	—	—	—	—
July 2004	7	199,000	.2	—	—	15.0		28	—	—	—	—
Nov. 2004	20	221,000	1.4	—	—	23.3		—	—	—	—	—
July 2005	10	285,000	11.6	4.3	—	19.6		171	114	—	—	—
July 2005	13	368,000	28.4	—	—	28.4		368	—	—	—	—
Mar. 2006	12	347,000	2.4	28.0	—	30.4		—	347	—	—	—
April 2006	8	227,000	1.4	9.9	6.4	17.7		—	85	142	—	—
June 2006	2	21,000	1.8	.9	—	2.7		—	21	—	—	—
Oct. 2006	6	66,000	1.7	6.2	.4	8.3		—	44	22	—	—
Feb. 2007	1	19,000	—	2.9	—	2.9		—	19	—	—	—
Feb. 2007	12	340,000	—	—	36.7	36.7		—	—	340	—	—
Aug. 2007	6	71,000	—	2.2	7.9	10.1		—	—	71	—	—
Dec. 2007	2	21,000	—	—	2.6	3.1	Est.	—	—	11	10	—
Jan. 2008	14	322,000	—	—	—	37.7	Est.	—	—	—	322	—
Mar. 2008	2	56,000	—	—	—	6.7	Est.	—	—	—	56	—
Apr. 2008	6	63,000	—	—	3.6	11.4	Est.	—	—	—	53	10
May 2008	5	104,000	—	—	10.6	29.3	Est.	—	—	—	104	—
May 2008	6	168,000	—	—	4.9	16.4	Est.	—	—	—	168	—
Aug. 2008	15	420,000	—	—	—	41.7	Est.	—	—	—	420	—

*	Based on current or expected construction schedule

A summary of the new towboat construction follows:

Contract	No. of			Expended					Placed in Service
Date	Towboats	Horsepower	Market	2006	2007	2008	Total		2006	2007	2008	2009*	2010*
					($ in millions)

Dec. 2005	4	2100	River	$6.8	$4.9	$—	$14.9		1	3	—	—	—
Aug. 2006	4	1800	Canal	2.8	7.0	3.3	13.1		—	1	3	—	—
Mar. 2007	4	1800	Canal	—	1.2	9.1	13.1	Est.	—	—	1	3	—
June 2007	2	1800	Canal	—	.3	2.2	6.9	Est.	—	—	—	2	—
Aug. 2007	2	1800	Canal	—	.1	1.5	6.9	Est.	—	—	—	—	2

*	Based on current or expected construction schedule

Funding for future capital expenditures and new tank barge and towboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

During 2008, the Company purchased in the open market 837,400 shares of common stock at a total purchase price of $33,377,000, for an average price of $39.86. The Company did not purchase any common stock during 2007. During 2006, the Company purchased in the open market 162,900 shares of common stock at a total purchase price of $4,789,000, for an average price of $29.40 per share. As of February 27, 2009, the Company had 1,420,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $245,947,000, $235,746,000 and $150,364,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in 2008 versus 2007 reflected higher 2008 net earnings, higher depreciation and amortization expense attributable to the new tank barge and towboat construction and acquisitions, and a higher deferred tax provision primarily due to bonus tax depreciation on qualifying expenditures due to the Economic Stimulus Act of 2008. This was partially offset by net negative cash flows resulting from changes in operating assets and liabilities in 2008 compared to net positive cash flows in 2007. The 2008 year experienced a larger increase in accounts receivables, a decrease in accounts payable reflecting the declining business levels in late 2008 versus an increase in accounts payable during 2007 as business levels were increasing, and a pension contribution of $32,000,000 in 2008 versus none in 2007. This was partially offset by decreases in inventory during 2008 due to inventory purchases in the 2007 fourth quarter being utilized in the 2008 first quarter service projects and lower activity levels in the 2008 fourth quarter versus an increase in 2007 to support the 2008 first quarter service projects, and prepaid fuel expenses decreasing during 2008 due to falling fuel prices versus prepaid fuel expenses increasing during 2007 due to rising fuel prices.

The increase in 2007 versus 2006 reflected stronger net earnings in 2007 versus 2006, higher depreciation and amortization expense attributable to the new construction program and acquisitions, and higher cash flows resulting from changes in operating assets and liabilities. The 2007 year experienced a net increase in cash flows from changes in operating assets and liabilities versus a net decrease in 2006 primarily due to the timing of federal income tax payments, including a 2006 tax year refund carryover to 2007 and the settlement in 2006 of the audit of the Company’s 2002 through 2004 federal tax returns with the Internal Revenue Service. In addition, 2007 included improved accounts receivable collections versus 2006 in the diesel engine services segment, higher employee incentive compensation accruals, and an increase in deferred revenue liabilities in 2007 versus a decrease in 2006. These increases were partially offset by higher inventory levels in 2007 versus 2006.

Funds generated are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings associated with each of the above and other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of February 26, 2009, $203,706,000 under its Revolving Credit Facility and $4,461,000 available under its Credit Line.

Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for pricing grids on its Revolving Credit Facility.

The Company expects to continue to fund expenditures for acquisitions, capital construction projects, common stock repurchases, repayment of borrowings, and for other operating requirements from a combination of funds generated from operating activities and available financing arrangements.

The credit markets are currently undergoing significant volatility. Many financial institutions have been recently experiencing liquidity concerns, prompting government intervention to mitigate pressure on the credit markets. The Company’s material exposure to the current credit market crisis includes its Revolving Credit Facility, 2005 Senior Notes and counterparty performance risks related to its interest rate swap agreements.

The Revolving Credit Facility’s commitment is in the amount of $250,000,000 and expires June 14, 2011. As of December 31, 2008, the Company had $202,706,000 available under the Revolving Credit Facility. Future extensions of the Revolving Credit Facility may contain terms that are less favorable than those of the current Revolving Credit Facility should current credit market volatility be prolonged for several years. The Revolving Credit Facility also allows for an increase in the commitments from the banks from the current $250,000,000 level up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. Based on current economic conditions and credit market volatility, there is no guarantee that the participating banks would elect to increase the commitment, and if they did, the terms may be less favorable than the current Revolving Credit Facility. The 2005 Senior Notes of $200,000,000 do not mature until 2013 and require no prepayments. Bond and private placement markets were negatively impacted by the worldwide credit crisis, which resulted in more restrictive access by issuers and higher costs. While the Company currently has no plans to access the bond market, should the Company decide to do so in the near term, the terms, size and cost of a new debt issue could be less favorable.

Current market conditions also elevate the concern over counterparty risks related to the Company’s interest rate swap agreements used to hedge the Company’s exposure to fluctuating interest rates. The counterparties to these contracts are large multinational banks. The Company may not realize the benefit of some of its hedges should one of these financial counterparties not perform.

There are numerous factors that may negatively impact the Company’s cash flow in 2009. For a list of significant risks and uncertainties that could impact cash flows, see Note 11, Contingencies and Commitments in the financial statements. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 4, Long-Term Debt in the financial statements.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $9,203,000 at December 31, 2008, including $5,328,000 in letters of credit and debt guarantees, and $3,875,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

All marine transportation term contracts contain fuel escalation clauses. However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to recover changes in fuel costs due to fuel price changes; however, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. Spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

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

Contractual Obligations

The contractual obligations of the Company and its subsidiaries at December 31, 2008 consisted of the following (in thousands):

	Payments Due By Period
		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Long-term debt	$247,307	$1,243	$46,058	$200,006	$—
Non-cancelable operating leases — tank barges	42,470	7,680	14,540	11,983	8,267
Non-cancelable operating leases — towboats	114,385	63,024	43,466	7,895	—
Non-cancelable operating leases — land, buildings and equipment	30,181	4,565	7,813	6,502	11,301
Tank barge and towboat construction contracts	140,294	140,294	—	—	—

	$574,637	$216,806	$111,877	$226,386	$19,568

The majority of the towboat charter agreements are for terms of one year or less. The Company’s towboat rental agreements provide the Company with the option to terminate most agreements with notice ranging from seven to 90 days. The Company estimates that 80% of the charter rental cost is related to towboat crew costs, maintenance and insurance.

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

In September 2006, the FASB issued FASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) recognize in its balance sheet an asset for a defined benefit plan’s overfunded status or a liability for its underfunded status; (b) recognize changes in the funded status of a defined benefit postretirement plan that are not recognized as components of net periodic benefit cost in comprehensive income in the year in which the changes occur; and (c) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). The requirement to recognize the funded status of a benefit plan and the disclosure requirements was effective for the Company’s fiscal year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of a Company’s fiscal year end balance sheet was effective for the Company’s fiscal year ending on December 31, 2008.

In February 2007, the FASB issued FASB No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company adopted SFAS No. 159 effective January 1, 2008 with no effect on the Company’s financial position or results of operations as the Company has currently chosen not to elect the fair value option for any eligible items that are not already required to be measured at fair value in accordance with United States generally accepted accounting principles.

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

In December 2007, the FASB issued FASB No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The Company is currently evaluating the impact of the adoption of SFAS No. 160 on its consolidated financial statements, which the Company is required to adopt beginning in the first quarter of 2009.

In March 2008, the FASB issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company is currently evaluating the impact of the adoption of SFAS No. 161 on its consolidated financial statements, which the Company is required to adopt beginning in the first quarter of 2009.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would impact the 2009 interest expense by approximately $42,000, based on balances outstanding at December 31, 2008, and change the fair value of the Company’s debt by less than 1%.

Interest Rate Risk Management

From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate collar and swap agreements and are entered into with large multinational banks. Derivative financial instruments related to the Company’s interest rate risks are intended to reduce the Company’s exposure to increases in the benchmark interest rates underlying the Company’s floating rate senior notes and variable rate bank credit facility. The Company does not enter into derivative financial instrument transactions for speculative purposes.

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of December 31, 2008, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional			Fixed
Amount	Effective date	Termination date	pay rate	Receive rate

$50,000	April 2004	May 2009	4.00%	Three-month LIBOR
$100,000	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	November 2008	February 2013	3.50%	Three-month LIBOR

On November 14, 2006, the Company entered into a $50,000,000 two-year zero-cost interest rate collar agreement, which matured on November 28, 2008. The collar used LIBOR as its interest rate basis. The cap rate was set at 5.375% and the floor was set at 4.33%. When LIBOR was above the cap, the Company received the difference between LIBOR and the cap. When LIBOR was below the floor, the Company paid the difference between LIBOR and the floor. When LIBOR was between the cap rate and the floor, no payments were required. The collar was designated as a cash flow hedge for the Company’s variable rate senior notes.

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in 2008, 2007 and 2006. At December 31, 2008, the fair value of the swap agreements was $21,002,000, of which $502,000 was recorded as other accrued liabilities for the swap maturing within the next twelve months and $20,500,000 was recorded as other long-term liabilities, for swap maturities greater than twelve months. At December 31, 2007, the fair value of the interest rate collar and swap agreements was $6,488,000, of which $192,000 was recorded as other accrued liabilities for the collar maturing within the next twelve months and $6,296,000 was recorded as other long-term liabilities for swap maturities greater than twelve months. The Company has recorded, in interest expense, net losses (gains) related to the interest rate collar and swap agreements of $3,404,000, $(633,000) and $(81,000) for the years ended December 31, 2008, 2007 and 2006, respectively. Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $3,842,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were derived as of December 31, 2008 and 2007 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments.

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

On November 4, 2008, the Company entered into two interest rate swap agreements in a total notional amount of $50,000,000 with a fixed rate of 3.5% for the purpose of extending an existing hedge of its exposure to interest rate fluctuations on floating rate interest payments on the Company’s variable rate senior notes. The term of the two new swap agreements started on November 28, 2008, which was the maturity date of an interest rate collar with the same total notional amount of $50,000,000, and ends on February 28, 2013, the maturity date of the Company’s variable rate senior notes. The swap agreements effectively convert the Company’s interest rate obligation on a portion of the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. The swap agreements are designated as cash flow hedges for the Company’s variable rate senior notes.

Foreign Currency Risk Management

From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to its forecasted foreign currency transactions to attempt to reduce the risk of its exposure to foreign currency rate fluctuations in its future diesel engine services inventory purchase commitments. These transactions, which relate to foreign currency obligations for the purchase of equipment from foreign suppliers, generally are purchased call options and are entered into with large multinational banks. The Company does not enter into derivative financial instrument transactions for speculative purposes.

As of December 31, 2008, the Company has purchased Euro call options with a 1.28 strike price in the amount of 264,090 Euros maturing on March 1, 2010 and 528,180 Euros maturing on December 1, 2010. The purchased call options are designated as cash flow hedges, therefore, the changes in fair value, to the extent the purchased call options agreements are effective, are recognized in other comprehensive income until the purchased call option expires and is recognized in cost of sales and operating expenses.

No losses or gains on ineffectiveness or realized gains or losses were recognized in 2008, 2007 and 2006. At December 31, 2008, the fair value of the purchased call options was $188,000, of which all was recorded as other assets. The Company anticipates no net gains included in accumulated other comprehensive income will be transferred into earnings over the next year based on the maturity dates of the current purchased call options being in excess of twelve months. Fair value amounts were derived as of December 31, 2008 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report (see Item 15, page 86).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2008, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report which is included herein.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10 Through 14.

The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2008, except for the information regarding executive officers which is provided under Item 1.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kirby Corporation:

We have audited Kirby Corporation and consolidated subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kirby Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kirby Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston, Texas
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kirby Corporation:

We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kirby Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Houston, Texas
February 27, 2009

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
	($ in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$8,647	$5,117
Accounts receivable:
Trade — less allowance for doubtful accounts of $8,878 ($2,016 in 2007)	187,210	175,876
Other	12,976	7,713
Inventory — finished goods, at lower of average cost or market	48,518	53,377
Prepaid expenses and other current assets	12,163	18,731
Deferred income taxes	9,997	6,529

Total current assets	279,511	267,343

Property and equipment:
Marine transportation equipment	1,550,547	1,391,613
Land, buildings and equipment	105,028	98,317

	1,655,575	1,489,930
Accumulated depreciation	664,643	583,832

Property and equipment, net	990,932	906,098

Investment in marine affiliates	2,056	1,921
Goodwill — less accumulated amortization of $15,566 in 2008 and 2007	230,774	229,292
Other assets	22,825	25,821

Total assets	$1,526,098	$1,430,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,243	$1,368
Income taxes payable	4,755	9,182
Accounts payable	78,020	100,908
Accrued liabilities:
Interest	1,008	1,200
Insurance premiums and claims	25,796	21,360
Employee compensation	36,957	34,439
Taxes — other than on income	7,300	6,789
Other	10,981	9,403
Deferred revenues	7,006	6,771

Total current liabilities	173,066	191,420

Long-term debt — less current portion	246,064	296,015
Deferred income taxes	145,568	130,899
Minority interests	3,502	2,977
Other long-term liabilities	67,845	39,334

Total long-term liabilities	462,979	469,225

Contingencies and commitments	—	—
Stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 57,337,000 shares	5,734	5,734
Additional paid-in capital	225,718	211,983
Accumulated other comprehensive income — net	(55,047)	(22,522)
Retained earnings	804,425	647,692
Treasury stock — at cost, 3,848,000 shares in 2008 and 3,806,000 in 2007	(90,777)	(73,057)

Total stockholders’ equity	890,053	769,830

Total liabilities and stockholders’ equity	$1,526,098	$1,430,475

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	($ in thousands,
	except per share amounts)

Revenues:
Marine transportation	$1,095,475	$928,834	$807,216
Diesel engine services	264,679	243,791	177,002

Total revenues	1,360,154	1,172,625	984,218

Costs and expenses:
Costs of sales and operating expenses	843,310	735,427	631,334
Selling, general and administrative	142,171	121,952	107,728
Taxes, other than on income	13,120	13,159	12,826
Depreciation and amortization	91,199	80,916	64,396
Loss (gain) on disposition of assets	(142)	383	(1,436)

Total costs and expenses	1,089,658	951,837	814,848

Operating income	270,496	220,788	169,370
Equity in earnings of marine affiliates	134	266	707
Other expense	(649)	(221)	(116)
Minority interests	(1,305)	(717)	(558)
Interest expense	(14,064)	(20,284)	(15,201)

Earnings before taxes on income	254,612	199,832	154,202
Provision for taxes on income	(97,444)	(76,491)	(58,751)

Net earnings	$157,168	$123,341	$95,451

Net earnings per share of common stock:
Basic	$2.94	$2.33	$1.82
Diluted	$2.91	$2.29	$1.79

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	($ in thousands)

Common stock:
Balance at beginning of year	$5,734	$5,734	$3,091
Two-for-one stock split with distribution date of May 31, 2006	—	—	2,643

Balance at end of year	$5,734	$5,734	$5,734

Additional paid-in capital:
Balance at beginning of year	$211,983	$208,032	$204,453
Excess of proceeds received upon exercise of stock options and issuance of restricted stock over cost of treasury stock issued	3,879	746	4,553
Tax benefit realized from equity compensation plans	8,930	2,995	5,520
Two-for-one stock split with distribution date of May 31, 2006	—	—	(2,643)
Issuance of restricted stock, net of forfeitures	(8,332)	(6,133)	(5,607)
Amortization of unearned compensation	9,258	6,343	6,816
Reclassification from unearned compensation	—	—	(5,060)

Balance at end of year	$225,718	$211,983	$208,032

Accumulated other comprehensive income:
Balance at beginning of year	$(22,522)	$(23,087)	$(2,028)
Change in defined benefit plans’ minimum liabilities, net of taxes ($14,344 in 2008, $(2,600) in 2007 and $13,677 in 2006)	(23,134)	4,063	(21,925)
Change in fair value of derivative financial instruments, net of taxes ($5,049 in 2008, $1,884 in 2007 and $(466) in 2006)	(9,391)	(3,498)	866

Balance at end of year	$(55,047)	$(22,522)	$(23,087)

Unearned compensation:
Balance at beginning of year	$—	$—	$(5,060)
Reclassification to additional paid-in capital	—	—	5,060

Balance at end of year	$—	$—	$—

Retained earnings:
Balance at beginning of year	$647,692	$524,351	$428,900
Net earnings for the year	157,168	123,341	95,451
Adjustment to initially apply FASB Statement No. 158, net of taxes of $270	(435)	—	—

Balance at end of year	$804,425	$647,692	$524,351

Treasury stock:
Balance at beginning of year	$(73,057)	$(83,035)	$(91,814)
Purchase of treasury stock (837,000 in 2008 and 163,000 shares in 2006)	(33,377)	—	(4,789)
Cost of treasury stock issued upon exercise of stock options and issuance of restricted stock (795,000 in 2008, 548,000 in 2007 and 745,000 in 2006)	15,657	9,978	13,568

Balance at end of year	$(90,777)	$(73,057)	$(83,035)

Comprehensive income:
Net earnings for the year	$157,168	$123,341	$95,451
Other comprehensive income (loss), net of taxes ($19,394 in 2008, $(716) in 2007 and $13,211 in 2006)	(32,525)	565	(21,059)

Total comprehensive income	$124,643	$123,906	$74,392

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	($ in thousands)

Cash flows from operating activities:
Net earnings	$157,168	$123,341	$95,451
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	91,199	80,916	64,396
Provision for doubtful accounts	7,799	85	60
Provision (credit) for deferred income taxes	34,280	1,653	(292)
Loss (gain) on disposition of assets	(142)	383	(1,436)
Equity in earnings of marine affiliates, net of distributions	(134)	395	(707)
Amortization of unearned compensation	9,258	6,343	6,816
Other	1,370	825	634
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	(21,277)	1,868	(15,540)
Inventory	6,208	(9,335)	(5,009)
Other assets	7,053	(1,198)	4,456
Income taxes payable	(7,530)	8,614	(1,549)
Accounts payable	(22,888)	11,742	11,276
Accrued and other liabilities	(16,417)	10,114	(8,192)

Net cash provided by operating activities	245,947	235,746	150,364

Cash flows from investing activities:
Capital expenditures	(173,019)	(164,083)	(139,129)
Acquisitions of businesses and marine equipment, net of cash acquired	(5,480)	(67,185)	(143,911)
Proceeds from disposition of assets	1,978	3,417	3,077
Other	—	(52)	(7,313)

Net cash used in investing activities	(176,521)	(227,903)	(287,276)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	(49,050)	(12,350)	107,400
Payments on long-term debt, net	(1,091)	(984)	(96)
Return of investment to minority interests	(894)	(1,333)	(1,256)
Proceeds from minority interest investment	113	575	1,760
Proceeds from exercise of stock options	12,888	5,718	13,188
Purchase of treasury stock	(33,377)	—	(4,789)
Excess tax benefit from equity compensation plans	5,515	2,995	5,520

Net cash provided by (used in) financing activities	(65,896)	(5,379)	121,727

Increase (decrease) in cash and cash equivalents	3,530	2,464	(15,185)
Cash and cash equivalents, beginning of year	5,117	2,653	17,838

Cash and cash equivalents, end of year	$8,647	$5,117	$2,653

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$14,002	$20,171	$15,154
Income taxes	$65,180	$63,341	$55,072
Noncash investing activity:
Disposition of assets for note receivables	$—	$—	$1,735
Cash acquired in acquisitions	$—	$10	$2,790
Debt assumed in acquisitions	$—	$245	$2,625

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

Accounts Receivable.  In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 2008 and 2007 were $31,578,000 and $32,098,000, respectively, of accruals for revenues earned which have not been invoiced as of the end of each year.

The Company’s marine transportation and diesel engine services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with insurance companies. Included in accounts receivable as of December 31, 2008 and 2007 were $2,500,000 and $150,000, respectively, of receivables from insurance companies to cover claims in excess of the Company’s deductible.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company adopted SFAS No. 159 effective January 1, 2008 with no effect on the Company’s financial position or results of operations as the Company has currently chosen not to elect the fair value option for any eligible items that are not already required to be measured at fair value in accordance with United States generally accepted accounting principles.

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

otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in the statement of earnings. Maintenance and repairs are charged to operating expense as incurred.

Environmental Liabilities.  The Company expenses costs related to environmental events as they are incurred or when a loss is considered probable and estimable.

Goodwill.  The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. Goodwill, including goodwill associated with equity method investments, is not amortized. The Company conducted its annual goodwill impairment test at November 30, 2008, noting no impairment of goodwill. The Company will continue to conduct goodwill impairment tests as of November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary.

Revenue Recognition.  The majority of marine transportation revenue is derived from term contracts, ranging from one to five years, with renewal options, and the remainder is from spot market movements. The majority of the term contracts are for terms of one year. The Company is a provider of marine transportation services for its customers and, in almost all cases, does not assume ownership of the products it transports. A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate or at a daily rate. The rate may or may not escalate during the term of the contract, however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate, including fuel, and are subject to market volatility. The Company uses a voyage accounting method of revenue recognition for its marine transportation revenues which allocates voyage revenue based on the percent of the voyage completed during the period. There is no difference in the recognition of revenue between a term contract and a spot contract.

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

Stock-Based Compensation.  The Company has share-based compensation plans covering selected officers and other key employees as well as the Company’s Board of Directors. Stock-based grants made under the Company’s stock plans are recorded at fair value on the date of the grant and the cost is recognized ratably over the vesting period of the stock option or restricted stock. Stock option grants are valued at the date of grant as calculated under the Black-Scholes option pricing model. The Company’s stock-based compensation plans are more fully described in Note 7, Stock Award Plans.

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

Accrued Insurance.  Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (IBNR) or fully developed based on past experience. Insurance premiums, IBNR losses and incurred claims losses, up to the Company’s deductible, for 2008, 2007 and 2006 were $19,130,000, $14,317,000 and $9,383,000, respectively.

Minority Interests.  The Company has a majority interest in and is the general partner in several affiliated entities. In situations where losses applicable to the minority interest in the affiliated entities exceed the limited partners’ equity capital, such excess and any further loss attributable to the minority interest is charged against the Company’s interest in the affiliated entities. If future earnings materialize in the respective affiliated entities, the Company’s interest would be credited to the extent of any losses previously absorbed.

In December 2007, the FASB issued FASB No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The Company is currently evaluating the impact of the adoption of SFAS No. 160 on its consolidated financial statements, which the Company is required to adopt beginning in the first quarter of 2009.

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

SFAS No. 157 establishes a three tier value hierarchy, which prioritizes the inputs to valuation techniques used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little, if any, market data exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2008 (in thousands):

	Quoted Prices in
	Active Markets for	Significant	Significant	Total
	Identical Assets	Other Observable	Unobservable	Fair Value
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Measurements

Assets:
Derivatives	$—	$188	$—	$188

Liabilities:
Derivatives	$—	$21,002	$—	$21,002

The fair value of the Company’s derivative instruments is more fully described in Note 3, Derivative Instruments.

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

In March 2008, the FASB issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative

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

(2)	Acquisitions

On June 30, 2008, the Company purchased substantially all of the assets of Lake Charles Diesel, Inc. (“Lake Charles Diesel”) for $3,680,000 in cash. Lake Charles Diesel was a Gulf Coast high-speed diesel engine services provider operating factory-authorized full service marine dealerships for Cummins, Detroit Diesel and Volvo engines, as well as an authorized marine dealer for Caterpillar engines in Louisiana.

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

On October 4, 2006, the Company signed agreements to purchase 11 inland tank barges from Midland Marine Corporation (“Midland”) and Shipyard Marketing, Inc. (“Shipyard”) for $10,600,000 in cash. The Company purchased four of the barges during 2006 for $3,300,000 and the remaining seven barges in 2007 for $7,300,000. The Company had been leasing the barges from Midland and Shipyard prior to their purchase.

On July 24, 2006, the Company signed an agreement to purchase the assets of Capital Towing Company (“Capital”), consisting of 11 towboats, for $15,000,000 in cash. The Company purchased nine of the towboats during 2006 for $13,299,000 and the remaining two towboats in 2007 for $1,701,000. The Company and Capital entered into a vessel operating agreement whereby Capital is contracted to crew and operate the towboats for the Company.

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

Effective January 1, 2006, the Company acquired an additional one-third interest in Osprey Line, L.L.C. (“Osprey”), increasing the Company’s ownership to a two-thirds interest. Osprey, formed in 2000, operates a barge feeder service for cargo containers on the Gulf Intracoastal Waterway, as well as several ports located above Baton Rouge on the Mississippi River.

Pro forma results of the acquisitions made in 2006 through 2008 have not been presented as the pro forma revenues, earnings before taxes on income, net earnings and net earnings per share would not be materially different from the Company’s actual results.

(3)	Derivative Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), established accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative’s gain and losses to offset related results on the hedged item in the statement of earnings. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the cumulative difference between the fair value of the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings.

Interest Rate Risk Management

From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate collar and swap agreements and are entered into with large multinational banks. Derivative financial instruments related to the Company’s interest rate risks are intended to reduce the Company’s exposure to increases in the benchmark interest rates underlying the Company’s floating rate senior notes and variable rate bank credit facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Derivative Instruments — (Continued)

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of December 31, 2008, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional			Fixed
Amount	Effective date	Termination date	pay rate	Receive rate

$50,000	April 2004	May 2009	4.00%	Three-month LIBOR
$100,000	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	November 2008	February 2013	3.50%	Three-month LIBOR

On November 14, 2006, the Company entered into a $50,000,000 two-year zero-cost interest rate collar agreement which matured on November 28, 2008. The collar used London Interbank Offered Rate (“LIBOR”) as its interest rate basis. The cap rate was set at 5.375% and the floor was set at 4.33%. When LIBOR was above the cap, the Company received the difference between LIBOR and the cap. When LIBOR was below the floor, the Company paid the difference between LIBOR and the floor. When LIBOR was between the cap rate and the floor, no payments were required. The collar was designated as a cash flow hedge for the Company’s variable rate senior notes.

The interest rate collar and swap agreements hedge a majority of the Company’s long-term debt and only an immaterial loss on ineffectiveness was recognized in 2008, 2007 and 2006. At December 31, 2008, the fair value of the swap agreements was $21,002,000, of which $502,000 was recorded as other accrued liabilities for the swap maturing within the next twelve months and $20,500,000 was recorded as other long-term liabilities, for swap maturities greater than twelve months. At December 31, 2007, the fair value of the interest rate collar and swap agreements was $6,488,000, of which $192,000 was recorded as other accrued liabilities for the collar maturing within the next twelve months and $6,296,000 was recorded as other long-term liabilities for swap maturities greater than twelve months. The Company has recorded, in interest expense, net losses (gains) related to the interest rate collar and swap agreements of $3,404,000, $(633,000) and $(81,000) for the years ended December 31, 2008, 2007 and 2006, respectively. Gains or losses on the interest rate collar and swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company anticipates $3,842,000 of net losses included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Fair value amounts were derived as of December 31, 2008 and 2007 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments.

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

new swap agreements started on November 28, 2008, which was the maturity date of an interest rate collar with the same total notional amount of $50,000,000, and ends on February 28, 2013, the maturity date of the Company’s variable rate senior notes. The swap agreements effectively convert the Company’s interest rate obligation on a portion of the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. The swap agreements are designated as cash flow hedges for the Company’s variable rate senior notes.

Foreign Currency Risk Management

From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to its forecasted foreign currency transactions to attempt to reduce the risk of its exposure to foreign currency rate fluctuations in its future diesel engine services inventory purchase commitments. These transactions, which relate to foreign currency obligations for the purchase of equipment from foreign suppliers, generally are purchased call options and are entered into with large multinational banks.

As of December 31, 2008, the Company has purchased Euro call options with a 1.28 strike price in the amount of 264,090 Euros maturing on March 1, 2010 and 528,180 Euros maturing on December 1, 2010. The purchased call options are designated as cash flow hedges, therefore, the changes in fair value, to the extent the purchased call options agreements are effective, are recognized in other comprehensive income until the purchased call option expires and is recognized in cost of sales and operating expenses.

No losses or gains on ineffectiveness or realized gains or losses were recognized in 2008, 2007 and 2006. At December 31, 2008, the fair value of the purchased call options was $188,000, of which all was recorded as other assets. The Company anticipates no net gains included in accumulated other comprehensive income will be transferred into earnings over the next year based on the maturity dates of the current purchased call options being in excess of twelve months. Fair value amounts were derived as of December 31, 2008 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments.

(4)	Long-Term Debt

Long-term debt at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007

Long-term debt, including current portion:
$250,000,000 revolving credit facility due June 14, 2011	$46,000	$95,050
Senior notes due February 28, 2013	200,000	200,000
Other long-term debt	1,307	2,333

	$247,307	$297,383

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Long-Term Debt — (Continued)

The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2009	$1,243
2010	36
2011	46,022
2012	6
2013	200,000
Thereafter	—

$247,307

The Company has an unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank, with a maturity date of June 14, 2011. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. The unsecured Revolving Credit Facility has a variable interest rate based on LIBOR and varies with the Company’s senior debt rating and the level of debt outstanding. The variable interest rate spread for 2008 was 40 basis points over LIBOR and the commitment fee and utilization fee were each .10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of December 31, 2008, the Company was in compliance with all Revolving Credit Facility covenants and had $46,000,000 of borrowings outstanding under the Revolving Credit Facility. The average borrowing under the Revolving Credit Facility during 2008 was $77,133,000, computed by averaging the daily balance, and the weighted average interest rate was 3.4%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $1,294,000 as of December 31, 2008.

The Company has $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013. The 2005 Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The 2005 Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. As of December 31, 2008, $200,000,000 was outstanding under the 2005 Senior Notes and the 2008 average interest rate was 3.7%, computed by dividing the interest expense under the 2005 Senior Notes by the average 2005 Senior Notes borrowings of $200,000,000. The Company was in compliance with all 2005 Senior Notes covenants at December 31, 2008.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit with a maturity date of June 30, 2009. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of December 31, 2008. Outstanding letters of credit under the Credit Line were $527,000 as of December 31, 2008.

The Company is of the opinion that the amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt at December 31, 2008 and 2007.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Taxes on Income

Earnings before taxes on income and details of the provision (credit) for taxes on income for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006

Earnings before taxes on income — United States	$254,612	$199,832	$154,202

Provision (credit) for taxes on income:
Federal
Current	$55,077	$67,766	$53,539
Deferred	31,928	532	(316)
State and local	10,439	8,193	5,528

	$97,444	$76,491	$58,751

During the three years ended December 31, 2008, 2007 and 2006, tax benefits related to the exercise of stock options and the issuance of restricted stock that were allocated directly to additional paid-in capital were $8,930,000, $2,995,000 and $5,520,000, respectively.

The Company’s provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 2008, 2007 and 2006 due to the following:

	2008	2007	2006

United States income tax statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.7	2.7	2.3
Non-deductible items	.6	.6	.8

	38.3%	38.3%	38.1%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Taxes on Income — (Continued)

The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax assets and liabilities at December 31, 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006

Current deferred tax assets:
Compensated absences	$546	$510	$497
Allowance for doubtful accounts	3,101	700	672
Insurance accruals	3,695	2,959	2,250
Other	2,655	2,360	1,658

	$9,997	$6,529	$5,077

Non-current deferred tax assets and liabilities:
Deferred tax assets:
Postretirement health care benefits	$3,654	$3,391	$3,226
Insurance accruals	1,010	1,022	1,783
Deferred compensation	6,000	4,949	1,885
Unrealized loss on derivative financial instruments	7,325	2,271	387
Unrealized loss on defined benefit plans	23,496	10,378	12,711
Tax credit carryforwards	2,570	3,249	496
Other	6,676	5,742	4,624
Valuation allowance	(487)	(496)	(496)

	50,244	30,506	24,616

Deferred tax liabilities:
Property	(162,496)	(137,433)	(125,431)
Deferred state taxes	(13,846)	(12,739)	(10,948)
Pension benefits	(12,721)	(4,415)	(7,075)
Goodwill and other intangibles	(5,593)	(5,811)	(6,365)
Other	(1,156)	(1,007)	(740)

	(195,812)	(161,405)	(150,559)

	$(145,568)	$(130,899)	$(125,943)

The valuation allowance at December 31, 2008 relates to a capital loss carryforward that expires in 2009 and will be reduced when and if the Company determines that the capital loss carryforward is more likely than not to be realized.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the 2005 through 2007 tax years. With few exceptions, the Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the 2002 through 2007 tax years.

As of December 31, 2008, the Company has provided a liability of $3,698,000 for unrecognized tax benefits related to various income tax issues which includes interest and penalties. The amount that would impact the Company’s effective tax rate, if recognized, is $2,450,000, with the difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate being primarily related to the

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Taxes on Income — (Continued)

federal tax benefit of state income tax items. It is not reasonably possible to determine if the liability for unrecognized tax benefits will significantly change prior to December 31, 2009 due to the uncertainty of possible examination results.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits is as follows (in thousands):

2008

Balance at January 1, 2008	$2,639
Additions based on tax positions related to the current year	569
Additions for tax positions of prior years	301
Reductions for tax positions of prior years	(601)
Settlements	(457)

Balance at December 31, 2008	$2,451

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company recognized net expense (income) of $(336,000) and $338,000 in interest and penalties for the years ended December 31, 2008 and 2007, respectively. The Company had $1,247,000 and $1,591,000 of accrued liabilities for the payment of interest and penalties at December 31, 2008 and 2007, respectively.

(6)	Leases

The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Lease agreements for tank barges have terms from three to seven years expiring at various dates through 2016. Lease agreements for towboats chartered by the Company have terms from 30 days to five years expiring at various dates through 2012; however, the majority of the towboat charter agreements are for terms of one year or less. Total rental expense for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	2008	2007	2006

Rental expense:
Marine equipment — tank barges	$5,117	$6,065	$8,535
Marine equipment — towboats	116,933	100,022	79,068
Other buildings and equipment	5,134	4,941	4,575

Rental expense	$127,184	$111,028	$92,178

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Leases — (Continued)

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2008 were as follows (in thousands):

	Land, Buildings	Marine Equipment
	and Equipment	Tank Barges	Towboats	Total

2009	$4,565	$7,680	$63,024	$75,269
2010	4,159	7,593	27,073	38,825
2011	3,654	6,947	16,393	26,994
2012	3,379	6,368	7,895	17,642
2013	3,123	5,615	—	8,738
Thereafter	11,301	8,267	—	19,568

	$30,181	$42,470	$114,385	$187,036

(7)	Stock Award Plans

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006

Compensation cost	$9,258	$6,343	$6,816
Income tax benefit	$3,546	$2,429	$2,597

The Company has four employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock. For all of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are five years and vest ratably over three years. At December 31, 2008, 2,146,723 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Stock Award Plans — (Continued)

The following is a summary of the stock option activity under the employee plans described above for the years ended December 31, 2008, 2007 and 2006:

	Outstanding	Weighted
	Non-Qualified or	Average
	Nonincentive	Exercise
	Stock Options	Price

Outstanding at December 31, 2005	1,798,212	$14.56
Granted	223,408	$27.17
Exercised	(946,301)	$12.71
Canceled or expired	(3,002)	$16.96

Outstanding at December 31, 2006	1,072,317	$18.80
Granted	177,766	$35.69
Exercised	(318,965)	$14.58
Canceled or expired	(668)	$16.96

Outstanding at December 31, 2007	930,450	$23.48
Granted	178,495	$46.64
Exercised	(594,764)	$20.22
Canceled or expired	—	$—

Outstanding at December 31, 2008	514,181	$35.28

Under the employee plans, stock options exercisable were 148,698, 536,600 and 522,161 at December 31, 2008, 2007 and 2006, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at December 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted			Weighted
		Contractual	Average	Aggregate		Average	Aggregate
	Number	Life in	Exercise	Intrinsic	Number	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Years	Price	Value	Exercisable	Price	Value

$16.96 — $20.89	61,674	.38	$18.17		61,674	$18.17
$22.05 — $27.60	119,874	2.02	$26.65		48,734	$25.79
$34.40 — $36.94	174,138	3.26	$35.54		38,290	$35.70
$48.00 — $48.65	158,495	4.09	$48.18		—	—

$16.96 — $48.65	514,181	2.88	$35.28	$(4,074,000)	148,698	$25.18	$324,000

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Stock Award Plans — (Continued)

The following is a summary of the restricted stock award activity under the employee plans described above for the years ended December 31, 2008, 2007 and 2006:

		Weighted
		Average
	Unvested	Grant Date
	Restricted Stock	Fair Value
	Award Shares	Per Share

Nonvested balance at December 31, 2005	337,922	$18.92
Granted	202,418	$26.45
Vested	(90,476)	$21.70
Forfeited	(7,320)	$23.53

Nonvested balance at December 31, 2006	442,544	$22.35
Granted	173,214	$36.16
Vested	(118,100)	$20.86
Forfeited	(4,240)	$31.18

Nonvested balance at December 31, 2007	493,418	$27.48
Granted	172,432	$43.57
Vested	(156,580)	$28.35
Forfeited	(6,452)	$33.46

Nonvested balance at December 31, 2008	502,818	$33.64

The Company has two director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options can be granted under one of the plans. The 2000 Director Plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted when first elected a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31, 2008, 442,707 shares were available for future grants under the 2000 Director Plan. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

On March 6, 2008, the Board of Directors approved an amendment to the Company’s 2000 Director Plan to increase the number of shares that may be issued under the plan from 600,000 to 1,000,000 shares, subject to stockholder approval. The amendment was approved by the stockholders at the Annual Meeting of Stockholders held on April 22, 2008.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Stock Award Plans — (Continued)

The following is a summary of the stock option activity under the director plans described above for the years ended December 31, 2008, 2007 and 2006:

	Outstanding	Weighted
	Non-Qualified or	Average
	Nonincentive	Exercise
	Stock Options	Price

Outstanding at December 31, 2005	354,722	$14.02
Granted	66,036	$35.20
Exercised	(77,442)	$15.27

Outstanding at December 31, 2006	343,316	$17.81
Granted	42,000	$36.82
Exercised	(80,974)	$13.17

Outstanding at December 31, 2007	304,342	$21.66
Granted	69,298	$55.49
Exercised	(64,068)	$13.43

Outstanding at December 31, 2008	309,572	$30.94

Under the director plans, options exercisable were 309,247, 304,342, and 342,306 at December 31, 2008, 2007 and 2006, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at December 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted			Weighted
		Contractual	Average	Aggregate		Average	Aggregate
	Number	Life in	Exercise	Intrinsic	Number	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Years	Price	Value	Exercisable	Price	Value

$9.69 — $9.86	10,564	.92	$9.76		10,564	$9.76
$10.06 — $12.69	60,046	2.95	$11.14		60,046	$11.14
$15.74 — $20.28	61,628	4.76	$17.69		61,628	$17.69
$35.17 — $55.49	177,334	8.31	$43.51		177,009	$43.49

$9.69 — $55.49	309,572	6.34	$30.94	$(1,108,000)	309,247	$30.91	$(1,099,000)

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Stock Award Plans — (Continued)

The following is a summary of the restricted stock award activity under the director plan described above for the years ended December 31, 2008, 2007 and 2006:

		Weighted
		Average
	Unvested	Grant Date
	Restricted Stock	Fair Value
	Award Shares	Per Share

Nonvested balance at December 31, 2005	1,780	$20.28
Granted	9,460	$35.17
Vested	(10,622)	$32.67
Forfeited	—	$—

Nonvested balance at December 31, 2006	618	$35.17
Granted	10,128	$36.86
Vested	(9,962)	$36.75
Forfeited	—	$—

Nonvested balance at December 31, 2007	784	$36.86
Granted	9,557	$56.00
Vested	(9,951)	$54.49
Forfeited	—	$—

Nonvested balance at December 31, 2008	390	$56.00

The total intrinsic value of all options exercised under all of the Company’s plans was $17,827,000, $10,175,000 and $19,636,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $6,828,000, $3,897,000 and $7,481,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $7,187,000, $4,726,000 and $2,952,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $2,753,000, $1,810,000 and $1,125,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, there was $2,273,000 of unrecognized compensation cost related to nonvested stock options and $12,651,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.2 years and restricted stock over approximately 1.8 years. The total fair value of options vested was $2,273,000, $2,779,000 and $3,404,000 during the years ended December 31, 2008, 2007 and 2006, respectively. The fair value of the restricted stock vested was $7,187,000, $4,726,000 and $2,952,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Stock Award Plans — (Continued)

The weighted average per share fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $14.95, $11.85 and $10.18, respectively. The fair value of the options granted during the years ended December 31, 2008, 2007 and 2006 was $3,705,000, $2,604,000 and $2,945,000, respectively. The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Dividend yield	None	None	None
Average risk-free interest rate	3.2%	4.6%	4.9%
Stock price volatility	27%	25%	25%
Estimated option term	Four or nine years	Four or nine years	Four or nine years

(8)	Retirement Plans

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

In September 2006, the FASB issued FASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”(“SFAS No. 158”). SFAS No. 158 requires an employer to (a) recognize in its balance sheet an asset for a defined benefit plan’s overfunded status or a liability for its underfunded status; (b) recognize changes in the funded status of a defined benefit postretirement plan that are not recognized as components of net periodic benefit cost in comprehensive income in the year in which the changes occur; and (c) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). The requirement to recognize the funded status of a benefit plan and the disclosure requirements was effective for the Company’s fiscal year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of a Company’s fiscal year end balance sheet was effective for the Company’s fiscal year ending on December 31, 2008.

Therefore, the Company used a December 31 and November 30 measurement date for all of its plans in 2008 and 2007, respectively. The adjustment relating to this change in measurement date for the period between the early measurement date of November 30 and the end of the year was made in December 2008 to retained earnings, net of tax, of $435,000.

The fair value of plan assets was $99,722,000 and $103,405,000 at December 31, 2008 and November 30, 2007, respectively. As of December 31, 2008 and November 30, 2007, these assets were allocated among asset categories as follows:

			Current Minimum, Target and
Asset Category	2008	2007	Maximum Allocation Policy

Equity securities	46%	48%	30% — 70% — 95%
Debt securities	18%	27%	15% — 25% — 50%
Fund of hedge funds	1%	16%	0% — 0% — 5%
Real estate investment trusts	—%	9%	0% — 5% — 10%
Cash and cash equivalents	35%	—%	0% — 0% — 10%

	100%	100%

The cash and cash equivalents asset category exceeded the maximum percentage allocation due to the 2008 pension contribution of $32,000,000 being funding on the last day of 2008 which resulted in insufficient time to

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Retirement Plans — (Continued)

properly allocate the contribution among the proper asset categories. The Company’s intention is to allocate the contribution among the appropriate asset categories over the first four months of 2009.

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

The Company assumed that plan assets would generate a long-term rate of return of 8.0% in 2008 and 2007. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation basis (“ABO”) at the end of the fiscal year. The Company elected to fund its 2008 pension contribution in accordance with the Pension Protection Act of 2006 (“PPA”) to be approximately fully funded on a PPA basis instead of the higher amount as determined by the ABO due to uncertainty in the economic and credit market environment in December 2008. The Company’s contribution of $32,000,000 in December 2008 resulted in funding 91% of the pension plan’s ABO at December 31, 2008.

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

The following table presents the change in benefit obligation and plan assets for the Company’s defined benefit plans and postretirement benefit plans (in thousands):

					Other Postretirement
					Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2008	2007	2008	2007	2008	2007

Change in benefit obligation
Benefit obligation at beginning of year	$122,684	$115,189	$1,215	$1,880	$7,558	$7,385
Effect of eliminating early measurement date	908	—	2	—	(10)	—
Service cost	6,361	5,993	—	—	506	506
Interest cost	7,734	6,805	88	95	496	426
Actuarial loss (gain)	684	(2,608)	189	(642)	(2,835)	(350)
Gross benefits paid	(3,034)	(2,695)	(63)	(118)	(286)	(427)
Less: federal subsidy on benefits paid	—	—	—	—	19	18

Benefit obligation at end of year	$135,337	$122,684	$1,431	$1,215	$5,448	$7,558

Accumulated benefit obligation at end of year	$109,359	$100,255	$1,431	$1,215	$—	$—

Weighted-average assumption used to determine benefit obligation at end of year
Discount rate	6.1%	6.1%	6.1%	6.1%	6.1%	6.1%
Rate of compensation increase	4.0%	4.1%	—	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	8.0%	8.5%
Ultimate rate	—	—	—	—	5.0%	5.0%
Years to ultimate	—	—	—	—	2015	2015
Effect of one-percentage-point change in assumed health care cost trend rate on postretirement obligation
Increase	—	—	—	—	251	258
Decrease	—	—	—	—	(224)	(230)
Change in plan assets
Fair value of plan assets at beginning of year	$103,405	$97,376	$—	$—	$—	$—
Effect of eliminating early measurement date	434	—	—	—	—	—
Actual return on plan assets	(33,083)	8,324	—	—	—	—
Employer contribution	32,000	400	63	118	286	427
Gross benefits paid	(3,034)	(2,695)	(63)	(118)	(286)	(427)

Fair value of plan assets at end of year	$99,722	$103,405	$—	$—	$—	$—

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Retirement Plans — (Continued)

The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2008 and 2007 (in thousands):

					Other Postretirement
					Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2008	2007	2008	2007	2008	2007

Funded status at end of year
Fair value of plan assets	$99,722	$103,405	$—	$—	$—	$—
Benefit obligations	135,337	122,684	1,431	1,215	5,448	7,558

Funded status	(35,615)	(19,279)	(1,431)	(1,215)	(5,448)	(7,558)
December 2007 contributions	—	—	—	5	—	93

Amount recognized at end of year	$(35,615)	$(19,279)	$(1,431)	$(1,210)	$(5,448)	$(7,465)

Amounts recognized in the consolidated balance sheets
Current liability	$—	$—	$(102)	$(81)	$(372)	$(435)
Long-term liability	(35,615)	(19,279)	(1,329)	(1,129)	(5,076)	(7,030)
Amounts recognized in accumulated other comprehensive income
Net actuarial loss (gain)	$72,175	$32,205	$181	$(2)	$(5,247)	$(2,520)
Prior service cost (credit)	(215)	(312)	—	—	238	281

Accumulated other compensation income	$71,960	$31,893	$181	$(2)	$(5,009)	$(2,239)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2008 and 2007 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2008	2007	2008	2007

Projected benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$135,337	$122,684	$1,431	$1,215
Fair value of plan assets at end of year	99,722	103,405	—	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2008 and 2007 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2008	2007	2008	2007

Accumulated benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$135,337	$—	$1,431	$1,215
Accumulated benefit obligation at end of year	109,359	—	1,431	1,215
Fair value of plan assets at end of year	99,722	—	—	—

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Retirement Plans — (Continued)

The following tables presents the expected cash flows for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2008 and 2007 (in thousands):

					Other
					Postretirement
					Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2008	2007	2008	2007	2008	2007

Expected employer contributions
First year*	$10,919	$1,253	$102	$81	$372	$435

*	Expected contributions reflect amounts expected to be contributed to funded plans and expected employer cash distributions for unfunded plans (in thousands). The expected contribution to fully fund the pension plan on an ABO basis would be $15,690,000 versus $10,919,000 to be approximately fully funded on a PPA basis.

					Other
					Postretirement
					Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2008	2007	2008	2007	2008	2007

Expected benefit payments (gross)
2009	$3,950	$3,777	$102	$81	$391	$435
2010	4,263	3,981	101	81	409	455
2011	4,605	4,308	100	80	390	471
2012	4,936	4,685	99	79	374	504
2013	5,327	5,031	96	77	382	494
Next five years	36,839	33,535	479	392	2,282	3,520

					Other
					Postretirement
					Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2008	2007	2008	2007	2008	2007

Expected federal subsidy**
2009	$—	$—	$—	$—	$(19)	$(19)
2010	—	—	—	—	(19)	(20)
2011	—	—	—	—	(20)	(20)
2012	—	—	—	—	(21)	(21)
2013	—	—	—	—	(21)	(21)
Next five years	—	—	—	—	(95)	(94)

**	Expected federal subsidy reflects a federal subsidy given to employers that sponsor postretirement health care plans that provide prescription drug benefits.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Retirement Plans — (Continued)

The components of net periodic benefit cost for the Company’s defined benefit plans for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	Pension Benefits
	Pension Plan			SERP
	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost
Service cost	$6,361	$5,993	$5,556	$—	$—	$—
Interest cost	7,734	6,805	6,062	88	95	102
Expected return on plan assets	(8,165)	(7,693)	(7,353)	—	—	—
Amortization:
Actuarial loss	1,809	2,584	3,284	5	13	21
Prior service credit	(89)	(89)	(89)	—	—	—

Net periodic benefit cost	$7,650	$7,600	$7,460	$93	$108	$123

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.10%	5.70%	5.50%	6.10%	5.70%	5.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.25%	—	—	—
Rate of compensation increase	4.10%	4.00%	4.00%	—	—	—

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 are as follows (in thousands):

	Pension Benefits
	Pension Plan	SERP

Actuarial loss	$5,675	$2
Prior service credit	(89)	—

	$5,586	$2

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Retirement Plans — (Continued)

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	2008	2007	2006

Components of net periodic benefit cost
Service cost	$506	$506	$416
Interest cost	496	426	404
Amortization:
Actuarial gain	(98)	(116)	(105)
Prior service cost	40	40	40

Net periodic benefit cost	$944	$856	$755

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.10%	5.70%	5.50%
Health care cost trend rate
Initial rate	8.50%	9.00%	10.00%
Ultimate rate	5.00%	5.00%	5.00%
Years to ultimate	2015	2011	2011
Effect of one-percentage-point change in assumed health care cost trend rate on aggregate service and interest cost
Increase	$14	$13	$15
Decrease	(13)	(12)	(13)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 are as follows (in thousands):

Other Postretirement Benefits
Postretirement Welfare Plan

Actuarial gain	$(301)
Prior service cost	40

$(261)

In addition to the defined benefit plan and postretirement medical benefit plan, the Company sponsors defined contribution plans for all shore-based employees and certain vessel personnel. Maximum contributions to these plans equal the lesser of 15% of the aggregate compensation paid to all participating employees or up to 20% of each subsidiary’s earnings before federal income tax after certain adjustments for each fiscal year. The aggregate contributions to the plans were $16,160,000, $13,795,000 and $9,781,000 in 2008, 2007 and 2006, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Earnings Per Share of Common Stock

The following table presents the components of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share amounts):

	2008	2007	2006

Net earnings	$157,168	$123,341	$95,451

Shares outstanding:
Weighted average common stock outstanding	53,397	52,978	52,476
Effect of dilutive securities:
Employee and director common stock plans	623	786	828

	54,020	53,764	53,304

Basic earnings per share of common stock	$2.94	$2.33	$1.82

Diluted earnings per share of common stock	$2.91	$2.29	$1.79

Certain outstanding options to purchase approximately 402,000 and 2,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2008 and 2006, respectively, as such stock options would have been antidilutive. No shares were excluded in the computation of diluted earnings per share as of December 31, 2007.

(10)	Quarterly Results (Unaudited)

The unaudited quarterly results for the year ended December 31, 2008 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenues	$330,570	$348,260	$354,647	$326,677
Costs and expenses	267,078	279,550	282,881	260,291
Gain (loss) on disposition of assets	(58)	500	(166)	(134)

Operating income	63,434	69,210	71,600	66,252
Other expense	(96)	(12)	(164)	(243)
Minority interests	(161)	(317)	(351)	(476)
Interest expense	(3,782)	(3,508)	(3,375)	(3,399)

Earnings before taxes on income	59,395	65,373	67,710	62,134
Provision for taxes on income	(22,748)	(25,039)	(25,932)	(23,725)

Net earnings	$36,647	$40,334	$41,778	$38,409

Net earnings per share of common stock:
Basic	$.69	$.75	$.78	$.72

Diluted	$.68	$.74	$.77	$.72

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Quarterly Results (Unaudited) — (Continued)

The unaudited quarterly results for the year ended December 31, 2007 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenues	$274,211	$288,008	$302,556	$307,850
Costs and expenses	228,826	233,611	241,295	247,722
Gain (loss) on disposition of assets	(499)	(62)	30	148

Operating income	44,886	54,335	61,291	60,276
Other income (expense)	(29)	218	(75)	(69)
Minority interests	(121)	(273)	(177)	(146)
Interest expense	(5,154)	(5,436)	(5,236)	(4,458)

Earnings before taxes on income	39,582	48,844	55,803	55,603
Provision for taxes on income	(15,160)	(18,707)	(21,373)	(21,251)

Net earnings	$24,422	$30,137	$34,430	$34,352

Net earnings per share of common stock:
Basic	$.46	$.57	$.65	$.65

Diluted	$.46	$.56	$.64	$.64

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

Certain Significant Risks and Uncertainties.  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions

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

The customer base of the marine transportation segment includes the major industrial petrochemical and chemical manufacturers, agricultural chemical manufacturers and refining companies operating in the United States. Approximately 80% of marine transportation revenues are from movements of such products under term contracts, ranging from one year to five years, with renewal options. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 40 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. SeaRiver Maritime, Inc., the United States transportation affiliate of Exxon Mobil Corporation, accounted for 10% of the Company’s revenues in 2008 and 2007 and 12% in 2006. Dow accounted for 10% of the Company’s revenues in 2007 and 11% in 2006.

Major customers of the diesel engine services segment include the inland and offshore barge operators, oil service companies, offshore fishing companies, other marine transportation entities, the United States Coast Guard (“USCG”) and United States Navy, shortline railroads, industrial owners of locomotives, transit railroads and Class II railroads, and power generation, nuclear and industrial companies. The segment operates as an authorized distributor in 17 eastern states and the Caribbean, and as non-exclusive authorized service centers for Electro-Motive Diesel, Inc. (“EMD”) throughout the rest of the United States for marine and power generation applications. The railroad portion of the segment serves as the exclusive distributorship of EMD aftermarket parts sales and services to the shortline and industrial railroad market. The segment also serves as the exclusive distributor of EMD parts to the nuclear industry. The diesel engine services segment’s relationship with EMD has been maintained for 43 years. The segment also operates factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines and Allison transmissions and gears in the Gulf Coast region, as well as an authorized marine dealer for Caterpillar in Alabama, Kentucky and Louisiana. The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2008, 2007 and 2006.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $9,203,000 at December 31, 2008, including $5,328,000 in letters of credit and debt guarantees, and $3,875,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, minority interests, accounting changes, and nonrecurring items. Intersegment sales for 2008, 2007 and 2006 were not significant.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Segment Data — (Continued)

The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Revenues:
Marine transportation	$1,095,475	$928,834	$807,216
Diesel engine services	264,679	243,791	177,002

	$1,360,154	$1,172,625	$984,218

Segment profit (loss):
Marine transportation	$244,866	$196,112	$153,225
Diesel engine services	39,587	37,948	26,374
Other	(29,841)	(34,228)	(25,397)

	$254,612	$199,832	$154,202

Total assets:
Marine transportation	$1,289,689	$1,199,869	$1,047,264
Diesel engine services	208,993	213,062	205,281
Other	27,416	17,544	18,574

	$1,526,098	$1,430,475	$1,271,119

Depreciation and amortization:
Marine transportation	$84,537	$75,311	$60,309
Diesel engine services	4,830	4,133	2,479
Other	1,832	1,472	1,608

	$91,199	$80,916	$64,396

Capital expenditures:
Marine transportation	$164,681	$159,301	$134,184
Diesel engine services	3,051	3,112	1,701
Other	5,287	1,670	3,244

	$173,019	$164,083	$139,129

The following table presents the details of “Other” segment profit (loss) for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

General corporate expenses	$(14,099)	$(12,889)	$(11,665)
Interest expense	(14,064)	(20,284)	(15,201)
Gain (loss) on disposition of assets	142	(383)	1,436
Minority interests	(1,305)	(717)	(558)
Other income (expense)	(515)	45	591

	$(29,841)	$(34,228)	$(25,397)

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Segment Data — (Continued)

The following table presents the details of “Other” total assets as of December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

General corporate assets	$25,360	$15,623	$16,310
Investment in affiliates	2,056	1,921	2,264

	$27,416	$17,544	$18,574

(13)	Related Party Transactions

During 2008, the Company and its subsidiaries paid L3 Partners, LLC (“L3P”), a company owned by C. Berdon Lawrence, the Chairman of the Board of the Company, $260,000 for air transportation services provided by L3P. Such services were in the ordinary course of business of the Company.

During 2008, the Company and its subsidiaries paid 55 Waugh, LP, a partnership 60% owned by Mr. Lawrence and his family, $1,432,000 for the rental of office space in a building owned by 55 Waugh, LP. The Company’s headquarters are located in the building under a lease that was signed in 2005, prior to the purchase of the building by 55 Waugh, LP, and expires at the end of 2015.

The Company is a 50% member of The Hollywood Camp, L.L.C. (“The Hollywood Camp”), a company that owns and operates a hunting and fishing facility used by the Company and L3P, which is also a 50% member. The Company uses The Hollywood Camp primarily for customer entertainment. L3P acts as manager of The Hollywood Camp. The Hollywood Camp allocates lease and lodging expenses to the owners based on their usage of the facilities. During 2008, the Company paid $2,129,000 to The Hollywood Camp for its share of facility expenses.

Walter E. Johnson, a director of the Company until April 2008, is a 25% limited partner in a limited partnership that owns one barge operated by a subsidiary of the Company, which owns the other 75% interest in the partnership. The partnership was entered into on October 1, 1974. In 2008, Mr. Johnson received $45,000 in distributions from the partnership. The distributions were proportionate to his interest in the partnership and were made in the ordinary course of business of the partnership.

Mr. Johnson is Chairman of Amegy Bank, N.A. (“Amegy Bank”). Amegy Bank has a 6.0% participation in the Company’s Revolving Credit Facility. In 2008, Amegy Bank was paid $170,000 in interest and fees related to its participation in the Revolving Credit Facility. Amegy Bank is one of eight lenders under the Revolving Credit Facility, which was consummated in the ordinary course of business of the Company.

The husband of Amy D. Husted, Vice President — Legal of the Company, is a partner in the law firm of Strasburger & Price, LLP. In 2008, the Company paid the law firm $281,000 for legal services in connection with matters in the ordinary course of business of the Company.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included in Part III of this report:

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2008 and 2007.

Consolidated Statements of Earnings, for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income, for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows, for the years ended December 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements, for the years ended December 31, 2008, 2007 and 2006.

2. Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3. Exhibits

Exhibit
Number			Description of Exhibit

3.1		—	Restated Articles of Incorporation filed June 18, 1976, with all amendments to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
3.2		—	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated January 28, 2008).
4.1		—	Rights Agreement, dated as of July 18, 2000, between Kirby Corporation and Fleet National Bank, a national bank association, which includes the Form of Resolutions Establishing Designations, Preference and Rights of Series A Junior Participating Preferred Stock of Kirby Corporation, the form of Rights Certificate and the Summary of Rights (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 18, 2000).
4.2		—	Amendment to Rights Agreement dated as of April 30, 2002 (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
4.3		—	Amendment No. 2 to Rights Agreement dated as of January 24, 2006 between Kirby Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Registration’s Current Report on Form 8-K dated January 24, 2006).
4.4		—	Master Note Purchase Agreement dated as of February 15, 2003 among the Company and the Purchasers named therein (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.5		—	First Supplement to Note Purchase Agreement dated as of May 31, 2005 among Kirby Corporation and the Purchasers named therein (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated May 31, 2005).
10.1		—	Indemnification Agreement, dated April 29, 1986, between the Company and each of its Directors and certain key employees (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).
10	.2†	—	Deferred Compensation Agreement dated August 12, 1985 between Dixie Carriers, Inc., and J. H. Pyne (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).

Exhibit
Number			Description of Exhibit

10	.3†	—	1994 Nonemployee Director Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
10	.4†	—	Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.5†	—	2002 Stock and Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.6†	—	Annual Incentive Plan Guidelines for the 2008 Plan year (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.7†*	—	Annual Incentive Plan Guidelines for the 2009 Plan year.
10	.8†	—	2000 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed July 28, 2008 (Reg. No. 333-152565)).
10	.9†	—	2005 Stock and Incentive Plan (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed July 28, 2008 (Reg. No. 333-152566)).
10	.10†	—	Form of Nonincentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).
10	.11†	—	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).
10.12		—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).
10	.13†	—	Nonemployee Director Compensation Program (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
10.14		—	Amended and Restated Credit Agreement, dated June 14, 2006 among Kirby Corporation, JPMorgan Chase Bank, N.A. as Fund Administrator, Issuer and Administration Agent, and the banks named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated June 14, 2006).
21	.1*	—	Principal Subsidiaries of the Registrant.
23	.1*	—	Consent of Independent Registered Public Accounting Firm.
31	.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31	.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32	*	—	Certification Pursuant to 13 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith

†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kirby Corporation
(Registrant)

By:	/s/ Norman W. Nolen
Norman W. Nolen
Executive Vice President,
Chief Financial Officer and Treasurer

Dated: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ C. Berdon Lawrence C. Berdon Lawrence	Chairman of the Board and Director	February 27, 2009

/s/ Joseph H. Pyne Joseph H. Pyne	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ Norman W. Nolen Norman W. Nolen	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2009

/s/ Ronald A. Dragg Ronald A. Dragg	Vice President and Controller (Principal Accounting Officer)	February 27, 2009

/s/ James R. Clark James R. Clark	Director	February 27, 2009

/s/ C. Sean Day C. Sean Day	Director	February 27, 2009

/s/ Bob G. Gower Bob G. Gower	Director	February 27, 2009

/s/ William M. Lamont, Jr. William M. Lamont, Jr.	Director	February 27, 2009

/s/ David L. Lemmon David L. Lemmon	Director	February 27, 2009

/s/ Monte J. Miller Monte J. Miller	Director	February 27, 2009

/s/ George A. Peterkin, Jr. George A. Peterkin, Jr.	Director	February 27, 2009

/s/ Richard R. Stewart Richard R. Stewart	Director	February 27, 2009

EXHIBIT INDEX

Exhibit
Number			Description of Exhibit

10	.7†*	—	Annual Incentive Plan Guidelines for 2009 Plan year.
21	.1*	—	Principal Subsidiaries of the Registrant.
23	.1*	—	Independent Registered Public Accountants’ Consent.
31	.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31	.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32	*	—	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract, compensatory plan or arrangement.