Form 10-Q
period 2009-03-31
KIRBY CORP
filed 2009-05-07
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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
Yes     ☑                      No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     ☐                      No     ☐

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
Yes     ☐                      No     ☑

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on May 7, 2009 was 53,780,000.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31,	December 31,
	2009	2008
	($ in thousands)
Current assets:
Cash and cash equivalents	$6,040	$8,647
Accounts receivable:
Trade – less allowance for doubtful accounts	151,728	187,210
Other	9,686	12,976
Inventory – finished goods	48,313	48,518
Prepaid expenses and other current assets	11,729	12,163
Deferred income taxes	10,233	9,997

Total current assets	237,729	279,511

Property and equipment	1,711,778	1,655,575
Less accumulated depreciation	(678,018)	(664,643)

Property and equipment, net	1,033,760	990,932

Goodwill – net	230,774	230,774
Other assets	23,774	24,881

Total assets	$1,526,037	$1,526,098

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2009	2008
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$1,243	$1,243
Income taxes payable	8,638	4,755
Accounts payable	68,880	78,020
Accrued liabilities	67,364	82,042
Deferred revenues	4,475	7,006

Total current liabilities	150,600	173,066

Long-term debt – less current portion	225,049	246,064
Deferred income taxes	156,706	145,568
Other long-term liabilities	68,688	67,845

Total long-term liabilities	450,443	459,477

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 57,337,000 shares	5,734	5,734
Additional paid-in capital	221,336	225,718
Accumulated other comprehensive income – net	(53,782)	(55,047)
Retained earnings	832,431	804,425
Treasury stock – at cost, 3,569,000 at March 31, 2009 and 3,848,000 at December 31, 2008	(84,196)	(90,777)
Total Kirby stockholders’ equity	921,523	890,053
Noncontrolling interests	3,471	3,502
Total equity	924,994	893,555

Total liabilities and equity	$1,526,037	$1,526,098

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
	March 31,
	2009	2008
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$219,021	$261,228
Diesel engine services	58,640	69,342
Total revenues	277,661	330,570
Costs and expenses:
Costs of sales and operating expenses	169,094	208,346
Selling, general and administrative	34,810	32,872
Taxes, other than on income	3,085	3,533
Depreciation and amortization	22,276	22,327
Loss (gain) on disposition of assets	(244)	58
Total costs and expenses	229,021	267,136

Operating income	48,640	63,434
Other income (expense)	95	(96)
Interest expense	(2,813)	(3,782)

Earnings before taxes on income	45,922	59,556
Provision for taxes on income	(17,458)	(22,748)

Net earnings	28,464	36,808
Less: Net earnings attributable to noncontrolling interests	(458)	(161)

Net earnings attributable to Kirby	$28,006	$36,647

Net earnings per share attributable to Kirby common stockholders:
Basic	$.53	$.69
Diluted	$.52	$.68

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2009	2008
	($ in thousands)
Cash flows from operating activities:
Net earnings attributable to Kirby	$28,006	$36,647
Adjustments to reconcile net earnings attributable to Kirby to net cash provided by operations:
Depreciation and amortization	22,276	22,327
Provision for deferred income taxes	9,520	5,762
Amortization of unearned compensation	1,840	2,158
Other	633	188
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities:
Accounts receivable	35,069	(9,785)
Other, net	(15,899)	4,012
Net cash provided by operating activities	81,445	61,309

Cash flows from investing activities:
Capital expenditures	(64,845)	(48,753)
Acquisition of marine equipment	—	(1,800)
Proceeds from disposition of assets	672	42
Net cash used in investing activities	(64,173)	(50,511)

Cash flows from financing activities:
Payments on bank credit facilities, net	(21,000)	(14,150)
Payments on long-term debt, net	(27)	(26)
Proceeds from exercise of stock options	753	2,145
Purchase of treasury stock	—	(3,175)
Excess tax benefit from equity compensation plans	883	3,260
Other	(488)	(280)
Net cash used in financing activities	(19,879)	(12,226)
Decrease in cash and cash equivalents	(2,607)	(1,428)

Cash and cash equivalents, beginning of year	8,647	5,117
Cash and cash equivalents, end of period	$6,040	$3,689

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$2,814	$3,933
Income taxes	$118	$2,046

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009 and December 31, 2008, and the results of operations for the three months ended March 31, 2009 and 2008.

(1)	BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	ACCOUNTING ADOPTIONS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB No. 141R, “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R was effective for acquisitions beginning in the Company’s fiscal year ending December 31, 2009.  As the Company completed no business acquisitions in the first quarter of 2009, the adoption of SFAS No. 141R as of January 1, 2009 had no effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued FASB No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  Beginning January 1, 2009, the Company has applied the provisions of SFAS No. 160 to its accounting for noncontrolling interests and its financial statement disclosures. The presentation and disclosure provisions of SFAS No. 160 have been applied to all periods presented in the consolidated financial statements.

 In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” that delayed the effective date of FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”) until the first quarter of 2009 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company has applied the provisions of FSP FAS 157-2 to its financial statement disclosures beginning in the first quarter of 2009.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(2)	ACCOUNTING ADOPTIONS — (CONTINUED)

In March 2008, the FASB issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Company has applied the provisions of SFAS No. 161 to its financial statement disclosures beginning in the first quarter of 2009.

(3)	ACQUISITIONS

On June 30, 2008, the Company purchased substantially all of the assets of Lake Charles Diesel, Inc. (“Lake Charles Diesel”) for $3,680,000 in cash.  Lake Charles Diesel was a Gulf Coast high-speed diesel engine services provider operating factory-authorized full service marine dealerships for Cummings, Detroit Diesel and Volvo engines, as well as an authorized marine dealer for Caterpillar engines in Louisiana.

On March 18, 2008, the Company purchased six inland tank barges from OFS Marine One, Inc. (“ORIX”) for $1,800,000 in cash.  The Company had been leasing the barges from ORIX prior to their purchase.

Pro forma results of the acquisitions made in the 2008 year have not been presented as the pro forma revenues, earnings before taxes on income, net earnings attributable to Kirby and net earnings per share attributable to Kirby common stockholders would not be materially different from the Company’s actual results.

(4)	FAIR VALUE MEASUREMENTS

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(4)	FAIR VALUE MEASUREMENTS — (CONTINUED)

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at March 31, 2009 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$102	$—	$102
Liabilities:
Derivatives	$—	$20,246	$—	$20,246

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$188	$—	$188
Liabilities:
Derivatives	$—	$21,002	$—	$21,002

The fair value of the Company’s derivative instruments is more fully described below in Note 5, Derivative Instruments.

(5)	DERIVATIVE INSTRUMENTS

SFAS No. 133 established accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of earnings. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the cumulative difference between the fair value of the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(5)	DERIVATIVE INSTRUMENTS — (CONTINUED)

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of March 31, 2009, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional Amount	Effective date	Termination date	Fixed pay rate	Receive rate

$ 50,000	April 2004	May 2009	4.00%	Three-month LIBOR
$ 100,000	March 2006	February 2013	5.45%	Three-month LIBOR
$ 50,000	November 2008	February 2013	3.50%	Three-month LIBOR

On February 1, 2008, the Company entered into an interest rate swap agreement in a notional amount of $50,000,000 with a fixed rate of 3.795% for the purpose of extending an existing hedge of its exposure to interest rate fluctuations on floating rate interest payments on the Company’s variable rate senior notes. The term of the new swap agreement starts on May 28, 2009, which is the maturity date of two existing swaps with the same total notional amount of $50,000,000, and ends on February 28, 2013, the maturity date of the Company’s variable rate senior notes. The swap agreement effectively converts the Company’s interest rate obligation on a portion of the Company’s variable rate senior notes from quarterly floating rate payments based on London Interbank Offered Rate (“LIBOR”) to quarterly fixed rate payments. The swap agreement is designated as a cash flow hedge for the Company’s variable rate senior notes.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(5)	DERIVATIVE INSTRUMENTS — (CONTINUED)

As of March 31, 2009, the Company has purchased Euro call options with a 1.28 strike price in the amount of 264,090 Euros maturing on March 1, 2010 and 528,180 Euros maturing on December 1, 2010. The purchased call options are designated as cash flow hedges, therefore, the changes in fair value, to the extent the purchased call options agreements are effective, are recognized in other comprehensive income until the purchased call option expires and is recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet (in thousands):

Asset Derivatives	Balance Sheet Location	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133:

Foreign exchange contracts	Other assets	$102	$188
Total derivatives designated as hedging instruments under SFAS No. 133		$102	$188
Total asset derivatives		$102	$188

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet (in thousands):

Liability Derivatives	Balance Sheet Location	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133:

Interest rate contracts	Accrued liabilities	$216	$502
Interest rate contracts	Other long-term liabilities	20,030	20,500
Total derivatives designated as hedging instruments under SFAS No. 133		$20,246	$21,002
Total liability derivatives		$20,246	$21,002

Fair value amounts were derived as of March 31, 2009 and December 31, 2008 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. The fair value of the Company’s derivative instruments is described above in Note 4, Fair Value Measurements.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Any ineffectiveness related to the Company’s hedges was not material for any of the periods presented.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(5)	DERIVATIVE INSTRUMENTS — (CONTINUED)

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments (in thousands):

		Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in SFAS No. 133 Cash	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Three months ended March 31,		Three months ended March 31,
Flow Hedging Relationships:	(Effective Portion)	2009	2008	2009	2008
Interest rate contracts	Interest expense	$756	$(6,013)	$(1,373)	$(283)
Foreign exchange contracts	Cost and sales of operating expenses	(86)	—	—	—
Total		$670	$(6,013)	$(1,373)	$(283)

The Company anticipates $3,916,000 of net losses on interest rate swap agreements included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $2,000 of net losses on foreign currency contracts included in accumulated other comprehensive income will be transferred into earnings over the next year based on the maturity date being less than twelve months on one of the two purchased call options.

(6)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below.  The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three months ended March 31,
	2009	2008
Compensation cost	$1,840	$2,158
Income tax benefit	$707	$826

The Company has four employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock.  For all of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant.  The terms of the options are five years and vest ratably over three years.  At March 31, 2009, 1,659,682 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(6)	STOCK AWARD PLANS — (CONTINUED)

The following is a summary of the stock option activity under the employee plans described above for the three months ended March 31, 2009:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2008	514,181	$35.28
Granted	228,246	$23.98
Exercised	(42,674)	$16.96
Outstanding March 31, 2009	699,753	$32.71

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at March 31, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$20.89 - $22.05	28,734	.85	$21.28		28,734	$21.28
$23.98 - $27.60	338,386	3.87	$24.98		110,140	$27.06
$34.40 - $36.94	174,138	3.04	$35.54		96,213	$35.70
$48.00 - $48.65	158,495	3.86	$48.18		52,828	$48.18
$20.89 - $48.65	699,753	3.53	$32.71	$ (4,250,000)	287,915	$33.24	$(1,901,000)

The following is a summary of the restricted stock award activity under the employee plans described above for the three months ended March 31, 2009:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2008	502,818	$33.64
Granted	263,579	$24.70
Vested	(158,122)	$29.73
Forfeited	(4,784)	$33.56
Nonvested balance at March 31, 2009	603,491	$30.76

The Company has two director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options can be granted under one of the plans. The 2000 Director Plan provides for automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted when first elected a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At March 31, 2009, 442,707 shares were available for future grants under the 2000 Director Plan. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(6)	STOCK AWARD PLANS — (CONTINUED)

The following is a summary of the stock option activity under the director plans described above for the three months ended March 31, 2009:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2008	309,572	$30.94
Exercised	(3,000)	$9.69
Outstanding March 31, 2009	306,572	$31.15

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at March 31, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$9.69 - $ 9.86	7,564	.92	$9.79		7,564	$9.79
$10.06 - $12.69	60,046	2.71	$11.14		60,046	$11.14
$15.74 - $20.28	61,628	4.52	$17.69		61,628	$17.69
$35.17 - $55.49	177,334	8.08	$43.51		177,334	$43.51
$ 9.69 - $55.49	306,572	6.15	$31.15	$ (1,382,000)	306,572	$31.15	$(1,382,000)

The following is a summary of the restricted stock award activity under the director plan described above for the three months ended March 31, 2009:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2008	390	$56.00
Granted	—	$—
Vested	(390)	$56.00
Forfeited	—	$—
Nonvested balance at March 31, 2009	—	$—

The total intrinsic value of all stock options exercised under all of the Company’s plans was $391,000 and $4,692,000 for the three months ended March 31, 2009 and 2008, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $150,000 and $1,797,000 for the three months ended March 31, 2009 and 2008, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(6)	STOCK AWARD PLANS — (CONTINUED)

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $3,835,000 and $6,780,000 for the three months ended March 31, 2009 and 2008, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $1,473,000 and $2,597,000 for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, there was $3,388,000 of unrecognized compensation cost related to nonvested stock options and $17,641,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.6 years and restricted stock over approximately 2.3 years. The total fair value of stock options vested was $1,894,000 and $1,806,000 during the three months ended March 31, 2009 and 2008, respectively. The fair value of the restricted stock vested was $3,835,000 and $6,779,000 for the three months ended March 31, 2009 and 2008, respectively.

The weighted average per share fair value of options granted during the three months ended March 31, 2009 and 2008 was $6.98 and $12.39, respectively. The fair value of the options granted during the three months ended March 31, 2009 and 2008 was $1,593,000 and $1,964,000, respectively.

The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,
	2009	2008
Dividend yield	None	None
Average risk-free interest rate	1.6%	2.8%
Stock price volatility	33%	26%
Estimated option term	Four years	Four years

(7)	COMPREHENSIVE INCOME

The Company’s total comprehensive income for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three months ended March 31,
	2009	2008

Net earnings	$28,464	$36,808
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	824	269
Change in fair value of derivative financial instruments	441	(3,908)
Total other comprehensive income (loss), net of taxes	1,265	(3,639)
Total comprehensive income, net of taxes	29,729	33,169
Net earnings attributable to noncontrolling interests	(458)	(161)
Comprehensive income attributable to Kirby	$29,271	$33,008

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(8)	SEGMENT DATA

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

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months ended March 31, 2009 and 2008 and total assets as of March 31, 2009 and December 31, 2008 (in thousands):

	Three months ended March 31,
	2009	2008
Revenues:
Marine transportation	$219,021	$261,228
Diesel engine services	58,640	69,342
	$277,661	$330,570
Segment profit (loss):
Marine transportation	$46,218	$55,516
Diesel engine services	5,087	11,105
Other	(5,383)	(7,065)
	$45,922	$59,556

	March 31,	December 31,
	2009	2008
Total assets:
Marine transportation	$1,299,737	$1,289,689
Diesel engine services	203,950	208,993
Other	22,350	27,416
	$1,526,037	$1,526,098

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(8)	SEGMENT DATA — (CONTINUED)

The following table presents the details of “Other” segment loss for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
	2009	2008

General corporate expenses	$(2,909)	$(3,129)
Gain (loss) on disposition of assets	244	(58)
Interest expense	(2,813)	(3,782)
Other income (expense)	95	(96)
	$(5,383)	$(7,065)

The following table presents the details of “Other” total assets as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008

General corporate assets	$20,102	$25,360
Investment in affiliates	2,248	2,056
	$22,350	$27,416

(9)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three months ended
	March 31,
	2009	2008

Earnings before taxes on income – United States	$45,922	$59,556
Provision for taxes on income:
Federal:
Current	$5,938	$14,551
Deferred	9,520	5,762
State and local	2,000	2,435
	$17,458	$22,748

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(10)	EARNINGS PER SHARE OF COMMON STOCK

The following table presents the components of basic and diluted earnings per share of common stock for the three months ended March 31, 2009 and 2008 (in thousands, except per share amounts):

	Three months ended
	March 31,
	2009	2008

Net earnings attributable to Kirby	$28,006	$36,647

Shares outstanding:
Weighted average common stock outstanding	53,195	53,222
Effect of dilutive securities:
Employee and director common stock plans	663	829
	53,858	54,051
Net earnings per share attributable to Kirby common stockholders:
Basic	$.53	$.69
Diluted	$.52	$.68

Certain outstanding options to purchase approximately 510,000 and 158,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2009 and 2008, respectively, as such stock options would have been antidilutive.

(11)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen.  The plan benefits are based on an employee’s years of service and compensation.  The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The Company elected to fund its 2008 pension contribution in accordance with the Pension Protection Act of 2006 (“PPA”) to be approximately 94% funded on a PPA basis instead of the higher amount as determined by the ABO due to uncertainty in the economic and credit market environment in December 2008. The PPA funding target is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to contribute between $10,000,000 and $15,000,000 to its pension plan in December 2009 to fund its 2009 pension plan obligations so as to be approximately 96% funded on a PPA basis. As of March 31, 2009, no 2009 year contributions have been made.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(11)	RETIREMENT PLANS — (CONTINUED)

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$1,739	$1,529	$—	$—
Interest cost	2,141	1,916	21	24
Expected return on plan assets	(1,893)	(2,022)	—	—
Amortization:
Actuarial loss	1,421	476	1	3
Prior service credit	(22)	(22)	—	—
Net periodic benefit cost	$3,386	$1,877	$22	$27

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three months ended March 31,
	2009	2008
Components of net periodic benefit cost:
Service cost	$61	$122
Interest cost	85	121
Amortization:
Actuarial gain	(76)	(31)
Prior service credit	10	10
Net periodic benefit cost	$80	$222

(12)	CONTINGENCIES

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(12)	CONTINGENCIES — (CONTINUED)

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business.  The aggregate notional value of these instruments is $11,398,000 at March 31, 2009, including $5,340,000 in letters of credit and debt guarantees, and $6,058,000 in performance bonds.  All of these instruments have an expiration date within three years.  The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties.  Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.  The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, fog and ice, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company.  For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.”  The weighted average number of common shares applicable to diluted earnings per share for the first quarter of 2009 and 2008 were 53,858,000 and 54,051,000, respectively.  The decrease in the weighted average number of common shares for the 2009 first quarter compared with the 2008 first quarter primarily reflected common stock repurchases during the 2008 third and fourth quarters, partially offset by the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 897 active tank barges as of March 31, 2009, of which 49 were leased, and operated an average of 232 towing vessels during the 2009 first quarter, of which 64 were chartered.  The Company uses the United States inland waterway system to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals.  The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade.  Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.

For the 2009 first quarter, net earnings attributable to Kirby were $28,006,000, or $.52 per share, on revenues of $277,661,000, compared with 2008 first quarter net earnings attributable to Kirby of $36,647,000, or $.68 per share, on revenues of $330,570,000.  The 2009 first quarter performance reflected lower demand in both its marine transportation and diesel engine services segments, driven by the global economic recession.

As a result of the lower demand in both the marine transportation and diesel engine services segments, the Company took specific steps to reduce overhead and lower expenditures during the 2009 first quarter.  The shore staffs of the marine transportation and diesel engine services segments were reduced by approximately 6% through early retirement incentives and staff reductions.  A charge of $3,953,000 before taxes, $2,527,000 for marine transportation and $1,426,000 for diesel engine services, or $.05 per share, was taken in the 2009 first quarter.  The Company estimates that the early retirements and staff reductions will result in a savings of $.02 per share for 2009 and $.08 per share for 2010.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The marine transportation segment operated an average of 232 towboats during the 2009 first quarter, compared with an average of 260 during the 2008 first quarter and 250 during the 2008 fourth quarter.  As demand softened during the 2008 fourth quarter and 2009 first quarter, the Company released chartered towboats and laid-up Company owned towboats in an effort to balance horsepower needs with current requirements.  As of May 6, 2009, the Company operated 220 towboats and will continue to downsize the towboat fleet if warranted by market changes.

Marine Transportation

For the 2009 first quarter, approximately 79% of the Company’s revenue was generated by its marine transportation segment.  The segment’s customers include many of the major petrochemical and refining companies that operate in the United States.  Products transported include raw materials for many of the end products used widely by businesses and consumers – plastics, fiber, paints, detergents, oil additives and paper, among others.  Consequently, the Company’s business tends to mirror the general performance of the United States economy and volumes produced by the Company’s customer base, enhanced by the inherent efficiencies of barge transportation which is generally the lowest cost mode of surface transportation.

The Company’s marine transportation segment’s revenue and operating income for the 2009 first quarter decreased 16% and 17%, respectively, when compared with the first quarter of 2008.  All four transportation markets, petrochemicals, black oil products, refined products and agricultural chemicals, saw demand for the movement of products soften. In addition, lower diesel fuel prices resulted in lower revenues associated with the pass through of diesel fuel to the customer through fuel escalation and de-escalation clauses in term contracts when compared with the 2008 first quarter. During the 2009 first quarter, the demand for the movement of petrochemical products and gasoline blending components reflected some small improvement in upriver demand as Midwest industries restarted their plants. However, Gulf Intracoastal Waterway petrochemical products demand declined, resulting in excess tank barge capacity and lower spot market pricing. Black oil products, refined products and agricultural chemical movements were also weaker, consistent with prevailing conditions in the United States economy.  Favorable winter weather operating conditions during the 2009 first quarter offset to some degree the impact of the lower demand.

During the 2009 first quarter, approximately 80% of the marine transportation revenues were under term contracts and 20% were spot market revenues.  Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, averaged approximately 55% of the revenues under term contracts during the 2009 first quarter.  Rates on term contract renewed during the 2009 first quarter, net of fuel, were generally renewed at existing rates and in some cases rates were traded for longer terms. Spot market rates, which include the cost of fuel, decreased an average of 3% to 4% compared with the 2008 first quarter.  Effective January 1, 2009, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts by 4% to 5%, excluding fuel.

The marine transportation operating margin for the 2009 first quarter was 21.1% compared with 21.3% for the 2008 first quarter, reflecting the lower demand and the charge for early retirements and staff reductions, partially offset by the reduction of towboats operated noted above, frozen officer and management salaries, deferred maintenance on laid-up equipment, ongoing cost reduction initiatives and favorable 2009 first quarter winter weather operating conditions.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services

For the 2009 first quarter, approximately 21% of the Company’s revenue was generated by the diesel engine services segment, of which 66% was generated through service and 34% from direct parts sales.  The results of the diesel engine services segment are largely influenced by the economic cycles of the marine, power generation and railroad industries it serves.

The Company’s diesel engine services segment’s 2009 first quarter revenue and operating income decreased 15% and 54%, respectively, compared with the first quarter of 2008.  Demand levels for service and direct parts sales in the Gulf Coast marine medium-speed and high-speed markets weakened considerably as Gulf Coast oil service customers and inland marine customers deferred maintenance as their activities slowed.  The medium-speed railroad market was also weak as industrial and shortline railroad customers deferred maintenance in response to the economic slowdown.

The diesel engine services segment’s operating margin for the 2009 first quarter was 8.7% compared with 16.0% for the first quarter of 2008, reflecting lower service and direct parts sales and resulting lower labor utilization, and the charge for early retirements and staff reductions noted above.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2009 first quarter, with net cash provided by operating activities of $81,445,000 compared with net cash provided by operating activities for the 2008 first quarter of $61,309,000.  The 33% increase was aided by a decline in accounts receivable during the 2009 first quarter.  In addition, during the 2009 and 2008 first three months, the Company generated cash of $753,000 and $2,145,000, respectively, from the exercise of stock options and $672,000 and $42,000, respectively, from proceeds from the disposition of assets.  For the 2009 first quarter, cash and borrowings under the Company’s revolving credit facility were used for capital expenditures of $64,845,000, including $48,500,000 for new tank barge and towboat construction and $16,345,000 primarily for upgrading the existing marine transportation fleet.  The Company’s debt-to-capitalization ratio decreased to 19.7% at March 31, 2009 from 21.7% at December 31, 2008, primarily due to the increase in equity from net earnings attributable to Kirby for the 2009 first quarter of $28,006,000 and the exercise of stock options and lower debt due to repayments on the Company’s revolving credit facility.

The Company projects that capital expenditures for 2009 will be in the $180,000,000 to $190,000,000 range, including approximately $135,000,000 for new tank barge and towboat construction. The 2009 new construction presently consists of 46 barges with a total capacity of 1,090,000 barrels and five 1800 horsepower towboats. Delivery is anticipated to be throughout 2009 and the Company anticipates that 2009 new capacity will likely approximate capacity to be retired.  During the 2009 first quarter, the Company took delivery of 10 new barges and three new chartered barges with a total capacity of 291,000 barrels, and one 1800 horsepower towboat.   For 2010, new construction commitments include three barges with a total capacity of 49,000 barrels and two 1800 horsepower towboats, all of which are from 2009 orders.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

As a result of the continuing global recession, petrochemical and refining production is below and is anticipated to remain below 2008 levels.  The Company does anticipate that overall demand will stabilize as customers complete their inventory adjustments and gain confidence with respect to a level of sustainable demand; however, the United States economy will have to start expanding before the Company sees any significant improvement in demand.  During 2008 and the 2009 first quarter, 80% of marine transportation revenues were under term contracts, of which approximately 50% are up for renewals throughout 2009, including contracts renewed in the 2009 first quarter.  During the 2009 first quarter, rates on term contracts were generally renewed, net of fuel, at existing rates and in some cases rates were traded for longer terms.  Spot market rates, which include fuel, for the 2009 first quarter decreased an average of 3% to 4% when compared with the 2008 first quarter.  During 2008 and the 2009 first quarter, some incremental capacity was added to the industry fleet and the Company anticipates some additional capacity will be added during the balance of 2009, based on current orders; however, the current reduction of petrochemical and refining production has resulted in excess barge capacity and lower utilization.  Weaker market conditions and limited financing availability for some barge operators may constrain new barge orders for 2010 and the retirement of older barges may be accelerated.  The Company also anticipates that the diesel engine services segment will continue to perform below 2008 levels.  Some improvement in the Gulf Coast oil service and inland marine markets is anticipated in the 2009 second quarter and the power generation market is anticipated to remain stable.

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

Results of Operations

The Company reported first quarter 2009 net earnings attributable to Kirby of $28,006,000, or $.52 per share, on revenues of $277,661,000, compared with 2008 first quarter net earnings attributable to Kirby of $36,647,000, or $.68 per share, on revenues of $330,570,000.

Marine transportation revenues for the 2009 first quarter were $219,021,000, or 79% of total revenues, compared with $261,228,000, or 79% of total revenues, for the 2008 first quarter.  Diesel engine services revenues for the 2009 first quarter were $58,640,000, or 21% of total revenues, compared with $69,342,000, or 21% of total revenues, for the 2008 first quarter.

As a result of the lower demand in both the marine transportation and diesel engine services segments, the Company took specific steps to reduce overhead and lower expenditures during the 2009 first quarter.  The shore staffs of the marine transportation and diesel engine services segments were reduced by approximately 6% through early retirement incentives and staff reductions.  A charge of $3,953,000 before taxes, $2,527,000 for marine transportation and $1,426,000 for diesel engine services, or $.05 per share, was taken in the 2009 first quarter.  The Company estimates that the early retirements and staff reductions will result in a savings of $.02 per share for 2009 and $.08 per share for 2010.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways.  As of March 31, 2009, the Company operated 897 active inland tank barges, with a total capacity of 17.2 million barrels, compared with 912 active inland tank barges at March 31, 2008, with a total capacity of 17.3 million barrels.   The Company operated an average of 232 active inland towing vessels during the 2009 first quarter compared with 260 during the first quarter of 2008.  The Company owns and operates four offshore dry-bulk barge and tug units engaged in the offshore transportation of dry-bulk cargoes.  The Company also owns a two-thirds interest in Osprey Line, L.L.C., operator of a barge feeder service for cargo containers on the Gulf Intracoastal Waterway, as well as several ports located above Baton Rouge on the Mississippi River.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2009 compared with the three months ended March 31, 2008 (dollars in thousands):

	Three months ended March 31,
	2009	2008	% Change
Marine transportation revenues	$219,021	$261,228	(16)%

Costs and expenses:
Costs of sales and operating expenses	125,865	159,649	(21)
Selling, general and administrative	23,465	22,308	5
Taxes, other than on income	2,791	3,235	(14)
Depreciation and amortization	20,682	20,520	1
	172,803	205,712	(16)
Operating income	$46,218	$55,516	(17)%

Operating margins	21.1%	21.3%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first quarter of 2009, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2009 First Qtr. Revenue Distribution	Products Moved	Drivers
Petrochemicals	67%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%
Black Oil Products	19%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	10%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	4%	Anhydrous Ammonia, Nitrogen- Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2009 first quarter decreased 16% compared with the 2008 first quarter, reflecting lower petrochemical, black oil products, refined petroleum products and agricultural chemical demand, driven by deteriorating global economic conditions.  In addition, lower diesel fuel costs resulted in lower revenues associated with the pass through of diesel fuel to the customer through fuel escalation and de-escalation clauses in term contracts.

The petrochemical market, the Company’s largest market, contributed 67% of the marine transportation revenue for the 2009 first quarter.  During the 2009 first quarter, petrochemical transportation demand was soft, driven by the deteriorating economic environment.  Movements of more finished petrochemical products to the Midwest did reflect some improvement when compared with the 2008 fourth quarter when significant destocking of inventories occurred.  The Gulf Intracoastal Waterway petrochemical demand also declined, resulting in excess tank barge capacity and lower spot market pricing.  The black oil products market contributed 19% and refined petroleum products 10% of the 2009 first quarter marine transportation revenues, reflecting lower demand for movements of products, consistent with prevailing conditions in the United States economy.  The agricultural chemical market, which contributed 4% of 2009 first quarter marine transportation revenue, was weak due to falling agricultural crop prices and credit issues, and resulting high inventory levels.

For the first quarter of 2009, the marine transportation segment incurred 1,564 delay days, 48% less than the 2008 first quarter delay days of 2,998.  Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions and other navigational factors.  The 2009 first quarter delay days reflected milder winter weather conditions and more normal water levels compared with the 2008 first quarter that encountered ice and high water conditions in the Midwest throughout the quarter. The lower delay days led to reduced operating expenses compared with the 2008 first quarter and helped offset some of the financial impact of the lower demand levels.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

During the 2009 and 2008 first quarters, approximately 80% of marine transportation revenues were under term contracts and 20% were spot market revenues. Time charters, which insulate the Company from revenue fluctuations caused by winter weather and navigational delays and temporary market declines, averaged approximately 55% of the revenues under term contracts during the 2009 first quarter.  The 80% contract and 20% spot market mix provides the Company with a predictable revenue stream.  Rates on term contract renewals during the quarter, net of fuel, were generally renewed at existing rates and in some cases rates were traded for longer terms.  Effective January 1, 2009, escalators for labor and the producer price index on a number of multi-year contracts increased rates on those contracts by 4% to 5%.  Spot market rates, which include fuel, for the 2009 first quarter decreased an average of 3% to 4% when compared with the 2008 first quarter.  All marine transportation term contracts contain fuel escalation clauses.  Fuel escalation clauses are designed to recover additional fuel costs when fuel prices rise and rebate fuel costs when prices decline; however, there is generally a 30 to 90 day delay before contracts are adjusted.  Spot market contracts do not have escalators for fuel.

Marine Transportation Costs and Expenses

Costs and expenses for the 2009 first quarter decreased 16% compared with the 2008 first quarter, primarily reflecting the lower costs and expenses associated with decreased marine transportation demand, resulting lower towboat requirements and lower diesel fuel prices, partially offset by the marine transportation portion of the early retirements and staff reductions charge noted above.  In addition, more favorable winter weather and operating conditions during the 2009 first quarter compared with the 2008 first quarter reduced operating expenses.

Costs of sales and operating expenses for the 2009 first quarter decreased 21% compared with the first quarter of 2008, reflecting lower expenses associated with the decreased demand and more favorable winter weather operating conditions, fewer towboats operated, as noted below, lower insurance claims losses and the positive impact of enhanced cost saving initiatives.  The significantly lower price of diesel fuel and less consumption, as noted below, resulted in lower fuel costs during the 2009 first quarter.

The marine transportation segment operated an average of 232 towboats during the 2009 first quarter compared with 260 during the 2008 first quarter and 256 during the 2008 year.  Since the fourth quarter of 2008 and continuing during the 2009 first quarter, as demand weakened the Company released chartered towboats and laid-up Company owned towboats in an effort to balance horsepower needs with current requirements.  The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.  As of May 6, 2009, the Company operated 220 towboats.

During the 2009 first quarter, the Company consumed 9.7 million gallons of diesel fuel compared to 12.8 million gallons consumed during the 2008 first quarter.  The average price per gallon of diesel fuel consumed during the 2009 first quarter was $1.56, a decrease of 42% compared with $2.71 per gallon for the first quarter of 2008.  The lower gallons consumed during the 2009 first quarter reflected the weaker demand in all four of the segment’s markets, partially offset by the more favorable winter weather operating conditions during the 2009 first quarter compared with the first quarter of 2008.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Selling, general and administrative expenses for the 2009 first quarter increased 5% compared with the 2008 first quarter, primarily the result of the marine transportation portion of the charge for early retirements and staff reductions taken in the 2009 first quarter, as noted above, partially offset by lower employee incentive compensation accruals.  For 2009, all officer and management salaries were frozen at 2008 levels.

Taxes, other than on income, decreased 14% for the 2009 first quarter compared with the first quarter of 2008, primarily the reflection of lower waterway user taxes from reduced mileage on taxable waterways.

Depreciation and amortization for the 2009 first quarter increased 1% compared with the 2008 first quarter.  The increase was primarily attributable to increased capital expenditures, including new tank barges and towboats, and the acquisition in 2008 of marine equipment that was previously leased.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2009 first quarter decreased 17% compared with the 2008 first quarter, primarily reflecting the lower demand in all four of the segment’s markets and the charge for early retirements and staff reductions.  Despite the lower demand and the charge for early retirements and staff reductions, the operating margin was 21.1% for the 2009 first quarter compared with 21.3% for the 2008 first quarter, reflecting the reduction of towboats operated noted above, frozen officer and management salaries, reduced maintenance on laid-up equipment, lower insurance claims losses, ongoing cost reduction initiatives and favorable winter weather operating conditions.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2009 compared with the three months ended March 31, 2008 (dollars in thousands):

	Three months ended March 31,
	2009	2008	% Change
Diesel engine services revenues	$58,640	$69,342	(15)%

Costs and expenses:
Costs of sales and operating expenses	43,229	48,697	(11)
Selling, general and administrative	8,963	7,832	14
Taxes, other than on income	283	274	3
Depreciation and amortization	1,078	1,434	(25)
	53,553	58,237	(8)
Operating income	$5,087	$11,105	(54)%
Operating margins	8.7%	16.0%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company, the revenue distribution for the first quarter of 2009 and the customers for each market:

Markets Serviced	2009 First Qtr. Revenue Distribution	Customers
Marine	75%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers
Power Generation	18%	Standby Power Generation, Pumping Stations
Railroad	7%	Passenger (Transit Systems), Class II, Shortline, Industrial

Diesel engine services revenues for the 2009 first quarter decreased 15% compared with the first quarter of 2008 as the demand levels for service and direct parts sales in the Gulf Coast medium-speed and high-speed markets weakened considerably as Gulf Coast oil service customers and Gulf Intracoastal Waterway and Mississippi River inland marine customers deferred maintenance as their activities slowed.  The medium-speed railroad market was also weak as industrial and shortline railroad customers deferred maintenance in response to the economic slowdown.  Partially offsetting the weaker markets were the power generation market, benefiting from favorable engine modification projects and direct parts sales, and the East Coast marine market, benefiting from engine overhaul projects.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2009 first quarter decreased 8% compared with the 2008 first quarter, partially offset by the $1,426,000 early retirements and staff reductions charge applicable to the diesel engine services segment.  The decrease in costs of sales and operating expenses reflected the lower service and direct parts sales activity noted above, partially offset by $621,000 of the 2009 first quarter early retirements and staff reductions charge.  Selling, general and administrative expenses reflected a 14% increase due primarily to $805,000 of the early retirements and staff reductions charge, partially offset by lower employee incentive compensation accruals.  Partially offsetting the decreases in the 2009 first quarter were the costs and expenses attributable to Lake Charles Diesel acquired in June 2008.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2009 first quarter decreased 54% compared with the 2008 first quarter, primarily reflecting the soft medium-speed and high-speed Gulf Coast oil services and inland marine markets, and the early retirements and staff reductions charge noted above.  The operating margin for the 2009 first quarter was 8.7% compared with 16.0% for the 2008 first quarter, reflecting lower service and direct parts sales and resulting lower labor utilization, and the charge for early retirements and staff reductions noted above.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

General Corporate Expenses

General corporate expenses for the 2009 first quarter were $2,909,000 compared with $3,129,000 for the first quarter of 2008.  The 7% decrease primarily reflected lower employee incentive compensations accruals.

Loss (Gain) on Disposition of Assets

The Company reported a net gain on disposition of assets of $244,000 for the 2009 first quarter compared with a net loss on disposition of assets of $58,000 for the 2008 first quarter.  The net gain and loss were predominantly from the sale of retired marine equipment.

Other Income (Expense)

The following table sets forth other income (expense), noncontrolling interests and interest expense for the three months ended March 31, 2009 compared with the three months ended March 31, 2008 (dollars in thousands):

	Three months ended March 31,
	2009	2008	% Change

Other income (expense)	$95	$(96)	(199)%
Noncontrolling interests	$(458)	$(161)	184%
Interest expense	$(2,813)	$(3,782)	(26)%

Interest Expense

Interest expense for the 2009 first quarter decreased 26% compared with the first quarter of 2008, primarily the result of lower average debt levels and a lower average interest rate.  The average debt and average interest rate for the 2009 and 2008 first quarters, including the effect of interest rate collar and swaps, were $241,451,000 and 4.7%, and $286,907,000 and 5.3%, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of March 31, 2009 were $1,526,037,000 compared with $1,526,098,000 as of December 31, 2008.  The following table sets forth the significant components of the balance sheet as of March 31, 2009 compared with December 31, 2008 (dollars in thousands):

	March 31,	December 31,
	2009	2008	% Change
Assets:
Current assets	$237,729	$279,511	(15)%
Property and equipment, net	1,033,760	990,932	4
Goodwill, net	230,774	230,744	—
Other assets	23,774	24,881	(4)
	$1,526,037	$1,526,098	—%
Liabilities and stockholders’ equity:
Current liabilities	$150,600	$173,066	(13)%
Long-term debt – less current portion	225,049	246,064	(9)
Deferred income taxes	156,706	145,568	8
Other long-term liabilities	68,688	67,845	1
Equity	924,994	893,555	4
	$1,526,037	$1,526,098	—%

Current assets as of March 31, 2009 decreased 15% compared with December 31, 2008, primarily reflecting a 19% decrease in trade accounts receivable due to lower marine transportation and diesel engine services revenues related to lower business activity levels.

Property and equipment, net of accumulated depreciation, at March 31, 2009 increased 4% compared with December 31, 2008.  The increase reflected $64,845,000 of capital expenditures for the 2009 first quarter, more fully described under Capital Expenditures below, less $21,589,000 of depreciation expense for the first three months of 2009 and $428,000 of property disposals during the 2009 first quarter.

Current liabilities as of March 31, 2009 decreased 13% compared with December 31, 2008.  Accounts payable decreased 12%, a reflection of the declining business activity during the 2009 first quarter in both the marine transportation and diesel engine services segments and lower shipyard accruals.  Income taxes payable increased 82%, primarily reflecting the current federal tax provision for the 2009 first quarter, with the first 2009 year federal quarterly tax payment not due until April 2009.  Accrued liabilities decreased 18%, primarily from the payment during the 2009 first quarter of employee incentive compensation bonuses accrued during 2008 and lower marine insurance claims.

Long-term debt, less current portion, as of March 31, 2009 decreased 9% compared with December 31, 2008.  During the 2009 first quarter, the Company had net cash provided by operating activities of $81,445,000, proceeds from the exercise of stock options of $753,000 and proceeds from the disposition of assets of $672,000, partially offset by capital expenditures of $64,845,000.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Deferred income taxes as of March 31, 2009 increased 8% compared with December 31, 2008.  The increase was primarily due to a higher 2009 first quarter deferred tax provision of $9,520,000, which included bonus tax depreciation on qualifying expenditures under to the American Recovery and Reinvestment Act of 2009.

Equity as of March 31, 2009 increased 4% compared with December 31, 2008.  The increase was the result of $28,006,000 of net earnings attributable to Kirby for the first three months of 2009,  a decrease in additional paid-in capital of $4,382,000, a $6,581,000 decrease in treasury stock and an increase of $1,265,000 in accumulated other comprehensive income.  The decrease in additional paid-in capital and treasury stock was attributable to the exercise of stock options and the issuance of restricted stock.  The increase in accumulated other comprehensive income primarily resulted from the net change in fair value of interest rate swap agreements, net of taxes, more fully described under Long-Term Financing below, and the decrease in unrecognized losses related to the Company’s defined benefit plans.

Long-Term Financing

The Company has a $250,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank, with a maturity date of June 14, 2011.  The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment.  The unsecured Revolving Credit Facility has a variable interest rate based on LIBOR that varies with the Company’s senior debt rating and the level of debt outstanding.  As of March 31, 2009, the Company was in compliance with all Revolving Credit Facility covenants and had $25,000,000 of borrowings outstanding under the Revolving Credit Facility.  The average borrowing under the Revolving Credit Facility during 2009 first quarter was $40,150,000, computed by averaging the daily balance. The weighted average interest rate for the 2009 first quarter was 1.0%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit facility borrowing. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit.  Outstanding letters of credit under the Revolving Credit Facility were $1,294,000 as of March 31, 2009.

The Company has $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013.  The 2005 Senior Notes pay interest quarterly at a rate equal to the LIBOR plus a margin of 0.5%.  The 2005 Senior Notes are callable, at the Company’s option, at par.  No principal payments are required until maturity in February 2013.  As of March 31, 2009, $200,000,000 was outstanding under the 2005 Senior Notes and the average interest rate was 2.4% for the 2009 first quarter.  The Company was in compliance with all 2005 Senior Notes covenants at March 31, 2009.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2009.  The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued.  The Company did not have any borrowings outstanding under the Credit Line as of March 31, 2009.  Outstanding letters of credit under the Credit Line were $539,000 as of March 31, 2009.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of March 31, 2009, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional Amount	Effective date	Termination date	Fixed pay rate	Receive rate

$ 50,000	April 2004	May 2009	4.00%	Three-month LIBOR
$ 100,000	March 2006	February 2013	5.45%	Three-month LIBOR
$ 50,000	November 2008	February 2013	3.50%	Three-month LIBOR

On February 1, 2008, the Company entered into an interest rate swap agreement in a notional amount of $50,000,000 with a fixed rate of 3.795% for the purpose of extending an existing hedge of its exposure to interest rate fluctuations on floating rate interest payments on the Company’s variable rate senior notes. The term of the new swap agreement starts on May 28, 2009, which is the maturity date of two existing swaps with the same total notional amount of $50,000,000, and ends on February 28, 2013, the maturity date of the Company’s variable rate senior notes. The swap agreement effectively converts the Company’s interest rate obligation on a portion of the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. The swap agreement is designated as a cash flow hedge for the Company’s variable rate senior notes.

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

As of March 31, 2009, the Company has purchased Euro call options with a 1.28 strike price in the amount of 264,090 Euros maturing on March 1, 2010 and 528,180 Euros maturing on December 1, 2010. The purchased call options are designated as cash flow hedges, therefore, the changes in fair value, to the extent the purchased call options agreements are effective, are recognized in other comprehensive income until the purchased call option expires and is recognized in cost of sales and operating expenses.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet (in thousands):

Asset Derivatives	Balance Sheet Location	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133:

Foreign exchange contracts	Other assets	$102	$188
Total derivatives designated as hedging instruments under SFAS No. 133		$102	$188
Total asset derivatives		$102	$188

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet (in thousands):

Liability Derivatives	Balance Sheet Location	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133:

Interest rate contracts	Accrued liabilities	$216	$502
Interest rate contracts	Other long-term liabilities	20,030	20,500
Total derivatives designated as hedging instruments under SFAS No. 133		$20,246	$21,002
Total liability derivatives		$20,246	$21,002

Fair value amounts were derived as of March 31, 2009 and December 31, 2008 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. The fair value of the Company’s derivative instruments is described above in Note 4, Fair Value Measurements.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Any ineffectiveness related to the Company’s hedges was not material for any of the periods presented.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments (in thousands):

		Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in SFAS No. 133 Cash	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Three months ended March 31,		Three months ended March 31,
Flow Hedging Relationships:	(Effective Portion)	2009	2008	2009	2008
Interest rate contracts	Interest expense	$756	$(6,013)	$(1,373)	$(283)
Foreign exchange contracts	Cost and sales of operating expenses	(86)	—	—	—
Total		$670	$(6,013)	$(1,373)	$(283)

The Company anticipates $3,916,000 of net losses on interest rate swap agreements included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $2,000 of net losses on foreign currency contracts included in accumulated other comprehensive income will be transferred into earnings over the next year based on the maturity date being less than twelve months on one of the two purchased call options.

Capital Expenditures

Capital expenditures for the 2009 first quarter were $64,845,000, of which $48,500,000 was for construction of new tank barges and towboats, and $16,345,000 was primarily for upgrading of the existing marine transportation fleet.   Capital expenditures for the 2008 first quarter were $48,753,000, of which $27,426,000 was for construction of new tank barges and towboats, and $21,327,000 was primarily for upgrading of the existing marine transportation fleet.  Financing of the construction of the new tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

A summary of the new tank barge construction follows:

Contract	No. of	Total	Expended					Placed in Service
Date	Barges	Capacity	2007	2008	2009	Total		2007	2008	2009*	2010*
			($ in millions)					(Barrels in thousands)
April 2006	8	227,000	9.9	6.4	—	17.7		85	142	—	—
Oct. 2006	6	66,000	6.2	.4	—	8.3		44	22	—	—
Feb. 2007	12	340,000	—	36.7	—	36.7		—	340	—	—
Aug. 2007	6	71,000	2.2	7.9	.5	10.6		—	71	—	—
Dec. 2007	2	21,000	—	2.6	.7	3.3		—	11	10	—
Jan. 2008	14	320,000	—	—	17.5	37.7	Est.	—	—	320	—
Mar. 2008	2	55,000	—	—	7.1	7.1		—	—	55	—
Apr. 2008	6	63,000	—	3.6	1.5	11.4	Est.	—	—	42	21
May 2008	5	103,000	—	10.6	16.0	29.3	Est.	—	—	103	—
May 2008	6	168,000	—	4.9	1.5	16.4	Est.	—	—	140	28
Aug. 2008	15	420,000	—	—	—	41.7	Est.	—	—	420	—
____________

* Based on current or expected construction schedule

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

A summary of the new towboat construction follows:

				Expended					Placed in Service
Contract	No. of
Date	Towboats	Horsepower	Market	2007	2008	2009	Total		2007	2008	2009*	2010*
				($ in millions)

Aug. 2006	4	1800	Canal	7.0	3.3	—	13.1		1	3	—	—
Mar. 2007	4	1800	Canal	1.2	9.1	1.7	13.1	Est.	—	1	3	—
June 2007	2	1800	Canal	.3	2.2	1.4	6.9	Est.	—	—	2	—
Aug. 2007	2	1800	Canal	.1	1.5	.6	6.9	Est.	—	—	—	2
____________

* Based on current or expected construction schedule

Funding for future capital expenditures and new barge and towboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2009 first quarter.  As of May 7, 2009, the Company had 1,420,000 shares available under its existing repurchase authorization.  Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility.  The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions.  When purchasing its common stock, the Company is subject to price, trading volume and other market considerations.  Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $81,445,000 during the three months ended March 31, 2009 compared with $61,309,000 generated during the three months ended March 31, 2008.  The 2009 first quarter experienced a net increase in cash flows from changes in operating assets and liabilities versus a net decrease in the 2008 first quarter primarily due to a decrease in receivables in the 2009 first quarter as a result of decreased revenues due to weaker business activity levels versus the 2008 first quarter which experienced an increase in receivables as revenues increased due to stronger business activity levels. The increase in cash flows from changes in operating assets and liabilities related to receivables in the 2009 first quarter was partially offset by decreases in accounts payable due to lower business activity levels and larger incentive compensation payments in 2009 versus 2008.

Funds generated are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings associated with each of the above and other operating requirements.  In addition to net cash flow provided by operating activities, the Company also had available  as  of  May 6, 2009, $238,706,000 under its Revolving Credit Facility and $4,459,000 available under its Credit Line.

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

The credit markets are currently undergoing significant volatility.  Many financial institutions recently experienced liquidity concerns, prompting government intervention to mitigate pressure on the credit markets.  The Company’s material exposure to the current credit market crisis includes its Revolving Credit Facility, 2005 Senior Notes, Credit Line and counterparty performance risks related to its interest rate swap agreements.

The Revolving Credit Facility’s commitment is in the amount of $250,000,000 and expires June 14, 2011.  As of March 31, 2009, the Company had $223,706,000 available under the Revolving Credit Facility.  Future extensions of the Revolving Credit Facility may contain terms that are less favorable than those of the current Revolving Credit Facility should current credit market volatility be prolonged for several years.  The Revolving Credit Facility also allows for an increase in the commitments from the banks from the current $250,000,000 level up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment.  Based on current economic conditions and credit market volatility, there is no guarantee that the participating banks would elect to increase the commitment, and if they did, the terms may be less favorable than the current Revolving Credit Facility.  The 2005 Senior Notes do not mature until 2013 and require no prepayments.  Bond and private placement markets have been negatively impacted by the worldwide credit crisis, which has resulted in more restrictive access by issuers and higher costs.  While the Company currently has no plans to access the bond market, should the Company decide to do so in the near term, the terms, size and cost of a new debt issue could be less favorable.

Current market conditions also elevate the concern over counterparty risks related to the Company’s interest rate swap agreements used to hedge the Company’s exposure to fluctuating interest rates.  The counterparties to these contracts are large multinational banks.  The Company may not realize the benefit of some of its hedges should one of these financial counterparties not perform.

There are numerous factors that may negatively impact the Company’s cash flow in 2009. For a list of significant risks and uncertainties that could impact cash flows, see Item 1A, Risk Factors, and Note 11, Contingencies and Commitments, in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 4, Long-Term Debt, in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business.  The aggregate notional value of these instruments is $11,398,000 at March 31, 2009, including $5,340,000 in letters of credit and debt guarantees, and $6,058,000 in performance bonds.  All of these instruments have an expiration date within three years.  The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

During the last three years, inflation has had a relatively minor effect on the financial results of the Company.  The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel as noted above, can be passed through to its customers.  Spot market rates, which include fuel, are subject to market volatility.  The repair portion of the diesel engine services segment is based on prevailing current market rates.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. As of March 31, 2009, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional Amount	Effective date	Termination date	Fixed pay rate	Receive rate

$ 50,000	April 2004	May 2009	4.00%	Three-month LIBOR
$ 100,000	March 2006	February 2013	5.45%	Three-month LIBOR
$ 50,000	November 2008	February 2013	3.50%	Three-month LIBOR

On February 1, 2008, the Company entered into an interest rate swap agreement in a notional amount of $50,000,000 with a fixed rate of 3.795% for the purpose of extending an existing hedge of its exposure to interest rate fluctuations on floating rate interest payments on the Company’s variable rate senior notes. The term of the new swap agreement starts on May 28, 2009, which is the maturity date of two existing swaps with the same total notional amount of $50,000,000, and ends on February 28, 2013, the maturity date of the Company’s variable rate senior notes. The swap agreement effectively converts the Company’s interest rate obligation on a portion of the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. The swap agreement is designated as a cash flow hedge for the Company’s variable rate senior notes.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

As of March 31, 2009, the Company has purchased Euro call options with a 1.28 strike price in the amount of 264,090 Euros maturing on March 1, 2010 and 528,180 Euros maturing on December 1, 2010. The purchased call options are designated as cash flow hedges, therefore, the changes in fair value, to the extent the purchased call options agreements are effective, are recognized in other comprehensive income until the purchased call option expires and is recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet (in thousands):

Asset Derivatives	Balance Sheet Location	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133:

Foreign exchange contracts	Other assets	$102	$188
Total derivatives designated as hedging instruments under SFAS No. 133		$102	$188
Total asset derivatives		$102	$188

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet (in thousands):

Liability Derivatives	Balance Sheet Location	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133:

Interest rate contracts	Accrued liabilities	$216	$502
Interest rate contracts	Other long-term liabilities	20,030	20,500
Total derivatives designated as hedging instruments under SFAS No. 133		$20,246	$21,002
Total liability derivatives		$20,246	$21,002

Fair value amounts were derived as of March 31, 2009 and December 31, 2008 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. The fair value of the Company’s derivative instruments is described above in Note 4, Fair Value Measurements.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Any ineffectiveness related to the Company’s hedges was not material for any of the periods presented.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments (in thousands):

		Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in SFAS No. 133 Cash	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Three months ended March 31,		Three months ended March 31,
Flow Hedging Relationships:	(Effective Portion)	2009	2008	2009	2008
Interest rate contracts	Interest expense	$756	$(6,013)	$(1,373)	$(283)
Foreign exchange contracts	Cost and sales of operating expenses	(86)	—	—	—
Total		$670	$(6,013)	$(1,373)	$(283)

The Company anticipates $3,916,000 of net losses on interest rate swap agreements included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $2,000 of net losses on foreign currency contracts included in accumulated other comprehensive income will be transferred into earnings over the next year based on the maturity date being less than twelve months on one of the two purchased call options.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES
PART II - OTHER INFORMATION

Item 4.  Results of Votes of Security Holders

The Company held its Annual Meeting of Stockholders on April 28, 2009, at which the stockholders voted on the following matters:

a)
Class II Directors elected to serve until the 2012 Annual Meeting of Stockholders are Bob G. Gower, Monte J. Miller and Joseph H. Pyne.  Class III Directors continuing to serve until the 2010 Annual Meeting of Stockholders are C. Sean Day, William M. Lamont, Jr. and C. Berdon Lawrence.  Class I directors continuing to serve until the 2011 Annual Meeting of Stockholders are James R. Clark, David L. Lemmon, George A. Peterkin, Jr. and Richard R. Stewart.

The number of for, against and abstain votes with respect to the election of the Class II Directors was as follows:

Bob G. Gower	For	49,895,648	Against	862,759	Abstain	32,679
Monte J. Miller	For	50,206,043	Against	551,847	Abstain	33,196
Joseph H. Pyne	For	49,927,005	Against	831,677	Abstain	32,404

b)
A proposal to ratify the Audit Committee’s selection of KPMG LLP as the Company’s independent registered public accounting firm for 2009.  The number of for, against and abstain votes with respect to the matter was as follows:

For	49,000,955
Against	1,763,043
Abstain	27,088

Item 6.  Exhibits

31.1 – Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2 – Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32 – Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION
(Registrant)

By:	NORMAN W. NOLEN
Norman W. Nolen
Executive Vice President,
Chief Financial Officer and Treasurer
Dated:   May 7, 2009