Form 10-Q
period 2009-06-30
KIRBY CORP
filed 2009-08-06
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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
Yes   ☐          No   ☒

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on August 6, 2009 was 53,814,000.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2009	December 31, 2008
	($ in thousands)
Current assets:
Cash and cash equivalents	$8,478	$8,647
Accounts receivable:
Trade – less allowance for doubtful accounts	143,837	187,210
Other	9,896	12,976
Inventory – finished goods	44,590	48,518
Prepaid expenses and other current assets	13,314	12,163
Deferred income taxes	9,501	9,997

Total current assets	229,616	279,511

Property and equipment	1,761,286	1,655,575
Less accumulated depreciation	(697,699)	(664,643)

Property and equipment - net	1,063,587	990,932

Goodwill – net	230,774	230,774
Other assets	23,187	24,881

Total assets	$1,547,164	$1,526,098

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2009	December 31, 2008
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$368	$1,243
Income taxes payable	6,030	4,755
Accounts payable	64,422	78,020
Accrued liabilities	60,162	82,042
Deferred revenues	7,316	7,006

Total current liabilities	138,298	173,066

Long-term debt – less current portion	210,043	246,064
Deferred income taxes	167,294	145,568
Other long-term liabilities	65,183	67,845

Total long-term liabilities	442,520	459,477

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 57,337,000 shares	5,734	5,734
Additional paid-in capital	223,331	225,718
Accumulated other comprehensive income – net	(49,073)	(55,047)
Retained earnings	866,150	804,425
Treasury stock – at cost, 3,523,000 at June 30, 2009 and 3,848,000 at December 31, 2008	(83,093)	(90,777)
Total Kirby stockholders’ equity	963,049	890,053
Noncontrolling interests	3,297	3,502
Total equity	966,346	893,555

Total liabilities and equity	$1,547,164	$1,526,098

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$217,906	$281,906	$436,927	$543,134
Diesel engine services	54,837	66,354	113,477	135,696
Total revenues	272,743	348,260	550,404	678,830
Costs and expenses:
Costs of sales and operating expenses	160,710	220,259	329,804	428,605
Selling, general and administrative	28,734	33,451	63,544	66,323
Taxes, other than on income	3,193	3,455	6,278	6,988
Depreciation and amortization	22,519	22,385	44,795	44,712
Gain on disposition of assets	(120)	(500)	(364)	(442)
Total costs and expenses	215,036	279,050	444,057	546,186

Operating income	57,707	69,210	106,347	132,644
Other income (expense)	91	(12)	186	(108)
Interest expense	(2,793)	(3,508)	(5,606)	(7,290)

Earnings before taxes on income	55,005	65,690	100,927	125,246
Provision for taxes on income	(21,020)	(25,039)	(38,478)	(47,787)

Net earnings	33,985	40,651	62,449	77,459
Less: Net earnings attributable to noncontrolling interests	(266)	(317)	(724)	(478)

Net earnings attributable to Kirby	$33,719	$40,334	$61,725	$76,981

Net earnings per share attributable to Kirby common stockholders:
Basic	$.63	$.75	$1.15	$1.43
Diluted	$.63	$.74	$1.15	$1.42

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2009	2008
	($ in thousands)
Cash flows from operating activities:
Net earnings	$62,449	$77,459
Adjustments to reconcile net earnings attributable to Kirby to net cash provided by operations:
Depreciation and amortization	44,795	44,712
Provision for deferred income taxes	18,901	10,360
Amortization of unearned compensation	4,019	4,799
Other	218	(518)
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities:
Accounts receivable	44,347	(26,382)
Other, net	(23,171)	(11,604)
Net cash provided by operating activities	151,558	98,826

Cash flows from investing activities:
Capital expenditures	(116,608)	(106,511)
Acquisition of business and marine equipment	—	(5,134)
Proceeds from disposition of assets	886	1,267
Net cash used in investing activities	(115,722)	(110,378)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	(36,000)	2,500
Payments on long-term debt, net	(915)	(1,035)
Proceeds from exercise of stock options	1,532	8,687
Purchase of treasury stock	―	(3,175)
Excess tax benefit from equity compensation plans	306	6,051
Other	(928)	(471)
Net cash provided by (used in) financing activities	(36,005)	12,557
Increase (decrease) in cash and cash equivalents	(169)	1,005

Cash and cash equivalents, beginning of year	8,647	5,117
Cash and cash equivalents, end of period	$8,478	$6,122

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$5,495	$7,316
Income taxes	$16,834	$38,800

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009 and December 31, 2008, and the results of operations for the three months and six months ended June 30, 2009 and 2008.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB No. 141R, “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R was effective for acquisitions beginning in the Company’s fiscal year ending December 31, 2009.  As the Company completed no business acquisitions in the first six months of 2009, the adoption of SFAS No. 141R as of January 1, 2009 had no effect on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Company applied the provisions of SFAS No. 161 to its financial statement disclosures beginning in the first quarter of 2009.

In May 2009, the FASB issued FASB No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS No.165 is effective for interim and annual periods ending after June 15, 2009.  The Company adopted SFAS No. 165 in the second quarter of 2009 and has evaluated subsequent events through August 6, 2009, the time of filing of these financial statements with the Securities and Exchange Commission (“SEC”).

In June 2009, the FASB issued FASB No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Under SFAS No. 168, the FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The Company will adopt SFAS No. 168 in the third quarter of 2009 and it is not expected to have a material impact on the Company’s financial position or results of operations

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at June 30, 2009 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$123	$—	$123
Liabilities:
Derivatives	$—	$15,251	$—	$15,251

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$188	$—	$188
Liabilities:
Derivatives	$—	$21,002	$—	$21,002

Cash, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments.  The Company is of the opinion that amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt due to their variable interest rates.  The fair value of the Company’s derivative instruments is more fully described below in Note 5, Derivative Instruments.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on London Interbank Offered Rate (“LIBOR”) to quarterly fixed rate payments. As of June 30, 2009, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional Amount	Effective date	Termination date	Fixed pay rate	Receive rate

$100,000	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	November 2008	February 2013	3.50%	Three-month LIBOR
$50,000	May 2009	February 2013	3.795%	Three-month LIBOR

On February 1, 2008, the Company entered into an interest rate swap agreement in a notional amount of $50,000,000 with a fixed rate of 3.795% for the purpose of extending an existing hedge of its exposure to interest rate fluctuations on floating rate interest payments on the Company’s variable rate senior notes. The term of the new swap agreement started on May 28, 2009, the maturity date of two existing swaps with the same total notional amount of $50,000,000, and ends on February 28, 2013, the maturity date of the Company’s variable rate senior notes.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(5)	DERIVATIVE INSTRUMENTS ― (CONTINUED)

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

As of June 30, 2009, the Company has purchased Euro call options with a 1.28 strike price in the amount of 264,090 Euros maturing on March 1, 2010 and 528,180 Euros maturing on December 1, 2010. The purchased call options are designated as cash flow hedges, therefore, the changes in fair value, to the extent the purchased call options agreements are effective, are recognized in other comprehensive income until the purchased call option expires and is recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet (in thousands):

Asset Derivatives	Balance Sheet Location	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133:

Foreign exchange contracts	Prepaid expenses and other current assets	$37	$—
Foreign exchange contracts	Other assets	86	188
Total derivatives designated as hedging instruments under SFAS No. 133		$123	$188
Total asset derivatives		$123	$188

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(5)	DERIVATIVE INSTRUMENTS ― (CONTINUED)

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet (in thousands):

Liability Derivatives	Balance Sheet Location	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133:

Interest rate contracts	Accrued liabilities	$—	$502
Interest rate contracts	Other long-term liabilities	15,251	20,500

Total derivatives designated as hedging instruments under SFAS No. 133		$15,251	$21,002
Total liability derivatives		$15,251	$21,002

Fair value amounts were derived as of June 30, 2009 and December 31, 2008 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. The fair value of the Company’s derivative instruments is described above in Note 4, Fair Value Measurements.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(5)	DERIVATIVE INSTRUMENTS ― (CONTINUED)

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments (in thousands):

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)		Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended June 30,		Three months ended June 30,
		2009	2008	2009	2008

Interest rate contracts	Interest expense	$4,995	$6,851	$(1,789)	$(950)
Foreign exchange contracts	Cost of sales and operating expenses	21	—	—	—
Total		$5,016	$6,851	$(1,789)	$(950)

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
		Six months ended June 30,		Six months ended June 30,
		2009	2008	2009	2008
Interest rate contracts	Interest expense	$5,751	$838	$(3,162)	$(1,233)
Foreign exchange contracts	Cost of sales and operating expenses	(65)	—	—	—
Total		$5,686	$838	$(3,162)	$(1,233)

The Company anticipates $4,737,000 of net losses on interest rate swap agreements included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $2,000 of net gains on foreign currency contracts included in accumulated other comprehensive income will be transferred into earnings over the next year based on the maturity date being less than twelve months on one of the two purchased call options.

(6)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below.  The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Compensation cost	$2,179	$2,641	$4,019	$4,799
Income tax benefit	836	1,012	1,543	1,838

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(6)	STOCK AWARD PLANS — (CONTINUED)

The Company has four employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock.  For all of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant.  The terms of the options are five years and vest ratably over three years.  At June 30, 2009, 1,667,062 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plans described above for the six months ended June 30, 2009:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2008	514,181	$35.28
Granted	228,246	$23.98
Exercised	(62,674)	$20.36
Outstanding June 30, 2009	679,753	$32.86

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at June 30, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$20.89 - $22.05	28,734	.61	$21.28		28,734	$21.28
$23.98 - $27.60	318,386	3.74	$24.82		90,140	$26.94
$34.40 - $36.94	174,138	2.78	$35.54		96,213	$35.70
$48.00 - $48.65	158,495	3.61	$48.18		52,828	$48.18
$20.89 - $48.65	679,753	3.34	$32.86	$(730,000)	267,915	$33.67	$(502,000)

The following is a summary of the restricted stock award activity under the employee plans described above for the six months ended June 30, 2009:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2008	502,818	$33.64
Granted	263,579	$24.70
Vested	(158,122)	$29.73
Forfeited	(12,164)	$33.25
Nonvested balance at June 30, 2009	596,111	$30.73

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(6)	STOCK AWARD PLANS — (CONTINUED)

The Company has two director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options can be granted under one of the plans. The 2000 Director Plan provides for automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted when first elected a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At June 30, 2009, 393,355 shares were available for future grants under the 2000 Director Plan. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

The following is a summary of the stock option activity under the director plans described above for the six months ended June 30, 2009:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2008	309,572	$30.94
Granted	50,433	$29.60
Exercised	(25,526)	$10.01
Forfeited	(12,000)	$35.99
Outstanding June 30, 2009	322,479	$32.20

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at June 30, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.06 - $12.69	45,084	2.74	$11.45		45,084	$11.45
$15.74 - $29.60	112,061	6.78	$23.05		62,236	$17.81
$35.17 - $55.49	165,334	7.88	$44.06		165,334	$44.06
$10.06 - $55.49	322,479	6.77	$32.20	$ (132,000)	272,654	$32.67	$ (241,000)

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(6)	STOCK AWARD PLANS — (CONTINUED)

The following is a summary of the restricted stock award activity under the director plan described above for the six months ended June 30, 2009:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2008	390	$56.00
Granted	10,919	$29.77
Vested	(1,119)	$38.91
Nonvested balance at June 30, 2009	10,190	$29.77

The total intrinsic value of all stock options exercised under all of the Company’s plans was $983,000 and $15,288,000 for the six months ended June 30, 2009 and 2008, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $378,000 and $5,855,000 for the six months ended June 30, 2009 and 2008, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $3,859,000 and $6,798,000 for the six months ended June 30, 2009 and 2008, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $1,482,000 and $2,604,000 for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, there was $3,375,000 of unrecognized compensation cost related to nonvested stock options and $16,234,000 related to nonvested restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.4 years and restricted stock over approximately 2.1 years. The total fair value of stock options vested was $1,902,000 and $2,258,000 during the six months ended June 30, 2009 and 2008, respectively. The fair value of the restricted stock vested was $3,859,000 and $6,798,000 for the six months ended June 30, 2009 and 2008, respectively.

The weighted average per share fair value of options granted during the six months ended June 30, 2009 and 2008 was $8.15 and $15.42, respectively. The fair value of the options granted during the six months ended June 30, 2009 and 2008 was $2,271,000 and $3,513,000, respectively.

The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the six months ended June 30, 2009 and 2008 were as follows:

	Six months ended June 30,
	2009	2008
Dividend yield	None	None
Average risk-free interest rate	1.9%	3.1%
Stock price volatility	33%	26%
Estimated option term	Four years or eight years	Four years or eight years

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(7)	COMPREHENSIVE INCOME

The Company’s total comprehensive income for the three months and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net earnings	$33,985	$40,651	$62,449	$77,459
Other comprehensive income, net of taxes:
Pension and postretirement benefits	1,450	269	2,274	538
Change in fair value of derivative financial instruments	3,259	4,453	3,700	545
Total other comprehensive income, net of taxes	4,709	4,722	5,974	1,083
Total comprehensive income, net of taxes	38,694	45,373	68,423	78,542
Net earnings attributable to noncontrolling interests	(266)	(317)	(724)	(478)
Comprehensive income attributable to Kirby	$38,428	$45,056	$67,699	$78,064

(8)	SEGMENT DATA

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(8)	SEGMENT DATA ― (CONTINUED)

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and six months ended June 30, 2009 and 2008 and total assets as of June 30, 2009 and December 31, 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Marine transportation	$217,906	$281,906	$436,927	$543,134
Diesel engine services	54,837	66,354	113,477	135,696
	$272,743	$348,260	$550,404	$678,830
Segment profit (loss):
Marine transportation	$53,137	$62,154	$99,355	$117,670
Diesel engine services	7,457	10,356	12,544	21,461
Other	(5,589)	(6,820)	(10,972)	(13,885)
	$55,005	$65,690	$100,927	$125,246

			June 30, 2009	December 31, 2008
Total assets:
Marine transportation			$1,323,439	$1,289,689
Diesel engine services			196,756	208,993
Other			26,969	27,416
			$1,547,164	$1,526,098

The following table presents the details of “Other” segment loss for the three months and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

General corporate expenses	$(3,007)	$(3,800)	$(5,916)	$(6,929)
Gain on disposition of assets	120	500	364	442
Interest expense	(2,793)	(3,508)	(5,606)	(7,290)
Other income (expense)	91	(12)	186	(108)
	$(5,589)	$(6,820)	$(10,972)	$(13,885)

The following table presents the details of “Other” total assets as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008

General corporate assets	$24,553	$25,360
Investment in affiliates	2,416	2,056
	$26,969	$27,416

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(9)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Earnings before taxes on income – United States	$55,005	$65,690	$100,927	$125,246
Provision for taxes on income:
Federal:
Current	$9,230	$17,760	$15,168	$32,311
Deferred	9,381	4,598	18,901	10,360
State and local	2,409	2,681	4,409	5,116
	$21,020	$25,039	$38,478	$47,787

(10)	EARNINGS PER SHARE OF COMMON STOCK

Effective January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”) which requires unvested share-based payment awards with non-forfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities for the purposes of applying the two-class method of calculating earnings per share.  Accordingly,  restricted stock granted under the Company’s stock-based compensation plans are treated as participating securities under the two-class method of determining  earnings per share and earnings per share for prior periods have been restated to conform to FSP EITF 03-6-1.  The adoption of FSP EITF 03-6-1 lowered basic earnings per common share for the six months ended June 30, 2008 by $.01.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(10)	EARNINGS PER SHARE OF COMMON STOCK – (CONTINUED)

The following table presents the components of basic and diluted earnings per share of common stock for the three months and six months ended June 30, 2009 and 2008 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net earnings attributable to Kirby	$33,719	$40,334	$61,725	$76,981
Undistributed earnings allocated to restricted shares	(381)	(380)	(689)	(725)
Income available to Kirby common stockholders - basic	33,338	39,954	61,036	76,256

Undistributed earnings allocated to restricted shares	381	380	689	725
Undistributed earnings reallocated to restricted shares	(380)	(377)	(688)	(720)
Income available to Kirby common stockholders - diluted	$33,339	$39,957	$61,037	$76,261

Shares outstanding:
Weighted average common stock issued and outstanding	53,793	53,928	53,750	53,794
Weighted average unvested restricted stock	(608)	(508)	(601)	(506)
Weighted average common stock outstanding - basic	53,185	53,420	53,149	53,288

Dilutive effect of stock options	88	353	121	375
Weighted average common stock outstanding - diluted	53,273	53,773	53,270	53,663

Net earnings per share attributable to Kirby common stockholders:
Basic	$.63	$.75	$1.15	$1.43
Diluted	$.63	$.74	$1.15	$1.42

Certain outstanding options to purchase approximately 452,000 and 208,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2009 and 2008, respectively, as such stock options would have been antidilutive.

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

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The Company elected to fund its 2008 pension contribution in accordance with the Pension Protection Act of 2006 (“PPA”) to be approximately 94% funded on a PPA basis instead of the higher amount as determined by the ABO due to uncertainty in the economic and credit market environment in December 2008. The PPA funding target is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to contribute between $5,000,000 and $10,000,000 to its pension plan in December 2009 to fund its 2009 pension plan obligations so as to be approximately 96% funded on a PPA basis. As of June 30, 2009, no 2009 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$1,523	$1,736	$—	$—
Interest cost	2,102	2,047	21	24
Expected return on plan assets	(1,774)	(2,021)	—	—
Amortization:
Actuarial loss	1,412	634	—	2
Prior service credit	(23)	(22)	—	—
Net periodic benefit cost	$3,240	$2,374	$21	$26

	Pension Benefits
	Pension Plan		SERP
	Six months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$3,262	$3,265	$—	$—
Interest cost	4,243	3,963	42	48
Expected return on plan assets	(3,667)	(4,043)	—	—
Amortization:
Actuarial loss	2,833	1,110	1	5
Prior service credit	(45)	(44)	—	—
Net periodic benefit cost	$6,626	$4,251	$43	$53

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(11)	RETIREMENT PLANS — (CONTINUED)

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Other Postretirement Benefits Postretirement Welfare Plan Three months ended June 30,		Other Postretirement Benefits Postretirement Welfare Plan Six months ended June 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$63	$123	$124	$245
Interest cost	78	120	163	241
Amortization:
Actuarial gain	(88)	(31)	(164)	(62)
Prior service credit	10	10	20	20
Net periodic benefit cost	$63	$222	$143	$444

(12)	CONTINGENCIES

In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a Superfund site, the Palmer Barge Line (“Palmer”) site, located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study and, subsequently, a limited remediation was performed and is now complete. During the 2007 third quarter, five new PRP’s entered into an agreement with the EPA in regard to the Palmer site. In July 2008, the EPA sent a letter to approximately 30 PRPs for the Palmer site, including the Company, indicating that it intends to pursue recovery of $2,949,000 of costs it incurred in relation to the site. The Company and the other PRPs have participated in meetings with the EPA and the United States Department of Justice to discuss the nature of the costs. Based on these discussions, the Company is unable to estimate its potential liability, if any, for any portion of such costs.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business.  The aggregate notional value of these instruments is $12,115,000 at June 30, 2009, including $5,342,000 in letters of credit and debt guarantees, and $6,773,000 in performance bonds.  All of these instruments have an expiration date within three years.  The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.”  The weighted average number of common shares applicable to diluted earnings per share for the three months and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Weighted average number of common stock - diluted	53,273	53,773	53,270	53,663

The decrease in the weighted average number of common shares for both 2009 periods compared with the 2008 periods primarily reflected common stock repurchases during the 2008 third and fourth quarters, partially offset by the vesting of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 894 active tank barges, 17.1 million barrels of capacity, as of June 30, 2009, of which 49 were leased, and operated an average of 219 towing vessels during the 2009 second quarter, of which 54 were chartered.  The Company uses the United States inland waterway system to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals.  The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade.  Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.

For the 2009 second quarter, net earnings attributable to Kirby were $33,719,000, or $.63 per share, on revenues of $272,743,000, compared with 2008 second quarter net earnings attributable to Kirby of $40,334,000, or $.74 per share, on revenues of $348,260,000.  For the 2009 first six months, net earnings attributable to Kirby were $61,725,000, or $1.15 per share, on revenues of $550,404,000, compared with the 2008 first six months net earnings attributable to Kirby of $76,981,000, or $1.42 per share, on revenues of $678,830,000. The 2009 second quarter and first six months performance reflected lower demand in both its marine transportation and diesel engine services segments, driven by the global economic recession.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

As a result of the lower demand in both the marine transportation and diesel engine services segments, the Company took specific steps to reduce overhead and lower expenditures during the 2009 first quarter.  The shore staffs of the marine transportation and diesel engine services segments were reduced by approximately 6% through early retirement incentives and staff reductions.  A charge of $3,953,000 before taxes, or $.05 per share, was taken in the 2009 first quarter, consisting of $2,527,000 for marine transportation and $1,426,000 for diesel engine services.  The Company estimates that the 2009 first quarter early retirements and staff reductions resulted in a savings of $.02 per share in the 2009 second quarter, will result in a savings of $.02 per share for 2009, net of the $.05 per share 2009 first quarter charge, and will result in a savings of $.08 per share for 2010.  As of June 30, 2009, the shore staffs of the marine transportation and diesel engine services segments had been reduced 10% compared with June 30, 2008.

The marine transportation segment operated an average of 219 towboats during the 2009 second quarter, compared with an average of 259 during the 2008 second quarter.  For the 2009 first six months, the segment operated an average of 226 towboats compared with an average of 259 during the 2008 first six months.  As demand softened during the 2008 fourth quarter and the 2009 first six months, the Company released chartered towboats and laid-up Company owned towboats in an effort to balance horsepower needs with current requirements.  Going forward, the Company will continue to monitor towboat requirements and downsize or increase the towboat fleet as market changes warrant.

Marine Transportation

For the 2009 second quarter and first half, approximately 80% and 79%, respectively, of the Company’s revenue was generated by its marine transportation segment.  The segment’s customers include many of the major petrochemical and refining companies that operate in the United States.  Products transported include raw materials for many of the end products used widely by businesses and consumers – plastics, fiber, paints, detergents, oil additives and paper, among others.  Consequently, the Company’s business tends to mirror the general performance of the United States economy and volumes produced by the Company’s customer base, enhanced by the inherent efficiencies of barge transportation which is generally the lowest cost mode of surface transportation.

The Company’s marine transportation segment’s revenue and operating income for the 2009 second quarter decreased 23% and 15%, respectively, when compared with the second quarter of 2008.  For the 2009 first six months, revenue and operating income decreased 20% and 16%, respectively, compared with the first six months of 2008. During the 2009 second quarter and first six months, all four transportation markets, petrochemicals, black oil products, refined products and agricultural chemicals, saw demand for the movement of products soften, driven by the current economic recession. Pricing declined during the 2009 second quarter as overall industry demand softened. In addition, lower diesel fuel prices resulted in lower 2009 second quarter and first six months revenues associated with the pass through of diesel fuel to the customer through fuel escalation and de-escalation clauses in term contracts when compared with the 2008 second quarter and first six months. During the 2009 second quarter, petrochemical demand of more finished products into the Midwest continued to improve modestly and demand along the Gulf Coast appears to be stabilized when compared with the 2009 first quarter.  Black oil products and refined products demand remained weak.  Agricultural chemical demand remained weak as the spring Midwest inventory fill did not occur, primarily due to heavy spring rain which reduced the farmers’ ability to apply fertilizer.  Favorable operating conditions during the 2009 first six months offset to some degree the impact of the lower demand, but also drove down barge utilization.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

During the 2009 second quarter and first six months, approximately 80% of the marine transportation revenues were under term contracts and 20% were spot market revenues.  With the decline in industry-wide demand, excess equipment throughout the industry was moved into the spot market, placing downward pressure on spot market pricing, as well as on contract renewals. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, continued to represent approximately 55% of marine transportation revenues under term contracts during the 2009 second quarter and first six months.  Rates on term contracts renewed during the 2009 first quarter, net of fuel, were generally renewed at existing rates and in some cases rates were traded for longer terms.  Term contracts were renewed during the second quarter of 2009 with rates declining in a range of zero to 8% compared with the 2008 second quarter.  Spot market rates, which include the cost of fuel, decreased an average of 10% to 15% compared with the 2008 second quarter, with approximately half of the decrease fuel related.  Effective January 1, 2009, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts by 4% to 5%, excluding fuel.

The marine transportation operating margin for the 2009 second quarter was 24.4% compared with 22.0% for the 2008 second quarter and 22.7% for the 2009 first six months compared with 21.7% for the 2008 first six months, reflecting the reduction of towboats operated noted above, frozen officer and management salaries, reduced maintenance on laid-up equipment, ongoing cost reduction initiatives, more favorable operating conditions compared with the 2008 corresponding periods and more efficient operations at lower utilization levels.

Diesel Engine Services

For the 2009 second quarter and first half, approximately 20% and 21%, respectively, of the Company’s revenue was generated by the diesel engine services segment, of which 59% and 63% were generated through service and 41% and 37% from direct parts sales, respectively.  The results of the diesel engine services segment are largely influenced by the economic cycles of the marine, power generation and railroad industries it serves.

The Company’s diesel engine services segment’s 2009 second quarter revenue and operating income decreased 17% and 28%, respectively, compared with the second quarter of 2008.  For the first half of 2009, revenues and operating income decreased 16% and 42%, respectively, compared with the 2008 first half.  Demand levels for service and direct parts sales in the Gulf Coast marine markets and East and West Coast markets weakened considerably as Gulf Coast oil service customers and inland marine and offshore marine customers deferred maintenance as their activities slowed.  The medium-speed railroad market was also weak as industrial and shortline railroad customers deferred maintenance in response to the economic slowdown. The medium-speed power generation and international oil service market were stronger in the 2009 second quarter and first six months.

The diesel engine services segment’s operating margin for the 2009 second quarter was 13.6% compared with 15.6% for the second quarter of 2008.  For the 2009 first six months, the operating margin was 11.1% compared with 15.8% for the 2008 first six months.  The lower operating margins for the 2009 second quarter and first six months reflected lower service levels and direct parts sales and resulting lower labor utilization, and the charge for early retirements and staff reductions in the 2009 first quarter noted above.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2009 first six months, with net cash provided by operating activities of $151,558,000 compared with net cash provided by operating activities for the 2008 first six months of $98,826,000.  The 53% increase was aided by a decline in accounts receivable caused by lower business activity levels during the 2009 first six months.  In addition, during the 2009 and 2008 first six months, the Company generated cash of $1,532,000 and $8,687,000, respectively, from the exercise of stock options and $886,000 and $1,267,000, respectively, from proceeds from the disposition of assets.  For the 2009 first six months, cash and borrowings under the Company’s revolving credit facility were used for capital expenditures of $116,608,000, including $84,034,000 for new tank barge and towboat construction and $32,574,000 primarily for upgrading the existing marine transportation fleet.  The Company’s debt-to-capitalization ratio decreased to 17.9% at June 30, 2009 from 21.7% at December 31, 2008, primarily due to the increase in equity from net earnings attributable to Kirby for the 2009 first six months of $61,725,000, the exercise of stock options and lower debt.

The Company projects that capital expenditures for 2009 will be in the $180,000,000 to $190,000,000 range, including approximately $135,000,000 for new tank barge and towboat construction. The 2009 new construction presently consists of 46 barges with a total capacity of 1,107,000 barrels and five 1800 horsepower towboats. Delivery is anticipated to be throughout 2009 and the Company anticipates that 2009 new capacity will likely approximate capacity to be retired.  During the 2009 first six months, the Company took delivery of 21 new barges and seven new chartered barges with a total capacity of 572,000 barrels, and two 1800 horsepower towboats.  For 2010, new construction commitments include three barges with a total capacity of 49,000 barrels and two 1800 horsepower towboats, all of which are from 2007 and 2008 orders.

The Company’s strong cash flow and unutilized loan facilities position the Company to take advantage of internal and external growth opportunities in its marine transportation and diesel engine services segments.  The marine transportation segment’s external growth opportunities include potential acquisitions of independent inland tank barge operators and captive fleet owners seeking to outsource tank barge requirements.  Increasing the fleet size through external growth opportunities would allow the Company to improve asset utilization through more backhaul opportunities, faster barge turnarounds, more efficient use of horsepower, barges positioned closer to cargoes, less cleaning due to operating more barges with compatible prior cargoes, lower incremental costs due to enhanced purchasing power and minimal incremental administrative staff.  The diesel engine services segment’s growth opportunities include further consolidation of strategically located diesel service providers, and expanded service capability for other engine and marine gear related products.

As a result of the continuing global recession, petrochemical and refining production is below and is anticipated to remain below 2008 levels for the remainder of 2009.  Petrochemical demand of more finished products into the Midwest continued to modestly improve and demand along the Gulf Coast appears to be stabilizing when compared with the 2009 first quarter; however, the United States economy will have to start expanding before the Company sees any significant improvement in demand.  During 2008 and the 2009 first six months, 80% of marine transportation revenues were under term contracts, of which approximately 50% are up for renewals throughout 2009, including contracts renewed in the 2009 first six months.  During the 2009 first quarter, rates on term contracts were generally renewed, net of fuel, at existing rates and in some cases rates were traded for longer terms.  Term contracts were renewed during the second quarter of 2009 with rates declining in a range of zero to 8% compared with the 2008 second quarter. Spot market rates, which include fuel, for the 2009 second quarter decreased an average of 10% to 15% when compared with the 2008 second quarter, with approximately half of the decrease fuel related.  During 2008 and the 2009 first six months, some incremental capacity was added to the industry fleet and the Company anticipates some additional capacity will be added during the balance of 2009, based on current orders; however, the current reduction of petrochemical and refining production has resulted in excess barge capacity, lower utilization and the acceleration of the retirement of older barges.  Weaker market conditions may constrain new barge orders for 2010 and the retirement of older barges may be accelerated.  The Company also anticipates that the diesel engine services segment will continue to perform below 2008 levels with no notable improvement forecasted for the balance of 2009 as customers continue to defer maintenance due to reduced utilization of their equipment.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

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

Results of Operations

The Company reported 2009 second quarter net earnings attributable to Kirby of $33,719,000, or $.63 per share, on revenues of $272,743,000, compared with 2008 second quarter net earnings attributable to Kirby of $40,334,000, or $.74 per share, on revenues of $348,260,000.  Net earnings attributable to Kirby for the 2009 first six months were $61,725,000, or $1.15 per share, on revenues of $550,404,000, compared with $76,981,000, or $1.42 per share, on revenues of $678,830,000.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2009 second quarter compared with the second quarter of 2008, the first six months of 2009 compared with the first six months of 2008 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2009	%	2008	%	2009	%	2008	%
Marine transportation	$217,906	80%	$281,906	81%	$436,927	79%	$543,134	80%
Diesel engine services	54,837	20	66,354	19	113,477	21	135,696	20
	$272,743	100%	$348,260	100%	$550,404	100%	$678,830	100%

As a result of the lower demand in both the marine transportation and diesel engine services segments, the Company took specific steps to reduce overhead and lower expenditures during the 2009 first quarter.  The shore staffs of the marine transportation and diesel engine services segments were reduced by approximately 6% through early retirement incentives and staff reductions.  A charge of $3,953,000 before taxes, or $.05 per share, was taken in the 2009 first quarter, consisting of $2,527,000 for marine transportation and $1,426,000 for diesel engine services.  The Company estimates that the 2009 first quarter early retirements and staff reductions resulted in a savings of $.02 per share for the 2009 second quarter, will result in a savings of $.02 per share for 2009, net of the $.05 per share 2009 first quarter charge, and will result in a savings of $.08 per share for 2010.  As of June 30, 2009, the shore staffs of the marine transportation and diesel engine services segments had been reduced by 10% compared with June 30, 2008.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways.  As of June 30, 2009, the Company operated 894 active inland tank barges, with a total capacity of 17.1 million barrels, compared with 918 active inland tank barges at June 30, 2008, with a total capacity of 17.5 million barrels.  The Company operated an average of 219 active inland towing vessels during the 2009 second quarter and 226 during the 2009 first six months compared with 259 during the second quarter and the first six months of 2008.  The Company owns and operates four offshore dry-bulk barge and tug units engaged in the offshore transportation of dry-bulk cargoes.  The Company also owns a two-thirds interest in Osprey Line, L.L.C., operator of a barge feeder service for cargo containers on the Gulf Intracoastal Waterway, as well as several ports located above Baton Rouge on the Mississippi River.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2009 compared with the three months and six months ended June 30, 2008 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
Marine transportation revenues	$217,906	$281,906	(23)%	$436,927	$543,134	(20)%

Costs and expenses:
Costs of sales and operating expenses	122,152	174,185	(30)	248,017	333,834	(26)
Selling, general and administrative	18,959	21,597	(12)	42,424	43,905	(3)
Taxes, other than on income	2,713	3,188	(15)	5,504	6,423	(14)
Depreciation and amortization	20,945	20,782	1	41,627	41,302	1
	164,769	219,752	(25)	337,572	425,464	(21)
Operating income	$53,137	$62,154	(15)%	$99,355	$117,670	(16)%

Operating margins	24.4%	22.0%		22.7%	21.7%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first six months of 2009, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2009 Six Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	66%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Black Oil Products	19%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	10%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	5%	Anhydrous Ammonia, Nitrogen- Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2009 second quarter and first six months decreased 23% and 20%, respectively, compared with the 2008 second quarter and first six months, reflecting lower petrochemical, black oil products, refined petroleum products and agricultural chemical demand, driven by the current global economic recession and lower pricing.  In addition, lower diesel fuel costs resulted in lower revenues associated with the pass through of diesel fuel to the customer through fuel escalation and de-escalation clauses in term contracts.

The petrochemical market, the Company’s largest market, contributed 66% of the marine transportation revenue for the 2009 first six months.  During the 2009 second quarter and first six months, petrochemical transportation demand was soft, driven by the deteriorating economic environment.  Movements of more finished petrochemical products to the Midwest continued to modestly improve compared with the 2009 first and 2008 fourth quarters, when significant destocking of inventories occurred.  The Gulf Intracoastal Waterway petrochemical demand for the 2009 second quarter appeared to be stabilizing.  The black oil products market, which contributed 19% of 2009 first six months marine transportation revenue, and the refined products market, which contributed 10% of marine transportation revenue for the 2009 first six months, saw demand remain weak, consistent with prevailing conditions in the United States economy.  The agricultural chemical market, which contributed 5% of 2009 first six months marine transportation revenue, was weak as the spring Midwest inventory fill did not occur primarily due to heavy rain which reduced farmers’ ability to apply fertilizer.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

For the second quarter of 2009, the marine transportation segment incurred 1,141 delay days, 40% less than the 2008 second quarter delay days of 1,914.  For the 2009 first six months, 2,705 delay days occurred, 45% less than the 4,912 delay days that occurred in the 2008 first half.  Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions and other navigational factors.  The 2009 second quarter and first six months delay days reflected milder winter weather conditions and more normal water levels and some high water conditions in the Midwest compared with the 2008 second quarter and first six months that encountered ice and high water conditions in the Midwest throughout the 2008 first quarter and high water conditions throughout the Mississippi River System during the majority of 2008 second quarter.  The lower delay days led to reduced operating expenses compared with 2008 and helped offset some of the financial impact of the lower demand levels, but also drove down barge utilization.

During the 2009 and 2008 second quarters and first six months, approximately 80% of marine transportation revenues were under term contracts and 20% were spot market revenues. Time charters, which insulate the Company from revenue fluctuations caused by winter weather and navigational delays and temporary market declines, averaged approximately 55% of the revenues under term contracts during the 2009 first half. The 80% contract and 20% spot market mix provides the Company with a predictable revenue stream.  Rates on term contract renewals during the 2009 first quarter, net of fuel, were generally renewed at existing rates and in some cases rates were traded for longer terms. Term contracts were renewed during the second quarter of 2009 with rates declining in a range of zero to 8% compared with the 2008 second quarter. Effective January 1, 2009, escalators for labor and the producer price index on a number of multi-year contracts increased rates on those contracts by 4% to 5%. Spot market rates, which include fuel, for the 2009 first quarter decreased an average of 3% to 4% when compared with the 2008 first quarter.  During the 2009 second quarter, spot market rates decreased an average of 10% to 15% when compared with the 2008 second quarter, with approximately half of the decrease fuel related.  All marine transportation term contracts contain fuel escalation clauses.  Fuel escalation clauses are designed to recover additional fuel costs when fuel prices rise and rebate fuel costs when prices decline; however, there is generally a 30 to 90 day delay before contracts are adjusted.  Spot market contracts do not have escalators for fuel.

Marine Transportation Costs and Expenses

Costs and expenses for the 2009 second quarter and first six months decreased 25% and 21%, respectively, compared with the 2008 second quarter and first six months, primarily reflecting the lower costs and expenses associated with decreased marine transportation demand, resulting lower towboat requirements and lower diesel fuel prices, partially offset by the marine transportation portion of the 2009 first quarter early retirements and staff reductions charge noted above.  In addition, more favorable winter and spring weather and operating conditions during the 2009 first half compared with the 2008 first half reduced operating expenses.

Costs of sales and operating expenses for the 2009 second quarter and first six month decreased 30% and 26% respectively, compared with the second quarter and first six months of 2008, reflecting lower expenses associated with the decreased demand and more favorable winter and spring weather operating conditions, fewer towboats operated, as noted below, lower insurance claims losses and the positive impact of enhanced cost saving and efficiency initiatives.  The significantly lower price of diesel fuel and less consumption, as noted below, resulted in lower fuel costs during the 2009 second quarter and first six months.

The marine transportation segment operated an average of 219 towboats during the 2009 second quarter compared with 259 during the 2008 second quarter. During the 2009 first six months, the segment operated an average of 226 towboats, compared with 259 towboats operated during the 2008 first six months.  Since the fourth quarter of 2008 and continuing during the 2009 first six months, as demand weakened the Company released chartered towboats and laid-up Company owned towboats in an effort to balance horsepower needs with volume demand.  The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

During the 2009 second quarter, the Company consumed 10.6 million gallons of diesel fuel compared to 12.6 million gallons consumed during the 2008 second quarter.  For the 2009 first half, the Company consumed 20.3 million gallons of diesel fuel compared with 25.4 million during the 2008 first half. The average price per gallon of diesel fuel consumed during the 2009 second quarter was $1.43, a decrease of 60% compared with $3.56 per gallon for the second quarter of 2008, and $1.49 per gallon for the 2009 first half, a 52% decrease when compared with $3.13 per gallon for the 2008 first half.  The lower gallons consumed during the 2009 second quarter and first six months reflected the weaker demand in all four of the segment’s markets.

Selling, general and administrative expenses for the 2009 second quarter and first six months decreased 12% and 3%, respectively, compared with the 2008 second quarter and first six months. The second quarter decrease of 12% primarily reflects the cost savings from the 2009 first quarter early retirements and staff reductions, lower employee incentive compensation accruals and the freezing of all officer and management salaries at 2008 levels. The 3% decrease for the 2009 first six months also reflects the marine transportation portion of the charge for early retirements and staff reductions taken in the 2009 first quarter, as noted above.

Taxes, other than on income, for the 2009 second quarter and first six months decreased 15% and 14% respectively, compared with the second quarter and first six months of 2008, primarily the reflection of lower waterway user taxes from reduced mileage on taxable waterways.

Depreciation and amortization for the 2009 second quarter and first six months increased 1% compared with the 2008 second quarter and first half.  The increase was primarily attributable to increased capital expenditures, including new tank barges and towboats, and the acquisition in 2008 of marine equipment that was previously leased.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2009 second quarter decreased 15% compared with the 2008 second quarter. For the 2009 first six months, the segment’s operating income decreased 16% compared with the 2008 first six months. The decreases primarily reflected the lower demand in all four of the segment’s markets and the first six months decreases reflected the charge for early retirements and staff reductions in the 2009 first quarter.  Despite the lower demand, the operating margin was 24.4% for the 2009 second quarter compared with 22.0% for the 2008 second quarter and 22.7% for the 2009 first six months, which included the 2009 first quarter charge, compared with 21.7% for the 2008 first six months. The higher margin for both 2009 periods reflected the reduction of towboats operated noted above, frozen officer and management salaries, reduced maintenance on laid-up equipment, lower insurance claims losses, more efficient operations at lower utilization rates, ongoing cost reduction and efficiency initiatives and favorable 2009 second quarter and first six months operating conditions.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2009 compared with the three months and six months ended June 30, 2008 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
Diesel engine revenues	$54,837	$66,354	(17)%	$113,477	$135,696	(16)%

Costs and expenses:
Costs of sales and operating expenses	38,558	46,074	(16)	81,787	94,771	(14)
Selling, general and administrative	7,293	8,510	(14)	16,256	16,342	(1)
Taxes, other than on income	470	254	85	753	528	43
Depreciation and amortization	1,059	1,160	(9)	2,137	2,594	(18)
	47,380	55,998	(15)	100,933	114,235	(12)
Operating income	$7,457	$10,356	(28)%	$12,544	$21,461	(42)%

Operating margins	13.6%	15.6%		11.1%	15.8%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company’s diesel engine services segment, the revenue distribution for the first six months of 2009 and the customers for each market:

Markets Serviced	2009 Six Months Revenue Distribution	Customers
Marine	74%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers
Power Generation	19%	Standby Power Generation, Pumping Stations
Railroad	7%	Passenger (Transit Systems), Class II, Shortline, Industrial

Diesel engine services revenues for the 2009 second quarter and first six months decreased 17% and 16%, respectively, compared with the 2008 corresponding periods. Both decreases reflected the lower demand levels for service and direct parts sales in the Gulf Coast medium-speed and high-speed markets as Gulf Coast oil service customers and Gulf Intracoastal Waterway and Mississippi River inland marine customers deferred maintenance in response to the economic slowdown.  The medium-speed railroad market was also weak as industrial and shortline railroad customers deferred maintenance.  The medium-speed power generation market benefited from favorable engine-generator set upgrades and direct parts sales. The East Coast marine market benefited from engine overhaul projects in the 2009 first quarter and the international offshore oil services market was stronger during the 2009 second quarter.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2009 second quarter decreased 15% compared with the 2008 second quarter and 12% for the 2009 first six months compared with the 2008 first six months.  The 2009 first six months included a $1,426,000 charge in the 2009 first quarter for early retirements and staff reductions applicable to the diesel engine services segment. Partially offsetting the decrease in the 2009 second quarter and the first six months were the costs and expenses attributable to Lake Charles Diesel, acquired in June 2008.

Cost of sales and operating expenses for the 2009 second quarter and first six months decreased 16% and 14%, respectively, when compared with the corresponding 2008 periods, reflecting the lower service and direct parts sales activity noted above, with the 2009 first six months decrease including $621,000 of the 2009 first quarter early retirement and staff reduction charge.

Selling, general and administrative expenses for the 2009 second quarter and first six months decreased 14% and 1%, respectively, when compared with the 2008 second quarter and first six months, reflecting the 2009 first quarter early retirements and staff reductions, lower employee incentive compensation accruals for both 2009 periods, with the first six months decrease partially offset by $805,000 of the 2009 first quarter early retirement and staff reduction charge.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2009 second quarter and first six months decreased 28% and 42%, respectively, compared with the 2008 corresponding periods, primarily reflecting the soft medium-speed and high-speed Gulf Coast oil services and inland marine markets, and for the 2009 first six months, the 2009 first quarter early retirements and staff reductions charge noted above.  The operating margin for the 2009 second quarter was 13.6% compared with 15.6% for the 2008 second quarter and 11.1% for the 2009 first six months compared with 15.8% for the 2008 first six months. Both comparable periods reflected lower service and direct parts sales and resulting lower labor utilization, with the 2009 first half including the charge for early retirements and staff reductions noted above.

General Corporate Expenses

General corporate expenses for the 2009 second quarter were $3,007,000, a 21% decrease compared with $3,800,000 for the second quarter of 2008.  For the first six months of 2009, general corporate expenses were $5,916,000, a 15% decrease compared with $6,929,000 for the first six months of 2008. The decreases for both comparable periods primarily reflected lower employee incentive compensations accruals.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $120,000 for the 2009 second quarter compared with a net gain on disposition of assets of $500,000 for the 2008 second quarter.  For the 2009 first six months, the Company reported a net gain on disposition of assets of $364,000 compared with a net gain on disposition of assets of $442,000 for the first six months of 2008.  The net gains were predominantly from the sale of retired marine equipment.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Other Income (Expense)

The following table sets forth other income (expense), noncontrolling interests and interest expense for the three months and six months ended June 30, 2009 compared with the three months and six months ended June 30, 2008 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change

Other income (expense)	$91	$(12)	(858)%	$186	$(108)	(272)%
Noncontrolling interests	$(266)	$(317)	16%	$(724)	$(478)	51%
Interest expense	$(2,793)	$(3,508)	(20)%	$(5,606)	$(7,290)	(23)%

Interest Expense

Interest expense for the 2009 second quarter and first six months decreased 20% and 23% respectively, compared with the second quarter and first six months of 2008, primarily the result of lower average debt levels.  The average debt and average interest rate for the 2009 and 2008 second quarters, including the effect of interest rate swaps and collar, were $214,357,000 and 5.2%, and $289,000,000 and 4.9%, respectively.  For the first six months of 2009 and 2008, the average debt and average interest rate, including the effect of interest rate swaps and collar, were $227,904,000 and 5.0%, and $287,953,000 and 5.1%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of June 30, 2009 were $1,547,164,000 compared with $1,526,098,000 as of December 31, 2008.  The following table sets forth the significant components of the balance sheet as of June 30, 2009 compared with December 31, 2008 (dollars in thousands):

	June 30, 2009	December 31, 2008	% Change
Assets:
Current assets	$229,616	$279,511	(18)%
Property and equipment, net	1,063,587	990,932	7
Goodwill, net	230,774	230,774	—
Other assets	23,187	24,881	(7)
	$1,547,164	$1,526,098	1%
Liabilities and stockholders’ equity:
Current liabilities	$138,298	$173,066	(20)%
Long-term debt – less current portion	210,043	246,064	(15)
Deferred income taxes	167,294	145,568	15
Other long-term liabilities	65,183	67,845	(4)
Total equity	966,346	893,555	8
	$1,547,164	$1,526,098	1%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Current assets as of June 30, 2009 decreased 18% compared with December 31, 2008, primarily reflecting a 23% decrease in trade accounts receivable due to lower marine transportation and diesel engine services revenues related to lower business activity levels.  In addition, inventory-finished goods decreased 8% from lower activities in both the medium-speed and high-speed diesel engine services segment in the 2009 first half.

Property and equipment, net of accumulated depreciation, at June 30, 2009 increased 7% compared with December 31, 2008.  The increase reflected $116,608,000 of capital expenditures for the 2009 first six months, more fully described under Capital Expenditures below, less $43,431,000 of depreciation expense for the first six months of 2009 and $522,000 of property disposals during the 2009 first six months.

Current liabilities as of June 30, 2009 decreased 20% compared with December 31, 2008.  Accounts payable decreased 17%, a reflection of the declining business activity during the 2009 first six months in both the marine transportation and diesel engine services segments.  Accrued liabilities decreased 27%, primarily from the payment during the 2009 first six months of employee incentive compensation accrued during 2008, lower employee incentive compensation bonuses accrued during the 2009 first six months, and lower marine insurance claims.

Long-term debt, less current portion, as of June 30, 2009 decreased 15% compared with December 31, 2008.  During the 2009 first six months, the Company had net cash provided by operating activities of $151,558,000, proceeds from the exercise of stock options of $1,532,000 and proceeds from the disposition of assets of $886,000, partially offset by capital expenditures of $116,608,000.

Deferred income taxes as of June 30, 2009 increased 15% compared with December 31, 2008.  The increase was primarily due to a higher 2009 first six months deferred tax provision of $18,901,000, which included bonus tax depreciation on qualifying expenditures under to the American Recovery and Reinvestment Act of 2009.

Equity as of June 30, 2009 increased 8% compared with December 31, 2008.  The increase was the result of $61,725,000 of net earnings attributable to Kirby for the first six months of 2009,  a decrease in additional paid-in capital of $2,387,000, a $7,684,000 decrease in treasury stock and an increase of $5,974,000 in accumulated other comprehensive income.  The decrease in additional paid-in capital and treasury stock was attributable to the exercise of stock options and the issuance of restricted stock.  The increase in accumulated other comprehensive income primarily resulted from the net change in fair value of interest rate swap agreements, net of taxes, more fully described under Fair Value of Derivative Instruments below, and the decrease in unrecognized losses related to the Company’s defined benefit plans.

Long-Term Financing

The Company has a $250,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank, with a maturity date of June 14, 2011.  The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment.  The unsecured Revolving Credit Facility has a variable interest rate based on LIBOR that varies with the Company’s senior debt rating and the level of debt outstanding.  As of June 30, 2009, the Company was in compliance with all Revolving Credit Facility covenants and had $10,000,000 of borrowings outstanding under the Revolving Credit Facility.  The average borrowing under the Revolving Credit Facility during 2009 second quarter and first six months were $13,519,000 and $26,835,000, respectively, computed by averaging the daily balance. The weighted average interest rate for the 2009 second quarter and first six months was 0.9%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit facility borrowing. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit.  Outstanding letters of credit under the Revolving Credit Facility were $1,294,000 as of June 30, 2009.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The Company has $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013.  The 2005 Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%.  The 2005 Senior Notes are callable, at the Company’s option, at par.  No principal payments are required until maturity in February 2013.  As of June 30, 2009, $200,000,000 was outstanding under the 2005 Senior Notes and the average interest rate for the 2009 second quarter and first six months was 1.6% and 2.0%, respectively.  The Company was in compliance with all 2005 Senior Notes covenants at June 30, 2009.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2010.  The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued.  The Company did not have any borrowings outstanding under the Credit Line as of June 30, 2009.  Outstanding letters of credit under the Credit Line were $541,000 as of June 30, 2009.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. As of June 30, 2009, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional Amount	Effective date	Termination date	Fixed pay rate	Receive rate

$100,000	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	November 2008	February 2013	3.50%	Three-month LIBOR
$50,000	May 2009	February 2013	3.795%	Three-month LIBOR

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

On February 1, 2008, the Company entered into an interest rate swap agreement in a notional amount of $50,000,000 with a fixed rate of 3.795% for the purpose of extending an existing hedge of its exposure to interest rate fluctuations on floating rate interest payments on the Company’s variable rate senior notes. The term of the new swap agreement started on May 28, 2009, the maturity date of two existing swaps with the same total notional amount of $50,000,000, and ends on February 28, 2013, the maturity date of the Company’s variable rate senior notes.

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

As of June 30, 2009, the Company has purchased Euro call options with a 1.28 strike price in the amount of 264,090 Euros maturing on March 1, 2010 and 528,180 Euros maturing on December 1, 2010. The purchased call options are designated as cash flow hedges, therefore, the changes in fair value, to the extent the purchased call options agreements are effective, are recognized in other comprehensive income until the purchased call option expires and is recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet (in thousands):

Asset Derivatives	Balance Sheet Location	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133:

Foreign exchange contracts	Prepaid expenses and other current assets	$37	$—
Foreign exchange contracts	Other assets	86	188
Total derivatives designated as hedging instruments under SFAS No. 133		$123	$188
Total asset derivatives		$123	$188

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet (in thousands):

Liability Derivatives	Balance Sheet Location	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133:

Interest rate contracts	Accrued liabilities	$—	$502
Interest rate contracts	Other long-term liabilities	15,251	20,500
Total derivatives designated as hedging instruments under SFAS No. 133		$15,251	$21,002
Total liability derivatives		$15,251	$21,002

Fair value amounts were derived as of June 30, 2009 and December 31, 2008 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. The fair value of the Company’s derivative instruments is described above in Note 4, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments (in thousands):

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)		Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended June 30,		Three months ended June 30,
		2009	2008	2009	2008
Interest rate contracts	Interest expense	$4,995	$6,851	$(1,789)	$(950)
Foreign exchange contracts	Cost of sales and operating expenses	21	—	—	—
Total		$5,016	$6,851	$(1,789)	$(950)

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
		Six months ended June 30,		Six months ended June 30,
		2009	2008	2009	2008
Interest rate contracts	Interest expense	$5,751	$838	$(3,162)	$(1,233)
Foreign exchange contracts	Cost of sales and operating expenses	(65)	—	—	—
Total		$5,686	$838	$(3,162)	$(1,233)

The Company anticipates $4,737,000 of net losses on interest rate swap agreements included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $2,000 of net gains on foreign currency contracts included in accumulated other comprehensive income will be transferred into earnings over the next year based on the maturity date being less than twelve months on one of the two purchased call options.

Capital Expenditures

Capital expenditures for the 2009 first six months were $116,608,000, of which $84,034,000 was for construction of new tank barges and towboats, and $32,574,000 was primarily for upgrading of the existing marine transportation fleet. Capital expenditures for the 2008 first six months were $106,511,000, of which $63,454,000 was for construction of new tank barges and towboats, and $43,057,000 was primarily for upgrading of the existing marine transportation fleet.  Financing of the construction of the new tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

A summary of the new tank barge construction follows:

Contract	No. of	Total	Expended					Placed in Service
Date	Barges	Capacity	2007	2008	2009	Total		2007	2008	2009	*	2010	*
			($ in millions)					(Barrels in thousands)
April 2006	8	227,000	9.9	6.4	—	17.7		85	142	—		—
Oct. 2006	6	66,000	6.2	.4	—	8.3		44	22	—		—
Feb. 2007	12	340,000	—	36.7	—	36.7		—	340	—		—
Aug. 2007	6	71,000	2.2	7.9	.5	10.6		—	71	—		—
Dec. 2007	2	21,000	—	2.6	.7	3.3		—	11	10		—
Jan. 2008	14	335,000	—	—	37.9	37.9		—	—	335		—
Mar. 2008	2	55,000	—	—	7.1	7.1		—	—	55		—
Apr. 2008	6	64,000	—	3.6	4.2	11.4	Est.	—	—	43		21
May 2008	5	103,000	—	10.6	18.3	29.3	Est.	—	—	103		—
May 2008	6	168,000	—	4.9	5.2	16.4	Est.	—	—	140		28
Aug. 2008	15	421,000	—	—	2.8	41.7	Est.	—	—	421		—
____________

* Based on current or expected construction schedule

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

A summary of the new towboat construction follows:

Contract	No. of			Expended					Placed in Service
Date	Towboats	Horsepower	Market	2007	2008	2009	Total		2007	2008	2009	*	2010	*
	($ in millions)
Aug. 2006	4	1800	Canal	7.0	3.3	—	13.1		1	3	—		—
Mar. 2007	4	1800	Canal	1.2	9.1	3.2	14.3	Est.	—	1	3		—
June 2007	2	1800	Canal	.3	2.2	2.1	6.9	Est.	—	—	2		—
Aug. 2007	2	1800	Canal	.1	1.5	1.9	6.9	Est.	—	—	—		2

____________

* Based on current or expected construction schedule

Funding for future capital expenditures and new barge and towboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2009 first six months.  As of August 6, 2009, the Company had 1,420,000 shares available under its existing repurchase authorization.  Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility.  The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions.  When purchasing its common stock, the Company is subject to price, trading volume and other market considerations.  Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $151,558,000 during the six months ended June 30, 2009 compared with $98,826,000 generated during the first six months ended June 30, 2008.  The 2009 first six months experienced a net increase in cash flows from changes in operating assets and liabilities versus a net decrease in the 2008 first six months primarily due to a decrease in receivables in the 2009 first six months as a result of decreased revenues due to weaker business activity levels versus the 2008 first six months which experienced an increase in receivables as revenues increased due to stronger business activity levels. This was partially offset by decreases in accounts payable due to lower business activity levels and larger incentive compensation payments in 2009 versus 2008 and smaller incentive compensation accruals during the 2009 first half versus the 2008 first half.

Funds generated are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings associated with each of the above and other operating requirements.  In addition to net cash flow provided by operating activities, the Company also had available  as  of  August 6, 2009, $238,706,000 under its Revolving Credit Facility and $4,459,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $250,000,000 and expires June 14, 2011.  As of June 30, 2009, the Company had $238,706,000 available under the Revolving Credit Facility.  Future extensions of the Revolving Credit Facility may contain terms that are less favorable than those of the current Revolving Credit Facility should current credit market volatility be prolonged for several years.  The Revolving Credit Facility also allows for an increase in the commitments from the banks from the current $250,000,000 level up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment.  Based on current economic conditions and credit market volatility, there is no guarantee that the participating banks would elect to increase the commitment, and if they did, the terms may be less favorable than the current Revolving Credit Facility.  The 2005 Senior Notes of $200,000,000 do not mature until 2013 and require no prepayments.  Bond and private placement markets have been negatively impacted by the worldwide credit crisis, which has resulted in more restrictive access by issuers and higher costs.  While the Company currently has no plans to access the bond market, should the Company decide to do so in the near term, the terms, size and cost of a new debt issue could be less favorable.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business.  The aggregate notional value of these instruments is $12,115,000 at June 30, 2009, including $5,342,000 in letters of credit and debt guarantees, and $6,773,000 in performance bonds.  All of these instruments have an expiration date within three years.  The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. As of June 30, 2009, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional Amount	Effective date	Termination date	Fixed pay rate	Receive rate

$100,000	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	November 2008	February 2013	3.50%	Three-month LIBOR
$50,000	May 2009	February 2013	3.795%	Three-month LIBOR

On February 1, 2008, the Company entered into an interest rate swap agreement in a notional amount of $50,000,000 with a fixed rate of 3.795% for the purpose of extending an existing hedge of its exposure to interest rate fluctuations on floating rate interest payments on the Company’s variable rate senior notes. The term of the new swap agreement started on May 28, 2009, the maturity date of two existing swaps with the same total notional amount of $50,000,000, and ends on February 28, 2013, the maturity date of the Company’s variable rate senior notes.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

As of June 30, 2009, the Company has purchased Euro call options with a 1.28 strike price in the amount of 264,090 Euros maturing on March 1, 2010 and 528,180 Euros maturing on December 1, 2010. The purchased call options are designated as cash flow hedges, therefore, the changes in fair value, to the extent the purchased call options agreements are effective, are recognized in other comprehensive income until the purchased call option expires and is recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet (in thousands):

Asset Derivatives	Balance Sheet Location	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133:

Foreign exchange contracts	Prepaid expenses and other current assets	$37	$—
Foreign exchange contracts	Other assets	86	188
Total derivatives designated as hedging instruments under SFAS No. 133		$123	$188
Total asset derivatives		$123	$188

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet (in thousands):

Liability Derivatives	Balance Sheet Location	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133:

Interest rate contracts	Accrued liabilities	$—	$502
Interest rate contracts	Other long-term liabilities	15,251	20,500
Total derivatives designated as hedging instruments under SFAS No. 133		$15,251	$21,002
Total liability derivatives		$15,251	$21,002

Fair value amounts were derived as of June 30, 2009 and December 31, 2008 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. The fair value of the Company’s derivative instruments is described above in Note 4, Fair Value Measurements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments (in thousands):

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)		Amount of Loss Reclassified from Accumulated OCI into Income(Effective Portion)
		Three months ended June 30,		Three months ended June 30,
		2009	2008	2009	2008
Interest rate contracts	Interest expense	$4,995	$6,851	$(1,789)	$(950)
Foreign exchange contracts	Cost of sales and operating expenses	21	—	—	—
Total		$5,016	$6,851	$(1,789)	$(950)

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
		Six months ended June 30,		Six months ended June 30,
		2009	2008	2009	2008
Interest rate contracts	Interest expense	$5,751	$838	$(3,162)	$(1,233)
Foreign exchange contracts	Cost of sales and operating expenses	(65)	—	—	—
Total		$5,686	$838	$(3,162)	$(1,233)

The Company anticipates $4,737,000 of net losses on interest rate swap agreements included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $2,000 of net gains on foreign currency contracts included in accumulated other comprehensive income will be transferred into earnings over the next year based on the maturity date being less than twelve months on one of the two purchased call options.

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
Dated:  August 6, 2009