Form 10-Q
period 2009-09-30
KIRBY CORP
filed 2009-11-06
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Yes  ☐      No  ☑

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on November 6, 2009 was 53,813,000.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2009	2008
	($ in thousands)
Current assets:
Cash and cash equivalents	$39,762	$8,647
Accounts receivable:
Trade – less allowance for doubtful accounts	133,895	187,210
Other	11,163	12,976
Inventory – finished goods	40,065	48,518
Prepaid expenses and other current assets	13,789	12,163
Deferred income taxes	7,630	9,997

Total current assets	246,304	279,511

Property and equipment	1,778,470	1,655,575
Less accumulated depreciation	(694,768)	(664,643)

Property and equipment - net	1,083,702	990,932

Goodwill – net	230,774	230,774
Other assets	22,758	24,881

Total assets	$1,583,538	$1,526,098

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2009	2008
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$362	$1,243
Income taxes payable	7,375	4,755
Accounts payable	52,793	78,020
Accrued liabilities	63,962	82,042
Deferred revenues	8,013	7,006

Total current liabilities	132,505	173,066

Long-term debt – less current portion	200,036	246,064
Deferred income taxes	177,516	145,568
Other long-term liabilities	69,361	67,845

Total long-term liabilities	446,913	459,477

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 57,337,000 shares	5,734	5,734
Additional paid-in capital	225,925	225,718
Accumulated other comprehensive income – net	(49,350)	(55,047)
Retained earnings	901,164	804,425
Treasury stock – at cost, 3,504,000 at September 30, 2009 and 3,848,000 at December 31, 2008	(82,645)	(90,777)
Total Kirby stockholders’ equity	1,000,828	890,053
Noncontrolling interests	3,292	3,502
Total equity	1,004,120	893,555
Total liabilities and equity	$1,583,538	$1,526,098

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$227,467	$286,880	$664,394	$830,014
Diesel engine services	44,699	67,767	158,176	203,463
Total revenues	272,166	354,647	822,570	1,033,477

Costs and expenses:
Costs of sales and operating expenses	157,186	220,875	486,990	649,480
Selling, general and administrative	27,949	36,026	91,493	102,349
Taxes, other than on income	2,989	3,560	9,267	10,548
Depreciation and amortization	24,929	22,420	69,724	67,132
Loss (gain) on disposition of assets	(753)	166	(1,117)	(276)
Total costs and expenses	212,300	283,047	656,357	829,233

Operating income	59,866	71,600	166,213	204,244
Other income (expense)	189	(164)	375	(272)
Interest expense	(2,781)	(3,375)	(8,387)	(10,665)

Earnings before taxes on income	57,274	68,061	158,201	193,307
Provision for taxes on income	(21,826)	(25,932)	(60,304)	(73,719)

Net earnings	35,448	42,129	97,897	119,588
Less: Net earnings attributable to noncontrolling interests	(434)	(351)	(1,158)	(829)
Net earnings attributable to Kirby	$35,014	$41,778	$96,739	$118,759
Net earnings per share attributable to Kirby common stockholders:
Basic	$.65	$.77	$1.80	$2.21
Diluted	$.65	$.77	$1.79	$2.19

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2009	2008
	($ in thousands)
Cash flows from operating activities:
Net earnings	$97,897	$119,588
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	69,724	67,132
Provision for deferred income taxes	31,907	19,226
Amortization of unearned compensation	6,425	7,233
Other	(816)	1,131
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities:
Accounts receivable	54,723	(27,252)
Other, net	(22,759)	(3,610)
Net cash provided by operating activities	237,101	183,448

Cash flows from investing activities:
Capital expenditures	(162,972)	(141,525)
Acquisition of business and marine equipment	―	(5,436)
Proceeds from disposition of assets	3,619	1,346
Net cash used in investing activities	(159,353)	(145,615)

Cash flows from financing activities:
Payments on bank credit facilities, net	(46,000)	(27,210)
Payments on long-term debt, net	(928)	(1,055)
Proceeds from exercise of stock options	2,056	8,687
Purchase of treasury stock	—	(25,901)
Excess tax benefit (expense) from equity compensation plans	(393)	5,199
Other	(1,368)	(734)
Net cash used in financing activities	(46,633)	(41,014)
Increase (decrease) in cash and cash equivalents	31,115	(3,181)

Cash and cash equivalents, beginning of year	8,647	5,117
Cash and cash equivalents, end of period	$39,762	$1,936

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$8,212	$10,621
Income taxes	$26,690	$62,901

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2009 and December 31, 2008, and the results of operations for the three months and nine months ended September 30, 2009 and 2008.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 was effective for interim and annual periods ending after September 15, 2009.  Under SFAS No. 168, the FASB Accounting Standards Codification (the “Codification” or “ASC”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification superseded all existing non-SEC accounting and reporting standards at September 15, 2009.  All other nongrandfathered non-SEC accounting literature not included in the Codification has become nonauthoritative.  SFAS No. 168 has been incorporated in ASC 105, “Generally Accepted Accounting Principles”.   The Company adopted SFAS No. 168 in the third quarter of 2009 with no effect on the Company’s consolidated financial statements but did change the referencing of financial accounting standards.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(2)	ACCOUNTING ADOPTIONS – (CONTINUED)

The Company adopted a new accounting standard included in ASC 805, “Business Combinations” (formerly SFAS No. 141(R), “Business Combinations”) for business combinations beginning in the Company’s fiscal year ending December 31, 2009.  This standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This standard also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  As the Company completed no business acquisitions in the first nine months of 2009, the adoption as of January 1, 2009 had no effect on the Company’s consolidated financial statements.

The Company adopted ASC 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”) effective January 1, 2009.  This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  Beginning January 1, 2009, the Company has applied the provisions of this standard to its accounting for noncontrolling interests and its financial statement disclosures. The presentation and disclosure provisions of this standard have been applied to all periods presented in the consolidated financial statements.

The Company adopted the provisions of ASC 820-10, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, “Fair Value Measurements”) with respect to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), effective January 1, 2009.  The adoption of ASC 820-10 in the first quarter of 2009 did not have an impact on the Company’s consolidated financial statements except the Company has applied these provisions to its financial statement disclosures.

The Company adopted a new accounting standard included in ASC 815, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”) effective January 1, 2009.  This standard amends and expands derivatives and hedging disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under GAAP and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Company applied the provisions of this standard to its financial statement disclosures beginning in the first quarter of 2009.

The Company adopted a new accounting standard included in ASC 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This standard also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The Company adopted this standard in the second quarter of 2009 and has evaluated subsequent events through November 6, 2009, the time of filing of these financial statements with the SEC.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(3)	ACQUISITIONS – (CONTINUED)

Pro forma results of the acquisitions made in the 2008 year have not been presented as the pro forma revenues, earnings before taxes on income, net earnings attributable to Kirby and net earnings per share attributable to Kirby common stockholders would not be materially different from the Company’s actual results.

(4)	FAIR VALUE MEASUREMENTS

ASC 820-10 provides guidance for using fair value to measure assets and liabilities by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  ASC 820-10 establishes a three tier value hierarchy, which prioritizes the inputs to valuation techniques used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little, if any, market data exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at September 30, 2009 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$153	$—	$153
Liabilities:
Derivatives	$—	$16,961	$—	$16,961

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$188	$—	$188
Liabilities:
Derivatives	$—	$21,002	$—	$21,002

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

ASC 815 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) established accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of earnings. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the cumulative difference between the fair value of the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by ASC 815, is recognized immediately in earnings.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on a portion of the Company’s variable rate senior notes from quarterly floating rate payments based on the London Interbank Offered Rate (“LIBOR”) to quarterly fixed rate payments. As of September 30, 2009, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional Amount	Effective date	Termination date	Fixed pay rate	Receive rate

$ 100,000	March 2006	February 2013	5.45%	Three-month LIBOR
$ 50,000	November 2008	February 2013	3.50%	Three-month LIBOR
$ 50,000	May 2009	February 2013	3.795%	Three-month LIBOR

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(5)	DERIVATIVE INSTRUMENTS – (CONTINUED)

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

As of September 30, 2009, the Company has purchased Euro call options with a 1.28 strike price in the amount of 264,090 Euros maturing on March 1, 2010 and 528,180 Euros maturing on December 1, 2010. The purchased call options are designated as cash flow hedges, therefore, the changes in fair value, to the extent the purchased call options agreements are effective, are recognized in other comprehensive income until the purchased call option expires and is recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet (in thousands):

Asset Derivatives	Balance Sheet Location	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under ASC 815:

Foreign exchange contracts	Prepaid expenses and other current assets	$49	$—
Foreign exchange contracts	Other assets	104	188
Total derivatives designated as hedging instruments under ASC 815		$153	$188

Total asset derivatives		$153	$188

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet (in thousands):

Liability Derivatives	Balance Sheet Location	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under ASC 815:

Interest rate contracts	Accrued liabilities	$—	$502
Interest rate contracts	Other long-term liabilities	16,961	20,500
Total derivatives designated as hedging instruments under ASC 815		$16,961	$21,002

Total liability derivatives		$16,961	$21,002

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(5)	DERIVATIVE INSTRUMENTS – (CONTINUED)

Fair value amounts were derived as of September 30, 2009 and December 31, 2008 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. The fair value of the Company’s derivative instruments is described above in Note 4, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended September 30,		Three months ended September 30,
		2009	2008	2009	2008
Interest rate contracts	Interest expense	$(1,710)	$(958)	$(2,039)	$(1,074)
Foreign exchange contracts	Cost of sales and operating expenses	30	—	—	—
Total		$(1,680)	$(958)	$(2,039)	$(1,074)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
		Nine months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
Interest rate contracts	Interest expense	$4,041	$(120)	$(5,201)	$(2,307)
Foreign exchange contracts	Cost of sales and operating expenses	(35)	—	—	—
Total		$4,006	$(120)	$(5,201)	$(2,307)

The Company anticipates $5,127,000 of net losses on interest rate swap agreements included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $9,000 of net gains on foreign currency contracts included in accumulated other comprehensive income will be transferred into earnings over the next year based on the maturity date being less than twelve months on one of the two purchased call options.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(6)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below.  The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Compensation cost	$2,406	$2,434	$6,425	$7,233
Income tax benefit	924	932	2,467	2,770

The Company has four employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock.  For all of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant.  The terms of the options are five years and vest ratably over three years.  At September 30, 2009, 1,669,878 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plans described above for the nine months ended September 30, 2009:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2008	514,181	$35.28
Granted	228,246	$23.98
Exercised	(85,342)	$21.10
Outstanding September 30, 2009	657,085	$33.20

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at September 30, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$20.89 - $22.05	16,734	.37	$21.56		16,734	$21.56
$23.98 - $27.60	307,718	3.57	$24.79		79,472	$27.11
$34.40 - $36.94	174,138	2.52	$35.54		96,213	$35.70
$48.00 - $48.65	158,495	3.36	$48.18		52,828	$48.18
$20.89 - $48.65	657,085	3.15	$33.20	$2,379,000	245,247	$34.64	$535,000

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(6)	STOCK AWARD PLANS – (CONTINUED)

The following is a summary of the restricted stock award activity under the employee plans described above for the nine months ended September 30, 2009:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2008	502,818	$33.64
Granted	263,579	$24.70
Vested	(160,698)	$30.29
Forfeited	(14,980)	$32.88
Nonvested balance at September 30, 2009	590,719	$30.73

The Company has two director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options can be granted under one of the plans. The 2000 Director Plan provides for automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted when first elected a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At September 30, 2009, 393,355 shares were available for future grants under the 2000 Director Plan. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

The following is a summary of the stock option activity under the director plans described above for the nine months ended September 30, 2009:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2008	309,572	$30.94
Granted	50,433	$29.60
Exercised	(25,526)	$10.01
Forfeited	(12,000)	$35.99
Outstanding September 30, 2009	322,479	$32.20

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(6)	STOCK AWARD PLANS – (CONTINUED)

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at September 30, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.06 - $12.69	45,084	2.50	$11.45		45,084	$11.45
$15.74 - $29.60	112,061	6.52	$23.05		62,844	$17.92
$35.17 - $55.49	165,334	7.63	$44.06		165,334	$44.06
$10.06 - $55.49	322,479	6.54	$32.20	$1,490,000	273,262	$32.67	$1,135,000

The following is a summary of the restricted stock award activity under the director plan described above for the nine months ended September 30, 2009:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2008	390	$56.00
Granted	10,919	$29.77
Vested	(1,848)	$35.31
Nonvested balance at September 30, 2009	9,461	$29.77

The total intrinsic value of all stock options exercised under all of the Company’s plans was $1,324,000 and $15,288,000 for the nine months ended September 30, 2009 and 2008, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $508,000 and $5,855,000 for the nine months ended September 30, 2009 and 2008, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $3,980,000 and $6,813,000 for the nine months ended September 30, 2009 and 2008, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $1,528,000 and $2,610,000 for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, there was $2,577,000 of unrecognized compensation cost related to nonvested stock options and $14,555,000 related to nonvested restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.2 years and restricted stock over approximately 2.0 years. The total fair value of stock options vested was $1,910,000 and $2,265,000 during the nine months ended September 30, 2009 and 2008, respectively. The fair value of the restricted stock vested was $3,980,000 and $6,813,000 for the nine months ended September 30, 2009 and 2008, respectively.

The weighted average per share fair value of options granted during the nine months ended September 30, 2009 and 2008 was $8.15 and $15.42, respectively. The fair value of the options granted during the nine months ended September 30, 2009 and 2008 was $2,271,000 and $3,513,000, respectively.

The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the nine months ended September 30, 2009 and 2008 were as follows:

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(6)	STOCK AWARD PLANS – (CONTINUED)

	Nine months ended September 30,
	2009	2008
Dividend yield	None	None
Average risk-free interest rate	1.9%	3.1%
Stock price volatility	33%	26%
Estimated option term	Four years or eight years	Four years or eight years

(7)	COMPREHENSIVE INCOME

The Company’s total comprehensive income for the three months and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net earnings	$35,448	$42,129	$97,897	$119,588
Other comprehensive income, net of taxes:
Pension and postretirement benefits	817	715	3,091	1,253
Change in fair value of derivative financial instruments	(1,094)	(623)	2,606	(78)
Total other comprehensive income, net of taxes	(277)	92	5,697	1,175
Total comprehensive income, net of taxes	35,171	42,221	103,594	120,763
Net earnings attributable to noncontrolling interests	(434)	(351)	(1,158)	(829)
Comprehensive income attributable to Kirby	$34,737	$41,870	$102,436	$119,934

(8)	SEGMENT DATA

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(8)	SEGMENT DATA - (CONTINUED)

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and nine months ended September 30, 2009 and 2008 and total assets as of September 30, 2009 and December 31, 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Marine transportation	$227,467	$286,880	$664,394	$830,014
Diesel engine services	44,699	67,767	158,176	203,463
	$272,166	$354,647	$822,570	$1,033,477
Segment profit (loss):
Marine transportation	$57,595	$65,025	$156,950	$182,695
Diesel engine services	4,647	10,627	17,191	32,088
Other	(4,968)	(7,591)	(15,940)	(21,476)
	$57,274	$68,061	$158,201	$193,307

	September 30,	December 31,
	2009	2008
Total assets:
Marine transportation	$1,338,254	$1,289,689
Diesel engine services	185,440	208,993
Other	59,844	27,416
	$1,583,538	$1,526,098

The following table presents the details of “Other” segment loss for the three months and nine ended September 30, 2009 and 2008 (in thousands):
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

General corporate expenses	$(3,129)	$(3,886)	$(9,045)	$(10,815)
Gain (loss) on disposition of assets	753	(166)	1,117	276
Interest expense	(2,781)	(3,375)	(8,387)	(10,665)
Other income (expense)	189	(164)	375	(272)
	$(4,968)	$(7,591)	$(15,940)	$(21,476)

The following table presents the details of “Other” total assets as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008

General corporate assets	$57,144	$25,360
Investment in affiliates	2,700	2,056
	$59,844	$27,416

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(9)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Earnings before taxes on income – United States	$57,274	$68,061	$158,201	$193,307
Provision for taxes on income:
Federal:
Current	$6,319	$14,291	$21,487	$46,602
Deferred	13,006	8,866	31,907	19,226
State and local	2,501	2,775	6,910	7,891
	$21,826	$25,932	$60,304	$73,719

(10)	EARNINGS PER SHARE OF COMMON STOCK

The Company adopted a new accounting standard included in ASC 260, “Earnings Per Share” which requires unvested share-based payment awards with non-forfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities for the purposes of applying the two-class method of calculating earnings per share.  Accordingly, restricted stock granted under the Company’s stock-based compensation plans are treated as participating securities under the two-class method of determining  earnings per share and earnings per share for prior periods have been restated to conform to this standard.  The adoption of this standard lowered basic earnings per common share for both the three and the nine months ended September 30, 2008 by $.01.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(10)	EARNINGS PER SHARE OF COMMON STOCK - (CONTINUED)

The following table presents the components of basic and diluted earnings per share of common stock for the three months and nine months ended September 30, 2009 and 2008 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net earnings attributable to Kirby	$35,014	$41,778	$96,739	$118,759
Undistributed earnings allocated to restricted shares	(393)	(394)	(1,077)	(1,119)
Income available to Kirby common stockholders - basic	34,621	41,384	95,662	117,640

Undistributed earnings allocated to restricted shares	393	394	1,077	1,119
Undistributed earnings reallocated to restricted shares	(392)	(392)	(1,074)	(1,113)
Income available to Kirby common stockholders - diluted	$34,622	$41,386	$95,665	$117,646
Shares outstanding:
Weighted average common stock issued and outstanding	53,819	53,957	53,773	53,850
Weighted average unvested restricted stock	(604)	(509)	(598)	(508)
Weighted average common stock outstanding - basic	53,215	53,448	53,175	53,342

Dilutive effect of stock options	122	240	121	330
Weighted average common stock outstanding - diluted	53,337	53,688	53,296	53,672
Net earnings per share attributable to Kirby common stockholders:
Basic	$.65	$.77	$1.80	$2.21
Diluted	$.65	$.77	$1.79	$2.19

Certain outstanding options to purchase approximately 248,000 and 208,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2009 and 2008, respectively, as such stock options would have been antidilutive.

(11)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen.  The plan benefits are based on an employee’s years of service and compensation.  The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The Company elected to fund its 2008 pension contribution in accordance with the Pension Protection Act of 2006 (“PPA”) to be approximately 94% funded on a PPA basis instead of the higher amount as determined by the ABO due to uncertainty in the economic and credit market environment in December 2008. The PPA funding target is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to contribute between $5,000,000 and $10,000,000 to its pension plan in December 2009 to fund its 2009 pension plan obligations so as to be approximately 96% funded on a PPA basis. As of September 30, 2009, no 2009 year contributions have been made.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(11)	RETIREMENT PLANS - (CONTINUED)

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended September 30,		Three months ended September 30,
	2009	2008	2009		2008
Components of net periodic benefit cost:
Service cost	$1,631	$1,508	$	―	$—
Interest cost	2,121	1,841		21	17
Expected return on plan assets	(1,832)	(2,084)		―	—
Amortization:
Actuarial loss	1,416	247		―	—
Prior service credit	(22)	(23)		―	—
Net periodic benefit cost	$3,314	$1,489		$21	$17

	Pension Benefits
	Pension Plan		SERP
	Nine months ended September 30,		Nine months ended September 30,
	2009	2008	2009		2008
Components of net periodic benefit cost:
Service cost	$4,893	$4,773	$	―	$—
Interest cost	6,364	5,804		63	65
Expected return on plan assets	(5,499)	(6,127)		―	—
Amortization:
Actuarial loss	4,249	1,357		1	5
Prior service credit	(67)	(67)		―	—
Net periodic benefit cost	$9,940	$5,740		$64	$70

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(11)	RETIREMENT PLANS - (CONTINUED)

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Other Postretirement Benefits Postretirement Welfare Plan		Other Postretirement Benefits Postretirement Welfare Plan
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$62	$135	$186	$380
Interest cost	80	132	243	373
Amortization:
Actuarial gain	(82)	(12)	(246)	(74)
Prior service credit	10	10	30	30
Net periodic benefit cost	$70	$265	$213	$709

(12)	CONTINGENCIES

In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Palmer Barge Line (“Palmer”) site, located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study and, subsequently, a limited remediation was performed and is now complete. During the 2007 third quarter, five new PRP’s entered into an agreement with the EPA in regard to the Palmer site. In July 2008, the EPA sent a letter to approximately 30 PRPs for the Palmer site, including the Company, indicating that it intends to pursue recovery of $2,949,000 of costs it incurred in relation to the site. The Company and the other PRPs have participated in meetings with the EPA and the United States Department of Justice to discuss the nature of the costs. Based on these discussions, the Company is unable to estimate its potential liability, if any, for any portion of such costs.

On November 2, 2009, the Company received a request for information from the EPA pursuant to Section 104 of the CERCLA with respect to a reported vapor release from a tank barge that occurred on August 27, 2009. The Company will submit its response within the deadline imposed by EPA. Based on the information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(12)	CONTINGENCIES - (CONTINUED)

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business.  The aggregate notional value of these instruments is $27,202,000 at September 30, 2009, including $3,880,000 in letters of credit and debt guarantees, and $23,322,000 in performance bonds.  All of these instruments have an expiration date within four years.  The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.”  The weighted average number of common shares applicable to diluted earnings per share for the three months and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Weighted average number of common stock - diluted	53,337	53,688	53,296	53,672

The decrease in the weighted average number of common shares for both 2009 periods compared with the 2008 periods primarily reflected common stock repurchases during the 2008 third and fourth quarters, partially offset by the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 874 active tank barges, including 49 leased barges, and 16.8 million barrels of capacity as of September 30, 2009. The Company operated an average of 215 towing vessels during the 2009 third quarter, of which 54 were chartered.  The Company uses the United States inland waterway system to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals.  The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade.  Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.

For the 2009 third quarter, net earnings attributable to Kirby were $35,014,000, or $.65 per share, on revenues of $272,166,000, compared with 2008 third quarter net earnings attributable to Kirby of $41,778,000, or $.77 per share, on revenues of $354,647,000.  For the 2009 first nine months, net earnings attributable to Kirby were $96,739,000, or $1.79 per share, on revenues of $822,570,000, compared with the 2008 first nine months net earnings attributable to Kirby of $118,759,000, or $2.19 per share, on revenues of $1,033,477,000. The 2009 third quarter and first nine months performance reflected lower demand in both its marine transportation and diesel engine services segments, driven by the global economic recession.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Results for the 2008 third quarter and first nine months were negatively impacted by two major Gulf Coast hurricanes, Gustav on September 1 and Ike on September 13. Hurricane Gustav disrupted marine transportation and diesel engine services operations in Louisiana for several days. Hurricane Ike struck Houston/Galveston, significantly affecting the petrochemical and refining facilities in the path of the storm. The 2008 third quarter and first nine months results included an estimated $.09 per share negative impact from Hurricanes Gustav and Ike.

As a result of the lower demand in both the marine transportation and diesel engine services segments, the Company took specific steps to reduce overhead and lower expenditures during the 2009 first quarter.  The shore staffs of the marine transportation and diesel engine services segments were reduced by approximately 6% through early retirement incentives and staff reductions.  A charge of $3,953,000 before taxes, or $.05 per share, was taken in the 2009 first quarter, consisting of $2,527,000 for marine transportation and $1,426,000 for diesel engine services.  The Company estimates that the 2009 first quarter early retirements and staff reductions resulted in a savings of $.02 per share for both the 2009 second and third quarters, will result in a savings of $.02 per share for 2009, net of the $.05 per share 2009 first quarter charge, and will result in a savings of $.08 per share for 2010.  As of September 30, 2009, the shore staff of the marine transportation segment, including shore tankering services, and the diesel engine services segment was down 14% compared with September 30, 2008.

The marine transportation segment operated an average of 215 towboats during the 2009 third quarter compared with an average of 255 during the 2008 third quarter.  For the 2009 first nine months, the segment operated an average of 222 towboats compared with an average of 258 during the 2008 first nine months.  As demand softened during the 2008 fourth quarter and the 2009 first nine months, the Company released chartered towboats and laid-up Company owned towboats in an effort to balance horsepower needs with current requirements.  Going forward, the Company will continue to monitor towboat requirements and downsize or increase the towboat fleet as market changes warrant.

Marine Transportation

For the 2009 third quarter and first nine months, approximately 84% and 81%, respectively, of the Company’s revenue was generated by its marine transportation segment.  The segment’s customers include many of the major petrochemical and refining companies that operate in the United States.  Products transported include raw materials for many of the end products used widely by businesses and consumers – plastics, fiber, paints, detergents, oil additives and paper, among others.  Consequently, the Company’s business tends to mirror the general performance of the United States economy and volumes produced by the Company’s customer base, enhanced by the inherent efficiencies of barge transportation which is generally the lowest cost mode of surface transportation.

The Company’s marine transportation segment’s revenue and operating income for the 2009 third quarter decreased 21% and 11%, respectively, when compared with the third quarter of 2008.  For the 2009 first nine months, revenue and operating income decreased 20% and 14%, respectively, compared with the first nine months of 2008. During the 2009 third quarter and first nine months, all four transportation markets, petrochemicals, black oil products, refined products and agricultural chemicals, saw demand for the movement of products soften, driven by the current economic recession. Pricing declined during the 2009 third quarter and first nine months as overall industry demand softened. In addition, lower diesel fuel prices resulted in lower 2009 third quarter and first nine months revenues associated with the pass through of diesel fuel to customers through fuel escalation and de-escalation clauses in term contracts when compared with the 2008 third quarter and first nine months. During the 2009 second and third quarters, petrochemical demand of more finished products into the Midwest continued to improve modestly and demand along the Gulf Coast stabilized when compared with the 2009 first quarter.  Black oil products and refined products demand stabilized during the 2009 third quarter, but remained well below prior year levels.  Agricultural chemical demand was weak during the 2009 third quarter and first nine months due to high Midwest inventory levels. Favorable operating conditions during the 2009 third quarter and first nine months offset to some degree the impact of the lower demand, but also drove down barge utilization.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

During the 2009 third quarter and first nine months, approximately 80% of the marine transportation revenues were under term contracts and 20% were spot market revenues.  With the decline in industry-wide demand, excess equipment throughout the industry was moved into the spot market, placing downward pressure on spot market pricing, as well as on contract renewals. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 54% of marine transportation revenues under term contracts during the 2009 third quarter compared to an average of 56% during 2008 and the first six months of 2009.  Rates on term contracts, net of fuel, renewed during the 2009 first quarter were generally renewed at existing rates and in some cases rates were traded for longer terms, while 2009 second and third quarter contract renewals declined in the zero to 8% and 7% to 15% range, respectively, when compared with the corresponding quarters of 2008.  Spot market rates for 2009, which include the cost of fuel, decreased an average of 3% to 4% in the first quarter, 10% to 15% in second quarter and 10% to 20% in the third quarter when compared with the corresponding quarters of 2008.  In each of the 2009 first three quarters, the Company estimates that approximately 40% to 50% of the spot market rate decreases were fuel related. Effective January 1, 2009, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts by 4% to 5%, excluding fuel.

The marine transportation operating margin for the 2009 third quarter was 25.3% compared with 22.7% for the 2008 third quarter and 23.6% for the 2009 first nine months compared with 22.0% for the 2008 first nine months, reflecting lower fuel costs, lower shoreside headcount, the reduction of towboats operated, frozen officer and management salaries, reduced maintenance on laid-up equipment, ongoing cost reduction initiatives, more efficient operations at lower utilization levels and more favorable operating conditions compared with the 2008 corresponding periods that included the loss of revenue and additional operating expenses associated with Hurricanes Gustav and Ike.

Diesel Engine Services

For the 2009 third quarter and nine months, approximately 16% and 19%, respectively, of the Company’s revenue was generated by the diesel engine services segment, of which 56% and 61% were generated through service and 44% and 39% from direct parts sales, respectively.  The results of the diesel engine services segment are largely influenced by the economic cycles of the marine, power generation and railroad industries it serves.

The Company’s diesel engine services segment’s 2009 third quarter revenue and operating income decreased 34% and 56%, respectively, compared with the third quarter of 2008.  For the first nine months of 2009, revenue and operating income decreased 22% and 46%, respectively, compared with the 2008 first nine months.  Demand levels for service and direct parts sales across all segments of the inland and offshore marine markets and offshore oil services markets remained weak as customers deferred maintenance on equipment in response to the economic slowdown.  The medium-speed railroad parts and service market was also weak as industrial and shortline railroad customers deferred maintenance in response to lower railroad traffic.  The medium-speed power generation market benefited from favorable service and parts sales in the 2009 first half but revenues declined in the 2009 third quarter. The 2008 third quarter and first nine months results were negatively impacted by Hurricane Gustav, as noted above, which resulted in the closure of the segment’s facilities for several days, as well as customers’ facilities and operations.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The diesel engine services segment’s operating margin for the 2009 third quarter was 10.4% compared with 15.7% for the third quarter of 2008.  For the 2009 first nine months, the operating margin was 10.9% compared with 15.8% for the 2008 first nine months.  The lower operating margin for the 2009 third quarter and first nine months reflected lower service levels and direct parts sales and resulting lower labor utilization, and the charge for early retirements and staff reductions in the 2009 first quarter.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2009 first nine months, with net cash provided by operating activities of $237,101,000 compared with net cash provided by operating activities for the 2008 first nine months of $183,448,000.  The 29% increase was aided by a decline in accounts receivable caused by lower business activity levels during the 2009 first nine months.  In addition, during the 2009 and 2008 first nine months, the Company generated cash of $2,056,000 and $8,687,000, respectively, from the exercise of stock options and $3,619,000 and $1,346,000, respectively, from proceeds from the disposition of assets.  For the 2009 first nine months, cash and borrowings under the Company’s revolving credit facility were used for capital expenditures of $162,972,000, including $121,742,000 for new tank barge and towboat construction and $41,230,000 primarily for upgrading the existing marine transportation fleet.  The Company’s debt-to-capitalization ratio decreased to 16.6% at September 30, 2009 from 21.7% at December 31, 2008, primarily due to the increase in equity from net earnings attributable to Kirby for the 2009 first nine months of $96,739,000, the exercise of stock options and lower debt.  As of September 30, 2009, the Company had no outstanding balance under its $250,000,000 revolving credit facility and had $39,762,000 of cash and cash equivalents.

The Company projects that capital expenditures for 2009 will be in the $185,000,000 to $195,000,000 range, including approximately $140,000,000 for new tank barge and towboat construction. The 2009 new construction presently consists of 46 barges with a total capacity of 1,114,000 barrels and four 1800 horsepower towboats. Delivery is anticipated to be throughout 2009 and the Company anticipates that 2009 new capacity will be less than capacity to be retired.  During the 2009 first nine months, the Company took delivery of 37 new barges and seven new chartered barges with a total capacity of 974,000 barrels, and three 1800 horsepower towboats.  For 2010, new construction commitments include three barges with a total capacity of 49,000 barrels and three 1800 horsepower towboats, all of which are from 2007 and 2008 orders. The Company has also announced it intends to build 55 new tank barges with a total capacity of 665,000 barrels in 2010.  New construction costs for 2010 are anticipated to total approximately $60,000,000.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

As a result of the continuing global recession, petrochemical and refining production is below and is anticipated to remain below 2008 levels for the remainder of 2009.  Petrochemical demand of more finished products into the Midwest continued to modestly improve and demand along the Gulf Coast stabilized when compared with the 2009 first half; however, the United States economy will have to start expanding before the Company sees any significant improvement in demand.  During 2008 and the 2009 first nine months, 80% of marine transportation revenues were under term contracts, of which approximately 50% are up for renewals throughout 2009, including contracts renewed in the 2009 first nine months.  Rates on term contracts, net of fuel, renewed during the 2009 first quarter were generally renewed at existing rates and in some cases rates were traded for longer terms, while 2009 second and third quarter contract renewals declined in the zero to 8% and 7% to 15% range, respectively, when compared with the corresponding quarters of 2008.  Spot market rates for 2009, which include the cost of fuel, decreased an average of 3% to 4% in the first quarter, 10% to 15% in second quarter and 10% to 20% in the third quarter when compared with the corresponding quarters of 2008.  In each of the 2009 first three quarters, the Company estimates that approximately 40% to 50% of the spot market rate decreases were fuel related. During 2008 and the 2009 first nine months, some incremental capacity was added to the industry fleet and the Company anticipates some additional capacity will be added during the 2009 fourth quarter, based on current orders; however, the current reduction of petrochemical and refining production has resulted in excess barge capacity, lower utilization and the acceleration of the retirement of older barges.  Weaker market conditions may constrain industry wide new barge orders for 2010 and the retirement of older barges may be accelerated.  The Company also anticipates that the diesel engine services segment will continue to perform below 2008 levels with no notable improvement forecasted for the 2009 fourth quarter as customers continue to defer maintenance due to reduced utilization of their equipment.

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

Results of Operations

The Company reported 2009 third quarter net earnings attributable to Kirby of $35,014,000, or $.65 per share, on revenues of $272,166,000, compared with 2008 third quarter net earnings attributable to Kirby of $41,778,000, or $.77 per share, on revenues of $354,647,000.  Net earnings attributable to Kirby for the 2009 first nine months were $96,739,000, or $1.79 per share, on revenues of $822,570,000, compared with net earnings attributable to Kirby for the 2008 first nine months of $118,759,000, or $2.19 per share, on revenues of $1,033,477,000.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2009 third quarter compared with the third quarter of 2008, the first nine months of 2009 compared with the first nine months of 2008 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2009	%	2008	%	2009	%	2008	%
Marine transportation	$227,467	84%	$286,880	81%	$664,394	81%	$830,014	80%
Diesel engine services	44,699	16	67,767	19	158,176	19	203,463	20
	$272,166	100%	$354,647	100%	$822,570	100%	$1,033,477	100%

As a result of the lower demand in both the marine transportation and diesel engine services segments, the Company took specific steps to reduce overhead and lower expenditures during the 2009 first quarter.  The shore staffs of the marine transportation and diesel engine services segments were reduced by approximately 6% through early retirement incentives and staff reductions.  A charge of $3,953,000, or $.05 per share, was taken in the 2009 first quarter before taxes, consisting of $2,527,000 for marine transportation and $1,426,000 for diesel engine services.  The Company estimates that the 2009 first quarter early retirements and staff reductions resulted in a savings of $.02 per share for both the 2009 second and third quarters, will result in a savings of $.02 per share for 2009, net of the $.05 per share 2009 first quarter charge, and will result in a savings of $.08 per share for 2010.  As of September 30, 2009, the shore staff of the marine transportation segment, including shore tankering services, and the diesel engine services segment was down 14% compared with September 30, 2008.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways.  As of September 30, 2009, the Company operated 874 active inland tank barges, with a total capacity of 16.8 million barrels, compared with 915 active inland tank barges at September 30, 2008, with a total capacity of 17.5 million barrels.  The Company operated an average of 215 active inland towing vessels during the 2009 third quarter and 222 during the 2009 first nine months compared with 255 during the 2008 third quarter and 258 during the first nine months of 2008.  The Company owns and operates four offshore dry-bulk barge and tug units engaged in the offshore transportation of dry-bulk cargoes.  The Company also owns a two-thirds interest in Osprey Line, L.L.C., operator of a barge feeder service for cargo containers on the Gulf Intracoastal Waterway, as well as several ports located above Baton Rouge on the Mississippi River.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2009 compared with the three months and nine months ended September 30, 2008 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
Marine transportation revenues	$227,467	$286,880	(21)%	$664,394	$830,014	(20)%

Costs and expenses:
Costs of sales and operating expenses	125,160	173,249	(28)	373,177	507,083	(26)
Selling, general and administrative	18,623	24,477	(24)	61,047	68,382	(11)
Taxes, other than on income	2,752	3,318	(17)	8,256	9,741	(15)
Depreciation and amortization	23,337	20,811	12	64,964	62,113	5
	169,872	221,855	(23)	507,444	647,319	(22)
Operating income	$57,595	$65,025	(11)%	$156,950	$182,695	(14)%

Operating margins	25.3%	22.7%		23.6%	22.0%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first nine months of 2009, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2009 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	68%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Black Oil Products	19%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	9%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	4%	Anhydrous Ammonia, Nitrogen- Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine transportation revenues for the 2009 third quarter and first nine months decreased 21% and 20%, respectively, compared with the 2008 third quarter and first nine months, reflecting lower petrochemical, black oil products, refined petroleum products and agricultural chemical demand, driven by the current global economic recession, and lower pricing.  In addition, lower diesel fuel costs resulted in lower revenues associated with the pass through of diesel fuel to customers through fuel escalation and de-escalation clauses in term contracts.

The petrochemical market, the Company’s largest market, contributed 68% of the marine transportation revenue for the 2009 first nine months.  During the 2009 third quarter and first nine months, petrochemical transportation demand was soft, driven by the deteriorating economic environment.  Movements of more finished petrochemical products to the Midwest continued to modestly improve compared with the 2009 first and 2008 fourth quarters, when significant destocking of inventories occurred.  The Gulf Intracoastal Waterway petrochemical demand for the 2009 second and third quarters stabilized when compared with the 2009 first quarter.  The black oil products market, which contributed 19% of 2009 first nine months marine transportation revenue, and the refined products market, which contributed 9% of marine transportation revenue for the 2009 first nine months, also stabilized during the 2009 third quarter, but remained well below prior year levels.  The agricultural chemical market, which contributed 4% of 2009 first nine months marine transportation revenue, was weaker during the 2009 third quarter and first nine months due to high Midwest inventory levels.

For the third quarter of 2009, the marine transportation segment incurred 688 delay days, 52% less than the 2008 third quarter delay days of 1,429.  For the 2009 first nine months, 3,393 delay days occurred, 46% less than the 6,341 delay days that occurred in the 2008 first nine months.  Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions and other navigational factors.  The 2009 third quarter and first nine months delay days reflected milder winter weather conditions and more normal water levels compared with the 2008 third quarter and first nine months that encountered ice and high water conditions in the Midwest throughout the 2008 first quarter, high water conditions throughout the Mississippi River System during the majority of 2008 second quarter and Hurricanes Gustav and Ike during the 2008 third quarter.  The lower 2009 third quarter and first nine months delay days led to reduced operating expenses compared with the third quarter and first nine months of 2008 and helped offset some of the financial impact of the lower demand levels, but also drove down barge utilization.

During the 2009 and 2008 third quarters and first nine months, approximately 80% of marine transportation revenues were under term contracts and 20% were spot market revenues. Time charters, which insulate the Company from revenue fluctuations caused by winter weather and navigational delays and temporary market declines, averaged approximately 54% of the revenues under term contracts during the 2009 third quarter compared to an average of 56% during 2008 and the first six months of 2009. The 80% contract and 20% spot market mix provides the Company with a predictable revenue stream.  Rates on term contracts, net of fuel, renewed during the 2009 first quarter were generally renewed at existing rates and in some cases rates were traded for longer terms, while 2009 second and third quarter contract renewals declined in the zero to 8% and 7% to 15% range, respectively, when compared with the corresponding quarters of 2008.  Spot market rates for 2009, which include the cost of fuel, decreased an average of 3% to 4% in the first quarter, 10% to 15% in second quarter and 10% to 20% in the third quarter when compared with the corresponding quarters of 2008.  In each of the 2009 first three quarters, the Company estimates that approximately 40% to 50% of the spot market rate decreases were fuel related. Effective January 1, 2009, escalators for labor and the producer price index on a number of multi-year contracts increased rates on those contracts by 4% to 5%. All marine transportation term contracts contain fuel escalation clauses.  Fuel escalation clauses are designed to recover additional fuel costs when fuel prices rise and rebate fuel costs when prices decline; however, there is generally a 30 to 90 day delay before contracts are adjusted.  Spot market contracts do not have escalators for fuel.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation Costs and Expenses

Costs and expenses for the 2009 third quarter and first nine months decreased 23% and 22%, respectively, compared with the 2008 third quarter and first nine months, primarily reflecting the lower costs and expenses associated with decreased marine transportation demand, resulting lower towboat requirements and lower diesel fuel prices.  The 2009 first nine months included a $2,527,000 charge for early retirements and staff reductions applicable to the marine transportation segment.  More favorable weather and operating conditions during the 2009 first nine months compared with the 2008 first nine months also reduced operating expenses.

Costs of sales and operating expenses for the 2009 third quarter and first nine months decreased 28% and 26%, respectively, compared with the third quarter and first nine months of 2008, reflecting lower expenses associated with the decreased demand and more favorable weather operating conditions, fewer towboats operated, as noted below, lower insurance claims losses and the positive impact of enhanced cost saving and efficiency initiatives.  The significantly lower price of diesel fuel and less consumption, as noted below, resulted in lower fuel costs during the 2009 third quarter and first nine months.

The marine transportation segment operated an average of 215 towboats during the 2009 third quarter compared with 255 during the 2008 third quarter. During the 2009 first nine months, the segment operated an average of 222 towboats compared with 258 towboats operated during the 2008 first nine months.  Since the fourth quarter of 2008 and continuing during the 2009 first nine months, as demand weakened the Company released chartered towboats and laid-up Company owned towboats in an effort to balance horsepower needs with volume demand.  The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2009 third quarter, the Company consumed 11.0 million gallons of diesel fuel compared to 11.6 million gallons consumed during the 2008 third quarter.  For the 2009 first nine months, the Company consumed 31.2 million gallons of diesel fuel compared with 37.0 million during the 2008 first nine months. The average price per gallon of diesel fuel consumed during the 2009 third quarter was $1.89, a decrease of 53% compared with $3.99 per gallon for the third quarter of 2008, and $1.63 per gallon for the 2009 first nine months, a 52% decrease compared with $3.40 per gallon for the 2008 first nine months.  The lower gallons consumed during the 2009 third quarter and first nine months reflected the weaker demand in all four of the segment’s markets.

Selling, general and administrative expenses for the 2009 third quarter and first nine months decreased 24% and 11%, respectively, compared with the 2008 third quarter and first nine months. The 2009 third quarter decrease of 24% primarily reflected the cost savings from the 2009 first quarter early retirements and staff reductions, lower employee incentive compensation accruals and the freezing of all officer and management salaries at 2008 levels. The 11% decrease for the 2009 first nine months also reflected the marine transportation portion of the charge for early retirements and staff reductions taken in the 2009 first quarter.

Taxes, other than on income, for the 2009 third quarter and first nine months decreased 17% and 15%, respectively, compared with the third quarter and first nine months of 2008, primarily the reflection of lower waterway user taxes from reduced mileage associated with the weaker demand on taxable waterways and lower property taxes.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Depreciation and amortization for the 2009 third quarter and first nine months increased 12% and 5%, respectively, compared with the 2008 third quarter and first nine months.  The increases were primarily attributable to increased capital expenditures, including new tank barges and towboats, the alignment of asset lives on certain equipment with revised accelerated tank barge retirement schedules and the acquisition in 2008 of marine equipment that was previously leased.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2009 third quarter decreased 11% compared with the 2008 third quarter. For the 2009 first nine months, the segment’s operating income decreased 14% compared with the 2008 first nine months. The decreases primarily reflected the lower demand in all four of the segment’s markets and the first nine months decrease reflected the charge for early retirements and staff reductions in the 2009 first quarter. In addition, the 2008 third quarter included the loss of revenue and additional operating expenses associated with Hurricanes Gustav and Ike.  Despite the lower demand, the operating margin was 25.3% for the 2009 third quarter compared with 22.7% for the 2008 third quarter and 23.6% for the 2009 first nine months, which included the 2009 first quarter charge, compared with 22.0% for the 2008 first nine months. The higher margin for both 2009 periods reflected the lower fuel costs, lower shoreside headcount, reduction of towboats operated, frozen officer and management salaries, reduced maintenance on laid-up equipment, lower insurance claims losses, more efficient operations at lower utilization rates, ongoing cost reduction and efficiency initiatives and favorable 2009 third quarter and first nine months operating conditions.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2009 compared with the three months and nine months ended September 30, 2008 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
Diesel engine revenues	$44,699	$67,767	(34)%	$158,176	$203,463	(22)%

Costs and expenses:
Costs of sales and operating expenses	32,026	47,626	(33)	113,813	142,397	(20)
Selling, general and administrative	6,746	8,164	(17)	23,002	24,506	(6)
Taxes, other than on income	227	229	(1)	980	757	29
Depreciation and amortization	1,053	1,121	(6)	3,190	3,715	(14)
	40,052	57,140	(30)	140,985	171,375	(18)
Operating income	$4,647	$10,627	(56)%	$17,191	$32,088	(46)%

Operating margins	10.4%	15.7%		10.9%	15.8%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company’s diesel engine services segment, the revenue distribution for the first nine months of 2009 and the customers for each market:

Markets Serviced	2009 Nine Months Revenue Distribution	Customers
Marine	75%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers
Power Generation	18%	Standby Power Generation, Pumping Stations
Railroad	7%	Passenger (Transit Systems), Class II, Shortline, Industrial

Diesel engine services revenues for the 2009 third quarter and first nine months decreased 34% and 22%, respectively, compared with the 2008 corresponding periods. Both decreases reflected the lower demand levels for service and direct parts sales in the Gulf Coast medium-speed and high-speed markets as Gulf Coast oil service customers and Gulf Intracoastal Waterway and Mississippi River inland marine customers deferred maintenance in response to the economic slowdown.  The medium-speed railroad parts and service market was also weak as industrial and shortline railroad customers deferred maintenance in response to lower railroad traffic.  The medium-speed power generation market benefited from favorable engine-generator set upgrades and direct parts sales in the 2009 first half but revenues decreased in the 2009 third quarter. The East Coast marine market benefited from engine overhaul projects in the 2009 first quarter and international offshore oil services market was stronger during the 2009 second quarter.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2009 third quarter decreased 30% compared with the 2008 third quarter and decreased 18% for the 2009 first nine months compared with the 2008 first nine months.  The 2009 first nine months included a $1,426,000 charge in the 2009 first quarter for early retirements and staff reductions applicable to the diesel engine services segment. Partially offsetting the decrease in the 2009 first nine months were the costs and expenses attributable to Lake Charles Diesel, acquired in June 2008.

Cost of sales and operating expenses for the 2009 third quarter and first nine months decreased 33% and 20%, respectively, when compared with the corresponding 2008 periods, reflecting the lower service and direct parts sales activity noted above, with the 2009 first nine months decrease including $621,000 of the 2009 first quarter early retirements and staff reduction charges.

Selling, general and administrative expenses for the 2009 third quarter and first nine months decreased 17% and 6%, respectively, when compared with the 2008 third quarter and first nine months. The 2009 third quarter decrease reflected the 2009 first quarter early retirements and staff reductions, and lower employee incentive compensation accruals. The 2009 first nine months decrease included $805,000 of the 2009 first quarter early retirements and staff reduction charges.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2009 third quarter and first nine months decreased 56% and 46%, respectively, compared with the 2008 corresponding periods, primarily reflecting the soft medium-speed and high-speed Gulf Coast oil services and inland marine markets, and for the 2009 first nine months, the 2009 first quarter early retirements and staff reductions charge noted above.  The operating margin for the 2009 third quarter was 10.4% compared with 15.7% for the 2008 third quarter and 10.9% for the 2009 first nine months compared with 15.8% for the 2008 first nine months. Both comparable periods reflected lower service and direct parts sales and resulting lower labor utilization, with the 2009 first nine months including the charge for early retirements and staff reductions.

General Corporate Expenses

General corporate expenses for the 2009 third quarter were $3,129,000, a 19% decrease compared with $3,886,000 for the third quarter of 2008.  For the first nine months of 2009, general corporate expenses were $9,045,000, a 16% decrease compared with $10,815,000 for the first nine months of 2008. The decreases for both comparable periods primarily reflected lower employee incentive compensations accruals.

Loss (Gain) on Disposition of Assets

The Company reported a net gain on disposition of assets of $753,000 for the 2009 third quarter compared with a net loss on disposition of assets of $166,000 for the 2008 third quarter.  For the 2009 first nine months, the Company reported a net gain on disposition of assets of $1,117,000 compared with a net gain on disposition of assets of $276,000 for the first nine months of 2008.  The net gains and losses were predominantly from the sale of retired marine equipment.

Other Income (Expense)

The following table sets forth other income (expense), noncontrolling interests and interest expense for the three months and nine months ended September 30, 2009 compared with the three months and nine months ended September 30, 2008 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change

Other income (expense)	$189	$(164)	(215)%	$375	$(272)	(238)%
Noncontrolling interests	$(434)	$(351)	24%	$(1,158)	$(829)	40%
Interest expense	$(2,781)	$(3,375)	(18)%	$(8,387)	$(10,665)	(21)%

Interest Expense

Interest expense for the 2009 third quarter and first nine months decreased 18% and 21%, respectively, compared with the third quarter and first nine months of 2008, primarily the result of lower average debt levels.  The average debt and average interest rate for the 2009 and 2008 third quarters, including the effect of interest rate swaps and collar, were $205,886,000 and 5.4%, and $269,666,000 and 5.0%, respectively.  For the first nine months of 2009 and 2008, the average debt and average interest rate, including the effect of interest rate swaps and collar, were $220,565,000 and 5.1%, and $281,858,000 and 5.1%, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of September 30, 2009 were $1,583,538,000 compared with $1,526,098,000 as of December 31, 2008.  The following table sets forth the significant components of the balance sheet as of September 30, 2009 compared with December 31, 2008 (dollars in thousands):

	September 30,	December 31,
	2009	2008	% Change
Assets:
Current assets	$246,304	$279,511	(12)%
Property and equipment, net	1,083,702	990,932	9
Goodwill, net	230,774	230,774	―
Other assets	22,758	24,881	(9)
	$1,583,538	$1,526,098	4%
Liabilities and stockholders’ equity:
Current liabilities	$132,505	$173,066	(23)%
Long-term debt – less current portion	200,036	246,064	(19)
Deferred income taxes	177,516	145,568	22
Other long-term liabilities	69,361	67,845	2
Total equity	1,004,120	893,555	12
	$1,583,538	$1,526,098	4%

Current assets as of September 30, 2009 decreased 12% compared with December 31, 2008, primarily reflecting a 28% decrease in trade accounts receivable due to lower marine transportation and diesel engine services revenues related to lower business activity levels.  In addition, inventory-finished goods decreased 17% from lower activities in both the medium-speed and high-speed diesel engine services segment in the 2009 first nine months. Partially offsetting the decrease was a $31,115,000 increase in cash and cash equivalents.

Property and equipment, net of accumulated depreciation, at September 30, 2009 increased 9% compared with December 31, 2008.  The increase reflected $162,972,000 of capital expenditures for the 2009 first nine months, more fully described under Capital Expenditures below, less $67,700,000 of depreciation expense for the first nine months of 2009 and $2,502,000 of property disposals during the 2009 first nine months.

Current liabilities as of September 30, 2009 decreased 23% compared with December 31, 2008.  Accounts payable decreased 32%, a reflection of the declining business activity during the 2009 first nine months in both the marine transportation and diesel engine services segments.  Accrued liabilities decreased 22%, primarily from the payment during the 2009 first nine months of employee incentive compensation accrued during 2008, lower employee incentive compensation bonuses accrued during the 2009 first nine months, and lower marine insurance claims.

Long-term debt, less current portion, as of September 30, 2009 decreased 19% compared with December 31, 2008.  During the 2009 first nine months, the Company had net cash provided by operating activities of $237,101,000, proceeds from the exercise of stock options of $2,056,000 and proceeds from the disposition of assets of $3,619,000, partially offset by capital expenditures of $162,972,000. As of September 30, 2009, the Company had no outstanding balance under its $250,000,000 revolving credit facility and had $39,762,000 of cash and cash equivalents.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Deferred income taxes as of September 30, 2009 increased 22% compared with December 31, 2008.  The increase was primarily due to a higher 2009 first nine months deferred tax provision of $31,907,000, which included bonus tax depreciation on qualifying expenditures under the American Recovery and Reinvestment Act of 2009.

Equity as of September 30, 2009 increased 12% compared with December 31, 2008.  The increase was the result of $96,739,000 of net earnings attributable to Kirby for the first nine months of 2009, a $8,132,000 decrease in treasury stock and an increase of $5,697,000 in accumulated other comprehensive income.  The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock.  The increase in accumulated other comprehensive income primarily resulted from the net change in fair value of interest rate swap agreements, net of taxes, more fully described under Fair Value of Derivative Instruments below, and the decrease in unrecognized losses related to the Company’s defined benefit plans.

Long-Term Financing

The Company has a $250,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank, with a maturity date of June 14, 2011.  The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment.  The unsecured Revolving Credit Facility has a variable interest rate based on LIBOR that varies with the Company’s senior debt rating and the level of debt outstanding.  As of September 30, 2009, the Company was in compliance with all Revolving Credit Facility covenants and had no borrowings outstanding under the Revolving Credit Facility.  The average borrowing under the Revolving Credit Facility during 2009 third quarter and first nine months were $5,484,000 and $19,718,000, respectively, computed by averaging the daily balance. The weighted average interest rate for the 2009 third quarter and first nine months was 0.8%, and 0.9%, respectively, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit facility borrowing. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit.  Outstanding letters of credit under the Revolving Credit Facility were $11,000 as of September 30, 2009.

The Company has $200,000,000 of unsecured floating rate senior notes (“2005 Senior Notes”) due February 28, 2013.  The 2005 Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%.  The 2005 Senior Notes are callable, at the Company’s option, at par.  No principal payments are required until maturity in February 2013.  As of September 30, 2009, $200,000,000 was outstanding under the 2005 Senior Notes and the average interest rate for the 2009 third quarter and first nine months was 1.1% and 1.7%, respectively.  The Company was in compliance with all 2005 Senior Notes covenants at September 30, 2009.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2010.  The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued.  The Company did not have any borrowings outstanding under the Credit Line as of September 30, 2009.  Outstanding letters of credit under the Credit Line were $541,000 as of September 30, 2009.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on a portion of the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. As of September 30, 2009, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional Amount	Effective date	Terminationdate	Fixed pay rate	Receive rate

$ 100,000	March 2006	February 2013	5.45%	Three-month LIBOR
$ 50,000	November 2008	February 2013	3.50%	Three-month LIBOR
$ 50,000	May 2009	February 2013	3.795%	Three-month LIBOR

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

As of September 30, 2009, the Company has purchased Euro call options with a 1.28 strike price in the amount of 264,090 Euros maturing on March 1, 2010 and 528,180 Euros maturing on December 1, 2010. The purchased call options are designated as cash flow hedges, therefore, the changes in fair value, to the extent the purchased call options agreements are effective, are recognized in other comprehensive income until the purchased call option expires and is recognized in cost of sales and operating expenses.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet (in thousands):

Asset Derivatives	Balance Sheet Location	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under ASC 815:

Foreign exchange contracts	Prepaid expenses and other current assets	$49	$—
Foreign exchange contracts	Other assets	104	188
Total derivatives designated as hedging instruments under ASC 815		$153	$188

Total asset derivatives		$153	$188

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet (in thousands):

Liability Derivatives	Balance Sheet Location	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under ASC 815:

Interest rate contracts	Accrued liabilities	$—	$502
Interest rate contracts	Other long-term liabilities	16,961	20,500
Total derivatives designated as hedging instruments under ASC 815		$16,961	$21,002

Total liability derivatives		$16,961	$21,002

Fair value amounts were derived as of September 30, 2009 and December 31, 2008 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. The fair value of the Company’s derivative instruments is described above in Note 4, Fair Value Measurements.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended September 30,		Three months ended September 30,
		2009	2008	2009	2008
Interest rate contracts	Interest expense	$(1,710)	$(958)	$(2,039)	$(1,074)
Foreign exchange contracts	Cost and sales of operating expenses	30	—	—	—
Total		$(1,680)	$(958)	$(2,039)	$(1,074)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
		Nine months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
Interest rate contracts	Interest expense	$4,041	$(120)	$(5,201)	$(2,307)
Foreign exchange contracts	Cost of sales and operating expenses	(35)	—	—	—
Total		$4,006	$(120)	$(5,201)	$(2,307)

The Company anticipates $5,127,000 of net losses on interest rate swap agreements included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $9,000 of net gains on foreign currency contracts included in accumulated other comprehensive income will be transferred into earnings over the next year based on the maturity date being less than twelve months on one of the two purchased call options.

Capital Expenditures

Capital expenditures for the 2009 first nine months were $162,972,000, of which $121,742,000 was for construction of new tank barges and towboats, and $41,230,000 was primarily for upgrading of the existing marine transportation fleet. Capital expenditures for the 2008 first nine months were $141,525,000, of which $74,340,000 was for construction of new tank barges and towboats, and $67,185,000 was primarily for upgrading of the existing marine transportation fleet.  Financing of the construction of the new tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

A summary of the new tank barge construction follows:

Contract	No. of	Total	Expended					Placed in Service
Date	Barges	Capacity	2007	2008	2009	Total		2007	2008	2009	*	2010	*
			($ in millions)					(Barrels in thousands)
April 2006	8	227,000	9.9	6.4	—	17.7		85	142	—		—
Oct. 2006	6	66,000	6.2	.4	—	8.3		44	22	—		—
Feb. 2007	12	340,000	—	36.7	—	36.7		—	340	—		—
Aug. 2007	6	71,000	2.2	7.9	.5	10.6		—	71	—		—
Dec. 2007	2	21,000	—	2.6	.7	3.3		—	11	10		—
Jan. 2008	14	335,000	—	—	37.9	37.9		—	—	335		—
Mar. 2008	2	55,000	—	—	7.2	7.2		—	—	55		—
Apr. 2008	6	66,000	—	3.6	5.6	11.4	Est.	—	—	45		21
May 2008	5	105,000	—	10.6	20.9	31.5		—	—	105		—
May 2008	6	168,000	—	4.9	7.3	16.4	Est.	—	—	140		28
Aug. 2008	15	424,000	—	—	32.8	41.7	Est.	—	—	424		—
____________

* Based on current or expected construction schedule

A summary of the new towboat construction follows:

Contract	No. of			Expended					Placed in Service
Date	Towboats	Horsepower	Market	2007	2008	2009	Total		2007	2008	2009	*	2010	*
($ in millions)

Aug. 2006	4	1800	Canal	7.0	3.3	—	13.1		1	3	—		—
Mar. 2007	4	1800	Canal	1.2	9.1	4.0	14.3		—	1	3		—
June 2007	2	1800	Canal	.3	2.2	2.5	6.9	Est.	—	—	1		1
Aug. 2007	2	1800	Canal	.1	1.5	2.3	6.9	Est.	—	—	—		2
____________

* Based on current or expected construction schedule

Funding for future capital expenditures and new barge and towboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2009 first nine months.  During early November 2009, the Company purchased in the open market 20,000 shares of common stock at a total purchase price of $657,000, or $32.83 per share. As of November 6, 2009, the Company had 1,400,000 shares available under its existing repurchase authorization.  Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility.  The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions.  When purchasing its common stock, the Company is subject to price, trading volume and other market considerations.  Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Liquidity

The Company generated net cash provided by operating activities of $237,101,000 during the nine months ended September 30, 2009 compared with $183,448,000 generated during the first nine months ended September 30, 2008.  The 2009 first nine months experienced a net increase in cash flows from changes in operating assets and liabilities versus a net decrease in the 2008 first nine months primarily due to a decrease in receivables in the 2009 first nine months as a result of decreased revenues versus the 2008 first nine months which experienced an increase in receivables as revenues increased due to stronger business activity levels. This was partially offset by decreases in accounts payable due to lower business activity levels and larger incentive compensation payments in 2009 versus 2008 and smaller incentive compensation accruals during the 2009 first nine months versus the 2008 first nine months.

Funds generated are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings associated with each of the above and other operating requirements.  In addition to net cash flow provided by operating activities, the Company also had available  as  of  November 6, 2009, $249,989,000 under its Revolving Credit Facility and $4,459,000 available under its Credit Line.

Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for pricing grids on its Revolving Credit Facility.

The Company expects to continue to fund expenditures for acquisitions, capital construction projects, common stock repurchases, repayment of borrowings, and for other operating requirements from a combination of available cash and cash equivalents, funds generated from operating activities and available financing arrangements.

The credit markets have been undergoing significant volatility.  Many financial institutions recently experienced liquidity concerns, prompting government intervention to mitigate pressure on the credit markets.  The Company’s material exposure to the current credit market crisis includes its Revolving Credit Facility, 2005 Senior Notes, Credit Line and counterparty performance risks related to its interest rate swap agreements.

The Revolving Credit Facility’s commitment is in the amount of $250,000,000 and expires June 14, 2011.  As of September 30, 2009, the Company had $249,989,000 available under the Revolving Credit Facility.  Future extensions of the Revolving Credit Facility may contain terms that are less favorable than those of the current Revolving Credit Facility should current credit market volatility be prolonged for several years.  The Revolving Credit Facility also allows for an increase in the commitments from the banks from the current $250,000,000 level up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment.  Based on current economic conditions and credit market volatility, there is no guarantee that the participating banks would elect to increase the commitment, and if they did, the terms may be less favorable than the current Revolving Credit Facility.  The 2005 Senior Notes of $200,000,000 do not mature until 2013 and require no prepayments.  Bond and private placement markets have been negatively impacted by the worldwide credit crisis, which has resulted in more restrictive access by issuers and higher costs.  While the Company currently has no plans to access the bond market, should the Company decide to do so in the near term, the terms, size and cost of a new debt issue could be less favorable.

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

On November 2, 2009, the Company received a request for information from the EPA pursuant to Section 104 of the CERCLA with respect to a reported vapor release from a tank barge that occurred on August 27, 2009. The Company will submit its response within the deadline imposed by EPA. Based on the information currently available, the Company is unable to ascertain the extent of its exposure, if any, in this matter.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business.  The aggregate notional value of these instruments is $27,202,000 at September 30, 2009, including $3,880,000 in letters of credit and debt guarantees, and $23,322,000 in performance bonds.  All of these instruments have an expiration date within four years.  The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on a portion of the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. As of September 30, 2009, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional Amount	Effective date	Terminationdate	Fixed pay rate	Receive rate

$ 100,000	March 2006	February 2013	5.45%	Three-month LIBOR
$ 50,000	November 2008	February 2013	3.50%	Three-month LIBOR
$ 50,000	May 2009	February 2013	3.795%	Three-month LIBOR

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

As of September 30, 2009, the Company has purchased Euro call options with a 1.28 strike price in the amount of 264,090 Euros maturing on March 1, 2010 and 528,180 Euros maturing on December 1, 2010. The purchased call options are designated as cash flow hedges, therefore, the changes in fair value, to the extent the purchased call options agreements are effective, are recognized in other comprehensive income until the purchased call option expires and is recognized in cost of sales and operating expenses.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet (in thousands):

Asset Derivatives	Balance Sheet Location	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under ASC 815:

Foreign exchange contracts	Prepaid expenses and other current assets	$49	$—
Foreign exchange contracts	Other assets	104	188
Total derivatives designated as hedging instruments under ASC 815		$153	$188

Total asset derivatives		$153	$188

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet (in thousands):

Liability Derivatives	Balance Sheet Location	September 30, 2009		December 31, 2008
Derivatives designated as hedging instruments under ASC 815:

Interest rate contracts	Accrued liabilities	$	―	$502
Interest rate contracts	Other long-term liabilities		16,961	20,500
Total derivatives designated as hedging instruments under ASC 815			$16,961	$21,002

Total liability derivatives			$16,961	$21,002

Fair value amounts were derived as of September 30, 2009 and December 31, 2008 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. The fair value of the Company’s derivative instruments is described above in Note 4, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments (in thousands):

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended September 30,		Three months ended September 30,
		2009	2008	2009	2008
Interest rate contracts	Interest expense	$(1,710)	$(958)	$(2,039)	$(1,074)
Foreign exchange contracts	Cost and sales of operating expenses	30	—	—	—
Total		$(1,680)	$(958)	$(2,039)	$(1,074)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
		Nine months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
Interest rate contracts	Interest expense	$4,041	$(120)	$(5,201)	$(2,307)
Foreign exchange contracts	Cost and sales of operating expenses	(35)	—	—	—
Total		$4,006	$(120)	$(5,201)	$(2,307)

The Company anticipates $5,127,000 of net losses on interest rate swap agreements included in accumulated other comprehensive income will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $9,000 of net gains on foreign currency contracts included in accumulated other comprehensive income will be transferred into earnings over the next year based on the maturity date being less than twelve months on one of the two purchased call options.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Item 4.  Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Dated:   November 6, 2009