Form 10-K
period 2009-12-31
KIRBY CORP
filed 2010-02-26
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by nonaffiliates of the registrant as of June 30, 2009, based on the closing sales price of such stock on the New York Stock Exchange on June 30, 2009 was $1,624,291,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of February 26, 2010, 54,011,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held April 27, 2010, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

PART I
Item 1. Business
THE COMPANY
Documents and Information Available on Web Site
BUSINESS AND PROPERTY
MARINE TRANSPORTATION
Marine Transportation Industry Fundamentals
Inland Tank Barge Industry
Competition in the Inland Tank Barge Industry
Marine Transportation Acquisitions
Products Transported
Demand Drivers in the Inland Tank Barge Industry
Marine Transportation Operations
Contracts and Customers
Employees
Properties
Governmental Regulations
Environmental Regulations
DIESEL ENGINE SERVICES
Diesel Engine Services Acquisitions
Marine Operations
Marine Customers
Marine Competitive Conditions
Power Generation Operations
Power Generation Customers
Power Generation Competitive Conditions
Railroad Operations
Railroad Customers
Railroad Competitive Conditions
Employees
Properties
Executive Officers of the Registrant
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
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
PART III
Items 10 Through 14.
EX-10.7
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32

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

The following documents are available on the Company’s web site in the Investor Relations section under Corporate Governance:

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

The Company and its marine transportation and diesel engine services segments have approximately 2,675 employees, all of whom are in the United States.

The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the principal activities of the Company for the years indicated (in thousands):

	2009	2008	2007

Revenues from unaffiliated customers:
Marine transportation	$881,298	$1,095,475	$928,834
Diesel engine services	200,860	264,679	243,791

Consolidated revenues	$1,082,158	$1,360,154	$1,172,625

Operating profits:
Marine transportation	$208,086	$244,866	$196,112
Diesel engine services	21,005	39,587	37,948
General corporate expenses	(12,239)	(14,099)	(12,889)
Impairment of goodwill	(1,901)	—	—
Gain (loss) on disposition of assets	1,079	142	(383)

	216,030	270,496	220,788
Equity in earnings of affiliates	874	134	266
Other expense	(266)	(649)	(221)
Interest expense	(11,080)	(14,064)	(20,284)

Earnings before taxes on income	$205,558	$255,917	$200,549

Identifiable assets:
Marine transportation	$1,336,358	$1,289,689	$1,199,869
Diesel engine services	185,573	208,993	213,062

	1,521,931	1,498,682	1,412,931
Investment in affiliates	3,052	2,056	1,921
General corporate assets	110,980	25,360	15,623

Consolidated assets	$1,635,963	$1,526,098	$1,430,475

MARINE TRANSPORTATION

The marine transportation segment is primarily a provider of transportation services by barge for the inland and offshore markets. As of February 26, 2010, the equipment owned or operated by the marine transportation segment consisted of 863 active inland tank barges, 213 active inland towboats, four offshore dry-cargo barges, four offshore tugboats and one offshore shifting tugboat with the following specifications and capacities:

	Number	Average age	Barrel
Class of equipment	in class	(in years)	capacities

Inland tank barges:
Active:
Regular double hull:
20,000 barrels and under	373	25.6	4,327,000
Over 20,000 barrels	407	16.6	11,198,000
Specialty double hull	83	34.6	1,205,000

Total active inland tank barges	863	22.2	16,730,000

Inactive	4	43.8	64,000

Inland towboats:
Active (owned and chartered):
Less than 800 horsepower	1	41.0
800 to 1300 horsepower	96	32.3
1400 to 1900 horsepower	74	28.4
2000 to 2400 horsepower	18	19.7
2500 to 3200 horsepower	13	36.2
3300 to 4900 horsepower	9	33.0
Greater than 5000 horsepower	1	45.0
Spot charters (chartered trip to trip)	1	—

Total active inland towboats	213	30.3

Inactive	15	31.2

			Deadweight
			Tonnage

Offshore dry-cargo barges	4	29.9	70,000

Offshore tugboats and shifting tugboat	5	32.7

The 213 active inland towboats, four offshore tugboats and one offshore shifting tugboat provide the power source and the 863 active inland tank barges and four offshore dry-cargo barges provide the freight capacity. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to 25 tank barges, depending upon the horsepower of the towboat, the river or canal capacity and conditions, and customer requirements. The Company’s offshore tows consist of one tugboat and one dry-cargo barge.

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

Based on cost and safety, inland barge transportation is often the most efficient and safest means of transporting bulk commodities compared with railroads and trucks. The cargo capacity of a 90,000 barrel three barge tow is the equivalent of 150 railroad tank cars or 470 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 260 railroad tank cars or approximately 825 tractor-trailer tank trucks. The 260 railroad tank cars would require a freight train approximately 2 3/4 miles long and the 825 tractor-trailer tank trucks would stretch approximately 35 miles, assuming a safety margin of 150 feet between the trucks. The Company’s active tank barge fleet capacity of 16.7 million barrels equates to approximately 27,900 railroad tank cars or approximately 87,400 tractor-trailer tank trucks. In addition, studies comparing inland water transportation to railroads and trucks have proven shallow draft water transportation to be the most energy efficient and environmentally friendly method of moving bulk materials. One ton of bulk product can be carried 576 miles by inland barge on one gallon of fuel, compared with 413 miles by railroad or 155 miles by truck.

Inland barge transportation is also one of the safest modes of transportation in the United States. It generally involves less urban exposure than railroad or truck. It operates on a system with few crossing junctures and in areas relatively remote from population centers. These factors generally reduce both the number and impact of waterway incidents.

Inland Tank Barge Industry

The Company’s marine transportation segment operates within the United States inland tank barge industry, a diverse and independent mixture of large integrated transportation companies and small operators, as well as captive fleets owned by United States refining and petrochemical companies. The inland tank barge industry provides marine transportation of bulk liquid cargoes for customers and, in the case of captives, for their own account, along the Mississippi River and its tributaries and the Gulf Intracoastal Waterway. The most significant markets in this industry include the transportation of petrochemicals, black oil products, refined petroleum products and agricultural chemicals. The Company operates in each of these markets. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of United States refineries and petrochemical facilities on navigable inland waterways. Texas and Louisiana currently account for approximately 80% of the United States production of petrochemicals. Much of the United States farm belt is likewise situated with access to the inland waterway system, relying on marine transportation of farm products, including agricultural chemicals. The Company’s principal distribution system encompasses the Gulf Intracoastal Waterway from Brownsville, Texas, to Port St. Joe, Florida, the Mississippi River System and the Houston Ship Channel. The Mississippi River System includes the Arkansas, Illinois, Missouri, Ohio, Red, Tennessee, Yazoo, Ouachita and Black Warrior Rivers and the Tennessee-Tombigbee Waterway.

The number of tank barges that operate on the inland waterways of the United States declined from approximately 4,200 in 1982 to approximately 2,900 in 1993, remained relatively constant at 2,900 until 2002, decreased to 2,750 from 2002 through 2006 and increased to approximately 3,050 by the end of 2008 and an estimated 3,100 by the end of 2009. The Company believes the decrease from 4,200 in 1982 to 2,750 in 2006 primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government regulations and programs supporting the many new small refineries and a proliferation of oil traders which created a strong demand for tank barge services; an increase in the average capacity per barge; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets. The cost of tank barge hull work for required periodic United States Coast Guard (“USCG”) certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. The increase from 2,750 in 2006 to an estimated 3,100 by the end of 2009 primarily resulted from increased barge construction and deferred retirements due to strong demand and resulting capacity shortages through the 2008 third quarter.

From 2003 through 2006, the Company believes that new tank barge construction approximated retirements. During 2007 and 2008, sustained favorable market conditions stimulated additional new capacity. During the first nine months of 2008 and prior to the deterioration of the marine transportation markets in the 2008 fourth quarter, the Company and many competitors signed tank barge construction contracts with shipyards for 2009 deliveries. During 2009, the Company estimated that between 180 to 200 new tank barges were delivered and placed in service, with an estimated 130 tank barges retired; however, the current reduction of petrochemical and refining production has resulted in excess barge capacity, lower utilization and the acceleration of the retirement of older barges. Weaker market conditions may constrain industry wide new barge orders for 2010 and the retirement of older barges may be further accelerated. Also decreasing the risk of an oversupply of barges is the fact that the tank barge industry has a mature fleet, with approximately 925 tank barges over 30 years old and 500 of those over 35 years old, which may lead to early retirement of some older tank barges.

The average age of the nation’s tank barge fleet is 22 years, with 26% of the fleet built in the last 10 years. Single hull barges comprise approximately 2% of the nation’s tank barge fleet, with an average age of 37 years. Single hull barges are being driven from the nation’s tank barge fleet by market forces, stringent environmental regulations and rising maintenance costs. Single hull tank barges are required by current federal law to be retrofitted with double hulls or phased out of domestic service by 2015. Due to a market bias against single hull tank barges, the Company retired its nine remaining single hull tank barges in 2009. Market bias and current weak market conditions may also result in reduced lives for single hull tank barges industry wide.

The Company’s marine transportation segment is also engaged in offshore dry-cargo barge operations transporting dry-bulk cargoes. Such cargoes are transported primarily between domestic ports along the Gulf of Mexico.

The Company’s marine transportation segment also owns a two-thirds interest in Osprey Line, L.L.C. (“Osprey”), transporter of project cargoes and cargo containers by barge on the United States inland waterway system.

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

The Company’s direct competitors are primarily noncaptive inland tank barge operators. “Captive” fleets are owned by major oil and/or petrochemical companies which occasionally compete in the inland tank barge market, but primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 863 active tank barges as of February 26, 2010. It currently operates approximately 28% of the total number of domestic inland tank barges.

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

Products Transported

During 2009, the Company’s marine transportation segment moved over 48 million tons of liquid cargo on the United States inland waterway system. Products transported for its customers comprised the following: petrochemicals, black oil products, refined petroleum products and agricultural chemicals.

Petrochemicals.  Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene and caustic soda, all consumed in the production of paper, fibers and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented approximately 68% of the segment’s 2009 revenues. Customers shipping these products are refining and petrochemical companies.

Black Oil Products.  Black oil products transported include such products as asphalt, residual fuel oil, No. 6 fuel oil, coker feedstock, vacuum gas oil, carbon black feedstock, crude oil and ship bunkers (ship engine fuel). Such products represented approximately 19% of the segment’s 2009 revenues. Black oil customers are refining companies, marketers and end users that require the transportation of black oil products between refineries and storage terminals. Ship bunkers customers are oil companies and oil traders in the bunkering business.

Refined Petroleum Products.  Refined petroleum products transported include the various blends of finished gasoline, jet fuel, No. 2 oil, naphtha, heating oil and diesel fuel, and represented approximately 9% of the segment’s 2009 revenues. Customers are oil and refining companies and marketers.

Agricultural Chemicals.  Agricultural chemicals transported represented approximately 4% of the segment’s 2009 revenues. They include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of domestic and foreign producers of such products.

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

Bulk petrochemical volumes generally track the general domestic economy and correlate to the United States Gross Domestic Product. Volumes also track the production volumes of United States petrochemical plants whose products may also be exported. These products are used primarily in consumer durable and non-durable goods. The other component of petrochemical production consists of gasoline blending components, the demand for which closely parallels United States gasoline consumption.

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

Marine Transportation Operations

The marine transportation segment operates a fleet of 863 active inland tank barges and 213 active inland towboats. The segment also owns and operates four offshore dry-cargo barges, four offshore tugboats and one offshore shifting tugboat, and a small bulk liquid terminal.

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

The marine transportation segment moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 863 active tank barges currently operated, 665 are petrochemical and refined products barges, 118 are black oil barges, 64 are pressure barges, 11 are refrigerated anhydrous ammonia barges and 5 are specialty barges. Of the 863 active tank barges, 814 are owned by the Company and 49 are leased.

The fleet of 213 active inland towboats ranges from 600 to 5,600 horsepower. Of the 213 active inland towboats, 164 are owned by the Company and 49 are chartered. Towboats in the 600 to 1900 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1400 to 6000 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3600 horsepower are typically used on the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 to 30,000 tons.

Marine transportation services are conducted under long-term contracts, ranging from one to five years with renewal options, with customers with whom the Company has traditionally had long-standing relationships, as well as under spot contracts. During the first nine months of 2009 and the 2008 year, approximately 80% of marine transportation revenues were derived from term contracts and 20% from spot contracts. During the 2009 fourth quarter, approximately 75% of marine transportation revenues were from term contracts and 25% from spot contracts. This decrease in term contract revenue mix was due to certain customers switching to spot contracts when their term contracts expired.

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

Kirby Logistics Management Division (“KLM”) provides shore tankering services for barge transfers, marine dock operations, railroad tank car and tank truck loading and unloading, tank farm operations, and other ancillary functions, including railroad switching operations. KLM services the Company and third parties. KLM serves three regional areas; the Gulf Coast region (Brownsville, Texas, to Pensacola, Florida); the Mississippi River region (Baton Rouge, Louisiana, to Memphis, Tennessee); and the Ohio Valley region (Paducah, Kentucky, to Pittsburgh, Pennsylvania). During 2009, approximately 120 KLM tankermen conducted more than 22,700 barge transfers and provided approximately 70 operators for in-plant services for petrochemical companies, refineries and terminal operators.

The Company owns a two-thirds interest in Osprey, which transports project cargoes and cargo containers by barge on the United States inland waterway system.

Offshore Operations.  The segment’s offshore operations are conducted through a wholly owned subsidiary, Kirby Ocean Transport Company (“Kirby Ocean Transport”). Kirby Ocean Transport owns and operates a fleet of four ocean-going dry-bulk barges, four ocean-going tugboats and one offshore shifting tugboat. Kirby Ocean Transport operates primarily under term contracts of affreightment, including a contract that expires in 2015 with Progress Fuels Corporation (“PFC”) to transport coal across the Gulf of Mexico to PFC’s power generation facility at Crystal River, Florida.

Kirby Ocean Transport also has a long-term contract with Holcim (US) Inc. (“Holcim”) to transport Holcim’s limestone requirements from a facility adjacent to the PFC facility at Crystal River to Holcim’s plant in Theodore, Alabama. The Holcim contract, which expires in 2012, provides cargo for a portion of the return voyage for the vessels that carry coal to PFC’s Crystal River facility. Kirby Ocean Transport is also engaged in the transportation of coal, fertilizer and other bulk cargoes on a short-term basis between domestic ports and occasionally the transportation of grain from domestic ports to ports primarily in the Caribbean Basin.

Contracts and Customers

Marine transportation services are conducted under term contracts, ranging from one to five years with renewal options, with customers whom the Company has traditionally had long-standing relationships, as well as under spot contracts. The majority of the marine transportation contracts with its customers are for terms of one year. Most have been customers of the Company’s marine transportation segment for several years and management anticipates continued relationships; however, there is no assurance that any individual contract will be renewed.

A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 56% of the revenue under term contracts during 2009 and 2008. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. The Company typically maintains a higher mix of term contracts to spot contracts to provide the Company with a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. During the first nine months of 2009 and the 2008 year, approximately 80% of marine transportation revenues were derived from term contracts and 20% from spot contracts. During the 2009 fourth quarter, approximately 75% of marine transportation revenues were from term contracts and 25% from spot contracts. This decrease in term contract revenue mix was due to certain customers switching to spot contracts when their term contracts expired.

SeaRiver Maritime, Inc. (“SeaRiver”), the United States transportation affiliate of Exxon Mobil Corporation, with which the Company has a contract through 2013, including renewal options, accounted for 10% of the Company’s revenues in 2009, 2008 and 2007. Dow, with which the Company has a contract through 2016, including renewal options, accounted for 11% of the Company’s revenues in 2009, 9% in 2008 and 10% in 2007.

Employees

The Company’s marine transportation segment has approximately 2,050 employees, of which approximately 1,400 are vessel crew members. None of the segment’s operations are subject to collective bargaining agreements.

Properties

The principal office of Kirby Inland Marine, Kirby Ocean Transport and Osprey is located in Houston, Texas, in the Company’s facilities under a lease that expires in December 2015. Kirby Inland Marine’s operating locations are on the Mississippi River at Baton Rouge, Louisiana, New Orleans, Louisiana, and Greenville, Mississippi, two locations in Houston, Texas, on and near the Houston Ship Channel, and one in Corpus Christi, Texas. The New Orleans and Houston facilities are owned, and the Baton Rouge, Greenville and Corpus Christi facilities are leased.

KLM’s principal office is located in a facility owned by Kirby Inland Marine in Houston, Texas, near the Houston Ship Channel.

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

Jones Act.  The Jones Act is a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, manned by United States citizens, and owned and operated by United States citizens. For a corporation to qualify as United States citizens for the purpose of domestic trade, 75% of the corporation’s beneficial stockholders must be United States citizens. The Company presently meets all of the requirements of the Jones Act for its owned vessels.

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

The Company presently pays a federal fuel tax of 20.1 cents per gallon consisting of a .1 cent per gallon leaking underground storage tank tax and a 20 cents per gallon waterway user tax.

Security Requirements.  The Maritime Transportation Security Act of 2002 requires, among other things, submission to and approval by the USCG of vessel and waterfront facility security plans (“VSP” and “FSP”, respectively). The Company’s VSP and FSP have been approved and the Company is operating in compliance with the plans for all of its vessels and facilities that are subject to the requirements.

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

The Company manages its exposure to losses from potential discharges of pollutants through the use of well maintained and equipped vessels, the safety, training and environmental programs of the Company, and the Company’s insurance program. In addition, the Company’s fleet consists entirely of double hull barges. There can be no assurance, however, that any new regulations or requirements or any discharge of pollutants by the Company will not have an adverse effect on the Company.

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

Insurance.  The Company’s marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of bulk cargo in a marine environment. These hazards include the risk of loss of or damage to the Company’s vessels, damage to third parties as a result of collision, fire or explosion, loss or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company’s vessels is insured through hull insurance currently insuring approximately $1.3 billion in hull values. Liabilities such as collision, cargo, environmental, personal injury and general liability are insured up to $1 billion per occurrence.

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

Centralized training is provided through the Operations Personnel and Training Department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company’s operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company’s training facility includes state-of-the-art equipment and instruction aids, including a working towboat, three tank barges and a tank barge simulator for tankermen training. During 2009, approximately 2,575 certificates were issued for the completion of courses at the training facility.

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

DIESEL ENGINE SERVICES

The Company is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and reduction gears, and related parts sales through Kirby Engine Systems, Inc. (“Kirby Engine Systems”), a wholly owned subsidiary of the Company, and its three wholly owned operating subsidiaries, Marine Systems, Inc. (“Marine Systems”), Engine Systems, Inc. (“Engine Systems”) and Rail Systems, Inc. (“Rail Systems”). Through these three operating subsidiaries, the Company sells Original Equipment Manufacturers (OEM) replacement parts, provides service mechanics to overhaul and repair engines and reduction gears, and maintains facilities to rebuild component parts or entire engines and entire reduction gears. The Company serves the marine market and standby power generation market throughout the United States and parts of the Caribbean, the shortline, industrial, Class II and certain transit railroad markets throughout the United States, components of the nuclear industry worldwide and to a lesser extent other industrial markets such as cement, paper and mining in the Midwest. No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2009, 2008 or 2007. The diesel engine services segment also provides service to the Company’s marine transportation segment, which accounted for approximately 5% of the diesel engine services segment’s 2009 revenues and 3% for 2008 and 2007. Such revenues are eliminated in consolidation and not included in the table below.

The following table sets forth the revenues for the diesel engine services segment for the three years ended December 31, 2009 (dollars in thousands):

	2009		2008		2007
	Amounts	%	Amounts	%	Amounts	%

Overhaul and repairs	$122,847	61%	$167,196	63%	$158,599	65%
Direct parts sales	78,013	39	97,483	37	85,192	35

	$200,860	100%	$264,679	100%	$243,791	100%

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

The high-speed operations are located in Houma, Baton Rouge, Belle Chasse, Lake Charles, Morgan City and New Iberia, Louisiana, Paducah, Kentucky, Mobile, Alabama and Houston, Texas. The Company serves as a factory-authorized marine dealer for Caterpillar diesel engines in Alabama, Kentucky and Louisiana. The Company also operates factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere diesel engines, as well as Allison and Twin Disk transmissions. High-speed diesel engines provide the main propulsion for approximately 75% of the United States flag commercial vessels and other marine applications, including engines for power generators and barge pumps.

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

The Company provides in-house and in-field repair capabilities and safety-related products to power generation operators from its Rocky Mount, North Carolina, Paducah, Kentucky and Seattle, Washington locations. The operation based in Rocky Mount, North Carolina is an EMD authorized distributor for 17 eastern states and the Caribbean for power generation applications, and provides in-house and in-field service. The Rocky Mount operation is also the exclusive worldwide distributor of EMD products to the nuclear industry, the exclusive worldwide distributor for Woodward Governor (“Woodward”) products to the nuclear industry, the exclusive worldwide distributor of Cooper Energy Services, Inc. (“Cooper”) products to the nuclear industry, and owns the assets and technology necessary to support the Nordberg medium-speed diesel engines used in nuclear applications. In addition, the Rocky Mount operation is a non-exclusive distributor for Honeywell International Incorporated (“Honeywell”) industrial measurement and control products to the nuclear industry, an exclusive distributor for Norlake Manufacturing Company (“Norlake”) transformer products to the nuclear industry and a non-exclusive distributor of analog Weschler Instruments (“Weschler”) metering products and an exclusive distributor of digital Weschler metering products to the nuclear industry. The Paducah, Kentucky operation provides in-house and in-field repair services for Falk industrial reduction gears in the Midwest. The Seattle, Washington operation provides in-house and in-field repair services for Alco engines located on the West Coast and the Pacific Rim.

Power Generation Customers

The Company’s power generation customers are primarily domestic utilities and the worldwide nuclear power industry.

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

Railroad Operations

The Company is engaged in the overhaul and repair of locomotive diesel engines and the sale of replacement parts for locomotives serving shortline, industrial, Class II and certain transit railroads within the continental United States. The Company serves as an exclusive distributor for EMD providing replacement parts, service and support to these markets. EMD is one of the world’s largest manufacturers of diesel-electric locomotives, a position it has held for over 87 years.

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

Employees

Marine Systems, Engine Systems and Rail Systems together have approximately 525 employees.

Properties

The principal offices of the diesel engine services segment are located in Houma, Louisiana. The Company operates 16 parts and service facilities, with four facilities located in Houma, Louisiana, and one facility each located in Baton Rouge, Belle Chasse, Lake Charles, New Iberia and Morgan City, Louisiana, Mobile, Alabama, Houston, Texas, Chesapeake, Virginia, Rocky Mount, North Carolina, Paducah, Kentucky, Tampa, Florida and Seattle, Washington. All of these facilities are leased except the Houma, Belle Chasse, New Iberia and Morgan City, Louisiana facilities, which are owned by the Company.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Positions and Offices

C. Berdon Lawrence	67	Chairman of the Board of Directors
Joseph H. Pyne	62	President, Director and Chief Executive Officer
Norman W. Nolen(1)	67	Executive Vice President, Chief Financial Officer and Treasurer
David W. Grzebinski(1)	48	Executive Vice President - Finance
Gregory R. Binion	45	President — Kirby Inland Marine
Dorman L. Strahan	53	President — Kirby Engine Systems
Ronald A. Dragg	46	Vice President and Controller
G. Stephen Holcomb	64	Vice President — Investor Relations and Assistant Secretary
Amy D. Husted	41	Vice President — Legal
David R. Mosley	45	Vice President and Chief Information Officer
Jack M. Sims	67	Vice President — Human Resources
Renato A. Castro(1)	38	Treasurer

(1)	On January 19, 2010, the Company announced the retirement of Mr. Nolen effective March 31, 2010. Mr. Grzebinski will assume the role of Chief Financial Officer of the Company after the filing of the Company’s 2009 Form 10-K. Mr. Castro will succeed Mr. Nolen as Treasurer.

No family relationship exists among the executive officers or among the executive officers and the directors. Officers are elected to hold office until the annual meeting of directors, which immediately follows the annual meeting of stockholders, or until their respective successors are elected and have qualified.

C. Berdon Lawrence holds an M.B.A. degree and a B.B.A. degree in business administration from Tulane University. He has served the Company as Chairman of the Board since October 1999. Prior to joining the Company in October 1999, he served for 30 years as President of Hollywood Marine, an inland tank barge company of which he was the founder and principal shareholder and which was acquired by the Company in October 1999. On October 12, 2009, the Company announced the retirement of Mr. Lawrence effective April 27, 2010.

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

David W. Grzebinski is a Chartered Financial Analyst and holds an M.B.A. degree from Tulane University and a degree in chemical engineering from the University of South Florida. He has served as Executive Vice President — Finance since February 2010. Prior to joining the Company, he served in various administrative positions since 1988 with FMC Technologies Inc. (“FMC”), including Controller, Energy Services, Treasurer, and Director of Global SAP and Industry Relations. Prior to joining FMC, he was employed by The Dow Chemical Company.

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

Jack M. Sims holds a degree in business administration from the University of Miami and has served the Company, or one of its subsidiaries, as Vice President — Human Resources since 1993. Prior to joining the Company in March 1993, he served as Vice President — Human Resources for Virginia Indonesia Company from 1982 through 1992, Manager — Employee Relations for Houston Oil and Minerals Corporation from 1977 through 1981 and in various professional and managerial positions with Shell Oil Company from 1967 through 1977. On February 25, 2010, Mr. Sims announced his retirement effective March 31, 2010.

Renato A. Castro is a Certified Public Accountant and holds an M.B.A. degree from Tulane University and a degree in civil engineering from the National Autonomous University of Honduras. He has served the Company as Manager of Financial Analysis since 2007. He also served as Financial Analyst from 2005 through 2006 and Assistant Controller of Kirby Inland Marine from 2001 through 2004. Prior to joining the Company, he was employed by a subsidiary of Astaldi S.p.A. in their transport infrastructure division.

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

The Company is subject to adverse weather conditions in its marine transportation business.  The Company’s marine transportation segment is subject to weather conditions on a daily basis. Adverse weather conditions such as high water, low water, fog and ice, tropical storms and hurricanes can impair the operating efficiencies of the marine fleet. Such adverse weather conditions can cause a delay, diversion or postponement of shipments of products and are totally beyond the control of the Company. In addition, adverse water conditions can negatively affect towboat speed, tow size, loading drafts, fleet efficiency, place limitations on night passages and dictate horsepower requirements. During 2009, the Company experienced more favorable weather conditions and water levels than in 2008, when the Company experienced high water conditions throughout the Mississippi River System during the majority of the second quarter and Hurricanes Gustav and Ike negatively impacted the 2008 third quarter by an estimated $.09 per share. The Company experienced normal weather conditions and water levels during 2007. The Company’s operations for 2009 and 2007 were not materially affected by Gulf Coast hurricanes and tropical storms.

The Company could be adversely impacted by a marine accident or spill event.  A marine accident or spill event could close a portion of the inland waterway system for a period of time. Although statistically marine transportation is the safest means of transporting bulk commodities, accidents do occur, both involving Company equipment and equipment owned by other inland marine carriers.

The Company transports a wide variety of petrochemicals, black oil products, refined petroleum products and agricultural chemicals throughout the Mississippi River System and along the Gulf Intracoastal Waterway. The Company manages its exposure to losses from potential discharges of pollutants through the use of well maintained and equipped double hull tank barges and towboats, through safety, training and environmental programs, and the Company’s insurance program, but a discharge of pollutants by the Company could have an adverse effect on the Company.

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

With the rising unemployment rates during 2008 and 2009, associated with the economic recession, crewing levels have remained adequate. During 2007, high United States employment made for a tight Gulf Coast labor market. As a result, the Company, as well as the Company’s charter boat operators, experienced vessel personnel shortages. During 2007, the Company stepped up its recruiting and training of vessel personnel and addressed the vessel personnel pay scales in an effort to recruit new vessel personnel, and retain and promote existing vessel personnel.

Reduction in the number of acquisitions made by the Company may curtail future growth.  Since 1987, the Company has been successful in the integration of 25 acquisitions in its marine transportation segment and 15 acquisitions in its diesel engine services segment. Acquisitions have played a significant part in the growth of the Company. The Company’s marine transportation revenue in 1987 was $40.2 million compared with $881.3 million in 2009. Diesel engine services revenue in 1987 was $7.1 million compared with $200.9 million in 2009. While the Company is of the opinion that future acquisition opportunities exist in both its marine transportation and diesel engine services segments, the Company may not be able to continue to grow through acquisitions to the extent that it has in the past.

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

The Company’s marine transportation segment is subject to regulation by the USCG, federal laws, state laws and certain international conventions, as well as numerous environmental regulations.  The majority of the Company’s vessels are subject to inspection by the USCG and carry certificates of inspection. The crews employed by the Company aboard vessels are licensed or certified by the USCG. The Company is required by various governmental agencies to obtain licenses, certificates and permits for its vessels. The Company’s operations are also affected by various United States and state regulations and legislation enacted for protection of the environment. The Company incurs significant expenses to comply with applicable laws and regulations and any significant new regulation or legislation, including climate change laws or regulations, could have an adverse effect on the Company.

The Company is subject to risks associated with possible climate change legislation, regulation and international accords.  Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. On December 7, 2009 the United States Environmental Protection Agency (“EPA”) furthered its focus on greenhouse gas emissions when it issued its endangerment finding in response to a decision of the Supreme Court of the United States. The EPA found that the emission of six greenhouse gases, including carbon dioxide (which is emitted from the combustion of fossil fuels), may reasonably be anticipated to endanger public health and welfare. Based on this finding, the EPA defined the mix of these six greenhouse gases to be “air pollution” subject to regulation under the Clean Air Act. Although the EPA has stated a preference that greenhouse gas regulation be based on new federal legislation rather than the existing Clean Air Act, many sources of greenhouse gas emissions may be regulated without the need for further legislation.

The United States Congress is considering legislation that would create an economy-wide “cap-and-trade” system that would establish a limit (or cap) on overall greenhouse gas emissions and create a market for the purchase and sale of emissions permits or “allowances.” Proposed cap-and-trade legislation would likely affect the chemical industry due to anticipated increases in energy costs as fuel providers pass on the cost of the emissions allowances, which they would be required to obtain under cap and trade to cover the emissions from fuel production and the eventual use of fuel by the Company or its energy suppliers. In addition, cap-and-trade proposals would likely increase the cost of energy, including purchases of diesel fuel, steam and electricity, and certain raw materials used or transported by the Company. Proposed domestic and international cap-and-trade systems could materially increase raw material and operating costs of the Company’s customer base. Future environmental regulatory developments related to climate change in the United States that restrict emissions of greenhouse gases could entail financial impacts on the Company’s operations that cannot be predicted with certainty at this time.

The Company’s marine transportation segment is subject to volatility in the United States production of petrochemicals.  For 2009, 68% of the marine transportation segment’s revenues were from the movement of petrochemicals, including the movement of raw materials and feedstocks from one refinery and petrochemical plant to another, as well as the movement of more finished products to end users. During 2009, petrochemical volumes declined when compared with the first nine months of 2008, mirroring the general downward performance trend of the United States economy. A weaker United States and global economy during 2009 and 2008 resulted in lower worldwide consumer spending, as well as lower exports of petrochemicals which reduced the volumes of petrochemicals transported by the Company.

A weaker economy could also impact the Company’s collectability of certain customers’ trade receivables which could have a negative effect on the Company’s results of operations.

The Company’s marine transportation segment could be adversely impacted by the construction of inland tank barges by its competitors.  At the present time, there are an estimated 3,100 inland tank barges in the United States, of which the Company operates 863, or 28%. The number of tank barges peaked at approximately 4,200 in early 1980s, slowly declined to approximately 2,750 in 2003 and with the favorable market conditions over recent years has gradually increased to an estimated 3,100 in late 2009. The Company believes that approximately 180 to 200 new tank barges were delivered and placed in service in 2009, with an estimated 130 tank barges retired. During 2007 and the first nine months of 2008, strong tank barge transportation markets absorbed the additional capacity built by the industry. During the first nine months of 2008 and prior to the deterioration of the marine transportation markets in the 2008 fourth quarter, the Company and many competitors signed tank barge construction contracts with shipyards for 2009 deliveries. The Company believes that the large increase in new tank barge construction in 2008 and 2009, coupled with the decrease in demand in 2009 caused by the economic downturn, has resulted in an oversupply of tank barge capacity in the industry. However, approximately 30% of the industry fleet is over 30 years old and approximately 16% is over 35 years old. The Company believes that the high cost of maintaining the USCG certification requirements for older tank barges and the current low term contract and spot contract rate environment limiting recovery of maintenance costs will result in the retirement of sufficient tank barges to lessen the impact of overcapacity.

Higher fuel prices could increase operating expenses.  The cost of fuel during 2009 was approximately 9% of marine transportation revenue, as the Company consumed 41.8 million gallons of diesel fuel at an average price of $1.72 per gallon. This compares with 2008 when the cost of fuel was approximately 15% of marine transportation revenue, and the Company consumed 48.5 million gallons of diesel fuel at an average price of $3.21 per gallon. All marine transportation term contracts contain fuel escalation clauses. However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to recover changes in fuel costs due to fuel price changes; however, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. Spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

Loss of a large customer or other significant business relationship could adversely affect the Company.  Two marine transportation customers, SeaRiver and Dow, accounted for approximately 21% of the Company’s 2009 revenue and 19% of 2008 revenue. Although the Company considers its relationships with SeaRiver and Dow to be strong, the loss of either customer could have an adverse effect on the Company. The Company’s diesel engine services segment has a 44-year relationship with EMD, the largest manufacturer of medium-speed diesel engines. The Company serves as both an EMD distributor and service center for select markets and locations for both service and parts. Sales and service of EMD products account for approximately 5% of the Company’s revenue. Although the Company considers its relationship with EMD to be strong, the loss of the EMD distributorship and service rights, or a disruption of the supply of EMD parts, could have a negative impact on the Company’s ability to service its customers.

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

Significant increases in the construction cost of inland tank barges and towboats may limit the Company’s ability to earn an adequate return on its investment in new tank barges and towboats.  The price of steel increased significantly over the last few years, thereby increasing the construction cost of new tank barges and towboats. The Company’s average construction price for a new 30,000 barrel capacity inland tank barge ordered in 2008 for 2009 delivery was approximately 90% higher than in 2000, primarily due to the increase in steel prices. During 2009, the United States and global recession negatively impacted demand levels for inland tank barges. The construction price of inland tank barges for 2010 delivery fell significantly, primarily due to a significant decrease in steel prices, as well as a decrease in the number of tank barges ordered. In addition, the likelihood of increased costs for new tank barges in the near future has abated because the economic downturn has had a significant negative impact on the demand for new tank barge construction, which should place downward pressure on the cost of new tank barges until excess capacity in the industry has been absorbed.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The information appearing in Item 1 is incorporated herein by reference. The Company, Kirby Inland Marine, Kirby Ocean Transport and Osprey currently occupy leased office space at 55 Waugh Drive, Suite 1000, Houston, Texas, under a lease that expires in December 2015. The Company believes that its facilities at 55 Waugh Drive are adequate for its needs and additional facilities would be available if required.

Item 3.	Legal Proceedings

In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under CERCLA with respect to a Superfund site, the Palmer Barge Line Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs entered into an agreement with the EPA to perform a remedial investigation and feasibility study and, subsequently, a limited remediation was performed and is now complete. During the 2007 third quarter, five new PRP’s entered into an agreement with the EPA in regard to the Palmer Site. In July 2008, the EPA sent a letter to approximately 30 PRPs for the Palmer site, including the Company, indicating that it intends to pursue recovery of $2,949,000 of costs it incurred in relation to the site. The Company and the other PRPs have participated in meetings with the EPA and the United States Department of Justice and suggested pro rata allocations to the PRPs of the EPA’s incurred costs. Based on these initial discussions, the Company is unable to estimate its potential liability, if any, for any portion of such costs.

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated:

	Sales Price
	High	Low

2010
First Quarter (through February 26, 2010)	$36.04	$30.83
2009
First Quarter	31.16	19.46
Second Quarter	36.32	25.93
Third Quarter	39.16	28.71
Fourth Quarter	37.28	32.30
2008
First Quarter	58.10	37.72
Second Quarter	61.65	47.45
Third Quarter	51.09	34.13
Fourth Quarter	39.87	19.54

As of February 26, 2010, the Company had 54,011,000 outstanding shares held by approximately 850 stockholders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Since 1989, the Company has not paid any dividends on its common stock.

During the 2009 fourth quarter, the Company purchased in the open market the following shares of its common stock:

		Purchase	Average Price
Date of Purchase	Shares	Price	per Share

November 2, 2009	20,000	$657,000	$32.83

Item 6.	Selected Financial Data

The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2009. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company in Item 7 and the Financial Statements included under Item 8 (selected financial data in thousands, except per share amounts).

	December 31,
	2009	2008	2007	2006	2005

Revenues:
Marine transportation	$881,298	$1,095,475	$928,834	$807,216	$685,999
Diesel engine services	200,860	264,679	243,791	177,002	109,723

	$1,082,158	$1,360,154	$1,172,625	$984,218	$795,722

Net earnings attributable to Kirby	$125,941	$157,168	$123,341	$95,451	$68,781

Net earnings per share attributable to Kirby common stockholders:
Basic	$2.34	$2.92	$2.31	$1.81	$1.36

Diluted	$2.34	$2.91	$2.29	$1.79	$1.33

Common stock outstanding:
Basic	53,192	53,238	52,831	52,351	50,115
Diluted	53,313	53,513	53,263	52,855	51,214

	December 31,
	2009	2008	2007	2006	2005

Property and equipment, net	$1,085,057	$990,932	$906,098	$766,606	$642,381
Total assets	$1,635,963	$1,526,098	$1,430,475	$1,271,119	$1,025,548
Long-term debt, including current portion	$200,239	$247,307	$297,383	$310,362	$200,036
Total equity	$1,056,095	$893,555	$772,807	$635,013	$540,630

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for 2009, 2008 and 2007 were 53,313,000, 53,513,000 and 53,263,000, respectively. The decrease in the weighted average number of common shares for 2009 compared with 2008 primarily reflected common stock repurchases during 2009 and 2008, partially offset by the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 863 active tank barges, including 49 leased barges, and 16.7 million barrels of capacity as of December 31, 2009. The Company operated an average of 220 towing vessels during 2009, of which an average of 56 were chartered. The Company uses the United States inland waterway system to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.

For 2009, net earnings attributable to Kirby were $125,941,000, or $2.34 per share, on revenues of $1,082,158,000, compared with 2008 net earnings attributable to Kirby of $157,168,000, or $2.91 per share, on revenues of $1,360,154,000. The 2009 performance reflected lower demand in both its marine transportation and diesel engine services segments, driven by the United States and global economic recession. The decline in volumes in all four marine transportation markets resulted in lower tank barge utilization levels industry wide that led to increased downward pressure on term contract and spot contract pricing throughout 2009. The diesel engine services marine and railroad markets service levels and direct parts sales were below 2008 levels due to weak marine transportation, offshore oil services and railroad markets, that resulted in deferred maintenance on customers’ idled equipment.

Results for 2008 were negatively impacted by two major Gulf Coast hurricanes, Gustav on September 1 and Ike on September 13. Hurricane Gustav disrupted marine transportation and diesel engine services operations in Louisiana for several days. Hurricane Ike struck Houston/Galveston, significantly affecting the petrochemical and refining facilities in the path of the storm. The 2008 results included an estimated $.09 per share negative impact from Hurricanes Gustav and Ike.

As a result of the lower demand in both the marine transportation and diesel engine services segments, the Company took specific steps to reduce overhead and lower expenditures during the 2009 first and fourth quarters and 2010 first quarter. During the 2009 first quarter, the shore staffs of the marine transportation and diesel engine services segments were reduced by approximately 6% through early retirement incentives and staff reductions and this resulted in a charge of $3,953,000 before taxes, or $.05 per share. This staff reduction is expected to achieve an annual savings of approximately $7,000,000.

A charge of $4,800,000 before taxes, or $.05 per share, was taken in the 2009 fourth quarter and an estimated charge of $3,900,000 before taxes, or $.04 per share will be taken in the 2010 first quarter for additional shore staff reductions. The 2009 fourth quarter and 2010 first quarter charges will result in an additional reduction of 7% in the shore staffs of the marine transportation and diesel engine services segments. This is expected to result in an annual savings of approximately $8,700,000. As of January 31, 2010, the shore staffs of the marine transportation segment, including shore tankering services, and the diesel engine services segment were down 21% compared with the Company’s peak headcount in October 2008 due to early retirement incentives, staff reductions and employee attrition. Employee attrition since October 2008 is expected to result in an annual savings of approximately $11,200,000.

The marine transportation segment operated an average of 220 towboats during 2009 compared with an average of 256 during 2008. As demand softened during the 2008 fourth quarter and throughout 2009, the Company released chartered towboats and laid up Company owned towboats in an effort to balance horsepower needs with current requirements. Going forward, the Company will continue to monitor towboat requirements and downsize or increase the towboat fleet as market changes warrant.

Marine Transportation

For 2009, 81% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include raw materials for many of the end products used widely by businesses and consumers every day — plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company’s business tends to mirror the general performance of the United States economy and volumes produced by the Company’s customer base, enhanced by the inherent efficiencies of barge transportation which is generally the lowest cost mode of surface transportation.

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for 2009, products moved and the drivers of the demand for the products the Company transports:

	2009
	Revenue
Markets Serviced	Distribution	Products Moved	Drivers

Petrochemicals	68%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables — 70% Consumer durables — 30%
Black Oil Products	19%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	9%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Naphtha	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	4%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenue and operating income for 2009 decreased 20% and 15%, respectively, when compared with 2008. All four marine transportation markets, petrochemicals, black oil products, refined products and agricultural chemicals, saw demand for the movement of products soften, driven by the current economic recession. Term contract and spot contract pricing declined throughout 2009 as overall industry demand declined. Favorable operating conditions during 2009 offset to some degree the impact of the lower demand, but also drove down barge utilization due to faster trip times. In addition, lower diesel fuel prices resulted in lower 2009 revenues associated with the pass through of diesel fuel to customers through fuel escalation and de-escalation clauses in term contracts when compared with 2008. During the 2009 second and third quarters, petrochemical demand of more finished products into the Midwest improved modestly and demand along the Gulf Coast stabilized when compared with the 2009 first quarter. Black oil products and refined products demand stabilized during the 2009 third quarter, but remained well below prior year levels. Fourth quarter demand levels in the petrochemical, black oil products and refined products were slightly weaker when compared with the 2009 third quarter. Agricultural chemical demand was weak throughout 2009 due to high Midwest inventory levels.

During 2009, approximately 80% of the marine transportation revenues were under term contracts and 20% were spot contract revenues. With the decline in industry-wide demand, excess equipment throughout the industry was moved into the spot market, placing downward pressure on spot contract pricing, as well as on contract renewals. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 56% of marine transportation revenues under term contracts during 2009 and 2008. Rates on term contracts, net of fuel, renewed during the 2009 first quarter were generally renewed at existing rates and in some cases rates were traded for longer terms, while 2009 second, third and fourth quarter contract renewals declined in the zero to 8%, 7% to 15% and 7% to 15% range, respectively, when compared with the corresponding quarters of 2008. Spot contract rates for 2009, which include the cost of fuel, decreased an average of 3% to 4% in the first quarter, 10% to 15% in second quarter, 10% to 20% in the third quarter and 20% to 30% in the fourth quarter when compared with the corresponding quarters of 2008. In 2009, the Company estimates that approximately 40% to 50% of the spot contract rate decreases were fuel related. Effective January 1, 2009, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts by 4% to 5%, excluding fuel.

The marine transportation operating margin for 2009 was 23.6% compared with 22.4% for 2008, reflecting lower fuel costs, lower shoreside headcount, reduction of towboats operated, reduced maintenance on laid up equipment, ongoing cost reduction initiatives, more efficient operations at lower utilization levels and more favorable operating conditions, partially offset by the marine transportation’s portion of the 2009 first and fourth quarters early retirement and staff reduction charges of $6,050,000. The 2008 operating margin included the loss of revenue and additional operating expenses associated with Hurricanes Gustav and Ike.

Diesel Engine Services

During 2009, 19% of the Company’s revenue was generated by its diesel engine services segment, of which 61% was generated through service and 39% from direct parts sales. The results of the diesel engine services segment are largely influenced by the economic cycles of the industries it serves.

The following table shows the markets serviced by the Company, the revenue distribution for 2009, and the customers for each market:

	2009
	Revenue
Markets Serviced	Distribution	Customers

Marine	73%	Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers
Power Generation	19%	Standby Power Generation, Pumping Stations
Railroad	8%	Passenger (Transit Systems), Class II, Shortline, Industrial

Diesel engine services revenue and operating income for 2009 decreased 24% and 47%, respectively, compared with 2008. Demand levels for service and direct parts sales across all segments of the inland and offshore marine markets and offshore oil services markets remained weak as customers deferred maintenance on equipment in response to the economic slowdown. The medium-speed railroad parts and service market was also weak as industrial and shortline railroad customers deferred maintenance in response to lower railroad traffic. The medium-speed power generation market benefited from favorable service and parts sales in the 2009 first half but revenues declined in the 2009 second half. The 2008 results were negatively impacted by Hurricane Gustav, as noted above, which resulted in the closure of the segment’s facilities for several days, as well as customers’ facilities and operations.

The diesel engine services segment’s operating margin for 2009 was 10.5% compared with 15.0% for 2008. The lower operating margin for 2009 reflected lower service levels and direct parts sales and resulting lower labor utilization. The 2009 first and fourth quarters charges for early retirements and staff reductions of $2,342,000 also lowered the operating margin.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during 2009 with net cash provided by operating activities of $319,885,000 compared with net cash provided by operating activities for 2008 of $245,947,000. The 30% increase was aided by a decline in accounts receivable caused by lower business activity levels during 2009. In addition during 2009, the Company generated cash of $2,774,000 from the exercise of stock options and $7,388,000 from proceeds from the disposition of assets. During 2009, cash and borrowings under the

Company’s revolving credit facility were used for capital expenditures of $192,660,000, including $142,384,000 for new tank barge and towboat construction and $50,276,000 primarily for upgrading the existing marine transportation fleet. The Company’s debt-to-capitalization ratio decreased to 15.9% at December 31, 2009 from 21.7% at December 31, 2008, primarily due to the increase in equity from net earnings attributable to Kirby for 2009 of $125,941,000, the exercise of stock options, issuance of restricted stock and lower outstanding debt. As of December 31, 2009, the Company had no outstanding balance under its $250,000,000 revolving credit facility and had $97,836,000 of cash and cash equivalents.

During 2009, the Company took delivery of 43 new barges and seven new chartered barges with a total capacity of 1,125,000 barrels, and four 1800 horsepower towboats. The Company projects that capital expenditures for 2010 will be in the $125,000,000 to $135,000,000 range, including approximately $60,000,000 for new tank barge and towboat construction. For 2010, new construction commitments from 2007 and 2008 orders include six barges with a total capacity of 116,000 barrels and three 1800 horsepower towboats. New construction for 2010 will also include 55 barges, with a total capacity of 665,000 barrels, ordered in late 2009 for delivery throughout 2010.

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

As a result of the global recession, petrochemical and refining production during 2009 was well below 2008 levels. Petrochemical demand of more finished products into the Midwest improved modestly as the 2009 year progressed and demand along the Gulf Coast stabilized when compared with the 2009 first half; however, the United States economy will have to start expanding before the Company sees any significant improvement in demand. During the first nine months of 2009, 80% of marine transportation revenues were under term contracts. During the 2009 fourth quarter, the term contract portion of marine transportation revenues declined to 75% as certain customers switched to spot contracts when their term contracts expired. Based on current market conditions, the Company anticipates that term contracts will continue to be renewed during 2010 at lower rates until utilization improves. Spot contract rates for 2010 will be driven by volumes and equipment utilization. The Company believes that during 2008 and 2009, some incremental capacity was likely added to the industry fleet and that the current reduction of petrochemical and refining production has resulted in excess barge capacity and lower utilization. During 2009, the Company retired 101 older tank barges. With the weak market conditions, the age of the industry fleet and the high cost of maintaining older barges, industry tank barge capacity may decline in 2010 as fewer new barges are anticipated to be built and the retirement of older barges may be accelerated. The Company anticipates that the diesel engine services segment may see some improvement in 2010, as the segment likely reached the bottom of its business cycle in late 2009.

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

Accounts Receivable.  The Company extends credit to its customers in the normal course of business. The Company regularly reviews its accounts and estimates the amount of uncollectible receivables each period and establishes an allowance for uncollectible amounts. The amount of the allowance is based on the age of unpaid amounts, information about the current financial strength of customers, and other relevant information. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. Historically, credit risk with respect to these trade receivables has generally been considered minimal because of the financial strength of the Company’s customers; however, the current United States and global recession could impact the collectability of certain customers’ trade receivables which could have a material effect on the Company’s results of operations.

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

Goodwill.  The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase are included in goodwill. Management monitors the recoverability of goodwill on an annual basis, or whenever events or circumstances indicate that interim impairment testing is necessary. The amount of goodwill impairment, if any, is typically measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average weighted cost of capital. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. There are many assumptions and estimates underlying the determination of an impairment event or loss, if any. Although the Company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

Accrued Insurance.  The Company is subject to property damage and casualty risks associated with operating vessels carrying large volumes of bulk liquid and dry cargo in a marine environment. The Company maintains insurance coverage against these risks subject to a deductible, below which the Company is liable. In addition to expensing claims below the deductible amount as incurred, the Company also maintains a reserve for losses that may have occurred but have not been reported to the Company, or are not yet fully developed. The Company uses historic experience and actuarial analysis by outside consultants to estimate an appropriate level of reserves. If the actual number of claims and magnitude were substantially greater than assumed, the required level of reserves for claims incurred but not reported or fully developed could be materially understated. The Company records receivables from its insurers for incurred claims above the Company’s deductible. If the solvency of the insurers became impaired, there could be an adverse impact on the accrued receivables and the availability of insurance.

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

Results of Operations

The Company reported 2009 net earnings attributable to Kirby of $125,941,000, or $2.34 per share, on revenues of $1,082,158,000, compared with 2008 net earnings attributable to Kirby of $157,168,000, or $2.91 per share, on revenues of $1,360,154,000, and 2007 net earnings attributable to Kirby of $123,341,000, or $2.29 per share, on revenues of $1,172,625,000.

Marine transportation revenues for 2009 were $881,298,000, or 81% of total revenues, compared with $1,095,475,000, or 81% of total revenues for 2008 and $928,834,000, or 79% of total revenues for 2007. Diesel engine services revenues for 2009 were $200,860,000, or 19% of total revenues, compared with $264,679,000, or 19% of total revenues for 2008 and $243,791,000, or 21% of total revenues for 2007.

As a result of the lower demand in both the marine transportation and diesel engine services segments, the Company took specific steps to reduce overhead and lower expenditures during the 2009 first and fourth quarters and 2010 first quarter. During the 2009 first quarter, the shore staffs of the marine transportation and diesel engine services segments were reduced by approximately 6% through early retirement incentives and staff reductions and this resulted in a charge of $3,953,000 before taxes, or $.05 per share. This staff reduction is expected to achieve an annual savings of approximately $7,000,000.

A charge of $4,800,000 before taxes, or $.05 per share, was taken in the 2009 fourth quarter and an estimated charge of $3,900,000 before taxes, or $.04 per share will be taken in the 2010 first quarter for additional shore staff reductions. The 2009 fourth quarter and 2010 first quarter charges will result in an additional reduction of 7% in the shore staffs of the marine transportation and diesel engine services segments. This is expected to result in an annual savings of approximately $8,700,000. As of January 31, 2010, the shore staffs of the marine transportation segment, including shore tankering services, and the diesel engine services segment were down 21% compared with the Company’s peak headcount in October 2008 due to early retirement incentives, staff reductions and employee attrition. Employee attrition since October 2008 is expected to result in an annual savings of approximately $11,200,000.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of December 31, 2009, the Company operated 863 active inland tank barges, with a total capacity of 16.7 million barrels, compared with 914 active inland tank barges at December 31, 2008, with a total capacity of 17.5 million barrels. The Company operated 213 active inland towing vessels at February 26, 2010, an average of 220 during 2009 and 256 during 2008. The Company owns and operates four offshore dry-bulk barge and tug units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey, which transports cargo containers and project cargoes by barge on the United States inland waterway system.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2009 (dollars in thousands):

			% Change		% Change
			2008 to		2007 to
	2009	2008	2009	2007	2008

Marine transportation revenues	$881,298	$1,095,475	(20)%	$928,834	18%

Costs and expenses:
Costs of sales and operating expenses	494,139	657,078	(25)	562,769	17
Selling, general and administrative	80,897	96,960	(17)	82,454	18
Taxes, other than on income	10,587	12,034	(12)	12,188	(1)
Depreciation and amortization	87,589	84,537	4	75,311	12

	673,212	850,609	(21)	732,722	16

Operating income	$208,086	$244,866	(15)%	$196,112	25%

Operating margins	23.6%	22.4%		21.1%

2009 Compared with 2008

Marine Transportation Revenues

Marine transportation revenues for 2009 decreased 20% compared with 2008, reflecting lower petrochemical, black oil products, refined petroleum products and agricultural chemical demand, driven by the current United States and global economic recession. The lower demand levels in all four marine transportation markets resulted in lower tank barge utilization levels industry wide that led to increased downward pressure on term contract and spot contract pricing over the last nine months of 2009. In addition, approximately 37% of the decrease in marine transportation revenues in 2009 compared with 2008 was due to negative term contract diesel fuel price escalation adjustments associated with the pass through of diesel fuel to customers through fuel escalation and de-escalation clauses in term contracts.

The petrochemical market, the Company’s largest market, contributed 68% of the marine transportation revenue for 2009. During 2009, petrochemical transportation demand was soft, driven by the deteriorating economic environment, with demand levels well below 2008 levels. Movements of more finished petrochemical products to the Midwest improved modestly during the 2009 second and third quarters compared with the 2009 first and 2008 fourth quarters, when significant destocking of inventories occurred. The Gulf Intracoastal Waterway petrochemical demand for the 2009 second and third quarters stabilized when compared with the 2009 first quarter. The black oil products market, which contributed 19% of 2009 marine transportation revenue, and the refined products market, which contributed 9% of 2009 marine transportation revenue, also stabilized during the 2009 second and third quarters but remained well below prior year levels. Fourth quarter demand levels in the petrochemical, black oil products and refined products markets were slightly weaker when compared with the 2009 third quarter. The agricultural chemical market, which contributed 4% of 2009 marine transportation revenue, was weak throughout the year due to high Midwest inventory levels, fueled by heavy rain events which reduced the farmer’s ability to apply fertilizer.

For 2009, the marine transportation segment incurred 5,201 delay days, 37% less than 2008 delay days of 8,267. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions and other navigational factors. The 2009 delay days reflected milder winter weather conditions and more normal water levels compared with 2008 that experienced ice and high water conditions in the Midwest throughout the 2008 first quarter, high water conditions throughout the Mississippi River System during the majority of the 2008 second quarter and Hurricanes Gustav and Ike during the 2008 third quarter. The lower 2009 delay days led to a reduction of operating expenses compared with 2008 and helped offset some of the financial impact of the lower demand levels.

During the 2009 first nine months, approximately 80% of marine transportation revenues were under term contracts and 20% were spot contract revenues. During the 2009 fourth quarter, the term contract portion of marine transportation revenues declined to 75% as certain customers switched to spot contracts when their term contracts expired. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 56% of the revenues under term contracts during 2009 and 2008. The 75% to 80% term contract and 20% to 25% spot contract mix provides the Company with a predictable revenue stream. Rates on term contracts, net of fuel, renewed during the 2009 first quarter were generally renewed at existing rates and in some cases rates were traded for longer terms, while 2009 second, third and fourth quarter contract renewals declined in the zero to 8%, 7% to 15% and 7% to 15% range, respectively, when compared with the corresponding quarters of 2008. Spot contract rates for 2009, which include the cost of fuel, decreased an average of 3% to 4% in the first quarter, 10% to 15% in second quarter, 10% to 20% in the third quarter and 20% to 30% in the fourth quarter when compared with the corresponding quarters of 2008. In 2009, the Company estimates that approximately 40% to 50% of the spot contract rate decreases were fuel related. All marine transportation term contracts contain fuel escalation clauses designed to recover additional fuel costs when fuel prices rise and rebate fuel costs when prices decline. However, there is generally a 30 to 90 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel. Effective January 1, 2009, escalators for labor and the producer price index on a number of multi-year contracts increased rates on those contracts by 4% to 5%.

Marine Transportation Costs and Expenses

Costs and expenses for 2009 decreased 21% compared with 2008, primarily reflecting the lower costs and expenses associated with decreased marine transportation demand, lower towboat requirements and lower diesel fuel prices. The 2009 year included a $2,527,000 charge applicable to the marine transportation segment for early retirements and staff reductions in the first quarter and a $3,523,000 charge for staff reductions in the fourth quarter. More favorable weather and operating conditions during 2009 compared with 2008 also reduced operating expenses.

Costs of sales and operating expenses for 2009 decreased 25% compared with 2008, reflecting lower expenses associated with the decreased demand and more favorable weather operating conditions, fewer towboats operated, lower insurance claims losses and the positive impact of enhanced cost saving and efficiency initiatives. The significantly lower price of diesel fuel and less consumption, resulted in lower fuel costs during 2009.

The marine transportation segment operated an average of 220 towboats during 2009, of which an average of 56 were chartered, compared with 256 during 2008, of which an average of 84 were chartered. Since the fourth quarter of 2008 and continuing throughout 2009, as demand weakened the Company released chartered towboats and laid up Company owned towboats in an effort to balance horsepower needs with volume demand. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During 2009, the Company consumed 41.8 million gallons of diesel fuel compared to 48.5 million gallons consumed during 2008. The lower fuel consumption was a reflection of weaker demand in all four of the segment’s marine transportation markets and the use of more fuel efficient engines in the towboats. The average price per gallon of diesel fuel consumed during 2009 was $1.72, a decrease of 46% compared with $3.21 per gallon for 2008. Fuel escalation clauses are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for 2009 decreased 17% compared with 2008. The decrease primarily reflected lower employee incentive compensation accruals, the cost savings of the 2009 first quarter early retirements and staff reductions, and a lower provision for doubtful accounts, partially offset by the 2009 first and fourth quarter charges for early retirements and staff reductions.

Taxes, other than on income, for 2009 decreased 12% compared with 2008, primarily the reflection of lower waterway user taxes from reduced mileage associated with the weaker demand on taxable waterways and lower property taxes.

Depreciation and amortization for 2009 increased 4% compared with 2008. The increase was primarily attributable to increased capital expenditures, including new tank barges and towboats.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for 2009 decreased 15% compared with 2008, reflecting lower demand in all four of the marine transportation segment’s markets and the 2009 first and fourth quarters charge for early retirements and staff reductions. In addition, 2008 included the loss of revenue and additional operating expenses associated with Hurricanes Gustav and Ike. Despite the lower demand and first and fourth quarter charges, the operating margin increased to 23.6% for 2009 compared with 22.4% for 2008. The higher margin for 2009 reflected lower fuel costs, lower shoreside headcount, reduction of towboats operated, reduced maintenance on laid up equipment, lower insurance claims losses, more efficient operations at lower utilization rates, the January 1, 2009 escalators on numerous multi-year contracts, a lower provision for doubtful accounts, ongoing cost reduction and efficiency initiatives and favorable 2009 operating conditions.

2008 Compared with 2007

Marine Transportation Revenues

Marine transportation revenues for 2008 increased 18% compared with 2007, reflecting continued strong demand in the majority of its markets through the first nine months, the recovery of higher diesel fuel costs, the increased equipment on time charters, 2007 and 2008 term contract and spot contract rate increases, and labor and producer price index escalators effective January 1, 2008 on multi-year contracts. Demand for the upriver movements of petrochemicals weakened during the 2008 fourth quarter. The 2008 third quarter was negatively impacted by Hurricanes Gustav and Ike, more fully described above.

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

During 2008, approximately 80% of marine transportation revenues were under term contracts and 20% were spot contract revenues, compared with a 75% term contract and 25% spot contract mix for the 2007 first half and 80% contract and 20% spot contract mix for the 2007 second half. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, averaged 56% of the revenues under term contracts during 2008. The increase during 2008 in the term contract percentage was attributable to heavier demand for marine transportation services by the Company’s term contract customers. The 80% term contract and 20% spot contract mix provides the Company with a predictable revenue stream while maintaining spot contract exposure to take advantage of new business opportunities and existing customers’ peak demands. Rates on term contract renewals, net of fuel, increased during 2008 in the 8% to 11% average range, primarily the result of continued strong industry demand and high utilization of tank barges, when compared with 2007. Spot contract rates, which include fuel, increased in the 8% to 15% range for 2008 when compared with 2007. Effective January 1, 2008, escalators for labor and the producer price index on a number of multi-year contracts increased rates on those contracts by 5% to 6%.

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

During 2008, the Company consumed 48.5 million gallons of diesel fuel compared with 53.5 million gallons consumed during 2007. The lower fuel consumption was a reflection of the use of more fuel efficient engines in the towboats, less petrochemical, refined products and agricultural chemical movements into the Midwest from the Gulf Coast, as discussed above, and less activity along the Gulf Coast in preparation for, during and after Hurricanes Gustav and Ike. The average price per gallon of diesel fuel consumed during 2008 was $3.21, an increase of 53% compared with $2.10 per gallon for 2007. Fuel escalation clauses are designed to recover additional fuel costs when fuel prices rise and rebate fuel costs when prices decline; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

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

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for 2008 increased 25% compared with 2007. The marine transportation operating margin for 2008 was 22.4% compared with 21.1% for 2007. Strong demand in the majority of the segment’s markets through the first nine months of 2008, higher term contract and spot contract pricing, the January 1, 2008 escalators on numerous multi-year contracts, operating efficiencies from continued improvement in vessel crewing and the increased percentage of time charters which protects revenues from navigational and weather delays and temporary market declines, had a positive impact on the operating income and operating margin. Partially offsetting these positive factors was the loss of revenue and additional operating expenses associated with Hurricanes Gustav and Ike. During the 2008 fourth quarter, demand for upriver movements of petrochemicals weakened and the allowance for doubtful accounts was increased, partially offset by a reduction in the number of charter boats operated and lower diesel fuel prices.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2009 (dollars in thousands):

			% Change		% Change
			2008 to		2007 to
	2009	2008	2009	2007	2008

Diesel engine services revenues	$200,860	$264,679	(24)%	$243,791	9%

Costs and expenses:
Costs of sales and operating expenses	143,694	186,232	(23)	172,658	8
Selling, general and administrative	30,440	33,014	(8)	28,196	17
Taxes, other than on income	1,474	1,016	45	856	19
Depreciation and amortization	4,247	4,830	(12)	4,133	17

	179,855	225,092	(20)	205,843	9

Operating income	$21,005	$39,587	(47)%	$37,948	4%

Operating margins	10.5%	15.0%		15.6%

2009 Compared with 2008

Diesel Engine Services Revenues

Diesel engine services revenues for 2009 decreased 24% compared 2008, reflecting the lower demand levels for service and direct parts sales in the medium-speed and high-speed diesel engine markets as Gulf Coast oil service customers and Gulf Intracoastal Waterway and Mississippi River inland marine customers deferred maintenance in response to the economic slowdown. The medium-speed railroad parts and service revenues were also weak as industrial and shortline railroad customers deferred maintenance in response to lower railroad traffic. The medium-speed power generation revenues benefited from several engine-generator set upgrades and direct parts sales in the 2009 first half, but revenues decreased in the 2009 second half. The East Coast marine revenues benefited from engine overhaul projects in the 2009 first quarter and the international offshore oil services market was stronger during the 2009 second quarter.

Diesel Engine Services Costs and Expenses

Costs and expenses for 2009 decreased 20% compared with 2008, reflecting lower service and direct parts sales across all three of the diesel engine services markets. Partially offsetting the decrease in 2009 were the increased costs and expenses attributable to Lake Charles Diesel, acquired in June 2008 and a $1,426,000 charge in the 2009 first quarter for early retirements and staff reductions and a $916,000 charge in the 2009 fourth quarter for staff reductions applicable to the diesel engine services segment.

Cost of sales and operating expenses for 2009 decreased 23% compared with 2008, reflecting the lower service and direct parts sales activity noted above, with the 2009 decrease being partially offset by $795,000 of 2009 first and fourth quarter early retirements and staff reduction charges.

Selling, general and administrative expenses for 2009 decreased 8% compared with 2008, reflecting the cost savings of the 2009 first and fourth quarter early retirements and staff reductions and lower employee incentive compensation accruals, partially offset by the early retirements and staff reduction charges of $1,547,000.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for 2009 decreased 47% compared with 2008, primarily reflecting the soft medium-speed and high-speed Gulf Coast oil services and inland marine markets, and the 2009 first and fourth quarter early retirements and staff reductions charges noted above. The operating margin for 2009 was 10.5% compared with 15.0% for 2008, reflecting lower service levels and direct parts sales and resulting lower labor utilization, and the first and fourth quarter charges for early retirements and staff reductions.

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

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for 2008 increased 4% compared with 2007, primarily reflecting strong medium-speed service activity and direct parts sales in the majority of its markets and high labor utilization in its medium-speed market through the 2008 first nine months, and higher service rates and parts pricing implemented during 2008, partially offset by softness in its medium-speed market in the 2008 fourth quarter and continued softness throughout 2008 in its Gulf Coast high-speed market, primarily the Gulf Coast oil services market, and the negative impact of Hurricane Gustav as noted above. The diesel engine services operating margin for 2008 was 15.0%, a slight decrease when compared with 15.6% for 2007. The decrease reflected softness throughout 2008 in the Gulf Coast oil services sector of the high-speed market and resulting lower labor utilization, partially offset by continued strong demand, high labor utilization and stronger pricing for the first nine months of 2008 in the medium-speed markets. The medium-speed market slowed in the 2008 fourth quarter, primarily in the power generation and railroad markets, and a higher percentage of its revenues were from lower margin engine and equipment sales.

General Corporate Expenses

General corporate expenses for 2009, 2008 and 2007 were $12,239,000, $14,099,000 and $12,889,000 respectively. The 13% decrease for 2009 compared with 2008 primarily reflected lower employee incentive compensation accruals, partially offset by a 2009 fourth quarter charge for staff reductions of $361,000. The 9% increase for 2008 compared with 2007 reflected increases in salaries and related expenses effective January 1, 2008, higher legal and professional fees and higher employee incentive compensation accruals.

Impairment of Goodwill

During the 2009 fourth quarter, the Company took a $1,901,000 charge for the partial impairment of the goodwill recorded for Osprey. The partial impairment reflected the reduced profitability outlook of the container-on-barge operations due to the current economic environment.

Gain (Loss) on Disposition of Assets

The Company reported a net gain on disposition of assets of $1,079,000 and $142,000 in 2009 and 2008, respectively, and a net loss on disposition of assets of $383,000 in 2007. The net gains and loss were predominantly from the sale of retired marine equipment.

Other Income and Expenses

The following table sets forth equity in earnings of affiliates, other expense, noncontrolling interests and interest expense for the three years ended December 31, 2009 (dollars in thousands):

			% Change		% Change
			2008 to		2007 to
	2009	2008	2009	2007	2008

Equity in earnings of affiliates	$874	$134	552%	$266	(50)%
Other expense	(266)	(649)	(59)%	(221)	194%
Noncontrolling interests	(1,597)	(1,305)	22%	(717)	82%
Interest expense	(11,080)	(14,064)	(21)%	(20,284)	(31)%

Equity in Earnings of Affiliates

Equity in earnings of affiliates consists primarily of the Company’s 50% ownership of a barge fleeting operation.

Interest Expense

Interest expense for 2009 decreased 21% compared with 2008 and 2008 interest expense decreased 31% compared with 2007, primarily the result of lower average debt levels. During 2009, 2008 and 2007, the average debt and average interest rate, including the effect of interest rate collar and swaps, were $215,500,000 and 5.1%, $278,843,000 and 5.0%, and $344,296,000 and 5.9%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of December 31, 2009 were $1,635,963,000 compared with $1,526,098,000 at December 31, 2008 and $1,430,475,000 as of December 31, 2007. The following table sets forth the significant components of the balance sheet as of December 31, 2009 compared with 2008 and 2008 compared with 2007 (dollars in thousands):

			% Change		% Change
			2008 to		2007 to
	2009	2008	2009	2007	2008

Assets:
Current assets	$300,097	$279,511	7%	$267,343	5%
Property and equipment, net	1,085,057	990,932	9	906,098	9
Investment in affiliates	3,052	2,056	48	1,921	7
Goodwill, net	228,873	230,774	(1)	229,292	1
Other assets	18,884	22,825	(17)	25,821	(12)

	$1,635,963	$1,526,098	7%	$1,430,475	7%

Liabilities and stockholders’ equity:
Current liabilities	$137,104	$173,066	(21)%	$191,420	(10)%
Long-term debt-less current portion	200,204	246,064	(19)	296,015	(17)
Deferred income taxes	200,397	145,568	38	130,899	11
Other long-term liabilities	42,163	67,845	(38)	39,334	72
Total equity	1,056,095	893,555	18	772,807	16

	$1,635,963	$1,526,098	7%	$1,430,475	7%

2009 Compared with 2008

Current assets as of December 31, 2009 increased 7% compared with December 31, 2008, primarily reflecting the significant increase in cash and cash equivalents to $97,836,000 as of December 31, 2009 compared with $8,647,000 as of December 31, 2008. Partially offsetting the overall increase was a 29% decrease in trade accounts receivable due to lower marine transportation and diesel engine services revenues related to lower business activity levels. In addition, inventory-finished goods decreased 18% from lower activities in both the medium-speed and high-speed diesel engine services segment in 2009.

Property and equipment, net of accumulated depreciation, at December 31, 2009 increased 9% compared with December 31, 2008. The increase reflected $192,660,000 of capital expenditures for 2009, more fully described under Capital Expenditures below, less $91,292,000 of depreciation expense for 2009 and $7,243,000 of property disposals during 2009.

Current liabilities as of December 31, 2009 decreased 21% compared with December 31, 2008. Accounts payable decreased 33%, a reflection of the declining business activity during 2009 in both the marine transportation and diesel engine services segments. Accrued liabilities decreased 18%, primarily from the payment during 2009 of higher employee incentive compensation accrued during 2008, lower employee incentive compensation bonuses accrued during 2009, and lower marine insurance claims.

Long-term debt, less current portion, as of December 31, 2009 decreased 19% compared with December 31, 2008. During 2009, the Company had net cash provided by operating activities of $319,885,000, proceeds from the exercise of stock options of $2,774,000 and proceeds from the disposition of assets of $7,388,000, partially offset by capital expenditures of $192,660,000 and treasury stock purchases of $657,000. As of December 31, 2009, the Company had no outstanding balance under its $250,000,000 revolving credit facility.

Deferred income taxes as of December 31, 2009 increased 38% compared with December 31, 2008. The increase was primarily due to the 2009 deferred tax provision of $42,424,000, which included bonus tax depreciation on qualifying expenditures under the American Recovery and Reinvestment Act of 2009.

Other long-term liabilities as of December 31, 2009 decreased 38% compared with December 31, 2008, primarily reflecting decreased pension plan accruals and the recording of a $5,199,000 decrease in the fair value of interest swap agreements, more fully described under Fair Value of Derivative Instruments below.

Total equity as of December 31, 2009 increased 18% compared with December 31, 2008. The increase was the result of $125,941,000 of net earnings attributable to Kirby for 2009, a $7,884,000 decrease in treasury stock and an increase of $24,579,000 in accumulated other comprehensive income. The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock, partially offset by the purchase during 2009 of $657,000 of Company common stock. The increase in accumulated other comprehensive income primarily resulted from the net change in fair value of interest rate swap agreements, net of taxes, more fully described under Fair Value of Derivative Instruments below, and the decrease in unrecognized losses related to the Company’s defined benefit plans.

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

Other long-term liabilities as of December 31, 2008 increased 72% compared with December 31, 2007, primarily reflecting increased pension plan accruals and the recording of a $14,204,000 increase in the fair value of the interest rate swap agreements, more fully described under Fair Value of Derivative Instruments below.

Total equity as of December 31, 2008 increased 16% compared with December 31, 2007. The increase was the result of $157,168,000 of net earnings attributable to Kirby for 2008, an increase in additional paid-in capital of $13,735,000, a decrease of $32,525,000 in accumulated other comprehensive income, partially offset by an increase in treasury stock of $17,720,000. The increase in additional paid-in capital was attributable to the exercise of stock options and the issuance of restricted stock. The decrease in accumulated other comprehensive income primarily resulted from the net change in fair value of interest rate collar and swap agreements, net of taxes, more fully described under Fair Value of Derivative Instruments below, and the increase in unrecognized losses related to the Company’s defined benefit plans. The increase in treasury stock was attributable to the purchase during 2008 of $33,377,000 of Company common stock, partially offset by the exercise of stock options and the issuance of restricted stock during 2008.

Retirement Plans

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities. The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation basis (“ABO”) at the end of the fiscal year. No pension contribution was made in 2009 for the 2009 year as funding of the pension plan’s ABO was 107% at December 31, 2009. The Company elected to fund its 2008 pension contribution in accordance with the Pension Protection Act of 2006 (“PPA”) to be approximately fully funded on a PPA basis instead of the higher amount as determined by the ABO due to uncertainty in the economic and credit market environment in December 2008. The Company’s contribution of $32,000,000 in December 2008 resulted in funding 91% of the pension plan’s ABO at December 31, 2008. The fair value of plan assets was $126,490,000 and $99,722,000 at December 31, 2009 and December 31, 2008, respectively.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company assumed that plan assets would generate a long-term rate of return of 7.5% in 2009 and 8.0% in 2008. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants and comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

Long-Term Financing

The Company has a $250,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank, with a maturity date of June 14, 2011. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. The unsecured Revolving Credit Facility has a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) that varies with the Company’s senior debt rating and the level of debt outstanding. The variable interest rate spread for 2009 was 40 basis points over LIBOR and the commitment fee and utilization fee were each .10%. At February 26, 2010, the interest rate spread was 40 basis points over LIBOR and the commitment fee and utilization fee were each .10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of December 31, 2009, the Company was in compliance with all Revolving Credit Facility covenants and had no borrowings outstanding under the Revolving Credit Facility. The average borrowings under the Revolving Credit Facility during 2009 was $14,788,000, computed by averaging the daily balance. The weighted average interest rate for 2009 was 0.9%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $1,642,000 as of December 31, 2009.

The Company has $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. As of December 31, 2009, $200,000,000 was outstanding under the Senior Notes and the average interest rate was 0.8%. The Company was in compliance with all Senior Notes covenants as of December 31, 2009.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit with a maturity date of June 30, 2010. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of December 31, 2009. Outstanding letters of credit under the Credit Line were $597,000 as of December 31, 2009.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income (“OCI”) until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on a portion of the Company’s variable rate senior notes from quarterly floating rate payments based on the LIBOR to quarterly fixed rate payments. As of December 31, 2009, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of December 31, 2009, the Company has purchased Euro call options with a 1.28 strike price in the amount of 264,090 Euros maturing on March 1, 2010 and 528,180 Euros maturing on December 1, 2010. The purchased call options are designated as cash flow hedges, therefore, the changes in fair value, to the extent the purchased call options agreements are effective, are recognized in OCI until the purchased call option expires and is recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet at December 31, 2009 and 2008 (in thousands):

Asset Derivatives	Balance Sheet Location	2009	2008

Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Prepaid expenses and other current assets	$138	$—
Foreign exchange contracts	Other assets	—	188

Total derivatives designated as hedging instruments under ASC 815		$138	$188

Total asset derivatives		$138	$188

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at December 31, 2009 and 2008 (in thousands):

Liability Derivatives	Balance Sheet Location	2009	2008

Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accrued liabilities	$—	$502
Interest rate contracts	Other long-term liabilities	15,301	20,500

Total derivatives designated as hedging instruments under ASC 815		$15,301	$21,002

Total liability derivatives		$15,301	$21,002

Fair value amounts were derived as of December 31, 2009 and 2008 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. The fair value of the Company’s derivative instruments is described in the Company’s financial statements in Note 3, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss)
	Reclassified from	Recognized in OCI on
	Accumulated OCI	Derivatives (Effective
Derivatives in ASC 815 Cash	into Income	Portion)
Flow Hedging Relationships:	(Effective Portion)	2009	2008	2007

Interest rate contracts	Interest expense	$5,701	$(14,514)	$(5,382)
Foreign exchange contracts	Cost of sales and operating expenses	(51)	73	—

Total		$5,650	$(14,441)	$(5,382)

		Amount of Gain (Loss)
		Reclassified from
		Accumulated OCI into
	Location of Gain (Loss) Reclassified from	Income (Effective
Derivatives in ASC 815 Cash	Accumulated OCI into Income	Portion)
Flow Hedging Relationships:	(Effective Portion)	2009	2008	2007

Interest rate contracts	Interest expense	$(7,356)	$(3,404)	$633
Foreign exchange contracts	Cost of sales and operating expenses	—	—	—

Total		$(7,356)	$(3,404)	$633

The Company anticipates $5,297,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $138,000 of net gains on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on the maturity dates being less than twelve months on the purchased call options.

Capital Expenditures

Capital expenditures for 2009 were $192,660,000 of which $142,384,000 was for construction of new tank barges and towboats, and $50,276,000 was primarily for upgrading of the existing marine transportation fleet. Capital expenditures for 2008 were $173,019,000 of which $89,181,000 was for construction of new tank barges and towboats, and $83,838,000 was primarily for upgrading of the existing marine transportation fleet. Capital expenditures for 2007 were $164,083,000 of which $67,898,000 was for construction of new tank barges and towboats, and $96,185,000 was primarily for upgrading of the existing marine transportation fleet. Financing of the construction of the new tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During 2009, the Company took delivery of 43 new barges and seven new chartered barges with a total capacity of 1,125,000 barrels, and four 1800 horsepower towboats. The Company projects that capital expenditures for 2010 will be in the $125,000,000 to $135,000,000 range, including approximately $60,000,000 for new tank barge and towboat construction. For 2010, new construction commitments from 2007 and 2008 orders include six barges with a total capacity of 116,000 barrels and three 1800 horsepower towboats. New construction for 2010 will also include 55 barges, with a total capacity of 665,000 barrels, ordered in late 2009 for delivery throughout 2010.

Funding for future capital expenditures and new tank barge and towboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

During 2009, the Company purchased in the open market 20,000 shares of its common stock at a total purchase price of $657,000, for an average price of $32.83. During 2008, the Company purchased in the open market 837,400 shares of its common stock at a total purchase price of $33,377,000, for an average price of $39.86. The

Company did not purchase any of its common stock during 2007. As of February 26, 2010, the Company had 1,400,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $319,885,000, $245,947,000 and $235,746,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The increase for 2009 reflected a net increase in cash flows from changes in operating assets and liabilities versus a net decrease in 2008 primarily due to a decrease in receivables in 2009 as a result of decreased revenues. In 2008, the Company experienced an increase in receivables as revenues increased due to stronger business activity levels. Also impacting 2008 was a pension contribution of $32,000,000 versus none in 2009. This was partially offset by a decrease in accounts payable due to lower business activity levels and larger incentive compensation payments in 2009 versus 2008 and smaller incentive compensation accruals during 2009 versus 2008.

The increase in 2008 versus 2007 reflected higher 2008 net earnings attributable to Kirby, higher depreciation and amortization expense attributable to the new tank barge and towboat construction and acquisitions, and a higher deferred tax provision primarily due to bonus tax depreciation on qualifying expenditures under the Economic Stimulus Act of 2008. This was partially offset by net negative cash flows resulting from changes in operating assets and liabilities in 2008 compared to net positive cash flows in 2007. The 2008 year experienced a larger increase in accounts receivables, a decrease in accounts payable reflecting the declining business levels in late 2008 compared to an increase in accounts payable during 2007 as business levels were increasing, and a pension contribution of $32,000,000 in 2008 versus none in 2007. This was partially offset by decreases in inventory during 2008 due to inventory purchases in the 2007 fourth quarter being utilized in the 2008 first quarter service projects and lower activity levels in the 2008 fourth quarter versus an increase in 2007 to support the 2008 first quarter service projects, and prepaid fuel expenses decreasing during 2008 due to falling fuel prices versus prepaid fuel expenses increasing during 2007 due to rising fuel prices.

Funds generated are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings and other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of February 25, 2010, $248,358,000 under its Revolving Credit Facility, $4,425,000 available under its Credit Line and cash and cash equivalents of $113,762,000.

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

The credit markets have been undergoing significant volatility. Many financial institutions recently experienced liquidity concerns, prompting government intervention to mitigate pressure on the credit markets. The Company’s material exposure to the current credit market crisis includes its Revolving Credit Facility, Senior Notes and counterparty performance risks related to its interest rate swap agreements.

The Revolving Credit Facility’s commitment is in the amount of $250,000,000 and expires June 14, 2011. As of December 31, 2009, the Company had $248,358,000 available under the Revolving Credit Facility. Future extensions of the Revolving Credit Facility may contain terms that are less favorable than those of the current Revolving Credit Facility should current credit market volatility be prolonged for several years. The Revolving Credit Facility also allows for an increase in the commitments from the banks from the current $250,000,000 level up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. Based on current economic conditions and credit market volatility, there is no guarantee that the participating banks would elect to increase the commitment, and if they did, the terms may be less favorable than the current Revolving Credit Facility. The Senior Notes of $200,000,000 do not mature until 2013 and require no prepayments. Bond and private placement markets have been negatively impacted by the worldwide credit crisis, which has resulted in more restrictive access by issuers and higher costs. While the Company currently has no plans to access the bond market, should the Company decide to do so in the near term, the terms, size and cost of a new debt issue could be less favorable.

Current market conditions also elevate the concern over counterparty risks related to the Company’s interest rate swap agreements used to hedge the Company’s exposure to fluctuating interest rates. The counterparties to these contracts are large multinational banks. The Company may not realize the benefit of some of its hedges should one of these financial counterparties not perform.

There are numerous factors that may negatively impact the Company’s cash flow in 2010. For a list of significant risks and uncertainties that could impact cash flows, see Note 12, Contingencies and Commitments in the financial statements. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt in the financial statements.

On January 23, 2010, the Company was involved in an incident in the Port Arthur, Texas area which resulted in an oil spill that closed the Gulf Intracoastal Waterway. The incident involved a collision between a ship, the S/S Eagle Otome, and a Company owned towboat and two tank barges. The ship is not owned by the Company. The incident occurred as the S/S Eagle Otome struck a ship moored at the dock of the Port of Port Arthur prior to striking the Company’s towboat and two tank barges. One of the Company’s tank barges sustained damage as a result of the impact but no cargo spilled from any of the Company’s vessels and none of the Company’s employees were injured. The impact did cause a breach in the S/S Eagle Otome’s cargo tank which resulted in a spill of an estimated 11,000 barrels of crude oil. Various government agencies are investigating the cause of the ship’s deviation from its navigational course. There are also various pending legal proceedings for alleged personal injuries that have been filed against the ship and its owner. Based on the information developed to date, the Company believes that it was not at fault and has adequate insurance coverage in the event and to the extent it is found to be liable.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $28,175,000 at December 31, 2009, including $5,567,000 in letters of credit and debt guarantees, and $22,608,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

During the last three years, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel as noted above, can be passed through to its customers. Spot contract rates include the cost of fuel and are subject to market volatility. The repair portion of the diesel engine services segment is based on prevailing current market rates.

Contractual Obligations

The contractual obligations of the Company and its subsidiaries at December 31, 2009 consisted of the following (in thousands):

	Payments Due By Period
		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Long-term debt	$200,239	$35	$204	$200,000	$—
Non-cancelable operating leases — tank barges	34,810	7,593	13,314	10,019	3,884
Non-cancelable operating leases — towboats	105,878	55,321	43,439	7,118	—
Non-cancelable operating leases — land, buildings and equipment	26,297	4,291	6,892	6,093	9,021
Tank barge and towboat construction contracts	60,000	60,000	—	—	—

	$427,224	$127,240	$63,849	$223,230	$12,905

The majority of the towboat charter agreements are for terms of one year or less. The Company’s towboat rental agreements provide the Company with the option to terminate most agreements with notice ranging from seven to 90 days. The Company estimates that 80% of the charter rental cost is related to towboat crew costs, maintenance and insurance.

Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 was effective for interim and annual periods ending after September 15, 2009. Under SFAS No. 168, the FASB Accounting Standards Codification (the “Codification” or “ASC”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards at September 15, 2009. All other nongrandfathered non-SEC accounting literature not included in the Codification has become nonauthoritative. SFAS No. 168 has been incorporated in ASC 105, “Generally Accepted Accounting Principles”. The Company adopted SFAS No. 168 in the third quarter of 2009 with no effect on the Company’s consolidated financial statements except for the change in the referencing of financial accounting standards.

The Company adopted a new accounting standard included in ASC 805, “Business Combinations” (formerly SFAS No. 141(R), “Business Combinations”) for business combinations beginning in the Company’s fiscal year ending December 31, 2009. This standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This standard also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. As the Company completed no business acquisitions during 2009, the adoption as of January 1, 2009 had no effect on the Company’s consolidated financial statements.

The Company adopted ASC 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”) effective January 1, 2009. This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Beginning January 1, 2009, the Company has applied the provisions of this standard to its accounting for noncontrolling interests and its financial statement disclosures. The presentation and disclosure provisions of this standard have been applied to all periods presented in the consolidated financial statements.

The Company adopted the provisions of ASC 820-10, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, “Fair Value Measurements”) with respect to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), effective January 1, 2009. The adoption of ASC 820-10 in the first quarter of 2009 did not have an impact on the Company’s consolidated financial statements except that the Company has applied these provisions to its financial statement disclosures.

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

The Company adopted a new accounting standard included in ASC 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted this standard in the second quarter of 2009 and has evaluated subsequent events through February 26, 2010, the time of filing of these financial statements with the SEC.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would have no impact on the 2010 interest expense based on balances outstanding at December 31, 2009 as the Company’s outstanding debt is approximately 100% hedged by interest rate swaps, and would change the fair value of the Company’s debt by less than 1%.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on a portion of the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. As of December 31, 2009, the Company had a total notional amount of

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

As of December 31, 2009, the Company has purchased Euro call options with a 1.28 strike price in the amount of 264,090 Euros maturing on March 1, 2010 and 528,180 Euros maturing on December 1, 2010. The purchased call options are designated as cash flow hedges, therefore, the changes in fair value, to the extent the purchased call options agreements are effective, are recognized in OCI until the purchased call option expires and is recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet at December 31, 2009 and 2008 (in thousands):

Asset Derivatives	Balance Sheet Location	2009	2008

Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Prepaid expenses and other current assets	$138	$—
Foreign exchange contracts	Other assets	—	188

Total derivatives designated as hedging instruments under ASC 815		$138	$188

Total asset derivatives		$138	$188

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at December 31, 2009 and 2008 (in thousands):

Liability Derivatives	Balance Sheet Location	2009	2008

Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accrued liabilities	$—	502
Interest rate contracts	Other long-term liabilities	15,301	20,500

Total derivatives designated as hedging instruments under ASC 815		$15,301	$21,002

Total liability derivatives		$15,301	$21,002

Fair value amounts were derived as of December 31, 2009 and 2008 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. The fair value of the Company’s derivative instruments is described in the Company’s Financial statements in Note 3, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss)
	Reclassified from	Recognized in OCI on
	Accumulated OCI	Derivatives (Effective
Derivatives in ASC 815 Cash	into Income	Portion)
Flow Hedging Relationships:	(Effective Portion)	2009	2008	2007

Interest rate contracts	Interest expense	$5,701	$(14,514)	$(5,382)
Foreign exchange contracts	Cost of sales and operating expenses	(51)	73	—

Total		$5,650	$(14,441)	$(5,382)

		Amount of Gain (Loss)
		Reclassified from
		Accumulated OCI
	Location of Gain (Loss)	into Income
	Reclassified from Accumulated	(Effective
Derivatives in ASC 815 Cash	OCI into Income	Portion)
Flow Hedging Relationships:	(Effective Portion)	2009	2008	2007

Interest rate contracts	Interest expense	$(7,356)	$(3,404)	$633
Foreign exchange contracts	Cost of sales and operating expenses	—	—	—

Total		$(7,356)	$(3,404)	$633

The Company anticipates $5,297,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $138,000 of net gains on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on the maturity dates being less than twelve months on the purchased call options.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report (see Item 15, page 85).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2009, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report which is included herein.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10 Through 14.

The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2009, except for the information regarding executive officers which is provided under Item 1.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kirby Corporation:

We have audited Kirby Corporation and consolidated subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kirby Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kirby Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston, Texas
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kirby Corporation:

We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kirby Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Houston, Texas
February 26, 2010

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
	($ in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$97,836	$8,647
Accounts receivable:
Trade — less allowance for doubtful accounts of $4,532 ($8,878 in 2008)	132,660	187,210
Other	7,379	12,976
Inventory — finished goods, at lower of average cost or market	39,793	48,518
Prepaid expenses and other current assets	14,963	12,163
Deferred income taxes	7,466	9,997

Total current assets	300,097	279,511

Property and equipment:
Marine transportation equipment	1,654,799	1,550,547
Land, buildings and equipment	117,560	105,028

	1,772,359	1,655,575
Accumulated depreciation	687,302	664,643

Property and equipment — net	1,085,057	990,932

Investment in affiliates	3,052	2,056
Goodwill — net	228,873	230,774
Other assets	18,884	22,825

Total assets	$1,635,963	$1,526,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$35	$1,243
Income taxes payable	5,210	4,755
Accounts payable	52,091	78,020
Accrued liabilities:
Interest	934	1,008
Insurance premiums and claims	23,744	25,796
Employee compensation	24,860	36,957
Taxes — other than on income	5,293	7,300
Other	12,640	10,981
Deferred revenues	12,297	7,006

Total current liabilities	137,104	173,066

Long-term debt — less current portion	200,204	246,064
Deferred income taxes	200,397	145,568
Other long-term liabilities	42,163	67,845

Total long-term liabilities	442,764	459,477

Contingencies and commitments	—	—
Equity:
Kirby stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 57,337,000 shares	5,734	5,734
Additional paid-in capital	229,724	225,718
Accumulated other comprehensive income — net	(30,468)	(55,047)
Retained earnings	930,366	804,425
Treasury stock — at cost, 3,500,000 shares in 2009 and 3,848,000 in 2008	(82,893)	(90,777)

Total Kirby stockholders’ equity	1,052,463	890,053
Noncontrolling interests	3,632	3,502

Total equity	1,056,095	893,555

Total liabilities and equity	$1,635,963	$1,526,098

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	($ in thousands,
	except per share amounts)

Revenues:
Marine transportation	$881,298	$1,095,475	$928,834
Diesel engine services	200,860	264,679	243,791

Total revenues	1,082,158	1,360,154	1,172,625

Costs and expenses:
Costs of sales and operating expenses	637,833	843,310	735,427
Selling, general and administrative	121,401	142,171	121,952
Taxes, other than on income	12,104	13,120	13,159
Depreciation and amortization	93,968	91,199	80,916
Impairment of goodwill	1,901	—	—
Loss (gain) on disposition of assets	(1,079)	(142)	383

Total costs and expenses	866,128	1,089,658	951,837

Operating income	216,030	270,496	220,788
Equity in earnings of affiliates	874	134	266
Other expense	(266)	(649)	(221)
Interest expense	(11,080)	(14,064)	(20,284)

Earnings before taxes on income	205,558	255,917	200,549
Provision for taxes on income	(78,020)	(97,444)	(76,491)

Net earnings	127,538	158,473	$124,058
Less: Net earnings attributable to noncontrolling interests	(1,597)	(1,305)	(717)

Net earnings attributable to Kirby	$125,941	$157,168	$123,341

Net earnings per share attributable to Kirby common stockholders:
Basic	$2.34	$2.92	$2.31
Diluted	$2.34	$2.91	$2.29

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	($ in thousands)

Common stock:
Balance at beginning and end of year	$5,734	$5,734	$5,734

Additional paid-in capital:
Balance at beginning of year	$225,718	$211,983	$208,032
Excess (deficit) of proceeds received upon exercise of stock options and issuance of restricted stock over cost of treasury stock issued	(349)	3,879	746
Tax benefit realized from equity compensation plans	1,013	8,930	2,995
Issuance of restricted stock, net of forfeitures	(6,513)	(8,332)	(6,133)
Amortization of unearned compensation	9,855	9,258	6,343

Balance at end of year	$229,724	$225,718	$211,983

Accumulated other comprehensive income:
Balance at beginning of year	$(55,047)	$(22,522)	$(23,087)
Change in defined benefit plans’ minimum liabilities, net of taxes ($(12,962) in 2009, $14,344 in 2008 and $(2,600) in 2007)	20,903	(23,134)	4,063
Change in fair value of derivative financial instruments, net of taxes ($(1,974) in 2009, $5,049 in 2008 and $1,884 in 2007)	3,676	(9,391)	(3,498)

Balance at end of year	$(30,468)	$(55,047)	$(22,522)

Retained earnings:
Balance at beginning of year	$804,425	$647,692	$524,351
Net earnings attributable to Kirby for the year	125,941	157,168	123,341
Adjustment to initially apply ASC 715-10, net of taxes of $270	—	(435)	—

Balance at end of year	$930,366	$804,425	$647,692

Treasury stock:
Balance at beginning of year	$(90,777)	$(73,057)	$(83,035)
Purchase of treasury stock (20,000 in 2009 and 837,000 shares in 2008)	(657)	(33,377)	—
Cost of treasury stock issued upon exercise of stock options and issuance of restricted stock (368,000 in 2009, 795,000 in 2008 and 548,000 in 2007)	8,541	15,657	9,978

Balance at end of year	$(82,893)	$(90,777)	$(73,057)

Noncontrolling interests:
Balance at beginning of year	$3,502	$2,978	$3,019
Net earnings attributable to noncontrolling interests	1,597	1,305	717
Return of investment to noncontrolling interests	(1,782)	(894)	(1,333)
Proceeds from noncontrolling interest investments	315	113	575

Balance at the end of year	$3,632	$3,502	$2,978

Comprehensive income:
Net earnings attributable to Kirby for the year	$125,941	$157,168	$123,341
Other comprehensive income (loss), net of taxes ($(14,936) in 2009, $19,393 in 2008 and $(716) in 2007)	24,579	(32,525)	565

Total comprehensive income	$150,520	$124,643	$123,906

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	($ in thousands)

Cash flows from operating activities:
Net earnings	$127,538	$158,473	$124,058
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	93,968	91,199	80,916
Provision (credit) for doubtful accounts	(1,104)	7,799	85
Provision for deferred income taxes	42,424	34,280	1,653
Loss (gain) on disposition of assets	(1,079)	(142)	383
Equity in earnings of affiliates, net of distributions	(874)	(134)	395
Amortization of unearned compensation	9,855	9,258	6,343
Impairment of goodwill	1,901	—	—
Other	(104)	65	108
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	59,083	(21,277)	1,868
Inventory	8,724	6,208	(9,335)
Other assets	(1,585)	7,053	(1,198)
Income taxes payable	3,557	(7,530)	8,614
Accounts payable	(25,929)	(22,888)	11,742
Accrued and other liabilities	3,510	(16,417)	10,114

Net cash provided by operating activities	319,885	245,947	235,746

Cash flows from investing activities:
Capital expenditures	(192,660)	(173,019)	(164,083)
Acquisitions of businesses and marine equipment, net of cash acquired	—	(5,480)	(67,185)
Proceeds from disposition of assets	7,388	1,978	3,417
Other	—	—	(52)

Net cash used in investing activities	(185,272)	(176,521)	(227,903)

Cash flows from financing activities:
Payments on bank credit facilities, net	(46,000)	(49,050)	(12,350)
Payments on long-term debt, net	(1,087)	(1,091)	(984)
Return of investment to noncontrolling interests	(1,782)	(894)	(1,333)
Proceeds from noncontrolling interest investments	315	113	575
Proceeds from exercise of stock options	2,774	12,888	5,718
Purchase of treasury stock	(657)	(33,377)	—
Excess tax benefit from equity compensation plans	1,013	5,515	2,995

Net cash used in financing activities	(45,424)	(65,896)	(5,379)

Increase in cash and cash equivalents	89,189	3,530	2,464
Cash and cash equivalents, beginning of year	8,647	5,117	2,653

Cash and cash equivalents, end of year	$97,836	$8,647	$5,117

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$10,899	$14,002	$20,171
Income taxes	$31,005	$65,180	$63,341
Noncash investing activity:
Disposition of assets for receivables	$934	$—	$—
Cash acquired in acquisition	$—	$—	$10
Debt assumed in acquisition	$—	$—	$245

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

Accounts Receivable.  In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 2009 and 2008 were $23,789,000 and $31,578,000, respectively, of accruals for revenues earned which have not been invoiced as of the end of each year.

The Company’s marine transportation and diesel engine services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with insurance companies. Included in accounts receivable as of December 31, 2009 and 2008 were $608,000 and $2,500,000, respectively, of receivables from insurance companies to cover claims in excess of the Company’s deductible.

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

equity method investments, is not amortized. The Company conducted its annual goodwill impairment test at November 30, 2009, incurring an impairment of goodwill charge of $1,901,000. The Company will continue to conduct goodwill impairment tests as of November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary. The gross carrying value of goodwill at December 31, 2009 and 2008 was $246,340,000 and accumulated amortization at December 31, 2009 and 2008 was $15,566,000. Accumulated impairment losses were $1,901,000 at December 31, 2009.

During the 2009 fourth quarter, the Company took a $1,901,000 charge for the partial impairment of the goodwill recorded for Osprey Line, L.L.C., a subsidiary that transports project cargoes and cargo containers by barge on the United States inland waterway system. The partial impairment reflected the reduced profitability outlook of the container-on-barge operations due to the current economic environment. The fair value was determined using a combination of a discounted cash flow methodology and a market based approach utilizing a net earnings before interest expense, taxes on income, depreciation and amortization (EBITDA) multiplier.

Net goodwill for the marine transportation segment was $153,870,000 and $155,771,000 at December 31, 2009 and 2008, respectively. Net goodwill for the diesel engine services segment was $75,003,000 at December 31, 2009 and 2008.

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

Stock-Based Compensation.  The Company has share-based compensation plans covering selected officers and other key employees as well as the Company’s Board of Directors. Stock-based grants made under the Company’s stock plans are recorded at fair value on the date of the grant and the cost is recognized ratably over the vesting period of the stock option or restricted stock. Stock option grants are valued at the date of grant as calculated under the Black-Scholes option pricing model. The Company’s stock-based compensation plans are more fully described in Note 8, Stock Award Plans.

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

Accrued Insurance.  Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (IBNR) or fully developed based on past experience. Insurance premiums, IBNR losses and incurred claims losses, up to the Company’s deductible, for 2009, 2008 and 2007 were $12,786,000, $19,130,000 and $14,317,000, respectively.

Noncontrolling Interests.  The Company has a majority interest in and is the general partner in several affiliated entities. In situations where losses applicable to the minority interest in the affiliated entities exceed the limited partners’ equity capital, such excess and any further loss attributable to the minority interest is charged against the Company’s interest in the affiliated entities. If future earnings materialize in the respective affiliated entities, the Company’s interest would be credited to the extent of any losses previously absorbed.

The Company adopted ASC 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”) effective January 1, 2009. This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Beginning January 1, 2009, the Company has applied the provisions of this standard to its accounting for noncontrolling interests and its financial statement disclosures. The presentation and disclosure provisions of this standard have been applied to all periods presented in the consolidated financial statements.

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

become nonauthoritative. SFAS No. 168 has been incorporated in ASC 105, “Generally Accepted Accounting Principles”. The Company adopted SFAS No. 168 in the third quarter of 2009 with no effect on the Company’s consolidated financial statements except for the change in the referencing of financial accounting standards.

The Company adopted a new accounting standard included in ASC 805, “Business Combinations” (formerly SFAS No. 141(R), “Business Combinations”) for business combinations beginning in the Company’s fiscal year ending December 31, 2009. This standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This standard also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. As the Company completed no business acquisitions during 2009, the adoption as of January 1, 2009 had no effect on the Company’s consolidated financial statements.

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

The Company adopted a new accounting standard included in ASC 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted this standard in the second quarter of 2009 and has evaluated subsequent events through February 26, 2010, the time of filing of these financial statements with the SEC.

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

Pro forma results of the acquisitions made in 2007 and 2008 have not been presented as the pro forma revenues, earnings before taxes on income, net earnings attributable to Kirby and net earnings per share attributable to Kirby common stockholders would not be materially different from the Company’s actual results.

(3)	Fair Value Measurements

The Company adopted the provisions of ASC 820-10, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, “Fair Value Measurements”) with respect to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), effective January 1, 2009. The adoption of ASC 820-10 in the first quarter of 2009 did not have an impact on the Company’s consolidated financial statements except that the Company has applied these provisions to its financial statement disclosures.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008 (in thousands):

	Quoted Prices in
	Active Markets for	Significant	Significant	Total
	Identical Assets	Other Observable	Unobservable	Fair Value
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Measurements

December 31, 2009:
Assets:
Derivatives	$—	$138	$—	$138

Liabilities:
Derivatives	$—	$15,301	$—	$15,301

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Fair Value Measurements — (Continued)

	Quoted Prices in
	Active Markets for	Significant	Significant	Total
	Identical Assets	Other Observable	Unobservable	Fair Value
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Measurements

December 31, 2008:
Assets:
Derivatives	$—	$188	$—	$188

Liabilities:
Derivatives	$—	$21,002	$—	$21,002

The fair value of the Company’s derivative instruments is more fully described in Note 4, Derivative Instruments.

Cash, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments. The Company is of the opinion that amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt due to their variable interest rates.

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets are adjusted to fair value when there is evidence of impairment. During 2009, the Company recorded a $1,901,000 impairment charge on goodwill, which was based on fair value measurements classified as Level 3 of the valuation hierarchy. As of December 31, 2009, the implied fair value of this impaired goodwill was $2,703,000.

Fair value is determined using a combination of a discounted cash flow methodology and a market based approach utilizing a net earnings before interest expense, taxes on income, depreciation and amortization (EBITDA) multiplier. The key inputs used in the determination of fair value include projections of the amounts and timing of future cash flows, an expected growth rate, an estimated discount rate and a terminal value. The key inputs are based on information such as historical performance and anticipated market conditions.

(4)	Derivative Instruments

ASC 815 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) established accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of earnings. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the cumulative difference between the fair value of the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by ASC 815, is recognized immediately in earnings.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on a portion of the Company’s variable rate senior notes from quarterly floating rate payments based on the London Interbank Offered Rate (“LIBOR”) to quarterly fixed rate payments. As of December 31, 2009, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of December 31, 2009, the Company has purchased Euro call options with a 1.28 strike price in the amount of 264,090 Euros maturing on March 1, 2010 and 528,180 Euros maturing on December 1, 2010. The purchased call options are designated as cash flow hedges, therefore, the changes in fair value, to the extent the purchased call options agreements are effective, are recognized in OCI until the purchased call option expires and is recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet at December 31, 2009 and 2008 (in thousands):

Asset Derivatives	Balance Sheet Location	2009	2008

Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Prepaid expenses and other current assets	$138	$—
Foreign exchange contracts	Other assets	—	188

Total derivatives designated as hedging instruments under ASC 815		$138	$188

Total asset derivatives		$138	$188

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Derivative Instruments — (Continued)

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at December 31, 2009 and 2008 (in thousands):

Liability Derivatives	Balance Sheet Location	2009	2008

Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accrued liabilities	$—	$502
Interest rate contracts	Other long-term liabilities	15,301	20,500

Total derivatives designated as hedging instruments under ASC 815		$15,301	$21,002

Total liability derivatives		$15,301	$21,002

Fair value amounts were derived as of December 31, 2009 and 2008 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. The fair value of the Company’s derivative instruments is described above in Note 3, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss)
	Reclassified from	Recognized in OCI on
	Accumulated OCI	Derivatives
	into Income	(Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships:	(Effective Portion)	2009	2008	2007

Interest rate contracts	Interest expense	$5,701	$(14,514)	$(5,382)
Foreign exchange contracts	Cost of sales and operating expenses	(51)	73	—

Total		$5,650	$(14,441)	$(5,382)

		Amount of Gain (Loss)
	Location of Gain (Loss)	Reclassified from
	Reclassified from	Accumulated OCI
	Accumulated OCI	into Income
	into Income	(Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships:	(Effective Portion)	2009	2008	2007

Interest rate contracts	Interest expense	$(7,356)	$(3,404)	$633
Foreign exchange contracts	Cost of sales and operating expenses	—	—	—

Total		$(7,356)	$(3,404)	$633

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Derivative Instruments — (Continued)

The Company anticipates $5,297,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $138,000 of net gains on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on the maturity dates being less than twelve months on the purchased call options.

(5)	Long-Term Debt

Long-term debt at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008

Long-term debt, including current portion:
$250,000,000 revolving credit facility due June 14, 2011	$—	$46,000
Senior notes due February 28, 2013	200,000	200,000
Other long-term debt	239	1,307

	$200,239	$247,307

The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2010	$35
2011	198
2012	6
2013	200,000
2014	—
Thereafter	—

$200,239

The Company has an unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank, with a maturity date of June 14, 2011. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. The unsecured Revolving Credit Facility has a variable interest rate based on LIBOR and varies with the Company’s senior debt rating and the level of debt outstanding. The variable interest rate spread for 2009 was 40 basis points over LIBOR and the commitment fee and utilization fee were each .10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of December 31, 2009, the Company was in compliance with all Revolving Credit Facility covenants and had no borrowings outstanding under the Revolving Credit Facility. The average borrowing under the Revolving Credit Facility during 2009 was $14,788,000, computed by averaging the daily balance, and the weighted average interest rate was 0.9%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing. The Revolving

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Long-Term Debt — (Continued)

Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $1,642,000 as of December 31, 2009.

The Company has $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. As of December 31, 2009, $200,000,000 was outstanding under the Senior Notes and the 2009 average interest rate was 1.5%, computed by dividing the interest expense under the Senior Notes by the average Senior Notes borrowings of $200,000,000. The Company was in compliance with all Senior Notes covenants at December 31, 2009.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit with a maturity date of June 30, 2010. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of December 31, 2009. Outstanding letters of credit under the Credit Line were $597,000 as of December 31, 2009.

The Company is of the opinion that the amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt at December 31, 2009 and 2008 due to their variable interest rates.

(6)	Taxes on Income

Earnings before taxes on income and details of the provision for taxes on income for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007

Earnings before taxes on income — United States	$205,558	$255,917	$200,549

Provision for taxes on income:
Federal:
Current	$30,443	$55,077	$67,766
Deferred	38,404	31,928	532
State and local	9,173	10,439	8,193

	$78,020	$97,444	$76,491

During the three years ended December 31, 2009, 2008 and 2007, tax benefits related to the exercise of stock options and the issuance of restricted stock that were allocated directly to additional paid-in capital were $1,013,000, $8,930,000 and $2,995,000, respectively.

The Company’s provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 2009, 2008 and 2007 due to the following:

	2009	2008	2007

United States income tax statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.9	2.7	2.6
Non-deductible items	.1	.4	.5

	38.0%	38.1%	38.1%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Taxes on Income — (Continued)

The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax assets and liabilities at December 31, 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007

Current deferred tax assets:
Compensated absences	$572	$546	$510
Allowance for doubtful accounts	1,580	3,101	700
Insurance accruals	3,042	3,695	2,959
Other	2,272	2,655	2,360

	$7,466	$9,997	$6,529

Non-current deferred tax assets and liabilities:
Deferred tax assets:
Postretirement health care benefits	$3,603	$3,654	$3,391
Insurance accruals	959	1,010	1,022
Deferred compensation	7,568	6,000	4,949
Unrealized loss on derivative financial instruments	5,347	7,325	2,271
Unrealized loss on defined benefit plans	11,643	23,496	10,378
Operating loss carryforwards	1,486	2,570	3,249
Other	8,037	6,676	5,742
Valuation allowance	—	(487)	(496)

	38,643	50,244	30,506

Deferred tax liabilities:
Property	(205,696)	(162,496)	(137,433)
Deferred state taxes	(18,972)	(13,846)	(12,739)
Pension benefits	(8,082)	(12,721)	(4,415)
Goodwill and other intangibles	(5,465)	(5,593)	(5,811)
Other	(825)	(1,156)	(1,007)

	(239,040)	(195,812)	(161,405)

	$(200,397)	$(145,568)	$(130,899)

The Company has determined that is more likely than not that all deferred tax assets at December 31, 2009 will be realized, including its operating loss carryforward of $1,486,000 that expires in 2026.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the 2006 through 2008 tax years. With few exceptions, the Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the 2003 through 2008 tax years.

As of December 31, 2009, the Company has provided a liability of $3,254,000 for unrecognized tax benefits related to various income tax issues which includes interest and penalties. The amount that would impact the Company’s effective tax rate, if recognized, is $2,189,000, with the difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate being primarily related to the federal tax benefit of state income tax items. It is not reasonably possible to determine if the liability for unrecognized tax benefits will significantly change prior to December 31, 2010 due to the uncertainty of possible examination results.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Taxes on Income — (Continued)

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits for the years ended December 31, 2009 and 2008, is as follows (in thousands):

	2009	2008

Balance at beginning of year	$2,451	$2,639
Additions based on tax positions related to the current year	417	569
Additions for tax positions of prior years	87	301
Reductions for tax positions of prior years	(665)	(601)
Settlements	—	(457)

Balance at end of year	$2,290	$2,451

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company recognized net expense (income) of $(221,000), $(336,000) and $338,000 in interest and penalties for the years ended December 31, 2009, 2008 and 2007, respectively. The Company had $964,000, $1,247,000 and $1,591,000 of accrued liabilities for the payment of interest and penalties at December 31, 2009, 2008 and 2007, respectively.

(7)	Leases

The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Lease agreements for tank barges have terms from three to seven years expiring at various dates through 2016. Lease agreements for towboats chartered by the Company have terms from 30 days to five years expiring at various dates through 2013; however, the majority of the towboat charter agreements are for terms of one year or less. Total rental expense for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007

Rental expense:
Marine equipment — tank barges	$9,489	$6,684	$7,324
Marine equipment — towboats	81,453	116,933	100,058
Other buildings and equipment	5,240	5,134	4,941

Rental expense	$96,182	$128,751	$112,323

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2009 were as follows (in thousands):

	Land, Buildings	Marine Equipment
	and Equipment	Tank Barges	Towboats	Total

2010	$4,291	$7,593	$55,321	$67,205
2011	3,604	6,946	26,163	36,713
2012	3,288	6,368	17,276	26,932
2013	3,156	5,615	7,118	15,889
2014	2,937	4,404	—	7,341
Thereafter	9,021	3,884	—	12,905

	$26,297	$34,810	$105,878	$166,985

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Stock Award Plans

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007

Compensation cost	$9,855	$9,258	$6,343
Income tax benefit	$3,775	$3,546	$2,429

The Company has four employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock. For all of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are five years and vest ratably over three years. At December 31, 2009, 1,671,510 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plans described above for the years ended December 31, 2009, 2008 and 2007:

	Outstanding	Weighted
	Non-Qualified or	Average
	Nonincentive	Exercise
	Stock Awards	Price

Outstanding at December 31, 2006	1,072,317	$18.80
Granted	177,766	$35.69
Exercised	(318,965)	$14.58
Canceled or expired	(668)	$16.96

Outstanding at December 31, 2007	930,450	$23.48
Granted	178,495	$46.64
Exercised	(594,764)	$20.22
Canceled or expired	—	$—

Outstanding at December 31, 2008	514,181	$35.28
Granted	228,246	$23.98
Exercised	(101,944)	$21.86
Canceled or expired	—	$—

Outstanding at December 31, 2009	640,483	$33.39

Under the employee plans, stock options exercisable were 262,488, 148,698 and 536,600 at December 31, 2009, 2008 and 2007, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Stock Award Plans — (Continued)

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at December 31, 2009:

	Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted			Weighted
		Contractual	Average	Aggregated		Average	Aggregated
	Number	Life in	Exercise	Intrinsic	Number	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Years	Price	Value	Exercisable	Price	Value

$20.89 — $22.05	11,200	.10	$21.32		11,200	$21.32
$23.98 — $27.60	296,650	3.39	$24.68		82,792	$26.50
$34.40 — $36.94	174,138	2.28	$35.54		107,946	$35.61
$48.00 — $48.65	158,495	3.11	$48.18		60,550	$48.16

$20.89 — $48.65	640,483	2.95	$33.39	$921,000	262,488	$35.02	$(50,000)

The following is a summary of the restricted stock award activity under the employee plans described above for the years ended December 31, 2009, 2008 and 2007:

		Weighted
		Average
	Unvested	Grant Date
	Restricted Stock	Fair Value
	Award Shares	Per Share

Nonvested balance at December 31, 2006	442,544	$22.35
Granted	173,214	$36.16
Vested	(118,100)	$20.86
Forfeited	(4,240)	$31.18

Nonvested balance at December 31, 2007	493,418	$27.48
Granted	172,432	$43.57
Vested	(156,580)	$28.35
Forfeited	(6,452)	$33.46

Nonvested balance at December 31, 2008	502,818	$33.64
Granted	263,579	$24.70
Vested	(207,106)	$36.60
Forfeited	(16,612)	$32.70

Nonvested balance at December 31, 2009	542,679	$30.70

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Stock Award Plans — (Continued)

relate. At December 31, 2009, 393,355 shares were available for future grants under the 2000 Director Plan. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

The following is a summary of the stock option activity under the director plans described above for the years ended December 31, 2009, 2008 and 2007:

	Outstanding	Weighted
	Non-Qualified or	Average
	Nonincentive	Exercise
	Stock Awards	Price

Outstanding at December 31, 2006	343,316	$17.81
Granted	42,000	$36.82
Exercised	(80,974)	$13.17

Outstanding at December 31, 2007	304,342	$21.66
Granted	69,298	$55.49
Exercised	(64,068)	$13.43

Outstanding at December 31, 2008	309,572	$30.94
Granted	50,433	$29.60
Exercised	(46,068)	$11.85
Forfeited	(12,000)	$35.99

Outstanding at December 31, 2009	301,937	$33.43

Under the director plans, options exercisable were 301,328, 309,247 and 304,342 at December 31, 2009, 2008 and 2007, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at December 31, 2009:

	Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted			Weighted
		Contractual	Average	Aggregate		Average	Aggregate
	Number	Life in	Exercise	Intrinsic	Number	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Years	Price	Value	Exercisable	Price	Value

$10.06 — $12.69	34,356	1.91	$11.06		34,356	$11.06
$15.74 — $29.60	102,247	6.65	$23.75		101,638	$23.72
$35.17 — $55.49	165,334	7.37	$44.06		165,334	$44.06

$10.06 — $55.49	301,937	6.51	$33.43	$424,000	301,328	$33.43	$421,000

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Stock Award Plans — (Continued)

The following is a summary of the restricted stock award activity under the director plan described above for the years ended December 31, 2009, 2008 and 2007:

		Weighted
		Average
	Unvested	Grant Date
	Restricted Stock	Fair Value
	Award Shares	Per Share

Nonvested balance at December 31, 2006	618	$35.17
Granted	10,128	$36.86
Vested	(9,962)	$36.75

Nonvested balance at December 31, 2007	784	$36.86
Granted	9,557	$56.00
Vested	(9,951)	$54.49

Nonvested balance at December 31, 2008	390	$56.00
Granted	10,919	$29.77
Vested	(10,577)	$30.74

Nonvested balance at December 31, 2009	732	$29.77

The total intrinsic value of all options exercised under all of the Company’s plans was $1,859,000, $17,827,000 and $10,175,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $712,000, $6,828,000 and $3,897,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $5,931,000, $7,187,000 and $4,726,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $2,271,000, $2,753,000 and $1,810,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, there was $1,867,000 of unrecognized compensation cost related to nonvested stock options and $12,095,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.9 years and restricted stock over approximately 2.9 years. The total fair value of options vested was $2,763,000, $3,346,000 and $2,779,000 during the years ended December 31, 2009, 2008 and 2007, respectively. The fair value of the restricted stock vested was $5,931,000, $7,187,000 and $4,726,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The weighted average per share fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $8.15, $14.95 and $11.85, respectively. The fair value of the options granted during the years ended December 31, 2009, 2008 and 2007 was $2,271,000, $3,705,000 and $2,604,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Dividend yield	None	None	None
Average risk-free interest rate	1.9%	3.0%	4.7%
Stock price volatility	33%	26%	25%
Estimated option term	Four years or eight years	Four years or nine years	Four years or nine years

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Retirement Plans

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The fair value of plan assets was $126,490,000 and $99,722,000 at December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, these assets were allocated among asset categories as follows:

			Current Minimum, Target and
Asset Category	2009	2008	Maximum Allocation Policy

Equity securities	73%	46%	30% — 70% — 95%
Debt securities	23%	18%	15% — 25% — 50%
Fund of hedge funds	—%	1%	0% — 0% — 0%
Cash and cash equivalents	4%	35%	0% — 5% — 10%

	100%	100%

The cash and cash equivalents asset category exceeded the maximum percentage allocation in 2008 due to the 2008 pension contribution of $32,000,000 being funding on the last day of 2008 which resulted in insufficient time to properly allocate the contribution among the proper asset categories. The Company allocated the contribution among the appropriate asset categories over the first four months of 2009.

The plan assets are invested entirely in common collective trusts. These instruments are public investment vehicles valued using the net asset value provided by the administrator of the fund. The net asset value is classified within Level 2 of the valuation hierarchy as set forth in the accounting guidance for fair value measurements because the net asset value price is quoted on an inactive private market although the underlying investments are traded on an active market.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company assumed that plan assets would generate a long-term rate of return of 7.5% in 2009 and 8.0% in 2008. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation basis (“ABO”) at the end of the fiscal year. No pension contribution was made in 2009 for the 2009 year as funding of the pension plan’s ABO was 107% at December 31, 2009. The Company elected to fund its 2008 pension contribution in accordance with the Pension Protection Act of 2006 (“PPA”) to be approximately fully funded on a PPA basis instead of the higher amount as determined by the ABO due to uncertainty in the economic and credit market environment in December 2008. The Company’s contribution of $32,000,000 in December 2008 resulted in funding 91% of the pension plan’s ABO at December 31, 2008.

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

The following table presents the change in benefit obligation and plan assets for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

					Other Postretirement
					Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2009	2008	2009	2008	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$135,337	$122,684	$1,431	$1,215	$5,448	$7,558
Effect of eliminating early measurement date	—	908	—	2	—	(10)
Service cost	6,523	6,361	—	—	246	506
Interest cost	8,486	7,734	84	88	322	496
Actuarial loss (gain)	(5,761)	684	14	189	(141)	(2,835)
Gross benefits paid	(3,247)	(3,034)	(100)	(63)	(434)	(286)
Less: federal subsidy on benefits paid	—	—	—	—	18	19

Benefit obligation at end of year	$141,338	$135,337	$1,429	$1,431	$5,459	$5,448

Accumulated benefit obligation at end of year	$118,041	$109,359	$1,429	$1,431	$—	$—

Weighted-average assumption used to determine benefit obligation at end of year
Discount rate	6.1%	6.1%	6.1%	6.1%	6.1%	6.1%
Rate of compensation increase	4.0%	4.0%	—	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	7.5%	8.0%
Ultimate rate	—	—	—	—	5.0%	5.0%
Years to ultimate	—	—	—	—	2015	2015
Effect of one-percentage-point change in assumed health care cost trend rate on postretirement obligation
Increase	$—	$—	$—	$—	$218	$251
Decrease	—	—	—	—	(195)	(224)
Change in plan assets
Fair value of plan assets at beginning of year	$99,722	$103,405	$—	$—	$—	$—
Effect of eliminating early measurement date	—	434			—	—
Actual return on plan assets	30,015	(33,083)	—	—	—	—
Employer contribution	—	32,000	100	63	434	286
Gross benefits paid	(3,247)	(3,034)	(100)	(63)	(434)	(286)

Fair value of plan assets at end of year	$126,490	$99,722	$—	$—	$—	$—

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Retirement Plans — (Continued)

The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2009 and 2008 (in thousands):

					Other Postretirement
					Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2009	2008	2009	2008	2009	2008

Funded status at end of year
Fair value of plan assets	$126,490	$99,722	$—	$—	$—	$—
Benefit obligations	141,338	135,337	1,429	1,431	5,459	5,448

Funded status and amount recognized at end of year	$(14,848)	$(35,615)	$(1,429)	$(1,431)	$(5,459)	$(5,448)

Amounts recognized in the consolidated balance sheets
Current liability	$—	$—	$(102)	$(102)	$(323)	$(372)
Long-term liability	(14,848)	(35,615)	(1,327)	(1,329)	(5,136)	(5,076)
Amounts recognized in accumulated other comprehensive income
Net actuarial loss (gain)	$38,065	$72,174	$193	$181	$(5,064)	$(5,248)
Prior service cost (credit)	(127)	(215)	—	—	198	238

Accumulated other compensation income	$37,938	$71,959	$193	$181	$(4,866)	$(5,010)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2009 and 2008 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2009	2008	2009	2008

Projected benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$141,338	$135,337	$1,429	$1,431
Fair value of plan assets at end of year	126,490	99,722	—	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2009 and 2008 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2009	2008	2009	2008

Accumulated benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$—	$135,337	$1,429	$1,431
Accumulated benefit obligation at end of year	—	109,359	1,429	1,431
Fair value of plan assets at end of year	—	99,722	—	—

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Retirement Plans — (Continued)

The following tables presents the expected cash flows for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2009 and 2008 (in thousands):

					Other Postretirement
					Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2009	2008	2009	2008	2009	2008

Expected employer contributions
First year	$—	$10,919	$102	$102	$323	$372

					Other
					Postretirement
					Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2009	2008	2009	2008	2009	2008

Expected benefit payments (gross)
2010	$4,240	$3,950	$102	$102	$341	$391
2011	4,551	4,263	101	101	378	409
2012	4,816	4,605	99	100	355	390
2013	5,105	4,936	98	99	361	374
2014	5,487	5,327	96	96	371	382
Next five years	35,121	36,839	489	479	2,186	2,282

					Other
					Postretirement
					Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2009	2008	2009	2008	2009	2008

Expected federal subsidy
2010	$—	$—	$—	$—	$(18)	$(19)
2011	—	—	—	—	(18)	(19)
2012	—	—	—	—	(19)	(20)
2013	—	—	—	—	(19)	(21)
2014	—	—	—	—	(19)	(21)
Next five years	—	—	—	—	(85)	(95)

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Retirement Plans — (Continued)

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s defined benefit plans for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Pension Benefits
	Pension Plan			SERP
	2009	2008	2007	2009	2008	2007

Components of net periodic benefit cost
Service cost	$6,523	$6,361	$5,993	$—	$—	$—
Interest cost	8,486	7,734	6,805	84	88	95
Expected return on plan assets	(7,333)	(8,165)	(7,693)	—	—	—
Amortization:
Actuarial loss	5,666	1,809	2,584	2	5	13
Prior service credit	(88)	(89)	(89)	—	—	—

Net periodic benefit cost	13,254	7,650	7,600	86	93	108

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Current year actuarial loss (gain)	(28,443)	41,932	(3,239)	14	189	(642)
Recognition of actuarial loss	(5,666)	(1,809)	(2,584)	(2)	(5)	(13)
Recognition of prior service credit	88	89	89	—	—	—

Total recognized in other comprehensive income	(34,021)	40,212	(5,734)	12	184	(655)

Total recognized in net periodic benefit cost and other comprehensive income	$(20,767)	$47,862	$1,866	$98	$277	$(547)

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.1%	6.1%	5.7%	6.1%	6.1%	5.7%
Expected long-term rate of return on plan assets	7.5%	8.0%	8.0%	—	—	—
Rate of compensation increase	4.0%	4.1%	4.0%	—	—	—

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 are as follows (in thousands):

	Pension Benefits
	Pension Plan	SERP

Actuarial loss	$2,323	$2
Prior service credit	(88)	—

	$2,235	$2

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Retirement Plans — (Continued)

The components of net periodic benefit cost and other changes in benefit obligations recognized in other comprehensive income for the Company’s postretirement benefit plan for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	2009	2008	2007

Components of net periodic benefit cost
Service cost	$246	$506	$506
Interest cost	322	496	426
Amortization:
Actuarial gain	(325)	(98)	(116)
Prior service cost	40	40	40

Net periodic benefit cost	283	944	856

Other changes in benefit obligations recognized in other comprehensive income
Current year actuarial gain	$(141)	$(2,835)	$(350)
Recognition of actuarial gain	325	98	116
Recognition of prior service cost	(40)	(40)	(40)

Total recognized in other comprehensive income	144	(2,777)	(274)

Total recognized in net periodic benefit cost and other comprehensive income	$427	$(1,833)	$582

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.1%	6.1%	5.7%
Health care cost trend rate
Initial rate	8.0%	8.5%	9.0%
Ultimate rate	5.0%	5.0%	5.0%
Years to ultimate	2015	2015	2011
Effect of one-percentage-point change in assumed health care cost trend rate on aggregate service and interest cost
Increase	$12	$14	$13
Decrease	(11)	(13)	(12)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 are as follows (in thousands):

Other Postretirement Benefits
Postretirement Welfare Plan

Actuarial gain	$(295)
Prior service cost	40

$(255)

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Retirement Plans — (Continued)

In addition to the defined benefit plan and postretirement medical benefit plan, the Company sponsors defined contribution plans for all shore-based employees and certain vessel personnel. Maximum contributions to these plans equal the lesser of 15% of the aggregate compensation paid to all participating employees or up to 20% of each subsidiary’s earnings before federal income tax after certain adjustments for each fiscal year. The aggregate contributions to the plans were $14,213,000, $15,483,000 and $13,795,000 in 2009, 2008 and 2007, respectively.

(10)	Earnings Per Share

The Company adopted a new accounting standard included in ASC 260, “Earnings Per Share” which requires unvested share-based payment awards with non-forfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities for the purposes of applying the two-class method of calculating earnings per share. Accordingly, restricted stock granted under the Company’s stock-based compensation plans are treated as participating securities under the two-class method of determining earnings per share and earnings per share for prior periods have been restated to conform to this standard. The adoption of this standard lowered basic earnings per share by $.02 for the years ended December 31, 2008 and 2007.

The following table presents the components of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share amounts):

	2009	2008	2007

Net earnings attributable to Kirby	$125,941	$157,168	$123,341
Undistributed earnings allocated to restricted shares	(1,403)	(1,484)	(1,160)

Income available to Kirby common stockholders — basic	124,538	155,684	122,181
Undistributed earnings allocated to restricted shares	1,403	1,484	1,160
Undistributed earnings reallocated to restricted shares	(1,400)	(1,476)	(1,150)

Income available to Kirby common stockholders — diluted	$124,541	$155,692	$122,191

Shares outstanding:
Weighted average common stock issued and outstanding	53,791	53,745	53,333
Weighted average unvested restricted stock	(599)	(507)	(502)

Weighted average common stock outstanding — basic	53,192	53,238	52,831
Dilutive effect of stock options	121	275	432

Weighted average common stock outstanding — diluted	53,313	53,513	53,263

Net earnings per share attributable to Kirby common stockholders:
Basic	$2.34	$2.92	$2.31

Diluted	$2.34	$2.91	$2.29

Certain outstanding options to purchase approximately 248,000 and 402,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2009 and 2008, respectively, as such stock options would have been antidilutive. No shares were excluded in the computation of diluted earnings per share as of December 31, 2007.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Quarterly Results (Unaudited)

The unaudited quarterly results for the year ended December 31, 2009 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenues	$277,661	$272,743	$272,166	$259,588
Costs and expenses	229,265	215,156	213,053	209,733
Gain (loss) on disposition of assets	244	120	753	(38)

Operating income	48,640	57,707	59,866	49,817
Other income	95	91	189	233
Interest expense	(2,813)	(2,793)	(2,781)	(2,693)

Earnings before taxes on income	45,922	55,005	57,274	47,357
Provision for taxes on income	(17,458)	(21,020)	(21,826)	(17,716)

Net earnings	28,464	33,985	35,448	29,641
Less: Net earnings attributable to noncontrolling interests	(458)	(266)	(434)	(439)

Net earnings attributable to Kirby	$28,006	$33,719	$35,014	$29,202

Net earnings per share attributable to Kirby common stockholders:
Basic	$.53	$.63	$.65	$.54

Diluted	$.52	$.63	$.65	$.54

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Quarterly Results (Unaudited) — (Continued)

The unaudited quarterly results for the year ended December 31, 2008 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenues	$330,570	$348,260	$354,647	$326,677
Costs and expenses	267,078	279,550	282,881	260,291
Gain (loss) on disposition of assets	(58)	500	(166)	(134)

Operating income	63,434	69,210	71,600	66,252
Other expense	(96)	(12)	(164)	(243)
Interest expense	(3,782)	(3,508)	(3,375)	(3,399)

Earnings before taxes on income	59,556	65,690	68,061	62,610
Provision for taxes on income	(22,748)	(25,039)	(25,932)	(23,725)

Net earnings	36,808	40,651	42,129	38,885
Less: Net earnings attributable to noncontrolling interests	(161)	(317)	(351)	(476)

Net earnings attributable to Kirby	$36,647	$40,334	$41,778	$38,409

Net earnings per share attributable to Kirby common stockholders:
Basic	$.69	$.75	$.77	$.72

Diluted	$.68	$.74	$.77	$.72

Quarterly basic and diluted earnings per share may not total to the full year per share amounts, as the weighted average number of shares outstanding for each quarter fluctuates as a result of the assumed exercise of stock options.

(12)	Contingencies and Commitments

In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Palmer Barge Line Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study and, subsequently, a limited remediation was performed and is now complete. During the 2007 third quarter, five new PRP’s entered into an agreement with the EPA in regard to the Palmer Site. In July 2008, the EPA sent a letter to approximately 30 PRPs for the Palmer site, including the Company, indicating that it intends to pursue recovery of $2,949,000 of costs it incurred in relation to the site. The Company and the other PRPs have participated in meetings with the EPA and the United States Department of Justice and suggested pro rata allocations to the PRPs of the EPA’s incurred costs. Based on these initial discussions, the Company is unable to estimate its potential liability, if any, for any portion of such costs.

On January 23, 2010, the Company was involved in an incident in the Port Arthur, Texas area which resulted in an oil spill that closed the Gulf Intracoastal Waterway. The incident involved a collision between a ship, the S/S Eagle Otome, and a Company owned towboat and two tank barges. The ship is not owned by the Company. The incident occurred as the S/S Eagle Otome struck a ship moored at the dock of the Port of Port Arthur prior to striking

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Contingencies and Commitments — (Continued)

the Company’s towboat and two tank barges. One of the Company’s tank barges sustained damage as a result of the impact but no cargo spilled from any of the Company’s vessels and none of the Company’s employees were injured. The impact did cause a breach in the S/S Eagle Otome’s cargo tank which resulted in a spill of an estimated 11,000 barrels of crude oil. Various government agencies are investigating the cause of the ship’s deviation from its navigational course. There are also various pending legal proceedings for alleged personal injuries that have been filed against the ship and its owner. Based on the information developed to date, the Company believes that it was not at fault and has adequate insurance coverage in the event and to the extent it is found to be liable.

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

The customer base of the marine transportation segment includes the major industrial petrochemical and chemical manufacturers, agricultural chemical manufacturers and refining companies operating in the United States. Approximately 75% of marine transportation revenues are from movements of such products under term contracts, ranging from one year to five years, with renewal options. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 40 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. SeaRiver Maritime, Inc., the United States transportation affiliate of Exxon Mobil Corporation, accounted for 10% of the Company’s revenue in 2009, 2008 and 2007. Dow accounted for 11% of the Company’s revenues in 2009, 9% in 2008 and 10% in 2007.

Major customers of the diesel engine services segment include the inland and offshore barge operators, oil service companies, offshore fishing companies, other marine transportation entities, the United States Coast Guard (“USCG”) and United States Navy, shortline railroads, industrial owners of locomotives, transit railroads and Class II railroads, and power generation, nuclear and industrial companies. The segment operates as an authorized distributor in 17 eastern states and the Caribbean, and as non-exclusive authorized service centers for Electro-Motive Diesel, Inc. (“EMD”) throughout the rest of the United States for marine and power generation applications. The railroad portion of the segment serves as the exclusive distributorship of EMD aftermarket parts sales and services to the shortline and industrial railroad market. The segment also serves as the exclusive distributor of EMD parts to the nuclear industry. The diesel engine services segment’s relationship with EMD has been maintained for 44 years. The segment also operates factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines and Allison transmissions and gears in the Gulf Coast region, as well as an authorized marine dealer for Caterpillar in Alabama, Kentucky and Louisiana. The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2009, 2008 and 2007.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $28,175,000 at December 31, 2009, including $5,567,000 in letters of credit and debt guarantees, and $22,608,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment sales for 2009, 2008 and 2007 were not significant.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Segment Data — (Continued)

The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

Revenues:
Marine transportation	$881,298	$1,095,475	$928,834
Diesel engine services	200,860	264,679	243,791

	$1,082,158	$1,360,154	$1,172,625

Segment profit (loss):
Marine transportation	$208,086	$244,866	$196,112
Diesel engine services	21,005	39,587	37,948
Other	(23,533)	(28,536)	(33,511)

	$205,558	$255,917	$200,549

Total assets:
Marine transportation	$1,336,358	$1,289,689	$1,199,869
Diesel engine services	185,573	208,993	213,062
Other	114,032	27,416	17,544

	$1,635,963	$1,526,098	$1,430,475

Depreciation and amortization:
Marine transportation	$87,589	$84,537	$75,311
Diesel engine services	4,247	4,830	4,133
Other	2,132	1,832	1,472

	$93,968	$91,199	$80,916

Capital expenditures:
Marine transportation	$188,479	$164,681	$159,301
Diesel engine services	1,768	3,051	3,112
Other	2,413	5,287	1,670

	$192,660	$173,019	$164,083

The following table presents the details of “Other” segment profit (loss) for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

General corporate expenses	$(12,239)	$(14,099)	$(12,889)
Impairment of goodwill	(1,901)	—	—
Interest expense	(11,080)	(14,064)	(20,284)
Gain (loss) on disposition of assets	1,079	142	(383)
Other income (expense)	608	(515)	45

	$(23,533)	$(28,536)	$(33,511)

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Segment Data — (Continued)

The following table presents the details of “Other” total assets as of December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

General corporate assets	$110,980	$25,360	$15,623
Investment in affiliates	3,052	2,056	1,921

	$114,032	$27,416	$17,544

(14)	Related Party Transactions

During 2009, the Company and its subsidiaries paid L3 Partners, LLC (“L3P”), a company owned by C. Berdon Lawrence, the Chairman of the Board of the Company, $155,000 for air transportation services provided by L3P. Such services were in the ordinary course of business of the Company.

During 2009, the Company and its subsidiaries paid 55 Waugh, LP, a partnership 60% owned by Mr. Lawrence and his family, $1,394,000 for the rental of office space in a building owned by 55 Waugh, LP. The Company’s headquarters are located in the building under a lease that was signed in 2005, prior to the purchase of the building by 55 Waugh, LP, and expires at the end of 2015.

The Company is a 50% owner of The Hollywood Camp, L.L.C. (“The Hollywood Camp”), a company that owns and operates a hunting and fishing facility used by the Company and L3P, which is also a 50% owner. The Company uses The Hollywood Camp primarily for customer entertainment. L3P acts as manager of The Hollywood Camp. The Hollywood Camp allocates lease and lodging expenses to its members based on their usage of the facilities. During 2009, the Company paid $2,240,000 to The Hollywood Camp for its share of facility expenses.

The husband of Amy D. Husted, Vice President — Legal of the Company, is a partner in the law firm of Strasburger & Price, LLP. In 2009, the Company paid the law firm $333,000 for legal services in connection with matters in the ordinary course of business of the Company.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included in Part III of this report:

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2009 and 2008.

Consolidated Statements of Earnings, for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income, for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows, for the years ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements, for the years ended December 31, 2009, 2008 and 2007.

2. Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3. Exhibits

Exhibit
Number			Description of Exhibit

3.1		—	Restated Articles of Incorporation filed June 18, 1976, with all amendments to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
3.2		—	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated January 28, 2008).
4.1		—	Rights Agreement, dated as of July 18, 2000, between Kirby Corporation and Fleet National Bank, a national bank association, which includes the Form of Resolutions Establishing Designations, Preference and Rights of Series A Junior Participating Preferred Stock of Kirby Corporation, the form of Rights Certificate and the Summary of Rights (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 18, 2000).
4.2		—	Amendment to Rights Agreement dated as of April 30, 2002 (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
4.3		—	Amendment No. 2 to Rights Agreement dated as of January 24, 2006 between Kirby Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Registration’s Current Report on Form 8-K dated January 24, 2006).
4.4		—	Master Note Purchase Agreement dated as of February 15, 2003 among the Company and the Purchasers named therein (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.5		—	First Supplement to Note Purchase Agreement dated as of May 31, 2005 among Kirby Corporation and the Purchasers named therein (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated May 31, 2005).
10.1		—	Indemnification Agreement, dated April 29, 1986, between the Company and each of its Directors and certain key employees (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).
10	.2†	—	Deferred Compensation Agreement dated August 12, 1985 between Dixie Carriers, Inc., and J. H. Pyne (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).

Exhibit
Number			Description of Exhibit

10	.3†	—	1994 Nonemployee Director Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).
10	.4†	—	Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.5†	—	2002 Stock and Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.6†	—	Annual Incentive Plan Guidelines for 2009 (incorporated by reference to exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.7†*	—	Annual Incentive Plan Guidelines for 2010.
10	.8†	—	2000 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.9		—	2005 Stock and Incentive Plan (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.10†	—	Form of Nonincentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).
10	.11†	—	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).
10	.12†	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).
10	.13†	—	Nonemployee Director Compensation Program (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10	.14†	—	Amended and Restated Credit Agreement, dated June 14, 2006 among Kirby Corporation, JPMorgan Chase Bank, N.A. as Fund Administrator, Issuer and Administration Agent, and the banks named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated June 14, 2006).
21	.1*	—	Principal Subsidiaries of the Registrant.
23	.1*	—	Consent of Independent Registered Public Accounting Firm.
31	.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31	.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32	*	—	Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith

†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kirby Corporation
(Registrant)

By:	/s/ Norman W. Nolen
Norman W. Nolen
Executive Vice President,
Chief Financial Officer and Treasurer

Dated: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ C. Berdon Lawrence C. Berdon Lawrence	Chairman of the Board and Director	February 26, 2010

/s/ Joseph H. Pyne Joseph H. Pyne	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Norman W. Nolen Norman W. Nolen	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2010

/s/ Ronald A. Dragg Ronald A. Dragg	Vice President and Controller (Principal Accounting Officer)	February 26, 2010

/s/ James R. Clark James R. Clark	Director	February 26, 2010

/s/ C. Sean Day C. Sean Day	Director	February 26, 2010

/s/ Bob G. Gower Bob G. Gower	Director	February 26, 2010

/s/ William M. Lamont, Jr. William M. Lamont, Jr.	Director	February 26, 2010

/s/ David L. Lemmon David L. Lemmon	Director	February 26, 2010

/s/ Monte J. Miller Monte J. Miller	Director	February 26, 2010

Signature	Capacity	Date

/s/ George A. Peterkin, Jr. George A. Peterkin, Jr.	Director	February 26, 2010

/s/ Richard R. Stewart Richard R. Stewart	Director	February 26, 2010

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

10.7†*	—	Annual Incentive Plan Guidelines for 2010.
21.1*	—	Principal Subsidiaries of the Registrant.
23.1*	—	Independent Registered Public Accountants’ Consent.
31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32*	—	Certification Pursuant to Rule 18 U.S.C. Section 1350

*	Filed herewith