Form 10-Q
period 2010-03-31
KIRBY CORP
filed 2010-05-06
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Yes  ☐               No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑               Accelerated filer  ☐               Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐               No  ☑

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on May 6, 2010 was 54,035,000.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31,	December 31,
	2010	2009
	($ in thousands)
Current assets:
Cash and cash equivalents	$121,364	$97,836
Accounts receivable:
Trade – less allowance for doubtful accounts	145,861	132,660
Other	8,853	7,379
Inventory – finished goods	36,484	39,793
Prepaid expenses and other current assets	16,615	14,963
Deferred income taxes	7,575	7,466

Total current assets	336,752	300,097

Property and equipment	1,801,327	1,772,359
Less accumulated depreciation	(706,640)	(687,302)

Property and equipment − net	1,094,687	1,085,057

Goodwill – net	228,873	228,873
Other assets	21,296	21,936

Total assets	$1,681,608	$1,635,963

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2010	2009
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$31	$35
Income taxes payable	17,630	5,210
Accounts payable	60,135	52,091
Accrued liabilities	62,959	67,471
Deferred revenues	10,909	12,297

Total current liabilities	151,664	137,104

Long-term debt – less current portion	200,193	200,204
Deferred income taxes	202,445	200,397
Other long-term liabilities	44,436	42,163

Total long-term liabilities	447,074	442,764

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 57,337,000 shares	5,734	5,734
Additional paid-in capital	229,672	229,724
Accumulated other comprehensive income – net	(31,058)	(30,468)
Retained earnings	955,040	930,366
Treasury stock – at cost, 3,333,000 at March 31, 2010 and 3,500,000 at December 31, 2009	(79,688)	(82,893)
Total Kirby stockholders’ equity	1,079,700	1,052,463
Noncontrolling interests	3,170	3,632
Total equity	1,082,870	1,056,095

Total liabilities and equity	$1,681,608	$1,635,963

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
	March 31,
	2010	2009
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$219,562	$219,021
Diesel engine services	48,691	58,640
Total revenues	268,253	277,661

Costs and expenses:
Costs of sales and operating expenses	164,952	169,094
Selling, general and administrative	33,371	34,810
Taxes, other than on income	3,503	3,085
Depreciation and amortization	23,370	22,276
Loss (gain) on disposition of assets	44	(244)
Total costs and expenses	225,240	229,021

Operating income	43,013	48,640
Other income	12	95
Interest expense	(2,668)	(2,813)

Earnings before taxes on income	40,357	45,922
Provision for taxes on income	(15,446)	(17,458)

Net earnings	24,911	28,464
Less: Net earnings attributable to noncontrolling interests	(237)	(458)

Net earnings attributable to Kirby	$24,674	$28,006

Net earnings per share attributable to Kirby common stockholders:
Basic	$.46	$.52
Diluted	$.46	$.52

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2010	2009
	($ in thousands)
Cash flows from operating activities:
Net earnings	$24,911	$28,464
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	23,370	22,276
Provision for deferred income taxes	2,237	9,520
Amortization of unearned compensation	4,669	1,840
Other	(45)	175
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities:
Accounts receivable	(14,525)	35,069
Other, net	15,974	(15,899)
Net cash provided by operating activities	56,591	81,445

Cash flows from investing activities:
Capital expenditures	(34,423)	(64,845)
Proceeds from disposition of assets	1,897	672
Net cash used in investing activities	(32,526)	(64,173)

Cash flows from financing activities:
Payments on bank credit facilities, net	—	(21,000)
Payments on long-term debt, net	(14)	(27)
Proceeds from exercise of stock options	297	753
Excess tax benefit (expense) from equity compensation plans	(122)	883
Other	(698)	(488)
Net cash used in financing activities	(537)	(19,879)
Increase (decrease) in cash and cash equivalents	23,528	(2,607)

Cash and cash equivalents, beginning of year	97,836	8,647
Cash and cash equivalents, end of period	$121,364	$6,040

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$2,561	$2,814
Income taxes	$996	$118

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010 and December 31, 2009, and the results of operations for the three months ended March 31, 2010 and 2009.

(1)	BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(2)	ACCOUNTING ADOPTION

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”.  ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 as well as the reasons for the transfers and a greater level of disaggregation for each class of assets and liabilities. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately rather than one net number. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010.  The Company applied the provisions of this standard to its financial statement disclosures beginning in the first quarter of 2010.

(3)	FAIR VALUE MEASUREMENTS

The accounting guidance for using fair value to measure certain assets and liabilities establishes a three tier value hierarchy, which prioritizes the inputs to valuation techniques used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little, if any, market data exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing the asset or liability.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(3)	FAIR VALUE MEASUREMENTS – (CONTINUED)

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at March 31, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$52	$—	$52
Liabilities:
Derivatives	$—	$16,633	$—	$16,633

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2009 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$138	$—	$138
Liabilities:
Derivatives	$—	$15,301	$—	$15,301

The fair value of the Company’s derivative instruments is more fully described below in Note 4, Derivative Instruments.

Cash, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments. The Company is of the opinion that amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt due to their variable interest rates.

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets are adjusted to fair value when there is evidence of impairment.  During the three months ended March 31, 2010, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(4)	DERIVATIVE INSTRUMENTS

The Company recognizes all derivative instruments (including certain derivative instruments embedded in other contracts) at fair value in the balance sheet as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of earnings. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the cumulative difference between the fair value of the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the London Interbank Offered Rate (“LIBOR”) to quarterly fixed rate payments. As of March 31, 2010, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(4)	DERIVATIVE INSTRUMENTS — (CONTINUED)

As of March 31, 2010, the Company has a purchased Euro call option with a 1.28 strike price in the amount of 528,180 Euros maturing on December 1, 2010. The purchased call option is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the purchased call option agreement is effective, is recognized in OCI until the purchased call option expires and is recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet at March 31, 2010 and December 31, 2009 (in thousands):

Asset Derivatives	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:

Foreign exchange contracts	Prepaid expenses and other current assets	$52	$138
Total derivatives designated as hedging instruments under ASC 815		$52	$138
Total asset derivatives		$52	$138

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at March 31, 2010 and December 31, 2009 (in thousands):

Liability Derivatives	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:

Interest rate contracts	Other long-term liabilities	$16,633	$15,301
Total derivatives designated as hedging instruments under ASC 815		$16,633	$15,301
Total liability derivatives		$16,633	$15,301

Fair value amounts were derived as of March 31, 2010 and December 31, 2009 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments.  These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices.  The fair value of the Company’s derivative instruments is described above in Note 3, Fair Value Measurements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(4)	DERIVATIVE INSTRUMENTS — (CONTINUED)

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months ended March 31, 2010 and 2009 (in thousands):

		Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Three months ended March 31,		Three months ended March 31,
Flow Hedging Relationships:	(Effective Portion)	2010	2009	2010	2009
Interest rate contracts	Interest expense	$(1,332)	$756	$(2,147)	$(1,373)
Foreign exchange contracts	Cost and sales of operating expenses	(52)	(86)	22	—
Total		$(1,384)	$670	$(2,125)	$(1,373)

The Company anticipates $5,158,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $17,000 of net loss on a foreign currency contract included in accumulated OCI will be transferred into earnings over the next year based on the maturity date being less than twelve months on the purchased call option.

(5)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below.  The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three months ended March 31,
	2010	2009
Compensation cost	$4,669	$1,840
Income tax benefit	$1,797	$707

The Company has two employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock.  For both of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant.  The terms of the options granted prior to January 25, 2010 are five years and vest ratably over three years.  Options granted on or after January 25, 2010 have terms of seven years and vest ratably over three years.  At March 31, 2010, 1,398,635 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(5)           STOCK AWARD PLANS — (CONTINUED)

The following is a summary of the stock option activity under the employee plans described above for the three months ended March 31, 2010:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2009	640,483	$33.39
Granted	103,999	$32.60
Exercised	(44,588)	$24.86
Canceled or expired	(26,783)	$41.00
Outstanding at March 31, 2010	673,111	$33.53

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at March 31, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$23.98 - $27.60	263,262	2.23	$24.51		170,427	$24.80
$31.35 - $34.40	119,999	6.31	$32.78		6,666	$34.40
$35.66 - $36.94	142,938	1.20	$35.72		138,938	$35.70
$48.00 - $48.65	146,912	1.85	$48.20		116,176	$48.17
$23.98 - $48.65	673,111	2.64	$33.53	$3,108,000	432,207	$34.73	$1,477,000

The following is a summary of the restricted stock award activity under the employee plans described above for the three months ended March 31, 2010:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2009	542,679	$30.70
Granted	196,694	$33.38
Vested	(233,031)	$39.42
Forfeited	(1,035)	$33.03
Nonvested balance at March 31, 2010	505,307	$31.94

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(5)	STOCK AWARD PLANS — (CONTINUED)

The Company has two director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options can be granted under one of the plans. The 2000 Director Plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted when first elected a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At March 31, 2010, 393,355 shares were available for future grants under the 2000 Director Plan. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

The following is a summary of the stock option activity under the director plans described above for the three months ended March 31, 2010:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2009	301,937	$33.43
Exercised	-	$-
Outstanding at March 31, 2010	301,937	$33.43

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at March 31, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.06 - $12.69	34,356	1.65	$11.06		34,356	$11.06
$15.74 - $29.60	102,247	6.41	$23.75		102,247	$23.75
$35.17 - $55.49	165,334	7.12	$44.06		165,334	$44.06
$10.06 - $55.49	301,937	6.24	$33.43	$1,426,000	301,937	$33.43	$1,426,000

The following is a summary of the restricted stock award activity under the director plan described above for the three months ended March 31, 2010:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2009	732	$29.77
Granted	—	$—
Vested	(732)	$29.77
Forfeited	—	$—
Nonvested balance at March 31, 2010	—	$—

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(5)	STOCK AWARD PLANS — (CONTINUED)

The total intrinsic value of all stock options exercised under all of the Company’s plans was $353,000 and $391,000 for the three months ended March 31, 2010 and 2009, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $136,000 and $150,000 for the three months ended March 31, 2010 and 2009, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $8,308,000 and $3,835,000 for the three months ended March 31, 2010 and 2009, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $3,199,000 and $1,473,000 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, there was $2,202,000 of unrecognized compensation cost related to nonvested stock options and $15,250,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.6 years and restricted stock over approximately 3.7 years. The total fair value of options vested was $2,461,000 and $1,894,000 during the three months ended March 31, 2010 and 2009, respectively. The fair value of the restricted stock vested was $8,308,000 and $3,835,000 for the three months ended March 31, 2010 and 2009, respectively.

The weighted average per share fair value of options granted during the three months ended March 31, 2010 and 2009 was $12.09 and $6.98, respectively. The fair value of the options granted during the three months ended March 31, 2010 and 2009 was $1,257,000 and $1,593,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended March 31,
	2010	2009
Dividend yield	None	None
Average risk-free interest rate	3.1%	1.6%
Stock price volatility	33%	33%
Estimated option term	Six years	Four years

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(6)           COMPREHENSIVE INCOME

The Company’s total comprehensive income for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three months ended March 31,
	2010	2009

Net earnings	$24,911	$28,464
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	306	824
Change in fair value of derivative financial instruments	(896)	441
Total other comprehensive income (loss), net of taxes	(590)	1,265
Total comprehensive income, net of taxes	24,321	29,729
Net earnings attributable to noncontrolling interests	(237)	(458)
Comprehensive income attributable to Kirby	$24,084	$29,271

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(7)           SEGMENT DATA — (CONTINUED)

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months ended March 31, 2010 and 2009 and total assets as of March 31, 2010 and December 31, 2009 (in thousands):

	Three months ended March 31,
	2010	2009
Revenues:
Marine transportation	$219,562	$219,021
Diesel engine services	48,691	58,640
	$268,253	$277,661
Segment profit (loss):
Marine transportation	$42,309	$46,218
Diesel engine services	5,043	5,087
Other	(6,995)	(5,383)
	$40,357	$45,922

	March 31,	December 31,
	2010	2009

Total assets:
Marine transportation	$1,360,328	$1,336,358
Diesel engine services	182,349	185,573
Other	138,931	114,032
	$1,681,608	$1,635,963

The following table presents the details of “Other” segment loss for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009

General corporate expenses	$(4,295)	$(2,909)
Gain (loss) on disposition of assets	(44)	244
Interest expense	(2,668)	(2,813)
Other income	12	95
	$(6,995)	$(5,383)

The following table presents the details of “Other” total assets as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009

General corporate assets	$135,807	$110,980
Investment in affiliates	3,124	3,052
	$138,931	$114,032

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(8)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three months ended
	March 31,
	2010	2009

Earnings before taxes on income – United States	$40,357	$45,922
Provision for taxes on income:
Federal:
Current	$11,444	$5,938
Deferred	2,237	9,520
State and local	1,765	2,000
	$15,446	$17,458

(9)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 (in thousands, except per share amounts):

	Three months ended
	March 31,
	2010	2009

Net earnings attributable to Kirby	$24,674	$28,006
Undistributed earnings allocated to restricted shares	(253)	(309)
Income available to Kirby common stockholders - basic	24,421	27,697
Undistributed earnings allocated to restricted shares	253	309
Undistributed earnings reallocated to restricted shares	(252)	(308)
Income available to Kirby common stockholders - diluted	$24,422	$27,698

Shares outstanding:
Weighted average common stock issued and outstanding	53,957	53,705
Weighted average unvested restricted stock	(552)	(593)
Weighted average common stock outstanding - basic	53,405	53,112
Dilutive effect of stock options	122	153
Weighted average common stock outstanding - diluted	53,527	53,265

Net earnings per share attributable to Kirby common stockholders:
Basic	$.46	$.52
Diluted	$.46	$.52

Certain outstanding options to purchase approximately 340,000 and 510,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2010 and 2009, respectively, as such stock options would have been antidilutive.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(10)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen.  The plan benefits are based on an employee’s years of service and compensation.  The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. No pension contribution was made in 2009 for the 2009 year as assets of the pension plan were 107% of the plan’s ABO at December 31, 2009.  The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company does not expect to make a pension contribution in 2010.  As of March 31, 2010, no 2010 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$1,715	$1,739	$—	$—
Interest cost	2,227	2,141	21	21
Expected return on plan assets	(2,332)	(1,893)	—	—
Amortization:
Actuarial loss	581	1,421	1	1
Prior service credit	(22)	(22)	—	—
Net periodic benefit cost	$2,169	$3,386	$22	$22

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(10)	RETIREMENT PLANS – (CONTINUED)

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Other Postretirement Benefits Postretirement Welfare Plan
	Three months ended March 31,
	2010	2009
Components of net periodic benefit cost:
Service cost	$64	$61
Interest cost	84	85
Amortization:
Actuarial gain	(73)	(76)
Prior service credit	10	10
Net periodic benefit cost	$85	$80

(11)	CONTINGENCIES

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(11)	CONTINGENCIES – (CONTINUED)

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business.  The aggregate notional value of these instruments is $28,337,000 at March 31, 2010, including $5,545,000 in letters of credit and debt guarantees, and $22,792,000 in performance bonds.  All of these instruments have an expiration date within four years.  The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties.  Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.  The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, fog and ice, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company.  For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.”  The weighted average number of common shares applicable to diluted earnings per share for the first quarter of 2010 and 2009 were 53,527,000 and 53,265,000, respectively.  The increase in the weighted average number of common shares for the 2010 first quarter compared with the 2009 first quarter primarily reflected the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 861 active tank barges, including 49 leased barges, and 16.6 million barrels of capacity as of March 31, 2010.  The Company operated an average of 224 inland towing vessels during the 2010 first quarter, of which an average of 58 were chartered.  The Company uses the United States inland waterway system to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals.  The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade.  Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.

For the 2010 first quarter, net earnings attributable to Kirby were $24,674,000, or $.46 per share, on revenues of $268,253,000, compared with 2009 first quarter net earnings attributable to Kirby of $28,006,000, or $.52 per share, on revenues of $277,661,000.  The 2010 first quarter performance as measured by volumes moved and tank barges utilized reflected improved business levels in the majority of the marine transportation markets when compared with most of 2009.  The higher demand and resulting higher equipment utilization was the result of improved petrochemical production and plant outages.  Offsetting the higher demand were lower spot contract and term contract rates negotiated throughout 2009, during a period of industry wide lower demand, lower equipment utilization and tank barge overcapacity.  The diesel engine services market reflected continued weak service levels and directs parts sales across the majority of the marine markets, partially offset by a continued stable power generation market and an improved railroad market when compared with 2009 demand.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

As a result of the lower demand during the 2008 fourth quarter and 2009 year in both the marine transportation and diesel engine services segments, the Company took specific steps during 2009 to reduce overhead and lower expenditures, including a reduction in its shore staff.  During the 2010 first quarter, the Company continued its cost reduction initiatives by further reducing its marine transportation and corporate overhead costs through retirements and staff reductions, incurring a charge of $4,072,000 before taxes, or $.05 per share.  Since its peak headcount in October 2008, the Company has reduced its shore staff by 22% through early retirements, staff reductions and employee attrition.

 The marine transportation segment operated an average of 224 towboats during the 2010 first quarter, compared with an average of 232 during the 2009 first quarter and 212 during the 2009 fourth quarter.  As demand softened during 2009, the Company released chartered towboats and laid-up Company owned towboats in an effort to balance horsepower needs with current requirements.  During the 2010 first quarter, a combination of improved volumes and winter weather conditions required additional towboats.

Marine Transportation

For the 2010 first quarter, 82% of the Company’s revenue was generated by its marine transportation segment.  The segment’s customers include many of the major petrochemical and refining companies that operate in the United States.  Products transported include raw materials for many of the end products used widely by businesses and consumers – plastics, fiber, paints, detergents, oil additives and paper, among others.  Consequently, the Company’s business tends to mirror the general performance of the United States economy and volumes produced by the Company’s customer base, enhanced by the inherent efficiencies of barge transportation which is generally the lowest cost mode of surface transportation.

The Company’s marine transportation segment’s revenue for the 2010 first quarter was flat with 2009 first quarter revenues while operating income decreased 8% when compared with the first quarter of 2009.  The marine transportation revenues reflected an improvement in tank barge demand and higher fuel prices, offset by lower term contract and spot contract pricing.  The higher tank barge demand levels drove higher equipment utilization in the majority of the Company’s markets.  Higher volumes from petrochemical customers, as well as supply chain disruptions caused by plant turnarounds and unscheduled plant maintenance, contributed to the higher demand levels.  Diesel fuel prices for the 2010 first quarter increased 37% compared with the 2009 first quarter, thereby positively impacting marine transportation revenues as fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts. Offsetting the improved demand and higher equipment utilization was the negative impact of lower term contract and spot contract rates negotiated throughout 2009 due to recessionary pressure and resulting lower industry-wide demand.

During the 2010 first quarter, approximately 75% of the marine transportation revenues were under term contracts and 25% were spot contract revenues.  Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 49% of the revenues under term contracts during the 2010 first quarter compared with 56% during the 2009 first quarter.  Term contract rates, renewed in the 2010 first quarter, generally decreased an average of approximately 10% when compared with term contract rate renewals in the first quarter of 2009, with signs of rates firming as the quarter progressed.  Spot contract rates, which include the cost of fuel, were down an average of 15% to 25% compared with the 2009 first quarter, but up an average of 3% to 6% when compared with the 2009 fourth quarter.  Effective January 1, 2010, annual escalators for labor and the producer price index on a number of multi-year contracts were neutral.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The marine transportation operating margin for the 2010 first quarter was 19.3% compared with 21.1% for the 2009 first quarter, reflecting the impact of the deterioration of term contract and spot contract pricing throughout the 2009 year, higher fuel costs and more difficult operating conditions that required additional horsepower, partially offset by the cost reduction initiatives implemented during 2009 and the 2010 first quarter.

Diesel Engine Services

For the 2010 first quarter, 18% of the Company’s revenue was generated by the diesel engine services segment, of which 66% was generated through service and 34% from direct parts sales.  The results of the diesel engine services segment are largely influenced by the economic cycles of the marine, power generation and railroad industries it serves.

The Company’s diesel engine services segment’s 2010 first quarter revenue decreased 17% while the operating income decreased 1% when compared with the first quarter of 2009.  Demand levels for service and direct parts sales across the majority of the marine markets, particularly the Gulf Coast oil services market, were weaker than the first quarter of 2009 as a result of the continued deferrals of major maintenance on customers’ idled equipment.  Both the 2010 and 2009 first quarters benefited from seasonal work for Midwest and Great Lakes medium-speed customers.  The medium-speed power generation market remained firm with modification projects and the medium-speed railroad market reflected an improvement in direct parts sales when compared with 2009 demand.

The diesel engine services segment’s operating margin for the 2010 first quarter was 10.4% compared with 8.7% for the first quarter of 2009, reflecting overall lower service and direct parts sales and resulting lower labor utilization, partially offset by the positive impact of the 2009 cost reduction initiatives.  The 2009 first quarter operating margin was negatively impacted by a charge for early retirements and staff reductions of $1,426,000.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2010 first quarter, with net cash provided by operating activities of $56,591,000 compared with net cash provided by operating activities for the 2009 first quarter of $81,445,000.  The 31% decrease was primarily from an increase in trade accounts receivable during the 2010 first quarter due to stronger revenues.  The 2009 first quarter included a 19% decrease in trade accounts receivable due to lower revenues associated with lower business activity levels.  In addition, during the 2010 and 2009 first quarters, the Company generated cash of $297,000 and $753,000, respectively, from the exercise of stock options and $1,897,000 and $672,000, respectively, from proceeds from the disposition of assets.  For the 2010 first quarter, cash generated was used for capital expenditures of $34,423,000, including $21,089,000 for new tank barge and towboat construction and $13,334,000 primarily for upgrading the existing marine transportation fleet.  The Company’s debt-to-capitalization ratio decreased to 15.6% at March 31, 2010 from 15.9% at December 31, 2009, primarily due to the increase in equity from net earnings attributable to Kirby for the 2010 first quarter of $24,674,000, exercise of stock options and the amortization of unearned equity compensation.  As of March 31, 2010, the Company had no outstanding balance under its $250,000,000 revolving credit facility and had $121,364,000 of cash and cash equivalents.

The Company projects that capital expenditures for 2010 will be in the $125,000,000 to $135,000,000 range, including approximately $60,000,000 for new tank barge and towboat construction, taking advantage of current attractive tank barge construction prices.   For 2010, new construction commitments from 2007 and 2008 orders include six tank barges with a total capacity of 118,000 barrels and three 1800 towboats.  New construction for 2010 will also include 55 barges, with a total capacity of 665,000 barrels, ordered in late 2009 for delivery throughout 2010 and early 2011.   During the 2010 first quarter, the Company took delivery of 18 new tank barges with a total capacity of 226,000 barrels, and one 1800 horsepower towboat.  During the 2010 first quarter, the Company also retired 20 tank barges, reducing its capacity by 365,000 barrels.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Outlook

The Company’s strong cash flow and unutilized loan facilities position the Company to take advantage of internal and external growth opportunities in its marine transportation and diesel engine services segments.  The marine transportation segment’s external growth opportunities include potential acquisitions of independent tank barge operators and captive fleet owners seeking to outsource tank barge requirements.  Increasing the fleet size would allow the Company to improve asset utilization through more backhaul opportunities, faster barge turnarounds, more efficient use of horsepower, barges positioned closer to cargoes, less cleaning due to operating more barges with compatible prior cargoes, lower incremental costs due to enhanced purchasing power and minimal incremental administrative staff.  The diesel engine services segment’s external growth opportunities include further consolidation of strategically located diesel service providers, and expanded service capability for other engine and marine gear related products.

Petrochemical demand on the Gulf Intracoastal Waterway and into the Midwest improved during the 2010 first quarter compared with most of 2009.  As the United States economy improves the Company should see additional improvement in demand.  During 2009, some incremental capacity was added to the industry fleet, with a reported 192 tank barges constructed and delivered.  The Company estimates that 140 tank barges were scrapped during 2009, for a net addition to the industry fleet of approximately 50 tank barges.  At the beginning of 2010, the Company estimates there were approximately 3,150 tank barges in the industry fleet, of which approximately 500 were over 35 years old and approximately 250 of those over 40 years old.  For 2010, the Company estimates that less than 100 tank barges will be constructed, of which 58 were ordered by the Company.  Given the age profile of the industry fleet, the Company expects older barges will continue to be removed from service and the industry’s supply versus demand will continue to move closer to balance.   The Company believes that the diesel engine services segment has reached the bottom of its business cycle.  However, no signs of improvement were seen in the 2010 first quarter.

Results of Operations

The Company reported first quarter 2010 net earnings attributable to Kirby of $24,674,000, or $.46 per share, on revenues of $268,253,000, compared with 2009 first quarter net earnings attributable to Kirby of $28,006,000, or $.52 per share, on revenues of $277,661,000.

Marine transportation revenues for the 2010 first quarter were $219,562,000, or 82% of total revenues, compared with $219,021,000, or 79% of total revenues, for the 2009 first quarter.  Diesel engine services revenues for the 2010 first quarter were $48,691,000, or 18% of total revenues, compared with $58,640,000, or 21% of total revenues, for the 2009 first quarter.

As a result of the lower demand during the 2008 fourth quarter and 2009 year in both the marine transportation and diesel engine services segments, the Company took specific steps during 2009 to reduce overhead and lower expenditures, including a reduction in its shore staff.  During the 2010 first quarter, the Company continued its cost reduction initiatives by further reducing its marine transportation and corporate overhead costs through retirements and staff reductions, incurring a charge of $4,072,000 before taxes, or $.05 per share.  Since its peak headcount in October 2008, the Company has reduced its shore staff by 22% through early retirements, staff reductions and employee attrition.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways.  As of March 31, 2010, the Company operated 861 active inland tank barges, with a total capacity of 16.6 million barrels, compared with 897 active inland tank barges at March 31, 2009, with a total capacity of 17.2 million barrels.   The Company operated an average of 224 active inland towing vessels during the 2010 first quarter compared with 232 during the first quarter of 2009.  The Company owns and operates four offshore dry-bulk barge and tug units engaged in the offshore transportation of dry-bulk cargoes.  The Company also owns a two-thirds interest in Osprey Line, L.L.C., which transports cargo containers and project cargoes by barge on the United States inland waterway system.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2010 compared with the three months ended March 31, 2009 (dollars in thousands):

	Three months ended March 31,
	2010	2009	% Change
Marine transportation revenues	$219,562	$219,021	─%

Costs and expenses:
Costs of sales and operating expenses	129,814	125,865	3
Selling, general and administrative	22,482	23,465	(4)
Taxes, other than on income	3,209	2,791	15
Depreciation and amortization	21,748	20,682	5
	177,253	172,803	3
Operating income	$42,309	$46,218	(8)%

Operating margins	19.3%	21.1%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first quarter of 2010, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2010 First Qtr. Revenue Distribution	Products Moved	Drivers
Petrochemicals	69%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70% Consumer durables – 30%

Black Oil Products	18%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	9%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	4%	Anhydrous Ammonia, Nitrogen- Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2010 first quarter were flat compared with the 2009 first quarter, reflecting some improvement in tank barge demand and equipment utilization in the majority of its markets due to higher volumes from petrochemical and refinery customers, and higher fuel costs.  The improvement was also driven by supply chain disruptions caused by petrochemical and refinery plant turnarounds.  Higher diesel fuel costs resulted in higher revenues as diesel fuel is a pass through to the customer through fuel escalation and de-escalation clauses in term contracts.

The petrochemical market, the Company’s largest market, contributed 69% of the marine transportation revenue for the 2010 first quarter.  During the 2010 first quarter, petrochemical transportation demand reflected higher business levels, driven by some improvement in overall production, as well as supply chain disruptions caused by petrochemical and refinery plant turnarounds and unscheduled plant maintenance.   The black oil products market, which contributed 18% of 2010 first quarter revenue, saw higher utilization of the fleet due in part to refinery turnarounds; however, lower rates and the movement of certain customers from time charter contracts to the spot contract market negatively impacted the 2010 first quarter.  The refined petroleum products market, which contributed 9% of 2010 first quarter marine transportation revenues, reflected continued lower demand for movements of products, consistent with prevailing conditions in the United States economy.  The agricultural chemical market, which contributed 4% of 2010 first quarter marine transportation revenue, was weak due to high Midwest inventory levels, fueled by heavy rain and snow which reduced the farmer’s ability to apply fertilizer.  In addition, diesel fuel prices for the 2010 first quarter increased 37% compared with the 2009 first quarter, thereby positively impacting marine transportation revenues.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

For the first quarter of 2010, the marine transportation segment incurred 1,822 delay days, 16% more than the 2009 first quarter delay days of 1,564.  Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions and other navigational factors.  The 2010 first quarter delay days reflected more normal winter weather conditions, including ice and high water conditions during portions of the quarter, compared with the 2009 first quarter that experienced milder winter weather conditions and more normal water levels.  The higher 2010 first quarter delay days led to increased operating expenses compared with the 2009 first quarter.

During the 2010 and 2009 first quarters, approximately 75% and 80%, respectively, of marine transportation revenues were under term contracts and 25% and 20%, respectively, were spot contract revenues.  The percentage applicable to term contracts declined beginning in the fourth quarter of 2009 as certain customers switched to spot contracts and in some cases short-term charters when their term contracts expired.  Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 49% of the revenues under term contracts during the 2010 first quarter compared with 56% in the 2009 first quarter.  Term contract rates, renewed in the 2010 first quarter, generally decreased an average of approximately 10% when compared with term contract rate renewals in the first quarter of 2009, with signs of firming as the quarter progressed.  Spot contract rates, which include the cost of fuel, were down an average of 15% to 25% compared with the 2009 first quarter, but up an average of 3% to 6% when compared with the 2009 fourth quarter.  Effective January 1, 2010, annual escalators for labor and the producer price index on a number of multi-year contracts were neutral. All marine transportation term contracts contain fuel escalation clauses.  Fuel escalation clauses are designed to recover additional fuel costs when fuel prices rise and rebate fuel costs when prices decline; however, there is generally a 30 to 90 day delay before contracts are adjusted.  Spot contract rates generally reflect current fuel prices at the time the contract is signed and do not have escalators for fuel.

Marine Transportation Costs and Expenses

Costs and expenses for the 2010 first quarter increased 3% compared with the 2009 first quarter, primarily reflecting higher costs and expenses associated with increased marine transportation demand, higher diesel fuel costs and $2,724,000 of the early retirements and staff reductions charge noted above.  In addition, unfavorable winter weather and operating conditions during the 2010 first quarter compared with the 2009 first quarter increased operating expenses.

Costs of sales and operating expenses for the 2010 first quarter increased 3% compared with the first quarter of 2009, reflecting higher expenses associated with the increased demand, higher diesel fuel costs as noted below, partially offset by the positive impact of cost saving initiatives.

The marine transportation segment operated an average of 224 towboats during the 2010 first quarter compared with 232 during the 2009 first quarter.  Since the fourth quarter of 2008 and continuing during 2009, as demand weakened the Company released chartered towboats and laid-up Company owned towboats in an effort to balance horsepower needs with current requirements.  The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2010 first quarter, the Company consumed 10.5 million gallons of diesel fuel compared to 9.7 million gallons consumed during the 2009 first quarter.  The average price per gallon of diesel fuel consumed during the 2010 first quarter was $2.14, an increase of 37% compared with $1.56 per gallon for the first quarter of 2009.  The higher gallons consumed during the 2010 first quarter reflected the increased demand in the segment’s upriver markets resulting in longer trip times and more difficult operating conditions that required additional horsepower.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Selling, general and administrative expenses for the 2010 first quarter decreased 4% compared with the 2009 first quarter, primarily the result of lower administrative salaries from the 2009 and 2010 first quarter retirements and staff reductions, and a lower provision for doubtful accounts, partially offset by higher incentive compensation accruals in the 2010 first quarter.  The 2010 first quarter included a retirement and shore staff reduction charge of $2,724,000 compared to a charge of $2,527,000 in the 2009 first quarter.

Taxes, other than on income, increased 15% for the 2010 first quarter compared with the first quarter of 2009, primarily the reflection of higher waterway user taxes from increased mileage associated with improved demand on taxable waterways and higher property taxes.

Depreciation and amortization for the 2010 first quarter increased 5% compared with the 2009 first quarter.  The increase was primarily attributable to increased capital expenditures, including new tank barges and towboats.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2010 first quarter decreased 8% compared with the 2009 first quarter.  The operating margin was 19.3% for the 2010 first quarter compared with 21.1% for the 2009 first quarter.  Both the lower operating income and lower operating margin were a reflection of lower term contract and spot contract rates negotiated throughout 2009 due to recessionary pressure and resulting industry-wide lower demand, higher fuel costs, and more difficult operating conditions during the 2010 first quarter that required additional horsepower, partially offset by the cost reduction initiatives implemented during 2009 and the 2010 first quarter.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2010 compared with the three months ended March 31, 2009 (dollars in thousands):

	Three months ended March 31,
	2010	2009	% Change
Diesel engine services revenues	$48,691	$58,640	(17)%

Costs and expenses:
Costs of sales and operating expenses	35,138	43,229	(19)
Selling, general and administrative	7,159	8,963	(20)
Taxes, other than on income	292	283	3
Depreciation and amortization	1,059	1,078	(2)
	43,648	53,553	(18)
Operating income	$5,043	$5,087	(1)%
Operating margins	10.4%	8.7%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company, the revenue distribution for the first quarter of 2010 and the customers for each market:

Markets Serviced	2010 First Qtr. Revenue Distribution	Customers
Marine	73%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers

Power Generation	18%	Standby Power Generation, Pumping Stations

Railroad	9%	Passenger (Transit Systems), Class II, Shortline, Industrial

Diesel engine services revenues for the 2010 first quarter decreased 17% compared with the first quarter of 2009, reflecting continued weak service levels and direct parts sales across the majority of the medium-speed and high-speed marine markets, particularly the Gulf Coast oil services market where customers continued to defer major maintenance on their idled equipment.  The weakness was partially offset by increased engine modification projects for medium-speed power generation customers and an improved medium-speed railroad market.   Both the 2010 and 2009 first quarters benefited from seasonal work for Midwest and Great Lakes medium-speed customers.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2010 first quarter decreased 18% compared with the 2009 first quarter.  The 2009 first quarter included a $1,426,000 early retirements and staff reductions charge applicable to the diesel engine services segment.  The 19% decrease in costs of sales and operating expenses quarter over quarter reflected the lower service and direct parts sales activity noted above, cost savings from the 2009 staff reductions and the impact of a $621,000 charge in the 2009 first quarter.  Selling, general and administrative expenses decreased 20%, reflecting the cost savings from the 2009 staff reductions and included a staff reduction charge of $805,000 in the 2009 first quarter.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2010 first quarter decreased 1% compared with the 2009 first quarter and the operating margin for the 2010 first quarter was 10.4% compared with 8.7% for the 2009 first quarter.  The 2009 first quarter included a $1,426,000 early retirements and staff reductions charge.   The 2010 first quarter operating income also reflected the continued weak medium-speed and high-speed Gulf Coast oil services and inland marine markets, substantially offset by cost reduction initiatives implemented during 2009.  The 2010 first quarter operating margin reflected the lower service and direct parts sales and resulting lower labor utilization, partially offset by the positive impact of the 2009 cost reduction initiatives.  The 2009 first quarter operating margin was negatively impacted by the $1,426,000 charge for early retirements and staff reductions noted above.

General Corporate Expenses

General corporate expenses for the 2010 first quarter were $4,295,000 compared with $2,909,000 for the first quarter of 2009.  The 48% increase primarily reflected a retirements and staff reductions charge of $1,088,000 in the 2010 first quarter and higher incentive compensation accruals.

Loss (Gain) on Disposition of Assets

The Company reported a net loss on disposition of assets of $44,000 for the 2010 first quarter compared with a net gain on disposition of assets of $244,000 for the 2009 first quarter.  The net loss and gain were predominantly from the sale of retired marine equipment.

Other Income

The following table sets forth other income, noncontrolling interests and interest expense for the three months ended March 31, 2010 compared with the three months ended March 31, 2009 (dollars in thousands):

	Three months ended March 31,
	2010	2009	% Change

Other income	$12	$95	(87)%
Noncontrolling interests	$(237)	$(458)	48%
Interest expense	$(2,668)	$(2,813)	(5)%

Interest Expense

Interest expense for the 2010 first quarter decreased 5% compared with the first quarter of 2009, primarily the result of lower average debt levels, partially offset by higher average interest rates.  The average debt and average interest rate for the 2010 and 2009 first quarters, including the effect of interest rate swaps, were $200,227,000 and 5.4%, compared with $241,450,000 and 4.7%, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of March 31, 2010 were $1,681,608,000 compared with $1,635,963,000 as of December 31, 2009.  The following table sets forth the significant components of the balance sheet as of March 31, 2010 compared with December 31, 2009 (dollars in thousands):

	March 31,	December 31,
	2010	2009	% Change
Assets:
Current assets	$336,752	$300,097	12%
Property and equipment, net	1,094,687	1,085,057	1
Goodwill, net	228,873	228,873	—
Other assets	21,296	21,936	(3)
	$1,681,608	$1,635,963	3%
Liabilities and stockholders’ equity:
Current liabilities	$151,664	$137,104	11%
Long-term debt – less current portion	200,193	200,204	—
Deferred income taxes	202,445	200,397	1
Other long-term liabilities	44,436	42,163	5
Equity	1,082,870	1,056,095	3
	$1,681,608	$1,635,963	3%

Current assets as of March 31, 2010 increased 12% compared with December 31, 2009, primarily reflecting a 24% increase in cash and cash equivalents.  Trade accounts receivable also increased 10%, a reflection of higher first quarter marine transportation and diesel engine services revenues when compared with the 2009 fourth quarter.  In addition, higher diesel fuel costs also positively impacted marine transportation revenues.  Partially offsetting the overall increase was an 8% decrease in finished goods inventory due to the continued reduction of diesel engine services inventory levels during this period of economic recession.

Property and equipment, net of accumulated depreciation, at March 31, 2010 increased 1% compared with December 31, 2009.  The increase reflected $34,423,000 of capital expenditures for the 2010 first quarter, more fully described under Capital Expenditures below, less $22,718,000 of depreciation expense for the first three months of 2010 and $2,075,000 of property disposals during the 2010 first quarter.

Current liabilities as of March 31, 2010 increased 11% compared with December 31, 2009.  Accounts payable increased 15%, a reflection of the higher business activity levels during the 2010 first quarter in the marine transportation segment and higher shipyard accruals.  Income taxes payable increased 238%, primarily reflecting the current federal tax provision for the 2010 first quarter, with the first 2010 year federal quarterly tax payment not due until April 2010.  Accrued liabilities decreased 7%, primarily from the payment during the 2010 first quarter of employee incentive compensation bonuses accrued during 2009.

Long-term debt, less current portion, as of March 31, 2010 was in line with December 31, 2009 as the Company had no outstanding balance under its $250,000,000 revolving credit facility during the first three months of 2010.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Deferred income taxes as of March 31, 2010 increased 1% compared with December 31, 2009.  The increase was primarily due to a 2010 first quarter deferred tax provision of $2,237,000.

Equity as of March 31, 2010 increased 3% compared with December 31, 2009.  The increase was the result of $24,674,000 of net earnings attributable to Kirby for the first three months of 2010, a $3,205,000 decrease in treasury stock and a decrease of $590,000 in accumulated other comprehensive income.  The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock.  The decrease in accumulated other comprehensive income primarily resulted from the net change in fair value of interest rate swap agreements, net of taxes, more fully described under Fair Value of Derivative Instruments below, partially offset by the decrease in unrecognized losses related to the Company’s defined benefit plans.

Long-Term Financing

The Company has a $250,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank, with a maturity date of June 14, 2011.  The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment.  The unsecured Revolving Credit Facility has a variable interest rate based on LIBOR that varies with the Company’s senior debt rating and the level of debt outstanding.  As of March 31, 2010, the Company was in compliance with all Revolving Credit Facility covenants and had no borrowings outstanding under the Revolving Credit Facility during any portion of the quarter.  The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit.  Outstanding letters of credit under the Revolving Credit Facility were $1,642,000 as of March 31, 2010.

The Company has $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013.  The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%.  The Senior Notes are callable, at the Company’s option, at par.  No principal payments are required until maturity in February 2013.  As of March 31, 2010, $200,000,000 was outstanding under the Senior Notes and the average interest rate was 0.8% for the 2010 first quarter.  The Company was in compliance with all Senior Notes covenants at March 31, 2010.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2010.  The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued.  The Company did not have any borrowings outstanding under the Credit Line as of March 31, 2010.  Outstanding letters of credit under the Credit Line were $575,000 as of March 31, 2010.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the LIBOR to quarterly fixed rate payments. As of March 31, 2010, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of March 31, 2010, the Company has a purchased Euro call option with a 1.28 strike price in the amount of 528,180 Euros maturing on December 1, 2010. The purchased call option is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the purchased call option agreement is effective, is recognized in OCI until the purchased call option expires and is recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet at March 31, 2010 and December 31, 2009 (in thousands):

Asset Derivatives	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:

Foreign exchange contracts	Prepaid expenses and other current assets	$52	$138
Total derivatives designated as hedging instruments under ASC 815		$52	$138
Total asset derivatives		$52	$138

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at March 31, 2010 and December 31, 2009 (in thousands):

Liability Derivatives	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:

Interest rate contracts	Other long-term liabilities	$16,633	$15,301
Total derivatives designated as hedging instruments under ASC 815		$16,633	$15,301
Total liability derivatives		$16,633	$15,301

Fair value amounts were derived as of March 31, 2010 and December 31, 2009 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments.  These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices.  The fair value of the Company’s derivative instruments is described above in Note 3, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months ended March 31, 2010 and 2009 (in thousands):

		Amount of Gain (Loss) Recognized in OCI on Derivatives (EffectivePortion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Three months ended March 31,		Three months ended March 31,
Flow Hedging Relationships:	(Effective Portion)	2010	2009	2010	2009
Interest rate contracts	Interest expense	$(1,332)	$756	$(2,147)	$(1,373)
Foreign exchange contracts	Cost and sales of operating expenses	(52)	(86)	22	—
Total		$(1,384)	$670	$(2,125)	$(1,373)

The Company anticipates $5,158,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $17,000 of net loss on a foreign currency contract included in accumulated OCI will be transferred into earnings over the next year based on the maturity date being less than twelve months on the purchased call option.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Capital Expenditures

Capital expenditures for the 2010 first quarter were $34,423,000, of which $21,089,000 was for construction of new tank barges and towboats, and $13,334,000 was primarily for upgrading of the existing marine transportation fleet.  Capital expenditures for the 2009 first quarter were $64,845,000, of which $48,500,000 was for construction of new tank barges and towboats, and $16,345,000 was primarily for upgrading of the existing marine transportation fleet. Financing of the construction of the new tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2010 first quarter, the Company took delivery of 18 new barges with a total capacity of 226,000 barrels, and one new 1800 horsepower towboat. The Company projects that capital expenditures for 2010 will be in the $125,000,000 to $135,000,000 range, including approximately $60,000,000 for new tank barge and towboat construction. For 2010, new construction commitments from 2007 and 2008 orders include six barges with a total capacity of 118,000 barrels and three 1800 horsepower towboats. New construction for 2010 will also include 55 barges, with a total capacity of 665,000 barrels, ordered in late 2009 for delivery throughout 2010 and early 2011.

Funding for future capital expenditures and new barge and towboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2010 first quarter.  As of May 6, 2010, the Company had 1,400,000 shares available under its existing repurchase authorization.  Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility.  The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions.  When purchasing its common stock, the Company is subject to price, trading volume and other market considerations.  Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $56,591,000 during the three months ended March 31, 2010 compared with $81,445,000 generated during the three months ended March 31, 2009.  The 2010 first quarter experienced a net increase in cash flows from changes in operating assets and liabilities of $1,449,000 compared with a net increase in the 2009 first quarter of $19,170,000, primarily due to a decrease in receivables in the 2009 first quarter as a result of decreased revenues due to weaker business activity levels.

Funds generated are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements.  In addition to net cash flow provided by operating activities, the Company also had available  as  of  May 6, 2010, $248,358,000 under its Revolving Credit Facility and $4,425,000 available under its Credit Line and cash and cash equivalents of $125,346,000.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for pricing grids on its Revolving Credit Facility.

The Company expects to continue to fund expenditures for acquisitions, capital expenditure projects, common stock repurchases, repayment of borrowings, and for other corporate and operating requirements from a combination of available cash and cash equivalents, funds generated from operating activities and available financing arrangements.

The Revolving Credit Facility’s commitment is in the amount of $250,000,000 and expires June 14, 2011.  As of March 31, 2010, the Company had $248,328,000 available under the Revolving Credit Facility.  Future extensions of the Revolving Credit Facility may contain terms that are less favorable than those of the current Revolving Credit Facility should current credit market volatility be prolonged for several years.  The Revolving Credit Facility also allows for an increase in the commitments from the banks from the current $250,000,000 level up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment.  Based on current economic conditions and credit market volatility, there is no guarantee that the participating banks would elect to increase the commitment, and if they did, the terms may be less favorable than the current Revolving Credit Facility.  The Senior Notes do not mature until 2013 and require no prepayments.  Bond and private placement markets have been negatively impacted by the worldwide credit crisis, which has resulted in more restrictive access by issuers and higher costs.  While the Company has no current plans to access the bond market or private placement market, should the Company decide to do so in the near term, the terms, size and cost of a new debt issue could be less favorable.

Current market conditions also elevate the concern over counterparty risks related to the Company’s interest rate swap agreements used to hedge the Company’s exposure to fluctuating interest rates.  The counterparties to these contracts are large multinational banks.  The Company may not realize the benefit of some of its hedges should one of these financial counterparties not perform.

There are numerous factors that may negatively impact the Company’s cash flow in 2010. For a list of significant risks and uncertainties that could impact cash flows, see Note 12, Contingencies and Commitments, and Item 1A – Risk Factors, in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt, in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business.  The aggregate notional value of these instruments is $28,337,000 at March 31, 2010, including $5,545,000 in letters of credit and debt guarantees, and $22,792,000 in performance bonds.  All of these instruments have an expiration date within four years.  The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

All marine transportation term contracts contain fuel escalation clauses.  However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific contract.  In general, the fuel escalation clauses are effective over the long-term in allowing the Company to recover changes in fuel costs due to fuel price changes.  However, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs.  Spot contract rates generally reflect current fuel prices at the time the contract is signed and do not have escalators for fuel.

During the last three years, inflation has had a relatively minor effect on the financial results of the Company.  The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel as noted above, can be passed through to its customers.  Spot contracts rates include the cost of fuel and are subject to market volatility.  The repair portion of the diesel engine services segment is based on prevailing current market rates.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. As of March 31, 2010, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of March 31, 2010, the Company has a purchased Euro call option with a 1.28 strike price in the amount of 528,180 Euros maturing on December 1, 2010. The purchased call option is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the purchased call option agreement is effective, is recognized in OCI until the purchased call option expires and is recognized in cost of sales and operating expenses.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet at March 31, 2010 and December 31, 2009 (in thousands):

Asset Derivatives	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:

Foreign exchange contracts	Prepaid expenses and other current assets	$52	$138
Total derivatives designated as hedging instruments under ASC 815		$52	$138
Total asset derivatives		$52	$138

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at March 31, 2010 and December 31, 2009 (in thousands):

Liability Derivatives	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:

Interest rate contracts	Other long-term liabilities	$16,633	$15,301
Total derivatives designated as hedging instruments under ASC 815		$16,633	$15,301
Total liability derivatives		$16,633	$15,301

Fair value amounts were derived as of March 31, 2010 and December 31, 2009 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments.  These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices.  The fair value of the Company’s derivative instruments is described above in Note 3, Fair Value Measurements.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months ended March 31, 2010 and 2009 (in thousands):

		Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Three months ended March 31,		Three months ended March 31,
Flow Hedging Relationships:	(Effective Portion)	2010	2009	2010	2009
Interest rate contracts	Interest expense	$(1,332)	$756	$(2,147)	$(1,373)
Foreign exchange contracts	Cost and sales of operating expenses	(52)	(86)	22	—
Total		$(1,384)	$670	$(2,125)	$(1,373)

The Company anticipates $5,158,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $17,000 of net loss on a foreign currency contract included in accumulated OCI will be transferred into earnings over the next year based on the maturity date being less than twelve months on the purchased call option.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2010, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

KIRBY CORPORATION
(Registrant)

	By:	DAVID W. GRZEBINSKI
David W. Grzebinski
Executive Vice President and
Chief Financial Officer
Dated: May 6, 2010