Form 10-Q
period 2010-06-30
KIRBY CORP
filed 2010-08-09
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on July 30, 2010 was 53,951,000.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS

	June 30, 2010	December 31, 2009
	($ in thousands)
Current assets:
Cash and cash equivalents	$140,751	$97,836
Accounts receivable:
Trade – less allowance for doubtful accounts	143,062	132,660
Other	10,882	7,379
Inventory – finished goods	37,005	39,793
Prepaid expenses and other current assets	14,668	14,963
Deferred income taxes	7,406	7,466

Total current assets	353,774	300,097

Property and equipment	1,811,434	1,772,359
Less accumulated depreciation	(709,143)	(687,302)

Property and equipment - net	1,102,291	1,085,057

Goodwill – net	228,873	228,873
Other assets	20,691	21,936

Total assets	$1,705,629	$1,635,963

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2010	December 31, 2009
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$33	$35
Income taxes payable	3,858	5,210
Accounts payable	64,372	52,091
Accrued liabilities	60,856	67,471
Deferred revenues	10,289	12,297

Total current liabilities	139,408	137,104

Long-term debt – less current portion	200,157	200,204
Deferred income taxes	200,175	200,397
Other long-term liabilities	53,275	42,163

Total long-term liabilities	453,607	442,764

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Preferred stock, $1.00 par value per share. Authorized 20,000,000 shares	—	—
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 57,337,000 shares	5,734	5,734
Additional paid-in capital	232,864	229,724
Accumulated other comprehensive income – net	(34,812)	(30,468)
Retained earnings	984,308	930,366
Treasury stock – at cost, 3,243,000 at June 30, 2010 and 3,500,000 at December 31, 2009	(78,585)	(82,893)

Total Kirby stockholders’ equity	1,109,509	1,052,463
Noncontrolling interests	3,105	3,632

Total equity	1,112,614	1,056,095

Total liabilities and equity	$1,705,629	$1,635,963

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$230,256	$217,906	$449,818	$436,927
Diesel engine services	43,413	54,837	92,104	113,477

Total revenues	273,669	272,743	541,922	550,404

Costs and expenses:
Costs of sales and operating expenses	168,927	160,710	333,879	329,804
Selling, general and administrative	27,661	28,734	61,032	63,544
Taxes, other than on income	3,576	3,193	7,079	6,278
Depreciation and amortization	22,854	22,519	46,224	44,795
Loss (gain) on disposition of assets	19	(120)	63	(364)

Total costs and expenses	223,037	215,036	448,277	444,057

Operating income	50,632	57,707	93,645	106,347
Other income	30	91	42	186
Interest expense	(2,697)	(2,793)	(5,365)	(5,606)

Earnings before taxes on income	47,965	55,005	88,322	100,927
Provision for taxes on income	(18,322)	(21,020)	(33,768)	(38,478)

Net earnings	29,643	33,985	54,554	62,449
Less: Net earnings attributable to noncontrolling interests	(375)	(266)	(612)	(724)

Net earnings attributable to Kirby	$29,268	$33,719	$53,942	$61,725

Net earnings per share attributable to Kirby common stockholders:
Basic	$.54	$.63	$1.00	$1.15

Diluted	$.54	$.63	$1.00	$1.15

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2010	2009
	($ in thousands)
Cash flows from operating activities:
Net earnings	$54,554	$62,449
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	46,224	44,795
Provision for deferred income taxes	2,420	18,901
Amortization of unearned compensation	6,742	4,019
Other	(86)	218
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities:
Accounts receivable	(12,202)	44,347
Other, net	5,387	(23,171)

Net cash provided by operating activities	103,039	151,558

Cash flows from investing activities:
Capital expenditures	(67,637)	(116,608)
Proceeds from disposition of assets	6,223	886

Net cash used in investing activities	(61,414)	(115,722)

Cash flows from financing activities:
Payments on bank credit facilities, net	—	(36,000)
Payments on long-term debt, net	(48)	(915)
Proceeds from exercise of stock options	3,671	1,532
Purchase of treasury stock	(1,697)	—
Excess tax benefit from equity compensation plans	503	306
Other	(1,139)	(928)

Net cash provided by (used in) financing activities	1,290	(36,005)

Increase (decrease) in cash and cash equivalents	42,915	(169)

Cash and cash equivalents, beginning of year	97,836	8,647

Cash and cash equivalents, end of period	$140,751	$8,478

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$5,181	$5,495
Income taxes	$34,805	$16,834

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2010 and December 31, 2009, and the results of operations for the three months and six months ended June 30, 2010 and 2009.

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

(2)	ACCOUNTING ADOPTIONS

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

The accounting guidance for using fair value to measure certain assets and liabilities establishes a three tier value hierarchy, which prioritizes the inputs to valuation techniques used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little, if any, market data exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing the asset or liability.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(3)	FAIR VALUE MEASUREMENTS — (CONTINUED)

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at June 30, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$12	$—	$12

Liabilities:
Derivatives	$—	$18,438	$—	$18,438

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2009 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$138	$—	$138

Liabilities:
Derivatives	$—	$15,301	$—	$15,301

The fair value of the Company’s derivative instruments is more fully described below in Note 4, Derivative Instruments.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments. The Company is of the opinion that amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt due to their variable interest rates.

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets are adjusted to fair value when there is evidence of impairment. During the six months ended June 30, 2010, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the London Interbank Offered Rate (“LIBOR”) to quarterly fixed rate payments. As of June 30, 2010, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional Amount	Effective date	Termination date	Fixed pay rate	Receive rate

$100,000	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	November 2008	February 2013	3.50%	Three-month LIBOR
$50,000	May 2009	February 2013	3.795%	Three-month LIBOR

Foreign Currency Risk Management

From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to its forecasted foreign currency transactions to attempt to reduce the risk of its exposure to foreign currency rate fluctuations in its transactions denominated in foreign currency. These transactions, which relate to foreign currency obligations for the purchase of equipment from foreign suppliers or foreign currency receipts from foreign customers, generally are forward contracts or purchased call options and are entered into with large multinational banks.

As of June 30, 2010, the Company has a purchased Euro call option with a 1.28 strike price in the amount of 528,180 Euros maturing on December 1, 2010. The purchased call option is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the purchased call option agreement is effective, is recognized in OCI until the purchased call option expires and is recognized in cost of sales and operating expenses.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(4)	DERIVATIVE INSTRUMENTS — (CONTINUED)

As of June 30, 2010, the Company has forward contracts with notional amounts aggregating $15,389,000 to hedge exposure to currency rate fluctuations in expected foreign currency receipts. These contracts expire on various dates beginning in the third quarter of 2010 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet at June 30, 2010 and December 31, 2009 (in thousands):

Asset Derivatives	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Prepaid expenses and other current assets	$12	$138

Total derivatives designated as hedging instruments under ASC 815		$12	$138

Total asset derivatives		$12	$138

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at June 30, 2010 and December 31, 2009 (in thousands):

Liability Derivatives	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Accrued liabilities	$189	$—
Foreign currency contracts	Other long-term liabilities	268	—
Interest rate contracts	Other long-term liabilities	17,981	15,301

Total derivatives designated as hedging instruments under ASC 815		$18,438	$15,301

Total liability derivatives		$18,438	$15,301

Fair value amounts were derived as of June 30, 2010 and December 31, 2009 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 3, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and six months ended June 30, 2010 and 2009 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended June 30,		Three months ended June 30,
		2010	2009	2010	2009
Interest rate contracts	Interest expense	$(1,348)	$4,995	$(2,120)	$(1,789)
Foreign currency contracts	Cost of sales and operating expenses	(496)	21	—	—

Total		$(1,844)	$5,016	$(2,120)	$(1,789)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Six months ended June 30,		Six months ended June 30,
		2010	2009	2010	2009
Interest rate contracts	Interest expense	$(2,680)	$5,751	$(4,267)	$(3,162)
Foreign currency contracts	Cost of sales and operating expenses	(548)	(65)	22	—

Total		$(3,228)	$5,686	$(4,245)	$(3,162)

The Company anticipates $4,802,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $177,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(5)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Compensation cost	$2,073	$2,179	$6,742	$4,019
Income tax benefit	799	836	2,596	1,543

The Company has two employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock. For both of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to January 25, 2010 are five years and vest ratably over three years. Options granted on or after January 25, 2010 have terms of seven years and vest ratably over three years. At June 30, 2010, 1,455,152 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plans described above for the six months ended June 30, 2010:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2009	640,483	$33.39
Granted	103,999	$32.60
Exercised	(186,143)	$28.30
Canceled or expired	(81,492)	$45.73

Outstanding at June 30, 2010	476,847	$33.10

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at June 30, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$23.98 - $27.60	186,987	2.83	$24.71		94,152	$25.43
$31.35 - $34.40	119,999	6.06	$32.78		6,666	$34.40
$35.66 - $36.94	77,658	1.84	$35.76		73,658	$35.73
$48.00 - $48.65	92,203	2.61	$48.28		61,467	$48.28

$23.98 - $48.65	476,847	3.43	$33.10	$2,457,000	235,943	$34.85	$801,000

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(5)	STOCK AWARD PLANS — (CONTINUED)

The following is a summary of the restricted stock award activity under the employee plans described above for the six months ended June 30, 2010:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2009	542,679	$30.70
Granted	196,694	$33.38
Vested	(233,031)	$39.42
Forfeited	(2,843)	$31.69

Nonvested balance at June 30, 2010	503,499	$31.95

The Company has two director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options can be granted under one of the plans. The 2000 Director Plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted when first elected a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At June 30, 2010, 324,766 shares were available for future grants under the 2000 Director Plan. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

The following is a summary of the stock option activity under the director plans described above for the six months ended June 30, 2010:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2009	301,937	$33.43
Granted	57,492	$41.24
Exercised	(3,000)	$10.67

Outstanding June 30, 2010	356,429	$34.88

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(5)	STOCK AWARD PLANS — (CONTINUED)

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at June 30, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.06 - $12.69	31,356	1.56	$11.10		31,356	$11.10
$15.74 - $29.60	102,247	6.16	$23.75		102,247	$23.75
$35.17 - $36.82	96,036	6.20	$35.81		96,036	$35.81
$41.24 - $55.49	126,790	8.73	$49.03		70,170	$55.31

$10.06 - $55.49	356,429	6.67	$34.88	$1,202,000	299,809	$33.68	$1,371,000

The following is a summary of the restricted stock award activity under the director plan described above for the six months ended June 30, 2010:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2009	732	$29.77
Granted	11,097	$41.33
Vested	(1,254)	$34.58

Nonvested balance at June 30, 2010	10,575	$41.33

The total intrinsic value of all stock options exercised under all of the Company’s plans was $2,184,000 and $983,000 for the six months ended June 30, 2010 and 2009, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $841,000 and $378,000 for the six months ended June 30, 2010 and 2009, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $8,328,000 and $3,859,000 for the six months ended June 30, 2010 and 2009, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $3,206,000 and $1,482,000 for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, there was $2,559,000 of unrecognized compensation cost related to nonvested stock options and $14,196,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.9 years and restricted stock over approximately 3.2 years. The total fair value of stock options vested was $2,484,000 and $1,902,000 during the six months ended June 30, 2010 and 2009, respectively. The fair value of the restricted stock vested was $8,328,000 and $3,859,000 for the six months ended June 30, 2010 and 2009, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(5)	STOCK AWARD PLANS — (CONTINUED)

The weighted average per share fair value of options granted during the six months ended June 30, 2010 and 2009 was $13.81 and $8.15, respectively. The fair value of the options granted during the six months ended June 30, 2010 and 2009 was $2,231,000 and $2,271,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the six months ended June 30, 2010 and 2009 were as follows:

	Six months ended June 30,
	2010	2009

Dividend yield	None	None
Average risk-free interest rate	3.1%	1.9%
Stock price volatility	33%	33%
Estimated option term	Six years or seven years	Four years or eight years

(6)	COMPREHENSIVE INCOME

The Company’s total comprehensive income for the three months and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net earnings	$29,643	$33,985	$54,554	$62,449

Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	(2,587)	1,450	(2,281)	2,274
Change in fair value of derivative financial instruments	(1,167)	3,259	(2,063)	3,700

Total other comprehensive income (loss), net of taxes	(3,754)	4,709	(4,344)	5,974

Total comprehensive income (loss), net of taxes	25,889	38,694	50,210	68,423
Net earnings attributable to noncontrolling interests	(375)	(266)	(612)	(724)

Comprehensive income attributable to Kirby	$25,514	$38,428	$49,598	$67,699

(7)	SEGMENT DATA

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

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and six months ended June 30, 2010 and 2009 and total assets as of June 30, 2010 and December 31, 2009 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues:
Marine transportation	$230,256	$217,906	$449,818	$436,927
Diesel engine services	43,413	54,837	92,104	113,477

	$273,669	$272,743	$541,922	$550,404

Segment profit (loss):
Marine transportation	$49,654	$53,137	$91,963	$99,355
Diesel engine services	4,117	7,457	9,160	12,544
Other	(5,806)	(5,589)	(12,801)	(10,972)

	$47,965	$55,005	$88,322	$100,927

			June 30, 2010	December 31, 2009

Total assets:
Marine transportation			$1,364,598	$1,336,358
Diesel engine services			180,574	185,573
Other			160,457	114,032

			$1,705,629	$1,635,963

The following table presents the details of “Other” segment loss for the three months and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

General corporate expenses	$(3,120)	$(3,007)	$(7,415)	$(5,916)
Gain (loss) on disposition of assets	(19)	120	(63)	364
Interest expense	(2,697)	(2,793)	(5,365)	(5,606)
Other income	30	91	42	186

	$(5,806)	$(5,589)	$(12,801)	$(10,972)

The following table presents the details of “Other” total assets as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009

General corporate assets	$157,270	$110,980
Investment in affiliates	3,187	3,052

	$160,457	$114,032

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(8)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Earnings before taxes on income – United States	$47,965	$55,005	$88,322	$100,927

Provision for taxes on income:
Federal:
Current	$16,045	$9,230	$27,489	$15,168
Deferred	183	9,381	2,420	18,901
State and local	2,094	2,409	3,859	4,409

	$18,322	$21,020	$33,768	$38,478

(9)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share of common stock for the three months and six months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net earnings attributable to Kirby	$29,268	$33,719	$53,942	$61,725
Undistributed earnings allocated to restricted shares	(278)	(381)	(532)	(689)

Income available to Kirby common stockholders - basic	28,990	33,338	53,410	61,036
Undistributed earnings allocated to restricted shares	278	381	532	689
Undistributed earnings reallocated to restricted shares	(277)	(380)	(530)	(688)

Income available to Kirby common stockholders - diluted	$28,991	$33,339	$53,412	$61,037

Shares outstanding:
Weighted average common stock issued and outstanding	54,081	53,793	54,020	53,750
Weighted average unvested restricted stock	(513)	(608)	(532)	(601)

Weighted average common stock outstanding - basic	53,568	53,185	53,488	53,149
Dilutive effect of stock options	145	88	133	121

Weighted average common stock outstanding - diluted	53,713	53,273	53,621	53,270

Net earnings per share attributable to Kirby common stockholders:
Basic	$.54	$.63	$1.00	$1.15

Diluted	$.54	$.63	$1.00	$1.15

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(9)	EARNINGS PER SHARE — (CONTINUED)

Certain outstanding options to purchase approximately 323,000 and 452,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2010 and 2009, respectively, as such stock options would have been antidilutive.

(10)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. No pension contribution was made in 2009 for the 2009 year as assets of the pension plan were 107% of the plan’s ABO at December 31, 2009. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to contribute between $15,000,000 and $30,000,000 to its pension plan prior to December 31, 2010 to fund its 2010 pension plan obligations. As of June 30, 2010, no 2010 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$1,798	$1,523	$—	$—
Interest cost	2,570	2,102	21	21
Expected return on plan assets	(2,429)	(1,774)	—	—
Amortization:
Actuarial loss	1,032	1,412	—	—
Prior service credit	(23)	(23)	—	—

Net periodic benefit cost	$2,948	$3,240	$21	$21

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(10)	RETIREMENT PLANS — (CONTINUED)

	Pension Benefits
	Pension Plan		SERP
	Six months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$3,513	$3,262	$—	$—
Interest cost	4,797	4,243	42	42
Expected return on plan assets	(4,761)	(3,667)	—	—
Amortization:
Actuarial loss	1,613	2,833	1	1
Prior service credit	(45)	(45)	—	—

Net periodic benefit cost	$5,117	$6,626	$43	$43

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Other Postretirement Benefits Postretirement Welfare Plan Three months ended June 30,		Other Postretirement Benefits Postretirement Welfare Plan Six months ended June 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$(64)	$63	$—	$124
Interest cost	(27)	78	57	163
Amortization:
Actuarial gain	(171)	(88)	(244)	(164)
Prior service cost	197	10	207	20

Net periodic benefit cost	$(65)	$63	$20	$143

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(11)	CONTINGENCIES

In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Palmer Barge Line Superfund Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study and, subsequently, a limited remediation was performed and is now complete. During the 2007 third quarter, five new PRP’s entered into an agreement with the EPA in regards to the Palmer Site. In July 2008, the EPA sent a letter to approximately 30 PRPs for the Palmer site, including the Company, indicating that it intends to pursue recovery of $2,949,000 of costs it incurred in relation to the site. The Company and the other PRPs continue to discuss suggested pro rata allocations of all PRPs with the EPA and the U.S. Department of Justice in order to resolve the EPA’s past cost claim.

In 2000, the Company and approximately 50 other companies were notified that they are PRPs under the CERCLA with respect to a Superfund site, the State Marine of Port Arthur Superfund Site (“State Marine”), located in Port Arthur, Texas. In the past, State Marine had performed tank barge cleaning and services to various subsidiaries of the Company. In March 2010, the Department of Justice and EPA issued a letter to seven PRPs, which include the former owners/operator of the site and others including the Company, indicating their intent to pursue reimbursement of its past costs of approximately $2,902,000 in connection with clean-up activities in relation to the site. The Company and the other PRPs have requested documentation concerning the site activities related to all PRPs in order to determine appropriate allocation of past costs relative to activities at the site. The Company and other PRPs will meet with the EPA and the Department of Justice after developing further information on relative responsibility for the government’s past cost claim.

With respect to the above sites, the Company is unable to estimate its potential liability for its portion of the EPA’s past costs claim due to various factors which including a determination of the Company’s liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $31,450,000 at June 30, 2010, including $8,658,000 in letters of credit and debt guarantees, and $22,792,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the three months and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Weighted average number of common stock - diluted	53,713	53,273	53,621	53,270

The increase in the weighted average number of common shares for both 2010 periods compared with the 2009 periods primarily reflected the issuance of restricted stock and the exercise of stock options, partially offset by common stock repurchases in the 2010 second quarter.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 860 active tank barges, including 54 leased barges, and 16.5 million barrels of capacity as of June 30, 2010. The Company operated an average of 221 inland towing vessels during the 2010 second quarter, of which an average of 59 were chartered. The Company uses the United States inland waterway system to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

For the 2010 second quarter, net earnings attributable to Kirby were $29,268,000, or $.54 per share, on revenues of $273,669,000, compared with 2009 second quarter net earnings attributable to Kirby of $33,719,000, or $.63 per share, on revenues of $272,743,000. For the 2010 first six months, net earnings attributable to Kirby were $53,942,000, or $1.00 per share, on revenues of $541,922,000, compared with the 2009 first six months net earnings attributable to Kirby of $61,725,000, or $1.15 per share, on revenues of $550,404,000. The 2010 second quarter and first six months performance, as measured by volumes moved and tank barges utilized, reflected improved business levels in the majority of the marine transportation markets when compared with the four quarters of 2009. The higher demand and resulting higher equipment utilization reflected modestly higher United States refinery and petrochemical production during the 2010 first half, as well as supply chain disruptions caused by plant outages during the 2010 first quarter. Offsetting the higher demand were lower term contract and spot contract rates negotiated throughout 2009 and the 2010 first half, during a recessionary period of industry wide lower demand, lower equipment utilization and tank barge overcapacity. Business levels in the diesel engine services segment’s marine markets remained weak, particularly the Gulf Coast oil services market as customers continue to defer major maintenance projects, but were partially offset by a continued stable power generation market and an improved railroad market when compared with 2009 demand.

As a result of the lower demand during the 2008 fourth quarter and 2009 year in both the marine transportation and diesel engine services segments, the Company took specific steps during 2009 to reduce overhead and lower expenditures, including reductions in its shore staff. During the 2010 first quarter, the Company continued its cost reduction initiatives by further reducing its marine transportation and corporate overhead costs through retirements and staff reductions, incurring a charge of $4,072,000 before taxes, or $.05 per share. Since its peak headcount in October 2008, the Company has reduced its shore staff by 23% through retirements, staff reductions and employee attrition.

Marine Transportation

For the 2010 second quarter and first half, 84% and 83%, respectively, of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include raw materials for many of the end products used widely by businesses and consumers – plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company’s business tends to mirror the general performance of the United States economy and volumes produced by the Company’s customer base, enhanced by the inherent efficiencies of barge transportation which is generally the lowest cost mode of surface transportation.

The Company’s marine transportation segment’s revenue for the 2010 second quarter and first six months increased 6% and 3%, respectively, compared with revenue for the 2009 second quarter and first six months. The segment’s operating income for the second quarter and first six months of 2010 decreased 7% when compared with operating income for the 2009 second quarter and first six months. The higher marine transportation revenues reflected an improvement in tank barge demand and higher fuel prices, partially offset by lower term contract and spot contract pricing. The higher tank barge demand levels drove equipment utilization higher in the majority of the Company’s markets. Modestly higher volumes from petrochemical customers, as well as supply chain disruptions caused by plant turnarounds and unscheduled plant maintenance during the 2010 first quarter, contributed to the higher demand levels. Diesel fuel prices for the 2010 second quarter and first six months increased 60% and 49%, respectively, compared with the 2009 second quarter and first six months, thereby positively impacting marine transportation revenues as fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts. Offsetting the improved demand and higher equipment utilization was the negative impact of lower term contract and spot contract rates negotiated throughout 2009 and the first half of 2010 due to recessionary pressure and resulting lower industry-wide demand.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

During the 2010 second quarter and first six months, approximately 75% of the marine transportation revenues were under term contracts and 25% were spot contract revenues. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 53% and 51%, respectively, of the revenues under term contracts during the 2010 second quarter and first six months compared with 55% during the 2009 second quarter and first six months. Rates on term contracts renewed in the 2010 second quarter were relatively flat with the 2010 first quarter, but declined an average of 10% to 12% compared with the 2009 second quarter. Spot contract rates for the 2010 second quarter, which include the cost of fuel, were up an average of 2% to 3% compared with the 2010 first quarter, but down an average of 10% to 15% compared with the 2009 second quarter. Effective January 1, 2010, annual escalators for labor and the producer price index on a number of multi-year contracts were neutral.

The marine transportation operating margin for the 2010 second quarter was 21.6% compared with 24.4% for the 2009 second quarter and 20.4% for the 2010 first six months compared with 22.7% for the 2009 first six months, reflecting the impact of the deterioration of term contract and spot contract pricing throughout the 2009 year and the 2010 first half, higher fuel costs and increased delay days partially offset by higher utilization during the 2010 first six months and by the cost reduction initiatives implemented during 2009 and in the 2010 first quarter.

Diesel Engine Services

For the 2010 second quarter and first six months, 16% and 17%, respectively, of the Company’s revenue was generated by the diesel engine services segment, of which 62% and 64% were generated through service and 38% and 36% from direct parts sales, respectively. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine, power generation and railroad industries it serves.

The Company’s diesel engine services segment’s 2010 second quarter revenue and operating income decreased 21% and 45%, respectively, compared with the second quarter of 2009. For the first half of 2010, revenues and operating income decreased 19% and 27%, respectively, compared with the 2009 first half. Demand levels for service and direct parts sales across the majority of the marine markets, particularly the Gulf Coast oil services market, were weaker than the 2009 second quarter and first six months as a result of customers’ continued deferral of major maintenance projects. The medium-speed power generation market was stable but negatively impacted by fewer engine-generator set upgrades and lower direct parts sales. Partially offsetting the weaknesses was required repair work for customers involved in the Gulf Coast oil spill cleanup and higher direct parts sales in the medium-speed railroad market.

The diesel engine services segment’s operating margin for the 2010 second quarter was 9.5% compared with 13.6% for the second quarter of 2009. For the 2010 first six months, the operating margin was 9.9% compared with 11.1% for the 2009 first six months. Both 2010 periods reflected overall lower service and direct parts sales, some pricing pressure in the high-speed marine markets and lower labor utilization, partially offset by the positive impact of the 2009 cost reduction initiatives. The 2009 first six months operating margin was negatively impacted by a first quarter charge for early retirements and staff reductions of $1,426,000.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2010 first six months, with net cash provided by operating activities of $103,039,000 compared with net cash provided by operating activities for the 2009 first six months of $151,558,000. The 2010 first six months experienced a net decrease in cash flows from changes in operating assets and liabilities of $6,815,000 compared with a net increase in the 2009 first six months of $21,176,000, primarily due to a decrease in receivables in the 2009 first six months as a result of decreased revenues due to weaker business activity levels. In addition, during the 2010 and 2009 first six months, the Company generated cash of $3,671,000 and $1,532,000, respectively, from the exercise of stock options, and $6,223,000 and $886,000, respectively, from proceeds from the disposition of assets. For the 2010 first six months, cash generated was used primarily for capital expenditures of $67,637,000, including $34,710,000 for new tank barge and towboat construction and $32,927,000 primarily for upgrading the existing marine transportation fleet. The Company’s debt-to-capitalization ratio decreased to 15.2% at June 30, 2010 from 15.9% at December 31, 2009, primarily due to the increase in equity from net earnings attributable to Kirby for the 2010 first six months of $53,942,000, exercise of stock options and the amortization of unearned equity compensation. As of June 30, 2010, the Company had no outstanding balance under its $250,000,000 revolving credit facility and had $140,751,000 of cash and cash equivalents.

The Company projects that capital expenditures for 2010 will be in the $135,000,000 to $145,000,000 range, including approximately $70,000,000 for new tank barge and towboat construction, taking advantage of current attractive tank barge construction prices, and prepayments on 2011 new tank barge construction. For 2010, new construction commitments from 2007 and 2008 orders include six tank barges with a total capacity of 121,000 barrels and three 1800 horsepower towboats. New construction for 2010 will also include 55 tank barges, with a total capacity of 676,000 barrels, ordered in late 2009 for delivery throughout 2010 and early 2011. During the 2010 first six months, the Company took delivery of 32 new tank barges with a total capacity of 405,000 barrels, and two 1800 horsepower towboats. During the 2010 first six months, the Company also chartered five new tank barges with 57,000 barrels of capacity and retired 40 tank barges, reducing its capacity by 643,000 barrels. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2011 new construction capital expenditures consists of 25 new tank barges with a total capacity of 700,000 barrels in the $50,000,000 to $60,000,000 range.

Outlook

The Company’s strong cash flow and unutilized loan facilities position the Company to take advantage of internal and external growth opportunities in its marine transportation and diesel engine services segments. The marine transportation segment’s external growth opportunities include potential acquisitions of independent operators and captive fleet owners seeking to outsource their requirements. Increasing the fleet size would allow the Company to improve fleet productivity through more backhaul opportunities, faster barge turnarounds, more efficient use of horsepower, barges positioned closer to cargoes, less cleaning due to operating more barges with compatible prior cargoes, lower incremental costs due to enhanced purchasing power and minimal incremental administrative staff. The diesel engine services segment’s external growth opportunities include further consolidation of strategically located diesel service providers, and expanded service capability for other engine and marine gear related products.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Petrochemical demand on the Gulf Intracoastal Waterway and into the Midwest improved during the 2010 first six months compared with the 2009 year, a year of economic recession. While the improvement in demand is encouraging, the continued sluggish U.S. economy, high unemployment levels, negative consumer confidence, current excess industry tank barge capacity, and the moratorium on Gulf of Mexico drilling and its unknown impact on the diesel engine services business leaves the Company’s outlook for the balance of 2010 and into 2011 as guarded.

In regards to the current excess industry tank barge capacity, during 2009 some incremental capacity was added to the industry fleet with a reported 192 tank barges constructed and delivered. The Company estimates that 140 tank barges were scrapped during 2009, for a net addition to the industry fleet of approximately 50 tank barges. At the beginning of 2010, the Company estimates there were approximately 3,150 tank barges in the industry fleet, of which approximately 500 were over 35 years old and approximately 250 of those over 40 years old. For 2010, the Company estimates that less than 100 tank barges will be constructed, of which 59 were ordered by the Company. Given the age profile of the industry fleet and current industry-wide excess tank barge capacity, the Company expects older barges will continue to be removed from service and the industry’s supply versus demand will continue to slowly move closer to balance.

Results of Operations

The Company reported 2010 second quarter net earnings attributable to Kirby of $29,268,000, or $.54 per share, on revenues of $273,669,000, compared with 2009 second quarter net earnings attributable to Kirby of $33,719,000, or $.63 per share, on revenues of $272,743,000. Net earnings attributable to Kirby for the 2010 first six months were $53,942,000, or $1.00 per share, on revenues of $541,922,000, compared with $61,725,000, or $1.15 per share, on revenues of $550,404,000 for the 2009 first six months.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2010 second quarter compared with the second quarter of 2009, the first six months of 2010 compared with the first six months of 2009 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2010	%	2009	%	2010	%	2009	%
Marine transportation	$230,256	84%	$217,906	80%	$449,818	83%	$436,927	79%
Diesel engine services	43,413	16	54,837	20	92,104	17	113,477	21

	$273,669	100%	$272,743	100%	$541,922	100%	$550,404	100%

As a result of the lower demand during the 2008 fourth quarter and 2009 year in both the marine transportation and diesel engine services segments, the Company took specific steps during 2009 to reduce overhead and lower expenditures, including a reduction in its shore staff. During the 2010 first quarter, the Company continued its cost reduction initiatives by further reducing its marine transportation and corporate overhead costs through retirements and staff reductions, incurring a charge of $4,072,000 before taxes, or $.05 per share. Since its peak headcount in October 2008, the Company has reduced its shore staff by 23% through retirements, staff reductions and employee attrition.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of June 30, 2010, the Company operated 860 active inland tank barges, with a total capacity of 16.5 million barrels, compared with 894 active inland tank barges at June 30, 2009, with a total capacity of 17.1 million barrels. The Company operated an average of 221 active inland towing vessels during the 2010 second quarter and 223 during the 2010 first six months compared with 219 during the second quarter of 2009 and 226 during the first six months of 2009. The Company owns and operates four offshore dry-bulk barge and tug units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey Line, L.L.C., which transports cargo containers and project cargoes by barge on the United States inland waterway system.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2010 compared with the three months and six months ended June 30, 2009 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
Marine transportation revenues	$230,256	$217,906	6%	$449,818	$436,927	3%

Costs and expenses:
Costs of sales and operating expenses	136,840	122,152	12	266,654	248,017	8
Selling, general and administrative	19,252	18,959	2	41,734	42,424	(2)
Taxes, other than on income	3,307	2,713	22	6,516	5,504	18
Depreciation and amortization	21,203	20,945	1	42,951	41,627	3

	180,602	164,769	10	357,855	337,572	6

Operating income	$49,654	$53,137	(7)%	$91,963	$99,355	(7)%

Operating margins	21.6%	24.4%		20.4%	22.7%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first six months of 2010, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2010 Six Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	69%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Black Oil Products	18%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	8%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	5%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2010 second quarter and first six months increased 6% and 3%, respectively, compared with the 2009 second quarter and first six months, reflecting some improvement in tank barge demand and equipment utilization in the majority of its markets due to modestly higher volumes from United States petrochemical and refinery customers, as well as higher fuel costs during 2010. During the 2010 first quarter, supply chain disruptions caused by petrochemical and refinery plant turnarounds increased demand and equipment utilization levels. Higher diesel fuel costs during 2010 resulted in higher revenues as diesel fuel is a pass through to the customer through fuel escalation and de-escalation clauses in term contracts.

The petrochemical market, the Company’s largest market, contributed 69% of the marine transportation revenue for the 2010 first six months. During the 2010 first and second quarters, petrochemical transportation demand reflected higher business levels, driven by modestly higher United States petrochemical output, while the 2010 first quarter also improved due to supply chain disruptions caused by petrochemical and refinery plant turnarounds and unscheduled plant maintenance. The black oil products market, which contributed 18% of 2010 first six months marine transportation revenue, saw lower utilization of the fleet, as well as a heavy shipyard maintenance cycle for black oil barges. The refined petroleum products market, which contributed 8% of 2010 first six months marine transportation revenue, reflected continued lower demand for movements of products, consistent with prevailing conditions in the United States economy, partially offset by an improvement of river ethanol volumes. The agricultural chemical market, which contributed 5% of 2010 first six months marine transportation revenue, was weak during the first quarter due to high Midwest inventory levels, fueled by heavy rain and snow which reduced the farmer’s ability to apply fertilizer, but improved in the second quarter with the Midwest spring fill. In addition, diesel fuel prices for the 2010 second quarter and first six months increased 60% and 49%, respectively, compared with the 2009 second quarter and first six months, thereby positively impacting marine transportation revenues.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

For the second quarter of 2010, the marine transportation segment incurred 1,446 delay days, 27% more than the 2009 second quarter delay days of 1,141. For the 2010 first six months, 3,268 delay days occurred, 21% more than the 2,705 delay days that occurred in the 2009 first six months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions and other navigational factors. The 2010 second quarter and first six months delay days reflected more normal winter weather conditions, including ice and high water conditions during portions of the first and second quarters, compared with the 2009 first and second quarters that experienced milder winter weather conditions and favorable water levels. The higher 2010 delay days led to increased operating expenses compared with 2009.

During the 2010 second quarter and first six months, approximately 75% of marine transportation revenues were under term contracts and 25% were spot contract revenues, compared with 80% under term contracts and 20% under spot contracts during the 2009 second quarter and first six months. The percentage applicable to term contracts declined beginning in the fourth quarter of 2009 as certain customers switched to spot contracts, and in some cases, short-term charters when their term contracts expired. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 53% of the revenues under term contracts during the 2010 second quarter compared with 55% in the 2009 second quarter.

Term contract rates renewed in the 2010 first quarter generally decreased an average of approximately 10% when compared with term contract rate renewals in the first quarter of 2009. Rates on term contracts renewed in the 2010 second quarter were relatively flat with the 2010 first quarter renewals, but declined an average of 10% to 12% compared with the 2009 second quarter. Spot contract rates for the 2010 first quarter, which include the cost of fuel, were up an average of 3% to 6% when compared with the 2009 fourth quarter, but down an average of 15% to 25% compared with the 2009 first quarter. Spot contracts rates for the 2010 second quarter were up an average of 2% to 3% when compared with the 2010 first quarter, but down an average of 10% to 15% compared with the 2009 second quarter. Effective January 1, 2010, annual escalators for labor and the producer price index on a number of multi-year contracts were neutral.

Marine Transportation Costs and Expenses

Costs and expenses for the 2010 second quarter and first six months increased 10% and 6%, respectively, compared with the 2009 second quarter and first six months, primarily reflecting higher costs and expenses associated with increased marine transportation volumes and the 60% and 49%, respectively, increase in diesel fuel prices. Unfavorable winter and spring weather and operating conditions during the 2010 periods compared with more favorable conditions during the 2009 comparable periods also increased operating expenses. In addition, the 2010 first quarter included $2,724,000 of the retirement and staff reductions charge noted above.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Costs of sales and operating expenses for the 2010 second quarter and first six months increased 12% and 8%, respectively, compared with the second quarter and first six months of 2009, reflecting higher expenses associated with the increased demand and higher fuel costs as noted above, partially offset by the positive impact of cost savings initiatives.

The marine transportation segment operated an average of 221 towboats during the 2010 second quarter compared with 219 during the 2009 second quarter. During the 2010 first six months, the segment operated an average of 223 towboats, compared with 226 towboats operated during the 2009 first six months. Since the fourth quarter of 2008 and continuing during 2009, as demand weakened the Company released chartered towboats and laid-up Company owned towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2010 second quarter, the Company consumed 11.1 million gallons of diesel fuel compared to 10.6 million gallons consumed during the 2009 second quarter. For the 2010 first half, the Company consumed 21.6 million gallons of diesel fuel compared with 20.3 million during the 2009 first half. The average price per gallon of diesel fuel consumed during the 2010 second quarter was $2.29, an increase of 60% compared with $1.43 per gallon for the second quarter of 2009, and $2.22 per gallon for the 2010 first half, a 49% increase when compared with $1.49 per gallon for the 2009 first half. The higher gallons consumed during the 2010 second quarter and first six months reflected the increased volumes as compared with the 2009 periods and more normal winter and spring weather operating conditions during the 2010 second quarter and first six months that required additional horsepower, compared with the milder winter and spring weather conditions during the 2009 comparable periods.

Selling, general and administrative expenses increased 2% for the 2010 second quarter and decreased 2% for the first six months compared with the 2009 second quarter and first six months, respectively, primarily the result of lower administrative salaries from the 2009 and 2010 first quarter retirements and staff reductions, and a lower provision for doubtful accounts, partially offset by salary increases effective January 1, 2010 and higher incentive compensation accruals in the 2010 second quarter and first six months. The 2010 first quarter included a retirement and shore staff reduction charge of $2,724,000 compared to a charge of $2,527,000 in the 2009 first quarter.

Taxes, other than on income, for the 2010 second quarter and first six months increased 22% and 18%, respectively, compared with the second quarter and first six months of 2009, primarily the reflection of higher waterway user taxes from increased mileage associated with improved demand on taxable waterways and higher property taxes.

Depreciation and amortization for the 2010 second quarter and first six months increased 1% and 3%, respectively, compared with the 2009 second quarter and first half. The increases were primarily attributable to increased capital expenditures, including new tank barges and towboats.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2010 second quarter and first six months decreased 7% compared with the 2009 second quarter and first six months. The operating margin was 21.6% for the 2010 second quarter compared with 24.4% for the 2009 second quarter and 20.4% for the 2010 first six months compared with 22.7% for the 2009 first six months. Both the lower operating income and lower operating margin for both comparable periods were a reflection of lower term contract and spot contract rates negotiated throughout 2009 and the 2010 first six months due to recessionary pressure and resulting industry-wide lower demand, higher fuel costs, and increased delay days during the 2010 first and second quarters, partially offset by the cost reduction initiatives implemented during 2009 and the 2010 first quarter.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2010 compared with the three months and six months ended June 30, 2009 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
Diesel engine services revenues	$43,413	$54,837	(21)%	$92,104	$113,477	(19)%

Costs and expenses:
Costs of sales and operating expenses	32,087	38,558	(17)	67,225	81,787	(18)
Selling, general and administrative	5,885	7,293	(19)	13,044	16,256	(20)
Taxes, other than on income	258	470	(45)	550	753	(27)
Depreciation and amortization	1,066	1,059	1	2,125	2,137	(1)

	39,296	47,380	(17)	82,944	100,933	(18)

Operating income	$4,117	$7,457	(45)%	$9,160	$12,544	(27)%

Operating margins	9.5%	13.6%		9.9%	11.1%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company’s diesel engine services segment, the revenue distribution for the first six months of 2010 and the customers for each market:

Markets Serviced	2010 Six Months Revenue Distribution	Customers
Marine	70%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers

Power Generation	21%	Standby Power Generation, Pumping Stations

Railroad	9%	Passenger (Transit Systems), Class II, Shortline, Industrial

Diesel engine services revenues for the 2010 second quarter and first six months decreased 21% and 19%, respectively, compared with the 2009 corresponding periods. Both decreases reflected the continued weak service levels and direct parts sales, and some pricing pressure in the high-speed marine markets, particularly the Gulf Coast oil services market where customers continued to defer major maintenance projects. Medium-speed power generation revenue for the 2010 second quarter was also lower as a result of fewer engine-generator set upgrades and lower direct parts sales. Partially offsetting the weakness during the second quarter was required repair work for customers involved in the Gulf Coast oil spill cleanup effort and modestly higher direct parts sales in the medium-speed railroad market. Both the 2010 and 2009 first quarters benefited from seasonal work for Midwest and Great Lakes medium-speed customers.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2010 second quarter decreased 17% compared with the 2009 second quarter and 18% for the 2010 first six months compared with the 2009 first six months. The 2009 first six months included a $1,426,000 charge in the 2009 first quarter for early retirements and staff reductions applicable to the diesel engine services segment.

Cost of sales and operating expenses for the 2010 second quarter and first six months decreased 17% and 18%, respectively, when compared with the corresponding 2009 periods, reflecting the lower service and direct parts sales activity noted above, and cost savings from the 2009 staff reductions. The 2009 first six months expenses included $621,000 of the 2009 first quarter early retirements and staff reduction charge.

Selling, general and administrative expenses for the 2010 second quarter and first six months decreased 19% and 20%, respectively, when compared with the 2009 second quarter and first six months, reflecting the cost savings from the 2009 staff reductions. The 2009 first six months expenses included $805,000 of the 2009 first quarter early retirements and staff reduction charge.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2010 second quarter and first six months decreased 45% and 27%, respectively, compared with the 2009 corresponding periods. The operating margin for the 2010 second quarter was 9.5% compared with 13.6% for the 2009 second quarter and 9.9% for the 2010 first six months compared with 11.1% for the 2009 first six months. The 2009 first six months included a $1,426,000 first quarter early retirements and staff reductions charge. The 2010 second quarter and first six months operating income reflected the continued weak medium-speed and high-speed Gulf Coast oil services and inland marine markets and some downward pressure on pricing in the high-speed marine market, partially offset by cost reduction initiatives implemented during 2009. The 2010 second quarter and first six months operating margin reflected the lower service and direct parts sales, some pricing pressure in the high-speed marine market and lower labor utilization, partially offset by the positive impact of the 2009 cost reduction initiatives. The 2009 first six months operating margin was negatively impacted by the 2009 first quarter charge for early retirements and staff reductions noted above.

General Corporate Expenses

General corporate expenses for the 2010 second quarter were $3,120,000, a 4% increase compared with $3,007,000 for the second quarter of 2009. For the first six months of 2010, general corporate expenses were $7,415,000, a 25% increase compared with $5,916,000 for the first six months of 2009. The increase for the 2010 first six months included $1,088,000 of the first quarter charge for retirements and staff reductions noted above.

Loss/Gain on Disposition of Assets

The Company reported a net loss on disposition of assets of $19,000 for the 2010 second quarter compared with a net gain on disposition of assets of $120,000 for the 2009 second quarter. For the 2010 first six months, the Company reported a net loss on disposition of assets of $63,000 compared with a net gain on disposition of assets of $364,000 for the first six months of 2009. The net gains and losses were predominantly from the sale of retired marine equipment.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months and six months ended June 30, 2010 compared with the three months and six months ended June 30, 2009 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
Other income	$30	$91	(67)%	$42	$186	(77)%
Noncontrolling interests	$(375)	$(266)	41%	$(612)	$(724)	(15)%
Interest expense	$(2,697)	$(2,793)	(3)%	$(5,365)	$(5,606)	(4)%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Interest Expense

Interest expense for the 2010 second quarter and first six months decreased 3% and 4%, respectively, compared with the second quarter and first six months of 2009, primarily the result of lower average debt levels, partially offset by higher average interest rates. The average debt and average interest rate for the 2010 and 2009 second quarters, including the effect of interest rate swaps and collar, were $200,216,000 and 5.4%, and $214,357,000 and 5.2%, respectively. For the first six months of 2010 and 2009, the average debt and average interest rate, including the effect of interest rate swaps and collar, were $200,221,000 and 5.4%, and $227,904,000 and 5.0%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of June 30, 2010 were $1,705,629,000 compared with $1,635,963,000 as of December 31, 2009. The following table sets forth the significant components of the balance sheet as of June 30, 2010 compared with December 31, 2009 (dollars in thousands):

	June 30, 2010	December 31, 2009	% Change
Assets:
Current assets	$353,774	$300,097	18%
Property and equipment, net	1,102,291	1,085,057	2
Goodwill, net	228,873	228,873	—
Other assets	20,691	21,936	(6)

	$1,705,629	$1,635,963	4%

Liabilities and stockholders’ equity:
Current liabilities	$139,408	$137,104	2%
Long-term debt – less current portion	200,157	200,204	—
Deferred income taxes	200,175	200,397	—
Other long-term liabilities	53,275	42,163	26
Total equity	1,112,614	1,056,095	5

	$1,705,629	$1,635,963	4%

Current assets as of June 30, 2010 increased 18% compared with December 31, 2009, primarily reflecting a 44% increase in cash and cash equivalents. Trade accounts receivable increased 8%, primarily a reflection of higher 2010 second quarter marine transportation revenues when compared with the 2009 fourth quarter, partially associated with the pass through to customers of higher diesel fuel costs as fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts. Partially offsetting the overall increase was a 7% decrease in finished goods inventory due to the continued reduction of diesel engine services inventory levels associated with the weak business levels.

Property and equipment, net of accumulated depreciation, at June 30, 2010 increased 2% compared with December 31, 2009. The increase reflected $67,637,000 of capital expenditures for the 2010 first six months, more fully described under Capital Expenditures below, less $44,984,000 of depreciation expense for the first six months of 2010 and $5,419,000 of property disposals during the 2010 first half.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Current liabilities as of June 30, 2010 increased 2% compared with December 31, 2009. Accounts payable increased 24%, a reflection of the higher business activity levels during the 2010 first six months in the marine transportation segment and higher shipyard accruals. Accrued liabilities decreased 10%, primarily from the payment during the 2010 first six months of employee incentive compensation accrued during 2009 and payment of severance accrued in the 2009 fourth quarter.

Long-term debt, less current portion, as of June 30, 2010 was in line with December 31, 2009 as the Company had no outstanding balance under its $250,000,000 revolving credit facility during the first six months of 2010.

Other long-term liabilities as of June 30, 2010 increased 26% compared with December 31, 2009, primarily reflecting increased pension plan accruals, and the recording of a $2,948,000 increased liability in the fair value of derivative instruments, more fully described under Fair Value of Derivative Instruments below.

Equity as of June 30, 2010 increased 5% compared with December 31, 2009. The increase was the result of $53,942,000 of net earnings attributable to Kirby for the first six months of 2010, a decrease of $4,344,000 in accumulated other comprehensive income, and a decrease in treasury stock of $4,308,000. The decrease in accumulated other comprehensive income primarily resulted from the net change in fair value of derivative instruments, net of taxes, more fully described under Fair Value of Derivative Instruments below and the increase in unrecognized losses related to the Company’s defined benefit plans. The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock, partially offset by the purchase during the 2010 second quarter of $1,697,000 of Company common stock.

Long-Term Financing

The Company has a $250,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank, with a maturity date of June 14, 2011. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. The unsecured Revolving Credit Facility has a variable interest rate based on LIBOR that varies with the Company’s senior debt rating and the level of debt outstanding. As of June 30, 2010, the Company was in compliance with all Revolving Credit Facility covenants and had no borrowings outstanding under the Revolving Credit Facility during any portion of the quarter. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $1,642,000 as of June 30, 2010.

The Company has $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. As of June 30, 2010, $200,000,000 was outstanding under the Senior Notes and the average interest rate for the 2010 second quarter and first six months was 0.9% and 0.8%, respectively. The Company was in compliance with all Senior Notes covenants at June 30, 2010.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2011. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of June 30, 2010. Outstanding letters of credit under the Credit Line were $3,688,000 as of June 30, 2010.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. As of June 30, 2010, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional Amount	Effective date	Termination date	Fixed pay rate	Receive rate

$100,000	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	November 2008	February 2013	3.50%	Three-month LIBOR
$50,000	May 2009	February 2013	3.795%	Three-month LIBOR

Foreign Currency Risk Management

From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to its forecasted foreign currency transactions to attempt to reduce the risk of its exposure to foreign currency rate fluctuations in its transactions denominated in foreign currency. These transactions, which relate to foreign currency obligations for the purchase of equipment from foreign suppliers or foreign currency receipts from foreign customers, generally are forward contracts or purchased call options and are entered into with large multinational banks.

As of June 30, 2010, the Company has a purchased Euro call option with a 1.28 strike price in the amount of 528,180 Euros maturing on December 1, 2010. The purchased call option is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the purchased call option agreement is effective, is recognized in OCI until the purchased call option expires and is recognized in cost of sales and operating expenses.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

As of June 30, 2010, the Company has forward contracts with notional amounts aggregating $15,389,000 to hedge exposure to currency rate fluctuations in expected foreign currency receipts. These contracts expire on various dates beginning in the third quarter of 2010 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet at June 30, 2010 and December 31, 2009 (in thousands):

Asset Derivatives	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Prepaid expenses and other current assets	$12	$138

Total derivatives designated as hedging instruments under ASC 815		$12	$138

Total asset derivatives		$12	$138

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at June 30, 2010 and December 31, 2009 (in thousands):

Liability Derivatives	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Accrued liabilities	$189	$—
Foreign currency contracts	Other long-term liabilities	268	—
Interest rate contracts	Other long-term liabilities	17,981	15,301

Total derivatives designated as hedging instruments under ASC 815		$18,438	$15,301

Total liability derivatives		$18,438	$15,301

Fair value amounts were derived as of June 30, 2010 and December 31, 2009 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 3, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and six months ended June 30, 2010 and 2009 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended June 30,		Three months ended June 30,
		2010	2009	2010	2009
Interest rate contracts	Interest expense	$(1,348)	$4,995	$(2,120)	$(1,789)
Foreign currency contracts	Cost of sales and operating expenses	(496)	21	—	—

Total		$(1,844)	$5,016	$(2,120)	$(1,789)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Six months ended June 30,		Six months ended June 30,
		2010	2009	2010	2009
Interest rate contracts	Interest expense	$(2,680)	$5,751	$(4,267)	$(3,162)
Foreign currency contracts	Cost of sales and operating expenses	(548)	(65)	22	—

Total		$(3,228)	$5,686	$(4,245)	$(3,162)

The Company anticipates $4,802,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $177,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

Capital Expenditures

Capital expenditures for the 2010 first six months were $67,637,000, of which $34,710,000 was for construction of new tank barges and towboats, and $32,927,000 was primarily for upgrading of the existing marine transportation fleet. Capital expenditures for the 2009 first six months were $116,608,000, of which $84,034,000 was for construction of new tank barges and towboats, and $32,574,000 was primarily for upgrading of the existing marine transportation fleet. Financing of the construction of the new tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

During the 2010 first six months, the Company took delivery of 32 new tank barges with a total capacity of 405,000 barrels, and two new 1800 horsepower towboats. The Company projects that capital expenditures for 2010 will be in the $135,000,000 to $145,000,000 range, including approximately $70,000,000 for new tank barge and towboat construction, taking advantage of current attractive tank barge construction prices, and prepayments on 2011 new tank barge construction. For 2010, new construction commitments from 2007 and 2008 orders include six tank barges with a total capacity of 121,000 barrels and three 1800 horsepower towboats. New construction for 2010 will also include 55 tank barges, with a total capacity of 676,000 barrels, ordered in late 2009 for delivery throughout 2010 and early 2011. During the 2010 first six months, the Company also chartered five new tank barges with 57,000 barrels of capacity and retired 40 tank barges, reducing its capacity by 643,000 barrels. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2011 new construction capital expenditures consists of 25 new tank barges with a total capacity of 700,000 barrels in the $50,000,000 to $60,000,000 range.

Funding for future capital expenditures and new barge and towboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

During June and July 2010, the Company purchased 184,882 shares of its common stock at an average price of $39.29 per share under a stock trading plan entered into with a brokerage firm pursuant to Rule 10b5-1 under the Securities and Exchange Act of 1934. The plan authorizes the broker to repurchase stock for the Company during the normal quarterly trading blackouts preceding the Company’s earnings press releases for the second, third and fourth quarters of 2010. The number of shares that will be purchased pursuant to the plan will depend on market conditions. Purchases under the plan will be made in accordance with the price, volume and other terms specified in the plan. The Company’s Board of Directors on July 27, 2010 authorized the repurchase of an additional 2,000,000 shares of its common stock. The Company’s total repurchase authorization as of July 30, 2010, including both the 2,000,000 shares and the remaining unused portion of the previously existing repurchase authorization (net of the portion of the previous authorization that has expired under the terms of the Rule 10b5-1 plan), was 2,900,000 shares. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $103,039,000 during the six months ended June 30, 2010 compared with $151,558,000 generated during the six months ended June 30, 2009. The 2010 first six months experienced a net decrease in cash flows from changes in operating assets and liabilities of $6,815,000 compared with a net increase in the 2009 first six months of $21,176,000, primarily due to a decrease in receivables in the 2009 first six months as a result of decreased revenues due to weaker business activity levels.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Funds generated are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of August 4, 2010, $248,358,000 under its Revolving Credit Facility and $1,312,000 available under its Credit Line and cash and cash equivalents of $148,197,000.

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

The Revolving Credit Facility’s commitment is in the amount of $250,000,000 and expires June 14, 2011. As of June 30, 2010, the Company had $248,358,000 available under the Revolving Credit Facility. Future extensions of the Revolving Credit Facility may contain terms that are less favorable than those of the current Revolving Credit Facility should current credit market volatility be prolonged for several years. The Revolving Credit Facility also allows for an increase in the commitments from the banks from the current $250,000,000 level up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. Based on current economic conditions and credit market volatility, there is no guarantee that the participating banks would elect to increase the commitment, and if they did, the terms may be less favorable than the current Revolving Credit Facility. The Senior Notes do not mature until 2013 and require no prepayments. While the Company has no current plans to access the bond market or private placement market, should the Company decide to do so in the near term, the terms, size and cost of a new debt issue could be less favorable.

Current market conditions also elevate the concern over counterparty risks related to the Company’s interest rate swap agreements used to hedge the Company’s exposure to fluctuating interest rates and the Company’s forward contracts and purchased call option agreement used to hedge the Company’s exposure to fluctuating foreign currency rates. The counterparties to these contracts are large multinational banks. The Company may not realize the benefit of some of its hedges should one of these financial counterparties not perform.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $31,450,000 at June 30, 2010, including $8,658,000 in letters of credit and debt guarantees, and $22,792,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the LIBOR to quarterly fixed rate payments. As of June 30, 2010, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

Notional Amount	Effective date	Termination date	Fixed pay rate	Receive rate

$100,000	March 2006	February 2013	5.45%	Three-month LIBOR
$50,000	November 2008	February 2013	3.50%	Three-month LIBOR
$50,000	May 2009	February 2013	3.795%	Three-month LIBOR

Foreign Currency Risk Management

From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to its forecasted foreign currency transactions to attempt to reduce the risk of its exposure to foreign currency rate fluctuations in its transactions denominated in foreign currency. These transactions, which relate to foreign currency obligations for the purchase of equipment from foreign suppliers or foreign currency receipts from foreign customers, generally are forward contracts or purchased call options and are entered into with large multinational banks.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

As of June 30, 2010, the Company has a purchased Euro call option with a 1.28 strike price in the amount of 528,180 Euros maturing on December 1, 2010. The purchased call option is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the purchased call option agreement is effective, is recognized in OCI until the purchased call option expires and is recognized in cost of sales and operating expenses.

As of June 30, 2010, the Company has forward contracts with notional amounts aggregating $15,389,000 to hedge exposure to currency rate fluctuations in expected foreign currency receipts. These contracts expire on various dates beginning in the third quarter of 2010 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet at June 30, 2010 and December 31, 2009 (in thousands):

Asset Derivatives	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Prepaid expenses and other current assets	$12	$138

Total derivatives designated as hedging instruments under ASC 815		$12	$138

Total asset derivatives		$12	$138

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at June 30, 2010 and December 31, 2009 (in thousands):

Liability Derivatives	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Accrued liabilities	$189	$—
Foreign currency contracts	Other long-term liabilities	268	—
Interest rate contracts	Other long-term liabilities	17,981	15,301

Total derivatives designated as hedging instruments under ASC 815		$18,438	$15,301

Total liability derivatives		$18,438	$15,301

Fair value amounts were derived as of June 30, 2010 and December 31, 2009 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 3, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and six months ended June 30, 2010 and 2009 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended June 30,		Three months ended June 30,
		2010	2009	2010	2009
Interest rate contracts	Interest expense	$(1,348)	$4,995	$(2,120)	$(1,789)
Foreign currency contracts	Cost of sales and operating expenses	(496)	21	—	—

Total		$(1,844)	$5,016	$(2,120)	$(1,789)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Six months ended June 30,		Six months ended June 30,
		2010	2009	2010	2009
Interest rate contracts	Interest expense	$(2,680)	$5,751	$(4,267)	$(3,162)
Foreign currency contracts	Cost of sales and operating expenses	(548)	(65)	22	—

Total		$(3,228)	$5,686	$(4,245)	$(3,162)

The Company anticipates $4,802,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $177,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2010, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 - April 30, 2010	—	—	—	1,400,000
May 1 - May 31, 2010	—	—	—	1,400,000
June 1 - June 30, 2010	41,678	$40.71	41,678	1,359,000

Total	41,678	$40.71	41,678

In June 2010, the Company entered into a stock trading plan with a brokerage firm pursuant to Rule 10b5-1 under the Securities and Exchange Act of 1934. The plan authorizes the broker to repurchase stock for the Company during the normal quarterly trading blackouts preceding the Company’s earnings press releases for the second, third and fourth quarters of 2010. The number of shares that will be purchased pursuant to the plan will depend on market conditions. Purchases under the plan will be made in accordance with the price, volume and other terms specified in the plan. The Company’s Board of Directors on July 27, 2010 authorized the repurchase of an additional 2,000,000 shares of its common stock. The Company’s repurchase authorization as of July 30, 2010, including both the 2,000,000 shares and the remaining unused portion of the previously existing repurchase authorization (net of the portion of the previous authorization that has expired under the terms of the Rule 10b5-1 plan), was 2,900,000 shares.

Item 6. Exhibits

31.1 – Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2 – Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32 – Certification Pursuant to 18 U.S.C. Section 1350

101.INS* – XBRL Instance Document

101.SCH* – XBRL Taxonomy Extension Schema Document

101.CAL* – XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* – XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB* – XBRL Taxonomy Extension Label Linkbase Document

101.PRE* – XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION
(Registrant)

By:	/s/ DAVID W. GRZEBINSKI
David W. Grzebinski
Executive Vice President and
Chief Financial Officer

Dated: August 9, 2010