Form 10-Q
period 2010-09-30
KIRBY CORP
filed 2010-11-05
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on November 3, 2010 was 53,524,000.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30,	December 31,
	2010	2009
	($ in thousands)
Current assets:
Cash and cash equivalents	$149,204	$97,836
Accounts receivable:
Trade – less allowance for doubtful accounts	148,215	132,660
Other	33,851	7,379
Inventory – finished goods	37,324	39,793
Prepaid expenses and other current assets	16,520	14,963
Deferred income taxes	6,447	7,466

Total current assets	391,561	300,097

Property and equipment	1,842,070	1,772,359
Less accumulated depreciation	(724,376)	(687,302)

Property and equipment – net	1,117,694	1,085,057

Goodwill – net	228,873	228,873
Other assets	20,312	21,936

Total assets	$1,758,440	$1,635,963

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2010	2009
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$27	$35
Income taxes payable	4,943	5,210
Accounts payable	62,066	52,091
Accrued liabilities	70,738	67,471
Deferred revenues	14,314	12,297

Total current liabilities	152,088	137,104

Long-term debt – less current portion	200,124	200,204
Deferred income taxes	224,232	200,397
Other long-term liabilities	56,265	42,163

Total long-term liabilities	480,621	442,764

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 57,337,000 shares	5,734	5,734
Additional paid-in capital	234,791	229,724
Accumulated other comprehensive income – net	(35,705)	(30,468)
Retained earnings	1,014,995	930,366
Treasury stock – at cost, 3,733,000 at September 30, 2010 and 3,500,000 at December 31, 2009	(97,293)	(82,893)

Total Kirby stockholders’ equity	1,122,522	1,052,463
Noncontrolling interests	3,209	3,632

Total equity	1,125,731	1,056,095

Total liabilities and equity	$1,758,440	$1,635,963

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$232,785	$227,467	$682,603	$664,394
Diesel engine services	48,532	44,699	140,636	158,176

Total revenues	281,317	272,166	823,239	822,570

Costs and expenses:
Costs of sales and operating expenses	172,029	157,186	505,908	486,990
Selling, general and administrative	29,334	27,949	90,366	91,493
Taxes, other than on income	3,092	2,989	10,171	9,267
Depreciation and amortization	24,135	24,929	70,359	69,724
Loss (gain) on disposition of assets	(8)	(753)	55	(1,117)

Total costs and expenses	228,582	212,300	676,859	656,357

Operating income	52,735	59,866	146,380	166,213
Other income	131	189	173	375
Interest expense	(2,750)	(2,781)	(8,115)	(8,387)

Earnings before taxes on income	50,116	57,274	138,438	158,201
Provision for taxes on income	(19,211)	(21,826)	(52,979)	(60,304)

Net earnings	30,905	35,448	85,459	97,897
Less: Net earnings attributable to noncontrolling interests	(218)	(434)	(830)	(1,158)

Net earnings attributable to Kirby	$30,687	$35,014	$84,629	$96,739

Net earnings per share attributable to Kirby common stockholders:
Basic	$.57	$.65	$1.57	$1.80

Diluted	$.57	$.65	$1.56	$1.79

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2010	2009
	($ in thousands)
Cash flows from operating activities:
Net earnings	$85,459	$97,897
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	70,359	69,724
Provision for deferred income taxes	28,025	31,907
Amortization of unearned compensation	9,033	6,425
Other	(165)	(816)
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities:
Accounts receivable	(17,728)	54,723
Other, net	(5,146)	(22,759)

Net cash provided by operating activities	169,837	237,101

Cash flows from investing activities:
Capital expenditures	(108,036)	(162,972)
Proceeds from disposition of assets	7,501	3,619

Net cash used in investing activities	(100,535)	(159,353)

Cash flows from financing activities:
Payments on bank credit facilities, net	—	(46,000)
Payments on long-term debt, net	(88)	(928)
Proceeds from exercise of stock options	3,824	2,056
Purchase of treasury stock	(20,584)	—
Excess tax benefit (expense) from equity compensation plans	165	(393)
Other	(1,251)	(1,368)

Net cash used in financing activities	(17,934)	(46,633)

Increase in cash and cash equivalents	51,368	31,115

Cash and cash equivalents, beginning of year	97,836	8,647

Cash and cash equivalents, end of period	$149,204	$39,762

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$7,948	$8,212
Income taxes	$50,253	$26,690

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2010 and December 31, 2009, and the results of operations for the three months and nine months ended September 30, 2010 and 2009.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(3)	FAIR VALUE MEASUREMENTS — (CONTINUED)

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at September 30, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$5	$—	$5

Liabilities:
Derivatives	$—	$20,583	$—	$20,583

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2009 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$138	$—	$138

Liabilities:
Derivatives	$—	$15,301	$—	$15,301

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

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets are adjusted to fair value when there is evidence of impairment. During the nine months ended September 30, 2010, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4)	DERIVATIVE INSTRUMENTS — (CONTINUED)

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the London Interbank Offered Rate (“LIBOR”) to quarterly fixed rate payments. As of September 30, 2010, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4)	DERIVATIVE INSTRUMENTS — (CONTINUED)

As of September 30, 2010, the Company has forward contracts with notional amounts aggregating $15,537,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the fourth quarter of 2010 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets on the consolidated balance sheet at September 30, 2010 and December 31, 2009 (in thousands):

Asset Derivatives	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Prepaid expenses and other current assets	$5	$138

Total derivatives designated as hedging instruments under ASC 815		$5	$138

Total asset derivatives		$5	$138

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities on the consolidated balance sheet at September 30, 2010 and December 31, 2009 (in thousands):

Liability Derivatives	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Accrued liabilities	$716	$—
Foreign currency contracts	Other long-term liabilities	1,032	—
Interest rate contracts	Other long-term liabilities	18,835	15,301

Total derivatives designated as hedging instruments under ASC 815		$20,583	$15,301

Total liability derivatives		$20,583	$15,301

Fair value amounts were derived as of September 30, 2010 and December 31, 2009 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 3, Fair Value Measurements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and nine months ended September 30, 2010 and 2009 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended September 30,		Three months ended September 30,
		2010	2009	2010	2009
Interest rate contracts	Interest expense	$(854)	$(1,710)	$(2,089)	$(2,039)
Foreign exchange contracts	Cost of sales and operating expenses	(1,373)	30	(105)	—

Total		$(2,227)	$(1,680)	$(2,194)	$(2,039)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Nine months ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009
Interest rate contracts	Interest expense	$(3,534)	$4,041	$(6,356)	$(5,201)
Foreign exchange contracts	Cost of sales and operating expenses	(1,921)	(35)	(83)	—

Total		$(5,455)	$4,006	$(6,439)	$(5,201)

The Company anticipates $5,214,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $498,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(5)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Compensation cost	$2,291	$2,406	$9,033	$6,425
Income tax benefit	882	924	3,478	2,467

The Company has two employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock. For both of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to January 25, 2010 are five years and vest ratably over three years. Options granted on or after January 25, 2010 have terms of seven years and vest ratably over three years. At September 30, 2010, 1,454,352 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plans described above for the nine months ended September 30, 2010:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2009	640,483	$33.39
Granted	103,999	$32.60
Exercised	(192,543)	$28.16
Canceled or expired	(81,492)	$45.73

Outstanding at September 30, 2010	470,447	$33.22

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at September 30, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$23.98 - $27.60	180,587	2.54	$24.74		87,752	$25.54
$31.35 - $34.40	119,999	5.81	$32.78		6,666	$34.40
$35.66 - $36.94	77,658	1.59	$35.76		73,658	$35.73
$48.00 - $48.65	92,203	2.36	$48.28		61,467	$48.28

$23.98 - $48.65	470,447	3.17	$33.22	$3,217,000	229,543	$35.16	$1,126,000

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(5)	STOCK AWARD PLANS — (CONTINUED)

The following is a summary of the restricted stock award activity under the employee plans described above for the nine months ended September 30, 2010:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2009	542,679	$30.70
Granted	197,494	$33.40
Vested	(233,031)	$39.42
Forfeited	(2,843)	$31.69

Nonvested balance at September 30, 2010	504,299	$31.96

The Company has two director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options can be granted under one of the plans. The 2000 Director Plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted when first elected a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At September 30, 2010, 324,766 shares were available for future grants under the 2000 Director Plan. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

The following is a summary of the stock option activity under the director plans described above for the nine months ended September 30, 2010:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2009	301,937	$33.43
Granted	57,492	$41.24
Exercised	(3,000)	$10.67

Outstanding September 30, 2010	356,429	$34.88

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(5)	STOCK AWARD PLANS — (CONTINUED)

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at September 30, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.06 - $12.69	31,356	1.30	$11.10		31,356	$11.10
$15.74 - $29.60	102,247	5.90	$23.75		102,247	$23.75
$35.17 - $36.82	96,036	5.95	$35.81		96,036	$35.81
$41.24 - $55.49	126,790	8.47	$49.03		71,042	$55.14

$10.06 - $55.49	356,429	6.43	$34.88	$1,847,000	300,681	$33.70	$1,913,000

The following is a summary of the restricted stock award activity under the director plan described above for the nine months ended September 30, 2010:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2009	732	$29.77
Granted	11,097	$41.33
Vested	(1,779)	$36.57

Nonvested balance at September 30, 2010	10,050	$41.33

The total intrinsic value of all stock options exercised under all of the Company’s plans was $2,280,000 and $1,324,000 for the nine months ended September 30, 2010 and 2009, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $878,000 and $508,000 for the nine months ended September 30, 2010 and 2009, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $8,349,000 and $3,980,000 for the nine months ended September 30, 2010 and 2009, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $3,214,000 and $1,528,000 for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, there was $1,790,000 of unrecognized compensation cost related to nonvested stock options and $12,704,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.6 years and restricted stock over approximately 3.0 years. The total fair value of stock options vested was $2,498,000 and $1,910,000 during the nine months ended September 30, 2010 and 2009, respectively. The fair value of the restricted stock vested was $8,349,000 and $3,980,000 for the nine months ended September 30, 2010 and 2009, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(5)	STOCK AWARD PLANS — (CONTINUED)

The weighted average per share fair value of options granted during the nine months ended September 30, 2010 and 2009 was $13.81 and $8.15, respectively. The fair value of the options granted during the nine months ended September 30, 2010 and 2009 was $2,231,000 and $2,271,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the nine months ended September 30, 2010 and 2009 were as follows:

	Nine months ended September 30,
	2010	2009
Dividend yield	None	None
Average risk-free interest rate	3.1%	1.9%
Stock price volatility	33%	33%
Estimated option term	Six years or seven years	Four years or eight years

(6)	COMPREHENSIVE INCOME

The Company’s total comprehensive income for the three months and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net earnings	$30,905	$35,448	$85,459	$97,897

Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	459	817	(1,822)	3,091
Change in fair value of derivative financial instruments	(1,352)	(1,094)	(3,415)	2,606

Total other comprehensive income (loss), net of taxes	(893)	(277)	(5,237)	5,697

Total comprehensive income (loss), net of taxes	30,012	35,171	80,222	103,594
Net earnings attributable to noncontrolling interests	(218)	(434)	(830)	(1,158)

Comprehensive income attributable to Kirby	$29,794	$34,737	$79,392	$102,436

(7)	SEGMENT DATA

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

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(7)	SEGMENT DATA — (CONTINUED)

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and nine months ended September 30, 2010 and 2009 and total assets as of September 30, 2010 and December 31, 2009 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Marine transportation	$232,785	$227,467	$682,603	$664,394
Diesel engine services	48,532	44,699	140,636	158,176

	$281,317	$272,166	$823,239	$822,570

Segment profit (loss):
Marine transportation	$51,402	$57,595	$143,365	$156,950
Diesel engine services	4,500	4,647	13,660	17,191
Other	(5,786)	(4,968)	(18,587)	(15,940)

	$50,116	$57,274	$138,438	$158,201

	September 30, 2010	December 31, 2009
Total assets:
Marine transportation	$1,378,703	$1,336,358
Diesel engine services	188,147	185,573
Other	191,590	114,032

	$1,758,440	$1,635,963

The following table presents the details of “Other” segment loss for the three months and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
General corporate expenses	$(3,175)	$(3,129)	$(10,590)	$(9,045)
Gain (loss) on disposition of assets	8	753	(55)	1,117
Interest expense	(2,750)	(2,781)	(8,115)	(8,387)
Other income	131	189	173	375

	$(5,786)	$(4,968)	$(18,587)	$(15,940)

The following table presents the details of “Other” total assets as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
General corporate assets	$188,334	$110,980
Investment in affiliates	3,256	3,052

	$191,590	$114,032

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(8)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Earnings before taxes on income – United States	$50,116	$57,274	$138,438	$158,201

Provision for taxes on income:
Federal:
Current	$(8,727)	$6,319	$18,762	$21,487
Deferred	25,605	13,006	28,025	31,907
State and local	2,333	2,501	6,192	6,910

	$19,211	$21,826	$52,979	$60,304

(9)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share of common stock for the three months and nine months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net earnings attributable to Kirby	$30,687	$35,014	$84,629	$96,739
Undistributed earnings allocated to restricted shares	(293)	(393)	(826)	(1,077)

Income available to Kirby common stockholders - basic	30,394	34,621	83,803	95,662
Undistributed earnings allocated to restricted shares	293	393	826	1,077
Undistributed earnings reallocated to restricted shares	(293)	(392)	(824)	(1,074)

Income available to Kirby common stockholders - diluted	$30,394	$34,622	$83,805	$95,665

Shares outstanding:
Weighted average common stock issued and outstanding	53,833	53,819	53,956	53,773
Weighted average unvested restricted stock	(515)	(604)	(526)	(598)

Weighted average common stock outstanding - basic	53,318	53,215	53,430	53,175
Dilutive effect of stock options	121	122	129	121

Weighted average common stock outstanding - diluted	53,439	53,337	53,559	53,296

Net earnings per share attributable to Kirby common stockholders:
Basic	$.57	$.65	$1.57	$1.80

Diluted	$.57	$.65	$1.56	$1.79

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(9)	EARNINGS PER SHARE — (CONTINUED)

Certain outstanding options to purchase approximately 323,000 and 248,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2010 and 2009, respectively, as such stock options would have been antidilutive.

(10)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. No pension contribution was made in 2009 for the 2009 year as assets of the pension plan were 107% of the plan’s ABO at December 31, 2009. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to contribute between $15,000,000 and $25,000,000 to its pension plan prior to December 31, 2010 to fund its 2010 pension plan obligations. As of September 30, 2010, no 2010 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$1,651	$1,631	$—	$—
Interest cost	2,255	2,121	21	21
Expected return on plan assets	(2,238)	(1,832)	—	—
Amortization:
Actuarial loss	759	1,416	—	—
Prior service credit	(21)	(22)	—	—

Net periodic benefit cost	$2,406	$3,314	$21	$21

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(10)	RETIREMENT PLANS — (CONTINUED)

	Pension Benefits
	Pension Plan		SERP
	Nine months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$5,164	$4,893	$—	$—
Interest cost	7,052	6,364	63	63
Expected return on plan assets	(6,999)	(5,499)	—	—
Amortization:
Actuarial loss	2,372	4,249	1	1
Prior service credit	(66)	(67)	—	—

Net periodic benefit cost	$7,523	$9,940	$64	$64

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Other Postretirement Benefits Postretirement Welfare Plan		Other Postretirement Benefits Postretirement Welfare Plan
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$—	$62	$—	$186
Interest cost	43	80	100	243
Amortization:
Actuarial gain	(183)	(82)	(427)	(246)
Prior service cost	155	10	362	30

Net periodic benefit cost	$15	$70	$35	$213

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(11)	CONTINGENCIES

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

In 2000, the Company and approximately 50 other companies were notified that they are PRPs under the CERCLA with respect to a Superfund site, the State Marine of Port Arthur Superfund Site (“State Marine”), located in Port Arthur, Texas. In the past, State Marine had performed tank barge cleaning and services for various subsidiaries of the Company. In March 2010, the Department of Justice and EPA issued a letter to seven PRPs, which include the former owners/operator of the site and others, including the Company, indicating their intent to pursue reimbursement of its past costs of approximately $2,902,000 in connection with clean-up activities in relation to the site. The Company and the other PRPs have requested documentation concerning the site activities related to all PRPs in order to determine appropriate allocation of past costs relative to activities at the site to develop suggested pro rata sharing to resolve the EPA’s past cost claim.

With respect to the above sites, the Company has recorded its best estimate for potential liability for its portion of the EPA’s past costs claim based on information developed to date including various factors such as the Company’s liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $26,517,000 at September 30, 2010, including $7,323,000 in letters of credit and debt guarantees, and $19,194,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the three months and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Weighted average number of common shares - diluted	53,439	53,337	53,559	53,296

The increase in the weighted average number of common shares for both 2010 periods compared with the 2009 periods primarily reflected the issuance of restricted stock and the exercise of stock options, partially offset by common stock repurchases in the 2010 second and third quarters.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 850 active tank barges, including 52 leased barges, with 16.4 million barrels of capacity as of September 30, 2010. The Company operated an average of 217 inland towing vessels during the 2010 third quarter, of which an average of 50 was chartered. The Company uses the United States inland waterway system to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade. Through its diesel engine services segment the Company provides after-market services for medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.

For the 2010 third quarter, net earnings attributable to Kirby were $30,687,000, or $.57 per share, on revenues of $281,317,000, compared with 2009 third quarter net earnings attributable to Kirby of $35,014,000, or $.65 per share, on revenues of $272,166,000. For the 2010 first nine months, net earnings attributable to Kirby were $84,629,000, or $1.56 per share, on revenues of $823,239,000, compared with the 2009 first nine months net earnings attributable to Kirby of $96,739,000, or $1.79 per share, on revenues of $822,570,000.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation

For the 2010 third quarter and first nine months, 83% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include raw materials for many of the end products used widely by businesses and consumers – plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company’s business tends to mirror the general performance of the United States economy and volumes produced by the Company’s customer base, enhanced by the inherent efficiencies of barge transportation which is generally the lowest cost mode of surface transportation.

The Company’s marine transportation segment’s revenue for the 2010 third quarter and first nine months increased 2% and 3%, respectively, compared with revenue for the 2009 third quarter and first nine months. The segment’s operating income for the third quarter and first nine months of 2010 decreased 11% and 9%, respectively, when compared with operating income for the 2009 third quarter and first nine months. The higher marine transportation revenues reflected an improvement in tank barge demand and equipment utilization due to higher production volumes from United States petrochemical customers in the second and third quarters and anomalies impacting refinery customers in the 2010 third quarter. In addition, diesel fuel prices for the 2010 third quarter and first nine months increased 15% and 35%, respectively, compared with the 2009 third quarter and first nine months, thereby positively impacting marine transportation revenues as fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts. Offsetting the improved demand and higher equipment utilization was the negative impact of lower term contract and spot contract rates negotiated throughout 2009 and the first half of 2010 due to recessionary pressure and resulting lower industry-wide demand.

During the 2010 third quarter and first nine months, approximately 75% of the marine transportation revenues were under term contracts and 25% were spot contract revenues. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 52% and 51%, respectively, of the revenues under term contracts during the 2010 third quarter and first nine months compared with 54% and 56%, respectively, during the 2009 third quarter and first nine months. Rates on term contracts renewed in the 2010 third quarter were relatively flat compared with the 2010 first and second quarters, as well as relatively flat compared with the 2009 third quarter. Spot contract rates for the 2010 third quarter, which include the cost of fuel, were relatively flat to slightly positive compared with the 2010 second quarter. Effective January 1, 2010, annual escalators for labor and the producer price index on a number of multi-year contracts were neutral.

The marine transportation operating margin for the 2010 third quarter was 22.1% compared with 25.3% for the 2009 third quarter and 21.0% for the 2010 first nine months compared with 23.6% for the 2009 first nine months. The lower operating margins reflected the impact of lower term contract and spot contract pricing negotiated throughout the 2009 year and the 2010 first half, higher fuel costs and increased delay days, partially offset by higher tank barge utilization in the petrochemical market during the 2010 second and third quarters and black oil market in the 2010 third quarter, and by the cost reduction initiatives implemented during 2009 and in the 2010 first quarter.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services

For the 2010 third quarter and first nine months, 17% of the Company’s revenue was generated by the diesel engine services segment, of which 64% was generated through service and 36% from direct parts sales. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine, power generation and railroad industries it serves.

The Company’s diesel engine services segment’s 2010 third quarter revenue increased 9% and operating income decreased 3% compared with the third quarter of 2009. For the first nine months of 2010, revenues and operating income decreased 11% and 21%, respectively, compared with the 2009 first nine months. The medium-speed power generation market for the 2010 third quarter was stronger, positively impacted by additional engine-generator set upgrades and higher parts and engines sales, accounting for the higher 2010 third quarter revenue compared with the 2009 third quarter. Demand levels for service and direct parts sales across the majority of the marine markets, particularly the Gulf Coast oil services market, remained weak during the 2010 third quarter and first nine months, resulting from customers’ continued deferral of major maintenance projects. In addition, the moratorium on Gulf of Mexico deep water drilling negatively impacted both the Gulf Coast medium-speed and high-speed operations during the 2010 second and third quarters. Partially offsetting the weaknesses in the marine market was required repair work for customers involved in the Gulf Coast oil spill cleanup.

The diesel engine services segment’s operating margin for the 2010 third quarter was 9.3% compared with 10.4% for the third quarter of 2009. For the 2010 first nine months, the operating margin was 9.7% compared with 10.9% for the 2009 first nine months. Both 2010 periods reflected overall lower service and direct parts sales, excluding the power generation market as noted above, some pricing pressure in the high-speed marine markets and lower labor utilization, partially offset by the positive impact of the 2009 cost reduction initiatives. The 2009 first nine months operating margin was negatively impacted by a first quarter charge for early retirements and staff reductions of $1,426,000.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2010 first nine months, with net cash provided by operating activities of $169,837,000 compared with net cash provided by operating activities for the 2009 first nine months of $237,101,000. The 2010 first nine months experienced a net decrease in cash flows from changes in operating assets and liabilities of $22,874,000, primarily due to a federal income tax receivable as of September 30, 2010 of $25,169,000, the result of the recently enacted Small Business Jobs Act of 2010 that included a one-year extension of bonus tax depreciation on qualified property. This extension was granted after the Company’s estimated tax payment was made on September 15, 2010, based on the assumption that bonus tax depreciation would not be extended and, as a result, the Company overpaid its 2010 estimated federal income taxes. This compares with a net increase in the 2009 first nine months of $31,964,000, primarily due to a decrease in receivables in the 2009 first nine months resulting from decreased revenues due to weaker business activity levels. In addition, during the 2010 and 2009 first nine months, the Company generated cash of $3,824,000 and $2,056,000, respectively, from the exercise of stock options, and $7,501,000 and $3,619,000, respectively, from proceeds from the disposition of assets.

For the 2010 first nine months, cash generated was used for capital expenditures of $108,036,000, including $60,330,000 for new tank barge and towboat construction and $47,706,000 primarily for upgrading the existing marine transportation fleet, and $20,584,000 for the repurchase of the Company’s

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

common stock. The Company’s debt-to-capitalization ratio decreased to 15.1% at September 30, 2010 from 15.9% at December 31, 2009, primarily due to the increase in equity from net earnings attributable to Kirby for the 2010 first nine months of $84,629,000, exercise of stock options and the amortization of unearned equity compensation, partially offset by treasury stock purchases. As of September 30, 2010, the Company had no outstanding balance under its $250,000,000 revolving credit facility and had $149,204,000 of cash and cash equivalents.

The Company projects that capital expenditures for 2010 will be in the $135,000,000 to $145,000,000 range, including approximately $70,000,000 for new tank barge and towboat construction, taking advantage of current attractive tank barge construction prices, and prepayments on 2011 new tank barge construction. For 2010, new construction commitments consist of 58 tank barges, three 1800 horsepower towboats and prepayments on 2011 tank barge construction. New construction capital expenditures for 2011 are currently projected in the $50,000,000 to $60,000,000 range based on current commitments for 31 new tank barges, current steel prices and projected delivery schedules.

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

Petrochemical and black oil tank barge utilization levels on the Gulf Intracoastal Waterway and into the Midwest improved during the 2010 first nine months compared with the 2009 year, a year of economic recession. While improvement in utilization levels in these markets is encouraging, the continued sluggish United States economy, consistent high unemployment levels, negative consumer confidence, current excess industry tank barge capacity, and the continued negative impact of pending safety regulations enacted on Gulf of Mexico drillers and its unknown impact on the diesel engine services segment leaves the Company’s outlook for the balance of 2010 and into 2011 unclear.

In regard to the current excess industry tank barge capacity, during 2009 some incremental capacity was added to the industry fleet with a reported 192 tank barges constructed and delivered. The Company estimates that 140 tank barges were scrapped during 2009, for a net addition to the industry fleet of approximately 50 tank barges. At the beginning of 2010, the Company estimates there were approximately 3,150 tank barges in the industry fleet, of which approximately 500 were over 35 years old and approximately 250 of those over 40 years old. For 2010, the Company estimates that less than 100 tank barges will be constructed, of which 58 were ordered by the Company. Given the age profile of the industry fleet and current industry-wide excess tank barge capacity, the Company expects older barges will continue to be removed from service and the industry’s supply versus demand will continue to slowly move closer to balance.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Results of Operations

The Company reported 2010 third quarter net earnings attributable to Kirby of $30,687,000, or $.57 per share, on revenues of $281,317,000, compared with 2009 third quarter net earnings attributable to Kirby of $35,014,000, or $.65 per share, on revenues of $272,166,000. Net earnings attributable to Kirby for the 2010 first nine months were $84,629,000, or $1.56 per share, on revenues of $823,239,000, compared with $96,739,000, or $1.79 per share, on revenues of $822,570,000 for the 2009 first nine months.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2010 third quarter compared with the third quarter of 2009, the first nine months of 2010 compared with the first nine months of 2009 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2010	%	2009	%	2010	%	2009	%
Marine transportation	$232,785	83%	$227,467	84%	$682,603	83%	$664,394	81%
Diesel engine services	48,532	17	44,699	16	140,636	17	158,176	19

	$281,317	100%	$272,166	100%	$823,239	100%	$822,570	100%

As a result of the lower demand during the 2008 fourth quarter and 2009 year in both the marine transportation and diesel engine services segments, the Company took specific steps during 2009 to reduce overhead and lower expenditures, including a reduction in its shore staff. During the 2010 first quarter, the Company continued its cost reduction initiatives by further reducing its marine transportation and corporate overhead costs through retirements and staff reductions, incurring a charge of $4,072,000 before taxes, or $.05 per share. Since its peak headcount in October 2008, the Company has reduced its shore staff by 24% through retirements, staff reductions and employee attrition.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of September 30, 2010, the Company operated 850 active inland tank barges, with a total capacity of 16.4 million barrels, compared with 874 active inland tank barges at September 30, 2009, with a total capacity of 16.8 million barrels. The Company operated an average of 217 active inland towing vessels during the 2010 third quarter and 221 during the 2010 first nine months compared with 215 during the third quarter of 2009 and 222 during the first nine months of 2009. The Company owns and operates four offshore dry-bulk barge and tug units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey Line, L.L.C., which transports cargo containers and project cargoes by barge on the United States inland waterway system.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2010 compared with the three months and nine months ended September 30, 2009 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
Marine transportation revenues	$232,785	$227,467	2%	$682,603	$664,394	3%

Costs and expenses:
Costs of sales and operating expenses	135,897	125,160	9	402,551	373,177	8
Selling, general and administrative	20,237	18,623	9	61,971	61,047	2
Taxes, other than on income	2,809	2,752	2	9,325	8,256	13
Depreciation and amortization	22,440	23,337	(4)	65,391	64,964	1

	181,383	169,872	7	539,238	507,444	6

Operating income	$51,402	$57,595	(11)%	$143,365	$156,950	(9)%

Operating margins	22.1%	25.3%		21.0%	23.6%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first nine months of 2010, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2010 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	69%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Black Oil Products	18%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	8%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	5%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine transportation revenues for the 2010 third quarter and first nine months increased 2% and 3%, respectively, compared with the 2009 third quarter and first nine months, reflecting an improvement in tank barge demand and equipment utilization due to higher production volumes from United States petrochemical customers and anomalies impacting refinery customers. In addition, diesel fuel prices for the 2010 third quarter and first nine months increased 15% and 35%, respectively, compared with the 2009 third quarter and first nine months, thereby positively impacting marine transportation revenues.

The petrochemical market, the Company’s largest market, contributed 69% of the marine transportation revenue for the 2010 first nine months. During the 2010 first nine months, petrochemical transportation demand reflected a continued improvement in business levels, driven by higher United States petrochemical volumes. The 2010 first quarter’s improvement was also attributable to supply chain disruptions caused by petrochemical turnarounds and unscheduled plant maintenance. Lower domestic natural gas prices have improved the global competitiveness of the United States petrochemical business in the global markets, thereby producing increased marine transportation volumes for basic petrochemicals to both domestic consumers and terminals for export destinations. As a result of the higher volumes, the Company’s petrochemical tank barge fleet’s utilization level was in the high 80% range in both the 2010 second and third quarters. The black oil products market, which contributed 18% of 2010 first nine months marine transportation revenue, saw lower utilization of the fleet, as well as a heavy shipyard maintenance cycle for black oil barges during the 2010 first half. During the 2010 third quarter, a heavy United States refinery maintenance schedule which required additional black oil shipments between refineries, coupled with the exportation of heavy fuel to South America and the Pacific Rim, resulted in the Company’s black oil fleet maintaining a high 80% range utilization level. The refined petroleum products market, which contributed 8% of 2010 first nine months marine transportation revenue, reflected continued lower demand for movements of products, consistent with prevailing conditions in the United States economy, partially offset by an improvement of river ethanol volumes. The agricultural chemical market, which contributed 5% of 2010 first nine months marine transportation revenue, was weak during the first quarter due to high Midwest inventory levels, fueled by heavy rain and snow which reduced the farmer’s ability to apply fertilizer, improved in the second quarter with the Midwest spring fill, but declined significantly in the third quarter with a worldwide shortage of fertilizer.

For the third quarter of 2010, the marine transportation segment incurred 1,006 delay days, 46% more than the 2009 third quarter delay days of 688. For the 2010 first nine months, 4,274 delay days occurred, 26% more than the 3,393 delay days that occurred in the 2009 first nine months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions and other navigational factors. The 2010 third quarter and first nine months delay days reflected more normal weather and lock conditions, including ice and high water conditions during portions of the first and second quarters and numerous delays from scheduled lock repairs during the third quarter. This compares with the 2009 third quarter and first nine months that experienced milder winter weather conditions and favorable water levels. The higher 2010 delay days led to increased operating expenses compared with 2009.

During the 2010 third quarter and first nine months, approximately 75% of marine transportation revenues were under term contracts and 25% were spot contract revenues, compared with 80% under term contracts and 20% under spot contracts during the 2009 third quarter and first nine months. The percentage applicable to term contracts declined beginning in the fourth quarter of 2009 as certain

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

customers switched to spot contracts, and in some cases, short-term charters when their term contracts expired. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 52% and 51% of the revenues under term contracts during the 2010 third quarter and first nine months compared with 54% and 56% in the 2009 third quarter and first nine months, respectively.

Rates on term contracts renewed in the 2010 first quarter generally decreased an average of approximately 10% when compared with term contract renewals in the first quarter of 2009. Rates on term contracts renewed in the 2010 second quarter were relatively flat with the 2010 first quarter renewals, but when compared with the 2009 second quarter declined an average of 10% to 12%. For the 2010 third quarter, term contract renewals were relatively flat with the 2010 first and second quarters, as well as relatively flat compared with the 2009 third quarter. Spot contract rates for the 2010 first quarter, which include the cost of fuel, were up an average of 3% to 6% when compared with the 2009 fourth quarter, but down an average of 15% to 25% compared with the 2009 first quarter. Spot contract rates for the 2010 second quarter were relatively flat when compared with the 2010 first quarter, but when compared with the 2009 second quarter were down an average of 10% to 15%. Spot contract rates for the 2010 third quarter were relatively flat to slightly positive compared with the 2010 second quarter. Effective January 1, 2010, annual escalators for labor and the producer price index on a number of multi-year contracts were neutral.

Marine Transportation Costs and Expenses

Costs and expenses for the 2010 third quarter and first nine months increased 7% and 6%, respectively, compared with the 2009 third quarter and first nine months, primarily reflecting higher costs and expenses associated with increased marine transportation volumes and the 15% and 35%, respectively, increase in diesel fuel prices. Unfavorable winter and spring weather operating conditions during the 2010 first and second quarters and numerous lock repairs during the third quarter compared with more favorable conditions during the 2009 comparable periods also increased operating expenses.

Costs of sales and operating expenses for the 2010 third quarter and first nine months increased 9% and 8%, respectively, compared with the third quarter and first nine months of 2009, reflecting higher expenses associated with the increased demand and higher fuel costs as noted above, partially offset by the positive impact of cost savings initiatives.

The marine transportation segment operated an average of 217 towboats during the 2010 third quarter compared with 215 during the 2009 third quarter. During the 2010 first nine months, the segment operated an average of 221 towboats, compared with 222 towboats operated during the 2009 first nine months.

During the 2010 third quarter, the Company consumed 10.8 million gallons of diesel fuel compared to 11.0 million gallons consumed during the 2009 third quarter. For the 2010 first nine months, the Company consumed 32.4 million gallons of diesel fuel compared with 31.2 million during the 2009 first nine months. The average price per gallon of diesel fuel consumed during the 2010 third quarter was $2.17, an increase of 15% compared with $1.89 per gallon for the third quarter of 2009, and $2.20 per gallon for the 2010 first nine months, a 35% increase when compared with $1.63 per gallon for the 2009 first nine months. The lower gallons consumed during the 2010 third quarter as compared with the 2009 third quarter primarily reflected the decline in agricultural chemical and river refined products volumes as noted above. The higher gallons consumed during the 2010 first nine months reflected higher overall demand levels and more normal weather conditions during the 2010 first nine months that required additional horsepower, compared with the milder weather conditions during the 2009 first nine months.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Selling, general and administrative expenses for the 2010 third quarter and first nine months increased 9% and 2%, respectively, compared with the 2009 third quarter and first nine months, primarily the result of salary increases effective April 1, 2010 and higher incentive compensation accruals in the 2010 third quarter and first nine months, partially offset by the reduced number of administrative personnel, resulting from the 2009 and 2010 first quarter retirements and staff reductions, and a lower provision for doubtful accounts. The 2010 first quarter included a retirement and shore staff reduction charge of $2,724,000 compared to a charge of $2,527,000 in the 2009 first quarter.

Taxes, other than on income, for the 2010 third quarter and first nine months increased 2% and 13%, respectively, compared with the third quarter and first nine months of 2009, primarily the reflection of higher waterway user taxes from increased mileage associated with improved demand on taxable waterways and higher property taxes.

Depreciation and amortization for the 2010 third quarter decreased 4% compared with the 2009 third quarter and increased 1% for the 2010 first nine months compared with the 2009 first nine months. The 4% decrease and 1% increase reflected the net changes of asset lives on certain equipment with revised accelerated tank barge retirement schedules and increased capital expenditures, including new tank barges and towboats.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2010 third quarter and first nine months decreased 11% and 9%, respectively, compared with the 2009 third quarter and first nine months. The operating margin was 22.1% for the 2010 third quarter compared with 25.3% for the 2009 third quarter and 21.0% for the 2010 first nine months compared with 23.6% for the 2009 first nine months. Both the lower operating income and lower operating margin for both comparable periods were a reflection of lower term contract and spot contract rates negotiated throughout 2009 and the 2010 first half due to recessionary pressure and resulting industry-wide lower demand, higher fuel costs, and increased delay days during the 2010 third quarter and first nine months, partially offset by the cost reduction initiatives implemented during 2009 and the 2010 first quarter.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2010 compared with the three months and nine months ended September 30, 2009 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
Diesel engine services revenues	$48,532	$44,699	9%	$140,636	$158,176	(11)%

Costs and expenses:

Costs of sales and operating expenses	36,132	32,026	13	103,357	113,813	(9)
Selling, general and administrative	6,639	6,746	(2)	19,683	23,002	(14)
Taxes, other than on income	272	227	20	822	980	(16)
Depreciation and amortization	989	1,053	(6)	3,114	3,190	(2)

	44,032	40,052	10	126,976	140,985	(10)

Operating income	$4,500	$4,647	(3)%	$13,660	$17,191	(21)%

Operating margins	9.3%	10.4%		9.7%	10.9%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company’s diesel engine services segment, the revenue distribution for the first nine months of 2010 and the customers for each market:

Markets Serviced	2010 Nine Months Revenue Distribution	Customers
Marine	68%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers
Power Generation	24%	Standby Power Generation, Pumping Stations
Railroad	8%	Passenger (Transit Systems), Class II, Shortline, Industrial

Diesel engine services revenues for the 2010 third quarter increased 9% compared with the 2009 third quarter and decreased 11% compared with the 2009 first nine months. During the 2009 third quarter, demand levels for all three markets declined significantly in response to the economic recession. The 2010 third quarter increase of 9% primarily reflected higher engine-generator set upgrades and higher engine and direct parts sales in the medium-speed power generation market. During the 2010 third quarter and first nine months, the segment continued to experience weak service levels and direct parts sales in both the medium-speed and high-speed marine markets, particularly the Gulf Coast oil services market where customers continue to defer major maintenance projects. During the 2010 second and third quarters the Gulf Coast oil services market was further weakened by the Gulf of Mexico deep water drilling moratorium and the uncertainty around new drilling regulations. In addition, the segment continued to experience pricing pressure in the high-speed marine market. The segment somewhat benefited from required repair work for customers involved in the Gulf Coast oil spill cleanup effort in the 2010 second and third quarters, and from modestly higher direct parts sales in the medium-speed railroad market in the 2010 first nine months. Both the 2010 and 2009 first quarters benefited from seasonal work for Midwest and Great Lakes medium-speed customers.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2010 third quarter increased 10% compared with the 2009 third quarter and decreased 10% for the 2010 first nine months compared with the 2009 first nine months. The 2009 first nine months included a $1,426,000 charge in the 2009 first quarter for early retirements and staff reductions applicable to the diesel engine services segment.

Cost of sales and operating expenses for the 2010 third quarter increased 13% compared with the 2009 third quarter, and decreased 9% for the first nine months of 2010 compared with the 2009 first nine months. The 2010 third quarter increase of 13% reflected the costs and expenses associated with the stronger power generation engine-generator set upgrades, engine sales and higher direct parts sales, partially offset by lower marine market service and direct parts sales activity noted above, and cost savings from the 2009 staff reductions. The 2010 first nine months decrease of 9% reflected the overall lower service and direct parts sales activity noted above. The 2009 first nine months expenses included $621,000 of the 2009 first quarter early retirements and staff reduction charge.

Selling, general and administrative expenses for the 2010 third quarter and first nine months decreased 2% and 14%, respectively, when compared with the 2009 third quarter and first nine months, reflecting the cost savings from the 2009 staff reductions. The 2009 first nine months expenses included $805,000 of the 2009 first quarter early retirements and staff reduction charge.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2010 third quarter and first nine months decreased 3% and 21%, respectively, compared with the 2009 corresponding periods. The operating margin for the 2010 third quarter was 9.3% compared with 10.4% for the 2009 third quarter and 9.7% for the 2010 first nine months compared with 10.9% for the 2009 first nine months. The 2009 first nine months included a $1,426,000 first quarter early retirements and staff reductions charge. The 2010 third quarter and first nine months operating income reflected the continued weak medium-speed and high-speed Gulf Coast oil services and inland marine markets, and some downward pressure on pricing in the high-speed marine market, partially offset by cost reduction initiatives implemented during 2009. The 2010 third quarter and first nine months operating margin reflected the lower service and direct parts sales, some pricing pressure in the high-speed marine market and lower labor utilization, partially offset by the positive impact of the 2009 cost reduction initiatives. The 2009 first nine months operating income and operating margin was negatively impacted by the 2009 first quarter charge for early retirements and staff reductions noted above.

General Corporate Expenses

General corporate expenses for the 2010 third quarter were $3,175,000, a 1% increase compared with $3,129,000 for the third quarter of 2009. For the first nine months of 2010, general corporate expenses were $10,590,000, a 17% increase compared with $9,045,000 for the first nine months of 2009. The increase for the 2010 first nine months included $1,088,000 of the 2010 first quarter charge for retirements and staff reductions noted above and higher incentive compensation accruals.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Loss/Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $8,000 for the 2010 third quarter compared with a net gain on disposition of assets of $753,000 for the 2009 third quarter. For the 2010 first nine months, the Company reported a net loss on disposition of assets of $55,000 compared with a net gain on disposition of assets of $1,117,000 for the first nine months of 2009. The net gains and losses were predominantly from the sale of retired marine equipment.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months and nine months ended September 30, 2010 compared with the three months and nine months ended September 30, 2009 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
Other income	$131	$189	(31)%	$173	$375	(54)%
Noncontrolling interests	$(218)	$(434)	(50)%	$(830)	$(1,158)	(28)%
Interest expense	$(2,750)	$(2,781)	(1)%	$(8,115)	$(8,387)	(3)%

Interest Expense

Interest expense for the 2010 third quarter and first nine months decreased 1% and 3%, respectively, compared with the third quarter and first nine months of 2009, primarily the result of lower average debt levels, partially offset by higher average interest rates. The average debt and average interest rate for the 2010 and 2009 third quarters, including the effect of interest rate swaps, were $200,186,000 and 5.5%, and $205,886,000 and 5.4%, respectively. For the first nine months of 2010 and 2009, the average debt and average interest rate, including the effect of interest rate swaps, were $200,209,000 and 5.4%, and $220,565,000 and 5.1%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of September 30, 2010 were $1,758,440,000 compared with $1,635,963,000 as of December 31, 2009. The following table sets forth the significant components of the balance sheet as of September 30, 2010 compared with December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009	% Change
Assets:
Current assets	$391,561	$300,097	30%
Property and equipment, net	1,117,694	1,085,057	3
Goodwill, net	228,873	228,873	—
Other assets	20,312	21,936	(7)

	$1,758,440	$1,635,963	7%

Liabilities and stockholders’ equity:
Current liabilities	$152,088	$137,104	11%
Long-term debt – less current portion	200,124	200,204	—
Deferred income taxes	224,232	200,397	12
Other long-term liabilities	56,265	42,163	33
Total equity	1,125,731	1,056,095	7

	$1,758,440	$1,635,963	7%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Current assets as of September 30, 2010 increased 30% compared with December 31, 2009, primarily reflecting a 53% increase in cash and cash equivalents. Trade accounts receivable increased 12%, primarily a reflection of higher 2010 third quarter marine transportation revenues when compared with the 2009 fourth quarter, partially associated with the pass through to customers of higher diesel fuel costs as fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts. Other accounts receivable increased 359%, predominately due to a federal income tax receivable as of September 30, 2010 of $25,169,000, the result of the recently enacted Small Business Jobs Act of 2010 that included a one-year extension of bonus tax depreciation on qualified property. This extension was granted after the Company’s estimated tax payment was made on September 15, 2010, based on the assumption that bonus tax depreciation would not be extended and, as a result, the Company overpaid its 2010 estimated federal income taxes. Finished goods inventory decreased 6% due to the continued reduction of diesel engine services inventory levels associated with the weak business levels.

Property and equipment, net of accumulated depreciation, at September 30, 2010 increased 3% compared with December 31, 2009. The increase reflected $108,036,000 of capital expenditures for the 2010 first nine months, more fully described under Capital Expenditures below, less $68,727,000 of depreciation expense for the first nine months of 2010 and $6,672,000 of property disposals during the 2010 first nine months.

Current liabilities as of September 30, 2010 increased 11% compared with December 31, 2009. Accounts payable increased 19%, a reflection of the higher business activity levels during the 2010 first nine months in the marine transportation segment and higher shipyard accruals. Accrued liabilities increased 5%, primarily from higher property tax accruals, marine insurance claims and deferred revenues, partially offset by payments during the 2010 first nine months of employee incentive compensation accrued during 2009 and payment of severance accrued in the 2009 fourth quarter.

Long-term debt, less current portion, as of September 30, 2010 was in line with December 31, 2009 as the Company had no outstanding balance under its $250,000,000 revolving credit facility during the first nine months of 2010.

Deferred income taxes as of September 30, 2010 increased 12% compared with December 31, 2009. The increase was primarily due to the 2010 first nine months deferred tax provision of $28,025,000, which included bonus tax deprecation on qualifying expenditures due to the recently enacted one-year extension of bonus tax depreciation as noted above.

Other long-term liabilities as of September 30, 2010 increased 33% compared with December 31, 2009, primarily reflecting increased pension plan accruals, and the recording of a $4,566,000 increased liability in the fair value of derivative instruments, more fully described under Fair Value of Derivative Instruments below.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Equity as of September 30, 2010 increased 7% compared with December 31, 2009. The increase was the result of $84,629,000 of net earnings attributable to Kirby for the 2010 first nine months, a decrease of $5,237,000 in accumulated other comprehensive income and an increase in treasury stock of $14,400,000. The decrease in accumulated other comprehensive income primarily resulted from the net change in fair value of derivative instruments, net of taxes, more fully described under Fair Value of Derivative Instruments below and the increase in unrecognized losses related to the Company’s defined benefit plans. The increase in treasury stock was attributable to purchases during the 2010 second and third quarters of $20,584,000 of Company common stock, partially offset by the exercise of stock options and the issuance of restricted stock during the 2010 first nine months.

Long-Term Financing

The Company has a $250,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank as the agent bank, with a maturity date of June 14, 2011. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elected to participate in the increased commitment. The unsecured Revolving Credit Facility has a variable interest rate based on LIBOR that varies with the Company’s senior debt rating and the level of debt outstanding. As of September 30, 2010, the Company was in compliance with all Revolving Credit Facility covenants and had no borrowings outstanding under the Revolving Credit Facility during any portion of the quarter. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $11,000 as of September 30, 2010.

The Company has $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. As of September 30, 2010, $200,000,000 was outstanding under the Senior Notes and the average interest rate for the 2010 third quarter and first nine months was 1.0% and 0.9%, respectively. The Company was in compliance with all Senior Notes covenants at September 30, 2010.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2011. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of September 30, 2010. Outstanding letters of credit under the Credit Line were $4,030,000 as of September 30, 2010.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. As of September 30, 2010, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of September 30, 2010, the Company has forward contracts with notional amounts aggregating $15,537,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the fourth quarter of 2010 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets on the consolidated balance sheet at September 30, 2010 and December 31, 2009 (in thousands):

Asset Derivatives	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Prepaid expenses and other current assets	$5	$138

Total derivatives designated as hedging instruments under ASC 815		$5	$138

Total asset derivatives		$5	$138

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities on the consolidated balance sheet at September 30, 2010 and December 31, 2009 (in thousands):

Liability Derivatives	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Accrued liabilities	$716	$—
Foreign currency contracts	Other long-term liabilities	1,032	—
Interest rate contracts	Other long-term liabilities	18,835	15,301

Total derivatives designated as hedging instruments under ASC 815		$20,583	$15,301

Total liability derivatives		$20,583	$15,301

Fair value amounts were derived as of September 30, 2010 and December 31, 2009 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 3, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and nine months ended September 30, 2010 and 2009 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended September 30,		Three months ended September 30,
		2010	2009	2010	2009
Interest rate contracts	Interest expense	$(854)	$(1,710)	$(2,089)	$(2,039)
Foreign exchange contracts	Cost of sales and operating expenses	(1,373)	30	(105)	—

Total		$(2,227)	$(1,680)	$(2,194)	$(2,039)

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Nine months ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009
Interest rate contracts	Interest expense	$(3,534)	$4,041	$(6,356)	$(5,201)
Foreign exchange contracts	Cost of sales and operating expenses	(1,921)	(35)	(83)	—

Total		$(5,455)	$4,006	$(6,439)	$(5,201)

The Company anticipates $5,214,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $498,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

Capital Expenditures

Capital expenditures for the 2010 first nine months were $108,036,000, of which $60,330,000 was for construction of new tank barges and towboats, and $47,706,000 was primarily for upgrading of the existing marine transportation fleet. Capital expenditures for the 2009 first nine months were $162,972,000, of which $121,742,000 was for construction of new tank barges and towboats, and $41,230,000 was primarily for upgrading of the existing marine transportation fleet. Financing of the construction of the new tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2010 first nine months, the Company took delivery of 48 new tank barges and five new chartered tank barges with a total capacity of 638,000 barrels, and three new 1800 horsepower towboats. During the 2010 fourth quarter, the Company anticipates the delivery of 10 new tank barges with a total capacity of 140,000 barrels. The Company projects capital expenditures for 2010 will be in the $135,000,000 to $145,000,000 range, including approximately $70,000,000 for new tank barge and towboat construction, taking advantage of current attractive tank barge construction prices, and prepayments on 2011 new tank barge construction. The Company’s current plans are not to expand the fleet and to use these new tank barges to replace older equipment removed from service. During the 2010 first nine months, the Company retired 66 tank barges, reducing its capacity by 1,014,000 barrels. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2011 new construction capital expenditures will consist of 31 new tank barges with a total capacity of 868,000 barrels in the $50,000,000 to $60,000,000 range.

Funding for future capital expenditures and new barge and towboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Treasury Stock Purchases

During the 2010 third quarter, the Company purchased 497,000 shares of its common stock for $18,887,000, for an average price per share of $38.01. From June through October 2010, the Company purchased 618,000 shares of its common stock for $23,793,000, for an average price per share of $38.47. The common stock was purchased through a combination of discretionary purchases and purchases pursuant to a stock trading plan entered into with a brokerage firm pursuant to Rule 10b5-1 under the Securities and Exchange Act of 1934. The Company’s Board of Directors on July 27, 2010 authorized the repurchase of an additional 2,000,000 shares of its common stock. As of November 3, 2010, the Company had 2,086,000 shares available under its existing repurchase authorizations. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $169,837,000 during the nine months ended September 30, 2010 compared with $237,101,000 generated during the nine months ended September 30, 2009. The 2010 first nine months experienced a net $22,874,000 decrease in cash flows from changes in operating assets and liabilities, primarily due to a federal income tax receivable as of September 30, 2010 of $25,169,000, the result of the recently enacted Small Business Jobs Act of 2010 that included a one-year extension of bonus tax depreciation on qualified property. This extension was granted after the Company’s estimated tax payment was made on September 15, 2010, based on the assumption that bonus tax depreciation would not be extended and, as a result, the Company overpaid its 2010 estimated federal income taxes. The 2009 first nine months experienced a net decrease in cash flows from changes in operating assets and liabilities of $31,964,000, primarily due to a decrease in receivables in the 2009 first nine months as a result of decreased revenues due to weaker business activity levels.

Funds generated are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of November 3, 2010, $249,989,000 under its Revolving Credit Facility and $861,000 available under its Credit Line and cash and cash equivalents of $159,201,000.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The Revolving Credit Facility’s commitment is in the amount of $250,000,000 and expires June 14, 2011. As of September 30, 2010, the Company had $249,989,000 available under its Revolving Credit Facility. Future extension of the Revolving Credit Facility may contain terms that are less favorable than those of the current Revolving Credit Facility should current credit market volatility be prolonged. The Revolving Credit Facility also allows for an increase in the commitments from the banks from the current $250,000,000 level up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. Based on current economic conditions and credit market volatility, there is no guarantee that the participating banks would elect to increase the commitment, and if they did, the terms may be less favorable than the current Revolving Credit Facility. The Senior Notes do not mature until 2013 and require no prepayments. While the Company has no current plans to access the bond market or private placement market, should the Company decide to do so in the near term, the terms, size and cost of a new debt issue could be less favorable.

Current market conditions also elevate the concern over counterparty risks related to the Company’s interest rate swap agreements used to hedge the Company’s exposure to fluctuating interest rates and the Company’s forward contracts used to hedge the Company’s exposure to fluctuating foreign currency rates. The counterparties to these contracts are large multinational banks. The Company may not realize the benefit of some of its hedges should one of these financial counterparties not perform.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $26,517,000 at September 30, 2010, including $7,323,000 in letters of credit and debt guarantees, and $19,194,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. As of September 30, 2010, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of September 30, 2010, the Company has forward contracts with notional amounts aggregating $15,537,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the fourth quarter of 2010 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets on the consolidated balance sheet at September 30, 2010 and December 31, 2009 (in thousands):

Asset Derivatives	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Prepaid expenses and other current assets	$5	$138

Total derivatives designated as hedging instruments under ASC 815		$5	$138

Total asset derivatives		$5	$138

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities on the consolidated balance sheet at September 30, 2010 and December 31, 2009 (in thousands):

Liability Derivatives	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Accrued liabilities	$716	$—
Foreign currency contracts	Other long-term liabilities	1,032	—
Interest rate contracts	Other long-term liabilities	18,835	15,301

Total derivatives designated as hedging instruments under ASC 815		$20,583	$15,301

Total liability derivatives		$20,583	$15,301

Fair value amounts were derived as of September 30, 2010 and December 31, 2009 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 3, Fair Value Measurements.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and nine months ended September 30, 2010 and 2009 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended September 30,		Three months ended September 30,
		2010	2009	2010	2009
Interest rate contracts	Interest expense	$(854)	$(1,710)	$(2,089)	$(2,039)
Foreign exchange contracts	Cost of sales and operating expenses	(1,373)	30	(105)	—

Total		$(2,227)	$(1,680)	$(2,194)	$(2,039)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Nine months ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009
Interest rate contracts	Interest expense	$(3,534)	$4,041	$(6,356)	$(5,201)
Foreign exchange contracts	Cost of sales and operating expenses	(1,921)	(35)	(83)	—

Total		$(5,455)	$4,006	$(6,439)	$(5,201)

The Company anticipates $5,214,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $498,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2010, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 – July 31, 2010	129,000	$38.84	129,000	3,230,000
Aug. 1 – Aug. 31, 2010	212,000	$37.67	212,000	2,703,000
Sept. 1 – Sept. 30, 2010	156,000	$37.77	156,000	2,547,000

Total	497,000	$38.01	497,000

Purchases were made through a combination of discretionary purchases and purchases pursuant to a stock trading plan entered into with a brokerage firm pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. The Company’s total remaining repurchase authorization as of November 3, 2010 was 2,086,000 shares.

The Revolving Credit Facility contains a covenant restricting the payment of dividends by the Company at any time when there is a default under the Revolving Credit Facility.

Item 6.	Exhibits

31.1 – Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2 – Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

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

Dated: November 5, 2010