Form 10-K
period 2010-12-31
KIRBY CORP
filed 2011-02-25
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no. 1-7615

Kirby Corporation

(Exact name of registrant as specified in its charter)

Nevada	74-1884980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Waugh Drive, Suite 1000 Houston, Texas	77007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(713) 435-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock — $.10 Par Value Per Share	New York Stock Exchange

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by nonaffiliates of the registrant as of June 30, 2010, based on the closing sales price of such stock on the New York Stock Exchange on June 30, 2010 was $1,975,529,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of February 23, 2011, 53,668,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held April 26, 2011, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

KIRBY CORPORATION

2010 FORM 10-K

PART I

Item 1.	Business

THE COMPANY

Kirby Corporation (the “Company”) was incorporated in Nevada on January 31, 1969 as a subsidiary of Kirby Industries, Inc. (“Industries”). The Company became publicly owned on September 30, 1976 when its common stock was distributed pro rata to the stockholders of Industries in connection with the liquidation of Industries. At that time, the Company was engaged in oil and gas exploration and production, marine transportation and property and casualty insurance. Since then, through a series of acquisitions and divestitures, the Company has become a marine transportation and diesel engine services company. In 1990, the name of the Company was changed from “Kirby Exploration Company, Inc.” to “Kirby Corporation” because of the changing emphasis of its business. Today, the Company operates inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals throughout the United States inland waterway system. The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade. Through the diesel engine services segment, the Company provides after-market service for medium-speed and high-speed diesel engines and reduction gears used in marine, power generation and railroad applications.

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

The Company and its marine transportation and diesel engine services segments have approximately 2,615 employees, all of whom are in the United States.

The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the principal activities of the Company for the years indicated (in thousands):

	2010	2009	2008
Revenues from unaffiliated customers:
Marine transportation	$915,046	$881,298	$1,095,475
Diesel engine services	194,511	200,860	264,679

Consolidated revenues	$1,109,557	$1,082,158	$1,360,154

Operating profits:
Marine transportation	$192,758	$208,086	$244,866
Diesel engine services	20,553	21,005	39,587
General corporate expenses	(13,189)	(12,239)	(14,099)
Impairment of goodwill	—	(1,901)	—
Gain (loss) on disposition of assets	(78)	1,079	142

	200,044	216,030	270,496
Equity in earnings of affiliates	283	874	134
Other income (expense)	273	(266)	(649)
Interest expense	(10,960)	(11,080)	(14,064)

Earnings before taxes on income	$189,640	$205,558	$255,917

Identifiable assets:
Marine transportation	$1,383,252	$1,336,358	$1,289,689
Diesel engine services	185,824	185,573	208,993

	1,569,076	1,521,931	1,498,682
Investment in affiliates	3,336	3,052	2,056
General corporate assets	222,525	110,980	25,360

Consolidated assets	$1,794,937	$1,635,963	$1,526,098

MARINE TRANSPORTATION

The marine transportation segment is primarily a provider of transportation services by barge for the inland and offshore markets. As of February 23, 2011, the equipment owned or operated by the marine transportation segment consisted of 825 active inland tank barges, 222 active inland towboats, four offshore dry-cargo barges, four offshore tugboats and one offshore shifting tugboat with the following specifications and capacities:

Class of equipment	Number in class	Average age (in years)	Barrel capacities
Inland tank barges:
Active:
Regular double hull:
20,000 barrels and under	364	21.1	4,210,000
Over 20,000 barrels	380	16.3	10,543,000
Specialty double hull	81	35.2	1,187,000

Total active inland tank barges	825	20.3	15,940,000

Inactive	34	34.8	360,000

Inland towboats:
Active (owned and chartered):
Less than 800 horsepower	1	42.0
800 to 1300 horsepower	96	33.1
1400 to 1900 horsepower	78	28.5
2000 to 2400 horsepower	21	19.9
2500 to 3200 horsepower	14	37.0
3300 to 4900 horsepower	9	34.0
Greater than 5000 horsepower	2	38.0
Spot charters (chartered trip to trip)	1	—

Total active inland towboats	222	30.6

Inactive	7	34.9

			Deadweight Tonnage
Offshore dry-cargo barges	4	30.9	70,000

Offshore tugboats and shifting tugboat	5	33.7

The 222 active inland towboats, four offshore tugboats and one offshore shifting tugboat provide the power source and the 825 active inland tank barges and four offshore dry-cargo barges provide the freight capacity. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to 25 tank barges, depending upon the horsepower of the towboat, the river or canal capacity and conditions, and customer requirements. The Company’s offshore tows consist of one tugboat and one dry-cargo barge.

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

Based on cost and safety, inland barge transportation is often the most efficient and safest means of transporting bulk commodities compared with railroads and trucks. The cargo capacity of a 90,000 barrel three barge tow is the equivalent of 150 railroad tank cars or 470 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 260 railroad tank cars or approximately 825 tractor-trailer tank trucks. The 260 railroad tank cars would require a freight train approximately 2 3/4 miles long and the 825 tractor-trailer tank trucks would stretch approximately 35 miles, assuming a safety margin of 150 feet between the trucks. The Company’s active tank barge fleet capacity of 15.9 million barrels equates to approximately 26,600 railroad tank cars or approximately 83,200 tractor-trailer tank trucks. In addition, studies comparing inland water transportation to railroads and trucks have proven shallow draft water transportation to be the most energy efficient and environmentally friendly method of moving bulk materials. One ton of bulk product can be carried 576 miles by inland barge on one gallon of fuel, compared with 413 miles by railroad or 155 miles by truck.

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

The number of tank barges that operate on the inland waterways of the United States declined from an estimated 4,200 in 1982 to 2,900 in 1993, remained relatively constant at 2,900 until 2002, decreased to 2,750 from 2002 through 2006 and increased to 3,050 by the end of 2008 and 3,150 by the end of 2009, and is estimated at 3,100 at the end of 2010. The Company believes the decrease from 4,200 in 1982 to 2,750 in 2006 primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government regulations and programs supporting the many new small refineries and a proliferation of oil traders which created a strong demand for tank barge services; an increase in the average capacity per barge; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets. The cost of tank barge hull work for required periodic United States Coast Guard (“USCG”) certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. The increase from 2,750 in 2006 to an estimated 3,100 by the end of 2010 primarily resulted from increased barge construction and deferred retirements due to strong demand and resulting capacity shortages through the 2008 third quarter.

From 2003 through 2006, the Company believes that new tank barge construction approximated retirements. During 2007 and 2008, sustained favorable market conditions stimulated additional new capacity. During the first nine months of 2008 and prior to the deterioration of the marine transportation markets in the 2008 fourth quarter, the Company and many competitors signed tank barge construction contracts with shipyards for 2009 and 2010 deliveries. During 2010, the Company estimated that approximately 115 new tank barges were delivered and placed in service and an estimated 165 tank barges were retired; however, the current reduction of petrochemical and refining production compared with peak levels in 2008 has resulted in excess barge capacity, lower utilization and the acceleration of the retirement of older barges. While weaker market conditions may constrain industry wide new barge orders for 2011 and the retirement of older barges may be further accelerated, the cost of constructing new tank barges has decreased significantly. The reduced construction price of new tank barges, along with the two-year extension of bonus tax depreciation on qualified property, may accelerate the building of new tank barges. The risk of a continued oversupply of barges may be mitigated by the fact that the tank barge industry has a mature fleet, with approximately 850 tank barges over 30 years old and approximately 500 of those over 35 years old, which may lead to early retirement of some older tank barges.

The average age of the nation’s tank barge fleet is 20 years, with 28% of the fleet built in the last 10 years. Single hull barges comprise approximately 3% of the nation’s tank barge fleet, with an average age of 37 years. Single hull barges are being driven from the nation’s tank barge fleet by market forces, stringent environmental regulations and rising maintenance costs. Single hull tank barges are required by current federal law to be retrofitted with double hulls or phased out of domestic service by 2015. Due to a market bias against single hull tank barges, the Company retired its nine remaining single hull tank barges in 2009. Market bias and current weak market conditions may also result in reduced lives for single hull tank barges industry wide.

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

The Company’s direct competitors are primarily noncaptive inland tank barge operators. “Captive” fleets are owned by major oil and/or petrochemical companies which occasionally compete in the inland tank barge market, but primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 825 active tank barges as of February 25, 2011. It currently operates approximately 27% of the estimated total number of domestic inland tank barges.

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

Marine Transportation Acquisitions

On February 24, 2011, the Company purchased 21 inland and offshore tank barges and 15 inland towboats and offshore tugboats from Enterprise Marine Services LLC (“Enterprise”) for approximately $53,200,000 in cash. Enterprise provided transportation and delivery services for ship bunkers (engine fuel) to cruise ships, container ships and freighters primarily in the Miami, Port Everglades and Cape Canaveral, Florida area, the three largest cruise ship ports in the United States, as well as Tampa, Florida, Mobile, Alabama and Houston, Texas.

On February 9, 2011, the Company purchased from Kinder Morgan Petcoke, L.P. (“Kinder Morgan”) for $4,050,000 in cash a 51% interest in Kinder Morgan’s shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel. Kinder Morgan retained the remaining 49% interest and the Company will manage the operation. In addition, the Company purchased a towboat from Kinder Morgan for $1,250,000 in cash.

On March 18, 2008, the Company purchased six inland tank barges from OFS Marine One, Inc. (“ORIX”) for $1,800,000 in cash. The Company had been leasing the barges from ORIX prior to their purchase.

Products Transported

During 2010, the Company’s marine transportation segment moved over 51 million tons of liquid cargo on the United States inland waterway system. Products transported for its customers consisted of the following: petrochemicals, black oil products, refined petroleum products and agricultural chemicals.

Petrochemicals. Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene and caustic soda, all consumed in the production of paper, fibers and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented 69% of the segment’s 2010 revenues. Customers shipping these products are refining and petrochemical companies.

Black Oil Products. Black oil products transported include such products as asphalt, residual fuel oil, No. 6 fuel oil, coker feedstock, vacuum gas oil, carbon black feedstock, crude oil and ship bunkers (engine fuel). Such products represented 18% of the segment’s 2010 revenues. Black oil customers are refining companies, marketers and end users that require the transportation of black oil products between refineries and storage terminals. Ship bunkers customers are oil companies and oil traders in the bunkering business.

Refined Petroleum Products. Refined petroleum products transported include the various blends of finished gasoline, gasoline blendstocks, jet fuel, No. 2 oil, naphtha, heating oil and diesel fuel, and represented 8% of the segment’s 2010 revenues. Customers are oil and refining companies and marketers.

Agricultural Chemicals. Agricultural chemicals transported represented 5% of the segment’s 2010 revenues. They include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of domestic and foreign producers of such products.

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

The demand for black oil products, including ship bunkers, varies with the type of product transported. Demand for transportation of residual oil, a heavy by-product of refining operations, varies with refinery utilization and feedstocks used. Asphalt shipments are generally seasonal, with higher volumes shipped during April through November, months when weather allows for efficient road construction. Carbon black feedstock shipments generally track the general domestic economy and are used in the production of automobiles and related parts, and in housing applications. Other black oil shipments are more constant and service the United States oil refineries.

Refined petroleum products volumes are driven by United States gasoline consumption, principally vehicle usage, air travel and weather conditions. Volumes can also relate to gasoline inventory imbalances within the United States. Generally, gasoline and No. 2 oil are exported from the Gulf Coast where refining capacity exceeds demand. The Midwest is a net importer of such products. Demand for tank barge transportation from the Gulf Coast to the Midwest region can also be impacted by the gasoline price differential between the Gulf Coast and the Midwest.

Demand for marine transportation of domestic and imported agricultural fertilizer is directly related to domestic nitrogen-based liquid fertilizer consumption, driven by the production of corn, cotton and wheat. During periods of high natural gas prices, the manufacturing of nitrogen-based liquid fertilizer in the United States is curtailed significantly. During these periods, imported products, which normally involve longer barge trips, replace the domestic products to meet Midwest and south Texas demands. Such products are delivered to the numerous small terminals and distributors throughout the United States farm belt.

Marine Transportation Operations

The marine transportation segment operates a fleet of 825 active inland tank barges and 222 active inland towboats. The segment also owns and operates four offshore dry-cargo barges, four offshore tugboats and one offshore shifting tugboat, and a small bulk liquid terminal.

Inland Operations. The segment’s inland operations are conducted through a wholly owned subsidiary, Kirby Inland Marine, LP (“Kirby Inland Marine”). Kirby Inland Marine’s operations consist of the Canal, Linehaul and River fleets, as well as barge fleeting services.

The Canal fleet transports petrochemical feedstocks, processed chemicals, pressurized products, black oil products and refined petroleum products along the Gulf Intracoastal Waterway, the Mississippi River below Baton Rouge, Louisiana, and the Houston Ship Channel. Petrochemical feedstocks and certain pressurized products are transported from one plant to another plant for further processing. Processed chemicals and certain pressurized products are moved to waterfront terminals and chemical plants. Certain black oil products are transported to waterfront terminals and products such as No. 6 fuel oil are transported directly to the end users.

Refined petroleum products are transported to waterfront terminals along the Gulf Intracoastal Waterway for distribution.

The Linehaul fleet transports petrochemical feedstocks, chemicals, agricultural chemicals and lube oils along the Gulf Intracoastal Waterway, Mississippi River and the Illinois and Ohio Rivers. Loaded tank barges are staged in the Baton Rouge area from Gulf Coast refineries and petrochemical plants, and are transported from Baton Rouge to waterfront terminals and plants on the Mississippi, Illinois and Ohio Rivers, and along the Gulf Intracoastal Waterway, on regularly scheduled linehaul tows. Barges are dropped off and picked up going up and down river.

The River fleet transports petrochemical feedstocks, chemicals, refined petroleum products, agricultural chemicals and black oil products along the Mississippi River System above Baton Rouge. Petrochemical feedstocks and processed chemicals are transported to waterfront petrochemical and chemical plants, while black oil products, refined petroleum products and agricultural chemicals are transported to waterfront terminals. The River fleet operates unit tows, where a towboat and generally a dedicated group of barges operate on consecutive voyages between loading and discharge points.

The transportation of petrochemical feedstocks, chemicals and pressurized products is generally consistent throughout the year. Transportation of refined petroleum products, certain black oil products and agricultural chemicals is generally more seasonal. Movements of black oil products, such as asphalt, generally increase in the spring through fall months. Movements of refined petroleum products, such as gasoline blends, generally increase during the summer driving season, while heating oil movements generally increase during the winter months. Movements of agricultural chemicals generally increase during the spring and fall planting seasons.

The marine transportation segment moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 825 active inland tank barges currently operated, 635 are petrochemical and refined products barges, 112 are black oil barges, 62 are pressure barges, 11 are refrigerated anhydrous ammonia barges and 5 are specialty barges. Of the 825 active inland tank barges, 782 are owned by the Company and 43 are leased.

The fleet of 222 active inland towboats ranges from 600 to 5,600 horsepower. Of the 222 active inland towboats, 168 are owned by the Company and 54 are chartered. Towboats in the 600 to 1900 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1400 to 6000 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3600 horsepower are typically used on the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 to 30,000 tons.

Marine transportation services are conducted under long-term contracts, ranging from one to five years with renewal options, with customers with whom the Company has traditionally had long-standing relationships, as well as under spot contracts. During the 2009 fourth quarter and the 2010 year, approximately 75% of marine transportation revenues were from term contracts and 25% from spot contracts. During the first nine months of 2009 and the 2008 year, approximately 80% of marine transportation revenues were derived from term contracts and 20% from spot contracts. This decrease in term contract revenue mix was due to certain customers switching to spot contracts when their term contracts expired.

Inland tank barges used in the transportation of petrochemicals are of double hull construction and, where applicable, are capable of controlling vapor emissions during loading and discharging operations in compliance with occupational health and safety regulations and air quality concerns.

The marine transportation segment is one of the few inland tank barge operators with the ability to offer to its customers’ distribution capabilities throughout the Mississippi River System and the Gulf Intracoastal Waterway. Such distribution capabilities offer economies of scale resulting from the ability to match tank barges, towboats, products and destinations more efficiently.

Through the Company’s proprietary vessel management computer system, the fleet of barges and towboats is dispatched from a centralized dispatch at the corporate office. The towboats are equipped with satellite positioning and communication systems that automatically transmit the location of the towboat to the Company’s traffic department located in its corporate office. Electronic orders are communicated to the vessel personnel, with reports of towing activities communicated electronically back to the traffic department. The electronic interface between the traffic department and the vessel personnel enables more effective matching of customer needs to barge capabilities, thereby maximizing utilization of the tank barge and towboat fleet. The Company’s customers are able to access information concerning the movement of their cargoes, including barge locations, through the Company’s web site.

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

Kirby Logistics Management Division (“KLM”) provides shore tankering services for barge transfers, marine dock operations, railroad tank car and tank truck loading and unloading, tank farm operations, and other ancillary functions, including railroad switching operations. KLM services the Company and third parties. KLM serves three regional areas; the Gulf Coast region (Brownsville, Texas, to Pensacola, Florida); the Mississippi River region (Baton Rouge, Louisiana, to Memphis, Tennessee); and the Ohio Valley region (Paducah, Kentucky, to Pittsburgh, Pennsylvania). During 2010, approximately 120 KLM tankermen conducted more than 22,000 barge transfers and provided approximately 60 operators for in-plant services for petrochemical companies, refineries and terminal operators.

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

A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 52% of revenue under term contracts during 2010 and 56% of the revenue under term contracts during 2009 and 2008. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. The Company typically maintains a higher mix of term contracts to spot contracts to provide the Company with a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. During the 2009 fourth quarter and the 2010 year, approximately 75% of marine transportation revenues were from term contracts and 25% from spot contracts. During the first nine months of 2009 and the 2008 year, approximately 80% of marine transportation revenues were derived from term contracts and 20% from spot contracts. This decrease in term contract revenue mix was due to certain customers switching to spot contracts when their term contracts expired.

The Dow Chemical Company (“Dow”), with which the Company has a contract through 2016, including renewal options, accounted for 12% of the Company’s revenues in 2010, 11% in 2009 and 9% in 2008. SeaRiver Maritime, Inc. (“SeaRiver”), the United States transportation affiliate of Exxon Mobil Corporation, with which the Company has a contract through 2013, including renewal options, accounted for 11% of the Company’s revenues in 2010 and 10% in 2009 and 2008.

Employees

The Company’s marine transportation segment has approximately 2,010 employees, of which approximately 1,380 are vessel crew members. None of the segment’s operations are subject to collective bargaining agreements.

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

The Company believes that additional security and environmental related regulations may be imposed on the marine industry in the form of contingency planning requirements. Generally, the Company endorses the anticipated additional regulations and believes it is currently operating to standards at least equal to anticipated additional regulations.

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

Training. The Company believes that among the major elements of a successful and productive work force are effective training programs. The Company also believes that training in the proper performance of a job enhances both the safety and quality of the service provided. New technology, regulatory compliance, personnel safety, quality and environmental concerns create additional demands for training. The Company has developed and instituted effective training programs.

Centralized training is provided through the Operations Personnel and Training Department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company’s operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company’s training facility includes state-of-the-art equipment and instruction aids, including a wheelhouse simulator, a working towboat, three tank barges and a tank barge simulator for tankermen training. During 2010, approximately 1,750 certificates were issued for the completion of courses at the training facility.

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

DIESEL ENGINE SERVICES

The Company is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and reduction gears, and related parts sales through Kirby Engine Systems, Inc. (“Kirby Engine Systems”), a wholly owned subsidiary of the Company, and its three wholly owned operating subsidiaries, Marine Systems, Inc. (“Marine Systems”), Engine Systems, Inc. (“Engine Systems”) and Rail Systems, Inc. (“Rail Systems”). Through these three operating subsidiaries, the Company sells Original Equipment Manufacturers (OEM) replacement parts, provides service mechanics to overhaul and repair engines and reduction gears, and maintains facilities to rebuild component parts or entire engines and entire reduction gears. The Company serves the marine market and standby power generation market throughout the United States and parts of the Caribbean, the shortline, industrial, Class II and certain transit railroad markets throughout the United States, components of the nuclear industry worldwide and to a lesser extent other industrial markets such as cement, paper and mining in the Midwest. No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2010, 2009 or 2008. The diesel engine services segment also provides service to the Company’s marine transportation segment, which accounted for approximately 5% of the diesel engine services segment’s 2010 and 2009 revenues and 3% for 2008. Such revenues are eliminated in consolidation and not included in the table below.

The following table sets forth the revenues for the diesel engine services segment for the three years ended December 31, 2010 (dollars in thousands):

	2010		2009		2008
	Amounts	%	Amounts	%	Amounts	%
Overhaul and repairs	$123,009	63%	$122,847	61%	$167,196	63%
Direct parts sales	71,502	37	78,013	39	97,483	37

	$194,511	100%	$200,860	100%	$264,679	100%

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

Marine Operations

The Company is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and reduction gears, line boring, block welding services and related parts sales for customers in the marine industry, which represented 65% of the segment’s 2010 revenues. Medium-speed diesel engines have an engine speed of 400 to 1,000 revolutions per minute (“RPM”) with a horsepower range of 800 to 32,000. High-speed diesel engines have an engine speed of over 1,000 RPM and a horsepower range of 50 to 8,375. The Company services medium-speed and high-speed diesel engines utilized in the inland and offshore barge industries. It also services marine equipment and offshore drilling equipment used in the offshore petroleum exploration and oil service industry, marine equipment used in the offshore commercial fishing industry and vessels owned by the United States government.

The Company has marine operations throughout the United States providing in-house and in-field repair capabilities and related parts sales. The Company’s emphasis is on service to its customers, and it sends its crews from any of its locations to service customers’ equipment anywhere in the world. The medium-speed operations are located in Houma, Louisiana, Chesapeake, Virginia, Paducah, Kentucky, Seattle, Washington and Tampa, Florida. The operations based in Chesapeake, Virginia and Tampa, Florida are authorized distributors for 17 eastern states and the Caribbean for Electro-Motive Diesel, Inc. (“EMD”). In August 2010, EMD was purchased by a wholly owned subsidiary of Caterpillar. The marine operations based in Houma, Louisiana, Paducah, Kentucky and Seattle, Washington are nonexclusive authorized service centers for EMD providing service and related parts sales. All of the marine locations are authorized distributors for Falk Corporation reduction gears and Oil States Industries, Inc. clutches. The Chesapeake, Virginia operation concentrates on East Coast inland and offshore dry-bulk, tank barge and harbor docking operators, the USCG and United States Navy (“Navy”). The Houma, Louisiana operation concentrates on the inland and offshore barge and oil services industries. The Tampa, Florida operation concentrates on Gulf of Mexico offshore dry-bulk, tank barge and harbor docking operators. The Paducah, Kentucky operation concentrates on the inland river towboat and barge operators and the

Great Lakes carriers. The Seattle, Washington operation concentrates on the offshore commercial fishing industry, tugboat and barge industry, the USCG and Navy, and other customers in Alaska, Hawaii and the Pacific Rim.

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

Many of the parts sold by the Company are generally available from other service providers, but the Company is one of a limited number of authorized resellers of EMD, Caterpillar, Cummins, Detroit Diesel and John Deere parts. The Company is also the only marine distributor for Falk reduction gears throughout the United States.

Power Generation Operations

The Company is engaged in the overhaul and repair of diesel engines and reduction gears, line boring, block welding service and related parts sales for power generation customers, which represented 27% of the segment’s 2010 revenues. The Company is also engaged in the sale and distribution of parts for diesel engines and governors to the nuclear industry. The Company services users of diesel engines that provide standby, peak and base load power generation, as well as users of industrial reduction gears such as the cement, paper and mining industries.

The Company provides in-house and in-field repair capabilities and safety-related products to power generation operators from its Rocky Mount, North Carolina, Paducah, Kentucky and Seattle, Washington locations. The operation based in Rocky Mount, North Carolina is an EMD authorized distributor for 17 eastern states and the Caribbean for power generation applications, and provides in-house and in-field service. The Rocky Mount operation is also the exclusive worldwide distributor of EMD products to the nuclear industry, the exclusive worldwide distributor for Woodward Governor products to the nuclear industry, the exclusive worldwide distributor of Cooper Energy Services, Inc. products to the nuclear industry, and owns the assets and technology necessary to support the Nordberg medium-speed diesel engines used in nuclear applications. In addition, the Rocky Mount operation is a non-exclusive distributor for Honeywell International Incorporated industrial measurement and control products to the nuclear industry, an exclusive distributor for Norlake Manufacturing Company transformer products to the nuclear industry and a non-exclusive distributor of analog Weschler Instruments metering products and an exclusive distributor of digital Weschler metering products to the nuclear industry. The Paducah, Kentucky operation provides in-house and in-field repair services for Falk industrial reduction gears in the Midwest. The Seattle, Washington operation provides in-house and in-field repair services for Alco engines located on the West Coast and the Pacific Rim.

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

Railroad Operations

The Company is engaged in the overhaul and repair of locomotive diesel engines and the sale of replacement parts for locomotives serving shortline, industrial, Class II and certain transit railroads within the continental United States, which represented 8% of the segment’s 2010 revenues. The Company serves as an exclusive distributor for EMD providing replacement parts, service and support to these markets. EMD is one of the world’s largest manufacturers of diesel-electric locomotives, a position it has held for over 88 years.

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

Employees

Marine Systems, Engine Systems and Rail Systems together have approximately 510 employees.

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

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Positions and Offices
Joseph H. Pyne	63	Chairman of the Board, President and Chief Executive Officer
David W. Grzebinski	49	Executive Vice President and Chief Financial Officer
Gregory R. Binion	46	President — Kirby Inland Marine
Dorman L. Strahan	54	President — Kirby Engine Systems
Ronald A. Dragg	47	Vice President and Controller
G. Stephen Holcomb	65	Vice President — Investor Relations and Assistant Secretary
Amy D. Husted	42	Vice President — Legal
David R. Mosley	46	Vice President and Chief Information Officer
Joseph H. Reniers	36	Vice President — Human Resources
Renato A. Castro	39	Treasurer

No family relationship exists among the executive officers or among the executive officers and the directors. Officers are elected to hold office until the annual meeting of directors, which immediately follows the annual meeting of stockholders, or until their respective successors are elected and have qualified.

Joseph H. Pyne holds a degree in liberal arts from the University of North Carolina and has served the Company as Chairman of the Board, President and Chief Executive Officer since April 2010. He served the Company as President and Chief Executive Officer from 1995 to April 2010, Executive Vice President from 1992 to April 1995 and as President of Kirby Inland Marine from 1984 to November 1999. He has served the Company as a Director since 1988. He also served in various operating and administrative capacities with Kirby Inland Marine from 1978 to 1984, including Executive Vice President from January to June 1984. Prior to joining the Company, he was employed by Northrop Services, Inc. and served as an officer in the Navy.

David W. Grzebinski is a Chartered Financial Analyst and holds an M.B.A. degree from Tulane University and a degree in chemical engineering from the University of South Florida. He has served as Executive Vice President and Chief Financial Officer since March 2010, having joined the Company in February 2010. Prior to joining the Company, he served in various administrative positions since 1988 with FMC Technologies Inc., including Controller, Energy Services, Treasurer, and Director of Global SAP and Industry Relations. Prior to joining FMC, he was employed by Dow.

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

Joseph H. Reniers holds a degree in mechanical engineering from the United States Naval Academy and an M.B.A. from the University of Chicago Booth School of Business. He has served as Vice President — Human Resources since March 2010. Prior to joining the Company, he was a management consultant with McKinsey & Company serving a wide variety of industrial clients. Prior to joining McKinsey, he served as a nuclear power officer in the Navy.

Renato A. Castro is a Certified Public Accountant and holds an M.B.A. degree from Tulane University and a degree in civil engineering from the National Autonomous University of Honduras. He has served the Company as Treasurer since April 2010 and served as Manager of Financial Analysis from 2007 to April 2010. He also served as Financial Analyst from 2005 through 2006 and Assistant Controller of Kirby Inland Marine from 2001 through 2004. Prior to joining the Company, he was employed by a subsidiary of Astaldi S.p.A. in their transport infrastructure division.

Item 1A.	Risk Factors

The following risk factors should be considered carefully when evaluating the Company, as its businesses, results of operations, or financial condition could be materially adversely affected by any of these risks. The following discussion does not attempt to cover factors, such as trends in the United States and global economies or the level of interest rates, among others, that are likely to affect most businesses.

The Inland Waterway infrastructure is aging and may result in increased costs and disruptions to the Company’s marine transportation segment. Maintenance of the United States inland waterway system is vital to the Company’s operations. The system is composed of over 12,000 miles of commercially navigable waterway, supported by over 240 locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. The United States inland waterway infrastructure is aging, with more than half of the locks over 50 years old. As a result, due to the age of the locks, scheduled and unscheduled maintenance outages may be more frequent in nature, resulting in delays and additional operating expenses. One-half of the cost of new construction and major rehabilitation of locks and dams is paid by marine transportation companies through a 20 cent per gallon diesel fuel tax and the remaining 50% is paid from general federal tax revenues. Failure of the federal government to adequately fund infrastructure maintenance and improvements in the future would have a negative impact on the Company’s ability to deliver products for its customers on a timely basis. In addition, any additional user taxes that may be imposed in the future to fund infrastructure improvements would increase the Company’s operating expenses.

The Company is subject to adverse weather conditions in its marine transportation segment. The Company’s marine transportation segment is subject to weather conditions on a daily basis. Adverse weather conditions such as high water, low water, fog and ice, tropical storms and hurricanes can impair the operating efficiencies of the marine fleet. Such adverse weather conditions can cause a delay, diversion or postponement of shipments of products and are totally beyond the control of the Company. In addition, adverse water conditions can negatively affect towboat speed, tow size, loading drafts, fleet efficiency, place limitations on night passages and dictate horsepower requirements. During 2010 and 2009, the Company experienced more favorable weather conditions and water levels than in 2008, when the Company experienced high water conditions throughout the Mississippi River System during the majority of the second quarter and Hurricanes Gustav and Ike negatively impacted the 2008 third quarter by an estimated $.09 per share. The Company’s operations for 2010 and 2009 were not materially affected by Gulf Coast hurricanes and tropical storms.

The Company could be adversely impacted by a marine accident or spill event. A marine accident or spill event could close a portion of the inland waterway system for a period of time. Although statistically marine transportation is the safest means of transporting bulk commodities, accidents do occur, both involving Company equipment and equipment owned by other marine carriers.

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

The Company’s marine transportation segment is dependent on its ability to adequately crew its towboats. The Company’s towboats are crewed with employees who are licensed or certified by the USCG, including its captains, pilots, engineers and tankermen. The success of the Company’s marine transportation segment is dependent on the Company’s ability to adequately crew its towboats. As a result, the Company invests significant resources in training its crews and providing each crew member an opportunity to advance from a deckhand to the captain of a Company towboat. Lifestyle issues are a deterrent for employment as crew members are required to work a 20 days on, 10 days off rotation, or a 30 days on, 15 days off rotation. The success of the

Company’s marine transportation segment will depend on its ability to adequately crew its towboats. With the rising unemployment rates during 2008 and 2009 and continued high unemployment rate during 2010 associated with the economic recession, crewing levels have remained adequate.

Reduction in the number of acquisitions made by the Company may curtail future growth. Since 1987, the Company has been successful in the integration of 27 acquisitions in its marine transportation segment and 15 acquisitions in its diesel engine services segment. Acquisitions have played a significant part in the growth of the Company. The Company’s marine transportation revenue in 1987 was $40.2 million compared with $915.1 million in 2010. Diesel engine services revenue in 1987 was $7.1 million compared with $194.5 million in 2010. While the Company is of the opinion that future acquisition opportunities exist in both its marine transportation and diesel engine services segments, the Company may not be able to continue to grow through acquisitions to the extent that it has in the past.

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

The United States Congress is considering legislation that would create an economy-wide “cap-and-trade” system that would establish a limit (or cap) on overall greenhouse gas emissions and create a market for the purchase and sale of emissions permits or “allowances.” Proposed cap-and-trade legislation would likely affect the chemical industry due to anticipated increases in energy costs as fuel providers pass on the cost of the emissions allowances, which they would be required to obtain under cap-and-trade to cover the emissions from fuel production and the eventual use of fuel by the Company or its energy suppliers. In addition, cap-and-trade proposals would likely increase the cost of energy, including purchases of diesel fuel, steam and electricity, and certain raw materials used or transported by the Company. Proposed domestic and international cap-and-trade systems could materially increase raw material and operating costs of the Company’s customer base. Future environmental regulatory developments related to climate change in the United States that restrict emissions of greenhouse gases could result in financial impacts on the Company’s operations that cannot be predicted with certainty at this time.

The Company’s marine transportation segment is subject to volatility in the United States production of petrochemicals. For 2010, 69% of the marine transportation segment’s revenues were from the movement of petrochemicals, including the movement of raw materials and feedstocks from one refinery and petrochemical plant to another, as well as the movement of more finished products to end users and Gulf Coast terminals for exportation. During 2010, petrochemical volumes improved compared with the 2009 year primarily due to lower priced domestic natural gas that improved the competitiveness of the United States petrochemical industry in global markets, thereby producing increased marine transportation volumes for basic petrochemicals to both domestic consumers and terminals for export destinations. This improvement in volumes was partially offset by the generally weak United States economy. A weak United States and global economy during 2009 and 2008 resulted in lower worldwide consumer spending, as well as lower exports of petrochemicals which reduced the volumes of petrochemicals transported by the Company.

The Company’s marine transportation segment could be adversely impacted by the construction of inland tank barges by its competitors. At the present time, there are an estimated 3,100 inland tank barges in the United States, of which the Company operates 825, or 27%. The number of tank barges peaked at an estimated 4,200 in 1982, slowly declined to 2,750 by 2003, and with the favorable market conditions through the first nine months of 2008 gradually increased to 3,150 by late 2009 and currently stands at an estimated 3,100. Strong tank barge transportation markets in 2006, 2007 and through the first nine months of 2008 absorbed the additional capacity built by the industry. During 2007 and the first nine months of 2008, prior to the deterioration of the marine transportation markets in the 2008 fourth quarter, the Company and many competitors signed tank barge construction contracts with shipyards for 2009 deliveries. The Company believes that 192 tank barges were delivered and placed in service during 2009, of which 50, including seven new chartered barges were for the Company, and an estimated 140 tank barges were retired, 101 of which were the Company’s. During 2010, with a significant reduction in the price for new tank barges due to a reduction in the price of steel and a reduction in the number of tank barges ordered, the Company believes that approximately 115 new tank barges were delivered and placed in service, of which 57 were for the Company, and an estimated 165 tank barges were retired, 89 of which were the Company’s.

The Company believes that the large increase in new tank barge construction between 2006 and 2009, coupled with the decrease in demand in 2009 and 2010 caused by the economic downturn, has resulted in an oversupply of tank barge capacity in the industry. However, of the estimated 3,100 tank barges in the industry at the present time, approximately 500 are over 35 years old and approximately 250 of those over 40 years old. With the high cost of maintaining the USCG certification requirements for older tank barges and the current low term contract and spot contract rate environment limiting recovery of maintenance costs for older barges, the Company expects older barges will continue to be removed from service and industry supply and demand will continue to slowly move closer to balance.

Higher fuel prices could increase operating expenses. The cost of fuel during 2010 was approximately 11% of marine transportation revenue, as the Company consumed 43.3 million gallons of diesel fuel at an average price of $2.22 per gallon. This compares with 2009 when the cost of fuel was approximately 9% of marine transportation revenue, and the Company consumed 41.8 million gallons of diesel fuel at an average price of $1.72 per gallon. All marine transportation term contracts contain fuel escalation clauses. However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to adjust to changes in fuel costs due to fuel price changes; however, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. Spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

Loss of a large customer or other significant business relationship could adversely affect the Company. Two marine transportation customers, Dow and SeaRiver, accounted for approximately 23% of the Company’s 2010 revenue, 21% of 2009 revenue and 19% of 2008 revenue. Although the Company considers its relationships with Dow and SeaRiver to be strong, the loss of either customer could have an adverse effect on the Company. The Company’s diesel engine services segment has a 45-year relationship with EMD, the largest manufacturer of medium-speed diesel engines. The Company serves as both an EMD distributor and service center for select markets and locations for both service and parts. In August 2010, EMD was purchased by a wholly owned subsidiary of Caterpillar. Sales and service of EMD products account for approximately 5% of the Company’s revenue. Although the Company considers its relationship with EMD to be strong, the loss of the EMD distributorship and service rights, or a disruption of the supply of EMD parts, could have a negative impact on the Company’s ability to service its customers.

The Company is subject to competition in both its marine transportation and diesel engine services segments. The inland tank barge industry remains very competitive. The Company’s primary competitors are noncaptive inland tank barge operators. The Company also competes with companies who operate refined product and petrochemical pipelines, railroad tank cars and tractor-trailer tank trucks. Increased competition from any significant expansion of or additions to facilities or equipment by the Company’s competitors could have a negative impact on the Company’s results of operations.

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

Significant increases in the construction cost of inland tank barges and towboats may limit the Company’s ability to earn an adequate return on its investment in new tank barges and towboats. The price of steel increased significantly from 2006 to 2009, thereby increasing the construction cost of new tank barges and towboats. The Company’s average construction price for a new 30,000 barrel capacity inland tank barge ordered in 2008 for 2009 delivery was approximately 90% higher than in 2000, primarily due to the increase in steel prices. During 2009, the United States and global recession negatively impacted demand levels for inland tank barges. The construction price of inland tank barges for 2010 delivery fell significantly, primarily due to a significant decrease in steel prices, as well as a decrease in the number of tank barges ordered.

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

In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under CERCLA with respect to a Superfund site, the Palmer Barge Line Superfund Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs entered into an agreement with the EPA to perform a remedial investigation and feasibility study and, subsequently, a limited remediation was performed and is now complete. During the 2007 third quarter, five new PRPs entered into an agreement with the EPA in regards to the Palmer site. In July 2008, the EPA sent a letter to approximately 30 PRPs for the Palmer site, including the Company, indicating that it intends to pursue recovery of $2,949,000 of costs it incurred in relation to the site. The Company and the other PRPs continue to discuss suggested pro rata allocations of all PRPs with the EPA and the U.S. Department of Justice (“DOJ”) in order to resolve the EPA’s past cost claim.

In 2000, the Company and approximately 50 other companies were notified that they are PRPs under CERCLA with respect to a Superfund site, the State Marine of Port Arthur Superfund Site (“State Marine”), located in Port Arthur, Texas. In the past, State Marine had performed tank barge cleaning and services for various subsidiaries of the Company. In March 2010, the DOJ and EPA issued a letter to seven PRPs, which include the former owners/operator of the site and others, including the Company, indicating their intent to pursue reimbursement of its past costs of approximately $2,902,000 in connection with clean-up activities in relation to the site. The Company and the other PRPs have requested documentation concerning the site activities related to all PRPs in order to determine appropriate allocation of past costs relative to activities at the site to develop suggested pro rata sharing to resolve the EPA’s past cost claim.

With respect to the above sites, the Company has recorded reserves for its estimated potential liability for its portion of the EPA’s past costs claim based on information developed to date including various factors such as the Company’s liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties.

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated:

	Sales Price
	High	Low
2011
First Quarter (through February 23, 2011)	$55.18	$43.29
2010
First Quarter	38.77	30.83
Second Quarter	43.96	36.60
Third Quarter	43.33	35.78
Fourth Quarter	45.78	39.25
2009
First Quarter	31.16	19.46
Second Quarter	36.32	25.93
Third Quarter	39.16	28.71
Fourth Quarter	37.28	32.30

As of February 23, 2011, the Company had 53,668,000 outstanding shares held by approximately 830 stockholders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Since 1989, the Company has not paid any dividends on its common stock. The Company’s revolving credit facility contains a covenant restricting the payment of dividends by the Company at any time when there is a default under the revolving credit facility.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1 – October 31, 2010	79,000	$40.27	79,000	2,085,000
November 1 – November 30, 2010	—	—	—	2,085,000
December 1 – December 31, 2010	—	—	—	2,085,000

Total	79,000	$40.27	79,000

Purchases were made pursuant to a stock trading plan entered into with a brokerage firm pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. The plan was publicly announced on July 28, 2010, originally covered 1,400,000 shares and expired on January 29, 2011. On July 28, 2010, the Company also announced that the Board of Directors had authorized the repurchase of an additional 2,000,000 shares on a discretionary basis. The Company’s total remaining repurchase authorization as of February 23, 2011 was 1,685,000 shares.

Item 6.	Selected Financial Data

The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2010. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company in Item 7 and the Financial Statements included under Item 8 (selected financial data in thousands, except per share amounts).

	December 31,
	2010	2009	2008	2007	2006
Revenues:
Marine transportation	$915,046	$881,298	$1,095,475	$928,834	$807,216
Diesel engine services	194,511	200,860	264,679	243,791	177,002

	$1,109,557	$1,082,158	$1,360,154	$1,172,625	$984,218

Net earnings attributable to Kirby	$116,249	$125,941	$157,168	$123,341	$95,451

Net earnings per share attributable to Kirby common stockholders:
Basic	$2.16	$2.34	$2.92	$2.31	$1.81

Diluted	$2.15	$2.34	$2.91	$2.29	$1.79

Common stock outstanding:
Basic	53,331	53,192	53,238	52,831	52,351
Diluted	53,466	53,313	53,513	53,263	52,855

	December 31,
	2010	2009	2008	2007	2006
Property and equipment, net	$1,118,161	$1,085,057	$990,932	$906,098	$766,606
Total assets	$1,794,937	$1,635,963	$1,526,098	$1,430,475	$1,271,119
Long-term debt, including current portion	$200,134	$200,239	$247,307	$297,383	$310,362
Total equity	$1,159,139	$1,056,095	$893,555	$772,807	$635,013

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for 2010, 2009 and 2008 were 53,466,000, 53,313,000 and 53,513,000, respectively. The increase in the weighted average number of common shares for 2010 compared with 2009 primarily reflected the issuance of restricted stock and the exercise of stock options, partially offset by common stock repurchases in the 2010 second, third and fourth quarters.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 825 active tank barges, including 43 leased barges, and 15.9 million barrels of capacity as of December 31, 2010. The Company operated an average of 221 towing vessels during 2010, of which an average of 53 was chartered. The Company uses the United States inland waterway system to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines used in marine, power generation and railroad applications.

For 2010, net earnings attributable to Kirby were $116,249,000, or $2.15 per share, on revenues of $1,109,557,000, compared with 2009 net earnings attributable to Kirby of $125,941,000, or $2.34 per share, on revenues of $1,082,158,000. The 2010 performance reflected an improvement in tank barge demand and equipment utilization levels in the Company’s petrochemical and black oil markets, primarily due to the continued modest improvement in production volumes from United States petrochemical plants throughout 2010, and the exportation of diesel fuel and black oil products produced at United States refineries. In addition, diesel fuel prices for 2010 increased 29% compared with 2009, thereby positively impacting marine transportation revenues since fuel price increases are covered by fuel escalation clauses in the Company’s term contracts. Offsetting the improved demand and higher equipment utilization was the negative impact of lower term contract and spot contract rates negotiated throughout 2009 and the first half of 2010 due to recessionary pressure and resulting lower industry-wide demand. The diesel engine services segment’s service levels and direct parts sales were relatively consistent with 2009 levels due to the continued weak Gulf Coast oil services market that historically has generated 20% to 25% of the segment’s revenues.

As a result of the lower demand in both the marine transportation and diesel engine services segments during late 2008, 2009 and the first quarter of 2010, the Company took specific steps to reduce overhead and lower expenditures. During the 2009 first and fourth quarters, charges totaling $8,753,000, or $.10 per share, were taken for early retirement incentives and staff reductions in both the marine transportation and diesel engine services segments. During the 2010 first quarter, the Company continued its cost reduction initiatives by further reducing its marine transportation and corporate overhead costs through early retirements and staff reductions, incurring a charge of $4,072,000 before taxes, or $.05 per share. Since its peak headcount in October 2008, the Company has reduced its shore staff by 24% through early retirements, staff reductions and employee attrition.

Marine Transportation

For 2010, 82% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include raw materials for many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company’s business tends to mirror the general performance of the United States economy and the volumes produced by the Company’s customer base.

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for 2010, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2010 Revenue Distribution	Products Moved	Drivers
Petrochemicals	69%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables — 70% Consumer durables — 30%
Black Oil Products	18%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	8%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Naphtha	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	5%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenue for 2010 increased 4% compared with 2009, while the segment’s operating income for 2010 decreased 7% compared with 2009. The higher marine transportation revenue reflected an improvement in tank barge demand and equipment utilization due to higher production volumes from United States petrochemical customers, by shipments of refinery feedstocks and intermediates between United States refineries supporting both normal and turnaround operations, and the exportation of diesel fuel and heavy fuel oil during the 2010 second half. In addition, diesel fuel prices for 2010 increased 29% compared with 2009, thereby positively impacting marine transportation revenues as fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts. Offsetting the improved demand and higher equipment utilization was the negative impact of lower term contract and spot contract rates negotiated throughout 2009 and the first half of 2010 due to recessionary pressure and resulting lower industry-wide demand.

During 2010, approximately 75% of the marine transportation revenues were under term contracts and 25% were spot contract revenues compared with 80% under term contracts and 20% under spot contracts during 2009. The percentage applicable to term contracts declined beginning in the fourth quarter of 2009 as certain customers switched to spot contracts, and in some cases, short-term charters when their term contracts expired. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 52% of marine transportation revenues under term contracts during 2010 compared with 56% for 2009. Rates on term contracts, net of fuel, renewed during the 2010 first quarter generally decreased an average of approximately 10% when compared with term contracts renewed in the first quarter of 2009. Rates on term contracts renewed in the 2010 second quarter were relatively flat with the 2010 first quarter renewals, but declined an average of 10% to 12% when compared with the 2009 second quarter. For the 2010 third and fourth quarters, term contract renewals were relatively flat with the 2010 first half, as well as relatively flat compared with the 2009 third and fourth quarters. Spot contract rates, which include the cost of fuel, for 2010 first quarter were up an average of 3% to 6% when compared with the 2009 fourth quarter, but down an average of 15% to 25% compared with the 2009 first quarter. Spot contract rates for the 2010 second quarter were up an average of 2% to 3% compared with the 2010 first quarter, but when compared with the 2009 second quarter were down an average of 10% to 15%. Spot market rates for the 2010 third and fourth quarters were relatively flat to slightly positive compared with the 2010 second quarter. Effective January 1, 2010, annual escalators for labor and the producer price index on a number of multi-year contracts were neutral.

The marine transportation operating margin for 2010 was 21.1% compared with 23.6% for 2009. The lower operating margin reflected the impact of lower term contract and spot contract pricing negotiated throughout the 2009 year and the 2010 first half, higher fuel costs and increased delay days. This was partially offset by higher tank barge utilization in the petrochemical market during the 2010 second, third and fourth quarters, and in the black oil market in the 2010 third and fourth quarters, by cost reduction initiatives implemented during 2009 and 2010, and decreased charges for early retirements and staff reductions.

Diesel Engine Services

During 2010, 18% of the Company’s revenue was generated by its diesel engine services segment, of which 63% was generated through service and 37% from direct parts sales. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine, power generation and railroad industries it serves.

The following table shows the markets serviced by the Company, the revenue distribution for 2010, and the customers for each market:

Markets Serviced	2010 Revenue Distribution	Customers
Marine	65%	Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers
Power Generation	27%	Standby Power Generation, Pumping Stations
Railroad	8%	Passenger (Transit Systems), Class II, Shortline, Industrial

Diesel engine services revenue and operating income for 2010 decreased 3% and 2%, respectively, compared with 2009. Demand levels for service and direct parts sales across the majority of the marine markets, particularly the Gulf Coast oil services market, remained weak during 2010, resulting from customers’ continued deferral of major maintenance projects. In addition, the moratorium on Gulf of Mexico deep water drilling, uncertainty around new drilling regulations and corresponding delays in issuing drilling permits negatively impacted both the Gulf Coast medium-speed and high-speed operations during the 2010 second quarter and second half. Partially offsetting the weaknesses in the marine market was required repair work for customers involved in the Gulf Coast oil spill cleanup. The 2010 year did benefit from additional engine-generator set upgrades and higher parts and engine sales in the medium-speed power generation market.

The diesel engine services segment’s operating margin for 2010 was 10.6% compared with 10.5% for 2009. The 2010 operating margin reflected overall lower service levels and direct parts sales, excluding the power generation market as noted above, some pricing pressure in the high-speed marine markets and lower labor utilization, partially offset by the positive impact of the 2009 and 2010 cost reduction initiatives. The 2009 charges for early retirements and staff reductions of $2,342,000 also lowered the 2009 operating margin.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during 2010 with net cash provided by operating activities of $245,246,000 compared with net cash provided by operating activities for 2009 of $319,885,000. The 2010 year experienced a net decrease in cash flows from changes in operating assets and liabilities of $12,518,000, primarily due to increased receivables from stronger business activity levels and a federal income tax receivable as of December 31, 2010 of $11,138,000, the result of the recently enacted Small Business Jobs Act of 2010 (“Small Business Act”) that included a one-year extension of 50% bonus tax depreciation on qualified property. This extension was made after the Company made three quarterly 2010 estimated tax payments based on the assumption that bonus tax depreciation would not be extended and, as a result, the Company overpaid its 2010 estimated federal income taxes. In addition, the Tax Relief,

Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“Tax Relief Act”) that was signed on December 17, 2010 provides 100% bonus tax depreciation for capital investments placed in service after September 8, 2010 through December 31, 2011. For equipment placed in service after December 31, 2011 and through December 31, 2012, the bill provides for 50% bonus tax depreciation. The net decrease in cash flows from changes in operating assets and liabilities in 2010 compares with a net increase in cash flows from changes in operating assets and liabilities in the 2009 year of $47,360,000, primarily due to a decrease in receivables during 2009, the result of decreased revenues due to weaker business activity levels. In addition during 2010, the Company generated cash of $4,884,000 from the exercise of stock options and $9,725,000 from proceeds from the disposition of assets. During 2010, cash generated was used for capital expenditures of $136,841,000, including $74,265,000 for new tank barge and towboat construction and $62,576,000 primarily for upgrading the existing marine transportation fleet, and $23,793,000 for the repurchase of the Company’s common stock. The Company’s debt-to-capitalization ratio decreased to 14.7% at December 31, 2010 from 15.9% at December 31, 2009. Debt was essentially unchanged but equity increased primarily due to net earnings attributable to Kirby for 2010 of $116,249,000, exercise of stock options and the amortization of unearned equity compensation, partially offset by treasury stock purchases. As of December 31, 2010, the Company had no outstanding balance under its $250,000,000 revolving credit facility and had $195,600,000 of cash and cash equivalents.

During 2010, taking advantage of current attractive tank barge construction prices, the Company took delivery of 57 new tank barges and six chartered tank barges with a total capacity of 784,000 barrels, and three 1800 horsepower towboats. The Company projects that capital expenditures for 2011, assuming the closing of the United Holdings LLC (“United”) purchase described below, will be in the $185,000,000 to $195,000,000 range, including approximately $100,000,000 for new tank barge and towboat construction. For 2011, new construction commitments include 40 tank barges with a total capacity of 1,097,000 barrels and three 1800 horsepower towboats.

Outlook

The Company’s strong cash flow and unutilized loan facilities position the Company to take advantage of internal and external growth opportunities in its marine transportation and diesel engine services segments. The marine transportation segment’s external growth opportunities include potential acquisitions of independent tank barge operators and captive fleet owners seeking to outsource tank barge requirements. Increasing the fleet size through external growth opportunities would allow the Company to improve asset utilization through more backhaul opportunities, faster barge turnarounds, more efficient use of horsepower, positioning barges closer to cargoes, less cleaning due to operating more barges with compatible prior cargoes, lower incremental costs due to enhanced purchasing power and minimal incremental administrative staff. The diesel engine services segment’s external growth opportunities include further consolidation of strategically located diesel service providers, and expanded service capability for other engine related products.

Petrochemical and black oil tank barge utilization levels on the Gulf Intracoastal Waterway and into the Midwest improved during 2010 when compared with 2009, a year of economic recession. The current excess industry tank barge capacity has also improved slightly in 2010. During 2010 the Company estimates that 115 tank barges were constructed and delivered, of which 57 were the Company’s. During 2010, the Company estimates that 165 tank barges were retired, of which 89 were the Company’s. At the beginning of 2010, the Company estimates there were 3,150 tank barges in the industry fleet, of which approximately 500 were over 35 years old and approximately 250 of those over 40 years old. At the end of 2010, the Company estimated there were approximately 3,100 tank barges in the industry fleet. Given the age profile of the industry fleet and current industry-wide excess tank barge capacity, the Company expects older barges will continue to be removed from service and industry supply and demand will continue to slowly move closer to balance.

While improvement in utilization levels and the slight reduction in industry capacity is encouraging, the continued sluggish United States economy, consistently high unemployment levels, negative consumer confidence, current excess industry tank barge capacity, and the continued negative impact of pending safety regulations enacted on Gulf of Mexico drillers and its unknown impact on the diesel engine services segment leave the Company’s outlook for 2011 unclear.

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

Acquisitions

On February 24, 2011, the Company purchased 21 inland and offshore tank barges and 15 inland towboats and offshore tugboats from Enterprise for approximately $53,200,000 in cash. Enterprise provided transportation and delivery services for ship bunkers (engine fuel) to cruise ships, container ships and freighters primarily in the Miami, Port Everglades and Cape Canaveral, Florida area, the three largest cruise ship ports in the United States, as well as Tampa, Florida, Mobile, Alabama and Houston, Texas. Financing of the acquisition was through the Company’s operating cash flows.

On February 21, 2011, the Company signed an agreement to purchase United, a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and transportation industries, and manufacturer of oilfield service equipment. The base purchase price is $270,000,000 in cash (before post closing adjustments), plus a three-year earnout provision for up to an additional $50,000,000 payable in 2014. United, headquartered in Oklahoma City, Oklahoma with 21 locations across 13 states, distributes and services equipment and parts for Allison Transmission, MTU Detroit Diesel Engines, Daimler Trucks NA, and other diesel and natural gas engines. United also manufactures oilfield service equipment, including hydraulic fracturing equipment. United’s principal customers are oilfield service companies, oil and gas operators and producers, compression service companies and transportation companies. The closing of the acquisition is expected to occur in April 2011 and is subject to certain conditions, including the expiration of the required waiting period under the Hart-Scott-Rodino Act. The acquisition will be financed using the Company’s operating cash flows and revolving credit facility.

On February 9, 2011, the Company purchased from Kinder Morgan for $4,050,000 in cash a 51% interest in Kinder Morgan’s shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel. Kinder Morgan retained the remaining 49% interest and the Company will manage the operation. In addition, the Company purchased a towboat from Kinder Morgan for $1,250,000 in cash. Financing of the acquisition was through the Company’s operating cash flows.

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

Results of Operations

The Company reported 2010 net earnings attributable to Kirby of $116,249,000, or $2.15 per share, on revenues of $1,109,557,000, compared with 2009 net earnings attributable to Kirby of $125,941,000, or $2.34 per share, on revenues of $1,082,158,000, and 2008 net earnings attributable to Kirby of $157,168,000, or $2.91 per share, on revenues of $1,360,154,000.

Marine transportation revenues for 2010 were $915,046,000, or 82% of total revenues, compared with $881,298,000, or 81% of total revenues for 2009 and $1,095,475,000, or 81% of total revenues for 2008. Diesel engine services revenues for 2010 were $194,511,000, or 18% of total revenues, compared with $200,860,000, or 19% of total revenues for 2009 and $264,679,000, or 19% of total revenues for 2008.

As a result of the lower demand in both the marine transportation and diesel engine services segments, the Company took specific steps to reduce overhead and lower expenditures during the 2009 first and fourth quarters and 2010 first quarter. During 2009, charges totaling $8,753,000, or $.10 per share, were taken for early retirement incentives and staff reductions in both the marine transportation and diesel engine services segments. During the 2010 first quarter, the Company continued its cost reduction initiatives by further reducing its marine transportation and corporate overhead costs through retirements and staff reductions, incurring a charge of $4,072,000 before taxes, or $.05 per share. Since its peak headcount in October 2008, the Company has reduced its shore staff by 24% through early retirements, staff reductions and employee attrition.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of December 31, 2010, the Company operated 825 active inland tank barges, with a total capacity of 15.9 million barrels, compared with 863 active inland tank barges at December 31, 2009, with a total capacity of 16.7 million barrels. The Company operated an average of 221 inland towing vessels during 2010 and 220 during 2009. The Company owns and operates four offshore dry-bulk barge and tug units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey, which transports cargo containers and project cargoes by barge on the United States inland waterway system.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2010 (dollars in thousands):

	2010	2009	% Change 2009 to 2010	2008	% Change 2008 to 2009
Marine transportation revenues	$915,046	$881,298	4%	$1,095,475	(20)%

Costs and expenses:
Costs of sales and operating expenses	540,427	494,139	9	657,078	(25)
Selling, general and administrative	80,938	80,897	—	96,960	(17)
Taxes, other than on income	12,213	10,587	15	12,034	(12)
Depreciation and amortization	88,710	87,589	1	84,537	4

	722,288	673,212	7	850,609	(21)

Operating income	$192,758	$208,086	(7)%	$244,866	(15)%

Operating margins	21.1%	23.6%		22.4%

2010 Compared with 2009

Marine Transportation Revenues

Marine transportation revenues for 2010 increased 4% compared with 2009, reflecting an improvement in tank barge demand and equipment utilization levels in the Company’s petrochemical and black oil markets, primarily due to the continued modest improvement in production volumes from United States petrochemical plants throughout 2010, and the exportation of diesel fuel and black oil products produced at United States refineries. In addition, diesel fuel prices for 2010 increased 29% compared with 2009, thereby positively impacting marine transportation revenues since fuel price increases are covered by fuel escalation and de-escalation clauses in the Company’s term contracts.

The petrochemical market, the Company’s largest market, contributed 69% of the marine transportation revenue for 2010. Throughout 2010, petrochemical transportation demand reflected a continued improvement in business levels. Lower priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provided the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production improved as the 2010 year progressed, thereby producing increased marine transportation volumes for basic petrochemicals to both domestic consumers and terminals for export destinations. As a result of the higher volumes, the Company’s petrochemical tank barge fleet’s utilization level was in the high 80% range during the majority of 2010. The 2010 first quarter’s improvement in the utilization level was also attributable to supply chain disruptions caused by petrochemical turnarounds and unscheduled plant maintenance. The black oil products market, which contributed 18% of 2010 marine transportation revenue, saw lower utilization of the fleet, as well as a heavy shipyard maintenance cycle for black oil barges during the 2010 first half. During the 2010 second half, a heavy United States refinery maintenance schedule which required additional black oil shipments between refineries, coupled with the exportation of diesel fuel and heavy fuel oil, resulted in the Company’s black oil fleet maintaining a high 80% range utilization level. The refined petroleum products market, which contributed 8% of 2010 marine transportation revenue, reflected continued lower demand for movements of products, consistent with prevailing conditions in the United States economy, partially offset by an improvement of river ethanol volumes. The agricultural chemical market, which contributed 5% of 2010 marine transportation revenue, was weak during the first quarter due to high Midwest inventory levels, fueled by heavy rain and snow which reduced the farmer’s ability to apply fertilizer, improved in the second quarter with the Midwest spring fill, declined significantly in the third quarter with a worldwide shortage of fertilizer and improved in the fourth quarter with a delayed fall fill.

For 2010, the marine transportation segment incurred 5,772 delay days, 11% more than the 5,201 delay days that occurred in 2009. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions and other navigational factors. The higher 2010 delay days led to increased operating expenses compared with 2009. The 2010 delay days reflected more normal weather and lock conditions, including ice and high water conditions during portions of the first and second quarters and numerous delays from scheduled lock repairs during the third quarter. This compares with 2009 first nine months that experienced milder winter weather conditions and favorable water levels. Delay days for the 2010 fourth quarter were 17% below the 2009 fourth quarter, primarily due to favorable weather during the month of December.

During 2010, approximately 75% of marine transportation revenues were under term contracts and 25% were spot contract revenues, compared with 80% under term contracts and 20% under spot contracts during the 2009 first nine months. The percentage applicable to term contracts declined beginning in the fourth quarter of 2009 as certain customers switched to spot contracts, and in some cases, short-term charters when their term contracts expired. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 52% of the revenues under term contracts during 2010 compared with approximately 56% during 2009. The 75% to 80% term contract and 20% to 25% spot contract mix provides the Company with a predictable revenue stream.

Rates on term contracts, net of fuel, renewed in the 2010 first quarter generally decreased an average of approximately 10% when compared with term contract renewals in the first quarter of 2009. Rates on term contracts renewed in the 2010 second quarter were relatively flat with the 2010 first quarter renewals, but when compared with the 2009 second quarter declined an average of 10% to 12%. For the 2010 third and fourth quarters, term contract renewals were relatively flat with the 2010 first and second quarters, as well as relatively flat compared with the 2009 third and fourth quarters. Spot contract rates, which include the cost of fuel, for the 2010 first quarter were up an average of 3% to 6% when compared with the 2009 fourth quarter, but down an average of 15% to 25% compared with the 2009 first quarter. Spot contract rates for the 2010 second quarter were up an average of 2% to 3% compared with the 2010 first quarter, but when compared with the 2009 second quarter were down an average of 10% to 15%. Spot contract rates for the 2010 third and fourth quarters were relatively flat to slightly positive compared with the 2010 second quarter. Effective January 1, 2010, annual escalators for labor and the producer price index on a number of multi-year contracts were neutral.

Marine Transportation Costs and Expenses

Costs and expenses for 2010 increased 7% compared with 2009, primarily reflecting higher costs and expenses associated with increased marine transportation volumes and the 29% increase in diesel fuel prices noted below. Unfavorable winter and spring weather operating conditions during the 2010 first and second quarters and numerous lock repairs during the third quarter, compared with more favorable conditions during 2009 comparable quarters, increased operating expenses.

Costs of sales and operating expenses for 2010 increased 9% compared with 2009, reflecting higher expenses associated with the increased demand and higher fuel costs, partially offset by the positive impact of cost savings initiatives.

During 2010, the Company consumed 43.3 million gallons of diesel fuel compared to 41.8 million gallons consumed during 2009. The average price per gallon of diesel fuel consumed during 2010 was $2.22, an increase of 29% compared with $1.72 per gallon for 2009. The higher gallons consumed during 2010 reflected higher overall demand levels and more normal weather conditions during the year that required additional horsepower, compared with lower overall demand levels and milder weather conditions during 2009. Fuel escalation and de-escalation clauses are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for 2010 were flat with 2009. Higher salaries for 2010, the result of salary increases, higher 2010 incentive compensation accruals and a higher provision for doubtful accounts, were offset by the reduced number of administrative personnel resulting from the 2009 and 2010 first quarter early retirement incentives and staff reductions. The 2010 year included an early retirement and shore staff reduction charge of $2,724,000 compared to a charge of $6,050,000 in 2009.

Taxes, other than on income, for 2010 increased 15% compared with 2009, primarily the reflection of higher waterway user taxes from increased mileage associated with improved demand on taxable waterways and higher property taxes.

Depreciation and amortization for 2010 increased 1% compared with 2009. The increase reflected the net changes of asset lives on certain equipment with revised accelerated tank barge retirement schedules and increased capital expenditures, including new tank barges and towboats.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for 2010 decreased 7% compared with 2009. The 2010 operating margin was 21.1% compared with 23.6% for 2009. Both the lower operating income and lower operating margin were a reflection of lower term contract and spot contract rates negotiated throughout 2009 and the 2010 first half due to recessionary pressure and resulting industry-wide lower demand, higher fuel costs, and increased delay days during 2010, partially offset by the cost reduction initiatives implemented during 2009 and 2010 and decreased charges for early retirements and staff reductions.

2009 Compared with 2008

Marine Transportation Revenues

Marine transportation revenues for 2009 decreased 20% compared with 2008, reflecting lower petrochemical, black oil products, refined petroleum products and agricultural chemical demand, driven by the United States and global economic recession. The lower demand levels in all four marine transportation markets resulted in lower tank barge utilization levels industry wide that led to increased downward pressure on term contract and spot contract pricing over the last nine months of 2009. In addition, approximately 37% of the decrease in marine transportation revenues in 2009 compared with 2008 was due to negative term contract diesel fuel price escalation adjustments associated with the pass through of diesel fuel to customers through fuel escalation and de-escalation clauses in term contracts.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2010 (dollars in thousands):

	2010	2009	% Change 2009 to 2010	2008	% Change 2008 to 2009
Diesel engine services revenues	$194,511	$200,860	(3)%	$264,679	(24)%

Costs and expenses:
Costs of sales and operating expenses	142,809	143,694	(1)	186,232	(23)
Selling, general and administrative	26,131	30,440	(14)	33,014	(8)
Taxes, other than on income	963	1,474	(35)	1,016	45
Depreciation and amortization	4,055	4,247	(5)	4,830	(12)

	173,958	179,855	(3)	225,092	(20)

Operating income	$20,553	$21,005	(2)%	$39,587	(47)%

Operating margins	10.6%	10.5%		15.0%

2010 Compared with 2009

Diesel Engine Services Revenues

Diesel engine services revenues for 2010 decreased 3% compared with 2009, primarily reflecting continued weak service levels and direct parts sales in both the medium-speed and high-speed Gulf Coast oil services market where customers continue to defer major maintenance projects. During the 2010 second, third and fourth quarters, the Gulf Coast oil services market was further weakened by the Gulf of Mexico deep water drilling moratorium, new safety regulations on Gulf Coast drilling operators and the delays in issuing offshore drilling permits. In addition, the segment continued to experience pricing pressure in the high-speed Gulf Coast oil services market. The segment somewhat benefited from required repair work for customers involved in the Gulf Coast oil spill cleanup effort in the 2010 second and third quarters. Partially offsetting the weak 2010 marine markets was a stronger medium-speed power generation market, benefitting from additional engine-generator set upgrade projects and higher parts and engine sales. Both the 2010 and 2009 first quarters benefited from seasonal work for Midwest and Great Lakes marine medium-speed customers, and the 2010 fourth quarter benefited from a higher level of service overhauls for Midwest marine customers. The medium-speed railroad market for 2010 was in line with 2009.

Diesel Engine Services Costs and Expenses

Costs and expenses for 2010 decreased 3% compared with 2009. The 2009 costs and expenses included $2,342,000 of charges for early retirements and staff reductions applicable to the diesel engine services segment.

Cost of sales and operating expenses for 2010 decreased 1% compared with 2009, reflecting the costs and expenses associated with the lower marine market service and direct parts sales activity and cost savings from the 2009 staff reductions, partially offset by the increased cost of stronger power generation engine-generator set upgrade projects, engine sales and higher direct parts sales. The 2009 expenses included $795,000 of early retirements and staff reduction charges.

Selling, general and administrative expenses for 2010 decreased 14% compared with 2009, reflecting the cost savings from the 2009 staff reductions. The 2009 expenses included $1,547,000 of early retirements and staff reduction charges.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for 2010 decreased 2% compared with 2009. The operating margin for 2010 was 10.6% compared with 10.5% for 2009. The 2009 operating income included $2,342,000 of early retirements and staff reduction charges. The 2010 operating income reflected the continued weak medium-speed and high-speed Gulf Coast oil services and inland marine markets, and some downward pressure on pricing in the high-speed marine market, partially offset by a strong power generation market, as well as the cost reduction initiatives implemented during 2009. The 2010 operating margin reflected the lower service and direct parts sales, some pricing pressure in the high-speed marine market and lower labor utilization, partially offset by the positive impact of the 2009 cost reduction initiatives. The 2009 operating income and operating margin was negatively impacted by the charges for early retirements and staff reductions noted above.

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

General Corporate Expenses

General corporate expenses for 2010, 2009 and 2008 were $13,189,000, $12,239,000 and $14,099,000 respectively. The 8% increase for 2010 compared with 2009 reflected $1,088,000 of the 2010 charges for early retirements and staff reductions noted above, and higher incentive compensation accruals. The 13% decrease for 2009 compared with 2008 primarily reflected lower employee incentive compensation accruals, partially offset by a 2009 fourth quarter charge for staff reductions of $361,000.

Impairment of Goodwill

During the 2009 fourth quarter, the Company took a $1,901,000 charge for the partial impairment of the goodwill recorded for Osprey. The partial impairment reflected the reduced profitability outlook of the container-on-barge operations due to the current economic environment at that time.

Gain (Loss) on Disposition of Assets

The Company reported a net loss on disposition of assets of $78,000 in 2010 and a net gain on disposition of assets of $1,079,000 and $142,000 in 2009 and 2008, respectively. The net gains and loss were predominantly from the sale of retired marine equipment.

Other Income and Expenses

The following table sets forth equity in earnings of affiliates, other income (expense), noncontrolling interests and interest expense for the three years ended December 31, 2010 (dollars in thousands):

	2010	2009	% Change 2009 to 2010	2008	% Change 2008 to 2009
Equity in earnings of affiliates	$283	$874	(68)%	$134	552%
Other income (expense)	273	(266)	203%	(649)	(59)%
Noncontrolling interests	(1,133)	(1,597)	(29)%	(1,305)	22%
Interest expense	(10,960)	(11,080)	(1)%	(14,064)	(21)%

Equity in Earnings of Affiliates

Equity in earnings of affiliates consists primarily of the Company’s 50% ownership of a barge fleeting operation.

Interest Expense

Interest expense for 2010 decreased 1% compared with 2009 interest expense and 2009 interest expense decreased 21% compared with 2008, primarily the result of lower average debt levels, partially offset by higher average interest rates. During 2010, 2009 and 2008, the average debt and average interest rate, including the effect of interest rate collar and swaps, were $200,194,000 and 5.5%, $215,500,000 and 5.1%, and $278,843,000 and 5.0%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of December 31, 2010 were $1,794,937,000 compared with $1,635,963,000 at December 31, 2009 and $1,526,098,000 as of December 31, 2008. The following table sets forth the significant components of the balance sheet as of December 31, 2010 compared with 2009 and 2009 compared with 2008 (dollars in thousands):

	2010	2009	% Change 2009 to 2010	2008	% Change 2008 to 2009
Assets:
Current assets	$425,915	$300,097	42%	$279,511	7%
Property and equipment, net	1,118,161	1,085,057	3	990,932	9
Investment in affiliates	3,336	3,052	9	2,056	48
Goodwill, net	228,873	228,873	—	230,774	(1)
Other assets	18,652	18,884	(1)	22,825	(17)

	$1,794,937	$1,635,963	10%	$1,526,098	7%

Liabilities and stockholders’ equity:
Current liabilities	$160,259	$137,104	17%	$173,066	(21)%
Long-term debt-less current portion	200,006	200,204	—	246,064	(19)
Deferred income taxes	231,775	200,397	16	145,568	38
Other long-term liabilities	43,758	42,163	4	67,845	(38)
Total equity	1,159,139	1,056,095	10	893,555	18

	$1,794,937	$1,635,963	10%	$1,526,098	7%

2010 Compared with 2009

Current assets as of December 31, 2010 increased 42% compared with December 31, 2009, primarily reflecting a 100% increase in cash and cash equivalents. Trade accounts receivable increased 10%, primarily a reflection of higher 2010 fourth quarter marine transportation revenues when compared with the 2009 fourth quarter, partially associated with the pass through to customers of higher diesel fuel costs as fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts. Other accounts receivable increased 193%, predominately due to a federal income tax receivable as of December 31, 2010 of $11,138,000, the result of the late 2010 enactment of the Small Business Act that included a one-year extension of 50% bonus tax depreciation on qualified property. This extension was granted after the Company made three quarterly estimated tax payments based on the assumption that bonus tax depreciation would not be extended and, as a result, the Company overpaid its 2010 estimated federal income taxes. In addition, the Tax Relief Act that was signed on December 17, 2010 provides 100% bonus tax depreciation for capital investments placed in service after September 8, 2010 through December 31, 2011. For equipment placed in service after December 31, 2011 and through December 31, 2012, the bill provides for 50% bonus tax depreciation. Finished goods inventory decreased 2% due primarily to the continued reduction of diesel engine services inventory levels associated with the weaker business levels in the marine market. Prepaid expenses and other current assets increased 14%, primarily due to an increase in prepaid fuel due to higher fuel prices in the 2010 fourth quarter compared with the 2009 fourth quarter.

Property and equipment, net of accumulated depreciation, at December 31, 2010 increased 3% compared with December 31, 2009. The increase reflected $136,841,000 of capital expenditures for 2010, more fully described under Capital Expenditures below, less $93,299,000 of depreciation expense for 2010 and $10,438,000 of property disposals during 2010.

Current liabilities as of December 31, 2010 increased 17% compared with December 31, 2009. Accounts payable increased 37%, a reflection of the increased marine transportation and diesel engine services business activity levels during the 2010 fourth quarter and higher shipyard accruals. Accrued liabilities increased 10%, primarily from higher employee incentive compensation accruals and property tax accruals, partially offset by payment of severance accrued in the 2009 fourth quarter.

Long-term debt, less current portion, as of December 31, 2010 was in line with December 31, 2009, as the Company had no outstanding balance under its $250,000,000 revolving credit facility during 2010.

Deferred income taxes as of December 31, 2010 increased 16% compared with December 31, 2009. The increase was primarily due to the 2010 deferred tax provision of $34,439,000, which included bonus tax deprecation on qualifying expenditures due to the late 2010 enactments of the extensions of bonus tax depreciation as noted above.

Other long-term liabilities as of December 31, 2010 increased 4% compared with December 31, 2009, primarily reflecting increased pension plan accruals, and the recording of a $1,477,000 increased liability in the fair value of derivative instruments, more fully described under Fair Value of Derivative Instruments below.

Total equity as of December 31, 2010 increased 10% compared with December 31, 2009. The increase was the result of $116,249,000 of net earnings attributable to Kirby for 2010, a decrease of $3,174,000 in accumulated other comprehensive income and an increase in treasury stock of $16,729,000. The decrease in accumulated other comprehensive income primarily resulted from the net change in fair value of derivative instruments, net of taxes, more fully described under Fair Value of Derivative Instruments below and the increase in unrecognized losses related to the Company’s defined benefit plans. The increase in treasury stock was attributable to purchases during 2010 of $23,793,000 of Company common stock, partially offset by the exercise of stock options and the issuance of restricted stock during 2010.

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

Retirement Plans

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities. The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation basis (“ABO”) at the end of the fiscal year. The pension contribution for the 2010 year was $11,900,000. No pension contribution was made in 2009 for the 2009 year as funding of the pension plan’s ABO was 107% at December 31, 2009. The fair value of plan assets was $152,696,000 and $126,490,000 at December 31, 2010 and December 31, 2009, respectively.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company assumed that plan assets would generate a long-term rate of return of 7.5% in 2010 and 2009. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants and comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

Long-Term Financing

The Company has a $250,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. The unsecured Revolving Credit Facility has a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) or an Alternate Base Rate, meaning the highest of the administrative agent’s prime rate, the Federal Funds Rate plus 0.5% and one month LIBOR plus 1.0%. The variable interest rate spread varies with the Company’s senior debt rating. The variable interest rate spread is currently 2.0% over LIBOR for LIBOR loans and 1.0% over the Alternate Base Rate for Alternate Base Rate loans. The commitment fee is currently .30%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit

Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of December 31, 2010, the Company was in compliance with all Revolving Credit Facility covenants and had no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $11,000 as of December 31, 2010.

The Company has $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. As of December 31, 2010, $200,000,000 was outstanding under the Senior Notes and the average interest rate was 0.9%. The Company was in compliance with all Senior Notes covenants as of December 31, 2010.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit with a maturity date of June 30, 2011. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of December 31, 2010. Outstanding letters of credit under the Credit Line were $3,964,000 as of December 31, 2010.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other comprehensive income (“OCI”) until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the LIBOR to quarterly fixed rate payments. As of December 31, 2010, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of December 31, 2010, the Company has forward contracts with notional amounts aggregating $13,978,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the second quarter of 2011 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

As of December 31, 2009, the Company had purchased Euro call options with a 1.28 strike price in the amount of 264,090 Euros that matured on March 1, 2010 and 528,180 Euros that matured on December 1, 2010. The purchased call options were designated as cash flow hedges, therefore, the changes in fair value, to the extent the purchased call options agreements were effective, were recognized in OCI until the purchased call options expired and then were recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet at December 31, 2010 and 2009 (in thousands):

Asset Derivatives	Balance Sheet Location	2010	2009
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$138

Total derivatives designated as hedging instruments under ASC 815		$—	$138

Total asset derivatives		$—	$138

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at December 31, 2010 and 2009 (in thousands):

Liability Derivatives	Balance Sheet Location	2010	2009
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Other accrued liabilities	$798	$—
Foreign currency contracts	Other long-term liabilities	569	—
Interest rate contracts	Other long-term liabilities	16,209	15,301

Total derivatives designated as hedging instruments under ASC 815		$17,576	$15,301

Total liability derivatives		$17,576	$15,301

Fair value amounts were derived as of December 31, 2010 and 2009 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described in the Company’s financial statements in Note 3, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the years ended December 31, 2010, 2009 and 2008 (in thousands):

Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Flow Hedging Relationships:		2010	2009	2008
Interest rate contracts	Interest expense	$(908)	$5,701	$(14,514)
Foreign exchange contracts	Cost of sales and operating expenses	(1,419)	(51)	73

Total		$(2,327)	$5,650	$(14,441)

Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Flow Hedging Relationships:		2010	2009	2008
Interest rate contracts	Interest expense	$(8,529)	$(7,356)	$(3,404)
Foreign exchange contracts	Cost of sales and operating expenses	(411)	—	—

Total		$(8,940)	$(7,356)	$(3,404)

The Company anticipates $5,210,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $798,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

Capital Expenditures

Capital expenditures for 2010 were $136,841,000 of which $74,265,000 was for construction of new tank barges and towboats, taking advantage of current attractive tank barge construction prices, and $62,576,000 was primarily for upgrading of the existing marine transportation fleet. Capital expenditures for 2009 were $192,660,000 of which $142,384,000 was for construction of new tank barges and towboats, and $50,276,000 was primarily for upgrading of the existing marine transportation fleet. Capital expenditures for 2008 were $173,019,000 of which $89,181,000 was for construction of new tank barges and towboats, and $83,838,000 was primarily for upgrading of the existing marine transportation fleet. Financing of the construction of the new tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During 2010, the Company took delivery of 57 new tank barges and six chartered tank barges with a total capacity of 784,000 barrels, and three 1800 horsepower towboats. During 2010, the Company retired 89 tank barges and returned 12 charter barges, reducing its capacity by 1,574,000 barrels. The Company projects that capital expenditures for 2011, assuming the closing of the United purchase described above, will be in the

$185,000,000 to $195,000,000 range, including approximately $100,000,000 for new tank barge and towboat construction. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2011 new construction capital expenditures of approximately $100,000,000 will consist of 40 new tank barges with a total capacity of 1,097,000 barrels and three 1800 horsepower towboats.

Funding for future capital expenditures and new tank barge and towboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

During 2010, the Company purchased 618,000 shares of its common stock for $23,793,000, for an average price per share of $38.48. The common stock was purchased through a combination of discretionary purchases and purchases pursuant to a stock trading plan entered into with a brokerage firm pursuant to Rule 10b5-1 under the Securities and Exchange Act of 1934. During 2009, the Company purchased in the open market 20,000 shares of its common stock at a total purchase price of $657,000, for an average price of $32.83. The Company’s Board of Directors on July 27, 2010 authorized the repurchase of an additional 2,000,000 shares of its common stock. As of February 23, 2011, the Company had 1,685,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $245,246,000, $319,885,000 and $245,947,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The 2010 year experienced a net decrease in cash flows from changes in operating assets and liabilities of $12,518,000, primarily due to increased receivables from stronger business activities levels and a federal income tax receivable as of December 31, 2010 of $11,138,000, the result of the recently enacted Small Business Act that included a one-year extension of 50% bonus tax depreciation on qualified property. This extension was made after the Company made three quarterly 2010 estimated tax payments based on the assumption that bonus tax depreciation would not be extended and, as a result, the Company overpaid its 2010 estimated federal income taxes. In addition, the Tax Relief Act that was signed on December 17, 2010 provides 100% bonus tax depreciation for capital investments placed in service after September 8, 2010 through December 31, 2011. For equipment placed in service after December 31, 2011 and through December 31, 2012, the bill provides for 50% bonus tax depreciation. This compares with a net increase in cash flows from changes in operating assets and liabilities in the 2009 year of $47,360,000, primarily due to a decrease in receivables during 2009, the result of decreased revenues due to weaker business activity levels. Also impacting 2010 was a pension contribution of $11,900,000 versus none in 2009. The increase for 2009 over 2008 reflected a net increase in cash flows from changes in operating assets and liabilities in 2009 versus a net decrease in 2008, primarily due to a decrease in receivables in 2009 as a result of decreased revenues. In 2008, the Company experienced an increase in receivables as revenues increased due to stronger business activity levels. Also impacting 2008 was a pension contribution of $32,000,000 versus none in 2009. This was partially offset by a decrease in accounts payable due to lower business activity levels and larger incentive compensation payments in 2009 versus 2008 and smaller incentive compensation accruals during 2009 versus 2008.

Funds generated are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings and other operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of February 22, 2011, $249,989,000 under its Revolving Credit Facility, $849,000 available under its Credit Line and cash and cash equivalents of $200,346,000.

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

The Revolving Credit Facility’s commitment is in the amount of $250,000,000 and expires November 9, 2015. As of December 31, 2010, the Company had $249,989,000 available under the Revolving Credit Facility. The Revolving Credit Facility also allows for an increase in the commitments from the banks from the current $250,000,000 level up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. Based on current economic conditions and credit market volatility, there is no guarantee that the participating banks would elect to increase the commitment, and if they did, the terms may be less favorable than the current Revolving Credit Facility. The Senior Notes do not mature until 2013 and require no prepayments. While the Company has no current plans to access the private placement bond market, should the Company decide to do so in the near term, the terms, size and cost of a new debt issue could be less favorable.

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

There are numerous factors that may negatively impact the Company’s cash flow in 2011. For a list of significant risks and uncertainties that could impact cash flows, see Note 12, Contingencies and Commitments in the financial statements, and Item 1A — Risk Factors. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt in the financial statements.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $26,268,000 at December 31, 2010, including $7,257,000 in letters of credit and debt guarantees, and $19,011,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Contractual Obligations

The contractual obligations of the Company and its subsidiaries at December 31, 2010 consisted of the following (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$200,134	$128	$200,006	$—	$—
Non-cancelable operating leases — tank barges	31,777	8,630	13,776	8,910	461
Non-cancelable operating leases — towboats	49,951	28,811	21,140	—	—
Non-cancelable operating leases — land, buildings and equipment	27,298	5,108	8,670	6,797	6,723
Tank barge and towboat construction contracts	100,783	100,783	—	—	—

	$409,943	$143,460	$243,592	$15,707	$7,184

The majority of the towboat charter agreements are for terms of one year or less. The Company’s towboat rental agreements provide the Company with the option to terminate most agreements with notice ranging from seven to 90 days. The Company estimates that 80% of the charter rental cost is related to towboat crew costs, maintenance and insurance.

Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 as well as the reasons for the transfers and a greater level of disaggregation for each class of assets and liabilities. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately rather than as one net number. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company applied the provisions of this standard to its financial statement disclosures beginning in the first quarter of 2010.

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

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would have no impact on the 2011 interest expense based on balances outstanding at December 31, 2010 as the Company’s outstanding debt is approximately 100% hedged by interest rate swaps, and would change the fair value of the Company’s debt by less than 1%.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. As of December 31, 2010, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of December 31, 2010, the Company has forward contracts with notional amounts aggregating $13,978,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the second quarter of 2011 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

As of December 31, 2009, the Company had purchased Euro call options with a 1.28 strike price in the amount of 264,090 Euros that matured on March 1, 2010 and 528,180 Euros that matured on December 1, 2010. The purchased call options were designated as cash flow hedges, therefore, the changes in fair value, to the extent the purchased call options agreements were effective, were recognized in OCI until the purchased call options expired and then were recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet at December 31, 2010 and 2009 (in thousands):

Asset Derivatives	Balance Sheet Location	2010	2009
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$138

Total derivatives designated as hedging instruments under ASC 815		$—	$138

Total asset derivatives		$—	$138

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at December 31, 2010 and 2009 (in thousands):

Liability Derivatives	Balance Sheet Location	2010	2009
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Other accrued liabilities	$798	$—
Foreign currency contracts	Other long-term liabilities	569	—
Interest rate contracts	Other long-term liabilities	16,209	15,301

Total derivatives designated as hedging instruments under ASC 815		$17,576	$15,301

Total liability derivatives		$17,576	$15,301

Fair value amounts were derived as of December 31, 2010 and 2009 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described in the Company’s financial statements in Note 3, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the years ended December 31, 2010, 2009 and 2008 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
		2010	2009	2008
Interest rate contracts	Interest expense	$(908)	$5,701	$(14,514)
Foreign exchange contracts	Cost of sales and operating expenses	(1,419)	(51)	73

Total		$(2,327)	$5,650	$(14,441)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		2010	2009	2008
Interest rate contracts	Interest expense	$(8,529)	$(7,356)	$(3,404)
Foreign exchange contracts	Cost of sales and operating expenses	(411)	—	—

Total		$(8,940)	$(7,356)	$(3,404)

The Company anticipates $5,210,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $798,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report (see Item 15, page 88).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2010, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report which is included herein.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10	Through 14.

The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2010, except for the information regarding executive officers which is provided under Item 1.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kirby Corporation:

We have audited Kirby Corporation and consolidated subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kirby Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kirby Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston, Texas

February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kirby Corporation:

We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kirby Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Houston, Texas

February 25, 2011

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$195,600	$97,836
Accounts receivable:
Trade — less allowance for doubtful accounts of $4,000 ($4,532 in 2009)	146,359	132,660
Other	21,612	7,379
Inventory — finished goods, at lower of average cost or market	38,821	39,793
Prepaid expenses and other current assets	17,105	14,963
Deferred income taxes	6,418	7,466

Total current assets	425,915	300,097

Property and equipment:
Marine transportation equipment	1,748,488	1,654,799
Land, buildings and equipment	113,823	117,560

	1,862,311	1,772,359
Accumulated depreciation	744,150	687,302

Property and equipment — net	1,118,161	1,085,057

Investment in affiliates	3,336	3,052
Goodwill — net	228,873	228,873
Other assets	18,652	18,884

Total assets	$1,794,937	$1,635,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$128	$35
Income taxes payable	3,065	5,210
Accounts payable	71,354	52,091
Accrued liabilities:
Interest	1,006	934
Insurance premiums and claims	24,416	23,744
Employee compensation	30,582	24,860
Taxes — other than on income	7,550	5,293
Other	10,525	12,640
Deferred revenues	11,633	12,297

Total current liabilities	160,259	137,104

Long-term debt — less current portion	200,006	200,204
Deferred income taxes	231,775	200,397
Other long-term liabilities	43,758	42,163

Total long-term liabilities	475,539	442,764

Contingencies and commitments	—	—
Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 57,337,000 shares	5,734	5,734
Additional paid-in capital	237,014	229,724
Accumulated other comprehensive income — net	(33,642)	(30,468)
Retained earnings	1,046,615	930,366
Treasury stock — at cost, 3,780,000 shares in 2010 and 3,500,000 in 2009	(99,622)	(82,893)

Total Kirby stockholders’ equity	1,156,099	1,052,463
Noncontrolling interests	3,040	3,632

Total equity	1,159,139	1,056,095

Total liabilities and equity	$1,794,937	$1,635,963

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$915,046	$881,298	$1,095,475
Diesel engine services	194,511	200,860	264,679

Total revenues	1,109,557	1,082,158	1,360,154

Costs and expenses:
Costs of sales and operating expenses	683,236	637,833	843,310
Selling, general and administrative	117,694	121,401	142,171
Taxes, other than on income	13,209	12,104	13,120
Depreciation and amortization	95,296	93,968	91,199
Impairment of goodwill	—	1,901	—
Loss (gain) on disposition of assets	78	(1,079)	(142)

Total costs and expenses	909,513	866,128	1,089,658

Operating income	200,044	216,030	270,496
Equity in earnings of affiliates	283	874	134
Other income (expense)	273	(266)	(649)
Interest expense	(10,960)	(11,080)	(14,064)

Earnings before taxes on income	189,640	205,558	255,917
Provision for taxes on income	(72,258)	(78,020)	(97,444)

Net earnings	117,382	127,538	158,473
Less: Net earnings attributable to noncontrolling interests	(1,133)	(1,597)	(1,305)

Net earnings attributable to Kirby	$116,249	$125,941	$157,168

Net earnings per share attributable to Kirby common stockholders:
Basic	$2.16	$2.34	$2.92
Diluted	$2.15	$2.34	$2.91

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	($ in thousands)
Common stock:
Balance at beginning and end of year	$5,734	$5,734	$5,734

Additional paid-in capital:
Balance at beginning of year	$229,724	$225,718	$211,983
Excess (deficit) of proceeds received upon exercise of stock options and issuance of restricted stock over cost of treasury stock issued	3,140	(349)	3,879
Tax benefit realized from equity compensation plans	373	1,013	8,930
Issuance of restricted stock, net of forfeitures	(7,090)	(6,513)	(8,332)
Amortization of unearned compensation	10,867	9,855	9,258

Balance at end of year	$237,014	$229,724	$225,718

Accumulated other comprehensive income:
Balance at beginning of year	$(30,468)	$(55,047)	$(22,522)
Change in defined benefit plans’ minimum liabilities, net of taxes ($1,028 in 2010, $(12,962) in 2009 and $14,344 in 2008)	(1,654)	20,903	(23,134)
Change in fair value of derivative financial instruments, net of taxes ($986 in 2010, $(1,974) in 2009 and $5,049 in 2008)	(1,520)	3,676	(9,391)

Balance at end of year	$(33,642)	$(30,468)	$(55,047)

Retained earnings:
Balance at beginning of year	$930,366	$804,425	$647,692
Net earnings attributable to Kirby for the year	116,249	125,941	157,168
Adjustment to initially apply ASC 715-10, net of taxes of $270	—	—	(435)

Balance at end of year	$1,046,615	$930,366	$804,425

Treasury stock:
Balance at beginning of year	$(82,893)	$(90,777)	$(73,057)
Purchase of treasury stock (618,000 in 2010, 20,000 in 2009 and 837,000 shares in 2008)	(23,793)	(657)	(33,377)
Cost of treasury stock issued upon exercise of stock options and issuance of restricted stock (338,000 in 2010, 368,000 in 2009 and 795,000 in 2008)	7,064	8,541	15,657

Balance at end of year	$(99,622)	$(82,893)	$(90,777)

Noncontrolling interests:
Balance at beginning of year	$3,632	$3,502	$2,978
Net earnings attributable to noncontrolling interests	1,133	1,597	1,305
Return of investment to noncontrolling interests	(1,794)	(1,782)	(894)
Proceeds from noncontrolling interest investments	69	315	113

Balance at the end of year	$3,040	$3,632	$3,502

Comprehensive income:
Net earnings	$117,382	$127,538	$158,473
Other comprehensive income (loss), net of taxes ($2,013 in 2010, $(14,936) in 2009 and $19,393 in 2008)	(3,174)	24,579	(32,525)

Total comprehensive income	$114,208	$152,117	$125,948

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	($ in thousands)
Cash flows from operating activities:
Net earnings	$117,382	$127,538	$158,473
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	95,296	93,968	91,199
Provision (credit) for doubtful accounts	(15)	(1,104)	7,799
Provision for deferred income taxes	34,439	42,424	34,280
Loss (gain) on disposition of assets	78	(1,079)	(142)
Equity in earnings of affiliates	(283)	(874)	(134)
Amortization of unearned share-based compensation	10,867	9,855	9,258
Impairment of goodwill	—	1,901	—
Other	—	(104)	65
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	(17,563)	59,083	(21,277)
Inventory	973	8,724	6,208
Other assets	(2,511)	(1,585)	7,053
Income taxes payable	(13,284)	3,557	(7,530)
Accounts payable	19,262	(25,929)	(22,888)
Accrued and other liabilities	605	3,510	(16,417)

Net cash provided by operating activities	245,246	319,885	245,947

Cash flows from investing activities:
Capital expenditures	(136,841)	(192,660)	(173,019)
Acquisitions of businesses and marine equipment, net of cash acquired	—	—	(5,480)
Proceeds from disposition of assets	9,725	7,388	1,978

Net cash used in investing activities	(127,116)	(185,272)	(176,521)

Cash flows from financing activities:
Payments on bank credit facilities, net	—	(46,000)	(49,050)
Payments on long-term debt, net	(105)	(1,087)	(1,091)
Return of investment to noncontrolling interests	(1,794)	(1,782)	(894)
Proceeds from noncontrolling interest investments	69	315	113
Proceeds from exercise of stock options	4,884	2,774	12,888
Purchase of treasury stock	(23,793)	(657)	(33,377)
Excess tax benefit from equity compensation plans	373	1,013	5,515

Net cash used in financing activities	(20,366)	(45,424)	(65,896)

Increase in cash and cash equivalents	97,764	89,189	3,530
Cash and cash equivalents, beginning of year	97,836	8,647	5,117

Cash and cash equivalents, end of year	$195,600	$97,836	$8,647

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$10,604	$10,899	$14,002
Income taxes	$50,743	$31,005	$65,180
Noncash investing activity:
Disposition of assets for receivables	$1,569	$934	$—

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

Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 2010 and 2009 were $24,626,000 and $23,789,000, respectively, of accruals for revenues earned which have not been invoiced as of the end of each year.

The Company’s marine transportation and diesel engine services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with insurance companies. Included in accounts receivable as of December 31, 2010 and 2009 were $3,453,000 and $2,078,000, respectively, of receivables from insurance companies to cover claims in excess of the Company’s deductible.

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

Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. Goodwill, including goodwill associated with equity method investments, is not amortized. The Company conducted its annual goodwill impairment test at November 30, 2010 and 2009. For 2010, the Company noted no impairment of goodwill. For 2009, the Company incurred an impairment of goodwill charge of $1,901,000. The Company will continue to conduct goodwill impairment tests as of November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary. The gross carrying value of goodwill at December 31, 2010 and 2009 was $246,340,000 and accumulated amortization at December 31, 2010 and 2009 was $15,566,000. Accumulated impairment losses were $1,901,000 at December 31, 2010 and 2009.

During the 2009 fourth quarter, the Company took a $1,901,000 charge for the partial impairment of the goodwill recorded for Osprey Line, L.L.C., a subsidiary that transports project cargoes and cargo containers by barge on the United States inland waterway system. The partial impairment reflected the reduced profitability outlook of the container-on-barge operations due to the economic environment at that time. The fair value was determined using a combination of a discounted cash flow methodology and a market based approach utilizing net earnings before interest expense, taxes on income, depreciation and amortization (“EBITDA”) multiplier.

Net goodwill for the marine transportation segment was $153,870,000 at December 31, 2010 and 2009. Net goodwill for the diesel engine services segment was $75,003,000 at December 31, 2010 and 2009.

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

Accrued Insurance. Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (“IBNR”) or fully developed based on past experience. Insurance premiums, IBNR losses and incurred claims losses, up to the Company’s deductible, for 2010, 2009 and 2008 were $13,461,000, $12,786,000 and $19,130,000, respectively.

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

Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 as well as the reasons for the transfers and a greater level of disaggregation for each class of assets and liabilities. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately rather than as one net number. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company applied the provisions of this standard to its financial statement disclosures beginning in the first quarter of 2010.

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

Pro forma results of the acquisitions made in 2008 have not been presented as the pro forma revenues, earnings before taxes on income, net earnings attributable to Kirby and net earnings per share attributable to Kirby common stockholders would not be materially different from the Company’s actual results.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
December 31, 2010:
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$17,576	$—	$17,576

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
December 31, 2009:
Assets:
Derivatives	$—	$138	$—	$138

Liabilities:
Derivatives	$—	$15,301	$—	$15,301

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

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets are adjusted to fair value when there is evidence of impairment. During the year ended December 31, 2010, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required. During 2009, the Company recorded a $1,901,000 impairment charge on goodwill, which was based on fair value measurements classified as Level 3 of the valuation hierarchy. As of December 31, 2009, the implied fair value of this impaired goodwill was $2,703,000.

Fair value is determined using a combination of a discounted cash flow methodology and a market based approach utilizing an EBITDA multiplier. The key inputs used in the determination of fair value include projections of the amounts and timing of future cash flows, an expected growth rate, an estimated discount rate and a terminal value. The key inputs are based on information such as historical performance and anticipated market conditions.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the London Interbank Offered Rate (“LIBOR”) to quarterly fixed rate payments. As of December 31, 2010, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of December 31, 2010, the Company has forward contracts with notional amounts aggregating $13,978,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the second quarter of 2011 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

As of December 31, 2009, the Company had purchased Euro call options with a 1.28 strike price in the amount of 264,090 Euros that matured on March 1, 2010 and 528,180 Euros that matured on December 1, 2010. The purchased call options were designated as cash flow hedges, therefore, the changes in fair value, to the extent the purchased call options agreements were effective, were recognized in OCI until the purchased call options expired and then were recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as assets located on the consolidated balance sheet at December 31, 2010 and 2009 (in thousands):

Asset Derivatives	Balance Sheet Location	2010	2009
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$138

Total derivatives designated as hedging instruments under ASC 815		$—	$138

Total asset derivatives		$—	$138

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at December 31, 2010 and 2009 (in thousands):

Liability Derivatives	Balance Sheet Location	2010	2009
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Other accrued liabilities	$798	$—
Foreign currency contracts	Other long-term liabilities	569	—
Interest rate contracts	Other long-term liabilities	16,209	15,301

Total derivatives designated as hedging instruments under ASC 815		$17,576	$15,301

Total liability derivatives		$17,576	$15,301

Fair value amounts were derived as of December 31, 2010 and 2009 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 3, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the years ended December 31, 2010, 2009 and 2008 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
		2010	2009	2008
Interest rate contracts	Interest expense	$(908)	$5,701	$(14,514)
Foreign exchange contracts	Cost of sales and operating expenses	(1,419)	(51)	73

Total		$(2,327)	$5,650	$(14,441)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		2010	2009	2008
Interest rate contracts	Interest expense	$(8,529)	$(7,356)	$(3,404)
Foreign exchange contracts	Cost of sales and operating expenses	(411)	—	—

Total		$(8,940)	$(7,356)	$(3,404)

The Company anticipates $5,210,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $798,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

(5) Long-Term Debt

Long-term debt at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Long-term debt, including current portion:
$250,000,000 revolving credit facility due November 9, 2015	$—	$—
Senior notes due February 28, 2013	200,000	200,000
Other long-term debt	134	239

	$200,134	$200,239

The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2011	$128
2012	6
2013	200,000
2014	—
2015	—
Thereafter	—

$200,134

The Company has an unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. The unsecured Revolving Credit Facility has a variable interest rate based on LIBOR or an Alternate Base Rate, meaning the highest of the administrative agent’s prime rate, the Federal Funds Rate plus 0.5% and one month LIBOR plus 1.0%. The variable interest rate spread varies with the Company’s senior debt rating. The variable interest rate spread is currently 2.0% over LIBOR for LIBOR loans and 1.0% over the Alternate Base Rate for Alternate Base Rate loans. The commitment fee is currently .30%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of December 31, 2010, the Company was in compliance with all Revolving Credit Facility covenants and had no borrowings outstanding under the Revolving Credit Facility during any portion of the 2010 year. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $11,000 as of December 31, 2010.

The Company has $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. As of December 31, 2010, $200,000,000 was outstanding under the Senior Notes and the 2010 average interest rate was 0.9%, computed by dividing the interest expense under the Senior Notes by the average Senior Notes borrowings of $200,000,000. The Company was in compliance with all Senior Notes covenants at December 31, 2010.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit with a maturity date of June 30, 2011. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of December 31, 2010. Outstanding letters of credit under the Credit Line were $3,964,000 as of December 31, 2010.

The Company is of the opinion that the amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt at December 31, 2010 and 2009 due to their variable interest rates.

(6) Taxes on Income

Earnings before taxes on income and details of the provision for taxes on income for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	2010	2009	2008
Earnings before taxes on income — United States	$189,640	$205,558	$255,917

Provision for taxes on income:
Federal:
Current	$33,014	$30,443	$55,077
Deferred	30,643	38,404	31,928
State and local	8,601	9,173	10,439

	$72,258	$78,020	$97,444

During the three years ended December 31, 2010, 2009 and 2008, tax benefits related to the exercise of stock options and the issuance of restricted stock that were allocated directly to additional paid-in capital were $373,000, $1,013,000 and $8,930,000, respectively.

The Company’s provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 2010, 2009 and 2008 due to the following:

	2010	2009	2008
United States income tax statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.9	2.9	2.7
Non-deductible items	.2	.1	.4

	38.1%	38.0%	38.1%

The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Current deferred tax assets:
Compensated absences	$518	$572
Allowance for doubtful accounts	1,400	1,580
Insurance accruals	2,319	3,042
Other	2,181	2,272

	$6,418	$7,466

Non-current deferred tax assets and liabilities:
Deferred tax assets:
Postretirement health care benefits	$3,548	$3,603
Insurance accruals	876	959
Deferred compensation	7,456	7,568
Unrealized loss on derivative financial instruments	6,162	5,347
Unrealized loss on defined benefit plans	12,582	11,643
Operating loss carryforwards	1,023	1,486
Other	9,177	8,037

	40,824	38,643

Deferred tax liabilities:
Property	(234,732)	(205,696)
Deferred state taxes	(22,571)	(18,972)
Pension benefits	(8,738)	(8,082)
Goodwill and other intangibles	(5,538)	(5,465)
Other	(1,020)	(825)

	(272,599)	(239,040)

	$(231,775)	$(200,397)

The Company has determined that it is more likely than not that all deferred tax assets at December 31, 2010 will be realized, including its operating loss carryforward of $1,023,000 that expires in 2026.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the 2007 through 2009 tax years. With few exceptions, the Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the 2004 through 2009 tax years.

As of December 31, 2010, the Company has provided a liability of $3,081,000 for unrecognized tax benefits related to various income tax issues which includes interest and penalties. The amount that would impact the Company’s effective tax rate, if recognized, is $2,073,000, with the difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate being primarily related to the federal tax benefit of state income tax items. It is not reasonably possible to determine if the liability for unrecognized tax benefits will significantly change prior to December 31, 2011 due to the uncertainty of possible examination results.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008, is as follows (in thousands):

	2010	2009	2008
Balance at beginning of year	$2,290	$2,451	$2,639
Additions based on tax positions related to the current year	279	417	569
Additions for tax positions of prior years	84	87	301
Reductions for tax positions of prior years	(443)	(665)	(601)
Settlements	(122)	—	(457)

Balance at end of year	$2,088	$2,290	$2,451

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company recognized net expense (income) of $43,000, $(221,000) and $(336,000) in interest and penalties for the years ended December 31, 2010, 2009 and 2008, respectively. The Company had $993,000, $964,000 and $1,247,000 of accrued liabilities for the payment of interest and penalties at December 31, 2010, 2009 and 2008, respectively.

(7) Leases

The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Lease agreements for tank barges have terms from one to seven years expiring at various dates through 2016. Lease agreements for towboats chartered by the Company have terms from 30 days to five years expiring at various dates through 2013; however, the majority of the towboat charter agreements are for terms of one year or less. Total rental expense for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	2010	2009	2008
Rental expense:
Marine equipment — tank barges	$9,075	$9,489	$6,684
Marine equipment — towboats	79,016	81,453	116,933
Other buildings and equipment	5,334	5,240	5,134

Rental expense	$93,425	$96,182	$128,751

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2010 were as follows (in thousands):

	Land, Buildings and Equipment	Marine Equipment
		Tank Barges	Towboats	Total
2011	$5,108	$8,630	$28,811	$42,549
2012	4,608	7,516	14,022	26,146
2013	4,062	6,260	7,118	17,440
2014	3,505	4,980	—	8,485
2015	3,292	3,930	—	7,222
Thereafter	6,723	461	—	7,184

	$27,298	$31,777	$49,951	$109,026

(8) Stock Award Plans

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	2010	2009	2008
Compensation cost	$10,867	$9,855	$9,258
Income tax benefit	$4,162	$3,775	$3,546

The Company has two employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock. For both of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options prior to January 25, 2010 are five years and vest ratably over three years. Options granted on or after January 25, 2010 have terms of seven years and vest ratably over three years. At December 31, 2010, 1,457,516 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plans described above for the years ended December 31, 2010, 2009 and 2008:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2007	930,450	$23.48
Granted	178,495	$46.64
Exercised	(594,764)	$20.22
Canceled or expired	—	$—

Outstanding at December 31, 2008	514,181	$35.28
Granted	228,246	$23.98
Exercised	(101,944)	$21.86
Canceled or expired	—	$—

Outstanding at December 31, 2009	640,483	$33.39
Granted	103,999	$32.60
Exercised	(228,543)	$28.36
Canceled or expired	(81,492)	$45.73

Outstanding at December 31, 2010	434,447	$33.53

Under the employee plans, stock options exercisable were 200,210, 262,488 and 148,698 at December 31, 2010, 2009 and 2008, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at December 31, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$23.98 — $27.60	157,387	2.62	$24.54		64,552	$25.36
$31.35 — $34.40	119,999	5.55	$32.78		13,333	$34.40
$35.66 — $36.94	64,858	1.39	$35.78		60,858	$35.74
$48.00 — $48.65	92,203	2.11	$48.28		61,467	$48.28

$23.98 — $48.65	434,447	3.14	$33.53	$4,568,000	200,210	$36.16	$1,581,000

The following is a summary of the restricted stock award activity under the employee plans described above for the years ended December 31, 2010, 2009 and 2008:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2007	493,418	$27.48
Granted	172,432	$43.57
Vested	(156,580)	$28.35
Forfeited	(6,452)	$33.46

Nonvested balance at December 31, 2008	502,818	$33.64
Granted	263,579	$24.70
Vested	(207,106)	$36.60
Forfeited	(16,612)	$32.70

Nonvested balance at December 31, 2009	542,679	$30.70
Granted	197,994	$33.42
Vested	(234,831)	$39.34
Forfeited	(6,507)	$32.00

Nonvested balance at December 31, 2010	499,335	$31.98

The Company has two director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options can be granted under one of the plans. The 2000 Director Plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted when first elected a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31, 2010, 324,766 shares were available for future grants under the 2000 Director Plan. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

The following is a summary of the stock option activity under the director plans described above for the years ended December 31, 2010, 2009 and 2008:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2007	304,342	$21.66
Granted	69,298	$55.49
Exercised	(64,068)	$13.43

Outstanding at December 31, 2008	309,572	$30.94
Granted	50,433	$29.60
Exercised	(46,068)	$11.85
Forfeited	(12,000)	$35.99

Outstanding at December 31, 2009	301,937	$33.43
Granted	57,492	$41.24
Exercised	(3,000)	$10.67

Outstanding at December 31, 2010	356,429	$34.88

Under the director plans, options exercisable were 355,555, 301,328 and 309,247 at December 31, 2010, 2009 and 2008, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at December 31, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.06 — $12.69	31,356	1.05	$11.10		31,356	$11.10
$15.74 — $29.60	102,247	5.66	$23.75		102,247	$23.75
$35.17 — $36.82	96,036	5.70	$35.81		96,036	$35.81
$41.24 — $55.49	126,790	8.23	$49.03		125,916	$49.08

$10.06 — $55.49	356,429	6.18	$34.88	$3,269,000	355,555	$34.86	$3,267,000

The following is a summary of the restricted stock award activity under the director plan described above for the years ended December 31, 2010, 2009 and 2008:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2007	784	$36.86
Granted	9,557	$56.00
Vested	(9,951)	$54.49

Nonvested balance at December 31, 2008	390	$56.00
Granted	10,919	$29.77
Vested	(10,577)	$30.74

Nonvested balance at December 31, 2009	732	$29.77
Granted	11,097	$41.33
Vested	(11,304)	$40.58

Nonvested balance at December 31, 2010	525	$41.33

The total intrinsic value of all stock options exercised under all of the Company’s plans was $2,835,000, $1,859,000 and $17,827,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $1,086,000, $712,000 and $6,828,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $8,809,000, $5,931,000 and $7,187,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $3,374,000, $2,271,000 and $2,753,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, there was $1,326,000 of unrecognized compensation cost related to nonvested stock options and $11,237,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.7 years and restricted stock over approximately 2.7 years. The total fair value of stock options vested was $3,491,000, $2,763,000 and $3,346,000 during the years ended December 31, 2010, 2009 and 2008, respectively. The fair value of the restricted stock vested was $8,809,000, $5,931,000 and $7,187,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The weighted average per share fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was $13.81, $8.15 and $14.95, respectively. The fair value of the stock options granted during the years ended December 31, 2010, 2009 and 2008 was $2,231,000, $2,271,000 and $3,705,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the stock options during the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Dividend yield	None	None	None
Average risk-free interest rate	3.1%	1.9%	3.0%
Stock price volatility	33%	33%	26%
Estimated option term	Six years or seven years	Four years or eight years	Four years or nine years

(9) Retirement Plans

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The fair value of plan assets was $152,696,000 and $126,490,000 at December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, these assets were allocated among asset categories as follows:

Asset Category	2010	2009	Current Minimum, Target and Maximum Allocation Policy
U.S. equity securities	50%	56%	30% — 50% — 70%
International equity securities	20%	17%	0% — 20% — 30%
Debt securities	29%	23%	15% — 30% — 55%
Cash and cash equivalents	1%	4%	0% — 0% — 5%

	100%	100%

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company assumed that plan assets would generate a long-term rate of return of 7.5% in 2010 and 2009. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation.

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

The following table presents the change in benefit obligation and plan assets for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2010	2009	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$141,338	$135,337	$1,429	$1,431	$5,459	$5,448
Service cost	6,883	6,523	—	—	—	246
Interest cost	9,399	8,486	84	84	154	322
Actuarial loss (gain)	17,124	(5,761)	101	14	(3,108)	(141)
Plan amendments	—	—	—	—	519	—
Gross benefits paid	(4,002)	(3,247)	(103)	(100)	(249)	(434)
Less: federal subsidy on benefits paid	—	—	—	—	15	18

Benefit obligation at end of year	$170,742	$141,338	$1,511	$1,429	$2,790	$5,459

Accumulated benefit obligation at end of year	$141,666	$118,041	$1,511	$1,429	$—	$—

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2010	2009	2010	2009	2010	2009
Weighted-average assumption used to determine benefit obligation at end of year
Discount rate	5.5%	6.1%	5.5%	6.1%	5.5%	6.1%
Rate of compensation increase	4.25%	4.0%	—	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	8.0%	7.5%
Ultimate rate	—	—	—	—	5.0%	5.0%
Years to ultimate	—	—	—	—	2017	2015
Effect of one-percentage-point change in assumed health care cost trend rate on postretirement obligation
Increase	$—	$—	$—	$—	$223	$218
Decrease	—	—	—	—	(196)	(195)
Change in plan assets
Fair value of plan assets at beginning of year	$126,490	$99,722	$—	$—	$—	$—
Actual return on plan assets	18,308	30,015	—	—	—	—
Employer contribution	11,900	—	103	100	249	434
Gross benefits paid	(4,002)	(3,247)	(103)	(100)	(249)	(434)

Fair value of plan assets at end of year	$152,696	$126,490	$—	$—	$—	$—

The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2010 and 2009 (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2010	2009	2010	2009	2010	2009
Funded status at end of year
Fair value of plan assets	$152,696	$126,490	$—	$—	$—	$—
Benefit obligations	170,742	141,338	1,511	1,429	2,790	5,459

Funded status and amount recognized at end of year	$(18,046)	$(14,848)	$(1,511)	$(1,429)	$(2,790)	$(5,459)

Amounts recognized in the consolidated balance sheets
Current liability	$—	$—	$(102)	$(102)	$(246)	$(323)
Long-term liability	(18,046)	(14,848)	(1,409)	(1,327)	(2,544)	(5,136)
Amounts recognized in accumulated other comprehensive income
Net actuarial loss (gain)	$43,048	$38,065	$293	$193	$(7,523)	$(5,064)
Prior service cost (credit)	(38)	(127)	—	—	158	198

Accumulated other compensation income	$43,010	$37,938	$293	$193	$(7,365)	$(4,866)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2010 and 2009 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2010	2009	2010	2009
Projected benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$170,742	$141,338	$1,511	$1,429
Fair value of plan assets at end of year	152,696	126,490	—	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2010 and 2009 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2010	2009	2010	2009
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$—	$—	$1,511	$1,429
Accumulated benefit obligation at end of year	—	—	1,511	1,429
Fair value of plan assets at end of year	—	—	—	—

The following tables presents the expected cash flows for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2010 and 2009 (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2010	2009	2010	2009	2010	2009
Expected employer contributions
First year	$—	$—	$102	$102	$246	$323

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2010	2009	2010	2009	2010	2009
Expected benefit payments (gross)
2011	$4,639	$4,240	$102	$102	$262	$341
2012	5,058	4,551	100	101	261	378
2013	5,480	4,816	99	99	253	355
2014	5,997	5,105	97	98	257	361
2015	6,524	5,487	95	96	258	371
Next five years	42,703	35,121	558	489	1,274	2,186

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2010	2009	2010	2009	2010	2009
Expected federal subsidy
2011	$—	$—	$—	$—	$(16)	$(18)
2012	—	—	—	—	(16)	(18)
2013	—	—	—	—	(16)	(19)
2014	—	—	—	—	(16)	(19)
2015	—	—	—	—	(16)	(19)
Next five years	—	—	—	—	(74)	(85)

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s defined benefit plans for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	Pension Benefits
	Pension Plan			SERP
	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost
Service cost	$6,883	$6,523	$6,361	$—	$—	$—
Interest cost	9,399	8,486	7,734	84	84	88
Expected return on plan assets	(9,329)	(7,333)	(8,165)	—	—	—
Amortization:
Actuarial loss	3,162	5,666	1,809	2	2	5
Prior service credit	(89)	(88)	(89)	—	—	—

Net periodic benefit cost	10,026	13,254	7,650	86	86	93

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Current year actuarial loss (gain)	8,145	(28,443)	41,932	102	14	189
Recognition of actuarial loss	(3,162)	(5,666)	(1,809)	(2)	(2)	(5)
Recognition of prior service credit	89	88	89	—	—	—

Total recognized in other comprehensive income	5,072	(34,021)	40,212	100	12	184

Total recognized in net periodic benefit cost and other comprehensive income	$15,098	$(20,767)	$47,862	$186	$98	$277

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.1%	6.1%	6.1%	6.1%	6.1%	6.1%
Expected long-term rate of return on plan assets	7.5%	7.5%	8.0%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.1%	—	—	—

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 are as follows (in thousands):

	Pension Benefits
	Pension Plan	SERP
Actuarial loss	$2,774	$7
Prior service credit	(38)	—

	$2,736	$7

The components of net periodic benefit cost and other changes in benefit obligations recognized in other comprehensive income for the Company’s postretirement benefit plan for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	2010	2009	2008
Components of net periodic benefit cost
Service cost	$—	$246	$506
Interest cost	154	322	496
Amortization:
Actuarial gain	(660)	(325)	(98)
Prior service cost	560	40	40

Net periodic benefit cost	54	283	944

Other changes in benefit obligations recognized in other comprehensive income
Current year actuarial gain	(3,109)	(141)	(2,835)
Recognition of actuarial gain	660	325	98
Recognition of prior service cost	(40)	(40)	(40)
Adjustment for actual Medicare Part D reimbursement	(10)	—	—

Total recognized in other comprehensive income	(2,499)	144	(2,777)

Total recognized in net periodic benefit cost and other comprehensive income	$(2,445)	$427	$(1,833)

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.1%	6.1%	6.1%
Health care cost trend rate
Initial rate	7.5%	8.0%	8.5%
Ultimate rate	5.0%	5.0%	5.0%
Years to ultimate	2015	2015	2015
Effect of one-percentage-point change in assumed health care cost trend rate on aggregate service and interest cost
Increase	$14	$12	$14
Decrease	(12)	(11)	(13)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 are as follows (in thousands):

Other Postretirement Benefits
Postretirement Welfare Plan
Actuarial gain	$(590)
Prior service cost	40

$(550)

In addition to the defined benefit plan and postretirement medical benefit plan, the Company sponsors defined contribution plans for all shore-based employees and certain vessel personnel. Maximum contributions to these plans equal the lesser of 15% of the aggregate compensation paid to all participating employees or up to 20% of each subsidiary’s earnings before federal income tax after certain adjustments for each fiscal year. The aggregate contributions to the plans were $12,057,000, $13,682,000 and $15,483,000 in 2010, 2009 and 2008, respectively.

(10) Earnings Per Share

The Company adopted a new accounting standard in 2009 included in ASC 260, “Earnings Per Share” which requires unvested share-based payment awards with non-forfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities for the purposes of applying the two-class method of calculating earnings per share. Accordingly, shares of restricted stock granted under the Company’s stock-based compensation plans are treated as participating securities under the two-class method of determining earnings per share and earnings per share for prior periods have been restated to conform to this standard. The adoption of this standard lowered basic earnings per share by $.02 for the year ended December 31, 2008.

The following table presents the components of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share amounts):

	2010	2009	2008
Net earnings attributable to Kirby	$116,249	$125,941	$157,168
Undistributed earnings allocated to restricted shares	(1,125)	(1,403)	(1,484)

Income available to Kirby common stockholders — basic	115,124	124,538	155,684
Undistributed earnings allocated to restricted shares	1,125	1,403	1,484
Undistributed earnings reallocated to restricted shares	(1,122)	(1,400)	(1,476)

Income available to Kirby common stockholders — diluted	$115,127	$124,541	$155,692

Shares outstanding:
Weighted average common stock issued and outstanding	53,852	53,791	53,745
Weighted average unvested restricted stock	(521)	(599)	(507)

Weighted average common stock outstanding — basic	53,331	53,192	53,238
Dilutive effect of stock options	135	121	275

Weighted average common stock outstanding — diluted	53,466	53,313	53,513

Net earnings per share attributable to Kirby common stockholders:
Basic	$2.16	$2.34	$2.92

Diluted	$2.15	$2.34	$2.91

Certain outstanding options to purchase approximately 114,000, 248,000 and 402,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2010, 2009 and 2008, respectively, as such stock options would have been antidilutive.

(11) Quarterly Results (Unaudited)

The unaudited quarterly results for the year ended December 31, 2010 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$268,253	$273,669	$281,317	$286,318
Costs and expenses	225,196	223,018	228,590	232,631
Gain (loss) on disposition of assets	(44)	(19)	8	(23)

Operating income	43,013	50,632	52,735	53,664
Other income	12	30	131	383
Interest expense	(2,668)	(2,697)	(2,750)	(2,845)

Earnings before taxes on income	40,357	47,965	50,116	51,202
Provision for taxes on income	(15,446)	(18,322)	(19,211)	(19,279)

Net earnings	24,911	29,643	30,905	31,923
Less: Net earnings attributable to noncontrolling interests	(237)	(375)	(218)	(303)

Net earnings attributable to Kirby	$24,674	$29,268	$30,687	$31,620

Net earnings per share attributable to Kirby common stockholders:
Basic	$.46	$.54	$.57	$.59

Diluted	$.46	$.54	$.57	$.59

The unaudited quarterly results for the year ended December 31, 2009 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$277,661	$272,743	$272,166	$259,588
Costs and expenses	229,265	215,156	213,053	209,733
Gain (loss) on disposition of assets	244	120	753	(38)

Operating income	48,640	57,707	59,866	49,817
Other income	95	91	189	233
Interest expense	(2,813)	(2,793)	(2,781)	(2,693)

Earnings before taxes on income	45,922	55,005	57,274	47,357
Provision for taxes on income	(17,458)	(21,020)	(21,826)	(17,716)

Net earnings	28,464	33,985	35,448	29,641
Less: Net earnings attributable to noncontrolling interests	(458)	(266)	(434)	(439)

Net earnings attributable to Kirby	$28,006	$33,719	$35,014	$29,202

Net earnings per share attributable to Kirby common stockholders:
Basic	$.52	$.63	$.65	$.54

Diluted	$.52	$.63	$.65	$.54

Quarterly basic and diluted earnings per share may not total to the full year per share amounts, as the weighted average number of shares outstanding for each quarter fluctuates as a result of the assumed exercise of stock options.

(12) Contingencies and Commitments

In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Palmer Barge Line Superfund Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study and, subsequently, a limited remediation was performed and is now complete. During the 2007 third quarter, five new PRPs entered into an agreement with the EPA in regards to the Palmer site. In July 2008, the EPA sent a letter to approximately 30 PRPs for the Palmer site, including the Company, indicating that it intends to pursue recovery of $2,949,000 of costs it incurred in relation to the site. The Company and the other PRPs continue to discuss suggested pro rata allocations of all PRPs with the EPA and the U.S. Department of Justice (“DOJ”) in order to resolve the EPA’s past cost claim.

In 2000, the Company and approximately 50 other companies were notified that they are PRPs under the CERCLA with respect to a Superfund site, the State Marine of Port Arthur Superfund Site (“State Marine”), located in Port Arthur, Texas. In the past, State Marine had performed tank barge cleaning and services for various subsidiaries of the Company. In March 2010, the DOJ and EPA issued a letter to seven PRPs, which include the former owners/operator of the site and others, including the Company, indicating their intent to pursue reimbursement of its past costs of approximately $2,902,000 in connection with clean-up activities in relation to the site. The Company and the other PRPs have requested documentation concerning the site activities related to all PRPs in order to determine appropriate allocation of past costs relative to activities at the site to develop suggested pro rata sharing to resolve the EPA’s past cost claim.

With respect to the above sites, the Company has recorded reserves for its estimated potential liability for its portion of the EPA’s past costs claim based on information developed to date including various factors such as the Company’s liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties.

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

The customer base of the marine transportation segment includes the major industrial petrochemical and chemical manufacturers, agricultural chemical manufacturers and refining companies operating in the United States. Approximately 75% of marine transportation revenues are from movements of such products under term contracts, ranging from one year to five years, with renewal options. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as

40 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. The Dow Chemical Company accounted for 12% of the Company’s revenues in 2010, 11% in 2009 and 9% in 2008. SeaRiver Maritime, Inc., the United States transportation affiliate of Exxon Mobil Corporation, accounted for 11% of the Company’s revenues in 2010 and 10% in 2009 and 2008.

Major customers of the diesel engine services segment include the inland and offshore barge operators, oil service companies, offshore fishing companies, other marine transportation entities, the United States Coast Guard (“USCG”) and United States Navy, shortline railroads, industrial owners of locomotives, transit railroads and Class II railroads, and power generation, nuclear and industrial companies. The segment operates as an authorized distributor in 17 eastern states and the Caribbean, and as non-exclusive authorized service centers for Electro-Motive Diesel, Inc. (“EMD”) throughout the rest of the United States for marine and power generation applications. In August 2010, EMD was purchased by a wholly owned subsidiary of Caterpillar Inc. The railroad portion of the segment serves as the exclusive distributorship of EMD aftermarket parts sales and services to the shortline and industrial railroad market. The segment also serves as the exclusive distributor of EMD parts to the nuclear industry. The diesel engine services segment’s relationship with EMD has been maintained for 45 years. The segment also operates factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines and Allison transmissions and gears in the Gulf Coast region, as well as an authorized marine dealer for Caterpillar in Alabama, Kentucky and Louisiana. The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2010, 2009 and 2008.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $26,268,000 at December 31, 2010, including $7,257,000 in letters of credit and debt guarantees, and $19,011,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment sales for 2010, 2009 and 2008 were not significant.

The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Revenues:
Marine transportation	$915,046	$881,298	$1,095,475
Diesel engine services	194,511	200,860	264,679

	$1,109,557	$1,082,158	$1,360,154

Segment profit (loss):
Marine transportation	$192,758	$208,086	$244,866
Diesel engine services	20,553	21,005	39,587
Other	(23,671)	(23,533)	(28,536)

	$189,640	$205,558	$255,917

Total assets:
Marine transportation	$1,383,252	$1,336,358	$1,289,689
Diesel engine services	185,824	185,573	208,993
Other	225,861	114,032	27,416

	$1,794,937	$1,635,963	$1,526,098

Depreciation and amortization:
Marine transportation	$88,710	$87,589	$84,537
Diesel engine services	4,055	4,247	4,830
Other	2,531	2,132	1,832

	$95,296	$93,968	$91,199

	2010	2009	2008
Capital expenditures:
Marine transportation	$132,744	$188,479	$164,681
Diesel engine services	920	1,768	3,051
Other	3,177	2,413	5,287

	$136,841	$192,660	$173,019

The following table presents the details of “Other” segment profit (loss) for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
General corporate expenses	$(13,189)	$(12,239)	$(14,099)
Impairment of goodwill	—	(1,901)	—
Interest expense	(10,960)	(11,080)	(14,064)
Gain (loss) on disposition of assets	(78)	1,079	142
Other income (expense)	556	608	(515)

	$(23,671)	$(23,533)	$(28,536)

The following table presents the details of “Other” total assets as of December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
General corporate assets	$222,525	$110,980	$25,360
Investment in affiliates	3,336	3,052	2,056

	$225,861	$114,032	$27,416

(14) Related Party Transactions

During 2010, the Company and its subsidiaries paid L3 Partners, LLC (“L3P”), a company owned by C. Berdon Lawrence, the former Chairman of the Board and current director of the Company, $259,000 for air transportation services provided by L3P and office relocation costs. Such services were in the ordinary course of business of the Company.

During 2010, the Company and its subsidiaries paid 55 Waugh, LP, a partnership 60% owned by Mr. Lawrence and his family, $1,660,000 for the rental of office space in a building owned by 55 Waugh, LP. The Company’s headquarters are located in the building under a lease that was signed in 2005, prior to the purchase of the building by 55 Waugh, LP, and expires at the end of 2015.

The Company is a 50% owner of The Hollywood Camp, L.L.C. (“The Hollywood Camp”), a company that owns and operates a hunting and fishing facility used by the Company and L3P, which is also a 50% owner. The Company uses The Hollywood Camp primarily for customer entertainment. L3P acts as manager of The Hollywood Camp. The Hollywood Camp allocates lease and lodging expenses to its members based on their usage of the facilities. During 2010, the Company paid $1,558,000 to The Hollywood Camp for its share of facility expenses.

The son of Mr. Lawrence is the Chairman of the Board, Chief Executive Officer and owner of 70% of the common stock of Bayou City Pump, Inc. (“Bayou City”). In 2010, the Company paid Bayou City $200,000 for overhauls of black oil barge pumps. Such overhauls were in the ordinary course of business of the Company.

The husband of Amy D. Husted, Vice President — Legal of the Company, is a partner in the law firm of Strasburger & Price, LLP. In 2010, the Company paid the law firm $412,000 for legal services in connection with matters in the ordinary course of business of the Company.

(15) Subsequent Events

On February 24, 2011, the Company purchased 21 inland and offshore tank barges and 15 inland towboats and offshore tugboats from Enterprise Marine Services LLC (“Enterprise”) for approximately $53,200,000 in cash. Enterprise provided transportation and delivery services for ship bunkers (engine fuel) to cruise ships, container ships and freighters primarily in the Miami, Port Everglades and Cape Canaveral, Florida area, the three largest cruise ship ports in the United States, as well as Tampa, Florida, Mobile, Alabama and Houston, Texas.

On February 21, 2011, the Company signed an agreement to purchase United Holdings LLC (“United”), a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and transportation industries, and manufacturer of oilfield service equipment. The base purchase price is $270,000,000 in cash (before post closing adjustments), plus a three-year earnout provision for up to an additional $50,000,000 payable in 2014. United, headquartered in Oklahoma City, Oklahoma with 21 locations across 13 states, distributes and services equipment and parts for Allison Transmission, MTU Detroit Diesel Engines, Daimler Trucks NA, and other diesel and natural gas engines. United also manufactures oilfield service equipment, including hydraulic fracturing equipment. United’s principal customers are oilfield service companies, oil and gas operators and producers, compression service companies and transportation companies. The closing of the acquisition is expected to occur in April 2011 and is subject to certain conditions, including the expiration of the required waiting period under the Hart-Scott-Rodino Act.

On February 9, 2011, the Company purchased from Kinder Morgan Petcoke, L.P. (“Kinder Morgan”) for $4,050,000 in cash a 51% interest in Kinder Morgan’s shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel. Kinder Morgan retained the remaining 49% interest and the Company will manage the operation. In addition, the Company purchased a towboat from Kinder Morgan for $1,250,000 in cash.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included in Part III of this report:

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2010 and 2009.

Consolidated Statements of Earnings, for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income, for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows, for the years ended December 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements, for the years ended December 31, 2010, 2009 and 2008.

2. Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3. Exhibits

Exhibit Number		Description of Exhibit

2.1	—

Purchase and Sale Agreement dated as of February 21, 2011 between United Engine Holding Company, LLC and Kirby Engine Systems, Inc. (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated February 24, 2011).

3.1	—

Restated Articles of Incorporation filed June 18, 1976, with all amendments to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	—	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated April 30, 2010).

4.1	—

Master Note Purchase Agreement dated as of February 15, 2003 among the Company and the Purchasers named therein (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.2	—

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

10.2†	—

Deferred Compensation Agreement dated August 12, 1985 between Dixie Carriers, Inc., and J. H. Pyne (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).

10.3†	—	1994 Nonemployee Director Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

10.4†	—	Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit Number		Description of Exhibit

10.5†	—	2002 Stock and Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.6†	—	Annual Incentive Plan Guidelines for 2010 (incorporated by reference to exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.7†*	—	2000 Nonemployee Director Stock Option Plan.

10.8†*	—	2005 Stock and Incentive Plan.

10.9†	—	Form of Nonincentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).

10.10†	—	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).

10.11†	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).

10.12†	—	Nonemployee Director Compensation Program (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.13†	—

Second Amended and Restated Credit Agreement, dated November 9, 2010 among Kirby Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, and the banks named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated November 9, 2010).

21.1*	—	Principal Subsidiaries of the Registrant.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32*	—	Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRBY CORPORATION
(REGISTRANT)

By:	/s/ DAVID W. GRZEBINSKI
David W. Grzebinski
Executive Vice President and Chief Financial Officer

Dated: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH H. PYNE Joseph H. Pyne	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/s/ DAVID W. GRZEBINSKI David W. Grzebinski	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/s/ RONALD A. DRAGG Ronald A. Dragg	Vice President and Controller (Principal Accounting Officer)	February 25, 2011

/s/ JAMES R. CLARK James R. Clark	Director	February 25, 2011

/s/ C. SEAN DAY C. Sean Day	Director	February 25, 2011

/s/ BOB G. GOWER Bob G. Gower	Director	February 25, 2011

/s/ WILLIAM M. LAMONT, JR. William M. Lamont, Jr.	Director	February 25, 2011

/s/ C. BERDON LAWRENCE C. Berdon Lawrence	Director	February 25, 2011

/s/ DAVID L. LEMMON David L. Lemmon	Director	February 25, 2011

/s/ MONTE J. MILLER Monte J. Miller	Director	February 25, 2011

/s/ GEORGE A. PETERKIN, JR. George A. Peterkin, Jr.	Director	February 25, 2011

/s/ RICHARD R. STEWART Richard R. Stewart	Director	February 25, 2011

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

10.7†*	—	2000 Nonemployee Director Stock Option Plan.

10.8†*	—	2005 Stock and Incentive Plan.

21.1*	—	Principal Subsidiaries of the Registrant.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32*	—	Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Management contract, compensatory plan or arrangement.