Form 10-Q
period 2011-03-31
KIRBY CORP
filed 2011-05-05
CIK 56047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Yes        [ Ö ]                 No        [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes        [ Ö ]                 No        [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ Ö ] Accelerated filer [    ] Non-accelerated filer [    ] Smaller reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         [    ]                 No        [ Ö ]

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on May 3, 2011 was 53,674,000.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31, 2011	December 31, 2010
	($ in thousands)
Current assets:
Cash and cash equivalents	$172,093	$195,600
Accounts receivable:
Trade – less allowance for doubtful accounts	153,806	146,359
Other	18,181	21,612
Inventory – finished goods	35,839	38,821
Prepaid expenses and other current assets	22,553	17,105
Deferred income taxes	6,308	6,418

Total current assets	408,780	425,915

Property and equipment	1,932,650	1,862,311
Less accumulated depreciation	(755,904)	(744,150)

Property and equipment – net	1,176,746	1,118,161

Goodwill – net	237,137	228,873
Other assets	21,429	21,988

Total assets	$1,844,092	$1,794,937

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2011	December 31, 2010
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$120	$128
Income taxes payable	4,966	3,065
Accounts payable	81,917	71,354
Accrued liabilities	61,081	74,079
Deferred revenues	9,558	11,633

Total current liabilities	157,642	160,259

Long-term debt – less current portion	200,004	200,006
Deferred income taxes	246,086	231,775
Other long-term liabilities	42,646	43,758

Total long-term liabilities	488,736	475,539

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized
120,000,000 shares, issued 57,337,000 shares	5,734	5,734
Additional paid-in capital	236,104	237,014
Accumulated other comprehensive income – net	(32,426)	(33,642)
Retained earnings	1,079,045	1,046,615
Treasury stock – at cost, 3,669,000 at March 31, 2011 and
3,780,000 at December 31, 2010	(97,834)	(99,622)

Total Kirby stockholders’ equity	1,190,623	1,156,099
Noncontrolling interests	7,091	3,040

Total equity	1,197,714	1,159,139

Total liabilities and equity	$1,844,092	$1,794,937

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended March 31,
	2011	2010
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$241,677	$219,562
Diesel engine services	57,682	48,691

Total revenues	299,359	268,253

Costs and expenses:
Costs of sales and operating expenses	185,499	164,952
Selling, general and administrative	29,457	33,371
Taxes, other than on income	3,501	3,503
Depreciation and amortization	25,193	23,370
Loss on disposition of assets	66	44

Total costs and expenses	243,716	225,240

Operating income	55,643	43,013
Other income	51	12
Interest expense	(2,833)	(2,668)

Earnings before taxes on income	52,861	40,357
Provision for taxes on income	(19,961)	(15,446)

Net earnings	32,900	24,911
Less: Net earnings attributable to noncontrolling interests	(470)	(237)

Net earnings attributable to Kirby	$32,430	$24,674

Net earnings per share attributable to Kirby common stockholders:
Basic	$.60	$.46

Diluted	$.60	$.46

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2011	2010
	($ in thousands)
Cash flows from operating activities:
Net earnings	$32,900	$24,911
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	25,193	23,370
Provision for deferred income taxes	13,810	2,237
Amortization of unearned compensation	1,960	4,669
Other	(20)	(45)
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	(10,087)	1,449

Net cash provided by operating activities	63,756	56,591

Cash flows from investing activities:
Capital expenditures	(31,114)	(34,423)
Acquisitions of businesses and marine equipment	(58,500)	—
Proceeds from disposition of assets	1,759	1,897

Net cash used in investing activities	(87,855)	(32,526)

Cash flows from financing activities:
Payments on long-term debt, net	(10)	(14)
Proceeds from exercise of stock options	135	297
Excess tax benefit (expense) from equity compensation plans	777	(122)
Other	(310)	(698)

Net cash provided by (used in) financing activities	592	(537)

Increase (decrease) in cash and cash equivalents	(23,507)	23,528

Cash and cash equivalents, beginning of year	195,600	97,836

Cash and cash equivalents, end of period	$172,093	$121,364

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$2,675	$2,561
Income taxes	$247	$996

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2011 and December 31, 2010, and the results of operations for the three months ended March 31, 2011 and 2010.

(1)	BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(2)	ACQUISITIONS

On April 15, 2011, the Company purchased United Holdings LLC (“United”), a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and transportation industries, and manufacturer of oilfield service equipment. The base purchase price was $270,000,000 in cash (before post-closing adjustments), plus a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. United, headquartered in Oklahoma City, Oklahoma with 21 locations across 13 states, distributes and services equipment and parts for Allison Transmission, MTU Detroit Diesel Engines, Daimler Trucks NA, and other diesel and natural gas engines. United also manufactures oilfield service equipment, including hydraulic fracturing equipment. United’s principal customers are oilfield service companies, oil and gas operators and producers, compression service companies and transportation companies.

On March 13, 2011, the Company announced the signing of an agreement to acquire K-Sea Transportation Partners L.P. (“K-Sea”), an operator of tank barges and tugboats participating in the coastwise transportation primarily of refined petroleum products in the United States, pursuant to which a subsidiary of the Company will merge with K-Sea, with K-Sea surviving the merger as a wholly owned subsidiary of the Company. The total consideration of the transaction is approximately $600,000,000, before fees, and will consist of cash, the Company’s common stock and the refinancing of K-Sea debt.

K-Sea’s fleet, comprised of 58 tank barges with a capacity of 3.8 million barrels and 63 tugboats, operates along the East Coast, West Coast and Gulf Coast of the United States, as well as in Alaska and Hawaii. K-Sea’s tank barge fleet, 54 of which are doubled hulled, has an average age of approximately nine years and is one of the youngest fleets in the coastwise trade. K-Sea’s customers include major oil companies and refiners, many of which are current Company customers for inland tank barge services. Headquartered in East Brunswick, New Jersey, K-Sea has major operating facilities in New York, Philadelphia, Norfolk, Seattle and Honolulu.

Under the terms of the agreement, the total consideration of the transaction is approximately $600,000,000, before fees, consisting of $335,000,000 for K-Sea’s equity and the refinancing of $265,000,000 of K-Sea debt. K-Sea’s common and preferred unitholders will receive $8.15 per unit in consideration in the

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

form of cash and Company common stock. K-Sea’s common unitholders will have the election to receive for each common unit either $8.15 in cash or $4.075 in cash and 0.0734 of a share of Company common stock. K-Sea’s preferred unitholders will receive for each preferred unit $4.075 in cash and 0.0734 of a share of Company common stock. K-Sea’s general partner will receive $8.15 in cash for each general partner unit and $18,000,000 in cash for its incentive distribution rights. On April 13, 2011, the Federal Trade Commission granted the Company early termination of the Hart-Scott-Rodino waiting period for the acquisition of K-Sea. The transaction is anticipated to close in the 2011 third quarter.

On February 24, 2011, the Company purchased 21 inland and offshore tank barges and 15 inland towboats and offshore tugboats from Enterprise Marine Services LLC (“Enterprise”) for $53,200,000 in cash. Enterprise provided transportation and delivery services for ship bunkers (engine fuel) to cruise ships, container ships and freighters primarily in the Miami, Port Everglades and Cape Canaveral, Florida area, the three largest cruise ship ports in the United States, as well as Tampa, Florida, Mobile, Alabama and Houston, Texas.

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

Pro forma results of the acquisitions completed in the first three months of 2011 have not been presented as the pro forma revenues, earnings before taxes on income, net earnings attributable to Kirby and net earnings per share attributable to Kirby common stockholders would not be materially different from the Company’s actual results.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at March 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$16,462	$—	$16,462

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2010 (in thousands):

	Identical Assets	Identical Assets	Identical Assets	Identical Assets
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$17,576	$—	$17,576

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

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets are adjusted to fair value when there is evidence of impairment. During the three months ended March 31, 2011, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the London Interbank Offered Rate (“LIBOR”) to quarterly fixed rate payments. As of March 31, 2011, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of March 31, 2011, the Company has forward contracts with notional amounts aggregating $13,978,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the second quarter of 2011 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at March 31, 2011 and December 31, 2010 (in thousands):

Liability Derivatives	Balance Sheet Location	March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Other accrued liabilities	$1,363	$798
Foreign currency contracts	Other long-term liabilities	851	569
Interest rate contracts	Other long-term liabilities	14,248	16,209

Total derivatives designated as hedging instruments under ASC 815		$16,462	$17,576

Total liability derivatives		$16,462	$17,576

Fair value amounts were derived as of March 31, 2011 and December 31, 2010 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 3, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months ended March 31, 2011 and 2010 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended March 31,		Three months ended March 31,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$1,961	$(1,332)	$(2,125)	$(2,147)

Foreign exchange contracts	Cost and sales of operating expenses	(860)	(52)	—	22

Total		$1,101	$(1,384)	$(2,125)	$(2,125)

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company anticipates $5,209,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $1,034,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based current spot rates.

(5)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three months ended March 31,
	2011	2010
Compensation cost	$1,960	$4,669
Income tax benefit	$747	$1,797

The Company has two employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock. For both of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to January 25, 2010 are five years and vest ratably over three years. Options granted on or after January 25, 2010 have terms of seven years and vest ratably over three years. At March 31, 2011, 1,225,948 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plans described above for the three months ended March 31, 2011:

	Non-Qualified or	Non-Qualified or
	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2010	434,447	$33.53
Granted	100,569	$46.74
Exercised	(24,536)	$27.60

Outstanding at March 31, 2011	510,480	$36.42

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at March 31, 2011:

	$10,653,000	$10,653,000	$10,653,000	$10,653,000	$10,653,000	$10,653,000	$10,653,000
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$23.98 - $34.40	252,850	4.02	$ 28.15		133,097	$27.15
$35.66 - $36.94	64,858	1.14	$ 35.78		62,191	$35.76
$46.74 - $48.65	192,772	4.46	$ 47.48		92,203	$48.28

$23.98 - $48.65	510,480	3.82	$ 36.42	$10,653,000	287,491	$35.79	$6,182,000

The following is a summary of the restricted stock award activity under the employee plans described above for the three months ended March 31, 2011:

	Restricted Stock	Restricted Stock
	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2010	499,335	$ 31.98
Granted	130,999	$ 44.84
Vested	(161,420)	$ 33.31

Nonvested balance at March 31, 2011	468,914	$ 35.57

The Company has two director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options can be granted under one of the plans. The 2000 Director Plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted to a director when first elected vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At March 31, 2011, 324,766 shares were available for future grants under the 2000 Director Plan. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the stock option activity under the director plans described above for the three months ended March 31, 2011:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2010	356,429	$34.88
Exercised	(13,356)	$10.14

Outstanding at March 31, 2011	343,073	$36.30

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at March 31, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.06 - $17.88	51,814	1.54	$15.12		51,814	$15.12
$20.28 - $29.60	68,433	7.03	$27.15		68,433	$27.15
$35.17 - $36.82	96,036	5.46	$35.81		96,036	$35.81
$41.24 - $55.49	126,790	7.98	$49.03		126,790	$49.03

$10.06 - $55.49	343,073	6.16	$35.84	$7,358,000	343,073	$35.84	$7,358,000

The following is a summary of the restricted stock award activity under the director plan described above for the three months ended March 31, 2011:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2010	525	$41.33
Vested	(525)	$41.33

Nonvested balance at March 31, 2011	—	$—

The total intrinsic value of all stock options exercised under all of the Company’s plans was $998,000 and $353,000 for the three months ended March 31, 2011 and 2010, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $380,000 and $136,000 for the three months ended March 31, 2011 and 2010, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $7,185,000 and $8,308,000 for the three months ended March 31, 2011 and 2010, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $2,737,000 and $3,199,000 for the three months ended March 31, 2011 and 2011, respectively.

As of March 31, 2011, there was $2,649,000 of unrecognized compensation cost related to nonvested stock options and $15,546,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 2.0 years and restricted stock over

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

approximately 3.4 years. The total fair value of options vested was $1,202,000 and $2,461,000 during the three months ended March 31, 2011 and 2010, respectively. The fair value of the restricted stock vested was $7,185,000 and $8,308,000 for the three months ended March 31, 2011 and 2010, respectively.

The weighted average per share fair value of stock options granted during the three months ended March 31, 2011 and 2010 was $16.55 and $12.09, respectively. The fair value of the stock options granted during the three months ended March 31, 2011 and 2010 was $1,664,000 and $1,257,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,
	2011	2010
Dividend yield	None	None
Average risk-free interest rate	2.2%	3.1%
Stock price volatility	33%	33%
Estimated option term	Six years	Six years

(6)	COMPREHENSIVE INCOME

The Company’s total comprehensive income for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three months ended March 31,
	2011	2010
Net earnings	$32,900	$24,911

Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	339	306
Change in fair value of derivative financial instruments	877	(896)

Total other comprehensive income (loss), net of taxes	1,216	(590)

Total comprehensive income, net of taxes	34,116	24,321
Net earnings attributable to noncontrolling interests	(470)	(237)

Comprehensive income attributable to Kirby	$33,646	$24,084

(7)	SEGMENT DATA

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Diesel Engine Services – Overhaul and repair of medium-speed and high-speed diesel engines, reduction gear repair, and sale of related parts and accessories for customers in the marine and power generation industries.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months ended March 31, 2011 and 2010 and total assets as of March 31, 2011 and December 31, 2010 (in thousands):

	Three months ended	Three months ended
	Three months ended March 31,
	2011	2010
Revenues:
Marine transportation	$241,677	$219,562
Diesel engine services	57,682	48,691

	$299,359	$268,253

Segment profit (loss):
Marine transportation	$52,698	$42,309
Diesel engine services	6,606	5,043
Other	(6,443)	(6,995)

	$52,861	$40,357

	March 31, 2011	December 31, 2010
Total assets:
Marine transportation	$1,460,433	$1,383,252
Diesel engine services	183,222	185,824
Other	200,437	225,861

	$1,844,092	$1,794,937

The following table presents the details of “Other” segment loss for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended	Three months ended
	Three months ended March 31,
	2011	2010
General corporate expenses	$(3,595)	$(4,295)
Loss on disposition of assets	(66)	(44)
Interest expense	(2,833)	(2,668)
Other income	51	12

	$(6,443)	$(6,995)

The following table presents the details of “Other” total assets as of March 31, 2011 and December 31, 2010 (in thousands):

	Three months ended	Three months ended
	March 31, 2011	December 31, 2010
General corporate assets	$197,015	$222,525
Investment in affiliates	3,422	3,336

	$200,437	$225,861

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(8)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three months ended March 31,
	2011	2010
Earnings before taxes on income – United States	$52,861	$40,357

Provision for taxes on income:
Federal:
Current	$4,003	$11,444
Deferred	13,810	2,237
State and local	2,148	1,765

	$19,961	$15,446

(9)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	Three months ended March 31,
	2011	2010
Net earnings attributable to Kirby	$32,430	$24,674
Undistributed earnings allocated to restricted shares	(286)	(253)

Income available to Kirby common stockholders – basic	32,144	24,421
Undistributed earnings allocated to restricted shares	286	253
Undistributed earnings reallocated to restricted shares	(285)	(252)

Income available to Kirby common stockholders – diluted	$32,145	$24,422

Shares outstanding:
Weighted average common stock issued and outstanding	53,640	53,957
Weighted average unvested restricted stock	(473)	(552)

Weighted average common stock outstanding – basic	53,167	53,405
Dilutive effect of stock options	201	122

Weighted average common stock outstanding – diluted	53,368	53,527

Net earnings per share attributable to Kirby common stockholders:
Basic	$.60	$.46

Diluted	$.60	$.46

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Certain outstanding options to purchase approximately 101,000 and 340,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2011 and 2010, respectively, as such stock options would have been antidilutive.

(10)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company does not expect to make a contribution to its pension plan prior to December 31, 2011 to fund its 2011 pension plan obligations. As of March 31, 2011, no 2011 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended March 31,		Three months ended March 31,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$1,825	$1,715	$—	$—
Interest cost	2,417	2,227	20	21
Expected return on plan assets	(2,821)	(2,332)	—	—
Amortization:
Actuarial loss	694	581	2	1
Prior service credit	(10)	(22)	—	—

Net periodic benefit cost	$2,105	$2,169	$22	$22

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three months ended March 31,
	2011	2010
Components of net periodic benefit cost:
Service cost	$—	$64
Interest cost	36	84
Amortization:
Actuarial gain	(143)	(73)
Prior service cost	10	10

Net periodic benefit cost	$(97)	$85

(11)	CONTINGENCIES

In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Palmer Barge Line Superfund Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study and, subsequently, a limited remediation was performed and is now complete. During the 2007 third quarter, five new PRPs entered into an agreement with the EPA related to the Palmer site. In July 2008, the EPA sent a letter to approximately 30 PRPs for the Palmer site, including the Company, indicating that it intends to pursue recovery of $2,949,000 of costs it incurred in relation to the site. The Company and the other PRPs continue to discuss suggested pro rata allocations of all PRPs with the EPA and the U.S. Department of Justice (“DOJ”) in order to resolve the EPA’s past cost claim.

In 2000, the Company and approximately 50 other companies were notified that they are PRPs under the CERCLA with respect to a Superfund site, the State Marine of Port Arthur Superfund Site (“State Marine”), located in Port Arthur, Texas. In the past, State Marine had performed tank barge cleaning and services for various subsidiaries of the Company. In March 2010, the DOJ and EPA issued a letter to seven PRPs, which include the former owners/operator of the site and others, including the Company, indicating their intent to pursue reimbursement of its past costs of approximately $2,977,000 in connection with clean-up activities in relation to the site. The Company and the other PRPs have requested documentation concerning the site activities related to all PRPs in order to determine appropriate allocation of past costs relative to activities at the site to develop suggested pro rata sharing to resolve the EPA’s past cost claim.

With respect to the above sites, the Company has recorded reserves for its estimated potential liability for its portion of the EPA’s past costs claim based on information developed to date including various factors such as the Company’s liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $9,972,000 at March 31, 2011, including $7,490,000 in letters of credit and debt guarantees, and $2,482,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

(12)	SUBSEQUENT EVENT

On April 15, 2011, the Company completed the purchase of United, a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and transportation industries, and manufacturer of oilfield service equipment. The base purchase price was $270,000,000 in cash (before post-closing adjustments), plus a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. United, headquartered in Oklahoma City, Oklahoma with 21 locations across 13 states, distributes and services equipment and parts for Allison Transmission, MTU Detroit Diesel Engines, Daimler Trucks NA, and other diesel and natural gas engines. United also manufactures oilfield service equipment, including hydraulic fracturing equipment. United’s principal customers are oilfield service companies, oil and gas operators and producers, compression service companies and transportation companies.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Item  1A.   Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as the following risk factor:

The Company’s diesel engine services segment could be adversely impacted by future legislation or additional regulation of hydraulic fracturing practices. The Company, through its United subsidiary, is a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and transportation industries, and a manufacturer of oilfield service equipment, including hydraulic fracturing equipment. The EPA is studying hydraulic fracturing practices, and legislation may be introduced in the Congress that would authorize the EPA to impose additional regulations on hydraulic fracturing. In addition, a number of states are evaluating the adoption of legislation or regulations governing hydraulic fracturing. Such federal or state legislation and/or regulations could materially impact our customers’ operations and greatly reduce or eliminate demand for the Company’s hydraulic fracturing equipment and related products. We are unable to predict whether the future legislation or any other regulations will ultimately be enacted, and if so, the impact on the Company’s diesel engine services segment.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, fog and ice, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s annual report on Form 10-K for the year ended December 31, 2010. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the first quarter of 2011 and 2010 were 53,368,000 and 53,527,000, respectively. The decrease in the weighted average number of common shares for the 2011 first quarter compared with the 2010 first quarter primarily reflected the common stock repurchases in the 2010 second, third and fourth quarters, partially offset by the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 829 active tank barges, including 45 leased barges, and 16.1 million barrels of capacity as of March 31, 2011. The Company operated an average of 230 inland towing vessels during the 2011 first quarter of which an average of 48 was chartered. The Company uses the United States inland waterway system to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines used in marine and power generation applications.

For the 2011 first quarter, net earnings attributable to Kirby were $32,430,000, or $.60 per share, on revenues of $299,359,000, compared with 2010 first quarter net earnings attributable to Kirby of $24,674,000, or $.46 per share, on revenues of $268,253,000.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation

For the 2011 first quarter, 81% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include raw materials for many of the end products used widely by businesses and consumers – plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company’s business tends to mirror the general performance of the United States economy and volumes produced by the Company’s customer base.

The Company’s marine transportation segment’s revenue for the 2011 first quarter increased 10% and operating income increased 25% compared with the 2010 first quarter revenues and operating income. The higher marine transportation revenues reflected an improvement in tank barge demand and equipment utilization due to continued strong production volumes from United States petrochemical customers, for both domestic and foreign destinations, and from black oil products customers due to the continued exportation of heavy fuel oil and refinery maintenance activity. Diesel fuel prices for the 2011 first quarter increased 24% compared with the 2010 first quarter, thereby positively impacting marine transportation revenues as fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts.

During the 2011 first quarter, approximately 75% of the marine transportation revenues were under term contracts and 25% were spot contract revenues. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 56% of the revenues under term contracts during the 2011 first quarter compared with 49% during the 2010 first quarter. Term contract rates renewed in the 2011 first quarter increased an average of 2% to 4% compared with term contract rate renewals in the first quarter of 2010. Spot contract rates, which include the cost of fuel, increased an average of 5% to 7% compared with the 2010 fourth quarter. Effective January 1, 2011, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts by 1% to 2%, excluding fuel.

The marine transportation operating margin for the 2011 first quarter was 21.8% compared with 19.3% for the 2010 first quarter, reflecting the improved petrochemical and black oil products demand and equipment utilization levels, modestly higher term contract and spot contract pricing, and the positive impact of cost reduction initiatives. These were partially offset by the cost impact of rising diesel fuel prices and increased delay days from more difficult winter weather operating conditions and lock delays.

Diesel Engine Services

For the 2011 first quarter, 19% of the Company’s revenue was generated by the diesel engine services segment, of which 62% was generated through service and 38% from direct parts sales. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation industries it serves.

The Company’s diesel engine services segment’s 2011 first quarter revenue increased 18% and operating income increased 31% when compared with the first quarter of 2010. The increase in revenues and operating income reflected a stronger medium-speed power generation market with engine-generator set upgrade projects and higher parts and engine sales, and stronger maintenance cycles for Midwest and West Coast medium-speed marine customers. These increases were offset by continued weak service levels and direct parts sales for both the medium-speed and high-speed Gulf Coast oil services markets.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The diesel engine services segment’s operating margin for the 2011 first quarter was 11.5% compared with 10.4% for the first quarter of 2010, reflecting overall higher service and direct parts sales and resulting higher labor utilization.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2011 first quarter, with net cash provided by operating activities of $63,756,000 compared with net cash provided by operating activities for the 2010 first quarter of $56,591,000. The 13% increase was primarily from higher net earnings attributable to Kirby during the 2011 first quarter and a higher deferred tax provision in 2011 versus 2010. In addition, during the 2011 and 2010 first quarters, the Company generated cash of $135,000 and $297,000, respectively, from the exercise of stock options and $1,759,000 and $1,897,000, respectively, from proceeds from the disposition of assets. For the 2011 first quarter, cash generated and cash and cash equivalents were used for capital expenditures of $31,114,000, including $12,733,000 for new tank barge and towboat construction and $18,381,000 primarily for upgrading the existing marine transportation fleet, $53,200,000 for the purchase of 21 inland and offshore tank barges, with approximately 400,000 barrels of capacity, and 15 inland towboats and offshore tugboats from Enterprise, $4,050,000 for a 51% interest in Kinder Morgan’s shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel and $1,250,000 for the purchase of a towboat from Kinder Morgan. The Company’s debt-to-capitalization ratio decreased to 14.3% at March 31, 2011 from 14.7% at December 31, 2010, primarily due to the increase in total equity from net earnings attributable to Kirby for the 2011 first quarter of $32,430,000, exercise of stock options and the amortization of unearned equity compensation. As of March 31, 2011, the Company had no outstanding balance under its $250,000,000 revolving credit facility and had $172,093,000 of cash and cash equivalents.

The Company projects that capital expenditures for 2011 will be in the $220,000,000 to $230,000,000 range, including approximately $100,000,000 for the construction of 40 inland tank barges and three 1800 horsepower inland towboats, and approximately $36,000,000 in progress payments on the construction of a new offshore integrated dry-bulk barge and tugboat unit with an estimated total cost of $50,000,000. The remaining payments on the new offshore integrated dry-bulk barge and tug unit will be made in 2012. During the 2011 first quarter, the Company took delivery of five new inland tank barges and three chartered tank barges with a total capacity of approximately 175,000 barrels. During the 2011 first quarter, the Company also retired 23 inland tank barges, reducing its capacity by approximately 400,000 barrels.

Outlook

Petrochemical and black oil products tank barge utilization levels continued to improve during the 2011 first quarter, reaching the highest utilization levels, in the low 90% range, since the third quarter of 2008. While the United States economy continues to remain sluggish, with consistently high unemployment levels and negative consumer confidence, the United States petrochemical industry has seen a steady improvement in production for both domestic consumption and exports. Lower priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production improved as the 2010 year progressed and has continued to improve during the 2011 first quarter, thereby producing increased marine transportation volumes for basic petrochemicals to both domestic consumers and terminals for export destinations. The black oil products market also continued to improve during the 2011 first quarter, primarily due to exportation of heavy fuel oil and refinery maintenance.

The United States petrochemical industry is globally competitive based on a number of factors including a highly integrated and efficient transportation system of pipelines, rails, trucks and tank barges, a largely depreciated yet well maintained and operated asset base, and a low cost feedstock slate, which includes natural gas. Certain United States producers have announced plans for plant capacity expansions and the reopening of idled petrochemical facilities. The current production volumes from the Company’s petrochemical customers has resulted in Company’s tank barge utilization levels in the low 90% range and any increased production from current facilities, plant expansions or the reopening of idled facilities should drive feedstock and production volumes higher, in turn leading to higher tank barge utilization levels.

During 2009 and 2010, the marine transportation segment was negatively impacted by excess industry tank barge capacity. At the end of 2010, the Company estimated there were approximately 3,100 tank barges in the industry fleet, of which approximately 500 were over 35 years old and approximately 250 of those over 40 years old. Given the age profile of the industry fleet, we expect older tank barges will continue to be removed from service and replaced by new barges that will enter the fleet. The Company estimates that 150 tank barges will be constructed during 2011 and a similar number retired.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

In the diesel engine services segment, the Gulf Coast oil services markets remained depressed during the 2011 first quarter. However, with Gulf of Mexico drilling permits beginning to be issued, this market should see a slow improvement as 2011 progresses.

Acquisitions

On April 15, 2011, the Company purchased United, a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and transportation industries, and manufacturer of oilfield service equipment. The base purchase price was $270,000,000 in cash, before post-closing adjustments. In addition, there is a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. United, headquartered in Oklahoma City, Oklahoma with 21 locations across 13 states, distributes and services equipment and parts for Allison Transmission, MTU Detroit Diesel Engines, Daimler Trucks NA, and other diesel and natural gas engines. United also manufactures oilfield service equipment, including hydraulic fracturing equipment. United’s principal customers are oilfield service companies, oil and gas operators and producers, compression service companies and transportation companies. Financing of the acquisition was through the Company’s operating cash flows and borrowings under the Company’s revolving credit facility.

On March 13, 2011, the Company signed an agreement to acquire K-Sea, an operator of tank barges and tugboats participating in the coastwise transportation primarily of refined petroleum products in the United States. The total consideration of the transaction is approximately $600,000,000, before fees. The consideration will consist of cash, Company common stock and the refinancing of K-Sea’s debt. K-Sea’s fleet, consisting of 58 tank barges with a capacity of 3.8 million barrels and 63 tugboats, operates along the East Coast, West Coast and Gulf Coast of the United States, as well as in Alaska and Hawaii. K-Sea’s tank barge fleet, 54 of which are double hulled, has an average age of approximately nine years and is one of the youngest fleets in the coastwise trade. K-Sea’s customers include major oil companies and refiners, many of which are current customers of the Company. Under the terms of the agreement, the total consideration of the transaction is approximately $600,000,000, before fees, consisting of $335,000,000 for K-Sea’s equity and the refinancing of $265,000,000 of K-Sea debt. K-Sea’s common and preferred unitholders will receive $8.15 per unit in consideration in the form of cash and Company common stock. K-Sea’s common unitholders will have the election to receive for each common unit either $8.15 in cash or $4.075 in cash and 0.0734 of a share of Company common stock. K-Sea’s preferred unitholders will receive for each preferred unit $4.075 in cash and 0.0734 of a share of Company common stock. K-Sea’s general partner will receive $8.15 in cash for each general partner unit and $18,000,000 in cash for incentive distribution rights. On April 13, 2011, the Federal Trade Commission granted the Company early termination of the Hart-Scott-Rodino waiting period for the acquisition of K-Sea. The transaction is anticipated to close in the 2011 third quarter. The acquisition will be financed through borrowings under the Company’s revolving credit facility and a new $540,000,000 five-year senior unsecured term loan.

On February 24, 2011, the Company purchased 21 inland and offshore tank barges and 15 inland towboats and offshore tugboats from Enterprise for $53,200,000 in cash. Enterprise provided transportation and delivery services for ship bunkers (engine fuel) to cruise ships, container ships and freighters primarily in the Miami, Port Everglades and Cape Canaveral, Florida area, the three largest cruise ship ports in the United States, as well as Tampa, Florida, Mobile, Alabama and Houston, Texas. Financing of the acquisition was through the Company’s operating cash flows.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Results of Operations

The Company reported first quarter 2011 net earnings attributable to Kirby of $32,430,000, or $.60 per share, on revenues of $299,359,000, compared with 2010 first quarter net earnings attributable to Kirby of $24,674,000, or $.46 per share, on revenues of $268,253,000.

Marine transportation revenues for the 2011 first quarter were $241,677,000, or 81% of total revenues, compared with $219,562,000, or 82% of total revenues, for the 2010 first quarter. Diesel engine services revenues for the 2011 first quarter were $57,682,000, or 19% of total revenues, compared with $48,691,000, or 18% of total revenues, for the 2010 first quarter.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of March 31, 2011, the Company operated 829 active inland tank barges, with a total capacity of 16.1 million barrels, compared with 861 active inland tank barges at March 31, 2010, with a total capacity of 16.6 million barrels. The Company operated an average of 230 active inland towing vessels during the 2011 first quarter compared with 224 during the first quarter of 2010. The Company owns and operates four offshore dry-bulk barge and tug units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2011 compared with the three months ended March 31, 2010 (dollars in thousands):

	Three months ended March 31,
	2011	2010	% Change
Marine transportation revenues	$241,677	$219,562	10%

Costs and expenses:
Costs of sales and operating expenses	142,626	129,814	10
Selling, general and administrative	19,509	22,482	(13)
Taxes, other than on income	3,270	3,209	2
Depreciation and amortization	23,574	21,748	8

	188,979	177,253	7

Operating income	$52,698	$42,309	25%

Operating margins	21.8%	19.3%

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first quarter of 2011, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2011 First Qtr. Revenue Distribution	Products Moved	Drivers
Petrochemicals	66%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70% Consumer durables – 30%

Black Oil Products	20%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	9%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	5%	Anhydrous Ammonia, Nitrogen- Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2011 first quarter increased 10% when compared with the 2010 first quarter, reflecting an improvement in tank barge demand and equipment utilization in the Company’s petrochemical and black oil markets, due primarily to the continued improvement in production volumes from United States petrochemical plants and the exportation of diesel fuel and black oil products produced at United States refineries. In addition, average diesel fuel prices for the 2011 first quarter increased 24% compared with the 2010 first quarter, thereby positively impacting marine transportation revenues since fuel price increases are covered by fuel escalation and de-escalation clauses in the Company’s term contracts.

The petrochemical market, the Company’s largest market, contributed 66% of the marine transportation revenue for the 2011 first quarter. During the 2011 first quarter, petrochemical transportation demand reflected a continued improvement in business levels. Lower priced natural gas, a basic feedstock for the United States petrochemical industry, provided the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production continued to improve in the 2011 first quarter, thereby producing increased marine transportation volumes for basic petrochemicals for both domestic consumers and terminals for export destinations. The black oil products market, which contributed 20% of 2011 first quarter revenue, also saw demand improve, driven by the continued exportation of heavy fuel oil and refinery maintenance activity. As a result, the Company’s petrochemical and black oil products fleets achieved tank barge utilization levels in the low 90% range. The refined petroleum products market, which contributed 9% of 2011 first quarter marine transportation revenues, reflected continued lower demand for movements of products, consistent with prevailing conditions in the United States economy, partially offset by an improvement of river ethanol

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

volumes. The agricultural chemical market, which contributed 5% of 2011 first quarter marine transportation revenue, reflected an early Midwest spring fill. In addition, diesel fuel prices for the 2011 first quarter increased 24% compared with the 2010 first quarter, thereby positively impacting marine transportation revenues since fuel price increases are covered by fuel escalation and de-escalation clauses in the Company’s term contracts.

For the first quarter of 2011, the marine transportation segment incurred 1,981 delay days, 9% more than the 2010 first quarter delay days of 1,822. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions and other navigational factors. The 2011 first quarter delay days reflected more severe winter weather conditions, including ice, fog and high water conditions during portions of the quarter, compared with the 2010 first quarter that experienced more normal weather conditions and water levels. The higher 2011 first quarter delay days led to increased operating expenses compared with the 2010 first quarter.

During the 2011 and 2010 first quarters, approximately 75% of marine transportation revenues were under term contracts and 25% were spot contract revenues. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 56% of the revenues under term contracts during the 2011 first quarter compared with 49% in the 2010 first quarter. The 75% term contract and 25% spot contract mix provides the Company with a predictable revenue stream.

Term contract rates renewed in the 2011 first quarter increased an average of 2% to 4% compared with term contract rate renewals in the first quarter of 2010. Spot contract rates, which include the cost of fuel, increased an average of 5% to 7% compared with the 2010 fourth quarter. Effective January 1, 2011, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts by 1% to 2%, excluding fuel.

Marine Transportation Costs and Expenses

Costs and expenses for the 2011 first quarter increased 7% compared with the 2010 first quarter, primarily reflecting higher costs and expenses associated with increased marine transportation demand and higher diesel fuel costs. In addition, unfavorable winter weather and operating conditions during the 2011 first quarter compared with the 2010 first quarter increased operating expenses.

Costs of sales and operating expenses for the 2011 first quarter increased 10% compared with the first quarter of 2010, reflecting higher expenses associated with the increased demand, higher diesel fuel costs as noted below, partially offset by the positive impact of cost saving initiatives.

The marine transportation segment operated an average of 230 towboats during the 2011 first quarter, of which an average of 48 were chartered, compared with 224 during the 2010 first quarter, of which an average of 60 were chartered. The 2011 first quarter includes the 16 towboats and tugboats purchased in the Enterprise and Kinder Morgan acquisitions. The increase in the number of towboats operated were a reflection of the higher tank barge utilization levels in the petrochemical and black oil products markets during the 2011 first quarter. As demand increases or decreases, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2011 first quarter, the Company consumed 11.0 million gallons of diesel fuel compared to 10.5 million gallons consumed during the 2010 first quarter. The average price per gallon of diesel fuel consumed during the 2011 first quarter was $2.65, an increase of 24% compared with $2.14 per gallon for

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

the first quarter of 2010. The higher gallons consumed during the 2011 first quarter reflected the increased demand in both the segment’s upriver markets and Gulf Intracoastal Waterway markets. Fuel escalation and de-escalation clauses are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2011 first quarter decreased 13% compared with the 2010 first quarter as the 2010 first quarter included a retirement and shore staff reduction charge of $2,724,000.

Taxes, other than on income, increased 2% for the 2011 first quarter compared with the first quarter of 2010, primarily the reflection of higher property taxes.

Depreciation and amortization for the 2011 first quarter increased 8% compared with the 2010 first quarter. The increase was primarily attributable to increased capital expenditures, including new tank barges and towboats, and the acquisition in February 2011 of 21 inland and offshore tank barges and 15 inland towboats and offshore tugboats from Enterprise.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2011 first quarter increased 25% compared with the 2010 first quarter. The operating margin was 21.8% for the 2011 first quarter compared with 19.3% for the 2010 first quarter. Both the higher operating income and higher operating margin were a reflection of higher tank barge utilization in the petrochemical and black oil products markets during the 2011 first quarter, modestly higher term contract and spot contract rates negotiated during the 2011 first quarter, and effective January 1, 2011, escalators for labor and the producer price index on a number of multi-year contracts increased rates on those contacts by 1% to 2%, excluding fuel.

Diesel Engine Services

The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines and reduction gears, and maintains facilities to rebuild component parts or entire medium-speed and high-speed diesel engines, and entire reduction gears. The Company services the marine and power generation markets.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2011 compared with the three months ended March 31, 2010 (dollars in thousands):

	Three months ended March 31,
	2011	2010	% Change
Diesel engine services revenues	$57,682	$48,691	18%

Costs and expenses:
Costs of sales and operating expenses	42,873	35,138	22
Selling, general and administrative	7,063	7,159	(1)
Taxes, other than on income	219	292	(25)
Depreciation and amortization	921	1,059	(13)

	51,076	43,648	17

Operating income	$6,606	$5,043	31%

Operating margins	11.5%	10.4%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company, the revenue distribution for the first quarter of 2011 and the customers for each market:

Markets Serviced	2011 First Qtr. Revenue Distribution	Customers
Marine	64%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers
Power Generation	27%	Standby Power Generation, Pumping Stations
Railroad	9%	Passenger (Transit Systems), Class II, Shortline, Industrial

Diesel engine services revenues for the 2011 first quarter increased 18% compared with the first quarter of 2010, reflecting increased engine-generator set upgrades and higher parts and engine sales for medium-speed power generation customers. The segment’s benefited from a high level of maintenance cycles for Midwest and West Coast medium-speed marine customers. These increases were partially offset by continued weak service levels and direct parts sales for both medium-speed and high-speed Gulf Coast oil services markets as customers continued to defer major maintenance on their idled equipment.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2011 first quarter increased 17% compared with the 2010 first quarter. The 17% increase in costs of sales and operating expenses quarter over quarter reflected the higher service and direct parts sales activity noted above.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2011 first quarter increased 31% compared with the 2010 first quarter and the operating margin for the 2011 first quarter was 11.5% compared with 10.4% for the 2010 first quarter. The 2011 first quarter operating income and operating margin reflected the continued strong medium-speed power generation market and high level of maintenance cycles of marine customers, partially offset by the continued weak medium-speed and high-speed Gulf Coast oil services markets.

General Corporate Expenses

General corporate expenses for the 2011 first quarter were $3,595,000 compared with $4,295,000 for the first quarter of 2010. The 2011 first quarter included legal and professional fees and other costs associated with the acquisitions. The 2010 first quarter included a retirements and staff reductions charge of $1,088,000.

Loss on Disposition of Assets

The Company reported a net loss on disposition of assets of $66,000 for the 2011 first quarter compared with $44,000 for the 2010 first quarter. The net losses were predominantly from the sale of retired marine equipment.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months ended March 31, 2011 compared with the three months ended March 31, 2010 (dollars in thousands):

	Three months ended March 31,
	2011	2010	% Change
Other income	$51	$12	325%
Noncontrolling interests	$(470)	$(237)	98%
Interest expense	$(2,833)	$(2,668)	6%

Interest Expense

Interest expense for the 2011 first quarter increased 6% compared with the first quarter of 2010, primarily the result of higher average interest rates. The average debt and average interest rate for the 2011 and 2010 first quarters, including the effect of interest rate swaps, were $200,127,000 and 5.7%, compared with $200,227,000 and 5.4%, respectively.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of March 31, 2011 were $1,844,092,000 compared with $1,794,937,000 as of December 31, 2010. The following table sets forth the significant components of the balance sheet as of March 31, 2011 compared with December 31, 2010 (dollars in thousands):

	March 31, 2011	December 31, 2010	% Change
Assets:
Current assets	$408,780	$425,915	(4)%
Property and equipment, net	1,176,746	1,118,161	5
Goodwill, net	237,137	228,873	4
Other assets	21,429	21,988	(3)

	$1,844,092	$1,794,937	3%

Liabilities and stockholders’ equity:
Current liabilities	$157,642	$160,259	(2)%
Long-term debt – less current portion	200,004	200,006	—
Deferred income taxes	246,086	231,775	6
Other long-term liabilities	42,646	43,758	(3)
Total equity	1,197,714	1,159,139	3

	$1,844,092	$1,794,937	3%

Current assets as of March 31, 2011 decreased 4% compared with December 31, 2010, primarily reflecting a 12% decrease in cash and cash equivalents, the result of the purchase on February 24, 2011 of tank barges and towboats from Enterprise for $53,200,000 in cash, more fully described under Acquisitions above. Trade accounts receivable increased 5%, a reflection of higher 2011 first quarter marine transportation and diesel engine services revenues when compared with the 2010 fourth quarter, partially associated with the pass through to marine transportation customers of higher diesel fuel costs as fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts. Other accounts receivable decreased 16% as the federal income tax receivable decreased by $3,326,000 to $7,812,000 at March 31, 2011. Finished goods inventory decreased 8% as increased inventory purchases in the 2010 fourth quarter were utilized in 2011 first quarter service projects. Prepaid expenses and other current assets increased 32%, primarily due to an increase in prepaid fuel due to higher fuel prices in the 2011 first quarter compared with the 2010 fourth quarter.

Property and equipment, net of accumulated depreciation, at March 31, 2011 increased 5% compared with December 31, 2010. The increase reflected $31,114,000 of capital expenditures for the 2011 first quarter, more fully described under Capital Expenditures below, the fair value of the property and equipment acquired in the Enterprise and Kinder Morgan acquisitions of $53,246,000 and the purchase of a towboat from Kinder Morgan for $1,250,000, less $24,829,000 of depreciation expense for the first three months of 2011 and $2,196,000 of property disposals during the 2011 first quarter.

Goodwill, net as of March 31, 2011 increased 4% compared with December 31, 2010, reflecting the goodwill recorded in the Enterprise and Kinder Morgan acquisitions.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Current liabilities as of March 31, 2011 decreased 2% compared with December 31, 2010. Accounts payable increased 15%, a reflection of increased marine transportation and diesel engine services business activity levels during the 2011 first quarter and higher shipyard accruals. Accrued liabilities decreased 18%, primarily from the payment during the 2011 first quarter of employee incentive compensation bonuses accrued during 2010.

Long-term debt, less current portion, as of March 31, 2011 was in line with December 31, 2010 as the Company had no outstanding balance under its $250,000,000 revolving credit facility during the first three months of 2011.

Deferred income taxes as of March 31, 2011 increased 6% compared with December 31, 2010. The increase was primarily due to the 2011 first quarter deferred tax provision of $13,810,000. The deferred tax provision was primarily due to bonus tax depreciation on qualifying expenditures due to the Tax Relief Act that provides 100% bonus tax depreciation for capital investments placed in service after September 8, 2010 through December 31, 2011.

Total equity as of March 31, 2011 increased 3% compared with December 31, 2010. The increase was the result of $32,430,000 of net earnings attributable to Kirby for the first three months of 2011, a $1,788,000 decrease in treasury stock, a $1,216,000 increase in accumulated OCI and a $4,051,000 increase in noncontrolling interests. The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock. The increase in accumulated OCI primarily resulted from the net change in fair value of interest rate swap agreements, net of taxes, more fully described under Fair Value of Derivative Instruments below and the decrease in unrecognized losses related to the Company’s defined benefit plans. The increase in noncontrolling interests reflected the purchase in February 2011 of a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel from Kinder Morgan.

Long-Term Financing

The Company has a $250,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. The unsecured Revolving Credit Facility has a variable interest rate based on the LIBOR or an Alternate Base Rate, meaning the highest of the administrative agent’s prime rate, the Federal Funds Rate plus 0.5% and one month LIBOR plus 1.0%. The variable interest rate spread varies with the Company’s senior debt rating. The variable interest rate spread is currently 2.0% over LIBOR for LIBOR loans and 1.0% over the Alternate Base Rate for Alternate Base Rate loans. The commitment fee is currently 0.30%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of March 31, 2011, the Company was in compliance with all Revolving Credit Facility covenants and had no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $11,000 as of March 31, 2011.

The Company has $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. As of March 31, 2011, $200,000,000 was outstanding under the Senior Notes and the average interest rate was 0.8%. The Company was in compliance with all Senior Notes covenants as of March 31, 2011.

The Company has a $5,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit with a maturity date of June 30, 2011. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of March 31, 2011. Outstanding letters of credit under the Credit Line were $4,197,000 as of March 31, 2011.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the LIBOR to quarterly fixed rate payments. As of March 31, 2011, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

suppliers or foreign currency receipts from foreign customers, generally are forward contracts or purchased call options and are entered into with large multinational banks.

As of March 31, 2011, the Company has forward contracts with notional amounts aggregating $13,978,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the second quarter of 2011 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at March 31, 2011 and December 31, 2010 (in thousands):

Liability Derivatives	Balance Sheet Location	March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Other accrued liabilities	$1,363	$798
Foreign currency contracts	Other long-term liabilities	851	569
Interest rate contracts	Other long-term liabilities	14,248	16,209

Total derivatives designated as hedging instruments under ASC 815		$16,462	$17,576

Total liability derivatives		$16,462	$17,576

Fair value amounts were derived as of March 31, 2011 and December 31, 2010 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 3, Fair Value Measurements.

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

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months ended March 31, 2011 and 2010 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended March 31,		Three months ended March 31,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$1,961	$(1,332)	$(2,125)	$(2,147)
Foreign exchange contracts	Cost of sales and operating expenses	(860)	(52)	—	22

Total		$1,101	$(1,384)	$(2,125)	$(2,125)

The Company anticipates $5,209,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $1,034,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

Capital Expenditures

Capital expenditures for the 2011 first quarter were $31,114,000, of which $12,733,000 was for construction of new tank barges and towboats, and $18,381,000 was primarily for upgrading of the existing marine transportation fleet. Capital expenditures for the 2010 first quarter were $34,423,000, of which $21,089,000 was for construction of new tank barges and towboats, and $13,334,000 was primarily for upgrading of the existing marine transportation fleet. Financing of the construction of the new tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2011 first quarter, the Company took delivery of five new barges with a total capacity of 145,000 barrels. For 2011, the Company projects that capital expenditures will be in the $220,000,000 to $230,000,000 range, including approximately $100,000,000 for the construction of 40 new inland tank barges and three new 1800 horsepower towboats, and approximately $36,000,000 in progress payments on the construction of a new offshore integrated dry-bulk barge and tugboat unit with an estimated total cost of $50,000,000. The remaining payments on the new offshore integrated dry-bulk barge and tug unit will be made in 2012.

Funding for future capital expenditures, new barge and towboat construction, and offshore barge and tugboat construction is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2011 first quarter. As of May 3, 2011, the Company had 1,685,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $63,756,000 during the three months ended March 31, 2011 compared with $56,591,000 generated during the three months ended March 31, 2010. The 2011 first quarter experienced a net decrease in cash flows from changes in operating assets and liabilities of $10,087,000 compared with a net increase in the 2010 first quarter of $1,449,000, primarily due to differences in incentive compensation payments in 2011 versus 2010, a smaller federal current income tax accrual in 2011 versus 2010 due to 100% bonus tax depreciation in 2011 and a larger increase in prepaid expenses in 2011 versus 2010 due to the increase in fuel prices during the 2011 first quarter.

Funds generated are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of May 3, 2011, $139,994,000 under its Revolving Credit Facility and $803,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $250,000,000 and expires November 9, 2015. As of March 31, 2011, the Company had $249,989,000 available under the Revolving Credit Facility. The Revolving Credit Facility also allows for an increase in the commitments from the banks from the current $250,000,000 level up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. Based on current economic conditions and credit market volatility, there is no guarantee that the participating banks would elect to increase the commitment, and if they did, the terms may be less favorable than the current Revolving Credit Facility. The Senior Notes do not mature until February 2013 and require no prepayments. While the Company has no current plans to access the private placement bond market, should the Company decide to do so in the near term, the terms, size and cost of a new debt issue could be less favorable.

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

There are numerous factors that may negatively impact the Company’s cash flow in 2011. For a list of significant risks and uncertainties that could impact cash flows, see Note 12, Contingencies and Commitments in the financial statements, and Item 1A — Risk Factors, in the Company’s annual report on

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Form 10-K for the year ended December 31, 2010 and Item 1A of this quarterly report. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt, in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $9,972,000 at March 31, 2011, including $7,490,000 in letters of credit and debt guarantees, and $2,482,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate collar and swap agreements. The interest rate collar and swap agreements are designated as cash flow hedges,

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

therefore, the changes in fair value, to the extent the collar and swap agreements are effective, are recognized in other OCI until the hedged interest expense is recognized in earnings. The swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the LIBOR to quarterly fixed rate payments. As of March 31, 2011, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of March 31, 2011, the Company has forward contracts with notional amounts aggregating $13,978,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the second quarter of 2011 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at March 31, 2011 and December 31, 2010 (in thousands):

Liability Derivatives	Balance Sheet Location	March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Other accrued liabilities	$1,363	$798
Foreign currency contracts	Other long-term liabilities	851	569
Interest rate contracts	Other long-term liabilities	14,248	16,209

Total derivatives designated as hedging instruments under ASC 815		$16,462	$17,576

Total liability derivatives		$16,462	$17,576

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Fair value amounts were derived as of March 31, 2011 and December 31, 2010 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 3, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months ended March 31, 2011 and 2010 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended March 31,		Three months ended March 31,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$1,961	$(1,332)	$(2,125)	$(2,147)
Foreign exchange contracts	Cost of sales and operating expenses	(860)	(52)	—	22

Total		$1,101	$(1,384)	$(2,125)	$(2,125)

The Company anticipates $5,209,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $1,034,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2011, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION (Registrant)

By:	/s/ DAVID W. GRZEBINSKI
David W. Grzebinski
Executive Vice President and
Chief Financial Officer

Dated:  May 5, 2011