Form 10-Q
period 2011-06-30
KIRBY CORP
filed 2011-08-08
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on August 2, 2011 was 55,648,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS

	June 30, 2011	December 31, 2010
	($ in thousands)
Current assets:
Cash and cash equivalents	$7,332	$195,600
Accounts receivable:
Trade – less allowance for doubtful accounts	255,028	146,359
Other	12,009	21,612
Inventories – net	116,871	38,821
Prepaid expenses and other current assets	22,687	17,105
Deferred income taxes	8,778	6,418

Total current assets	422,705	425,915

Property and equipment	2,016,032	1,862,311
Less accumulated depreciation	(781,707)	(744,150)

Property and equipment - net	1,234,325	1,118,161

Goodwill – net	369,327	228,873
Other assets	95,364	21,988

Total assets	$2,121,721	$1,794,937

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2011	December 31, 2010
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$71	$128
Income taxes payable	6,486	3,065
Accounts payable	123,778	71,354
Accrued liabilities	71,633	74,079
Deferred revenues	37,175	11,633

Total current liabilities	239,143	160,259

Long-term debt – less current portion	319,703	200,006
Deferred income taxes	258,923	231,775
Other long-term liabilities	61,111	43,758

Total long-term liabilities	639,737	475,539

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 57,337,000 shares	5,734	5,734
Additional paid-in capital	238,238	237,014
Accumulated other comprehensive income – net	(31,917)	(33,642)
Retained earnings	1,120,737	1,046,615
Treasury stock – at cost, 3,645,000 at June 30, 2011 and 3,780,000 at December 31, 2010	(97,179)	(99,622)

Total Kirby stockholders’ equity	1,235,613	1,156,099
Noncontrolling interests	7,228	3,040

Total equity	1,242,841	1,159,139

Total liabilities and equity	$2,121,721	$1,794,937

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$266,612	$230,256	$508,289	$449,818
Diesel engine services	170,719	43,413	228,401	92,104

Total revenues	437,331	273,669	736,690	541,922

Costs and expenses:
Costs of sales and operating expenses	294,909	168,927	480,408	333,879
Selling, general and administrative	39,047	27,661	68,504	61,032
Taxes, other than on income	3,723	3,576	7,224	7,079
Depreciation and amortization	28,213	22,854	53,406	46,224
Loss (gain) on disposition of assets	(40)	19	26	63

Total costs and expenses	365,852	223,037	609,568	448,277

Operating income	71,479	50,632	127,122	93,645
Other income	78	30	129	42
Interest expense	(3,278)	(2,697)	(6,111)	(5,365)

Earnings before taxes on income	68,279	47,965	121,140	88,322
Provision for taxes on income	(26,050)	(18,322)	(46,011)	(33,768)

Net earnings	42,229	29,643	75,129	54,554
Less: Net earnings attributable to noncontrolling interests	(537)	(375)	(1,007)	(612)

Net earnings attributable to Kirby	$41,692	$29,268	$74,122	$53,942

Net earnings per share attributable to Kirby common stockholders:
Basic	$.78	$.54	$1.38	$1.00

Diluted	$.77	$.54	$1.38	$1.00

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2011	2010
	($ in thousands)
Cash flows from operating activities:
Net earnings	$75,129	$54,554
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	53,406	46,224
Provision for deferred income taxes	23,740	2,420
Amortization of unearned compensation	4,490	6,742
Other	(69)	(86)
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(38,871)	(6,815)

Net cash provided by operating activities	117,825	103,039

Cash flows from investing activities:
Capital expenditures	(97,973)	(67,637)
Acquisitions of businesses and marine equipment	(330,402)	—
Proceeds from disposition of assets	2,180	6,223

Net cash used in investing activities	(426,195)	(61,414)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	119,700	—
Payments on long-term debt, net	(60)	(48)
Proceeds from exercise of stock options	349	3,671
Purchase of treasury stock	—	(1,697)
Excess tax benefit from equity compensation plans	821	503
Other	(708)	(1,139)

Net cash provided by financing activities	120,102	1,290

Increase (decrease) in cash and cash equivalents	(188,268)	42,915

Cash and cash equivalents, beginning of year	195,600	97,836

Cash and cash equivalents, end of period	$7,332	$140,751

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$5,869	$5,181
Income taxes	$7,068	$34,805

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2011 and December 31, 2010, and the results of operations for the three months and six months ended June 30, 2011 and 2010.

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

On July 1, 2011, the Company completed the acquisition of K-Sea Transportation Partners L.P. (“K-Sea”), an operator of tank barges and tugboats participating in the coastwise transportation primarily of refined petroleum products in the United States. The total value of the transaction was $603,427,000, excluding transaction fees, consisting of $227,617,000 of cash paid to K-Sea common and preferred unit holders and the general partner, $262,791,000 of cash to retire K-Sea’s outstanding debt, and $113,019,000 through the issuance of 1,939,234 shares of Company common stock valued at $58.28 per share, the Company’s closing share price on July 1, 2011.

K-Sea’s fleet, comprised of 58 tank barges with a capacity of 3.8 million barrels and 63 tugboats, operates along the East Coast, West Coast and Gulf Coast of the United States, as well as in Alaska and Hawaii. K-Sea’s tank barge fleet, 54 of which are doubled hulled, has an average age of approximately nine years and is one of the youngest fleets in the coastwise trade. K-Sea’s customers include major oil companies and refiners, many of which are current Company customers for inland tank barge services. K-Sea has operating facilities in New York, Philadelphia, Norfolk, Seattle and Honolulu.

On April 15, 2011, the Company purchased United Holdings LLC (“United”), a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and transportation industries, and manufacturer of oilfield service equipment. The purchase price was $271,192,000 in cash, plus a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. United, headquartered in Oklahoma City, Oklahoma with 21 locations across 13 states, distributes and services equipment and parts for Allison Transmission, MTU Detroit Diesel Engines, Daimler Trucks NA, and other diesel and natural gas engines. United also manufactures oilfield service equipment, including hydraulic fracturing equipment. United’s principal customers are oilfield service companies, oil and gas operators and producers, compression service companies and transportation companies.

The Company considers United to be a natural progression of the current diesel engine services segment, expanding into the land based diesel engines and transmissions service business, especially the pressure pumping and oilfield services market.

Total consideration transferred was as follows (in thousands):

Cash consideration paid	$271,192
Fair value of contingent earnout provision payable in 2014	16,300

Fair value of consideration transferred	$287,492

The fair values of the assets acquired and liabilities assumed recorded at the acquisition date were as follows (in thousands):

Assets:
Accounts receivable	$71,427
Inventories	64,680
Other current assets	1,246
Property and equipment	16,629
Goodwill	132,135
Other assets	75,864

Total assets	$361,981

Liabilities:
Accounts payable	$39,809
Accrued liabilities	7,202
Deferred revenues	27,331
Deferred income taxes	147

Total liabilities	$74,489

Net assets acquired	$287,492

The analysis of the fair values above is substantially complete but all fair values have not been finalized pending obtaining the information necessary to complete the analysis. Companies have one year after an acquisition to finalize acquisition accounting under current accounting rules.

As a result of the acquisition, the Company recorded $132,135,000 of goodwill and $75,697,000 of intangibles. The intangibles have a weighted average amortization period of approximately 16 years. The Company expects substantially all of the goodwill will be deductible for tax purposes. Acquisition related costs, consisting primarily of legal and audit fees and other expenses, of $721,000 were expensed as incurred to selling, general and administrative expense in the first six months of 2011.

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

Pro forma results of the acquisitions completed in the first six months of 2011 have not been presented as the pro forma revenues, earnings before taxes on income, net earnings attributable to Kirby and net earnings per share attributable to Kirby common stockholders would not be materially different from the Company’s actual results.

(3)	INVENTORIES

The following table presents the details of inventories, net of reserves, as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Finished goods	$102,627	$35,719
Work in process	14,244	3,102

	$116,871	$38,821

(4)	FAIR VALUE MEASUREMENTS

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at June 30, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$15,198	$—	$15,198
Contingent earnout liability	—	—	16,680	16,680

	$—	$15,198	$16,680	$31,878

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$17,576	$—	$17,576

The fair value of the Company’s derivative instruments is more fully described below in Note 5, Derivative Instruments.

In connection with the acquisition of United on April 15, 2011, United’s former owners are eligible to receive a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. The fair value of the contingent earnout liability recorded at the acquisition date was $16,300,000. The fair value of the earnout is based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments. The increase in the fair value of the earnout liability of $380,000 for the three months and six months ended June 30, 2011 was charged to selling, general and administrative expense.

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

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets are adjusted to fair value when there is evidence of impairment. During the six months ended June 30, 2011, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

(5)	DERIVATIVE INSTRUMENTS

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

Interest Rate Risk Management

From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate swap agreements and are entered into with large multinational banks. Derivative financial instruments related to the Company’s interest rate risks are intended to reduce the Company’s exposure to increases in the benchmark interest rates underlying the Company’s floating rate senior notes, variable rate term loan and variable rate bank revolving credit facility.

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank revolving credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the London Interbank Offered Rate (“LIBOR”) to quarterly fixed rate payments. As of June 30, 2011, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of June 30, 2011, the Company had forward contracts with notional amounts aggregating $8,484,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the fourth quarter of 2011 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at June 30, 2011 and December 31, 2010 (in thousands):

Liability Derivatives	Balance Sheet Location	June 30, 2011	December 31, 2010
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Accrued liabilities	$1,092	$798
Foreign currency contracts	Other long-term liabilities	552	569
Interest rate contracts	Other long-term liabilities	13,554	16,209

Total derivatives designated as hedging instruments under ASC 815		$15,198	$17,576

Total liability derivatives		$15,198	$17,576

Fair value amounts were derived as of June 30, 2011 and December 31, 2010 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 4, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and six months ended June 30, 2011 and 2010 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended June 30,		Three months ended June 30,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$694	$(1,348)	$(2,152)	$(2,120)
Foreign exchange contracts	Cost of sales and operating expenses	309	(496)	(43)	—

Total		$1,003	$(1,844)	$(2,195)	$(2,120)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Six months ended June 30,		Six months ended June 30,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$2,655	$(2,680)	$(4,277)	$(4,267)
Foreign exchange contracts	Cost of sales and operating expenses	(551)	(548)	(43)	22

Total		$2,104	$(3,228)	$(4,320)	$(4,245)

The Company anticipates $5,280,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $780,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

(6)	LONG-TERM DEBT

On May 31, 2011, the Company entered into a Credit Agreement (“Term Loan”) with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of May 31, 2016. The Term Loan provides for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on LIBOR or a base rate calculated with reference to the agent bank’s prime rate, among other factors (the “Alternate Base Rate”). The interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. The Term Loan contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. The primary purpose of the Term Loan was to provide financing for the Company’s acquisition of K-Sea. The acquisition of K-Sea was completed and the Term Loan funded on July 1, 2011.

The Company has a $250,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. On May 31, 2011, the Revolving Credit Facility was amended to conform the interest rate spread to the spread provided in the Term Loan described above. The variable interest rate spread is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. Prior to the May 31, 2011 amendment, the variable interest rate spread was 2.0% over LIBOR for LIBOR loans and 0.5% over the Alternate Base Rate for Alternate Base Rate loans. The commitment fee is currently 0.3%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of June 30, 2011, the Company was in compliance with all Revolving Credit Facility covenants and had $119,700,000 outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $3,085,000 as of June 30, 2011.

The Company has $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. As of June 30, 2011, $200,000,000 was outstanding under the Senior Notes and the average interest rate for the 2011 second quarter and first six months was 0.8%. The Company was in compliance with all Senior Notes covenants at June 30, 2011.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2012. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of June 30, 2011. Outstanding letters of credit under the Credit Line were $4,457,000 as of June 30, 2011.

(7)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Compensation cost	$2,530	$2,073	$4,490	$6,742
Income tax benefit	$973	$799	$1,720	$2,596

The Company has two employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock. For both of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to January 25, 2010 are five years and vest ratably over three years. Options granted on or after January 25, 2010 have terms of seven years and vest ratably over three years. At June 30, 2011, 1,224,378 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plans described above for the six months ended June 30, 2011:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2010	434,447	$33.53
Granted	100,569	$46.74
Exercised	(30,936)	$26.85

Outstanding at June 30, 2011	504,080	$36.58

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at June 30, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$23.98 - $34.40	246,450	3.79	$28.26		126,697	$27.31
$35.66 - $36.94	64,858	0.89	$35.78		62,191	$35.76
$46.74 - $48.65	192,772	4.20	$47.48		92,203	$48.28

$23.98 - $48.65	504,080	3.59	$36.58	$10,127,000	281,091	$36.06	$5,794,000

The following is a summary of the restricted stock award activity under the employee plans described above for the six months ended June 30, 2011:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2010	499,335	$31.98
Granted	133,516	$45.02
Vested	(161,420)	$33.31
Forfeited	(947)	$35.30

Nonvested balance at June 30, 2011	470,484	$35.67

The Company has two director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options can be granted under one of the plans. The 2000 Director Plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted to a director when first elected vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At June 30, 2011, 253,724 shares were available for future grants under the 2000 Director Plan. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

The following is a summary of the stock option activity under the director plans described above for the six months ended June 30, 2011:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2010	356,429	$34.88
Granted	60,552	$56.42
Exercised	(19,356)	$10.11

Outstanding June 30, 2011	397,625	$39.36

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at June 30, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$12.69 - $17.88	45,814	1.87	$15.78		45,814	$15.78
$20.28 - $29.60	68,433	6.78	$27.15		68,433	$27.15
$35.17 - $36.82	96,036	5.20	$35.81		96,036	$35.81
$41.24 - $56.45	187,342	8.41	$51.42		137,428	$49.59

$12.69 - $56.45	397,625	6.60	$39.36	$6,881,000	347,711	$36.91	$6,870,000

The following is a summary of the restricted stock award activity under the director plan described above for the six months ended June 30, 2011:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2010	525	$41.33
Granted	10,490	$56.63
Vested	(771)	$46.11

Nonvested balance at June 30, 2011	10,244	$56.64

The total intrinsic value of all stock options exercised under all of the Company’s plans was $1,477,000 and $2,184,000 for the six months ended June 30, 2011 and 2010, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $566,000 and $841,000 for the six months ended June 30, 2011 and 2010, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $7,199,000 and $8,328,000 for the six months ended June 30, 2011 and 2010, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $2,757,000 and $3,206,000 for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, there was $3,077,000 of unrecognized compensation cost related to nonvested stock options and $14,651,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.8 years and restricted stock over approximately 3.1 years. The total fair value of stock options vested was $1,438,000 and $2,484,000 during the six months ended June 30, 2011 and 2010, respectively. The fair value of the restricted stock vested was $7,199,000 and $8,328,000 for the six months ended June 30, 2011 and 2010, respectively.

The weighted average per share fair value of options granted during the six months ended June 30, 2011 and 2010 was $18.81 and $13.81, respectively. The fair value of the options granted during the six months ended June 30, 2011 and 2010 was $3,031,000 and $2,231,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the six months ended June 30, 2011 and 2010 were as follows:

	Six months ended June 30,
	2011	2010
Dividend yield	None	None
Average risk-free interest rate	2.4%	3.1%
Stock price volatility	33%	33%
Estimated option term	Six years or seven years	Six years or seven years

(8)	COMPREHENSIVE INCOME

The Company’s total comprehensive income for the three months and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net earnings	$42,229	$29,643	$75,129	$54,554

Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	(122)	(2,587)	217	(2,281)
Change in fair value of derivative financial instruments	631	(1,167)	1,508	(2,063)

Total other comprehensive income (loss), net of taxes	509	(3,754)	1,725	(4,344)

Total comprehensive income, net of taxes	42,738	25,889	76,854	50,210
Net earnings attributable to noncontrolling interests	(537)	(375)	(1,007)	(612)

Comprehensive income attributable to Kirby	$42,201	$25,514	$75,847	$49,598

(9)	SEGMENT DATA

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

Diesel Engine Services – Overhaul and repair of medium-speed and high-speed diesel engines, reduction gear repair, and sale of related parts and accessories for customers in the marine and power generation applications, and distribution and service of high-speed diesel engines, transmissions, including hydraulic fracturing equipment, for land-based pressure pumping and oilfield service markets.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and six months ended June 30, 2011 and 2010 and total assets as of June 30, 2011 and December 31, 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Marine transportation	$266,612	$230,256	$508,289	$449,818
Diesel engine services	170,719	43,413	228,401	92,104

	$437,331	$273,669	$736,690	$541,922

Segment profit (loss):
Marine transportation	$58,361	$49,654	$111,059	$91,963
Diesel engine services	17,611	4,117	24,217	9,160
Other	(7,693)	(5,806)	(14,136)	(12,801)

	$68,279	$47,965	$121,140	$88,322

	June 30, 2011	December 31, 2010

Total assets:
Marine transportation	$1,522,081	$1,383,252
Diesel engine services	577,794	185,824
Other	21,846	225,861

	$2,121,721	$1,794,937

The following table presents the details of “Other” segment loss for the three months and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

General corporate expenses	$(4,533)	$(3,120)	$(8,128)	$(7,415)
Gain (loss) on disposition of assets	40	(19)	(26)	(63)
Interest expense	(3,278)	(2,697)	(6,111)	(5,365)
Other income	78	30	129	42

	$(7,693)	$(5,806)	$(14,136)	$(12,801)

The following table presents the details of “Other” total assets as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010

General corporate assets	$18,326	$222,525
Investment in affiliates	3,520	3,336

	$21,846	$225,861

(10)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Earnings before taxes on income – United States	$68,279	$47,965	$121,140	$88,322

Provision for taxes on income:
Federal:
Current	$12,982	$16,045	$16,985	$27,489
Deferred	9,930	183	23,740	2,420
State and local	3,138	2,094	5,286	3,859

	$26,050	$18,322	$46,011	$33,768

(11)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share of common stock for the three months and six months ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net earnings attributable to Kirby	$41,692	$29,268	$74,122	$53,942
Undistributed earnings allocated to restricted shares	(370)	(278)	(656)	(532)

Income available to Kirby common stockholders - basic	41,322	28,990	73,466	53,410
Undistributed earnings allocated to restricted shares	370	278	656	532
Undistributed earnings reallocated to restricted shares	(369)	(277)	(653)	(530)

Income available to Kirby common stockholders - diluted	$41,323	$28,991	$73,469	$53,412

Shares outstanding:
Weighted average common stock issued and outstanding	53,685	54,081	53,662	54,020
Weighted average unvested restricted stock	(476)	(513)	(474)	(532)

Weighted average common stock outstanding - basic	53,209	53,568	53,188	53,488
Dilutive effect of stock options	218	145	210	133

Weighted average common stock outstanding - diluted	53,427	53,713	53,398	53,621

Net earnings per share attributable to Kirby common stockholders:
Basic	$.78	$.54	$1.38	$1.00

Diluted	$.77	$.54	$1.38	$1.00

Certain outstanding options to purchase approximately 151,000 and 323,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2011 and 2010, respectively, as such stock options would have been antidilutive.

(12)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company does not expect to make a contribution to its pension plan prior to December 31, 2011 to fund its 2011 pension plan obligations. As of June 30, 2011, no 2011 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$1,829	$1,798	$—	$—
Interest cost	2,432	2,570	20	21
Expected return on plan assets	(2,824)	(2,429)	—	—
Amortization:
Actuarial loss	736	1,032	2	—
Prior service credit	(9)	(23)	—	—

Net periodic benefit cost	$2,164	$2,948	$22	$21

	Pension Benefits
	Pension Plan		SERP
	Six months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$3,654	$3,513	$—	$—
Interest cost	4,849	4,797	40	42
Expected return on plan assets	(5,645)	(4,761)	—	—
Amortization:
Actuarial loss	1,430	1,613	4	1
Prior service credit	(19)	(45)	—	—

Net periodic benefit cost	$4,269	$5,117	$44	$43

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Other Postretirement Benefits Postretirement Welfare Plan Three months ended June 30,		Other Postretirement Benefits Postretirement Welfare Plan Six months ended June 30,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$—	$(64)	$—	$—
Interest cost	50	(27)	86	57
Amortization:
Actuarial gain	(168)	(171)	(311)	(244)
Prior service cost	11	197	21	207

Net periodic benefit cost	$(107)	$(65)	$(204)	$20

(13)	CONTINGENCIES

In June 2011, the Company as well as three other companies received correspondence from United States Environmental Protection Agency (“EPA”) concerning ongoing cleanup and restoration activities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Gulfco Marine Maintenance Site (“Gulfco”), located in Freeport, Texas. In prior years, various subsidiaries of the Company utilized a successor to Gulfco to perform tank barge cleaning services, sand blasting and repair on certain Company vessels. The EPA continues to investigate activities at the site to assess additional Potential Responsible Parties (“PRPs”). Since 2005, four named PRPs have participated in the investigation, cleanup and restoration of the site under an administrative order from EPA. Information received to date indicates that approximately $3,500,000 has been incurred in connection with the cleanup effort in addition to EPA’s oversight costs of approximately $1,800,000. To date, neither the EPA nor the named PRPs have performed an allocation of potential liability in connection with the site nor have they provided requested cost and expenses supporting documentation related to the site. The Company is investigating its activities at the site in order to assess what, if any, liability it has in connection with the site.

In 2000, the Company and a group of approximately 45 other companies were notified that they are PRPs under the CERCLA with respect to a Superfund site, the Palmer Barge Line Superfund Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs entered into an agreement with the EPA to perform a remedial investigation and feasibility study and, subsequently, a limited remediation was performed and is now complete. During the 2007 third quarter, five new PRPs entered into an agreement with the EPA related to the Palmer site. In July 2008, the EPA sent a letter to approximately 30 PRPs for the Palmer site, including the Company, indicating that it intends to pursue recovery of $2,949,000 of costs it incurred in relation to the site. The Company and the other PRPs continue to discuss suggested pro rata allocations of all PRPs with the EPA and the U.S. Department of Justice (“DOJ”) in order to resolve the EPA’s past cost claim.

In 2000, the Company and approximately 50 other companies were notified that they are PRPs under the CERCLA with respect to a Superfund site, the State Marine of Port Arthur Superfund Site (“State Marine”), located in Port Arthur, Texas. In the past, State Marine performed tank barge cleaning and services for various subsidiaries of the Company. In March 2010, the DOJ and EPA issued a letter to seven PRPs, which include the former owners/operator of the site and others, including the

Company, indicating their intent to pursue reimbursement of its past costs of approximately $2,977,000 in connection with clean-up activities in relation to the site. The Company and the other PRPs will continue to pursue documentation concerning the site activities related to all PRPs in order to determine appropriate allocation of past costs relative to activities at the site to develop suggested pro rata sharing to resolve the EPA’s past cost claim.

With respect to the above sites, the Company has recorded reserves, if applicable, for its estimated potential liability for its portion of the EPA’s past costs claim based on information developed to date including various factors such as the Company’s liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $16,482,000 at June 30, 2011, including $10,324,000 in letters of credit and debt guarantees, and $6,158,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

(14)	SUBSEQUENT EVENT

On July 1, 2011, the Company completed the acquisition of K-Sea, an operator of tank barges and tugboats participating in the coastwise transportation primarily of refined petroleum products in the United States. The total value of the transaction was $603,427,000, excluding transaction fees, consisting of $227,617,000 of cash paid to K-Sea common and preferred unit holders and the general partner, $262,791,000 of cash to retire K-Sea’s outstanding debt, and $113,019,000 through the issuance of 1,939,234 shares of Company common stock valued at $58.28 per share, the Company’s closing share price on July 1, 2011. The acquisition of K-Sea was financed by borrowings under the new $540,000,000 Term Loan and the issuance of common stock of the Company. The acquisition was completed and the Term Loan funded on July 1, 2011.

K-Sea’s fleet, comprised of 58 tank barges with a capacity of 3.8 million barrels and 63 tugboats, operates along the East Coast, West Coast and Gulf Coast of the United States, as well as in Alaska and Hawaii. K-Sea’s tank barge fleet, 54 of which are doubled hulled, has an average age of approximately nine years and is one of the youngest fleets in the coastwise trade. K-Sea’s customers include major oil companies and refiners, many of which are current Company customers for inland tank barge services. K-Sea has operating facilities in New York, Philadelphia, Norfolk, Seattle and Honolulu.

Item 1A.	Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as the following additional risk factor associated with hydraulic fracturing practices and expanded disclosure of previously disclosed risk factors due to the acquisition of K-Sea on July 1, 2011:

The Company’s diesel engine services segment could be adversely impacted by future legislation or additional regulation of hydraulic fracturing practices. The Company, through its United subsidiary, is a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and transportation industries, and a manufacturer of oilfield service equipment, including hydraulic fracturing equipment. The EPA is studying hydraulic fracturing practices, and legislation may be introduced in Congress that would authorize the EPA to impose additional regulations on hydraulic fracturing. In addition, a number of states are evaluating the adoption of legislation or regulations governing hydraulic fracturing. Such federal or state legislation and/or regulations could materially impact our customers’ operations and greatly reduce or eliminate demand for the Company’s hydraulic fracturing equipment and related products. We are unable to predict whether the future legislation or any other regulations will ultimately be enacted, and if so, the impact on the Company’s diesel engine services segment.

The Company’s marine transportation segment is dependent on its ability to adequately crew its towboats. The Company’s towboats are crewed with employees who are licensed or certified by the USCG, including its captains, pilots, engineers and tankermen. The success of the Company’s marine transportation segment is dependent on the Company’s ability to adequately crew its towboats. As a result, the Company invests significant resources in training its crews and providing each crew member an opportunity to advance from a deckhand to the captain of a Company towboat. Lifestyle issues are a deterrent for employment as crew members are required to work a 20 days on, 10 days off rotation, or a 30 days on, 15 days off rotation. With the rising unemployment rates during 2008 and 2009 and continued high unemployment rate during 2010 and 2011 associated with the economic recession, crewing levels have remained adequate.

K-Sea’s marine transportation business depends upon unionized labor for the provision of services in certain geographic areas. Any work stoppages or labor disturbances could disrupt business in those areas. Approximately 49% of K-Sea’s seagoing personnel were employed under a contract with a division of the International Longshoreman’s Association that expired on June 30, 2011. Negotiations between union representatives and the Company continue. Any work stoppages or other labor disturbances could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Secretary of the Department of Homeland Security is vested with the authority and discretion to waive the coastwise laws to such extent and upon such terms as he may prescribe whenever he deems that such action is necessary in the interest of national defense. In response to the effects of Hurricanes Katrina and Rita, the Secretary of the Department of Homeland Security waived the coastwise laws generally for the transportation of petroleum products from September 1 to September 19, 2005 and from September 26, 2005 to October 24, 2005. In June 2011, the Secretary of the Department of Homeland Security waived the coastwise laws for the transportation of petroleum released from the Strategic Petroleum Reserve. Continued waiver of the coastwise laws, whether in response to natural disasters or otherwise, could result in increased competition from foreign tank vessel operators, which could negatively impact the marine transportation segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, fog and ice, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s annual report on Form 10-K for the year ended December 31, 2010 and in Item 1-A Risk Factors in this Form 10-Q. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the three months and six months ended June 30, 2011 and 2010 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Weighted average number of common stock - diluted	53,427	53,713	53,398	53,621

The decrease in the weighted average number of common shares for both 2011 periods compared with the 2010 periods primarily reflected the common stock repurchases in the 2010 second, third and fourth quarters, partially offset by the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic inland tank barge operator with a fleet of 837 active tank barges, including 46 leased barges, and 16.4 million barrels of capacity as of June 30, 2011. The Company operated an average of 247 inland towing vessels during the 2011 second quarter, of which an average of 64 were chartered. The Company uses the United States inland waterway system to transport bulk liquids including petrochemicals, black oil products, refined petroleum products and agricultural chemicals. The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines used in marine and power generation applications, and distributes and services high-speed diesel engines and transmissions, including hydraulic fracturing equipment, for land-based pressure pumping and oilfield service markets. On July 1, 2011, the Company entered the United States coastwise tank barge transportation market with the acquisition of K-Sea.

For the 2011 second quarter, net earnings attributable to Kirby were $41,692,000, or $.77 per share, on revenues of $437,331,000, compared with 2010 second quarter net earnings attributable to Kirby of $29,268,000, or $.54 per share, on revenues of $273,669,000. For the 2011 first six months, net earnings attributable to Kirby were $74,122,000, or $1.38 per share, on revenues of $736,690,000, compared with the 2010 first six months net earnings attributable to Kirby of $53,942,000, or $1.00 per share, on revenues of $541,922,000. The 2011 second quarter and first six months results included an estimated $.07 per share negative impact from high water and flooding throughout the Mississippi River System and along the Gulf Intracoastal Waterway in the Morgan City area, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs.

From late April through June 2011, the Mississippi River System experienced high water and flooding conditions. The Ohio Valley received record rainfall in late April and early May, resulting in flooding conditions on the Ohio and Tennessee Rivers, and closure of the Smithland Lock near Paducah, Kentucky, creating delays for both upriver and downriver barge traffic on the Ohio River. The high water on the Ohio River, as well as the upper Mississippi River, flowed into the lower Mississippi River and created flooding conditions as the high water crest made its way south. Water levels reached or exceeded historic record high levels at Memphis, Vicksburg and Natchez. In anticipation of record high water levels at Baton Rouge and New Orleans, the Army Corps of Engineers in May opened the Bonnet Carre and Morganza Spillways. With the opening of the Morganza spillway, the Atchafalaya River Basin was flooded resulting in the closure of the Atchafalaya River and the Port Allen Route, waterways connecting the Gulf Intracoastal Waterway at Morgan City, Louisiana to the Mississippi River. The Port Allen Route opened on June 13 with tow size and horsepower restrictions. Due to the opening of the spillway and resulting fast water currents across the Gulf Intracoastal Waterway near Morgan City, tow size and horsepower restrictions were in place and extra towboats were used to assist each tow through the impacted area.

With the high water and flooding conditions, the United States Coast Guard and Army Corps of Engineers periodically closed sections of the Mississippi River System for all water travel, and placed restrictions in certain areas as the high water levels moved southbound, including tow sizes and horsepower requirements, daytime travel only restrictions, and assist towboat requirements at bridges, locks, certain sections of affected waterways and barge fleeting areas. As a result, trip times were extended, additional towboats were chartered and operating inefficiencies occurred, resulting in loss of revenues and additional operating expenditures.

Marine Transportation

For the 2011 second quarter and first half, 61% and 69%, respectively, of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include raw materials for many of the end products used widely by businesses and consumers – plastics, fiber, paints, detergents, oil additives and paper, among others. Consequently, the Company’s business tends to mirror the volumes produced by the Company’s customer base.

The Company’s marine transportation segment’s revenue for the 2011 second quarter and first six months increased 16% and 13%, respectively, compared with revenue for the 2010 second quarter and first six months. The segment’s operating income for the second quarter and first six months of 2011 increased 18% and 21%, respectively, when compared with operating income for the 2010 second quarter and first six months. The higher marine transportation revenues reflected an improvement in tank barge demand and equipment utilization due to continued strong production volumes from United States petrochemical customers, for both domestic and foreign destinations, and from black oil products customers due to the continued exportation of heavy fuel oil, some new demand for the transportation of crude oil from shale formations in South Texas and from the Midwest to the Gulf Coast, and refinery maintenance activity. Marine transportation revenues for the 2011 second quarter and first six months were negatively impacted by the high water and flooding as described above, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs. Diesel fuel prices for the 2011 second quarter and first six months increased 42% and 33%, respectively, compared with the 2010 second quarter and first six months, thereby positively impacting marine transportation revenue as fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts.

During the 2011 second quarter and first six months, approximately 75% of the marine transportation revenues were under term contracts and 25% were spot contract revenues. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 56% of the revenues under term contracts during the 2011 second quarter and first six months compared with 53% and 51%, respectively, during the 2010 second quarter and first six months. Term contract rates renewed in the 2011 first quarter increased an average of 2% to 4% compared with term contract rate renewals in the first quarter of 2010. For the 2011 second quarter, term contracts renewed increased an average of 3% to 5% compared with term contract renewals in the second quarter of 2010. Spot contract rates in the 2011 first quarter, which include the cost of fuel, increased an average of 5% to 7% compared with the 2010 fourth quarter, while spot market rates for the 2011 second quarter increased an average of 7% to 9% compared with the 2011 first quarter, partially due to the high water and flooding during the quarter that increased industry wide equipment utilization levels. Effective January 1, 2011, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts by 1% to 2%, excluding fuel.

The marine transportation operating margin for the 2011 second quarter was 21.9% compared with 21.6% for the 2010 second quarter and 21.8% for the 2011 first six months compared with 20.4% for the 2010 first six months, reflecting the improved petrochemical and black oil products demand and equipment utilization levels, modestly higher term contract and spot contract pricing, and cost reduction initiatives implemented during 2010, partially offset by the loss of revenue and the additional operating expenses impact of the high water and flooding as discussed above and by the cost impact of rising diesel fuel prices.

Diesel Engine Services

For the 2011 second quarter and first six months, approximately 39% and 31%, respectively, of the Company’s revenue was generated by the diesel engine services segment, of which 21% and 32% was generated through service, 22% and 26% from direct parts sales, and 57% and 42% through manufacturing, respectively. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine, power generation and land-based pressure pumping and oilfield services industries it serves. The 2011 second quarter and first six months results include the operations of United, acquired on April 15, 2011, and described above.

The Company’s diesel engine services segment’s 2011 second quarter revenue and operating income increased 293% and 328%, respectively, compared with the second quarter of 2010. For the first half of 2011, revenues and operating income increased 148% and 164%, respectively, compared with the 2010 first half. The increase in revenues and operating income primarily reflected the acquisition of United on April 15, 2011, as United benefited from the strong demand for the manufacture and service of hydraulic fracturing equipment to meet the increased North American shale gas and crude oil production, and from the sale of transmissions and diesel engines and manufacture of compressor systems. In addition, the increase in revenues and operating income reflected a stronger medium-speed power generation market with engine-generator set upgrade projects and higher parts and engine sales, partially offset by the closure of the segment’s Paducah, Kentucky facility due to flooding of the Ohio River during portions of May and June 2011, as well as continued weak service levels and direct parts sales in both the medium-speed and high-speed Gulf Coast oil services market.

The diesel engine services segment’s operating margin for the 2011 second quarter was 10.3% compared with 9.5% for the second quarter of 2010. For the 2011 first six months, the operating margin was 10.6% compared with 9.9% for the 2010 first six months. The favorable operating margins for both 2011 periods reflected the strong power generation market and higher than historical operating margin for United, primarily the result of the higher volume leverage.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flows during the 2011 first six months, with net cash provided by operating activities of $117,825,000 compared with net cash provided by operating activities for the 2010 first six months of $103,039,000. The 14% increase for the 2011 first six months was primarily from higher net earnings attributable to Kirby during the 2011 first six months and a higher deferred tax provision in 2011 versus 2010, partially offset by a larger net decrease in cash flows from changes in operating assets and liabilities of $32,056,000, primarily due to increased receivables and inventories associated with the stronger business activity levels. In addition, during the 2011 and 2010 first six months, the Company generated cash of $349,000 and $3,671,000, respectively, from the exercise of stock options, and $2,180,000 and $6,223,000, respectively, from proceeds from the disposition of assets. For the 2011 first six months, cash generated, borrowings under the Company’s $250,000,000 revolving credit facility and cash and cash equivalents were used for capital expenditures of $97,973,000, including $55,663,000 for inland tank barge and towboat construction, $4,567,000 for progress payments on the construction of two offshore integrated dry-bulk barge and tugboat units scheduled for completion in 2012, and $37,743,000 primarily for upgrading the existing marine transportation fleet, and $330,402,000 for acquisitions of businesses and marine equipment. The Company’s debt-to-capitalization ratio increased to 20.5% at June 30, 2011 from 14.7% at December 31, 2010, primarily due to the borrowing under the Company’s $250,000,000 revolving credit facility to purchase United, less the increase in total equity from net earnings attributable to Kirby for the 2011 first six months of $74,122,000, exercise of stock options and the amortization of unearned equity compensation. As of June 30, 2011, the Company had $119,700,000 outstanding under its $250,000,000 revolving credit facility.

The Company projects that capital expenditures for 2011 will be in the $225,000,000 to $235,000,000 range, including approximately $120,000,000 for the construction of 40 inland tank barges, two inland towboats, progress payments on 2012 inland tank barge and towboat construction, and approximately $35,000,000 in progress payments on the construction of two offshore integrated dry-bulk barge and tugboat units for delivery in 2012 with an estimated total cost of $50,000,000 for each unit. The remaining payments on the two offshore integrated dry-bulk barge and tug units will be made in 2012. During the 2011 first six months, the Company took delivery of 21 inland tank barges and five chartered inland tank barges with a total capacity of approximately 650,000 barrels. During the 2011 first six months, the Company also retired 32 inland tank barges, reducing its capacity by approximately 590,000 barrels.

Outlook

Petrochemical and black oil products tank barge utilization levels continued to improve during the 2011 second quarter and first six months, reaching the highest utilization levels, in the low to mid 90% range, since the third quarter of 2008. While the United States economy continues to remain sluggish, with consistently high unemployment levels and weak consumer confidence, the United States petrochemical industry has seen a steady improvement in production for both domestic consumption and exports. Lower priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production improved as the 2010 year progressed and has continued to improve during the 2011 first six months, thereby producing increased marine transportation volumes for basic petrochemicals to both domestic consumers and terminals for export destinations. The black oil products market also continued to improve during the 2011 first six months, primarily due to a stable United States refinery utilization level aided by the exportation of diesel fuel and heavy fuel oil, refinery maintenance issues and new demand for the transportation of crude oil from shale formations in South Texas, as well as increases in crude oil movements from the Midwest to the Gulf Coast.

The United States petrochemical industry is globally competitive based on a number of factors including a highly integrated and efficient transportation system of pipelines, rails, trucks and tank barges, a largely depreciated yet well maintained and operated asset base, and a low cost feedstock slate, which includes natural gas. Certain United States producers have announced plans for plant capacity expansions and the reopening of idled petrochemical facilities. The current production volumes from the Company’s petrochemical customers have resulted in the Company’s tank barge utilization levels in the low to mid 90% range and any increased production from current facilities, plant expansions or the reopening of idled facilities should drive feedstock and production volumes higher, in turn leading to higher tank barge utilization levels and higher term and contract pricing.

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

With the acquisition of K-Sea on July 1, 2011, the marine transportation segment expanded its liquid transportation segment into the United States Jones Act coastwise trade. K-Sea’s principal customers are United States refiners, many of which are current customers of the Company. The acquisition extended the Company’s tank barge service to its customers with United States coastwise marine transportation requirements on the East, Gulf and West Coasts, as well as in Alaska and Hawaii.

In the diesel engine services segment, the Gulf Coast oil services markets remained depressed during the 2011 first half but should show a slow improvement as 2011 progresses, dependent upon the issuance of Gulf of Mexico drilling permits. With the acquisition of United on April 15, 2011, the segment entered the land-based diesel engine and transmission services business. United manufactures hydraulic fracturing units and services their components, which include high-speed diesel engines, transmissions and pumps, many of the same components used by marine customers. With an estimated 10 million horsepower employed in the North American hydraulic fracturing business, and with significant additional horsepower forecast to be added in the future, United is well positioned to benefit from a strong land-based services market going forward, especially in the servicing and parts distribution of engines and transmissions used in the oil and gas industry.

Acquisitions

On July 1, 2011, the Company completed the acquisition of K-Sea, an operator of tank barges and tugboats participating in the coastwise transportation primarily of refined petroleum products in the United States. The total value of the transaction was $603,427,000, excluding transaction fees, consisting of $227,617,000 of cash paid to K-Sea common and preferred unit holders and the general partner, $262,791,000 of cash to retire K-Sea’s outstanding debt, and $113,019,000 through the issuance of 1,939,234 shares of Company common stock valued at $58.28 per share, the Company’s closing share price on July 1, 2011. The transaction was financed through a combination of the new $540,000,000 Term Loan and the issuance of Company common stock.

K-Sea’s fleet, comprised of 58 tank barges with a capacity of 3.8 million barrels and 63 tugboats, operates along the East Coast, West Coast and Gulf Coast of the United States, as well as in Alaska and Hawaii. K-Sea’s tank barge fleet, 54 of which are doubled hulled, has an average age of approximately nine years and is one of the youngest fleets in the coastwise trade. K-Sea’s customers include major oil companies and refiners, many of which are current Company customers for inland tank barge services. K-Sea has operating facilities in New York, Philadelphia, Norfolk, Seattle and Honolulu.

On April 15, 2011, the Company purchased United, a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and transportation industries, and manufacturer of oilfield service equipment. The purchase price was $271,192,000 in cash, plus a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. United, headquartered in Oklahoma City, Oklahoma with 21 locations across 13 states, distributes and services equipment and parts for Allison Transmission, MTU Detroit Diesel Engines, Daimler Trucks NA, and other diesel and natural gas engines. United also manufactures oilfield service equipment, including hydraulic fracturing equipment. United’s principal customers are oilfield service companies, oil and gas operators and producers, compression service companies and transportation companies. Financing of the acquisition was through the Company’s operating cash flows and borrowings under the Company’s Revolving Credit Facility.

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

Results of Operations

The Company reported 2011 second quarter net earnings attributable to Kirby of $41,692,000, or $.77 per share, on revenues of $437,331,000, compared with 2010 second quarter net earnings attributable to Kirby of $29,268,000, or $.54 per share, on revenues of $273,669,000. Net earnings attributable to Kirby for the 2011 first six months were $74,122,000, or $1.38 per share, on revenues of $736,690,000, compared with $53,942,000, or $1.00 per share, on revenues of $541,922,000 for the 2010 first six months.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2011 second quarter compared with the second quarter of 2010, the first six months of 2011 compared with the first six months of 2010 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2011	%	2010	%	2011	%	2010	%
Marine transportation	$266,612	61%	$230,256	84%	$508,289	69%	$449,818	83%
Diesel engine services	170,719	39	43,413	16	228,401	31	92,104	17

	$437,331	100%	$273,669	100%	$736,690	100%	$541,922	100%

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating inland tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways. As of June 30, 2011, the Company operated 837 active inland tank barges, with a total capacity of 16.4 million barrels, compared with 860 active inland tank barges at June 30, 2010, with a total capacity of 16.5 million barrels. The Company operated an average of 247 active inland towing vessels during the 2011 second quarter and 239 during the 2011 first six months compared with 221 during the second quarter of 2010 and 223 during the first six months of 2010. The Company owns and operates four offshore dry-bulk barge and tug units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel. On July 1, 2011, the Company entered the United States coastwise tank barge transportation market with the purchase of K-Sea.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2011 compared with the three months and six months ended June 30, 2010 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Marine transportation revenues	$266,612	$230,256	16%	$508,289	$449,818	13%

Costs and expenses:
Costs of sales and operating expenses	161,814	136,840	18	304,440	266,654	14
Selling, general and administrative	19,295	19,252	—	38,804	41,734	(7)
Taxes, other than on income	3,296	3,307	—	6,566	6,516	1
Depreciation and amortization	23,846	21,203	12	47,420	42,951	10

	208,251	180,602	15	397,230	357,855	11

Operating income	$58,361	$49,654	18%	$111,059	$91,963	21%

Operating margins	21.9%	21.6%		21.8%	20.4%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first six months of 2011, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2011 Six Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	66%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Black Oil Products	21%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	8%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	5%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2011 second quarter and first six months increased 16% and 13%, respectively, when compared with the 2010 second quarter and first six months, reflecting an improvement in tank barge demand and equipment utilization in the Company’s petrochemical and black oil markets, due primarily to the continued improvement in production volumes from United States petrochemical plants and the exportation of diesel fuel and black oil products produced at United States refineries. In addition, average diesel fuel prices for the 2011 second quarter and first six months increased 42% and 33%, respectively, compared with the 2010 second quarter and first six months, thereby positively impacting marine transportation revenues since fuel price increases are covered by fuel escalation and de-escalation clauses in the Company’s term contracts. Marine transportation revenues for the 2011 second quarter and first six months were negatively impacted by the high water and flooding as described above, net of certain revenues recovered from contracts with terms that provide reimbursements for delays.

The petrochemical market, the Company’s largest market, contributed 66% of the marine transportation revenues for the 2011 first six months. During the 2011 first and second quarters, petrochemical transportation demand reflected a continued improvement in business levels. Lower priced natural gas, a basic feedstock for the United States petrochemical industry, provided the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production continued to improve in the 2011 first and second quarters, thereby producing increased marine transportation volumes for basic petrochemicals for both domestic consumers and terminals for export destinations. The black oil products market, which contributed 21% of 2011 first six months revenue, also saw demand improve during the first and second quarters, driven by the continued exportation of heavy fuel oil and refinery maintenance activity and some new demand for crude oil transportation from the Eagle Ford shale formations in South Texas and downriver from the Midwest to the Gulf Coast. As a result, the Company’s petrochemical and black oil products fleets achieved tank barge utilization levels in the low to mid 90% range. The refined petroleum products market, which contributed 8% of 2011 first six months marine transportation revenues, reflected continued lower demand for movements of products, consistent with prevailing conditions in the United States economy, partially offset by an improvement of river ethanol volumes. The agricultural chemical market, which contributed 5% of 2011 first six months marine transportation revenue, reflected an early Midwest spring fill in the first quarter. However, the market was very weak in the second quarter as the spring Midwest inventory fill did not occur due to the heavy rain and flooding which reduced farmers’ ability to apply fertilizer. In addition, diesel fuel prices for the 2011 second quarter and first six months increased 42% and 33%, respectively, compared with the 2010 second quarter and first six months, thereby positively impacting marine transportation revenues since fuel price increases are covered by fuel escalation and de-escalation clauses in the Company’s term contracts.

For the second quarter of 2011, the marine transportation segment incurred 1,964 delay days, 36% more than the 1,446 delay days that occurred in the 2010 second quarter. For the 2011 first six months, 3,945 delay days occurred, 21% more than the 3,268 delay days that occurred in the 2010 first six months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions and other navigational factors. The 2011 first quarter delay days reflected more severe winter weather conditions, including ice, fog and high water conditions during portions of the quarter, and the 2011 second quarter experienced the high water and flooding throughout the Mississippi River System and a portion of the Gulf Intracoastal Waterway near Morgan City. This compares with the 2010 first and second quarters that experienced more normal weather conditions and water levels. The higher 2011 first and second quarter delay days led to increased operating expenses compared with the comparable quarters of 2010.

During the 2011 and 2010 second quarters and first six months, approximately 75% of marine transportation revenues were under term contracts and 25% were spot contract revenues. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 56% of the revenues under term contracts during the 2011 second quarter and first six months compared with 53% and 51%, respectively, in the 2010 second quarter and first six months. The 75% term contract and 25% spot contract mix provides the Company with a predictable revenue stream.

Term contract rates renewed in the 2011 first quarter increased an average of 2% to 4% compared with term contract rate renewals in the first quarter of 2010. For the 2011 second quarter, term contracts renewed increased an average of 3% to 5% compared with term contract renewals in the second quarter of 2010. Spot contract rates in the 2011 first quarter, which include the cost of fuel, increased an average of 5% to 7% compared with the 2010 fourth quarter, while spot market rates for the second quarter increased an average of 7% to 9% compared with the 2011 first quarter, principally due to higher equipment utilization levels, improved volumes and the high water and flooding during the quarter. Effective January 1, 2011, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts by 1% to 2%, excluding fuel.

Marine Transportation Costs and Expenses

Costs and expenses for the 2011 second quarter and first six months increased 15% and 11%, respectively, compared with the 2010 second quarter and first six months, primarily reflecting higher costs and expenses associated with increased marine transportation demand and higher diesel fuel costs. In addition, unfavorable winter weather and operating conditions during the 2011 first quarter compared with the 2010 first quarter and high water and flooding throughout the Mississippi River System during the 2011 second quarter increased operating expenses.

Costs of sales and operating expenses for the 2011 second quarter and first six months increased 18% and 14%, respectively, compared with the second quarter and first six months of 2010, reflecting higher expenses associated with the increased demand, higher diesel fuel costs as noted below and increased costs and expenses associated with the high water and flooding as discussed above, partially offset by the positive impact of cost saving initiatives.

The marine transportation segment operated an average of 247 towboats during the 2011 second quarter, of which an average of 64 were chartered, compared with 221 during the 2010 second quarter, of which an average of 59 were chartered. During the 2011 first six months, the segment operated an average of 239 towboats, of which an average of 63 were chartered, compared with 223 towboats operated during the 2010 first six months, of which an average of 59 were chartered. The 2011 second quarter and first six months average includes the 16 towboats and tugboats purchased in the Enterprise and Kinder Morgan acquisitions. The increase in the number of towboats operated were a reflection of the higher tank barge utilization levels in the petrochemical and black oil products markets during the 2011 first and second quarters and additional towboats chartered during the 2011 second quarter due to the high water and flooding and restrictions placed on the industry regarding tow sizes and horsepower requirements, daytime travel only restrictions, and assist towboat requirements at bridges, locks, certain sections of affected waterways and barge fleeting areas. As demand increases or decreases, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2011 second quarter, the Company consumed 11.5 million gallons of diesel fuel compared to 11.1 million gallons consumed during the 2010 second quarter. For the 2011 first six months, the Company consumed 22.4 million gallons of diesel fuel compared with 21.6 million gallons during the 2010 first six months. The average price per gallon of diesel fuel consumed during the 2011 second quarter was $3.25, an increase of 42% compared with $2.29 per gallon for the second quarter of 2010, and $2.96 per gallon for the 2011 first six months, an increase of 33% compared with $2.22 per gallon for the 2010 first six months. The higher gallons consumed during the 2011 second quarter and first six months reflected the increased demand in both the segment’s Mississippi River System and Gulf Intracoastal Waterway markets, partially offset by delays incurred due to the high water and flooding on the Mississippi River System during the majority of the 2011 second quarter. Fuel escalation and de-escalation clauses are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2011 second quarter were flat when compared with the 2010 second quarter and decreased 7% for the first six months compared with the 2010 first six months, respectively, as the 2010 first quarter and first six months included a retirement and shore staff reduction charge of $2,724,000.

Taxes, other than on income, for the 2011 second quarter were flat compared with the second quarter of 2010 and the 2011 first six months increased 1% compared with the first six months of 2010, primarily a reflection of higher state franchise taxes.

Depreciation and amortization for the 2011 second quarter and first six months increased 12% and 10%, respectively, compared with the 2010 second quarter and first six months. The increases were primarily attributable to increased capital expenditures, including new tank barges and towboats, and the acquisition in February 2011 of 21 inland and offshore tank barges and 15 inland towboats and offshore tugboats from Enterprise.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2011 second quarter and first six months increased 18% and 21%, respectively, compared with the 2010 second quarter and first six months. The operating margin was 21.9% for the 2011 second quarter compared with 21.6% for the 2010 second quarter and 21.8% for the 2011 first six months compared with 20.4% for the 2010 first six months. Both the higher operating income and higher operating margin for both comparable periods were a reflection of higher tank barge utilization in the petrochemical and black oil products markets, higher term contract and spot contract rates negotiated during the 2011 second quarter and first six months, and cost reduction initiatives implemented during 2010, partially offset by the loss of revenue and additional cost incurred with the 2011 second quarter high water and flooding issues as discussed above.

Diesel Engine Services

The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines, transmissions, reduction gears, pumps and compression products, maintains facilities to rebuild component parts or entire medium-speed and high-speed diesel engines and entire reduction gears, and manufactures oilfield service equipment, including hydraulic fracturing equipment. The Company primarily services the marine, power generation, oilfield service, oil and gas operator and producer markets.

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2011 compared with the three months and six months ended June 30, 2010 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Diesel engine services revenues	$170,719	$43,413	293%	$228,401	$92,104	148%

Costs and expenses:
Costs of sales and operating expenses	133,095	32,087	315	175,968	67,225	162
Selling, general and administrative	15,967	5,885	171	23,030	13,044	77
Taxes, other than on income	415	258	61	634	550	15
Depreciation and amortization	3,631	1,066	241	4,552	2,125	114

	153,108	39,296	290	204,184	82,944	146

Operating income	$17,611	$4,117	328%	$24,217	$9,160	164%

Operating margins	10.3%	9.5%		10.6%	9.9%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company’s diesel engine services segment, the revenue distribution for the first six months of 2011 and the customers for each market:

Markets Serviced	2011 Six Months Revenue Distribution	Customers
Marine	29%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers

Land-based	53%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, Compression Service, Transportation

Power Generation	14%	Standby Power Generation, Pumping Stations

Railroad	4%	Passenger (Transit Systems), Class II, Shortline, Industrial

Diesel engine services revenues for the 2011 second quarter and first six months increased 293% and 148%, respectively, compared with the 2010 corresponding periods, primarily attributable to the United acquisition on April 15, 2011. United generated approximately 70% of the segment’s revenue for the 2011 second quarter, benefiting from the strong demand for the manufacture and service of hydraulic fracturing equipment to meet the increased North American shale formation drilling activity, as well as from the sale of transmissions and diesel engines and manufacture of compressor systems. In addition, the increase in revenues for both 2011 periods reflected a stronger medium-speed power generation market with engine-generator set upgrade projects and higher parts and engine sales. The 2011 second quarter was negatively impacted by the closure of the segment’s Paducah, Kentucky facility due to the flooding of the Ohio River during portions of May and June 2011. Both 2011 periods reflected continued weak service levels and direct parts sales in both the medium-speed and high-speed Gulf Coast oil services market as customers continued to defer major maintenance projects.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2011 second quarter increased 290% compared with the 2010 second quarter and 146% for the 2011 first six months compared with the 2010 first six months. The significant increase in each cost and expense category was primarily attributable to the United acquisition. In addition, the increase in costs of sales and operating expenses reflected the higher power generation engine-generator set upgrades and higher parts and engine sales.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2011 second quarter and first six months increased 328% and 164%, respectively, compared with the 2010 corresponding periods. The significant increase in operating income reflected the earnings from the United acquisition and the strong power generation market noted above. The operating margin for the 2011 second quarter was 10.3% compared with 9.5% for the 2010 second quarter and 10.6% for the 2011 first six months compared with 9.9% for the 2010 first six months. The favorable operating margins for both 2011 periods reflected the strong power generation market and higher than historical operating margin for United, primarily the result of the higher volume leverage.

General Corporate Expenses

General corporate expenses for the 2011 second quarter were $4,533,000, a 45% increase compared with $3,120,000 for the second quarter of 2010. For the first six months of 2011, general corporate expenses were $8,128,000, a 10% increase compared with $7,415,000 for the first six months of 2010. The increases for both 2011 periods included legal and transaction expenditures associated with the 2011 first and second quarter acquisitions as disclosed above, including expenditures for the K-Sea acquisition completed on July 1, 2011. The 2010 first six months included a $1,088,000 first quarter charge for retirements and staff reductions.

Loss/Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $40,000 for the 2011 second quarter compared with a net loss on disposition of assets of $19,000 for the 2010 second quarter. For the 2011 first six months, the Company reported a net loss on disposition of assets of $26,000 compared with a net loss on disposition of assets of $63,000 for the first six months of 2010. The net gains and losses were predominantly from the sale of retired marine equipment.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months and six months ended June 30, 2011 compared with the three months and six months ended June 30, 2010 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change

Other income	$78	$30	160%	$129	$42	207%
Noncontrolling interests	$(537)	$(375)	43%	$(1,007)	$(612)	65%
Interest expense	$(3,278)	$(2,697)	22%	$(6,111)	$(5,365)	14%

Interest Expense

Interest expense for the 2011 second quarter and first six months increased 22% and 14%, respectively, compared with the second quarter and first six months of 2010, primarily the result of borrowings under the revolving credit facility to finance the United acquisition. The average debt and average interest rate for the 2011 and 2010 second quarters, including the effect of interest rate swaps, were $290,708,000 and 4.5%, and $200,216,000 and 5.4%, respectively. For the first six months of 2011 and 2010, the average debt and average interest rate, including the effect of interest rate swaps, were $245,418,000 and 5.0%, and $200,221,000 and 5.4%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of June 30, 2011 were $2,121,721,000, an increase of 18% compared with $1,794,937,000 as of December 31, 2010. The June 30, 2011 total assets reflected the acquisition in April 2011 of United for $271,192,000 in cash and the purchase in February 2011 of tank barges and towboats from Enterprise for $53,200,000 in cash, more fully described under Acquisitions above. The following table sets forth the significant components of the balance sheet as of June 30, 2011 compared with December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010	% Change
Assets:
Current assets	$422,705	$425,915	(1)%
Property and equipment, net	1,234,325	1,118,161	10
Goodwill, net	369,327	228,873	61
Other assets	95,364	21,988	334

	$2,121,721	$1,794,937	18%

Liabilities and stockholders’ equity:
Current liabilities	$239,143	$160,259	49%
Long-term debt – less current portion	319,703	200,006	60
Deferred income taxes	258,923	231,775	12
Other long-term liabilities	61,111	43,758	40
Total equity	1,242,841	1,159,139	7

	$2,121,721	$1,794,937	18%

Current assets as of June 30, 2011 decreased 1% compared with current assets as of December 31, 2010. Cash and cash equivalents decreased 96% compared with December 31, 2010, reflecting the use of existing cash for the purchase of the tank barges and towboats from Enterprise and for the use of cash for a portion of the purchase of United. Trade accounts receivable increased 74%, primarily reflecting the acquisition of United, as well as higher revenues from the marine transportation segment, partially associated with the pass through to marine transportation customers of higher fuel costs as fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts. Other accounts receivable decreased 44% as the federal income tax receivable deceased $11,138,000 to zero as of June 30, 2011. Inventory in the diesel engine services segment increased 201%, predominately reflecting the inventory acquired with the United acquisition and partially offset by lower inventory levels associated with the continued weak marine market.

Property and equipment, net of accumulated depreciation, at June 30, 2011 increased 10% compared with December 31, 2010. The increase reflected $97,973,000 of capital expenditures for the 2011 first six months, more fully described under Capital Expenditures below, the fair value of the property and equipment acquired in the acquisitions of $69,983,000, and the purchase of a towboat from Kinder Morgan for $1,250,000, less $50,835,000 of depreciation expense for the first six months of 2011 and $2,207,000 of property disposals during the 2011 first half.

Goodwill as of June 30, 2011 increased 61% compared with December 31, 2010, predominately reflecting the goodwill recorded in the United acquisition, plus the Enterprise and Kinder Morgan acquisitions.

Other assets as of June 30, 2011 increased 334% compared with December 31, 2010, primarily reflecting the intangibles other than goodwill recorded with the acquisition of United.

Current liabilities as of June 30, 2011 increased 49% compared with December 31, 2010, primarily reflecting the current liabilities of United. Accounts payable increased 73%, a reflection of the United acquisition as well as higher voyage and charter boat expenditures associated with higher business activity levels in the marine transportation segment. Accrued liabilities decreased 3%, primarily from the payment during the 2011 first six months of employee incentive compensation accrued during 2010. Deferred revenue increased 220%, primarily reflecting the United acquisition.

Long-term debt, less current portion, as of June 30, 2011 increased 60% compared with December 31, 2010, primarily reflecting the borrowings under the Company’s revolving credit agreement in April 2011 to finance the United acquisition.

Deferred income taxes as of June 30, 2011 increased 12% compared with December 31, 2010. The increase was primarily due to the 2011 first six months deferred income tax provision of $23,740,000. The deferred tax provision was primarily due to bonus tax depreciation on qualifying expenditures due to the Tax Relief Act that provides 100% bonus tax depreciation for capital investments placed in service after September 8, 2010 through December 31, 2011.

Other long-term liabilities as of June 30, 2011 increased 40% compared with December 31, 2010, primarily reflecting the recording of the fair value of the earnout provision related to the United acquisition.

Total equity as of June 30, 2011 increased 7% compared with December 31, 2010. The increase was the result of $74,122,000 of net earnings attributable to Kirby for the first six months of 2011, a $2,443,000 decrease in treasury stock, a $1,725,000 increase in accumulated OCI and a $4,188,000 increase in noncontrolling interests. The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock. The increase in accumulated OCI primarily resulted from the net change in fair value of interest rate swap agreements, net of taxes, more fully described under Fair Value of Derivative Instruments below and the decrease in unrecognized losses related to the Company’s defined benefit plans. The increase in noncontrolling interests reflected the purchase in February 2011 of a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel from Kinder Morgan.

Long-Term Financing

On May 31, 2011, the Company entered into a Term Loan with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of May 31, 2016. The Term Loan provides for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on the LIBOR or an Alternate Base Rate calculated with reference to the agent bank’s prime rate, among other factors. The interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. The Term Loan contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. The primary purpose of the Term Loan was to provide financing for the Company’s acquisition of K-Sea. The acquisition of K-Sea was completed and the Term Loan was funded on July 1, 2011.

The Company has a $250,000,000 unsecured Revolving Credit Facility with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. On May 31, 2011, the Revolving Credit Facility was amended to conform the interest rate spread to the spread provided in the Term Loan described above. The variable interest rate spread is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. Prior to the May 31, 2011 amendment, the variable interest rate spread was 2.0% over LIBOR for LIBOR loans and 0.5% over the Alternate Base Rate for Alternate Base Rate loans. The commitment fee is currently 0.3%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of June 30, 2011, the Company was in compliance with all Revolving Credit Facility covenants and had $119,700,000 outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $3,085,000 as of June 30, 2011.

The Company has $200,000,000 of unsecured floating rate Senior Notes due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. As of June 30, 2011, $200,000,000 was outstanding under the Senior Notes and the average interest rate for the 2011 second quarter and first six months was 0.8%. The Company was in compliance with all Senior Notes covenants at June 30, 2011.

The Company has a $10,000,000 Credit Line with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2012. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of June 30, 2011. Outstanding letters of credit under the Credit Line were $4,457,000 as of June 30, 2011.

Interest Rate Risk Management

From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate swap agreements and are entered into with large multinational banks. Derivative financial instruments related to the Company’s interest rate risks are intended to reduce the Company’s exposure to increases in the benchmark interest rates underlying the Company’s floating rate senior notes, variable rate term loan and variable rate bank revolving credit facility.

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank revolving credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the LIBOR to quarterly fixed rate payments. As of June 30, 2011, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of June 30, 2011, the Company had forward contracts with notional amounts aggregating $8,484,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the fourth quarter of 2011 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at June 30, 2011 and December 31, 2010 (in thousands):

Liability Derivatives	Balance Sheet Location	June 30, 2011	December 31, 2010
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Accrued liabilities	$1,092	$798
Foreign currency contracts	Other long-term liabilities	552	569
Interest rate contracts	Other long-term liabilities	13,554	16,209

Total derivatives designated as hedging instruments under ASC 815		$15,198	$17,576

Total liability derivatives		$15,198	$17,576

Fair value amounts were derived as of June 30, 2011 and December 31, 2010 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 4, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and six months ended June 30, 2011 and 2010 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended June 30,		Three months ended June 30,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$694	$(1,348)	$(2,152)	$(2,120)
Foreign exchange contracts	Cost of sales and operating expenses	309	(496)	(43)	—

Total		$1,003	$(1,844)	$(2,195)	$(2,120)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Six months ended June 30,		Six months ended June 30,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$2,655	$(2,680)	$(4,277)	$(4,267)
Foreign exchange contracts	Cost of sales and operating expenses	(551)	(548)	(43)	22

Total		$2,104	$(3,228)	$(4,320)	$(4,245)

The Company anticipates $5,280,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $780,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

Capital Expenditures

Capital expenditures for the 2011 first six months were $97,973,000, of which $60,230,000 was for construction of inland tank barges and towboats and progress payments on the construction of an offshore integrated dry-bulk barge and tugboat unit scheduled for completion in 2012, and $37,743,000 was primarily for upgrading of the existing marine transportation fleet. Capital expenditures for the 2010 first six months were $67,637,000, of which $34,710,000 was for construction of tank barges and towboats, and $32,927,000 was primarily for upgrading of the existing marine transportation fleet. Financing of the construction of the tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

The Company projects that capital expenditures for 2011 will be in the $225,000,000 to $235,000,000 range, including approximately $120,000,000 for the construction of 40 inland tank barges, two inland towboats, progress payments on 2012 inland tank barge and towboat construction, and approximately $35,000,000 in progress payments on the construction of two offshore integrated dry-bulk barge and tugboat units for delivery in 2012 with an estimated total cost of $50,000,000 for each unit. The remaining payments on the two offshore integrated dry-bulk barge and tug units will be made in 2012. During the 2011 first six months, the Company took delivery of 21 inland tank barges and five chartered inland tank barges with a total capacity of approximately 650,000 barrels. During the 2011 first six months, the Company also retired 32 inland tank barges, reducing its capacity by approximately 590,000 barrels. At the end of 2011, the inland tank barge capacity should remain at approximately 16.4 million barrels.

Based on current commitments, steel prices and projected delivery schedules, in addition to the two offshore integrated dry-bulk barge and tug units noted above, the Company’s 2012 new construction capital expenditures will consist of 52 inland tank barges with a total capacity of approximately 930,000 barrels for delivery in 2012. The cost is approximately $95,000,000, the majority of which will be expended in 2012. Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2011 first six months. As of August 5, 2011, the Company had 1,685,000 shares available under its existing repurchase authorization.

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

Liquidity

The Company generated net cash provided by operating activities of $117,825,000 during the six months ended June 30, 2011 compared with $103,039,000 generated during the six months ended June 30, 2010. The 2011 first six months experienced a net decrease in cash flows from changes in operating assets and liabilities of $38,871,000 compared with a net decrease in the 2010 first six months of $6,815,000, primarily due to larger increases in trade accounts receivable and inventory from stronger business activity levels in 2011 versus 2010.

Funds generated are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of August 2, 2011, $119,294,000 under its Revolving Credit Facility and $5,540,000 available under its Credit Line.

Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for pricing grids on its Revolving Credit Facility and Term Loan.

The Company expects to continue to fund expenditures for acquisitions, capital construction projects, common stock repurchases, repayment of borrowings, and for other operating requirements from a combination of available cash and cash equivalents, funds generated from operating activities and available financing arrangements.

The Revolving Credit Facility’s commitment is in the amount of $250,000,000 and expires November 9, 2015. As of June 30, 2011, the Company had $130,300,000 available under the Revolving Credit Facility. The Revolving Credit Facility also allows for an increase in the commitments from the banks from the current $250,000,000 level up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. Based on current economic conditions and credit market volatility, there is no guarantee that the participating banks would elect to increase the commitment, and if they did, the terms may be less favorable than the current Revolving Credit Facility. The Senior Notes do not mature until February 2013 and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. While the Company has no current plans to access the private placement bond market, should the Company decide to do so in the near term, the terms, size and cost of a new debt issue could be less favorable.

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

There are numerous factors that may negatively impact the Company’s cash flow in 2011. For a list of significant risks and uncertainties that could impact cash flows, see Note 13, Contingencies and Commitments in the financial statements, and Item 1A — Risk Factors, in the Company’s annual report on Form 10-K for the year ended December 31, 2010 and Item 1A of this quarterly report. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 6, Long-Term Debt.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $16,482,000 at June 30, 2011, including $10,324,000 in letters of credit and debt guarantees, and $6,158,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Interest Rate Risk Management

From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate swap agreements and are entered into with large multinational banks. Derivative financial instruments related to the Company’s interest rate risks are intended to reduce the Company’s exposure to increases in the benchmark interest rates underlying the Company’s floating rate senior notes, variable rate term loan and variable rate bank revolving credit facility.

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank revolving credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the LIBOR to quarterly fixed rate payments. As of June 30, 2011, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of June 30, 2011, the Company had forward contracts with notional amounts aggregating $8,484,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the fourth quarter of 2011 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at June 30, 2011 and December 31, 2010 (in thousands):

Liability Derivatives	Balance Sheet Location	June 30, 2011	December 31, 2010
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Accrued liabilities	$1,092	$798
Foreign currency contracts	Other long-term liabilities	552	569
Interest rate contracts	Other long-term liabilities	13,554	16,209

Total derivatives designated as hedging instruments under ASC 815		$15,198	$17,576

Total liability derivatives		$15,198	$17,576

Fair value amounts were derived as of June 30, 2011 and December 31, 2010 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 4, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and six months ended June 30, 2011 and 2010 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended June 30,		Three months ended June 30,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$694	$(1,348)	$(2,152)	$(2,120)
Foreign exchange contracts	Cost of sales and operating expenses	309	(496)	(43)	—

Total		$1,003	$(1,844)	$(2,195)	$(2,120)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Six months ended June 30,		Six months ended June 30,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$2,655	$(2,680)	$(4,277)	$(4,267)
Foreign exchange contracts	Cost of sales and operating expenses	(551)	(548)	(43)	22

Total		$2,104	$(3,228)	$(4,320)	$(4,245)

The Company anticipates $5,280,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $780,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2011, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

10.1† – 2000 Nonemployee Director Stock Option Plan.

10.2† – Nonemployee Director Compensation Program.

10.3† – Employment Agreement effective January 14, 2004 between K-Sea Transportation Inc. and Timothy J. Casey, as amended by letter agreement dated December 29, 2008 and by Second Amendment to Employment Agreement dated June 30, 2011.

31.1 – Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2 – Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32 – Certification Pursuant to 18 U.S.C. Section 1350.

101.INS* – XBRL Instance Document

101.SCH* – XBRL Taxonomy Extension Schema Document

101.CAL* – XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* – XBRL Taxonomy Extension Definition Linkbase Document

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

Dated: August 8, 2011