Form 10-Q
period 2011-09-30
KIRBY CORP
filed 2011-11-07
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on November 2, 2011 was 55,669,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30, 2011	December 31, 2010
	($ in thousands)
Current assets:
Cash and cash equivalents	$8,365	$195,600
Accounts receivable:
Trade – less allowance for doubtful accounts	291,148	146,359
Other	24,212	21,612
Inventories – net	126,324	38,821
Prepaid expenses and other current assets	35,066	17,105
Deferred income taxes	11,434	6,418

Total current assets	496,549	425,915

Property and equipment	2,562,961	1,862,311
Less accumulated depreciation	(798,793)	(744,150)

Property and equipment - net	1,764,168	1,118,161

Goodwill – net	478,923	228,873
Other assets	126,866	21,988

Total assets	$2,866,506	$1,794,937

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2011	December 31, 2010
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$32,571	$128
Income taxes payable	7,805	3,065
Accounts payable	148,988	71,354
Accrued liabilities	113,065	74,079
Deferred revenues	30,919	11,633

Total current liabilities	333,348	160,259

Long-term debt – less current portion	764,311	200,006
Deferred income taxes	280,260	231,775
Other long-term liabilities	70,830	43,758

Total long-term liabilities	1,115,401	475,539

Contingencies and commitments	—	—
Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,276,000 shares at September 30 and 57,337,000 at December 31, 2010	5,928	5,734
Additional paid-in capital	353,348	237,014
Accumulated other comprehensive income – net	(29,718)	(33,642)
Retained earnings	1,173,471	1,046,615
Treasury stock – at cost, 3,634,000 at September 30, 2011 and 3,780,000 at December 31, 2010	(96,882)	(99,622)

Total Kirby stockholders’ equity	1,406,147	1,156,099
Noncontrolling interests	11,610	3,040

Total equity	1,417,757	1,159,139

Total liabilities and equity	$2,866,506	$1,794,937

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$351,206	$232,785	$859,495	$682,603
Diesel engine services	212,376	48,532	440,777	140,636

Total revenues	563,582	281,317	1,300,272	823,239

Costs and expenses:
Costs of sales and operating expenses	378,520	172,029	858,928	505,908
Selling, general and administrative	52,780	29,334	121,284	90,366
Taxes, other than on income	3,244	3,092	10,468	10,171
Depreciation and amortization	36,827	24,135	90,233	70,359
Loss (gain) on disposition of assets	(97)	(8)	(71)	55

Total costs and expenses	471,274	228,582	1,080,842	676,859

Operating income	92,308	52,735	219,430	146,380
Other income (expense)	(6)	131	123	173
Interest expense	(5,974)	(2,750)	(12,085)	(8,115)

Earnings before taxes on income	86,328	50,116	207,468	138,438
Provision for taxes on income	(32,734)	(19,211)	(78,745)	(52,979)

Net earnings	53,594	30,905	128,723	85,459
Less: Net earnings attributable to noncontrolling interests	(860)	(218)	(1,867)	(830)

Net earnings attributable to Kirby	$52,734	$30,687	$126,856	$84,629

Net earnings per share attributable to Kirby common stockholders:
Basic	$.95	$.57	$2.33	$1.57

Diluted	$.94	$.57	$2.33	$1.56

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2011	2010
	($ in thousands)
Cash flows from operating activities:
Net earnings	$128,723	$85,459
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	90,233	70,359
Provision for deferred income taxes	45,383	28,025
Amortization of unearned compensation	7,107	9,033
Other	103	(165)
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(56,223)	(22,874)

Net cash provided by operating activities	215,326	169,837

Cash flows from investing activities:
Capital expenditures	(163,210)	(108,036)
Acquisitions of businesses and marine equipment, net of cash acquired	(816,767)	—
Proceeds from disposition of assets	3,967	7,501
Retirement of interest rate swaps assumed in acquisition	(14,803)	—
Other	(10)	—

Net cash used in investing activities	(990,823)	(100,535)

Cash flows from financing activities:
Borrowings on long-term debt	531,645	—
Borrowings on bank credit facilities, net	83,310	—
Payments on long-term debt	(26,561)	(88)
Proceeds from exercise of stock options	349	3,824
Purchase of treasury stock	—	(20,584)
Excess tax benefit from equity compensation plans	789	165
Other	(1,270)	(1,251)

Net cash provided by (used in) financing activities	588,262	(17,934)

Increase (decrease) in cash and cash equivalents	(187,235)	51,368
Cash and cash equivalents, beginning of year	195,600	97,836

Cash and cash equivalents, end of period	$8,365	$149,204

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$11,324	$7,948
Income taxes	$19,156	$50,253
Noncash investing activity:
Stock issued in acquisition	$113,019	$—
Cash acquired in acquisition	$4,044	$—

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2011 and December 31, 2010, and the results of operations for the three months and nine months ended September 30, 2011 and 2010.

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

(2)	ACCOUNTING ADOPTION

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 amends the guidance in ASC 350-20, “Intangibles – Goodwill and Other – Goodwill.” Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. This standard is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the effect that ASU 2011-08 will have on its consolidated financial statements.

(3)	ACQUISITIONS

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

K-Sea’s fleet, comprised of 57 tank barges with a capacity of 3.8 million barrels and 63 tugboats, operates along the East Coast, West Coast and Gulf Coast of the United States, as well as in Alaska and Hawaii. K-Sea’s tank barge fleet, 54 of which are double hulled, has an average age of approximately nine years and is one of the youngest fleets in the coastwise trade. K-Sea’s customers include major oil companies and refiners, many of which are current Company customers for inland tank barge services. K-Sea has operating facilities in New York, Philadelphia, Norfolk, Seattle and Honolulu.

The Company considers K-Sea to be a natural progression of the current marine transportation segment, expanding into the coastwise and local based marine transportation business from the predominately inland based marine transportation business.

Total consideration transferred was as follows (in thousands):

Cash consideration paid	$227,617
Cash to retire K-Sea’s outstanding debt	262,791
Stock consideration through issuance of Company common stock	113,019

Fair value of consideration transferred	$603,427

The fair values of the assets acquired and liabilities assumed recorded at the acquisition date were as follows (in thousands):

Assets:
Cash	$4,044
Accounts receivable	36,752
Other current assets	8,881
Property and equipment	500,534
Goodwill	109,421
Deferred income taxes	4,450
Other assets	26,126

Total assets	$690,208

Liabilities:
Accounts payable	$27,279
Accrued liabilities	39,095
Deferred revenues	8,224
Other long-term liabilities	8,100
Non-controlling interests	4,083

Total liabilities	$86,781

Net assets acquired	$603,427

The analysis of the K-Sea fair values above is substantially complete but all fair values have not been finalized pending obtaining the information necessary to complete the analysis. Companies have one year after an acquisition to finalize acquisition accounting under current accounting rules.

As a result of the acquisition, the Company recorded $109,421,000 of goodwill and $11,400,000 of net intangibles. The net intangibles have a weighted average amortization period of approximately 11 years. The Company expects substantially all of the goodwill will be deductible for tax purposes. Acquisition and integration related costs, consisting primarily of legal, audit and other professional fees plus other expenses, of $5,325,000 were expensed as incurred to selling, general and administrative expense in the first nine months of 2011.

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

The Company considers United to be a natural progression of the current diesel engine services segment, expanding into the land-based diesel engines and transmissions service business, especially the pressure pumping and oilfield services market.

Total consideration transferred was as follows (in thousands):

Cash consideration paid	$271,192
Fair value of contingent earnout provision payable in 2014	16,300

Fair value of consideration transferred	$287,492

The fair values of the assets acquired and liabilities assumed recorded at the acquisition date were as follows (in thousands):

Assets:
Accounts receivable	$71,427
Inventories	64,680
Other current assets	1,246
Property and equipment	16,629
Goodwill	132,310
Other assets	75,864

Total assets	$362,156

Liabilities:
Accounts payable	$39,809
Accrued liabilities	7,202
Deferred revenues	27,331
Deferred income taxes	322

Total liabilities	$74,664

Net assets acquired	$287,492

The analysis of the United fair values above is substantially complete but all fair values have not been finalized pending obtaining the information necessary to complete the analysis. Companies have one year after an acquisition to finalize acquisition accounting under current accounting rules.

As a result of the acquisition, the Company recorded $132,310,000 of goodwill and $75,697,000 of intangibles. The intangibles have a weighted average amortization period of approximately 16 years. The Company expects substantially all of the goodwill will be deductible for tax purposes. Acquisition related costs, consisting primarily of legal and audit fees and other expenses, of $760,000 were expensed as incurred to selling, general and administrative expense in the first nine months of 2011.

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

The following unaudited pro forma results present consolidated information as if the United and K-Sea acquisitions had been completed as of January 1, 2010. The pro forma results do not include the acquisitions of Enterprise and Kinder Morgan described above as the effect of these acquisitions would not be materially different from the Company’s actual results.

The pro forma results include the amortization associated with the acquired intangible assets, interest expense associated with the debt used to fund a portion of the acquisitions, the impact of the additional shares issued in connection with the K-Sea acquisition, the impact of certain fair value adjustments such as depreciation adjustments related to adjustments to property and equipment, elimination of K-Sea’s goodwill impairment charge in the second quarter of 2010, and standardization of accounting policies. The pro forma results do not include any cost savings or potential synergies related to the acquisitions nor any integration costs. The pro forma results should not be considered indicative of the results of operations or financial position of the combined companies had the acquisitions had been consummated as of January 1, 2010 and are not necessarily indicative of results of future operations of the Company.

The following table sets forth the Company’s pro forma revenues, net earnings attributable to Kirby, basic net earnings per share and fully diluted net earnings per share attributable to Kirby common stockholders (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010 Pro forma	2011 Pro forma	2010 Pro forma
Revenues	$563,582	$441,074	$1,555,759	$1,236,368
Net earnings attributable to Kirby	$52,734	$38,899	$122,317	$91,232
Net earnings per share attributable to Kirby common stockholders:
Basic	$.95	$.70	$2.20	$1.63
Diluted	$.94	$.70	$2.19	$1.63

(4)	INVENTORIES

The following table presents the details of inventories, net of reserves, as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Finished goods	$110,455	$35,719
Work in process	15,869	3,102

	$126,324	$38,821

(5)	FAIR VALUE MEASUREMENTS

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at September 30, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$12,493	$—	$12,493
Contingent earnout liability	—	—	18,900	18,900

	$—	$12,493	$18,900	$31,393

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$17,576	$—	$17,576

The fair value of the Company’s derivative instruments is more fully described below in Note 6, Derivative Instruments.

In connection with the acquisition of United on April 15, 2011, United’s former owners are eligible to receive a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. The fair value of the contingent earnout liability recorded at the acquisition date was $16,300,000. The fair value of the earnout is based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments. The increase in the fair value of the earnout liability of $2,220,000 and $2,600,000 for the three months and nine months ended September 30, 2011, respectively, was charged to selling, general and administrative expense.

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

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets are adjusted to fair value when there is evidence of impairment. During the nine months ended September 30, 2011, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

(6)	DERIVATIVE INSTRUMENTS

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank revolving credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the London Interbank Offered Rate (“LIBOR”) to quarterly fixed rate payments. As of September 30, 2011, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of September 30, 2011, the Company had forward contracts with notional amounts aggregating $8,484,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the fourth quarter of 2011 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at September 30, 2011 and December 31, 2010 (in thousands):

Liability Derivatives	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Accrued liabilities	$889	$798
Foreign currency contracts	Other long-term liabilities	44	569
Interest rate contracts	Other long-term liabilities	11,560	16,209

Total derivatives designated as hedging instruments under ASC 815		$12,493	$17,576

Total liability derivatives		$12,493	$17,576

Fair value amounts were derived as of September 30, 2011 and December 31, 2010 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 5, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and nine months ended September 30, 2011 and 2010 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended September 30,		Three months ended September 30,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$1,994	$(854)	$(2,183)	$(2,089)
Foreign exchange contracts	Cost of sales and operating expenses	951	(1,373)	30	(105)

Total		$2,945	$(2,227)	$(2,153)	$(2,194)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Nine months ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$4,649	$(3,534)	$(6,460)	$(6,356)
Foreign exchange contracts	Cost of sales and operating expenses	400	(1,921)	(13)	(83)

Total		$5,049	$(5,455)	$(6,473)	$(6,439)

The Company anticipates $5,104,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $517,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

(7)	LONG-TERM DEBT

On May 31, 2011, the Company entered into a Credit Agreement (“Term Loan”) with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of May 31, 2016. The Term Loan provides for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on LIBOR or a base rate calculated with reference to the agent bank’s prime rate, among other factors (the “Alternate Base Rate”). The interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. The Term Loan contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. The primary purpose of the Term Loan was to provide financing for the Company’s acquisition of K-Sea. The acquisition of K-Sea was completed and the Term Loan funded on July 1, 2011. As of September 30, 2011, the Company was in compliance with all Term Loan covenants and had $513,500,000 outstanding under the Term Loan, $32,500,000 of which was classified as current portion of long-term debt.

The Company has a $250,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. On May 31, 2011, the Revolving Credit Facility was amended to conform the interest rate spread to the spread provided in the Term Loan described above. The variable interest rate spread is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. Prior to the May 31, 2011 amendment, the variable interest rate spread was 2.0% over LIBOR for LIBOR loans and 0.5% over the Alternate Base Rate for Alternate Base Rate loans. The commitment fee is currently 0.3%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of September 30, 2011, the Company was in compliance with all Revolving Credit Facility covenants and had $83,310,000 outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $2,286,000 as of September 30, 2011.

The Company has $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. The Company was in compliance with all Senior Notes covenants at September 30, 2011.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2012. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of September 30, 2011. Outstanding letters of credit under the Credit Line were $4,258,000 as of September 30, 2011.

(8) STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Compensation cost	$2,617	$2,291	$7,107	$9,033
Income tax benefit	$1,002	$882	$2,722	$3,478

The Company has two employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock. For both of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to January 25, 2010 are five years and vest ratably over three years. Options granted on or after January 25, 2010 have terms of seven years and vest ratably over three years. At September 30, 2011, 1,211,465 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plans described above for the nine months ended September 30, 2011:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2010	434,447	$33.53
Granted	103,021	$47.01
Exercised	(30,936)	$26.85

Outstanding at September 30, 2011	506,532	$36.68

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at September 30, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$23.98 - $34.40	246,450	3.54	$28.26		126,697	$27.31
$35.66 - $36.94	64,858	0.64	$35.78		62,191	$35.76
$46.74 - $58.28	195,224	3.99	$47.61		92,203	$48.28

$23.98 - $58.28	506,532	3.33	$36.68	$8,082,000	281,091	$36.06	$4,661,000

The following is a summary of the restricted stock award activity under the employee plans described above for the nine months ended September 30, 2011:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2010	499,335	$31.98
Granted	150,612	$46.50
Vested	(161,580)	$33.31
Forfeited	(7,582)	$34.94

Nonvested balance at September 30, 2011	480,785	$36.48

The Company has two director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options can be granted under one of the plans. The 2000 Director Plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted to a director when first elected vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At September 30, 2011, 253,724 shares were available for future grants under the 2000 Director Plan. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

The following is a summary of the stock option activity under the director plans described above for the nine months ended September 30, 2011:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding December 31, 2010	356,429	$34.88
Granted	60,552	$56.42
Exercised	(19,356)	$10.11

Outstanding September 30, 2011	397,625	$39.36

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at September 30, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$12.69 - $17.88	45,814	1.61	$15.78		45,814	$15.78
$20.28 - $29.60	68,433	6.53	$27.15		68,433	$27.15

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$35.17 - $36.82	96,036	4.94	$35.81		96,036	$35.81
$41.24 - $56.45	187,342	8.16	$51.42		138,066	$49.62

$12.69 - $56.45	397,625	6.36	$39.36	$5,279,000	348,349	$36.95	$5,467,000

The following is a summary of the restricted stock award activity under the director plan described above for the nine months ended September 30, 2011:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2010	525	$41.33
Granted	10,490	$56.63
Vested	(1,019)	$48.59

Nonvested balance at September 30, 2011	9,996	$56.65

The total intrinsic value of all stock options exercised under all of the Company’s plans was $1,477,000 and $2,280,000 for the nine months ended September 30, 2011 and 2010, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $565,000 and $878,000 for the nine months ended September 30, 2011 and 2010, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $7,221,000 and $8,349,000 for the nine months ended September 30, 2011 and 2010, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $2,766,000 and $3,214,000 for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, there was $2,224,000 of unrecognized compensation cost related to nonvested stock options and $13,698,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.7 years and restricted stock over approximately 2.9 years. The total fair value of stock options vested was $1,452,000 and $2,498,000 during the nine months ended September 30, 2011 and 2010, respectively. The fair value of the restricted stock vested was $7,221,000 and $8,349,000 for the nine months ended September 30, 2011 and 2010, respectively.

The weighted average per share fair value of options granted during the nine months ended September 30, 2011 and 2010 was $18.84 and $13.81, respectively. The fair value of the options granted during the nine months ended September 30, 2011 and 2010 was $3,081,000 and $2,231,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the nine months ended September 30, 2011 and 2010 were as follows:

	Nine months ended September 30,
	2011	2010
Dividend yield	None	None
Average risk-free interest rate	2.4%	3.1%
Stock price volatility	33%	33%
Estimated option term	Six years or seven years	Six years or seven years

(9) COMPREHENSIVE INCOME

The Company’s total comprehensive income for the three months and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net earnings	$53,594	$30,905	$128,723	$85,459

Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	350	459	567	(1,822)
Foreign currency translation adjustments	(2)	—	(2)	—
Change in fair value of derivative financial instruments	1,851	(1,352)	3,359	(3,415)

Total other comprehensive income (loss), net of taxes	2,199	(893)	3,924	(5,237)

Total comprehensive income, net of taxes	55,793	30,012	132,647	80,222
Net earnings attributable to noncontrolling interests	(860)	(218)	(1,867)	(830)

Comprehensive income attributable to Kirby	$54,933	$29,794	$130,780	$79,392

(10) SEGMENT DATA

The Company’s operations are classified into two reportable business segments as follows:

Marine Transportation – Marine transportation by United States flag vessels of liquid cargoes throughout the United States inland waterway system, coastwise along all three United States coasts, Alaska and Hawaii and, to a lesser extent, United States coastwise transportation of dry-bulk cargoes. The principal products transported include petrochemicals, black oil products, refined petroleum products and agricultural chemicals.

Diesel Engine Services – Overhaul and repair of medium-speed and high-speed diesel engines, reduction gear repair, and sale of related parts and accessories for customers in the marine and power generation applications, and distribution and service of high-speed diesel engines, transmissions, including the manufacturing of hydraulic fracturing equipment, for land-based pressure pumping and oilfield service markets.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and nine months ended September 30, 2011 and 2010 and total assets as of September 30, 2011 and December 31, 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Marine transportation	$351,206	$232,785	$859,495	$682,603
Diesel engine services	212,376	48,532	440,777	140,636

	$563,582	$281,317	$1,300,272	$823,239

Segment profit (loss):
Marine transportation	$78,109	$51,402	$189,168	$143,365
Diesel engine services	21,180	4,500	45,397	13,660
Other	(12,961)	(5,786)	(27,097)	(18,587)

	$86,328	$50,116	$207,468	$138,438

	September 30, 2011	December 31, 2010
Total assets:
Marine transportation	$2,240,528	$1,383,252
Diesel engine services	596,196	185,824
Other	29,782	225,861

	$2,866,506	$1,794,937

The following table presents the details of “Other” segment loss for the three months and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
General corporate expenses	$(7,078)	$(3,175)	$(15,206)	$(10,590)
Gain (loss) on disposition of assets	97	8	71	(55)
Interest expense	(5,974)	(2,750)	(12,085)	(8,115)
Other income (expense)	(6)	131	123	173

	$(12,961)	$(5,786)	$(27,097)	$(18,587)

The following table presents the details of “Other” total assets as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
General corporate assets	$26,208	$222,525
Investment in affiliates	3,574	3,336

	$29,782	$225,861

(11) TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Earnings before taxes on income – United States	$86,328	$50,116	$207,468	$138,438

Provision for taxes on income:
Federal:
Current	$7,125	$(8,727)	$24,110	$18,762
Deferred	21,643	25,605	45,383	28,025
State and local	3,966	2,333	9,252	6,192

	$32,734	$19,211	$78,745	$52,979

(12) EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share of common stock for the three months and nine months ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net earnings attributable to Kirby	$52,734	$30,687	$126,856	$84,629
Undistributed earnings allocated to restricted shares	(468)	(293)	(1,123)	(826)

Income available to Kirby common stockholders - basic	52,266	30,394	125,733	83,803
Undistributed earnings allocated to restricted shares	468	293	1,123	826
Undistributed earnings reallocated to restricted shares	(467)	(293)	(1,119)	(824)

Income available to Kirby common stockholders - diluted	$52,267	$30,394	$125,737	$83,805

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Shares outstanding:
Weighted average common stock issued and outstanding	55,645	53,833	54,334	53,956
Weighted average unvested restricted stock	(494)	(515)	(481)	(526)

Weighted average common stock outstanding - basic	55,151	53,318	53,853	53,430
Dilutive effect of stock options	220	121	213	129

Weighted average common stock outstanding - diluted	55,371	53,439	54,066	53,559

Net earnings per share attributable to Kirby common stockholders:
Basic	$.95	$.57	$2.33	$1.57

Diluted	$.94	$.57	$2.33	$1.56

Certain outstanding options to purchase approximately 154,000 and 323,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2011 and 2010, respectively, as such stock options would have been antidilutive.

(13) RETIREMENT PLANS

The Company sponsors a defined benefit plan for its inland marine transportation vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to contribute between $15,000,000 and $25,000,000 to its pension plan prior to December 31, 2011 to fund its 2011 pension plan obligations. As of September 30, 2011, no 2011 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$1,825	$1,651	$—	$—
Interest cost	2,424	2,255	20	21
Expected return on plan assets	(2,821)	(2,238)	—	—
Amortization:
Actuarial loss	715	759	1	—
Prior service credit	(10)	(21)	—	—

Net periodic benefit cost	$2,133	$2,406	$21	$21

	Pension Benefits
	Pension Plan		SERP
	Nine months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$5,479	$5,164	$—	$—
Interest cost	7,273	7,052	60	63
Expected return on plan assets	(8,466)	(6,999)	—	—
Amortization:
Actuarial loss	2,145	2,372	5	1
Prior service credit	(29)	(66)	—	—

Net periodic benefit cost	$6,402	$7,523	$65	$64

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Other Postretirement Benefits Postretirement Welfare Plan		Other Postretirement Benefits Postretirement Welfare Plan
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	41	43	127	100
Amortization:
Actuarial gain	(148)	(183)	(459)	(427)
Prior service cost	10	155	31	362

Net periodic benefit cost	$(97)	$15	$(301)	$35

(14) CONTINGENCIES

In June 2011, the Company as well as three other companies received correspondence from United States Environmental Protection Agency (“EPA”) concerning ongoing cleanup and restoration activities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Gulfco Marine Maintenance Site (“Gulfco”), located in Freeport, Texas. In prior years, various subsidiaries of the Company utilized a successor to Gulfco to perform tank barge cleaning services, sand blasting and repair on certain Company vessels. The EPA continues to investigate activities at the site to assess additional Potentially Responsible Parties (“PRPs”). Since 2005, four named PRPs have participated in the investigation, cleanup and restoration of the site under an administrative order from EPA. Information received to date indicates that approximately $3,500,000 has been incurred in connection with the cleanup effort in addition to EPA’s oversight costs of approximately $1,800,000. To date, neither the EPA nor the named PRPs have performed an allocation of potential liability in connection with the site nor have they provided requested cost and expenses supporting documentation related to the site. The Company is investigating its activities at the site in order to assess what, if any, liability it has in connection with the site.

In 2009, the Company was named a PRP in addition to a group of approximately 250 named PRPs under CERCLA with respect to a Superfund site, the Portland Harbor Superfund site (“Portland Harbor”) in Portland, Oregon. The site was declared a Superfund site in December 2000 as a result of historical heavily industrialized use due to manufacturing, shipbuilding, petroleum storage and distribution, metals salvaging, and electrical power generation activities which led to contamination of Portland Harbor, an urban and industrial reach of the lower Willamette River located immediately downstream of downtown Portland. The Company’s involvement arises from four spills at the site after it was declared a Superfund site, as a result of predecessor entities’ actions in the area. To date, there is no information suggesting the extent of the costs or damages to be claimed from the 250 noticed PRPs. Based on the nature of the involvement at the Portland Harbor site, the Company believes its potential contribution is de minimis; however, to date neither the EPA nor the named PRPs have performed an allocation of potential liability in connection with the site nor have they provided costs and expenses in connection with the site.

In 2000, the Company and a group of approximately 45 other companies were notified that they are PRPs under the CERCLA with respect to a Superfund site, the Palmer Barge Line Superfund Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs entered into an agreement with the EPA to perform a remedial investigation and feasibility study and, subsequently, a limited remediation was performed and is now complete. During the 2007 third quarter, five new PRPs entered into an agreement with the EPA related to the Palmer site. In July 2008, the EPA sent a letter to approximately 30 PRPs for the Palmer site, including the Company, indicating that it intends to pursue recovery of $2,949,000 of costs it incurred in relation to the site. The Company and the other PRPs continue to discuss suggested pro rata allocations of costs to all PRPs with the EPA and the U.S. Department of Justice (“DOJ”) in order to resolve the EPA’s past costs claim.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $15,093,000 at September 30, 2011, including $9,273,000 in letters of credit and debt guarantees, and $5,820,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s marine transportation segment is dependent on its ability to adequately crew its towboats. The Company’s towboats are crewed with employees who are licensed or certified by the USCG, including its captains, pilots, engineers and tankermen. The success of the Company’s marine transportation segment is dependent on the Company’s ability to adequately crew its towboats. As a result, the Company invests significant resources in training its crews and providing each crew member an opportunity to advance from a deckhand to the captain of a Company towboat. Lifestyle issues are a deterrent for employment as crew members are required to work a 20 days on, 10 days off rotation, or a 30 days on, 15 days off rotation. With the rising unemployment rates during 2008 and 2009 and continued high unemployment rates during 2010 and 2011 associated with the economic recession, crewing levels have remained adequate.

The Company’s coastwise and local marine transportation business depends upon unionized labor for the provision of services in certain geographic areas. Any work stoppages or labor disturbances could disrupt business in those areas. Approximately 49% of K-Sea’s seagoing personnel were employed under a contract with a division of the International Longshoreman’s Association that expired on June 30, 2011. Negotiations between union representatives and the Company continue. Any work stoppages or other labor disturbances could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Secretary of Homeland Security is vested with the authority and discretion to waive the coastwise laws to such extent and upon such terms as she may prescribe whenever she deems that such action is necessary in the interest of national defense. In response to the effects of Hurricanes Katrina and Rita, the Secretary of Homeland Security waived the coastwise laws generally for the transportation of petroleum products from September 1 to September 19, 2005 and from September 26, 2005 to October 24, 2005. In June 2011, the Secretary of the Department of Homeland Security waived the coastwise laws for the transportation of petroleum released from the Strategic Petroleum Reserve. Continued waiver of the coastwise laws, whether in response to natural disasters or otherwise, could result in increased competition from foreign tank vessel operators, which could negatively impact the marine transportation segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, fog and ice, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s annual report on Form 10-K for the year ended December 31, 2010 and in Item 1A - Risk Factors in this Form 10-Q. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the three months and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Weighted average number of common stock - diluted	55,371	53,439	54,066	53,559

The increase in the weighted average number of common shares for both 2011 periods compared with the 2010 periods primarily reflect the issuance of 1,939,234 shares of Company common stock associated with the acquisition of K-Sea, the issuance of restricted stock and the exercise of stock options, partially offset by stock repurchases in the 2010 second, third and fourth quarters.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil products, refined petroleum products and agricultural chemicals by tank barge. As of September 30, 2011, the Company operated a fleet of 827 active inland tank barges, including 44 leased barges, with 16.3 million barrels of capacity, and operated an average of 244 inland towing vessels during the 2011 third quarter, of which an average of 60 were chartered. The Company’s coastwise and local fleet consisted of 57 offshore and local tank barges, three of which are single hull, with 3.8 million barrels of capacity, and 63 coastwise and local towing vessels. The Company also owns and operates four ocean-going barge and tug units transporting dry-bulk commodities in United States coastwise trade. Through its diesel engine services segment the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines and transmissions, pumps and compression products, and manufactures oilfield service equipment, including hydraulic fracturing equipment, for the land-based pressure pumping and oilfield service markets.

For the 2011 third quarter, net earnings attributable to Kirby were $52,734,000, or $.94 per share, on revenues of $563,582,000, compared with 2010 third quarter net earnings attributable to Kirby of $30,687,000, or $.57 per share, on revenues of $281,317,000. For the 2011 first nine months, net earnings attributable to Kirby were $126,856,000, or $2.33 per share, on revenues of $1,300,272,000, compared with the 2010 first nine months net earnings attributable to Kirby of $84,629,000, or $1.56 per share, on revenues of $823,239,000. The 2011 second quarter and first nine months results included the negative impact from high water and flooding throughout the Mississippi River System and along the Gulf Intracoastal Waterway in the Morgan City area, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs.

Marine Transportation

For the 2011 third quarter and first nine months, 62% and 66%, respectively, of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include raw materials for many of the end products used widely by businesses and consumers – plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel and heating oil. Consequently, the Company’s inland marine transportation business tends to mirror the volumes produced by the Company’s petrochemical and refining customer base, while the Company’s coastwise and local marine transportation business tends to mirror the general performance of the United States economy. The 2011 third quarter and first nine months results include the operations of K-Sea, acquired on July 1, 2011, and described above.

The Company’s marine transportation segment’s revenues for the 2011 third quarter and first nine months increased 51% and 26%, respectively, compared with revenue for the 2010 third quarter and first nine months. The segment’s operating income for the third quarter and first nine months of 2011 increased 52% and 32%, respectively, when compared with operating income for the 2010 third quarter and first nine months. For the 2011 third quarter and first nine months, approximately 77% and 88%, respectively, of the marine transportation revenues were from inland marine transportation and 23% and 12%, respectively, were from coastwise and local marine transportation. The higher marine transportation revenues reflected the acquisition of K-Sea on July 1, 2011, as well as a continued improvement in inland tank barge demand and equipment utilization due to strong production volumes from United States petrochemical customers, for both domestic and foreign destinations, and from black oil products customers due to steady refinery production levels, the continued exportation of heavy fuel oil, new demand for the transportation of crude oil from shale formations in South Texas and an increase in crude oil movements from the Midwest to the Gulf Coast. The Company’s inland petrochemical and black oil products fleets achieved tank barge utilization levels in the low-to-mid 90% range during the 2011 third quarter and first nine months. Diesel fuel prices for the 2011 third quarter and first nine months increased 51% and 39%, respectively, compared with the 2010 third quarter and first nine months, thereby positively impacting marine transportation revenue as fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts. Marine transportation revenues for the 2011 first nine months were negatively impacted by the high water and flooding during the 2011 second quarter as described above, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs. For the 2011 third quarter, the Company’s coastwise and local equipment utilization rate was in the mid-to-high 70% range. The Atlantic, Pacific and Hawaii fleets experienced good utilization rates, while the New York harbor fleet reflected a much lower utilization rate due to overcapacity of equipment in the bunkering markets.

During the 2011 third quarter and first nine months, approximately 75% of the inland marine transportation revenues were under term contracts and 25% were spot contract revenues. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 54% and 55%, respectively, of the inland revenues under term contracts during the 2011 third quarter and first nine months compared with 52% and 51%, respectively, during the 2010 third quarter and first nine months. Inland term contract rates renewed in the 2011 first, second and third quarters increased an average of 2% to 4%, 3% to 5% and 7% to 9%, respectively, when compared with term contract rate renewals in the first, second and third quarters of 2010. Spot contract rates in the 2011 first quarter, which include the cost of fuel, increased an average of 5% to 7% compared with the 2010 fourth quarter, while spot market rates for the 2011 second quarter increased an average of 7% to 9% compared with the 2011 first quarter, partially due to the high water and flooding during the quarter that increased industry wide equipment utilization levels. Spot contracts rates for the 2011 third quarter increased an average of 9% to 11% compared with the 2011 second quarter. Effective January 1, 2011, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts by 1% to 2%, excluding fuel.

During the 2011 third quarter, approximately 60% of the coastwise and local marine transportation revenues were under term contracts and 40% were spot contracts revenue. Coastwise and local time charters represented approximately 90% of the revenues under term contracts during the 2011 third quarter.

For the coastwise and local operations, term contracts renewed in the 2011 third quarter were relatively stable compared with contract rate renewals in the 2010 third quarter and spot contract rates improved in the 2% to 4% range compared with the 2011 second quarter.

The marine transportation operating margin for the 2011 third quarter was 22.2% compared with 22.1% for the 2010 third quarter and 22.0% for the 2011 first nine months compared with 21.0% for the 2010 first nine months, reflecting the improved petrochemical and black oil products demand and equipment utilization levels, and higher term contract and spot contract pricing. These were partially offset by the lower operating margins from the coastwise and local market, by the cost impact of rising diesel fuel prices and by the 2011 second quarter loss of revenue and the additional operating expenses resulting from the high water and flooding as discussed above.

Diesel Engine Services

For the 2011 third quarter and first nine months, approximately 38% and 34%, respectively, of the Company’s revenue was generated by the diesel engine services segment, of which 18% and 25% was generated through service, 20% and 23% from direct parts sales, and 62% and 52% through manufacturing, respectively. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine, power generation engine services market and the land-based pressure pumping and oilfield services industries. The 2011 third quarter and first nine months results include the operations of United, acquired on April 15, 2011, and described above.

The Company’s diesel engine services segment’s 2011 third quarter revenue and operating income increased 338% and 371%, respectively, compared with the third quarter of 2010. For the first nine months of 2011, revenues and operating income increased 213% and 232%, respectively, compared with the 2010 first nine months. The increase in revenues and operating income primarily reflected the acquisition of United on April 15, 2011, as United benefited from the strong demand for the manufacture and service of hydraulic fracturing equipment to meet the increased North American shale gas and crude oil production, and from the sale of transmissions and diesel engines and manufacture of compressor systems. In addition, the increase in revenues and operating income reflected a stronger medium-speed power generation market with engine-generator set upgrade projects and higher parts and engine sales, partially offset by continued weak service levels and direct parts sales in both the medium-speed and high-speed Gulf Coast oil services market.

The diesel engine services segment’s operating margin for the 2011 third quarter was 10.0% compared with 9.3% for the third quarter of 2010. For the 2011 first nine months, the operating margin was 10.3% compared with 9.7% for the 2010 first nine months. The favorable operating margins for both 2011 periods reflected a stronger power generation market and higher than historical operating margin for United, primarily the result of the higher volume leverage.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flows during the 2011 first nine months, with net cash provided by operating activities of $215,326,000 compared with net cash provided by operating activities for the 2010 first nine months of $169,837,000. The 27% increase for the 2011 first nine months was primarily from higher net earnings attributable to Kirby, higher depreciation and amortization and a higher deferred tax provision in 2011 versus 2010, partially offset by a larger net decrease in cash flows from changes in operating assets and liabilities of $33,349,000, primarily due to increased receivables and inventories associated with the stronger business activity levels. In addition, during the 2011 and 2010 first nine months, the Company generated cash of $349,000 and $3,824,000, respectively, from the exercise of stock options, and $3,967,000 and $7,501,000, respectively, from proceeds from the disposition of assets.

For the 2011 first nine months, cash generated, borrowings under the Company’s Revolving Credit Facility, the new Term Loan, and cash and cash equivalents were used for capital expenditures of $163,210,000, including $94,403,000 for inland tank barge and towboat construction, $15,701,000 for progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units scheduled for completion in 2012 and $53,106,000 primarily for upgrading the existing marine transportation fleet, and $816,767,000 for acquisitions of businesses and marine equipment. The Company’s debt-to-capitalization ratio increased to 36.0% at September 30, 2011 from 14.7% at December 31, 2010, primarily due to the new Term Loan to purchase K-Sea and borrowings under the Company’s Revolving Credit Facility to purchase United, less the increase in total equity from net earnings attributable to Kirby for the 2011 first nine months of $126,856,000, stock issued with a fair value of $113,019,000 in connection with the acquisition of K-Sea, exercise of stock options and the amortization of unearned equity compensation. As of September 30, 2011, the Company had $83,310,000 outstanding under its Revolving Credit Facility and $513,500,000 outstanding under the Term Loan, of which $32,500,000 was classified as current portion of long-term debt.

The Company projects that capital expenditures for 2011 will be in the $225,000,000 to $235,000,000 range, including approximately $120,000,000 for the construction of 40 inland tank barges, two inland towboats, progress payments on 2012 inland tank barge and towboat construction, and approximately $35,000,000 in progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units for delivery in the second half of 2012 with an estimated total cost of $50,000,000 for each unit. The remaining payments on the two offshore articulated dry-bulk barge and tug units will be made in 2012. During the 2011 first nine months, the Company took delivery of 32 inland tank barges and five chartered inland tank barges with a total capacity of approximately 955,000 barrels. During the 2011 first nine months, the Company also retired 51 inland tank barges and returned four chartered tank barges, reducing its capacity by approximately 980,000 barrels.

Outlook

Petrochemical and black oil products inland tank barge utilization levels continued to improve during the 2011 third quarter and first nine months, reaching the highest utilization levels, in the low to mid 90% range, since the third quarter of 2008. While the United States economy continues to remain sluggish, with consistently high unemployment levels and weak consumer confidence, the United States petrochemical industry has seen a steady improvement in production for both domestic consumption and exports. Lower priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers. As a result, United

States petrochemical production improved during the 2010 year and has continued to improve during the 2011 first nine months, thereby producing increased marine transportation volumes for basic petrochemicals to both domestic consumers and terminals for export destinations. The black oil products market also continued to improve during the 2011 first nine months, primarily due to a stable United States refinery utilization level aided by the exportation of diesel fuel and heavy fuel oil, refinery maintenance issues and new demand for the transportation of crude oil from shale formations in South Texas, as well as increases in crude oil movements from the Midwest to the Gulf Coast. The coastwise and local liquid trade is more reflective of the United States economy.

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

During 2009 and 2010, the marine transportation segment was negatively impacted by excess industry inland tank barge capacity. At the end of 2010, the Company estimated there were approximately 3,100 inland tank barges in the industry fleet, of which approximately 500 were over 35 years old and approximately 250 of those over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new barges that will enter the fleet. The Company estimates that 150 inland tank barges will be constructed during 2011and a similar number may be retired.

With the acquisition of K-Sea on July 1, 2011, the marine transportation segment expanded its liquid transportation segment into the United States Jones Act coastwise and local trade. K-Sea’s principal customers are United States refiners, many of which are current customers of the Company. The acquisition extended the Company’s tank barge service to its customers with United States coastwise marine transportation requirements on the East, Gulf and West Coasts, as well as in Alaska and Hawaii. As of September 30, 2011, the Company estimated there were approximately 275 tank barges in the coastwise and local fleet, of which approximately 10% are single hulled and will be required to be removed from service by the end of 2014. The Company presently operates three single hull tank barges in the coastwise and local trade.

In the diesel engine services segment, the Gulf Coast oil services market~~s~~ remained depressed during the 2011 first nine months and with the recent issuance of Gulf of Mexico drilling permits should show a slow improvement during the 2011 fourth quarter and the 2012 year as drilling activity increases. With the acquisition of United on April 15, 2011, the segment entered the land-based diesel engine and transmission services business. United manufactures oilfield service equipment, including hydraulic fracturing units and services their components, which include high-speed diesel engines, transmissions and pumps, many of the same components used by marine customers. With an estimated 10 million horsepower employed in the North American hydraulic fracturing business, and with significant additional horsepower forecast to be added in the future, United is well positioned to benefit from a strong land-based services market going forward, especially in the servicing and parts distribution of engines and transmissions used in the land-based oil and gas industry.

Acquisitions

On July 1, 2011, the Company completed the acquisition of K-Sea, an operator of tank barges and tugboats participating in the coastwise and local transportation primarily of refined petroleum products in the United States. The total value of the transaction was $603,427,000, excluding transaction fees, consisting of $227,617,000 of cash paid to K-Sea common and preferred unit holders and the general partner, $262,791,000 of cash to retire K-Sea’s outstanding debt, and $113,019,000 through the issuance of 1,939,234 shares of Company common stock valued at $58.28 per share, the Company’s closing share price on July 1, 2011. The transaction was financed through a combination of the new $540,000,000 Term Loan and the issuance of Company common stock.

K-Sea’s fleet, comprised of 57 coastwise and local tank barges with a capacity of 3.8 million barrels and 63 towing vessels, operates along the East Coast, West Coast and Gulf Coast of the United States, as well as in Alaska and Hawaii. K-Sea’s tank barge fleet, 54 of which are double hulled, has an average age of approximately nine years and is one of the youngest fleets in the coastwise and local trade. K-Sea’s customers include major oil companies and refiners, many of which are current Company customers for inland tank barge services. K-Sea has operating facilities in New York, Philadelphia, Norfolk, Seattle and Honolulu.

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

Results of Operations

The Company reported 2011 third quarter net earnings attributable to Kirby of $52,734,000, or $.94 per share, on revenues of $563,582,000, compared with 2010 third quarter net earnings attributable to Kirby of $30,687,000, or $.57 per share, on revenues of $281,317,000. Net earnings attributable to Kirby for the 2011 first nine months were $126,856,000, or $2.33 per share, on revenues of $1,300,272,000 compared with net earnings attributable to Kirby for the 2010 first nine months of $84,629,000, or $1.56 per share, on revenues of $823,239,000.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2011 third quarter compared with the third quarter of 2010, the first nine months of 2011 compared with the first nine months of 2010 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2011	%	2010	%	2011	%	2010	%
Marine transportation	$351,206	62%	$232,785	83%	$859,495	66%	$682,603	83%
Diesel engine services	212,376	38	48,532	17	440,777	34	140,636	17

	$563,582	100%	$281,317	100%	$1,300,272	100%	$823,239	100%

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels, transporting petrochemicals, black oil products, refined petroleum products and agricultural chemicals along the United States inland waterways, coastwise along all three United States coasts and in Alaska and Hawaii. As of September 30, 2011, the Company operated 827 active inland tank barges, with a total capacity of 16.3 million barrels, compared with 850 active inland tank barges at September 30, 2010, with a total capacity of 16.4 million barrels. The Company operated an average of 244 active inland towing vessels during the 2011 third quarter and 241 during the 2011 first nine months compared with 217 during the third quarter of 2010 and 221 during the first nine months of 2010. The Company’s coastwise and local fleet consisted of 57 coastwise and local tank barges, three of which are single hull, with 3.8 million barrels of capacity, and 63 coastwise and local towing vessels. The Company owns and operates four offshore dry-bulk barge and tug units engaged in the coastwise transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2011 compared with the three months and nine months ended September 30, 2010 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
Marine transportation revenues	$351,206	$232,785	51%	$859,495	$682,603	26%

Costs and expenses:
Costs of sales and operating expenses	210,810	135,897	55	515,250	402,551	28
Selling, general and administrative	27,052	20,237	34	65,856	61,971	6
Taxes, other than on income	2,786	2,809	(1)	9,352	9,325	—
Depreciation and amortization	32,449	22,440	45	79,869	65,391	22

	273,097	181,383	51	670,327	539,238	24

Operating income	$78,109	$51,402	52%	$189,168	$143,365	32%

Operating margins	22.2%	22.1%		22.0%	21.0%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the 2011 third quarter and first nine months, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2011 Third Quarter Revenue Distribution	2011 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	50%	58%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Black Oil Products	16%	18%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	7%	7%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	4%	5%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Coastwise and Local	23%	12%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ship Bunkers, Coal, Limestone Rock	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization, Fuel for Ships, Power Generation, Cement Production

Marine transportation revenues for the 2011 third quarter and first nine months increased 51% and 26% when compared with the 2010 third quarter and first nine months, respectively. The coastwise and local market, significantly expanded with the acquisition of K-Sea on July 1, 2011, contributed 23% and 12% of 2011 third quarter and first nine months marine transportation revenues, respectively. The increases also reflected strong United States petrochemical production levels and stable refinery production levels, resulting in high utilization levels for the inland tank barge fleet, as well as favorable term and spot contract pricing. In addition, average diesel fuel prices for the 2011 third quarter and first nine months increased 51% and 39%, respectively, compared with the 2010 third quarter and first nine months, thereby positively impacting marine transportation revenues since fuel price increases are covered by fuel escalation and de-escalation clauses in the Company’s term contracts. Marine transportation revenues for the 2011 second quarter and first nine months were negatively impacted from high water and flooding throughout the Mississippi River System and along the Gulf Intracoastal Waterway in the Morgan City area, net of certain revenues recovered from contracts with terms that provide reimbursements for delays.

The petrochemical market, the Company’s largest market, contributed 50% and 58% of the marine transportation revenues for the 2011 third quarter and first nine months, respectively. During the 2011 first nine months, petrochemical demand reflected a continued improvement in business levels. Lower priced natural gas, a basic feedstock for the United States petrochemical industry, provided the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production continued to improve during the 2011 first nine months, thereby producing increased marine transportation volumes for the movement of basic petrochemicals for both domestic consumers and terminals for export destinations.

The black oil products market, which contributed 16% and 18% of 2011 third quarter and first nine months marine transportation revenues, respectively, also saw demand improve during the first, second and third quarters, driven by the continued steady refinery production levels, exportation of heavy fuel oil, refinery maintenance activity and new demand for crude oil transportation from the Eagle Ford shale formations in South Texas and increased demand for the movement of crude oil downriver from the Midwest to the Gulf Coast. As a result, the Company’s inland petrochemical and black oil products fleets achieved tank barge utilization levels in the low-to-mid 90% range during the 2011 third quarter and first nine months.

The refined petroleum products market, which contributed 7% of 2011 third quarter and first nine months marine transportation revenues, reflected continued lower demand for movements of products, consistent with prevailing conditions in the United States economy, partially offset by an improvement of river ethanol volumes. The agricultural chemical market, which contributed 4% and 5% of 2011 third quarter and first nine months marine transportation revenues, respectively, reflected an early Midwest spring fill in the first quarter, a very weak second quarter as the spring Midwest inventory fill was significantly curtailed due to the heavy rain and flooding which reduced farmers’ ability to apply fertilizer, and the beginning of the fall fill late in the third quarter.

The coastwise and local market, which contributed 23% and 12% of 2011 third quarter and first nine months revenues, respectively, includes the 57 K-Sea tank barges and the four offshore dry-bulk barge and tug units engaged in the coastwise transportation of dry-bulk cargoes. For the 2011 third quarter, the Company’s coastwise and local equipment utilization rate was in the mid-to-high 70% range, with the Atlantic, Pacific and Hawaii fleets experiencing good equipment utilization while the New York harbor reflected a much lower utilization rate due to overcapacity of equipment in the bunkering markets.

For the third quarter of 2011, the inland operations of the marine transportation segment incurred 1,111 delay days, 10% more than the 1,006 delay days that occurred in the 2010 third quarter. For the 2011 first nine months, 5,056 delay days occurred, 18% more than the 4,274 delay days that occurred in the 2010 first nine months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions and other navigational factors. The 2011 first quarter delay days reflected more severe winter weather conditions, including ice, fog and high water conditions during portions of the quarter. The 2011 second quarter experienced record high water and flooding throughout the Mississippi River System and a portion of the Gulf Intracoastal Waterway near Morgan City. The 2011 third quarter reflected more normal weather conditions and water levels. This compares with the 2010 first, second and third quarters that experienced more normal weather conditions and water levels. The higher 2011 first and second quarter delay days led to increased operating expenses compared with the comparable quarters of 2010.

During the 2011 and 2010 third quarters and first nine months, approximately 75% of the marine transportation’s inland operations revenues were under term contracts and 25% were spot contract revenues. Inland operations time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 54% and 55%, respectively, of the revenues under term contracts during the 2011 third quarter and first nine months, respectively, compared with 52% and 51%, respectively, in the 2010 third quarter and first nine months. The 75% term contract and 25% spot contract mix provides the marine transportation’s inland operations with a predictable revenue stream.

During the 2011 third quarter, approximately 60% of the coastwise and local operations marine transportation revenues were under term contracts and 40% were spot contract revenues. Coastwise and local time charters represented approximately 90% of the revenues under term contracts during the 2011 third quarter.

Inland operations term contract rates renewed in the 2011 first quarter increased an average of 2% to 4% compared with term contract rate renewals in the first quarter of 2010. For the 2011 second quarter, term contracts renewed increased an average of 3% to 5% compared with term contract renewals in the second quarter of 2010. For the 2011 third quarter, term contracts renewed increased an average of 7% to 9% compared with term contract renewals in the third quarter of 2010. Spot contract rates in the 2011 first quarter, which include the cost of fuel, increased an average of 5% to 7% compared with the 2010 fourth quarter, while spot market rates for the second quarter increased an average of 7% to 9% compared with the 2011 first quarter, principally due to higher equipment utilization levels, improved volumes and the high water and flooding during the quarter. For the 2011 third quarter, spot contract rates increased an average of 9% to 11% compared with the 2011 second quarter, principally due to higher equipment utilization levels and improved volumes. Effective January 1, 2011, annual escalators for labor and the producer price index on a number of inland operation multi-year contracts resulted in rate increases on those contracts by 1% to 2%, excluding fuel.

For the coastwise and local operations, term contracts renewed in the 2011 third quarter were relatively stable compared with contract rate renewals in the 2010 third quarter and spot contract rates improved in the 2% to 4% range compared with the 2011 second quarter.

Marine Transportation Costs and Expenses

Costs and expenses for the 2011 third quarter and first nine months increased 51% and 24%, respectively, compared with the 2010 third quarter and first nine months. The increase in each cost and expense category was partially attributable to the K-Sea acquisition, as well as higher costs and expenses due to improved inland operations demand and higher diesel fuel costs. In addition, unfavorable winter weather and operating conditions during the 2011 first quarter and high water and flooding throughout the Mississippi River System during the 2011 second quarter increased operating expenses for the 2011 first nine months.

Costs of sales and operating expenses for the 2011 third quarter and first nine months increased 55% and 28%, respectively, compared with the third quarter and first nine months of 2010, reflecting the acquisition of K-Sea and higher expenses associated with the increased inland operation demand and higher diesel fuel costs as noted below. For the 2011 first nine months, the increased costs of sales and operating expenses included the costs and expenses associated with the high water and flooding during the second quarter as discussed above.

The inland operations of the marine transportation segment operated an average of 244 towboats during the 2011 third quarter, of which an average of 60 were chartered, compared with 217 during the 2010 third quarter, of which an average of 50 were chartered. During the 2011 first nine months, the segment operated an average of 241 towboats, of which an average of 62 were chartered, compared with 221 towboats operated during the 2010 first nine months, of which an average of 56 were chartered. The 2011 third quarter and first nine months average includes the 16 towboats and tugboats purchased in the Enterprise and Kinder Morgan acquisitions. The increase in the number of towboats operated was a reflection of the higher tank barge utilization levels in the petrochemical and black oil products markets during the 2011 first nine months and additional towboats chartered during the 2011 second quarter due to the high water and flooding and restrictions placed on the industry regarding tow sizes and horsepower requirements, daytime travel only restrictions, and assist towboat requirements at bridges, locks, certain sections of affected waterways and barge fleeting areas. As demand increases or decreases, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2011 third quarter, the Company’s inland operation consumed 11.3 million gallons of diesel fuel compared to 10.8 million gallons consumed during the 2010 third quarter. For the 2011 first nine months, the Company’s inland operations consumed 33.7 million gallons of diesel fuel compared with 32.4 million gallons during the 2010 first nine months. The average price per gallon of diesel fuel consumed during the 2011 third quarter was $3.27, an increase of 51% compared with $2.17 per gallon for the third quarter of 2010, and $3.06 per gallon for the 2011 first nine months, an increase of 39% compared with $2.20 per gallon for the 2010 first nine months. Fuel escalation and de-escalation clauses are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2011 third quarter and first nine months increased 34% and 6%, respectively, compared with the 2010 third quarter and first nine months, reflecting the third quarter expenses of K-Sea and higher incentive compensation. The 2010 first quarter and first nine months included a retirement and shore staff reduction charge of $2,724,000.

Depreciation and amortization for the 2011 third quarter and first nine months increased 45% and 22%, respectively, compared with the 2010 third quarter and first nine months. The increases were primarily attributable to the K-Sea acquisition, increased capital expenditures, including new tank barges and towboats, and the acquisition in February 2011 of 21 tank barges and 15 inland towboats from Enterprise.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2011 third quarter and first nine months increased 52% and 32%, respectively, compared with the 2010 third quarter and first nine months. The operating margin was 22.2% for the 2011 third quarter compared with 22.1% for the 2010 third quarter and 22.0% for the 2011 first nine months compared with 21.0% for the 2010 first nine months. The higher operating income and operating margins for both comparable periods were a reflection of higher inland tank barge utilization in the petrochemical and black oil products markets, and higher inland term and spot contract rates negotiated during the 2011 third quarter and first nine months. In addition, the higher operating income for both periods reflected the third quarter operating income of K-Sea. Both the 2011 third quarter and first nine months operating margins were partially offset by lower operating margins from the coastwise and local market and the 2011 first nine months by the impact of the high water and flooding as discussed above.

Diesel Engine Services

The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines, transmissions, reduction gears, pumps and compression products, maintains facilities to rebuild component parts or entire medium-speed and high-speed diesel engines, transmissions and entire reduction gears, and manufactures oilfield service equipment, including hydraulic fracturing equipment. The Company primarily services the marine, power generation, oilfield service, and land-based oil and gas operator and producer markets.

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2011 compared with the three months and nine months ended September 30, 2010 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
Diesel engine services revenues	$212,376	$48,532	338%	$440,777	$140,636	213%

Costs and expenses:
Costs of sales and operating expenses	167,710	36,132	364	343,678	103,357	233
Selling, general and administrative	19,405	6,639	192	42,435	19,683	116
Taxes, other than on income	448	272	65	1,082	822	32
Depreciation and amortization	3,633	989	267	8,185	3,114	163

	191,196	44,032	334	395,380	126,976	211

Operating income	$21,180	$4,500	371%	$45,397	$13,660	232%

Operating margins	10.0%	9.3%		10.3%	9.7%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company’s diesel engine services segment, the revenue distribution for the third quarter and first nine months of 2011 and the customers for each market:

Markets Serviced	2011 Third Quarter Revenue Distribution	2011 Nine Months Revenue Distribution	Customers
Land-Based	78%	65%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, Compression Service, Transportation

Marine	16%	23%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers

Power Generation	6%	10%	Standby Power Generation, Pumping Stations

Markets Serviced	2011 Third Quarter Revenue Distribution	2011 Nine Months Revenue Distribution	Customers

Railroad	—%	2%	Passenger (Transit Systems), Class II, Shortline, Industrial

Diesel engine services revenues for the 2011 third quarter and first nine months increased 338% and 213%, respectively, compared with the 2011 corresponding periods, primarily attributable to the United acquisition on April 15, 2011. United generated 78% and 65% of the segment’s revenue for the 2011 third quarter and first nine months, respectively, benefiting from the strong demand for the manufacture and service of hydraulic fracturing equipment to meet the increased North American shale formation drilling activity, as well as from the sale of transmissions and diesel engines and manufacture of compressor systems. In addition, the increase in revenues for the 2011 third quarter and first nine months reflected a stronger medium-speed power generation market with engine-generator set upgrade projects and higher parts and engine sales. The 2011 second quarter was negatively impacted by the closure of the segment’s Paducah, Kentucky facility due to the flooding of the Ohio River during portions of May and June 2011. Both 2011 periods reflected continued weak service levels and direct parts sales in the Gulf Coast oil services market as customers continued to defer major maintenance projects.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2011 third quarter increased 334% compared with the 2010 third quarter and 211% for the 2011 first nine months compared with the 2010 first nine months. The significant increase in each cost and expense category was primarily attributable to the United acquisition. In addition, the increase in costs of sales and operating expenses reflected the higher power generation engine-generator set upgrade projects and higher parts and engine sales.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2011 third quarter and first nine months increased 371% and 232%, respectively, compared with the 2010 corresponding periods. The significant increase in operating income reflected the earnings from the United acquisition and the strong power generation market noted above. The operating margin for the 2011 third quarter was 10.0% compared with 9.3% for the 2010 third quarter and 10.3% for the 2011 first nine months compared with 9.7% for the 2010 first nine months. The favorable operating margins for both 2011 periods reflected the higher than historical operating margin for United, primarily the result of the higher volume leverage, and a stronger power generation market.

General Corporate Expenses

General corporate expenses for the 2011 third quarter were $7,078,000, a 123% increase compared with $3,175,000 for the third quarter of 2010. For the first nine months of 2011, general corporate expenses were $15,206,000, a 44% increase compared with $10,590,000 for the first nine months of 2010. The increases for both 2011 periods included legal, investment banking and transaction expenditures associated with the 2011 acquisitions of United and K-Sea as disclosed above. The 2010 first nine months included a $1,088,000 first quarter charge for retirements and staff reductions.

Loss/Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $97,000 for the 2011 third quarter compared with a net gain on disposition of assets of $8,000 for the 2010 third quarter. For the 2011 first nine months, the Company reported a net gain on disposition of assets of $71,000 compared with a net loss on disposition of assets of $55,000 for the first nine months of 2010. The net gains and losses were predominantly from the sale of retired marine equipment.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months and nine months ended September 30, 2011 compared with the three months and nine months ended September 30, 2010 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
Other income (expense)	$(6)	$131	N/A	$123	$173	(29)%
Noncontrolling interests	$(860)	$(218)	294%	$(1,867)	$(830)	125%
Interest expense	$(5,974)	$(2,750)	117%	$(12,085)	$(8,115)	49%

Interest Expense

Interest expense for the 2011 third quarter and first nine months increased 117% and 49%, respectively, compared with the third quarter and first nine months of 2010, primarily the result of borrowings under the Revolving Credit Facility to finance the United acquisition and the $540,000,000 Term Loan to finance the K-Sea acquisition. The average debt and average interest rate for the 2011 and 2010 third quarters, including the effect of interest rate swaps, were $826,960,000 and 2.9%, and $200,186,000 and 5.5%, respectively. For the first nine months of 2011 and 2010, the average debt and average interest rate, including the effect of interest rate swaps, were $439,268,000 and 3.7%, and $200,209,000 and 5.4%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of September 30, 2011 were $2,866,506,000, an increase of 60% compared with $1,794,937,000 as of December 31, 2010. The September 30, 2011 total assets reflected the acquisition in July 2011 of K-Sea for $603,427,000 in cash and the issuance of Company common stock, the purchase in April 2011 of United for $271,192,000 in cash plus an earnout provision payable in 2014 and the purchase in February 2011 of tank barges and towboats from Enterprise for $53,200,000 in cash, more fully described under Acquisitions above. The following table sets forth the significant components of the balance sheet as of September 30, 2011 compared with December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010	% Change
Assets:
Current assets	$496,549	$425,915	17%
Property and equipment, net	1,764,168	1,118,161	58
Goodwill, net	478,923	228,873	109
Other assets	126,866	21,988	477

	$2,866,506	$1,794,937	60%

Liabilities and stockholders’ equity:
Current liabilities	$333,348	$160,259	108%
Long-term debt – less current portion	764,311	200,006	282
Deferred income taxes	280,260	231,775	21
Other long-term liabilities	70,830	43,758	62
Total equity	1,417,757	1,159,139	22

	$2,866,506	$1,794,937	60%

Current assets as of September 30, 2011 increased 17% compared with current assets as of December 31, 2010. Cash and cash equivalents decreased 96% compared with December 31, 2010, reflecting the use of existing cash for the purchase of the tank barges and towboats from Enterprise and the use of cash for a portion of the purchase of United. Trade accounts receivable increased 99%, primarily reflecting the acquisitions of K-Sea and United, as well as higher revenues from the inland operations of the marine transportation segment, partially associated with the pass through to marine transportation customers of higher fuel costs as fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts. Inventory in the diesel engine services segment increased 225%, reflecting the inventory acquired with the United acquisition and building of inventories at United to meet current business activity levels, partially offset by lower inventory levels associated with the continued weak marine oil services market. Prepaid expenses and other current assets increased 105%, primarily attributable to an increase in prepaid fuel due to higher fuel prices for the marine transportation segment and an increase in prepaid insurance premiums primarily attributable to the United and K-Sea acquisitions. Deferred income taxes increased 78% primarily due to the acquisition of K-Sea and United and bonus tax depreciation described below.

Property and equipment, net of accumulated depreciation, at September 30, 2011 increased 58% compared with December 31, 2010. The increase reflected $163,210,000 of capital expenditures for the 2011 first nine months, more fully described under Capital Expenditures below, the fair value of the property and equipment acquired in acquisitions of $570,516,000, and the purchase of a towboat from Kinder Morgan for $1,250,000, less $85,074,000 of depreciation expense for the first nine months of 2011 and $3,895,000 of property disposals during the 2011 first nine months.

Goodwill as of September 30, 2011 increased 109% compared with December 31, 2010, predominately reflecting the goodwill recorded in the K-Sea, United, Enterprise and Kinder Morgan acquisitions.

Other assets as of September 30, 2011 increased 477% compared with December 31, 2010, primarily reflecting other assets acquired in acquisitions, including intangible assets other than goodwill.

Current liabilities as of September 30, 2011 increased 108% compared with December 31, 2010, primarily reflecting the current liabilities of K-Sea and United. The current portion of long-term debt at September 30, 2011 reflects the classification of $32,500,000 of the Term Loan as current. Accounts payable increased 109%, a reflection of the K-Sea and United acquisitions, as well as higher voyage and charter boat expenditures associated with higher business activity levels in the marine transportation segment. Accrued liabilities increased 53%, the majority of which was attributable to the K-Sea and United acquisitions. The 166% increase in deferred revenues primarily reflected the United and K-Sea acquisitions.

Long-term debt, less current portion, as of September 30, 2011 increased 282% compared with December 31, 2010, primarily reflecting the borrowings under the Company’s Revolving Credit Facility in April 2011 to finance the United acquisition and the $540,000,000 Term Loan in July 2011 to finance the K-Sea acquisition, less payments on the Revolving Credit Facility and the Term Loan.

Deferred income taxes as of September 30, 2011 increased 21% compared with December 31, 2010. The increase was primarily due to the 2011 first nine months deferred income tax provision of $45,383,000. The deferred tax provision was primarily due to bonus tax depreciation on qualifying expenditures due to the Tax Relief Act that provides 100% bonus tax depreciation for capital investments placed in service after September 8, 2010 through December 31, 2011.

Other long-term liabilities as of September 30, 2011 increased 62% compared with December 31, 2010, primarily reflecting the fair value of the earnout provision related to the United acquisition and pension plan accruals.

Total equity as of September 30, 2011 increased 22% compared with December 31, 2010. The increase was the result of $126,856,000 of net earnings attributable to Kirby for the first nine months of 2011, a $2,740,000 decrease in treasury stock, a $3,924,000 increase in accumulated OCI, stock issued with a fair value of $113,019,000 in connection with the acquisition of K-Sea and a $8,570,000 increase in noncontrolling interests. The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock. The increase in accumulated OCI primarily resulted from the net change in fair value of interest rate swap agreements, net of taxes, more fully described under Fair Value of Derivative Instruments below and the decrease in unrecognized losses related to the Company’s defined benefit plans. The increase in noncontrolling interests reflected the purchase in February 2011 of a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel from Kinder Morgan and a 50% interest in a coastwise tank barge acquired as part of the K-Sea acquisition.

Long-Term Financing

On May 31, 2011, the Company entered into a Term Loan with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of May 31, 2016. The Term Loan was funded on July 1, 2011 to provide financing for the K-Sea acquisition. The Term Loan provided for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on the LIBOR or the Alternate Base Rate calculated with reference to the agent bank’s prime rate, among other factors. The interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. The Term Loan contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. As of September 30, 2011, the Company was in compliance with all Term Loan covenants and had $513,500,000 outstanding under the Term Loan, $32,500,000 of which was classified as current portion of long-term debt.

The Company has a $250,000,000 unsecured Revolving Credit Facility with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. On May 31, 2011, the Revolving Credit Facility was amended to conform the interest rate spread to the spread provided in the Term Loan described above. The variable interest rate spread is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. Prior to the May 31, 2011 amendment, the variable interest rate spread was 2.0% over LIBOR for LIBOR loans and 0.5% over the Alternate Base Rate for Alternate Base Rate loans. The commitment fee is currently 0.3%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of September 30, 2011, the Company was in compliance with all Revolving Credit Facility covenants and had $83,310,000 outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $2,286,000 as of September 30, 2011.

The Company has $200,000,000 of unsecured floating rate Senior Notes due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. The Company was in compliance with all Senior Notes covenants at September 30, 2011.

The Company has a $10,000,000 Credit Line with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2012. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of September 30, 2011. Outstanding letters of credit under the Credit Line were $4,258,000 as of September 30, 2011.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank revolving credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the LIBOR to quarterly fixed rate payments. As of September 30, 2011, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of September 30, 2011, the Company had forward contracts with notional amounts aggregating $8,484,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the fourth quarter of 2011 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at September 30, 2011 and December 31, 2010 (in thousands):

Liability Derivatives	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Accrued liabilities	$889	$798
Foreign currency contracts	Other long- term liabilities	44	569
Interest rate contracts	Other long-term liabilities	11,560	16,209

Total derivatives designated as hedging instruments under ASC 815		$12,493	$17,576

Total liability derivatives		$12,493	$17,576

Fair value amounts were derived as of September 30, 2011 and December 31, 2010 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 5, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and nine months ended September 30, 2011 and 2010 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended September 30,		Three months ended September 30,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$1,994	$(854)	$(2,183)	$(2,089)
Foreign exchange contracts	Cost of sales and operating expenses	951	(1,373)	30	(105)

Total		$2,945	$(2,227)	$(2,153)	$(2,194)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Nine months ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$4,649	$(3,534)	$(6,460)	$(6,356)
Foreign exchange contracts	Cost of sales and operating expenses	400	(1,921)	(13)	(83)

Total		$5,049	$(5,455)	$(6,473)	$(6,439)

The Company anticipates $5,104,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $517,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

Capital Expenditures

Capital expenditures for the 2011 first nine months were $163,210,000, of which $94,403,000 was for construction of inland tank barges and towboats and construction, $15,701,000 for progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units scheduled for completion in the second half of 2012, and $53,106,000 was primarily for upgrading of the existing inland, coastwise and local marine transportation fleets. Capital expenditures for the 2010 first nine months were $108,036,000, of which $60,330,000 was for construction of inland tank barges and towboats, and $47,706,000 was primarily for upgrading of the existing marine transportation fleet. Financing of the construction of the inland tank barges and towboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

The Company projects that capital expenditures for 2011 will be in the $225,000,000 to $235,000,000 range, including approximately $120,000,000 for the construction of 40 inland tank barges, two inland towboats, progress payments on 2012 inland tank barge and towboat construction, and approximately $35,000,000 in progress payments on the construction of two offshore integrated dry-bulk barge and tugboat units for delivery in the second half of 2012 with an estimated total cost of $50,000,000 for each unit. The remaining payments on the two offshore articulated dry-bulk barge and tug units will be made in 2012. During the 2011 first nine months, the Company took delivery of 32 inland tank barges and five chartered inland tank barges with a total capacity of approximately 955,000 barrels. During the 2011 first nine months, the Company also retired 51 inland tank barges and returned four chartered inland tank barges, reducing its capacity by approximately 980,000 barrels. At the end of 2011, the inland tank barge capacity should be approximately 16.3 million barrels.

Based on current commitments, steel prices and projected delivery schedules, in addition to the two offshore articulated dry-bulk barge and tug units noted above, the Company’s 2012 new construction capital expenditures will consist of 52 inland tank barges with a total capacity of approximately 930,000 barrels for delivery in 2012 and four inland towboats for delivery in 2012. The cost is approximately $95,000,000, the majority of which will be expended in 2012. Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2011 first nine months. As of November 2, 2011, the Company had 1,685,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $215,326,000 during the nine months ended September 30, 2011 compared with $169,837,000 generated during the nine months ended September 30, 2010. The 2011 first nine months experienced a net decrease in cash flows from changes in operating assets and liabilities of $56,223,000 compared with a net decrease in the 2010 first nine months of $22,874,000, primarily due to larger increases in trade accounts receivable and inventory from stronger business activity levels in 2011 versus 2010.

Funds generated are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of November 2, 2011, $208,632,000 under its Revolving Credit Facility and $5,538,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $250,000,000 and expires November 9, 2015. As of September 30, 2011, the Company had $166,690,000 available under the Revolving Credit Facility. The Revolving Credit Facility also allows for an increase in the commitments from the banks from the current $250,000,000 level up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. Based on current economic conditions and credit market volatility, there is no guarantee that the participating banks would elect to increase the commitment, and if they did, the terms may be less favorable than the current Revolving Credit Facility. The Senior Notes do not mature until February 2013 and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. While the Company has no current plans to access the private placement bond market, should the Company decide to do so in the near term, the terms, size and cost of a new debt issue could be less favorable than our current debt agreements.

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

There are numerous factors that may negatively impact the Company’s cash flow in 2011. For a list of significant risks and uncertainties that could impact cash flows, see Note 14, Contingencies and Commitments in the financial statements, Item 1A — Risk Factors, in the Company’s annual report on Form 10-K for the year ended December 31, 2010 and Item 1A of this quarterly report. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 7, Long-Term Debt.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $15,093,000 at September 30, 2011, including $9,273,000 in letters of credit and debt guarantees, and $5,820,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank revolving credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the LIBOR to quarterly fixed rate payments. As of September 30, 2011, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of September 30, 2011, the Company had forward contracts with notional amounts aggregating $8,484,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the fourth quarter of 2011 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at September 30, 2011 and December 31, 2010 (in thousands):

Liability Derivatives	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Accrued liabilities	$889	$798
Foreign currency contracts	Other long-term liabilities	44	569
Interest rate contracts	Other long-term liabilities	11,560	16,209

Total derivatives designated as hedging instruments under ASC 815		$12,493	$17,576

Total liability derivatives		$12,493	$17,576

Fair value amounts were derived as of September 30, 2011 and December 31, 2010 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 5, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and nine months ended September 30, 2011 and 2010 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three months ended September 30,		Three months ended September 30,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$1,994	$(854)	$(2,183)	$(2,089)
Foreign exchange contracts	Cost of sales and operating expenses	951	(1,373)	30	(105)

Total		$2,945	$(2,227)	$(2,153)	$(2,194)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Nine months ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$4,649	$(3,534)	$(6,460)	$(6,356)
Foreign exchange contracts	Cost of sales and operating expenses	400	(1,921)	(13)	(83)

Total		$5,049	$(5,455)	$(6,473)	$(6,439)

The Company anticipates $5,104,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $517,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2011, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 7, 2011