Form 10-K
period 2011-12-31
KIRBY CORP
filed 2012-02-28
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by nonaffiliates of the registrant as of June 30, 2011, based on the closing sales price of such stock on the New York Stock Exchange on June 30, 2011, was $2,915,796,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of February 22, 2012, 55,847,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held April 24, 2012, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

KIRBY CORPORATION

2011 FORM 10-K

PART I

Item 1.	Business

THE COMPANY

Kirby Corporation (the “Company”) was incorporated in Nevada on January 31, 1969 as a subsidiary of Kirby Industries, Inc. (“Industries”). The Company became publicly owned on September 30, 1976 when its common stock was distributed pro rata to the stockholders of Industries in connection with the liquidation of Industries. At that time, the Company was engaged in oil and gas exploration and production, marine transportation and property and casualty insurance. Since then, through a series of acquisitions and divestitures, the Company has become a marine transportation and diesel engine services company. In 1990, the name of the Company was changed from “Kirby Exploration Company, Inc.” to “Kirby Corporation” because of the changing emphasis of its business. Today, the Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil products, refined petroleum products and agricultural chemicals by tank barge. Through the diesel engine services segment, the Company provides after-market service for medium-speed and high-speed diesel engines and reduction gears used in marine and power generation applications. The Company also distributes and services high-speed diesel engines and transmissions, pumps and compression products, and manufactures oilfield service equipment, including hydraulic fracturing equipment, for land-based pressure pumping and oilfield service markets.

Unless the context otherwise requires, all references herein to the Company include the Company and its subsidiaries.

The Company’s principal executive office is located at 55 Waugh Drive, Suite 1000, Houston, Texas 77007, and its telephone number is (713) 435-1000. The Company’s mailing address is P.O. Box  1745, Houston, Texas 77251-1745.

Documents and Information Available on Web Site

The Internet address of the Company’s web site is http://www.kirbycorp.com. The Company makes available free of charge through its web site, all of its filings with the Securities and Exchange Commission (“SEC”), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

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

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil products, refined petroleum products, and agricultural chemicals by tank barge. The Company also owns and operates four offshore dry-bulk barges and tugboats engaged in the coastal transportation of dry-bulk cargoes. The segment is a provider of transportation services for its customers and, in almost all cases, does not assume ownership of the products that it transports. All of the Company’s vessels, except four, operate under the United States flag and are qualified for domestic trade under the Jones Act.

The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines, transmissions, reduction gears, pumps and compression products, maintains facilities to rebuild component parts or entire medium-speed and high-speed diesel engines, transmissions and reduction gears, and manufactures oilfield service equipment, including hydraulic fracturing equipment. The Company primarily services the marine, power generation, oilfield service, and land-based oil and gas operator and producer markets.

The Company and its marine transportation and diesel engine services segments have approximately 4,225 employees, substantially all of whom are in the United States.

The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the principal activities of the Company for the years indicated (in thousands):

	2011	2010	2009
Revenues from unaffiliated customers:
Marine transportation	$1,194,607	$915,046	$881,298
Diesel engine services	655,810	194,511	200,860

Consolidated revenues	$1,850,417	$1,109,557	$1,082,158

Operating profits:
Marine transportation	$262,193	$192,758	$208,086
Diesel engine services	68,105	20,553	21,005
General corporate expenses	(17,915)	(13,189)	(12,239)
Impairment of goodwill	—	—	(1,901)
Gain (loss) on disposition of assets	(40)	(78)	1,079

	312,343	200,044	216,030
Equity in earnings of affiliates	347	283	874
Other income (expense)	(41)	273	(266)
Interest expense	(17,902)	(10,960)	(11,080)

Earnings before taxes on income	$294,747	$189,640	$205,558

Identifiable assets:
Marine transportation	$2,307,821	$1,383,252	$1,336,358
Diesel engine services	608,886	185,824	185,573

	2,916,707	1,569,076	1,521,931
Investment in affiliates	3,682	3,336	3,052
General corporate assets	40,022	222,525	110,980

Consolidated assets	$2,960,411	$1,794,937	$1,635,963

MARINE TRANSPORTATION

The marine transportation segment is primarily a provider of transportation services by tank barge for the inland and coastal markets. As of February 22, 2012, the equipment owned or operated by the marine transportation segment consisted of 819 inland tank barges, 236 inland towboats, 59 coastal tank barges, 65 coastal tugboats, four offshore dry-cargo barges, four offshore tugboats and one docking tugboat with the following specifications and capacities:

Class of equipment	Number in class	Average age (in years)	Barrel capacities
Inland tank barges (owned and chartered):
Regular double hull:
20,000 barrels and under	342	20.2	3,980,000
Over 20,000 barrels	399	14.4	11,080,000
Specialty double hull	78	35.8	1,124,000

Total inland tank barges	819	18.9	16,184,000

Inland towboats (owned and chartered):
Less than 800 horsepower	1	43.0
800 to 1300 horsepower	100	33.7
1400 to 1900 horsepower	83	30.6
2000 to 2400 horsepower	24	15.8
2500 to 3200 horsepower	15	37.1
3300 to 4800 horsepower	11	32.4
Greater than 5000 horsepower	2	39.0

Total inland towboats	236	31.1

Coastal tank barges (owned and chartered):
Double hull:
30,000 barrels and under	18	11.6	443,000
50,000 to 70,000 barrels	8	8.9	463,000
80,000 to 90,000 barrels	20	9.4	1,648,000
100,000 to 110,000 barrels	6	5.7	615,000
120,000 to 150,000 barrels	2	14.0	274,000
Over 150,000 barrels	2	4.5	351,000
Single hull:
30,000 barrels and under	3	33.7	54,000

Total coastal tank barges	59	10.8	3,848,000

Coastal tugboats (owned):
1000 to 1900 horsepower	8	27.9
2000 to 2900 horsepower	10	26.0
3000 to 3900 horsepower	19	28.1
4000 to 4900 horsepower	15	21.7
5000 to 6900 horsepower	8	35.3
Greater than 7000 horsepower	5	23.8

Total coastal tugboats	65	26.8

			Deadweight Tonnage
Offshore dry-cargo barges (owned)	4	31.9	70,000

Offshore tugboats and docking tugboat (owned)	5	34.7

The 236 inland towboats, 65 coastal tugboats, four offshore tugboats and one docking tugboat provide the power source and the 819 inland tank barges, 59 coastal tank barges and four offshore dry-cargo barges provide the freight capacity for the marine transportation segment. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to 25 tank barges, depending upon the horsepower of the towboat, the river or canal capacity and conditions, and customer requirements. The Company’s coastal and offshore tows primarily consist of one tugboat and one tank barge or dry-cargo barge.

Marine Transportation Industry Fundamentals

The United States inland waterway system, composed of a network of interconnected rivers and canals that serve the nation as water highways, is one of the world’s most efficient transportation systems. The nation’s inland waterways are vital to the United States distribution system, with over 1.1 billion short tons of cargo moved annually on United States shallow draft waterways. The inland waterway system extends approximately 26,000 miles, 12,000 miles of which are generally considered significant for domestic commerce, through 38 states, with 635 shallow draft ports. These navigable inland waterways link the United States heartland to the world.

The United States coastal system consist of ports along the Atlantic, Gulf and Pacific coasts, as well as ports in Alaska, Hawaii and on the Great Lakes. Like the inland waterways, the coastal trade is vital to the United States distribution system, particularly the distribution of refined petroleum products from refineries and storage facilities to a variety of destinations, including other refineries, distribution terminals, power plants and ships. In addition to distribution directly from refineries and storage facilities, coastal tank barges are used frequently to distribute products from pipelines. Many coastal markets receive refined products principally from coastal tank barges.

Based on cost and safety, barge transportation is often the most efficient and safest means of transporting bulk commodities when compared with railroads and trucks. The cargo capacity of a 90,000 barrel three barge inland tow is the equivalent of 150 railroad tank cars or 470 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 260 railroad tank cars or approximately 825 tractor-trailer tank trucks. The 260 railroad tank cars would require a freight train approximately 2 3/4 miles long and the 825 tractor-trailer tank trucks would stretch approximately 35 miles, assuming a safety margin of 150 feet between the trucks. The Company’s inland tank barge fleet capacity of 16.2 million barrels equates to approximately 27,000 railroad tank cars or approximately 84,500 tractor-trailer tank trucks. Furthermore, barging is much more energy efficient. One ton of bulk product can be carried 616 miles by inland barge on one gallon of fuel, compared with 498 miles by railroad or 150 miles by truck. In the coastal trade, the carrying capacity of a 100,000 barrel tank barge is the equivalent of approximately 165 railroad tank cars or approximately 525 tractor-trailer tank trucks. The Company’s coastal tank barge fleet capacity of 3.8 million barrels equates to approximately 6,350 railroad tank cars or approximately 20,200 tractor-trailer tank trucks.

Tank barge transportation is safer than most modes of transportation in the United States. Marine transportation generally involves less urban exposure than railroad or truck transportation and operates on a system with few crossing junctures and in areas relatively remote from population centers. These factors generally reduce both the number and impact of waterway incidents.

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

The number of tank barges that operate on the inland waterways of the United States declined from an estimated 4,200 in 1982 to 2,900 in 1993, remained relatively constant at 2,900 until 2002, decreased to 2,750 from 2002 through 2006, increased to 3,050 by the end of 2008 and 3,150 by the end of 2009, and is estimated at 3,100 at the end of 2010 and 2011. The Company believes the decrease from 4,200 in 1982 to 2,750 in 2006 primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government regulations and programs supporting the many new small refineries and a proliferation of oil traders which created a strong demand for tank barge services; an increase in the average capacity per barge; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets. The cost of tank barge hull work for required periodic United States Coast Guard (“USCG”) certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. The increase from 2,750 in 2006 to an estimated 3,100 by the end of 2010 and 2011 primarily resulted from increased barge construction and deferred retirements due to strong demand and resulting capacity shortages through the 2008 third quarter.

From 2003 through 2006, the Company believes that new inland tank barge construction approximated retirements. During 2007 and 2008, sustained favorable market conditions stimulated additional new capacity. During the first nine months of 2008 and prior to the deterioration of the marine transportation markets in the 2008 fourth quarter, the Company and many competitors signed tank barge construction contracts with shipyards for 2009 and 2010 deliveries. During 2010, the Company estimated that industry wide approximately 115 new tank barges were placed in service and an estimated 165 tank barges were retired. For 2011, the Company estimated that industry wide 160 tank barges were delivered and placed in service and an estimated 100 to 125 tank barges were retired. Due to the improved demand during 2011 for inland petrochemical and black oil barges and federal tax incentives on new equipment, the Company estimates that industry wide approximately 230 tank barges were ordered during 2011 for delivery throughout 2012 and many older tank barges will be retired, dependent on 2012 market conditions. The risk of an oversupply of tank barges may be mitigated by continued increased petrochemical and black oil volumes and the fact that the inland tank barge industry has a mature fleet, with approximately 900 tank barges over 30 years old and approximately 500 of those over 35 years old, which may lead to retirement of older tank barges.

The average age of the nation’s inland tank barge fleet is 19 years, with 32% of the fleet built in the last 10 years. Single hull barges comprise approximately 3% of the nation’s tank barge fleet, with an average age of 35 years. The Company does not operate any single hull inland tank barges. Single hull barges are being driven from the nation’s tank barge fleet by market forces, stringent environmental regulations and rising maintenance costs. Single hull tank barges are required by current federal law to be retrofitted with double hulls or phased out of domestic service by December 31, 2014. Market bias may also result in reduced lives for single hull tank barges industry wide.

The Company’s inland marine transportation segment also owns a two-thirds interest in Osprey Line, L.L.C. (“Osprey”), transporter of project cargoes and cargo containers by barge on the United States inland waterway system.

Coastal Tank Barge Industry

The Company also operates in the United States coastal tank barge industry, primarily operating tank barges in the 185,000 barrel or less category. This market is composed of approximately 20 large integrated transportation companies and small operators. The coastal tank barge industry provides marine transportation of bulk liquid cargoes along the United States Atlantic, Gulf and Pacific coasts, in Alaska and Hawaii and to a lesser extent on the Great Lakes. Products transported are primarily refined petroleum products and black oil products from refineries and storage facilities to a variety of destinations, including other refineries, distribution terminals, power plants and ships.

The number of coastal tank barges that operate in the 185,000 barrel or less category is approximately 275, of which the Company operates 59 or approximately 22%. The average age of the nation’s coastal tank barge fleet is 11 years. Single hull barges comprise approximately 8% of the nation’s coastal tank barge fleet, with an average age of 36 years. The Company operates three single hull coastal tank barges.

Competition in the Tank Barge Industry

The tank barge industry remains very competitive. Competition in this business has historically been based primarily on price; however, some of the industry’s customers, through an increased emphasis on safety, the environment, quality and a trend toward a “single source” supply of services, and most are more frequently requiring that their supplier of tank barge services have the capability to handle a variety of tank barge requirements. These requirements include distribution capability throughout the inland waterway system and coastal markets, with high levels of flexibility, safety, environmental responsibility and financial responsibility, as well as adequate insurance and high quality of service consistent with the customer’s own operational standards.

In the inland markets, the Company’s direct competitors are primarily noncaptive inland tank barge operators. “Captive” fleets are owned by major oil and petrochemical companies which occasionally compete in the inland tank barge market, but primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 819 tank barges as of February 22, 2012, or approximately 26% of the estimated total number of domestic inland tank barges.

In the coastal markets, the Company’s direct competitors are the operators of United States ocean-going tank barges and United States refined petroleum products tankers, including the captive fleets of major oil companies. The Company is the largest coastal tank barge carrier in the 185,000 barrel or less class.

While the Company competes primarily with other tank barge companies, it also competes with companies who operate refined product and petrochemical pipelines, railroad tank cars, tractor-trailer tank trucks and foreign flag project carriers. As noted above, the Company believes that both inland and coastal marine transportation of bulk liquid products enjoys a substantial cost advantage over railroad and truck transportation. The Company believes that refined product and petrochemical pipelines, although often a less expensive form of transportation than inland and coastal tank barges, are not as adaptable to diverse products and are generally limited to fixed point-to-point distribution of commodities in high volumes over extended periods of time.

Marine Transportation Acquisitions

On December 15, 2011, the Company completed the purchase of the coastal tank barge fleet of Seaboats, Inc. and affiliated companies (“Seaboats”) consisting of three 80,000 barrel coastal tank barge and tugboats for $42,745,000 in cash. The three coastal tank barge and tugboats currently operate along the United States East Coast and have an average age of five years.

On July 1, 2011, the Company completed the acquisition of K-Sea Transportation Partners L.P. (“K-Sea”) an operator of tank barges and tugboats participating in the coastal transportation primarily of refined petroleum products in the United States. The total value of the transaction was $603,427,000, excluding transaction fees, consisting of $227,617,000 of cash paid to K-Sea common and preferred unit holders and the general partner, $262,791,000 of cash to retire K-Sea’s outstanding debt, and $113,019,000 through the issuance of 1,939,234 shares of Company common stock valued at $58.28 per share, the Company’s closing share price on July 1, 2011.

On the acquisition date, K-Sea’s fleet, comprised of 57 coastal tank barges with a capacity of 3.8 million barrels and 63 tugboats, operated along the East Coast, West Coast and Gulf Coast of the United States, as well as in Alaska and Hawaii. K-Sea’s tank barge fleet, 54 of which were double hulled and had an average age of approximately nine years, is one of the youngest fleets in the coastal trade. K-Sea’s customers include major oil companies and refiners, many of which are current Company customers for inland tank barge services. K-Sea has operating facilities in New York, Philadelphia, Seattle and Honolulu.

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

Products Transported

During 2011, the Company’s inland marine transportation operation moved over 50 million tons of liquid cargo on the United States inland waterway system. Products transported for its customers along the inland waterway system consisted of the following: petrochemicals, black oil products, refined petroleum products and agricultural chemicals.

Petrochemicals. Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene and caustic soda, all consumed in the production of paper, fibers and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented 59% of the segment’s 2011 revenues. Customers shipping these products are refining and petrochemical companies.

Black Oil Products. Black oil products transported include such products as asphalt, residual fuel oil, No. 6 fuel oil, coker feedstock, vacuum gas oil, carbon black feedstock, crude oil and ship bunkers (engine fuel). Such products represented 20% of the segment’s 2011 revenues. Black oil customers are refining companies, marketers and end users that require the transportation of black oil products between refineries and storage terminals. Ship bunkers customers are oil companies and oil traders in the bunkering business.

Refined Petroleum Products. Refined petroleum products transported include the various blends of finished gasoline, gasoline blendstocks, jet fuel, No. 2 oil, naphtha, heating oil and diesel fuel, and represented 16% of the segment’s 2011 revenues. The Company also classifies ethanol in the refined petroleum product category. Customers are oil and refining companies, marketers and ethanol producers.

Agricultural Chemicals. Agricultural chemicals transported represented 5% of the segment’s 2011 revenues. They include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of domestic and foreign producers of such products.

Demand Drivers in the Tank Barge Industry

Demand for tank barge transportation services is driven by the production volumes of the bulk liquid commodities transported by barge. Marine transportation demand for the segment’s four primary commodity groups, petrochemicals, black oil products, refined petroleum products and agricultural chemicals, is based on differing circumstances. While the demand drivers of each commodity are different, the Company has the flexibility in certain cases of re-allocating inland equipment and coastal equipment between the petrochemical and refined products markets as needed.

Bulk petrochemical volumes have historically tracked the general domestic economy and correlate to the United States Gross Domestic Product. However, during late 2010 and 2011, production volumes of United States petrochemical plants improved steadily for both domestic consumption and exports, despite the United States economy which remained sluggish, with consistently high unemployment levels and weak consumer confidence. Lower priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers and led to increased production levels. As a result of the higher United States petrochemical production levels, marine transportation volumes for basic petrochemicals for both domestic consumers and terminals for export destinations improved. Petrochemical products are used primarily in consumer non-durable and durable goods.

The demand for black oil products, including ship bunkers, varies by type of product transported. Demand for transportation of residual oil, a heavy by-product of refining operations, varies with refinery utilization and usage of feedstocks. During 2011, the black oil products market continued to improve primarily due to United States refinery utilization levels. Refinery maintenance issues and new demand for the transportation of crude oil from shale formations in South Texas, as well as increased movements of Canadian crude oil from the Midwest to the Gulf Coast also positively impacted demand. Asphalt shipments are generally seasonal, with higher volumes shipped during April through November, months when weather allows for efficient road construction. Carbon black feedstock shipments generally track the general economy and are used in the production of automobiles and related parts, and in housing applications.

Refined petroleum product volumes are driven by United States gasoline and diesel fuel consumption, principally vehicle usage, air travel and weather conditions. Volumes can also relate to gasoline inventory imbalances within the United States. Generally, gasoline and No. 2 oil are exported from the Gulf Coast where refining capacity exceeds demand. The Midwest is a net importer of such products. Ethanol, produced in the Midwest, is moved from the Midwest to Gulf Coast customers. In the coastal trade, tank barges are frequently used to transport refined petroleum products from a coastal refinery or terminals served by pipelines to the end markets. Many coastal areas have access to refined petroleum products only by using marine transportation as the last link in the distribution chain.

Demand for marine transportation of domestic and imported agricultural fertilizer is directly related to domestic nitrogen-based liquid fertilizer consumption, driven by the production of corn, cotton and wheat. During periods of high natural gas prices, the manufacturing of nitrogen-based liquid fertilizer in the United States is curtailed. During these periods, imported products, which normally involve longer barge trips, replace the domestic products to meet Midwest and south Texas demands. Such products are delivered to the numerous small terminals and distributors throughout the United States farm belt.

Marine Transportation Operations

The marine transportation segment operates a fleet of 819 inland tank barges and 236 inland towboats, as well as 59 coastal tank barges and 65 coastal tugboats. The segment also owns and operates four offshore barge and tug units transporting dry-bulk commodities in coastal trade.

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

The inland transportation of petrochemical feedstocks, chemicals and pressurized products is generally consistent throughout the year. Transportation of refined petroleum products, certain black oil products and agricultural chemicals is generally more seasonal. Movements of black oil products, such as asphalt, generally increase in the spring through fall months. Movements of refined petroleum products, such as gasoline blends, generally increase during the summer driving season, while heating oil movements generally increase during the winter months. Movements of agricultural chemicals generally increase during the spring and fall planting seasons.

The marine transportation inland operation moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the inland tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 819 inland tank barges currently operated, 618 are petrochemical and refined products barges, 123 are black oil barges, 63 are pressure barges, 10 are refrigerated anhydrous ammonia barges and 5 are specialty barges. Of the 819 inland tank barges, 776 are owned by the Company and 43 are leased.

The fleet of 236 inland towboats ranges from 600 to 6200 horsepower. Of the 236 inland towboats, 179 are owned by the Company and 57 are chartered. Towboats in the 600 to 1900 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1400 to 6000 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3600 horsepower are typically used on the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 to 30,000 tons.

Marine transportation services for inland movements are conducted under long-term contracts, ranging from one to five years, some of which have renewal options, with customers with whom the Company has traditionally had long-standing relationships, as well as under spot contracts. During 2011 and 2010, approximately 75% of inland marine transportation revenues were from term contracts and 25% from spot contracts.

All of the Company’s inland tank barges used in the transportation of bulk liquid products are of double hull construction and, where applicable, are capable of controlling vapor emissions during loading and discharging operations in compliance with occupational health and safety regulations and air quality regulations.

The Company’s inland marine transportation sector is one of the few inland tank barge operators with the ability to offer to its customers’ distribution capabilities throughout the Mississippi River System and the Gulf Intracoastal Waterway. Such distribution capabilities offer economies of scale resulting from the ability to match tank barges, towboats, products and destinations more efficiently.

Through the Company’s proprietary vessel management computer system, the fleet of barges and towboats is dispatched from a centralized dispatch at the corporate office. The towboats are equipped with satellite positioning and communication systems that automatically transmit the location of the towboat to the Company’s customer service department located in its corporate office. Electronic orders are communicated to the vessel personnel, with reports of towing activities communicated electronically back to the customer service department. The electronic interface between the customer service department and the vessel personnel enables more effective matching of customer needs to barge capabilities, thereby maximizing utilization of the tank barge and towboat fleet. The Company’s customers are able to access information concerning the movement of their cargoes, including barge locations, through the Company’s web site.

Kirby Inland Marine operates the largest commercial tank barge fleeting service (temporary barge storage facilities) in numerous ports, including Houston, Corpus Christi and Freeport, Texas, Baton Rouge and New Orleans, Louisiana and other locations on the Mississippi River. Included in the fleeting service is a 51% interest and management control of a shifting operation and fleeting service for dry cargo barges and tank barges on the Houston Ship Channel. Kirby Inland Marine provides service for its own barges, as well as outside customers, transferring barges within the areas noted, as well as fleeting barges.

Kirby Logistics Management (“KLM”) is a division of Kirby Inland Marine providing shore-based tankerman and support services to the Company and third parties. Services provided by KLM include barge tankermen, marine terminal, refinery and chemical plant dock operators, and terminal management services. KLM’s services to the Company and third parties cover the Gulf Coast, mid-Mississippi Valley, and the Ohio River Valley. During 2011, KLM’s approximately 150 shore tankermen/operators completed approximately 21,000 tank barge cargo transfers and provided in-plant services at 16 third party facilities.

The Company owns a two-thirds interest in Osprey, which transports project cargoes and cargo containers by barge on the United States inland waterway system.

Coastal Operations. The segment’s coastal operations are conducted through wholly owned subsidiaries, K-Sea Transportation Partners LLC, acquired on July 1, 2011, and Kirby Ocean Transport Company (“Kirby Ocean Transport”).

K-Sea provides marine transportation of primarily refined petroleum products and black oil products in each coastal region of the United States. The coastal operations consist of the Atlantic, New York, Pacific and Hawaii Divisions.

The Atlantic Division primarily operates along the eastern seaboard of the United States and along the Gulf Coast. The Atlantic Division vessels call on coastal states from Maine to Texas, servicing refineries, storage terminals and power plants. The Atlantic Division also operates equipment, to a lesser extent, on the Great Lakes, in the Caribbean, and in Venezuela and the Eastern Canadian provinces. The tank barges and tugboats operating in the Atlantic Division are among K-Sea’s largest, with tank barges ranging in the 80,000 to 165,000 barrel capacity range and coastal tugboats in the 3500 to 8000 horsepower range, transporting primarily refined petroleum products and black oil products.

The New York Division primarily operates in the New York Harbor, close to container terminals, cruise piers, refineries and petroleum storage facilities. The New York Division also performs coastal voyages between Maine and Norfork, Virginia and manages operations in Philadelphia. The New York Division’s fleet consists of tank barges in the 10,000 to 89,000 barrel capacity range and tugboats in the 1800 to 3400 horsepower range, transporting refined petroleum products for local and regional customers, black oil products to power generation customers and the delivery of bunker fuel to ships.

The Pacific Division primarily operates along the Pacific coast of the United States, servicing refineries and storage terminals from Southern California to Washington State, throughout Alaska, including Dutch Harbor, Cook Inlet and the Alaska River Systems, and from California to Hawaii. The Pacific Division’s fleet consists of tank barges in the 13,000 to 185,000 barrel capacity range and tugboats in the 1000 to 11800 horsepower range, transporting primarily refined petroleum products.

The Hawaii Division services local petroleum retailers and oil companies distributing refined petroleum products and black oil products between the Hawaiian islands and provides other services to the local maritime community. The Hawaii Division’s fleet consists of tank barges in the 52,000 to 86,000 barrel capacity range and tugboats in the 1200 to 7200 horsepower range, transporting refined petroleum products for local and regional customers, black oil products to power generation customers, and the delivery of bunker fuel to ships. The Hawaii Division also provides service docking, standby tug assistance and line handling to vessels using the Single Point Mooring installation at Barbers Point, Oahu, a facility for large tankers to safely load and discharge their cargos through an offshore buoy and submerged pipeline without entering the port.

The coastal transportation of refined petroleum products and black oil products are impacted by seasonality, partially dependent on the area of operations. Operations along the West Coast, Alaska and the Great Lakes historically have been subject to more seasonal variations in demand than the operations along the East Coast and Gulf Coast regions. Seasonality generally does not impact the Hawaiian market. Movements of refined petroleum products such as various blends of gasoline are strongest during the summer driving season while heating oil generally increases during the winter months.

The coastal fleet consists of 59 tank barges, 56 of which are double hull and three of which are single hull, with 3.8 million barrels of capacity, primarily transporting refined petroleum products and black oil products. Of the 59 coastal tank barges currently operating, 44 are refined products and petrochemical barges and 15 are black oil barges, and 46 are owned by the Company and 13 are leased. The Company operates 65 Company-owned coastal tugboats ranging from 1000 to 11800 horsepower. Tugboats in the 1800 to 3400 horsepower classes provide power for barges used in the New York Division. Tugboats in the 1000 to 11800 horsepower classes provide power for barges used in the Atlantic, Pacific and Hawaii Divisions.

Coastal marine transportation services are conducted under long-term contracts, primarily one year or longer, some of which have renewal options for customers with which the Company has traditionally had long-standing relationships, as well as under spot contracts. During the 2011 second half, approximately 60% of the coastal marine transportation revenues were under term contracts and 40% were spot contract revenues.

Kirby Ocean Transport owns and operates a fleet of four offshore dry-bulk barges, four offshore tugboats and one docking tugboat. Kirby Ocean Transport operates primarily under term contracts of affreightment, including a contract that expires in 2020 with Progress Energy Florida (“PEF”) to transport coal across the Gulf of Mexico to PEF’s power generation facility at Crystal River, Florida.

Kirby Ocean Transport also has a contract with Holcim (US) Inc. (“Holcim”) to transport Holcim’s limestone requirements from a facility adjacent to the PEF facility at Crystal River to Holcim’s plant in Theodore, Alabama. The Holcim contract, which expires in March 2012, provides cargo for a portion of the return voyage for the vessels that carry coal to PEF’s Crystal River facility. Kirby Ocean Transport is also engaged in the transportation of coal, fertilizer and other bulk cargoes on a short-term basis between domestic ports and occasionally the transportation of grain from domestic ports to ports primarily in the Caribbean Basin.

Contracts and Customers

Marine transportation inland and coastal services are conducted under term contracts, ranging from one to five years, some of which have renewal options, for customers with whom the Company has traditionally had long-standing relationships, as well as under spot contracts. The majority of the marine transportation contracts with its customers are for terms of one year. Most have been customers of the Company’s marine transportation segment for several years and management anticipates continued relationships; however, there is no assurance that any individual contract will be renewed.

A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 55% of the marine transportation’s inland revenues under term contracts during 2011, 52% of revenue under term contracts during 2010 and 56% of the revenue under term contracts during 2009. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. The Company typically maintains a higher mix of term contracts to spot contracts to provide the Company with a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. During 2010 and 2011, approximately 75% of marine transportation’s inland revenues were from term contracts and 25% from spot contracts. During the 2011 second half, approximately 60% of the marine transportation’s liquid coastal revenues were under term contracts and 40% from spot contracts. Coastal time charters represented approximately 90% of the marine transportation coastal revenues under term contracts during the 2011 second half.

No single customer of the marine transportation segment accounted for more than 10% of the Company’s revenues in 2011. The Dow Chemical Company (“Dow”), with which the Company has a contract through 2016, accounted for 12% of the Company’s revenues in 2010 and 11% in 2009. SeaRiver Maritime, Inc. (“SeaRiver”), the United States transportation affiliate of Exxon Mobil Corporation, with which the Company has a contract through 2013, accounted for 11% of the Company’s revenues in 2010 and 10% in 2009.

Employees

The Company’s marine transportation segment has approximately 2,900 employees, of which approximately 2,125 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operation is composed of employees subject to collective bargaining agreements in certain geographic areas. Approximately 300 of K-Sea’s seagoing personnel were employed under one contract with a division of the International Longshoreman’s Association (“ILA”) that expired on June 30, 2011. An election was held as a result of a separate union petitioning the National Labor Relations Board (“NLRB”) for a decertification of the ILA representation and the establishment of an alternative union, the Richmond Terrace Bargaining Unit. On February 10, 2012, the eligible employees voted to certify the Richmond Terrace Bargaining Unit as representative of the employees formerly represented by the ILA. As of February 21, 2012, the union election results are pending certification by the NLRB.

Properties

The principal office of Kirby Inland Marine, Kirby Ocean Transport and Osprey is located in Houston, Texas, in the Company’s facilities under a lease that expires in December 2015. Kirby Inland Marine’s operating locations are on the Mississippi River at Baton Rouge and New Orleans, Louisiana, and Greenville, Mississippi, two locations in Houston, Texas, on and near the Houston Ship Channel, one in Miami, Florida, and one in Corpus Christi, Texas. The New Orleans and Houston facilities are owned, and the Baton Rouge, Greenville, Miami and Corpus Christi facilities are leased. KLM’s principal office is located in a facility owned by Kirby Inland Marine in Houston, Texas, near the Houston Ship Channel.

The principal office of K-Sea is located in East Brunswick, New Jersey under a lease that expires in December 2013. K-Sea’s operating facilities are located in Staten Island, New York, Seattle, Washington, Philadelphia, Pennsylvania and Honolulu, Hawaii. All operating facilities are leased, including pier and wharf facilities, and office and warehouse space.

Governmental Regulations

General. The Company’s marine transportation operations are subject to regulation by the USCG, federal laws, state laws and certain international conventions.

Most of the Company’s tank barges are inspected by the USCG and carry certificates of inspection. The Company’s inland and coastal towing vessels and coastal dry-bulk barges are not currently subject to USCG inspection requirements; however, regulations are currently under development that would subject inland and coastal towing vessels to USCG inspection requirements. Most of the Company’s coastal tugboats and coastal tank and dry-bulk barges are built to American Bureau of Shipping (“ABS”) classification standards and are inspected periodically by ABS to maintain the vessels in class. The crews employed by the Company aboard vessels, including captains, pilots, engineers, tankermen and ordinary seamen, are licensed by the USCG.

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

Jones Act. The Jones Act is a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, manned by United States citizens, and owned and operated by United States citizens. For a corporation to qualify as United States citizens for the purpose of domestic trade it is to be 75% owned and controlled by United States citizens. The Company monitors citizenship and meets the requirements of the Jones Act for its owned vessels.

Compliance with United States ownership requirements of the Jones Act is important to the operations of the Company, and the loss of Jones Act status could have a material negative effect on the Company. The Company monitors the citizenship of its employees and stockholders.

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

One of the most important requirements under the OPA is that all newly constructed tank barges engaged in the transportation of oil and petroleum in the United States be double hulled, and all existing single hull tank barges be retrofitted with double hulls or phased out of domestic service by December 31, 2014.

The Company manages its exposure to losses from potential discharges of pollutants through the use of well maintained and equipped vessels, through safety, training and environmental programs, and through the Company’s insurance program. In addition, the Company’s inland fleet consists entirely of double hull barges and with only three single hull barges in the coastal fleet. There can be no assurance, however, that any new regulations or requirements or any discharge of pollutants by the Company will not have an adverse effect on the Company.

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

Contingency Plan Requirement. The OPA and several state statutes of similar intent require the majority of the vessels and terminals operated by the Company to maintain approved oil spill contingency plans as a condition of operation. The Company has approved plans that comply with these requirements. The OPA also requires development of regulations for hazardous substance spill contingency plans. The USCG has not yet promulgated these regulations; however, the Company anticipates that they will not be more difficult to comply with than the oil spill plans.

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

Insurance. The Company’s marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of bulk cargo in a marine environment. These hazards include the risk of loss of or damage to the Company’s vessels, damage to third parties as a result of collision, fire or explosion, loss or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company’s vessels is insured through hull insurance currently insuring approximately $2 billion in hull values. Liabilities such as collision, cargo, environmental, personal injury and general liability are insured up to $1 billion per occurrence.

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

Centralized training is provided through the Operations Personnel and Training Department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company’s operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company’s training facility includes state-of-the-art equipment and instruction aids, including a full bridge wheelhouse simulator, a working towboat, two tank barges and a tank barge simulator for tankermen training. During 2011, approximately 2,500 certificates were issued for the completion of courses at the training facility.

Quality. Kirby Inland Marine and Kirby Ocean Transport has made a substantial commitment to the implementation, maintenance and improvement of Quality Assurance Systems in compliance with the International Quality Standard, ISO 9001 and are currently certified. K-Sea is certified under ABS HSQE. These

Quality Assurance Systems and HSQE certification have enabled both shore and vessel personnel to effectively manage the changes which occur in the working environment. In addition, such Quality Assurance Systems and ABS HSQE certification have enhanced the Company’s safety and environmental performance.

DIESEL ENGINE SERVICES

The Company, through wholly owned subsidiary Kirby Engines Systems, Inc. (“Kirby Engine Systems”), is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and reduction gears, and related parts sales used in marine and power generation applications, and distributes and services high-speed diesel engines and transmissions, pumps and compression products, and manufactures oilfield service equipment, including hydraulic fracturing equipment, used in land-based pressure pumping, oilfield service, power generation and transportation applications. During early 2011, the distributorship with Electro-Motive Diesel, Inc. (“EMD”), providing replacement parts and service to the shortline, industrial, Class II and certain transit railroads, was terminated.

For the marine market, the Company sells Original Equipment Manufacturers (OEM) replacement parts, provides service mechanics to overhaul and repair engines and reduction gears, and maintains facilities to rebuild component parts or entire engines and reduction gears. For the power generation market, the Company provides service and parts capabilities and safety-related products to power generation operators and to the nuclear industry, and manufactures engine generator and pump sets for the power generation operators and municipalities.

In April 2011, the Company expanded its diesel engine services operation with the purchase of United Holdings LLC (“United”), a manufacturer, diesel engine and transmission distributor and service provider for the land-based oil and gas services market, oil and gas operators and producers, compression companies, power generation companies, on-highway transportation companies and agricultural markets. United’s principal businesses are the distribution and service of diesel engines, pumps and transmissions, the manufacture and remanufacture of oilfield service equipment, including hydraulic fracturing equipment, and the manufacture of compression equipment for natural gas transmission and for natural gas fired power generation plants.

No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2011, 2010 or 2009. The diesel engine services segment also provides service to the Company’s marine transportation segment, which accounted for approximately 3% of the diesel engine services segment’s 2011 revenues and 5% of 2010 and 2009 revenues. Such revenues are eliminated in consolidation and not included in the table below.

The following table sets forth the revenues for the diesel engine services segment for the three years ended December 31, 2011 (dollars in thousands):

	2011		2010		2009
	Amounts	%	Amounts	%	Amounts	%
Manufacturing	$238,685	37%	$—	—%	$—	—%
Overhauls and service	277,924	42	123,009	63	122,847	61
Direct parts sales	139,201	21	71,502	37	78,013	39

	$655,810	100%	$194,511	100%	$200,860	100%

Diesel Engine Services Acquisition

On April 15, 2011, the Company purchased United, a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and on-highway transportation industries, and manufacturer of oilfield service equipment. The purchase price was $271,192,000 in cash, plus a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. United, headquartered in Oklahoma City, Oklahoma with 21 locations across seven states, distributes and services equipment and parts for Allison Transmission (“Allison”), MTU Detroit Diesel (“MTU”), Daimler Trucks NA (“Daimler”), and other diesel and natural gas engines. United also manufactures oilfield service equipment, including hydraulic fracturing equipment. United’s principal customers are oilfield service companies, oil and gas operators and producers, compression companies and on-highway transportation companies.

Marine Operations

The Company is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and reduction gears, line boring, block welding services and related parts sales for customers in the marine industry, which represented 21% of the segment’s 2011 revenues. Medium-speed diesel engines have an engine speed of 400 to 1000 revolutions per minute (“RPM”) with a horsepower range of 800 to 32000. High-speed diesel engines have an engine speed of over 1,000 RPM and a horsepower range of 50 to 8375. The Company services medium-speed and high-speed diesel engines utilized in the inland and offshore barge industries. It also services marine equipment and offshore drilling equipment used in the offshore petroleum exploration and oil service industry, marine equipment used in the offshore commercial fishing industry and vessels owned by the United States government.

The Company has marine operations throughout the United States providing in-house and in-field repair capabilities and related parts sales. The Company’s emphasis is on service to its customers, and it sends its crews from any of its locations to service customers’ equipment anywhere in the world. The medium-speed operations are located in Houma, Louisiana, Chesapeake, Virginia, Paducah, Kentucky, Seattle, Washington and Tampa, Florida. The operations based in Chesapeake, Virginia and Tampa, Florida are authorized distributors for 17 eastern states and the Caribbean for EMD. The marine operations based in Houma, Louisiana, Paducah, Kentucky and Seattle, Washington are nonexclusive authorized service centers for EMD providing service and related parts sales. All of the marine locations are authorized distributors for Falk Corporation reduction gears and Oil States Industries, Inc. clutches. The Chesapeake, Virginia operation concentrates on East Coast inland and offshore dry-bulk, tank barge and harbor docking operators, the USCG and United States Navy (“Navy”). The Houma, Louisiana operation concentrates on the inland and offshore barge and oil services industries. The Tampa, Florida operation concentrates on Gulf of Mexico offshore dry-bulk, tank barge and harbor docking operators. The Paducah, Kentucky operation concentrates on the inland river towboat and barge operators and the Great Lakes carriers. The Seattle, Washington operation concentrates on the offshore commercial fishing industry, tugboat and barge industry, the USCG and Navy, and other customers in Alaska, Hawaii and the Pacific Rim.

The high-speed operations are located in Houma, Baton Rouge, Belle Chasse and New Iberia, Louisiana, Paducah, Kentucky, Mobile, Alabama and Houston, Texas. The Company serves as a factory-authorized marine dealer for Caterpillar diesel engines in Alabama, Kentucky and Louisiana. The Company also operates factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere diesel engines, as well as Allison transmissions and Twin Disk marine gears. High-speed diesel engines provide the main propulsion for approximately 75% of the United States flag commercial vessels and other marine applications, including engines for power generators and barge pumps.

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

Marine Competitive Conditions

The Company’s primary competitors are independent diesel engine services companies and other factory-authorized distributors, authorized service centers and authorized marine dealers. Certain operators of diesel powered marine equipment also elect to maintain in-house service capabilities. While price is a major determinant in the competitive process, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are also significant factors. A substantial portion of the Company’s business is obtained by competitive bids. However, the Company has entered into preferential service agreements with certain large operators of diesel powered marine equipment, providing such operators with one source of support and service for all of their requirements at pre-negotiated prices.

Many of the parts sold by the Company are generally available from other service providers, but the Company is one of a limited number of authorized resellers of EMD, Caterpillar, Cummins, MTU and John Deere parts. The Company is also the only marine distributor for Falk reduction gears throughout the United States.

Power Generation Operations

The Company is engaged in the overhaul and repair of diesel engines and reduction gears, line boring, block welding service and related parts sales for power generation customers, which represented 9% of the segment’s 2011 revenues. The Company is also engaged in the sale and distribution of parts for diesel engines and governors to the nuclear industry. The Company services users of diesel engines that provide standby, peak and base load power generation, as well as users of industrial reduction gears, such as the cement, paper and mining industries.

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

Power Generation Competitive Conditions

The Company’s primary competitors are other independent diesel service companies and manufacturers. While price is a major determinant in the competitive process, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are also significant factors. A substantial portion of the Company’s business is obtained by competitive bids. However, the Company has entered into preferential service agreements with certain large operators of diesel powered generation equipment, providing such operators with one source of support and service for all of their requirements at pre-negotiated prices.

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

Railroad Operations

During early 2011, the distributorship with EMD providing replacement parts and service to the shortline, industrial, Class II and certain transit railroads throughout the continental United States was terminated. Revenues from the terminated business represented 1% of the segment’s 2011 revenues.

Land-Based Operations

The Company is engaged in the distribution and service of diesel engines, pumps and transmissions, the manufacture and remanufacture of oilfield service equipment and the manufacture of compression equipment for natural gas transmission and for natural gas fired power generation plants, all of which represented 69% of the segment’s 2011 revenues. The Company offers a full line of custom fabricated oilfield service equipment, fully tested and field ready. The Company manufactures products or components that are purchased by a company and marketed under the purchasing company’s brand name. The Company distributes, sells parts and services diesel engines and transmissions for on and off-highway use and provides in-house and in-field service capabilities. The Company is the largest off-highway distributor of Allison, a major distributor of MTU in North America, and a distributor of Isuzu diesel engines. The Company is also the exclusive distributor for Daimler for engines and related equipment in Oklahoma, Arkansas and Louisiana. The Company manufactures and remanufacturers oilfield service equipment, including hydraulic fracturing equipment, pressure pumping units, nitrogen pumping units, cementers, hydration equipment, mud pumps and blenders. The Company also manufactures and packages custom compressor systems, including electric motor driven systems, natural gas driven systems and industrial air systems, and manufactures natural gas General Motors and Isuzu diesel-powered engines for a variety of applications from 40 to 500 horsepower. Lastly, the Company is a dealer of Thermo King refrigerated systems for trucks, railroad cars and other land transportation markets in south and central Texas.

The Company’s land-based operations is based in Oklahoma City, Oklahoma with 21 locations across seven states in key oil and gas producing regions and major transportation corridors. The distribution and service facilities are located in Oklahoma City and Tulsa, Oklahoma, Little Rock and Van Buren, Arkansas and Shreveport, Louisiana. The Company’s manufacturing facilities are located in five locations in Oklahoma City, two locations in Commerce City, Colorado and one location each in Casper, Wyoming, Billings, Montana and Lubbock and Amarillo, Texas. The Company’s refrigeration facilities are located in Houston, Pharr, Laredo, San Antonio and Austin, Texas.

Land-Based Customers

The Company’s major land-based customers include large and mid-cap oilfield service providers, oil and gas operators and producers, compression companies, domestic utilities, on-highway transportation companies and companies associated with the agricultural markets. The Company has long standing relationships with most of its customers.

Since the land-based business is linked to the oilfield services industry, oil and gas operators, and producers, there is no assurance that its present gross revenues can be maintained in the future. The results of the land-based diesel engines services industry are largely tied to the industries it serves and, therefore, are influenced by the cycles of such industries.

Land-Based Competitive Conditions

The Company’s primary competitors are other oilfield service manufacturers and services companies. While price is a major determinant in the competitive process, equipment availability, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are also significant factors. A substantial portion of the Company’s business is obtained by competitive bids.

Employees

The Company’s diesel engine services segment has approximately 1,200 employees. None of the segment’s operations are subject to collective bargaining agreements.

Properties

The principal offices of the diesel engine services segment are located in Houma, Louisiana and Oklahoma City, Oklahoma.

The marine and power generation operations operate 12 parts and service facilities, with two facilities located in Houma, Louisiana, and one facility each located in Baton Rouge, Belle Chasse and New Iberia, Louisiana, Mobile, Alabama, Houston, Texas, Chesapeake, Virginia, Rocky Mount, North Carolina, Paducah, Kentucky, Tampa, Florida and Seattle, Washington. All of these facilities are leased except the Houma, Belle Chasse and New Iberia, Louisiana facilities, which are owned by the Company.

The land-based operations operate 20 distribution and service and manufacturing facilities across seven states in key oil and gas producing regions and major transportation corridors. The distribution and service facilities are located in Oklahoma City and Tulsa, Oklahoma, Little Rock and Van Buren, Arkansas and Shreveport, Louisiana. The Oklahoma City, Oklahoma, Shreveport, Louisiana and the Little Rock, Arkansas facilities are owned by the Company and the Tulsa, Oklahoma and Van Buren, Arkansas facilities are leased. The Company’s manufacturing facilities are located in five locations in Oklahoma City, two locations in Commerce City, Colorado and one location each in Casper, Wyoming, Billings, Montana and Lubbock and Amarillo, Texas. All of the manufacturing facilities are leased except the Lubbock and Amarillo, Texas facilities, which are owned by the Company. The Company’s refrigeration facilities are located in Houston, Pharr, Laredo, San Antonio and Austin, Texas. All of these facilities are leased except for the San Antonio facility which is owned by the Company.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Positions and Offices
Joseph H. Pyne	64	Chairman of the Board and Chief Executive Officer
Gregory R. Binion	47	President and Chief Operating Officer
David W. Grzebinski	50	Executive Vice President and Chief Financial Officer
David D. Whisenhunt	59	Executive Vice President — Diesel Engine Services
William G. Ivey	68	President — Kirby Inland Marine
James F. Farley	60	President — K-Sea Transportation
Bill F. Moore, Jr.	59	President — United Holdings
Dorman L. Strahan	55	President — Kirby Engine Systems
Ronald A. Dragg	48	Vice President and Controller
G. Stephen Holcomb	66	Vice President — Investor Relations and Assistant Secretary
Amy D. Husted	43	Vice President — Legal
David R. Mosley	47	Vice President and Chief Information Officer
Joseph H. Reniers	37	Vice President — Human Resources
Renato A. Castro	40	Treasurer

No family relationship exists among the executive officers or among the executive officers and the directors. Officers are elected to hold office until the annual meeting of directors, which immediately follows the annual meeting of stockholders, or until their respective successors are elected and have qualified.

Joseph H. Pyne holds a degree in liberal arts from the University of North Carolina and has served the Company as Chairman of the Board and Chief Executive Officer since April 2011. He served the Company as Chairman of the Board, President and Chief Executive Officer from April 2010 to April 2011 and as President and Chief Executive Officer from 1995 to April 2010, Executive Vice President from 1992 to 1995 and as President of Kirby Inland Marine from 1984 to November 1999. He has served the Company as a Director since 1988. He also served in various operating and administrative capacities with Kirby Inland Marine from 1978 to 1984, including Executive Vice President from January to June 1984. Prior to joining the Company, he was employed by Northrop Services, Inc. and served as an officer in the Navy.

Gregory R. Binion holds a degree in business administration from the University of Texas. He has served the Company as President and Chief Operating Officer since April 2011, served as President of Kirby Inland Marine from October 2008 to April 2011 and as Vice President of Corporate Development and Strategy from September 2007 to October 2008. He previously served as Kirby Inland Marine’s Vice President — Sales from 2003 to 2007 and Vice President — Canal Operations from 1999 to 2003. Prior to joining the Company in October of 1999, he served Hollywood Marine, an inland tank barge company acquired by the Company in October 1999, for 11 years in a variety of sales and operational roles.

David W. Grzebinski is a Chartered Financial Analyst and holds a Masters in Business Administration degree from Tulane University and a degree in chemical engineering from the University of South Florida. He has served as Executive Vice President and Chief Financial Officer since March 2010, having joined the Company in February 2010. Prior to joining the Company, he served in various administrative positions since 1988 with FMC Technologies Inc., including Controller, Energy Services, Treasurer, and Director of Global SAP and Industry Relations. Prior to joining FMC, he was employed by Dow Chemical.

David F. Whisenhunt holds a degree in finance from the University of Texas. He has served the Company as Executive Vice President — Diesel Engine Services since July 2011. Prior to joining the Company in 2011, he served as President of ProEnergy EPC Services LLC from 2008 to 2011, President of Wood Group Power Solutions, Inc. from 2001 to 2008 and Vice President of General Electric Company Packaged Power from 1998 to 2001. From 1976 to 1998, he served in various positions with Stewart & Stevenson Services, Inc., including Vice President of Gas Turbine Services from 1991 to 1998.

William G. Ivey attended the University of Houston and has served the Company as President of Kirby Inland Marine since April 2011 and served as Executive Vice President, Sales and Marketing from 1989 to April 2011. He joined the Company in 1989 with the acquisition of Alamo Inland Marine. Prior to joining the Company he served in various sales and marketing positions with inland marine companies dating back to 1970.

James F. Farley holds a Master of Science degree from Thunderbird School of Global Management and a bachelor of arts degree from Texas Tech University. He has served the Company as President of K-Sea Transportation since February 2012 and served as Executive Vice President – Operations of Kirby Inland Marine from 2003 to February 2012. Prior to joining the Company in 2003, he held senior level marketing, logistics and operations positions in the marine transportation industry.

Bill F. Moore, Jr. holds a degree in business administration from Oklahoma State University. He has served the Company as President of United Holdings since April 2011. Prior to joining the Company in April of 2011 with the acquisition of United, he served as President and Chief Executive Officer of United Holdings LLC from 2008 to April 2011. From 1974 to 2008 he held various sales and management positions with United, including various Vice President positions.

Dorman L. Strahan attended Nicholls State University and has served the Company as President of Kirby Engine Systems since May 1999, President of Marine Systems since 1986 and President of Engine Systems since 1996. After joining the Company in 1982 in connection with the acquisition of Marine Systems, he served as Vice President of Marine Systems until 1985.

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

Joseph H. Reniers holds a degree in mechanical engineering from the United States Naval Academy and a Masters in Business Administration from the University of Chicago Booth School of Business. He has served as Vice President — Human Resources since March 2010. Prior to joining the Company, he was a management consultant with McKinsey & Company serving a wide variety of industrial clients. Prior to joining McKinsey, he served as a nuclear power officer in the Navy.

Renato A. Castro is a Certified Public Accountant and holds a Masters in Business Administration degree from Tulane University and a degree in civil engineering from the National Autonomous University of Honduras. He has served the Company as Treasurer since April 2010 and served as Manager of Financial Analysis from 2007 to April 2010. He also served as Financial Analyst from 2005 through 2006 and Assistant Controller of Kirby Inland Marine from 2001 through 2004. Prior to joining the Company, he was employed by a subsidiary of Astaldi S.p.A. in their transport infrastructure division.

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

The Company is subject to adverse weather conditions in its marine transportation segment. The Company’s marine transportation segment is subject to weather conditions on a daily basis. Adverse weather conditions such as high or low water on the inland waterway systems, fog and ice, tropical storms, hurricanes and tsunamis on both the inland waterway systems and throughout the United States coastal waters can impair the operating efficiencies of the marine fleet. Such adverse weather conditions can cause a delay, diversion or postponement of shipments of products and are totally beyond the control of the Company. In addition, adverse water and weather conditions can negatively affect a towing vessel’s performance, tow size, loading drafts, fleet efficiency, place limitations on night passages and dictate horsepower requirements. During the 2011 second quarter, high water and flooding throughout the Mississippi River System and along the Gulf Intracoastal Waterway near Morgan City negatively impacted the quarter by an estimated $.07 per share. During 2010 and 2009, the Company experienced more favorable weather conditions and water levels. The Company’s operations for 2011, 2010 and 2009 were not materially affected by Gulf Coast hurricanes and tropical storms.

The Company could be adversely impacted by a marine accident or spill event. A marine accident or spill event could close a portion of the inland waterway system or a coastal area of the United States for a period of time. Although statistically marine transportation is the safest means of transporting bulk commodities, accidents do occur, both involving Company equipment and equipment owned by other marine carriers.

The Company transports a wide variety of petrochemicals, black oil products, refined petroleum products and agricultural chemicals throughout the Mississippi River System, the Gulf Intracoastal Waterway and along all three United States coasts and in Alaska and Hawaii. The Company manages its exposure to losses from potential discharges of pollutants through the use of well maintained and equipped tank barges and towing vessels, through safety, training and environmental programs, and through the Company’s insurance program, but a discharge of pollutants by the Company could have an adverse effect on the Company.

The Company’s marine transportation segment is dependent on its ability to adequately crew its towing vessels. The Company’s towing vessels are crewed with employees who are licensed or certified by the USCG, including its captains, pilots, engineers and tankermen. The success of the Company’s marine transportation segment is dependent on the Company’s ability to adequately crew its towing vessels. As a result, the Company invests significant resources in training its crews and providing crew members an opportunity to advance from a deckhand to the captain of a Company towboat or tugboat, or on the coastal tugboats from a deckhand to the chief engineer. Lifestyle issues are a deterrent for employment for inland and coastal crew members. Inland crew members generally work a 20 days on, 10 days off rotation, or a 30 days on, 15 days off rotation. For the coastal fleet, crew members are generally required to work a 14 days on, 14 days off, 21 days on, 21 days off or 30 days on, 30 days off rotation, dependent upon the location. With the rising unemployment rates during 2008 and 2009 and continued high unemployment rates during 2010 and 2011 associated with the economic recession, crewing levels have remained adequate.

The Company’s coastal marine transportation business is composed of employees subject to collective bargaining agreements in certain geographic areas. Any work stoppages or labor disturbances could disrupt business in those areas. Approximately 300 of K-Sea’s seagoing personnel were employed under one contract with a division of the ILA that expired on June 30, 2011. An election was held as a result of a separate union petitioning the NLRB for a decertification of the ILA representation and the establishment of an alternative union, the Richmond Terrace Bargaining Unit. On February 10, 2012, the eligible employees voted to certify the Richmond Terrace Bargaining Unit as representative of the employees formerly represented by the ILA. As of February 21, 2012, the union election results are pending certification by the NLRB.

Reduction in the number of acquisitions made by the Company may curtail future growth. Since 1987, the Company has been successful in the integration of 29 acquisitions in its marine transportation segment and 16 acquisitions in its diesel engine services segment. Acquisitions have played a significant part in the growth of the Company. The Company’s marine transportation revenue in 1987 was $40.2 million compared with $1.2 billion in 2011. Diesel engine services revenue in 1987 was $7.1 million compared with $655.8 million in 2011. While the Company is of the opinion that future acquisition opportunities exist in both its marine transportation and diesel engine services segments, the Company may not be able to continue to grow through acquisitions to the extent that it has in the past.

The Company’s failure to comply with the Foreign Corrupt Practices Act (“FCPA”) could have a negative impact on its ongoing operations. The Company’s operations outside the United States require the Company to comply with a number of United States and international regulations. For example, its operations in countries outside the United States are subject to the FCPA, which prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. The Company has internal control policies and procedures and has implemented training and compliance programs for its employees and agents with respect to the FCPA. However, the Company’s policies, procedures and programs may not always protect it from reckless or criminal acts committed by its employees or agents, and severe criminal or civil sanctions would be the result of violations of the FCPA. The Company is also subject to the risks that its employees, joint venture partners, and agents outside of the United States may fail to comply with other applicable laws.

The Company’s marine transportation segment is subject to the Jones Act. The Company’s marine transportation segment competes principally in markets subject to the Jones Act, a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, and manned and owned by United States citizens. The Company presently meets all of the requirements of the Jones Act for its owned vessels. The loss of Jones Act status could have a significant negative effect on the Company. The requirements that the Company’s vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the USCG, and the application of United States labor and tax laws increases the cost of United States flag vessels when compared with comparable foreign flag vessels. The Company’s business could be adversely affected if the Jones Act were to be modified so as to permit foreign competition that is not subject to the same United States government imposed burdens. Since the events of September 11, 2001, the United States government has taken steps to increase security of United States ports, coastal waters and inland waterways. The Company feels that it is unlikely that the current cabotage provisions of the Jones Act would be modified or eliminated in the foreseeable future.

The Secretary of Homeland Security is vested with the authority and discretion to waive the Jones Act to such extent and upon such terms as she may prescribe whenever she deems that such action is necessary in the interest of national defense. In response to the effects of Hurricanes Katrina and Rita, the Secretary of Homeland

Security waived the Jones Act generally for the transportation of petroleum products from September 1 to September 19, 2005 and from September 26, 2005 to October 24, 2005. In June 2011, the Secretary of Homeland Security waived the Jones Act for the transportation of petroleum released from the Strategic Petroleum Reserve. Continued waiver of the Jones Act, whether in response to natural disasters or otherwise, could result in increased competition from foreign tank vessel operators, which could negatively impact the marine transportation segment.

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

The Company is subject to risks associated with possible climate change legislation, regulation and international accords. Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. On December 7, 2009, the United States Environmental Protection Agency (“EPA”) furthered its focus on greenhouse gas emissions when it issued its endangerment finding in response to a decision of the Supreme Court of the United States. The EPA found that the emission of six greenhouse gases, including carbon dioxide (which is emitted from the combustion of fossil fuels), may reasonably be anticipated to endanger public health and welfare. Based on this finding, the EPA defined the mix of these six greenhouse gases to be “air pollution” subject to regulation under the Clean Air Act. Although the EPA has stated a preference that greenhouse gas regulation be based on new federal legislation rather than the existing Clean Air Act, many sources of greenhouse gas emissions may be regulated without the need for further legislation.

The United States Congress has considered in the past legislation that would create an economy-wide “cap-and-trade” system that would establish a limit (or cap) on overall greenhouse gas emissions and create a market for the purchase and sale of emissions permits or “allowances.” Any proposed cap-and-trade legislation would likely affect the chemical industry due to anticipated increases in energy costs as fuel providers pass on the cost of the emissions allowances, which they would be required to obtain under cap-and-trade to cover the emissions from fuel production and the eventual use of fuel by the Company or its energy suppliers. In addition, cap-and-trade proposals would likely increase the cost of energy, including purchases of diesel fuel, steam and electricity, and certain raw materials used or transported by the Company. Proposed domestic and international cap-and-trade systems could materially increase raw material and operating costs of the Company’s customer base. Future environmental regulatory developments related to climate change in the United States that restrict emissions of greenhouse gases could result in financial impacts on the Company’s operations that cannot be predicted with certainty at this time.

The Company’s marine transportation segment is subject to volatility in the United States production of petrochemicals. For 2011, 59% of the marine transportation segment’s revenues were from the movement of petrochemicals, including the movement of raw materials and feedstocks from one refinery and petrochemical plant to another, as well as the movement of more finished products to end users and terminals for export. During 2011, petrochemical volumes continued to improve compared with 2010 and 2009 primarily due to lower priced domestic natural gas that improved the competitiveness of the United States petrochemical industry in global markets, thereby producing increased marine transportation volumes for basic petrochemicals to both domestic consumers and terminals for export destinations. This improvement in volumes was partially offset by the continued generally weak United States economy. Higher natural gas prices and other factors could negatively impact the United States petrochemical industry and its production volumes, which would negatively impact the Company.

The Company’s marine transportation segment could be adversely impacted by the construction of tank barges by its competitors. At the present time, there are an estimated 3,100 inland tank barges in the United States, of which the Company operates 819, or 26%. The number of tank barges peaked at an estimated 4,200 in 1982, slowly declined to 2,750 by 2003, and with the favorable market conditions through the first nine months of 2008 gradually increased to 3,150 by late 2009 and currently stands at an estimated 3,100. Strong tank barge transportation markets in 2006, 2007 and through the first nine months of 2008 absorbed the additional capacity built by the industry. During 2007 and the first nine months of 2008, prior to the deterioration of the marine transportation markets in the 2008 fourth quarter, the Company and many competitors signed tank barge construction contracts with shipyards for 2009 deliveries. The Company believes that 192 tank barges were delivered and placed in service during 2009, of which 50, including seven new chartered barges, were for the Company, and an estimated 140 tank barges were retired, 101 of which were the Company’s. The Company estimates that 160 tank barges were placed in service during 2011, of which 40 were for the Company, and an estimated 100 to 125 were retired, 66 of which were the Company’s. Due to the improved demand during 2011 for inland petrochemical and black oil barges and federal tax incentives on new equipment, the Company estimates that approximately 230 tank barges were ordered during 2011 and early 2012 for delivery throughout 2012, 55 of which are for the Company, and many older tank barges will be retired, dependent on 2012 market conditions.

The risk of an oversupply of inland tank barges may be mitigated by the fact that the inland tank barge industry has a mature fleet. Of the estimated 3,100 tank barges in the industry at the present time, approximately 500 are over 35 years old and approximately 250 of those are over 40 years old. With the high cost of maintaining the USCG certification requirements for older tank barges and the current low term contract and spot contract rate environment limiting recovery of maintenance costs for older barges, the Company expects older barges will continue to be removed from service and industry supply and demand will continue to slowly move closer to balance.

At the present time, with the industry coastal tank barge market utilization rates in the 70% to 80% range, very few coastal tank barges were built during 2011 and the Company believes very few orders for coastal tank barges have been placed for 2012 deliveries.

Higher fuel prices could increase operating expenses. The cost of fuel during 2011 was approximately 14% of marine transportation revenue, as the Company consumed 54.0 million gallons of diesel fuel at an average price of $3.10 per gallon. This compares with 2010 when the cost of fuel was approximately 11% of marine transportation revenue, as the Company consumed 43.3 million gallons of diesel fuel at an average price of $2.22 per gallon. All marine transportation term contracts contain fuel escalation clauses, or the customer pays for the fuel. However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to adjust to changes in fuel costs due to fuel price changes; however, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. Spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

Loss of a large customer or other significant business relationship could adversely affect the Company. Two marine transportation customers, Dow and SeaRiver, accounted for approximately 16% of the Company’s 2011 revenue, 23% of 2010 revenue and 21% of 2009 revenue. Although the Company considers its relationships with Dow and SeaRiver to be strong, the loss of either customer could have an adverse effect on the Company.

The Company’s diesel engine services segment has a 46-year relationship with EMD, the largest manufacturer of medium-speed diesel engines. In addition, the Company serves as both an EMD distributor and service center for select markets and locations for both service and parts. Sales and service of EMD products account for approximately 3% of the Company’s revenue for 2011. Although the Company considers its relationship with EMD to be strong, the loss of the EMD distributorship and service rights, or a disruption of the supply of EMD parts, could have a negative impact on the Company’s ability to service its customers.

United has maintained continuous exclusive distribution rights for MTU and Allison since 1946. United is one of MTU’s top five distributors of off-highway engines in North America, with exclusive distribution rights in Oklahoma, Arkansas, Louisiana and Mississippi. In addition, as a distributor of Allison products, United has distribution rights in Oklahoma, Arkansas and Louisiana. United is also the exclusive distributor for Daimler for engines and related equipment in Oklahoma, Arkansas and Louisiana. Sales and service of MTU and Allison products account for approximately 4% and 7%, respectively, of the Company’s revenue during 2011. Although the Company considers its relationships with MTU and Allison to be strong, the loss of MTU, Allison or Daimler distributorships and service rights, or a disruption of the supply of MTU or Allison parts, could have a negative impact on the Company’s ability to service its customers.

The Company is subject to competition in both its marine transportation and diesel engine services segments. The inland and coastal tank barge industry remains very competitive. The Company’s primary competitors are noncaptive inland tank barge operators and coastal operators. The Company also competes with companies who operate refined product and petrochemical pipelines, railroad tank cars and tractor-trailer tank trucks. Increased competition from any significant expansion of or additions to facilities or equipment by the Company’s competitors could have a negative impact on the Company’s results of operations.

The diesel engine services industry is also very competitive. The segment’s primary marine competitors are independent diesel services companies and other factory-authorized distributors, authorized service centers and authorized marine dealers. Certain operators of diesel powered marine equipment also elect to maintain in-house service capabilities. In the power generation market, the primary competitors are other independent service companies. The segment’s land-based market’s principal competitors are independent diesel engine service and oilfield manufacturing companies and other factory-authorized distributors and service centers. In addition, certain oilfield service companies that are customers of the Company also manufacture and service a portion of their own oilfield equipment. Increased competition in the diesel engine services industry could result in less oilfield equipment being manufactured, lower rates for service and parts pricing and result in less manufacturing, service and repair opportunities and parts sales for the Company.

Significant increases in the construction cost of inland tank barges and towboats may limit the Company’s ability to earn an adequate return on its investment in new tank barges and towboats. The price of steel increased significantly from 2006 to 2009, thereby increasing the construction cost of new tank barges and towboats. The Company’s average construction price for a new 30,000 barrel capacity inland tank barge ordered in 2008 for 2009 delivery was approximately 90% higher than in 2000, primarily due to the increase in steel prices. During 2009, the United States and global recession negatively impacted demand levels for inland tank barges and as a result, the construction price of inland tank barges for 2010 delivery fell significantly, primarily due to a significant decrease in steel prices, as well as a decrease in the number of tank barges ordered. The average construction price for tank barges ordered in 2011 for delivery in 2012 increased, but remained significantly below the construction price for tank barges built in 2008 and delivered in 2009.

The Company’s diesel engine services segment could be adversely impacted by future legislation or additional regulation of hydraulic fracturing practices. The Company, through its United subsidiary, is a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and transportation industries, and a manufacturer of oilfield service equipment, including hydraulic fracturing equipment. The EPA is studying hydraulic fracturing practices, and legislation may be introduced in Congress that would authorize the EPA to impose additional regulations on hydraulic fracturing. In addition, a number of states are evaluating the adoption of legislation or regulations governing hydraulic fracturing. Such federal or state legislation and/or regulations could materially impact customers’ operations and greatly reduce or eliminate demand for the Company’s hydraulic fracturing equipment and related products. The Company is unable to predict whether future legislation or any other regulations will ultimately be enacted, and if so, the impact on the Company’s diesel engine services segment.

The Company’s diesel engine services segment could be adversely impacted by the construction of hydraulic fracturing horsepower by its competitors. At the present time, there is an estimated 14 million horsepower of hydraulic fracturing equipment in North America used in the hydraulic fracturing of shale formations. Increased expansion of, or additions to, facilities or equipment by the Company’s competitors could have a negative impact on the Company’s results of operations. A significant drop in demand as well could result in oversupply in the pressure pumping market as attrition rates may not be high enough to absorb the new capacity entering the market and could negatively impact the Company’s results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The information appearing in Item 1 under “Marine Transportation– Properties” and “Diesel Engine Services– Properties” is incorporated herein by reference. The Company believes that its facilities are adequate for its needs and additional facilities would be available if required.

Item 3.	Legal Proceedings

In June 2011, the Company as well as three other companies received correspondence from the EPA concerning ongoing cleanup and restoration activities under CERCLA with respect to a Superfund site, the Gulfco Marine Maintenance Site (“Gulfco”), located in Freeport, Texas. In prior years, various subsidiaries of the Company utilized a successor to Gulfco to perform tank barge cleaning services, sand blasting and repair on certain Company vessels. The EPA continues to investigate activities at the site to assess additional Potentially Responsible Parties (“PRPs”). Since 2005, four named PRPs have participated in the investigation, cleanup and restoration of the site under an administrative order from EPA. Information received to date indicates that approximately $3,500,000 has been incurred in connection with the cleanup effort in addition to EPA’s oversight costs of approximately $1,800,000. To date, neither the EPA nor the named PRPs have performed an allocation of potential liability in connection with the site nor have they provided requested cost and expenses supporting documentation related to the site. The Company is investigating its activities at the site in order to assess what, if any, liability it has in connection with the site.

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

On July 25, 2011, a subsidiary of the Company was named as a defendant in the U.S. District Court for the Southern District of Texas - Galveston Division, in a complaint styled Figgs. v. Kirby Inland Marine, et al., which alleges that the plaintiff individually as a vessel tankerman, and on behalf of other current and former similarly situated vessel tankerman employed with the Company, is entitled to overtime pay under the Fair Labor Standards Act. Plaintiffs assert that vessel tankerman are not seaman who are expressly exempt from overtime pay provisions under the law. The case was conditionally certified as a collective action on December 22, 2011 at which time the Court prescribed a notice period for current and former employees to voluntarily participate as a plaintiff. The notice period closes on February 27, 2012 after which time discovery will be conducted with respect to the merits of the case. Plaintiff seeks to maintain a collective action, compensatory damages in the form of back pay, attorney fees, cost and liquidated damages. As discovery as to the merits of the case has not been conducted to date, the Company is unable to assess the liability at this time. Accordingly, the Company is not able to estimate any amount of loss or range of loss.

On January 30, 2012 in the U.S. District Court for the District of New Jersey and styled Rescue Mission of El Paso., Inc., et al. v. John J. Nicola, et als., the Company, its subsidiary, K-Sea, and current and former officers and directors of K-Sea were named defendants in a putative class action complaint asserting that during the period of January 30, 2009 to January 27, 2010, K-Sea allegedly failed to disclose certain facts regarding K-Sea’s operations and financial conditions, and asserting violations of Section a 10(b)(5) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder. Plaintiff seeks class certification, compensatory damages, attorneys fees and costs. The Company believes that this suit is without merit and intends to vigorously defend itself in this matter based on the information available to the Company at this time. The Company does not expect the outcome of this matter to have a material adverse effect on its consolidated financial statements; however, there can be no assurance as to the ultimate outcome of this matter.

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated:

	Sales Price
	High	Low
2012
First Quarter (through February 22, 2012)	$70.22	$61.20
2011
First Quarter	60.00	43.29
Second Quarter	58.25	50.97
Third Quarter	60.00	47.23
Fourth Quarter	66.36	49.00
2010
First Quarter	38.77	30.83
Second Quarter	43.96	36.60
Third Quarter	43.33	35.78
Fourth Quarter	45.78	39.25

As of February 22, 2012, the Company had 55,847,000 outstanding shares held by approximately 800 stockholders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Since 1989, the Company has not paid any dividends on its common stock. The Company’s revolving credit facility and term loan contain covenants restricting the payment of dividends by the Company at any time when there is a default under the revolving credit facility and term loan.

Item 6.	Selected Financial Data

The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2011. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company in Item 7 and the Financial Statements included under Item 8 (selected financial data in thousands, except per share amounts).

	December 31,
	2011	2010	2009	2008	2007
Revenues:
Marine transportation	$1,194,607	$915,046	$881,298	$1,095,475	$928,834
Diesel engine services	655,810	194,511	200,860	264,679	243,791

	$1,850,417	$1,109,557	$1,082,158	$1,360,154	$1,172,625

Net earnings attributable to Kirby	$183,026	$116,249	$125,941	$157,168	$123,341

Net earnings per share attributable to Kirby common stockholders:
Basic	$3.35	$2.16	$2.34	$2.92	$2.31

Diluted	$3.33	$2.15	$2.34	$2.91	$2.29

Common stock outstanding:
Basic	54,191	53,331	53,192	53,238	52,831
Diluted	54,413	53,466	53,313	53,513	53,263

	December 31,
	2011	2010	2009	2008	2007
Property and equipment, net	$1,822,173	$1,118,161	$1,085,057	$990,932	$906,098
Total assets	$2,960,411	$1,794,937	$1,635,963	$1,526,098	$1,430,475
Long-term debt, including current portion	$802,005	$200,134	$200,239	$247,307	$297,383
Total equity	$1,454,158	$1,159,139	$1,056,095	$893,555	$772,807

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-K that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-K could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for 2011, 2010 and 2009 were 54,413,000, 53,466,000 and 53,313,000, respectively.

The increase in the weighted average number of common shares for 2011 compared with 2010 and 2009 primarily reflect the issuance of 1,939,234 shares of Company common stock associated with the July 1, 2011 acquisition of K-Sea, the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil products, refined petroleum products and agricultural chemicals by tank barge. As of December 31, 2011, the Company operated a fleet of 819 inland tank barges, including 43 leased barges, with 16.2 million barrels of capacity, and operated an average of 240 inland towboats during 2011, of which an average of 61 were chartered. The Company’s coastal fleet consisted of 59 tank barges, of which 13 are leased and three are single hull, with 3.8 million barrels of capacity, and 65 owned coastal tugboats. The Company also owns and operates four offshore barge and tug units transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines and transmissions, pumps and compression products, and manufactures oilfield service equipment, including hydraulic fracturing equipment, for the land-based pressure pumping and oilfield service markets.

For 2011, net earnings attributable to Kirby were $183,026,000, or $3.33 per share, on revenues of $1,850,417,000, compared with 2010 net earnings attributable to Kirby of $116,249,000, or $2.15 per share, on revenues of $1,109,557,000. The 2011 second quarter and year results included an estimated $.07 per share negative impact from high water and flooding throughout the Mississippi River System and along the Gulf Intracoastal Waterway in the Morgan City area, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs. The 2011 year results included a $.01 per share severance charge associated with the consolidation of K-Sea’s administrative staff with the administrative staff of the Company and a $.07 per share charge associated with increasing the fair value of the United contingent earnout liability, partially offset by a $.03 per share credit in the provision for taxes on income associated with a favorable multi-year ruling.

Marine Transportation

For 2011, 65% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include raw materials for many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil and agricultural chemicals. Consequently, the Company’s inland marine transportation business tends to mirror the volumes produced by the Company’s petrochemical and refining customer base, while the Company’s coastal marine transportation business tends to mirror the general performance of the United States economy. The 2011 results include the operations of K-Sea, acquired on July 1, 2011, and described below.

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for 2011, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2011 Revenue Distribution	Products Moved	Drivers
Petrochemicals	59%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables —70% Consumer durables — 30%
Black Oil Products	20%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	16%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	5%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

The Company’s marine transportation segment’s revenues for 2011 increased 31% compared with 2010 and operating income for 2011 increased 36% compared with 2010. The higher marine transportation revenues reflected the acquisition of K-Sea on July 1, 2011, as well as an improvement in inland tank barge demand and equipment utilization due to strong production volumes from United States petrochemical customers, for both domestic and foreign destinations, and from black oil products customers due to steady refinery production levels, the continued export of heavy fuel oil, new demand for the transportation of crude oil from shale formations in South Texas and an increase in the movement of Canadian crude oil from the Midwest to the Gulf Coast. The Company’s inland petrochemical and black oil products fleets achieved tank barge utilization levels in the low-to-mid 90% range during 2011. Diesel fuel prices for 2011 increased 39% compared with 2010, thereby positively impacting marine transportation revenue as fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts, or the customer pays for the fuel. Marine transportation revenues for 2011 were negatively impacted by the high water and flooding during the 2011 second quarter as described above, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs. For 2011, the Company’s coastal equipment utilization rate averaged in the mid-to-high 70% range. The Atlantic, Pacific and Hawaii fleets experienced higher utilization rates, while the New York harbor fleet reflected a lower utilization rate due to overcapacity of equipment in the bunkering markets.

During 2011, approximately 75% of the inland marine transportation revenues were under term contracts and 25% were spot contract revenues. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 55% of the inland revenues under term contracts during 2011 compared with 52% during 2010. Inland term contract rates renewed in the 2011 first, second, third and fourth quarters increased an average of 2% to 4%, 3% to 5%, 7% to 9% and 4% to 6%, respectively, when compared with term contract rate renewals in the corresponding quarters of 2010. Spot contract rates in the 2011 first quarter, which include the cost of fuel, increased an average of 5% to 7% compared with the 2010 fourth quarter and spot market rates for the 2011 second quarter increased an average of 7% to 9% compared with the 2011 first quarter, partially due to the high water and flooding during the quarter that increased industry wide equipment utilization levels. Spot contracts rates for the 2011 third quarter increased an average of 9% to 11% compared with the 2011 second quarter. Spot contracts rates for the 2011 fourth quarter increased an average of 7% to 9% compared with the 2011 third quarter. Effective January 1, 2011, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts by 1% to 2%, excluding fuel.

During 2011, approximately 60% of the coastal marine transportation revenues were under term contracts and 40% were spot contract revenues. Coastal time charters represented approximately 90% of the revenues under term contracts during 2011.

For the coastal operations, term contracts renewed in the 2011 third and fourth quarters were relatively stable compared with contract rates in the 2010 third and fourth quarters, while spot contract rates for the third and fourth quarters improved in the 2% to 4% range compared with the prior 2011 quarters.

The marine transportation operating margin for 2011 was 21.9% compared with 21.1% for 2010. The higher margin reflected the improved petrochemical and black oil products demand and equipment utilization levels, and higher term contract and spot contract pricing. These were partially offset by the lower operating margins from the coastal market, by the cost impact of rising diesel fuel prices, by the 2011 second quarter loss of revenue and additional operating expenses resulting from the high water and flooding as discussed above, and by the fourth quarter severance charge discussed above.

Diesel Engine Services

During 2011, 35% of the Company’s revenue was generated by its diesel engine services segment, of which 37% was generated from manufacturing, 42% from overhauls and service and 21% from direct parts sales. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based pressure pumping and oilfield services industries. The 2011 results include the operations of United, acquired on April 15, 2011, and described below. During 2011, the distributorship with EMD providing replacement parts and service to the shortline, industrial, Class II and certain transit railroads was terminated.

The following table shows the markets serviced by the Company, the revenue distribution for 2011, and the customers for each market:

Markets Serviced	2011 Revenue Distribution	Customers
Land-Based	69%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, Compression, On-Highway Transportation
Marine	21%	Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers
Power Generation	9%	Standby Power Generation, Pumping Stations
Railroad	1%	Passenger (Transit Systems), Class II, Shortline, Industrial

The Company’s diesel engine services segment’s 2011 revenue and operating income increased 237% and 231%, respectively, compared with 2010. The increases primarily reflected the acquisition of United on April 15, 2011, as United benefited from the strong demand for the manufacture and service of hydraulic fracturing equipment to meet the increased North American shale gas and crude oil production, and from the sale and service of transmissions and diesel engines and manufacture of compression systems. In addition, the increase in revenues and operating income reflected a strong medium-speed power generation market with engine-generator set upgrade projects and higher parts and engine sales and the improved inland liquid and dry marine markets, partially offset by continued weak service levels and direct parts sales in both the medium-speed and high-speed Gulf Coast oil services market.

The diesel engine services segment’s operating margin for 2011 was 10.4% compared with 10.6% for 2010. The 2011 operating margin reflected higher than historical operating margin for United, primarily the result of the higher volume leverage.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flows during 2011 with net cash provided by operating activities of $311,995,000 compared with net cash provided by operating activities for 2010 of $245,246,000. The 27% increase for 2011 was primarily from higher net earnings attributable to Kirby, higher depreciation and amortization and a higher deferred tax provision in 2011 versus 2010, partially offset by a larger net decrease in cash flows from changes in operating assets and liabilities of $67,100,000, primarily due to increased receivables and inventories associated with the stronger business activity levels and a larger pension contribution in 2011 compared to 2010. In addition, during 2011 and 2010, the Company generated cash of $4,367,000 and $4,884,000, respectively, from the exercise of stock options, and $11,821,000 and $9,725,000, respectively, from proceeds from the disposition of assets.

For 2011, cash generated, borrowings under the Company’s revolving credit facility, the new term loan, and cash and cash equivalents were used for capital expenditures of $226,238,000, including $114,703,000 for inland tank barge and towboat construction, $33,335,000 for progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units scheduled for completion in 2012, and $78,200,000 primarily for upgrading the existing marine transportation fleet, and $859,512,000 for acquisitions of businesses and marine equipment. The Company’s debt-to-capitalization ratio increased to 35.5% at December 31, 2011 from 14.7% at December 31, 2010, primarily due to borrowing under a new term loan used to purchase K-Sea and borrowings under the Company’s revolving credit facility used to purchase United, less the increase in total equity from net earnings attributable to Kirby for 2011 of $183,026,000, stock issued with a fair value of $113,019,000 in connection with the acquisition of K-Sea, exercise of stock options and the amortization of unearned equity compensation. As of December 31, 2011, the Company had $95,000,000 outstanding under its revolving credit facility and $507,000,000 outstanding under the term loan, of which $39,000,000 was classified as current portion of long-term debt.

During 2011, the Company took delivery of 40 inland tank barges with a total capacity of approximately 1,100,000 barrels and one inland towboat. During 2011, the Company retired 66 inland tank barges, reducing its capacity by approximately 1,250,000 barrels.

The Company projects that capital expenditures for 2012 will be in the $255,000,000 to $265,000,000 range, including approximately $100,000,000 for the construction of 55 inland tank barges and five inland towboats and approximately $70,000,000 in progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units for delivery in the 2012 fourth quarter with an estimated total cost of $52,000,000 for each unit.

Outlook

Petrochemical and black oil products inland tank barge utilization levels continued to improve during 2011, reaching the highest utilization levels, in the low to mid 90% range, since the third quarter of 2008. While the United States economy remains sluggish, with consistently high unemployment levels and weak consumer confidence, the United States petrochemical industry has seen a steady improvement in production for both domestic consumption and exports. Lower priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production improved during the 2010 and 2011 years, thereby producing increased marine transportation volumes for basic petrochemicals to both domestic consumers and terminals for export destinations. The black oil products market also continued to improve during 2011, primarily due to a stable United States refinery utilization level aided by the export of diesel fuel and heavy fuel oil, refinery maintenance issues and new demand for the transportation of crude oil from shale formations in South Texas, as well as an increase in the movement of Canadian crude oil from the Midwest to the Gulf Coast. The coastal liquid trade is more reflective of the weaker United States economy with refined products volumes below the 2007 highs.

The United States petrochemical industry is globally competitive based on a number of factors including a highly integrated and efficient transportation system of pipelines, railroads, trucks and tank barges, a largely depreciated yet well maintained and operated facilities, and a low cost feedstock slate, which includes natural gas. Certain United States producers have announced plans for plant capacity expansions and the reopening of idled petrochemical facilities. The current increased production volumes from the Company’s petrochemical customers have resulted in the Company’s inland tank barge utilization levels in the low to mid 90% range and any increased production from current facilities, plant expansions or the reopening of idled facilities should drive feedstock and production volumes higher, in turn leading to higher tank barge utilization levels and higher term and contract pricing, which could be mitigated by additional tank barge capacity.

During 2009 and 2010, the marine transportation segment was negatively impacted by excess industry inland tank barge capacity. At the end of 2011, the Company estimated there were approximately 3,100 inland tank barges in the industry fleet, of which approximately 500 were over 35 years old and approximately 250 of those over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new barges that will enter the fleet. During 2011, with the improved demand for inland petrochemical and black oil products tank barges and federal tax incentives on new equipment, the Company estimates that approximately 230 inland tank barges were ordered industry-wide for delivery throughout 2012, and many older tank barges will be retired, dependent on 2012 petrochemical and refinery production levels, crude oil movements and industry-wide tank barge utilization levels.

With the acquisition of K-Sea on July 1, 2011, the marine transportation segment expanded its bulk liquid transportation segment into the United States Jones Act coastal trade. K-Sea’s principal customers are United States based refiners, many of which were already customers of the Company. The acquisition extended the Company’s tank barge service to its customers with coastal marine transportation requirements on the East Coast, Gulf Coast and West Coast, as well as in Alaska and Hawaii. As of December 31, 2011, the Company estimated there were approximately 275 tank barges in the 185,000 barrel or less coastal fleet, of which approximately 8% are single hull that will be required to be removed from service by December 31, 2014. The Company presently operates three single hull tank barges in the coastal trade, less than 1% of its barrel capacity.

In the diesel engine services segment, the Gulf Coast oil services market remained depressed during 2011, but with the recent issuance of Gulf of Mexico drilling permits should show a slow improvement during the 2012 year as drilling activity increases. With the acquisition of United on April 15, 2011, the segment entered the land-based diesel engine and transmission services business. United manufactures oilfield service equipment, including hydraulic fracturing units and services their components, which include high-speed diesel engines, transmissions and pumps, many of the same components used by marine customers. At the date of the acquisition of United, an estimated 10 million horsepower was employed in the North American hydraulic fracturing business, with significant additional horsepower forecast to be added in the future. As of December 31, 2011, an estimated 14 million horsepower was employed in the North American hydraulic fracturing business. Although the high level of installed horsepower could slow the demand for newly manufactured units, it does provide an opportunity for remanufacturing and services to existing horsepower. United is well positioned to benefit from a strong land-based services market going forward.

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

Acquisitions

On December 15, 2011, the Company completed the purchase of the coastal tank barge fleet of Seaboats, consisting of three 80,000 barrel coastal tank barges and tugboats for $42,745,000 in cash. The three coastal tank barges and tugboats currently operate along the United States East Coast and have an average age of five years. Financing of the equipment acquisition was through the Company’s revolving credit facility.

On July 1, 2011, the Company completed the acquisition of K-Sea, an operator of tank barges and tugboats participating in the coastal transportation primarily of refined petroleum products in the United States. The total value of the transaction was $603,427,000, excluding transaction fees, consisting of $227,617,000 of cash paid to K-Sea common and preferred unit holders and the general partner, $262,791,000 of cash to retire K-Sea’s outstanding debt, and $113,019,000 through the issuance of 1,939,234 shares of Company common stock valued at $58.28 per share, the Company’s closing share price on July 1, 2011. The transaction was financed through a combination of the new $540,000,000 term loan and the issuance of Company common stock.

On the acquisition date, K-Sea’s fleet, comprised of 57 coastal tank barges with a capacity of 3.8 million barrels and 63 tugboats, operated along the East Coast, West Coast and Gulf Coast of the United States, as well as in Alaska and Hawaii. K-Sea’s tank barge fleet, 54 of which were double hulled and had an average age of approximately nine years, is one of the youngest fleets in the coastal trade. K-Sea’s customers include major oil companies and refiners, many of which are current Company customers for inland tank barge services. K-Sea has operating facilities in New York, Philadelphia, Seattle and Honolulu.

On April 15, 2011, the Company purchased United, a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and transportation industries, and manufacturer of oilfield service equipment. The purchase price was $271,192,000 in cash, plus a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. United, headquartered in Oklahoma City, Oklahoma with 21 locations across seven states, distributes and services equipment and parts for Allison, MTU, Daimler, and other diesel and natural gas engines. United also manufactures oilfield service equipment, including hydraulic fracturing equipment. United’s principal customers are oilfield service companies, oil and gas operators and producers, compression companies and on-highway transportation companies. Financing of the acquisition was through the Company’s operating cash flows and borrowings under the Company’s revolving credit facility.

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

Results of Operations

The Company reported 2011 net earnings attributable to Kirby of $183,026,000, or $3.33 per share, on revenues of $1,850,417,000, compared with 2010 net earnings attributable to Kirby of $116,249,000, or $2.15 per share, on revenues of $1,109,557,000, and 2009 net earnings attributable to Kirby of $125,941,000, or $2.34 per share, on revenues of $1,082,158,000.

Marine transportation revenues for 2011 were $1,194,607,000, or 65% of total revenues, compared with $915,046,000, or 82% of total revenues for 2010, and $881,298,000, or 81% of total revenues for 2009. Diesel engine services revenues for 2011 were $655,810,000, or 35% of total revenues, compared with $194,511,000, or 18% of total revenues for 2010, and $200,860,000, or 19% of total revenues for 2009.

As a result of the lower demand in both the marine transportation and diesel engine services segments during late 2008, 2009 and the first quarter of 2010, the Company took specific steps to reduce overhead and lower expenditures. During the 2009 first and fourth quarters, charges totaling $8,753,000, or $.10 per share, were taken for early retirement incentives and staff reductions in both the marine transportation and diesel engine services segments. During the 2010 first quarter, the Company continued its cost reduction initiatives by further reducing its marine transportation and corporate overhead costs through early retirements and staff reductions, incurring a charge of $4,072,000 before taxes, or $.05 per share. During 2011, the Company incurred a staff reduction charge of $1,252,000 associated with the integration of K-Sea into the Company. For 2011 the Company also incurred a $.07 per share charge associated with increasing the fair value of the United contingent earnout liability. In addition, the 2011 results included a $.03 per share multi-year income tax refund.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemical, black oil products, refined petroleum products and agricultural chemicals by tank barge. As of December 31, 2011, the Company operated 819 inland tank barges, with a total capacity of 16.2 million barrels, compared with 825 inland tank barges at December 31, 2010, with a total capacity of 15.9 million barrels. The Company operated an average of 240 inland towboats during 2011 and 221 during 2010. The Company’s coastal fleet as of December 31, 2011 consisted of 59 tank barges, three of which are single hull, with 3.8 million barrels of capacity, and 65 tugboats. The Company owns and operates four offshore dry-bulk barge and tugboats engaged in the coastal transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey, which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2011 (dollars in thousands):

	2011	2010	% Change 2010 to 2011	2009	% Change 2009 to 2010
Marine transportation revenues	$1,194,607	$915,046	31%	$881,298	4%

Costs and expenses:
Costs of sales and operating expenses	717,443	540,427	33	494,139	9
Selling, general and administrative	91,688	80,938	13	80,897	—
Taxes, other than on income	11,991	12,213	(2)	10,587	15
Depreciation and amortization	111,292	88,710	25	87,589	1

	932,414	722,288	29	673,212	7

Operating income	$262,193	$192,758	36%	$208,086	(7)%

Operating margins	21.9%	21.1%		23.6%

2011 Compared with 2010

Marine Transportation Revenues

Marine transportation revenues for 2011 increased 31% compared with 2010, reflecting the expansion into the coastal transportation business with the acquisition of K-Sea on July 1, 2011. K- Sea contributed approximately 11% of 2011 marine transportation revenues. The increase also reflected strong United States petrochemical production levels and stable refinery production levels, resulting in equipment utilization levels in the low-to-mid 90% range for the inland petrochemical and black oil products fleets, as well as favorable term and spot contract pricing. In addition, average diesel fuel prices for 2011 increased 39% compared with 2010, positively impacting marine transportation revenues since fuel price increases are covered by fuel escalation and de-escalation clauses in the Company’s term contracts, or the customer pays for the fuel. Marine transportation revenues for the 2011 second quarter were negatively impacted from high water and flooding throughout the Mississippi River System and along the Gulf Intracoastal Waterway in the Morgan City area, net of certain revenues and cost recovery from contracts with terms that provide reimbursements for delays.

The petrochemical market, the Company’s largest market, contributed 59% of the marine transportation revenues for 2011. Throughout 2011, petrochemical demand reflected a continued improvement in business levels with some modest decline in demand reported in the fourth quarter. Lower priced natural gas, a basic feedstock for the United States petrochemical industry, provided the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production continued to improve during 2011, producing increased marine transportation volumes for the movement of basic petrochemicals for both domestic consumers and terminals for export destinations.

The black oil products market, which contributed 20% of 2011 marine transportation revenues, also saw demand improve during 2011, driven by the continued steady refinery production levels, the export of heavy fuel oil, refinery maintenance activity, new demand for crude oil transportation from the Eagle Ford shale formations in South Texas and increased demand for the movement of Canadian crude oil downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 16% of 2011 marine transportation revenues, reflected continued lower demand for movements of products both inland and coastal, consistent with prevailing conditions in the United States economy, partially offset by an improvement of river ethanol volumes. K-Sea, which primarily transports refined petroleum, saw equipment utilization rates in the mid-to-high 70%, with the Atlantic, Pacific and Hawaii fleets experiencing higher rates, partially offset by lower utilization rates in New York harbor due to overcapacity of equipment in the bunkering markets.

The agricultural chemical market, which contributed 5% of 2011 marine transportation revenues, reflected an early Midwest spring fill in the first quarter, a very weak second quarter as the spring Midwest inventory fill was curtailed due to the heavy rain and flooding which reduced farmers’ ability to apply fertilizer, and a favorable fall fill late in the third quarter and during portions of the fourth quarter.

For 2011, the inland operations of the marine transportation segment incurred 6,777 delay days, 17% more than the 5,772 delay days that occurred during 2010. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions and other navigational factors. The 2011 first quarter delay days reflected more severe winter weather conditions, including ice, fog and high water conditions during portions of the quarter. The 2011 second quarter experienced record high water and flooding throughout the Mississippi River System and a portion of the Gulf Intracoastal Waterway near Morgan City. The 2011 third and fourth quarters reflected more normal weather conditions and water levels. This compares with the 2010 quarters that experienced more normal weather conditions and water levels. The higher 2011 first and second quarter delay days led to increased operating expenses compared with the comparable quarters of 2010.

During 2011 and 2010, approximately 75% of the marine transportation’s inland operations revenues were under term contracts and 25% were spot contract revenues. Inland operations time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 55% of the revenues under term contracts during 2011 compared with 52% during 2010. The 75% term contract and 25% spot contract mix provides the marine transportation’s inland operations with a predictable revenue stream.

Since the acquisition of K-Sea on July 1, 2011, approximately 60% of the coastal operations marine transportation revenues were under term contracts and 40% were spot contract revenues. Coastal time charters represented approximately 90% of the revenues under term contracts during 2011.

Inland operations term contract rates renewed in the 2011 first quarter increased an average of 2% to 4% compared with term contract rate renewals in the first quarter of 2010. For the 2011 second quarter, term contracts renewed increased an average of 3% to 5% compared with term contract renewals in the second quarter of 2010. For the 2011 third quarter, term contracts renewed increased an average of 7% to 9% compared with term contract renewals in the third quarter of 2010. For the 2011 fourth quarter, term contracts renewed increased an average of 4% to 6% compared with term contract renewals in the fourth quarter of 2010. Spot contract rates in the 2011 first quarter, which include the cost of fuel, increased an average of 5% to 7% compared with the 2010 fourth quarter, while spot market rates for the second quarter increased an average of 7% to 9% compared with the 2011 first quarter, principally due to higher equipment utilization levels, improved volumes and the high water and flooding during the quarter. For the 2011 third quarter, spot contract rates increased an average of 9% to 11% compared with the 2011 second quarter, principally due to higher equipment utilization levels, improved volumes and pent-up demand, the result of water levels during the 2011 second quarter. For the 2011 fourth quarter, spot contract rates increased an average of 7% to 9% compared with the 2011 third quarter. Effective January 1, 2011, annual escalators for labor and the producer price index on a number of inland operation multi-year contracts resulted in rate increases on those contracts by 1% to 2%, excluding fuel.

For the coastal operations, term contracts renewed in the 2011 third and fourth quarters were relatively stable compared with contract rate renewals in the 2010 third and fourth quarters and spot contract rates during the 2011 third and fourth quarters improved in the 2% to 4% range compared with the 2011 prior quarters.

Marine Transportation Costs and Expenses

Costs and expenses for 2011 increased 29% compared with 2010. Costs of sales and operating expenses for 2011 increased 33% compared with 2010, partially reflecting the K-Sea acquisition, as well as higher costs and expenses due to improved inland operations demand and higher diesel fuel costs. In addition, unfavorable winter weather and operating conditions during the 2011 first quarter and high water and flooding throughout the Mississippi River System during the 2011 second quarter contributed to increased operating expenses for 2011.

The inland operations of the marine transportation segment operated an average of 240 towboats during 2011, of which an average of 61 were chartered, compared with 221 during 2010, of which an average of 53 were chartered. The 2011 average includes the 16 towboats and tugboats purchased in the Enterprise and Kinder Morgan acquisitions. The increase in the number of towboats operated was a reflection of the higher tank barge utilization levels in the petrochemical and black oil products markets during 2011 and additional towboats chartered during the 2011 second quarter due to the high water and flooding and restrictions placed on the industry regarding tow sizes and horsepower requirements, and assist towboat requirements at bridges, locks, certain sections of affected waterways and barge fleeting areas. As demand increases or decreases, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During 2011, the marine transportation segment consumed 54.0 million gallons of diesel fuel compared to 43.3 million gallons consumed during 2010. The average price per gallon of diesel fuel consumed during 2011 was $3.10, an increase of 40% compared with $2.22 per gallon for 2010. Fuel escalation and de-escalation clauses are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for 2011 increased 13% compared with 2010, reflecting the 2011 second half expenses of K-Sea, higher incentive compensation and the $1,252,000 severance charge associated with the integration of K-Sea into the Company. The 2010 year included a retirement and shore staff reduction charge of $2,724,000.

Depreciation and amortization for 2011 increased 25% compared with 2010. The increases were primarily attributable to the K-Sea acquisition, increased capital expenditures, including new inland tank barges and towboats, and the acquisition in February 2011 of 21 tank barges and 15 towboats and tugboats from Enterprise and one towboat from Kinder Morgan.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for 2011 increased 36% compared with 2010. The 2011 operating margin was 21.9% compared with 21.1% for 2010. The higher operating income and operating margin were a reflection of higher inland tank barge utilization in the petrochemical and black oil products markets, and higher inland term and spot contract rates negotiated throughout 2011. In addition, the higher operating income reflected the operating income of K-Sea since the July 1, 2011 acquisition date. The 2011 operating margin was partially offset by a lower operating margin from K-Sea, the 2011 second quarter impact of the high water and flooding and $1,252,000 severance charge as discussed above.

2010 Compared with 2009

Marine Transportation Revenues

Marine transportation revenues for 2010 increased 4% compared with 2009, reflecting an improvement in tank barge demand and equipment utilization levels in the Company’s petrochemical and black oil markets, primarily due to the continued modest improvement in production volumes from United States petrochemical plants throughout 2010, and the export of diesel fuel and black oil products produced at United States refineries. In addition, diesel fuel prices for 2010 increased 29% compared with 2009, thereby positively impacting marine transportation revenues since fuel price increases are covered by fuel escalation and de-escalation clauses in the Company’s term contracts.

The petrochemical market, the Company’s largest market, contributed 69% of the marine transportation revenue for 2010. Throughout 2010, petrochemical transportation demand reflected a continued improvement in business levels. Lower priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provided the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production improved as the 2010 year progressed, thereby producing increased marine transportation volumes for basic petrochemicals to both domestic consumers and terminals for export destinations. As a result of the higher volumes, the Company’s petrochemical tank barge fleet’s utilization level was in the high 80% range during the majority of 2010. The 2010 first quarter’s improvement in the utilization level was also attributable to supply chain disruptions caused by petrochemical turnarounds and unscheduled plant maintenance. The black oil products market, which contributed 18% of 2010 marine transportation revenue, saw lower utilization of the fleet, as well as a heavy shipyard maintenance cycle for black oil barges during the 2010 first half. During the 2010 second half, a heavy United States refinery maintenance schedule which required additional black oil shipments between refineries, coupled with the export of diesel fuel and heavy fuel oil, resulted in the Company’s black oil fleet maintaining a high 80% range utilization level. The refined petroleum products market, which contributed 8% of 2010 marine transportation revenue, reflected continued lower demand for movements of products, consistent with prevailing conditions in the United States economy, partially offset by an improvement of river ethanol volumes. The agricultural chemical market, which contributed 5% of 2010 marine transportation revenue, was weak during the first quarter due to high Midwest inventory levels, fueled by heavy rain and snow which reduced the farmer’s ability to apply fertilizer, improved in the second quarter with the Midwest spring fill, declined in the third quarter with a worldwide shortage of fertilizer and improved in the fourth quarter with a delayed fall fill.

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

Rates on term contracts, net of fuel, renewed in the 2010 first quarter generally decreased an average of approximately 10% when compared with term contract renewals in the first quarter of 2009. Rates on term contracts renewed in the 2010 second quarter were relatively flat with the 2010 first quarter renewals, but when compared with the 2009 second quarter declined an average of 10% to 12%. For the 2010 third and fourth quarters, term contract renewals were relatively flat with the 2010 first and second quarters, as well as relatively flat compared with the 2009 third and fourth quarters. Spot contract rates, which include the cost of fuel, for the 2010 first quarter were up an average of 3% to 6% when compared with the 2009 fourth quarter, but down an average of 15% to 25% compared with the 2009 first quarter. Spot contract rates for the 2010 second quarter were up an average of 2% to 3% compared with the 2010 first quarter, but when compared with the 2009 second quarter was down an average of 10% to 15%. Spot contract rates for the 2010 third and fourth quarters were relatively flat to slightly positive compared with the 2010 second quarter. Effective January 1, 2010, annual escalators for labor and the producer price index on a number of multi-year contracts were neutral.

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

Diesel Engine Services

The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines, transmissions, reduction gears, pumps and compression products, maintains facilities to rebuild component parts or entire medium-speed and high-speed diesel engines, transmissions and entire reduction gears, and manufactures oilfield service equipment, including hydraulic fracturing equipment. The Company primarily services the marine, power generation and land-based oil and gas operator and producer markets.

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2011 (dollars in thousands):

	2011	2010	% Change 2010 to 2011	2009	% Change 2009 to 2010
Diesel engine services revenues	$655,810	$194,511	237%	$200,860	(3)%

Costs and expenses:
Costs of sales and operating expenses	510,997	142,809	258	143,694	(1)
Selling, general and administrative	63,764	26,131	144	30,440	(14)
Taxes, other than on income	1,143	963	19	1,474	(35)
Depreciation and amortization	11,801	4,055	191	4,247	(5)

	587,705	173,958	238	179,855	(3)

Operating income	$68,105	$20,553	231%	$21,005	(2)%

Operating margins	10.4%	10.6%		10.5%

2011 Compared with 2010

Diesel Engine Services Revenues

Diesel engine services revenues for 2011 increased 237% compared with 2010, primarily attributable to the United acquisition on April 15, 2011. United generated 69% of the segment’s revenue for 2011, benefiting from the strong demand for the manufacture and service of hydraulic fracturing equipment to meet the increased North American shale formation drilling activity, as well as sale and service of transmissions and diesel engines, and manufacture of compression systems. In addition, the increase in 2011 diesel engine services revenues reflected a stronger medium-speed power generation market with engine-generator set upgrade projects and higher parts and engine sales, and an improved inland marine market. Partially offsetting the increased revenue were continued weak service levels and direct parts sales in the Gulf Coast oil services market as customers continued to defer major maintenance projects. The 2011 second quarter was negatively impacted by the closure of the segment’s Paducah, Kentucky facility due to the flooding of the Ohio River during portions of May and June 2011.

Diesel Engine Services Costs and Expenses

Costs and expenses for 2011 increased 238% compared with 2010. The significant increase in each cost and expense category was primarily attributable to the United acquisition. In addition, the increase in costs of sales and operating expenses reflected the improved inland marine market, higher power generation engine-generator set upgrade projects and higher parts and engine sales.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for 2011 increased 231% compared with 2010, primarily reflecting the earnings from the United acquisition and the strong power generation market noted above. The operating margin for 2011 was 10.4% compared with 10.6%. The 2011 operating margin reflected higher than historical operating margin for United, primarily the result of the higher volume leverage.

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

General Corporate Expenses

General corporate expenses for 2011, 2010 and 2009 were $17,915,000, $13,189,000 and $12,239,000, respectively. The 36% increase for 2011 compared with 2010 included legal, investment banking and transaction expenditures associated with the 2011 acquisitions of United and K-Sea as disclosed above. The 2010 year included a $1,088,000 first quarter charge for retirements and staff reductions.

Impairment of Goodwill

During the 2009 fourth quarter, the Company took a $1,901,000 charge for the partial impairment of the goodwill recorded for Osprey. The partial impairment reflected the reduced profitability outlook of the container-on-barge operations due to the economic environment at that time.

Gain (Loss) on Disposition of Assets

The Company reported a net loss on disposition of assets of $40,000 in 2011 and $78,000 in 2010 compared with a net gain on disposition of assets of $1,079,000 in 2009. The net gains and loss were predominantly from the sale of retired marine equipment.

Other Income and Expenses

The following table sets forth equity in earnings of affiliates, other income (expense), noncontrolling interests and interest expense for the three years ended December 31, 2011 (dollars in thousands):

	2011	2010	% Change 2010 to 2011	2009	% Change 2009 to 2010
Equity in earnings of affiliates	$347	$283	23%	$874	(68)%
Other income (expense)	(41)	273	(115)%	(266)	203%
Noncontrolling interests	(2,466)	(1,133)	118%	(1,597)	(29)%
Interest expense	(17,902)	(10,960)	63%	(11,080)	(1)%

Equity in Earnings of Affiliates

Equity in earnings of affiliates consisted of the Company’s 50% ownership of a barge fleeting operation.

Noncontrolling Interests

Noncontrolling interests for 2011 increased 118% compared with 2010, primarily the result of the purchase in February 2011 of a 51% interest in Kinder Morgan’s shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel. Kinder Morgan retained the remaining 49% interest.

Interest Expense

Interest expense for 2011 increased 63% compared with 2010, primarily the result of borrowings under the revolving credit facility to finance the United acquisition and the $540,000,000 term loan to finance the K-Sea acquisition. During 2011, 2010 and 2009, the average debt and average interest rate, including the effect of interest rate swaps, were $518,303,000 and 3.4%, $200,194,000 and 5.5%, and $215,500,000 and 5.1%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets at December 31, 2011 were $2,960,411,000 compared with $1,794,937,000 at December 31, 2010 and $1,635,963,000 at December 31, 2009. The December 31, 2011 total assets reflected the acquisition in December 2011 of the Seaboats fleet for $42,745,000 in cash, the purchase in July 2011 of K-Sea for $603,427,000 in cash and the issuance of Company common stock, the purchase in April 2011 of United for $271,192,000 in cash plus an earnout provision payable in 2014 and the purchase in February 2011 of tank barges, towboats and tugboats from Enterprise for $53,200,000 in cash, all more fully described under Acquisitions above. The following table sets forth the significant components of the balance sheet as of December 31, 2011 compared with 2010 and 2010 compared with 2009 (dollars in thousands):

	2011	2010	% Change 2010 to 2011	2009	% Change 2009 to 2010
Assets:
Current assets	$529,329	$425,915	24%	$300,097	42%
Property and equipment, net	1,822,173	1,118,161	63	1,085,057	2
Investment in affiliates	3,682	3,336	10	3,052	9
Goodwill, net	483,468	228,873	111	228,873	—
Other assets	121,759	18,652	553	18,884	(1)

	$2,960,411	$1,794,937	65%	$1,635,963	10%

Liabilities and stockholders’ equity:
Current liabilities	$358,800	$160,259	124%	$137,104	17%
Long-term debt-less current portion	763,000	200,006	281	200,204	—
Deferred income taxes	292,355	231,775	26	200,397	16
Other long-term liabilities	92,098	43,758	110	42,163	4
Total equity	1,454,158	1,159,139	25	1,056,095	10

	$2,960,411	$1,794,937	65%	$1,635,963	10%

2011 Compared with 2010

Current assets as of December 31, 2011 increased 24% compared with current assets as of December 31, 2010. Cash and cash equivalents decreased 92% compared with December 31, 2010, reflecting the use of existing cash for the purchase of the tank barges, towboats and tugboats from Enterprise and the use of cash for a portion of the purchase of United. Trade accounts receivable increased 107%, primarily reflecting the acquisitions of K-Sea and United, as well as higher revenues from the inland operations of the marine transportation segment, partially associated with the pass through to marine transportation customers of higher fuel costs as fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts, or the customer pays for the fuel. Inventory in the diesel engine services segment increased 235%, reflecting the inventory acquired with the United acquisition and building of inventories at United to meet current business activity levels, partially offset by lower inventory levels associated with the continued weak marine oil services market. Prepaid expenses and other current assets increased 97%, primarily attributable to an increase in prepaid fuel due to higher fuel prices for the marine transportation segment and an increase in prepaid insurance premiums primarily attributable to the United and K-Sea acquisitions. Deferred income taxes increased 121% primarily due to the acquisition of K-Sea and United.

Property and equipment, net of accumulated depreciation, at December 31, 2011 increased 63% compared with December 31, 2010. The increase reflected $226,238,000 of capital expenditures for 2011, more fully described under Capital Expenditures below, the fair value of the property and equipment acquired in acquisitions of $607,344,000, and the purchase of a towboat from Kinder Morgan for $1,250,000, less $118,276,000 of depreciation expense for 2011 and $12,544,000 of property disposals during 2011.

Goodwill as of December 31, 2011 increased 111% compared with December 31, 2010, predominately reflecting the goodwill recorded in the K-Sea, United, Enterprise and Kinder Morgan acquisitions.

Other assets as of December 31, 2011 increased 553% compared with December 31, 2010, primarily reflecting other assets acquired in acquisitions, including intangible assets other than goodwill.

Current liabilities as of December 31, 2011 increased 124% compared with December 31, 2010, primarily reflecting the current liabilities of K-Sea and United. The current portion of long-term debt at December 31, 2011 reflects the classification of $39,000,000 of the term loan as current. Accounts payable increased 123%, a reflection of the K-Sea and United acquisitions, as well as higher voyage and charter boat expenditures associated with higher business activity levels in the marine transportation segment. Accrued liabilities increased 58%, the majority of which was attributable to the K-Sea and United acquisitions. The 240% increase in deferred revenues primarily reflected the United and K-Sea acquisitions.

Long-term debt, less current portion, as of December 31, 2011 increased 281% compared with December 31, 2010, primarily reflecting the borrowings under the Company’s revolving credit facility in April 2011 to finance the United acquisition and the $540,000,000 term loan facility in July 2011 to finance the K-Sea acquisition, less payments on the revolving credit facility and the term loan.

Deferred income taxes as of December 31, 2011 increased 26% compared with December 31, 2010. The increase was primarily due to the 2011 deferred income tax provision of $70,004,000. The deferred tax provision was primarily due to bonus tax depreciation on qualifying expenditures due to the Tax Relief Act that provided 100% bonus tax depreciation for capital investments placed in service after September 8, 2010 through December 31, 2011.

Other long-term liabilities as of December 31, 2011 increased 110% compared with December 31, 2010, primarily reflecting the fair value of the earnout provision related to the United acquisition and pension plan accruals.

Total equity as of December 31, 2011 increased 25% compared with December 31, 2010. The increase was the result of $183,026,000 of net earnings attributable to Kirby for 2011, a $5,460,000 decrease in treasury stock, a $22,534,000 decrease in accumulated other comprehensive income (“OCI”), stock issued with a fair value of $113,019,000 in connection with the acquisition of K-Sea and a $8,593,000 increase in noncontrolling interests. The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock. The decrease in accumulated OCI primarily resulted from the net change in fair value of interest rate swap agreements, net of taxes, more fully described under Fair Value of Derivative Instruments below and the increase in unrecognized losses related to the Company’s defined benefit plans. The increase in noncontrolling interests reflected the purchase in February 2011 of a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel from Kinder Morgan and a 50% interest in a coastal tank barge acquired as part of the K-Sea acquisition.

2010 Compared with 2009

Current assets as of December 31, 2010 increased 42% compared with December 31, 2009, primarily reflecting a 100% increase in cash and cash equivalents. Trade accounts receivable increased 10%, primarily a reflection of higher 2010 fourth quarter marine transportation revenues when compared with the 2009 fourth quarter, partially associated with the pass through to customers of higher diesel fuel costs as fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts, or the customer pays for the fuel. Other accounts receivable increased 193%, predominately due to a federal income tax receivable as of December 31, 2010 of $11,138,000, the result of the late 2010 enactment of the Small Business Act that included a one-year extension of 50% bonus tax depreciation on qualified property. This extension was granted after the Company made three quarterly estimated tax payments based on the assumption that bonus tax depreciation would not be extended and, as a result, the Company overpaid its 2010 estimated federal income taxes. In addition, the Tax Relief Act that was signed on December 17, 2010 provides 100% bonus tax depreciation for capital investments placed in service after September 8, 2010 through December 31, 2011. For equipment placed in service after December 31, 2011 and through December 31, 2012, the bill provides for 50% bonus tax depreciation. Finished goods inventory decreased 2% due primarily to the continued reduction of diesel engine services inventory levels associated with the weaker business levels in the marine market. Prepaid expenses and other current assets increased 14%, primarily due to an increase in prepaid fuel due to higher fuel prices in the 2010 fourth quarter compared with the 2009 fourth quarter.

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

Deferred income taxes as of December 31, 2010 increased 16% compared with December 31, 2009. The increase was primarily due to the 2010 deferred tax provision of $34,439,000, which included bonus tax depreciation on qualifying expenditures due to the late 2010 enactments of the extensions of bonus tax depreciation as noted above.

Other long-term liabilities as of December 31, 2010 increased 4% compared with December 31, 2009, primarily reflecting increased pension plan accruals, and the recording of a $1,477,000 increased liability in the fair value of derivative instruments, more fully described under Fair Value of Derivative Instruments below.

Total equity as of December 31, 2010 increased 10% compared with December 31, 2009. The increase was the result of $116,249,000 of net earnings attributable to Kirby for 2010, a decrease of $3,174,000 in accumulated OCI and an increase in treasury stock of $16,729,000. The decrease in accumulated OCI primarily resulted from the net change in fair value of derivative instruments, net of taxes, more fully described under Fair Value of Derivative Instruments below and the increase in unrecognized losses related to the Company’s defined benefit plans. The increase in treasury stock was attributable to purchases during 2010 of $23,793,000 of Company common stock, partially offset by the exercise of stock options and the issuance of restricted stock during 2010.

Retirement Plans

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities. The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The pension contribution for the 2011 and 2010 years were $27,500,000 and $11,900,000, respectively. The Company’s contribution of $27,500,000 in December 2011 resulted in funding 97% of the pension plan’s ABO at December 31, 2011. The fair value of plan assets was $174,223,000 and $152,696,000 at December 31, 2011 and December 31, 2010, respectively.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company assumed that plan assets would generate a long-term rate of return of 7.5% in 2011 and 2010. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants and comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

Long-Term Financing

On May 31, 2011, the Company entered into a credit agreement (“Term Loan”) with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of July 1, 2016. The Term Loan was funded on July 1, 2011 to provide financing for the K-Sea acquisition. The Term Loan provided for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) or an Alternate Base Rate calculated with reference to the agent bank’s prime rate, among other factors. The interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. The Term Loan contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. As of December 31, 2011, the Company was in compliance with all Term Loan covenants and had $507,000,000 outstanding under the Term Loan, $39,000,000 of which was classified as current portion of long-term debt.

The Company has a $250,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. On May 31, 2011, the Revolving Credit Facility was amended to conform the interest rate spread to the spread provided in the Term Loan described above. The variable interest rate spread is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. Prior to the May 31, 2011 amendment, the variable interest rate spread was 2.0% over LIBOR for LIBOR loans and 0.5% over the Alternate Base Rate for Alternate Base Rate loans. The commitment fee is currently 0.3%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of December 31, 2011, the Company was in compliance with all Revolving Credit Facility covenants and had $95,000,000 outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $2,440,000 as of December 31, 2011.

The Company has $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. The Company was in compliance with all Senior Notes covenants at December 31, 2011.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2012. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of December 31, 2011. Outstanding letters of credit under the Credit Line were $4,093,000 as of December 31, 2011.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank revolving credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. As of December 31, 2011, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of December 31, 2011, the Company had forward contracts with notional amounts aggregating $5,406,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the first quarter of 2012 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at December 31, 2011 and 2010 (in thousands):

Liability Derivatives	Balance Sheet Location	2011	2010
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Other accrued liabilities	$363	$798
Foreign currency contracts	Other long-term liabilities	32	569
Interest rate contracts	Other long-term liabilities	9,202	16,209

Total derivatives designated as hedging instruments under ASC 815		$9,597	$17,576

Total liability derivatives		$9,597	$17,576

Fair value amounts were derived as of December 31, 2011 and 2010 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described in Note 4, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
		2011	2010	2009
Interest rate contracts	Interest expense	$7,007	$(908)	$5,701
Foreign exchange contracts	Cost of sales and operating expenses	929	(1,419)	(51)

Total		$7,936	$(2,327)	$5,650

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		2011	2010	2009
Interest rate contracts	Interest expense	$(8,586)	$(8,529)	$(7,356)
Foreign exchange contracts	Cost of sales and operating expenses	(13)	(411)	—

Total		$(8,599)	$(8,940)	$(7,356)

The Company anticipates $4,781,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $211,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

Capital Expenditures

Capital expenditures for 2011 were $226,238,000 of which $114,703,000 was for construction of inland tank barges and towboats, $33,335,000 for progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units scheduled for completion in the fourth quarter of 2012, and $78,200,000 was primarily for upgrading of the existing inland and coastal marine transportation fleets. Capital expenditures for 2010 were $136,841,000 of which $74,265,000 was for construction of inland tank barges and towboats, and $62,576,000 was primarily for upgrading of the existing marine transportation fleet. Capital expenditures for 2009 were $192,660,000 of which $142,384,000 was for construction of inland tank barges and towboats, and $50,276,000 was primarily for upgrading of the existing marine transportation fleet. Financing of the construction of the inland tank barges and towboats and dry-bulk barges and tugboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During 2011, the Company took delivery of 40 inland tank barges with a total capacity of 1,100,000 barrels and one inland towboat. During 2011, the Company retired 66 inland tank barges, reducing its capacity by approximately 1,250,000 barrels.

The Company projects that capital expenditures for 2012 will be in the $255,000,000 to $265,000,000 range. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2012 new construction capital expenditures of approximately $100,000,000 will consist of 55 new tank barges with a total capacity of 1,000,000 barrels and five inland towboats and approximately $70,000,000 in progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units for delivery in the 2012 fourth quarter with an estimated total cost of $52,000,000 for each unit. The balance of approximately $85,000,000 to $95,000,000 is primarily capital upgrades and improvements to existing marine equipment and marine transportation and diesel engine services facilities.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during 2011. During 2010, the Company purchased 618,000 shares of its common stock for $23,793,000, for an average price per share of $38.48. The common stock was purchased through a combination of discretionary purchases and purchases pursuant to a stock trading plan entered into with a brokerage firm pursuant to Rule 10b5-1 under the Securities and Exchange Act of 1934. The Company’s Board of Directors on July 27, 2010 authorized the repurchase of an additional 2,000,000 shares of its common stock. As of February 22, 2012, the Company had 1,685,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $311,995,000, $245,246,000 and $319,885,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The 2011 year experienced a net decrease in cash flows from changes in operating assets and liabilities of $79,618,000 primarily due to larger increases in trade accounts receivable and inventory from stronger business activity levels in 2011 versus 2010 and a pension contribution of $27,500,000 in December 2011. The 2010 year experienced a net decrease in cash flows from changes in operating assets and liabilities of $12,518,000, primarily due to increased receivables from stronger business activities levels and a federal income tax receivable as of December 31, 2010 of $11,138,000, the result of the Small Business Act that included a one-year extension of 50% bonus tax depreciation on qualified property. This extension was made after the Company made three quarterly 2010 estimated tax payments based on the assumption that bonus tax depreciation would not be extended and, as a result, the Company overpaid its 2010 estimated federal income taxes. In addition, the Tax Relief Act that was signed on December 17, 2010 provides 100% bonus tax depreciation for capital investments placed in service after September 8, 2010 through December 31, 2011. For equipment placed in service after December 31, 2011 and through December 31, 2012, the bill provides for 50% bonus tax depreciation. This compares with a net increase in cash flows from changes in operating assets and liabilities in the 2009 year of $47,360,000, primarily due to a decrease in receivables during 2009, the result of decreased revenues due to weaker business activity levels. Also impacting 2010 was a pension contribution of $11,900,000 versus none in 2009.

Funds generated are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of February 21, 2012, $175,953,000 under its Revolving Credit Facility and $5,837,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $250,000,000 and expires November 9, 2015. As of December 31, 2011, the Company had $155,000,000 available under the Revolving Credit Facility. The Revolving Credit Facility also allows for an increase in the commitments from the banks from the current $250,000,000 level up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. Based on current economic conditions and credit market volatility, there is no guarantee that the participating banks would elect to increase the commitment, and if they did, the terms may be less favorable than the current Revolving Credit Facility. The Senior Notes do not mature until February 2013 and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. While the Company has no current plans to access the private placement bond market, should the Company decide to do so in the near term, the terms, size and cost of a new debt issue could be less favorable than our current debt agreements.

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

There are numerous factors that may negatively impact the Company’s cash flow in 2012. For a list of significant risks and uncertainties that could impact cash flows, see Note 13, Contingencies and Commitments in the financial statements, and Item 1A — Risk Factors. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 6, Long-Term Debt in the financial statements.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $26,329,000 at December 31, 2011, including $9,260,000 in letters of credit and debt guarantees, and $17,069,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

All marine transportation term contracts contain fuel escalation clauses, or the customer pays for the fuel. However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to recover changes in fuel costs due to fuel price changes. However, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. Spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

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

Contractual Obligations

The contractual obligations of the Company and its subsidiaries at December 31, 2011 consisted of the following (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$802,005	$39,005	$356,000	$407,000	$—
Non-cancelable operating leases — barges	115,510	20,151	35,309	26,604	33,446
Non-cancelable operating leases — towing vessels	104,027	52,888	39,011	12,128	—
Non-cancelable operating leases — land, buildings and equipment	32,436	7,164	11,278	7,616	6,378
Barge and towing vessel construction contracts	164,775	164,775	—	—	—

	$1,218,753	$283,983	$441,598	$453,348	$39,824

The majority of the towboat charter agreements are for terms of one year or less. The Company’s towboat rental agreements provide the Company with the option to terminate most agreements with notice ranging from seven to 90 days. The Company estimates that 80% of the charter rental cost is related to towboat crew costs, maintenance and insurance.

Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 amends the guidance in ASC 350-20, “Intangibles — Goodwill and Other — Goodwill.” Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. This ASU is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of this ASU for its 2011 goodwill impairment testing with no impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires entities to present components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements that would include reclassification adjustments for items that are reclassified from OCI to net income on the face of the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). The amendments to the Codification in ASU 2011-12 are effective at the same time as the amendments in ASU 2011-05, so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. The amendments are being made to allow the FASB time to reevaluate whether to present on the face of the financial statements the effects of reclassifications out of accumulated OCI on the components of net income and OCI for all periods presented. ASU 2011-12 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 will not have a material impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would impact the 2012 interest expense by $180,000 based on balances outstanding at December 31, 2011, and would change the fair value of the Company’s debt by less than 1%.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank revolving credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. As of December 31, 2011, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of December 31, 2011, the Company had forward contracts with notional amounts aggregating $5,406,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the first quarter of 2012 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at December 31, 2011 and 2010 (in thousands):

Liability Derivatives	Balance Sheet Location	2011	2010
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Other accrued liabilities	$363	$798
Foreign currency contracts	Other long-term liabilities	32	569
Interest rate contracts	Other long-term liabilities	9,202	16,209

Total derivatives designated as hedging instruments under ASC 815		$9,597	$17,576

Total liability derivatives		$9,597	$17,576

Fair value amounts were derived as of December 31, 2011 and December 31, 2010 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described in Note 4, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
		2011	2010	2009
Interest rate contracts	Interest expense	$7,007	$(908)	$5,701
Foreign exchange contracts	Cost of sales and operating expenses	929	(1,419)	(51)

Total		$7,936	$(2,327)	$5,650

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

		2011	2010	2009
Interest rate contracts	Interest expense	$(8,586)	$(8,529)	$(7,356)
Foreign exchange contracts	Cost of sales and operating expenses	(13)	(411)	—

Total		$(8,599)	$(8,940)	$(7,356)

The Company anticipates $4,781,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $211,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report (see Item 15, page 100).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2011, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report which is included herein.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10 Through 14.

The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2011, except for the information regarding executive officers which is provided under Item 1.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kirby Corporation:

We have audited Kirby Corporation and consolidated subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kirby Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kirby Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston, Texas

February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kirby Corporation:

We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kirby Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Houston, Texas

February 28, 2012

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,249	$195,600
Accounts receivable:
Trade — less allowance for doubtful accounts of $5,007 ($4,000 in 2010)	303,087	146,359
Other	32,060	21,612
Inventories — net, at lower of average cost or market	130,130	38,821
Prepaid expenses and other current assets	33,617	17,105
Deferred income taxes	14,186	6,418

Total current assets	529,329	425,915

Property and equipment:
Marine transportation equipment	2,466,506	1,748,488
Land, buildings and equipment	151,762	113,823

	2,618,268	1,862,311
Accumulated depreciation	796,095	744,150

Property and equipment — net	1,822,173	1,118,161

Investment in affiliates	3,682	3,336
Goodwill — net	483,468	228,873
Other assets	121,759	18,652

Total assets	$2,960,411	$1,794,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$39,005	$128
Income taxes payable	4,124	3,065
Accounts payable	158,855	71,354
Accrued liabilities:
Interest	1,168	1,006
Insurance premiums and claims	45,817	24,416
Employee compensation	42,706	30,582
Taxes — other than on income	9,972	7,550
Other	17,599	10,525
Deferred revenues	39,554	11,633

Total current liabilities	358,800	160,259

Long-term debt — less current portion	763,000	200,006
Deferred income taxes	292,355	231,775
Other long-term liabilities	92,098	43,758

Total long-term liabilities	1,147,453	475,539

Contingencies and commitments	—	—
Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,276,000 shares	5,928	5,734
Additional paid-in capital	357,294	237,014
Accumulated other comprehensive income — net	(56,176)	(33,642)
Retained earnings	1,229,641	1,046,615
Treasury stock — at cost, 3,532,000 shares in 2011 and 3,780,000 in 2010	(94,162)	(99,622)

Total Kirby stockholders’ equity	1,442,525	1,156,099
Noncontrolling interests	11,633	3,040

Total equity	1,454,158	1,159,139

Total liabilities and equity	$2,960,411	$1,794,937

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$1,194,607	$915,046	$881,298
Diesel engine services	655,810	194,511	200,860

Total revenues	1,850,417	1,109,557	1,082,158

Costs and expenses:
Costs of sales and operating expenses	1,228,440	683,236	637,833
Selling, general and administrative	170,386	117,694	121,401
Taxes, other than on income	13,179	13,209	12,104
Depreciation and amortization	126,029	95,296	93,968
Impairment of goodwill	—	—	1,901
Loss (gain) on disposition of assets	40	78	(1,079)

Total costs and expenses	1,538,074	909,513	866,128

Operating income	312,343	200,044	216,030
Equity in earnings of affiliates	347	283	874
Other income (expense)	(41)	273	(266)
Interest expense	(17,902)	(10,960)	(11,080)

Earnings before taxes on income	294,747	189,640	205,558
Provision for taxes on income	(109,255)	(72,258)	(78,020)

Net earnings	185,492	117,382	127,538
Less: Net earnings attributable to noncontrolling interests	(2,466)	(1,133)	(1,597)

Net earnings attributable to Kirby	$183,026	$116,249	$125,941

Net earnings per share attributable to Kirby common stockholders:
Basic	$3.35	$2.16	$2.34
Diluted	$3.33	$2.15	$2.34

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	($ in thousands)
Common stock:
Balance at beginning of year	$5,734	$5,734	$5,734
Issuance of shares in acquisition	194	—	—

Balance at end of year	$5,928	$5,734	$5,734

Additional paid-in capital:
Balance at beginning of year	$237,014	$229,724	$225,718
Issuance of shares in acquisition	112,825	—	—
Excess (deficit) of proceeds received upon exercise of stock options and issuance of restricted stock over cost of treasury stock issued	4,359	3,140	(349)
Tax benefit realized from equity compensation plans	1,348	373	1,013
Issuance of restricted stock, net of forfeitures	(7,480)	(7,090)	(6,513)
Amortization of unearned compensation	9,228	10,867	9,855

Balance at end of year	$357,294	$237,014	$229,724

Accumulated other comprehensive income:
Balance at beginning of year	$(33,642)	$(30,468)	$(55,047)
Change in defined benefit plans’ minimum liabilities, net of taxes ($16,994 in 2011, $1,028 in 2010 and $(12,962) in 2009)	(27,383)	(1,654)	20,903
Change in fair value of derivative financial instruments, net of taxes (($2,915) in 2011, $986 in 2010 and $(1,974) in 2009)	5,199	(1,520)	3,676
Foreign currency translation loss	(350)	—	—

Balance at end of year	$(56,176)	$(33,642)	$(30,468)

Retained earnings:
Balance at beginning of year	$1,046,615	$930,366	$804,425
Net earnings attributable to Kirby for the year	183,026	116,249	125,941

Balance at end of year	$1,229,641	$1,046,615	$930,366

Treasury stock:
Balance at beginning of year	$(99,622)	$(82,893)	$(90,777)
Purchase of treasury stock (618,000 in 2010 and 20,000 shares in 2009)	—	(23,793)	(657)
Cost of treasury stock issued upon exercise of stock options and issuance of restricted stock (248,000 in 2011, 338,000 in 2010 and 368,000 in 2009)	5,460	7,064	8,541

Balance at end of year	$(94,162)	$(99,622)	$(82,893)

Noncontrolling interests:
Balance at beginning of year	$3,040	$3,632	$3,502
Net earnings attributable to noncontrolling interests	2,466	1,133	1,597
Return of investment to noncontrolling interests	(2,115)	(1,794)	(1,782)
Proceeds from noncontrolling interest investments	268	69	315
Acquisition of noncontrolling interests	7,974	—	—

Balance at the end of year	$11,633	$3,040	$3,632

Comprehensive income:
Net earnings	$185,492	$117,382	$127,538
Other comprehensive income (loss), net of taxes ($14,079 in 2011, $2,013 in 2010 and $(14,936) in 2009)	(22,534)	(3,174)	24,579

Total comprehensive income	$162,958	$114,208	$152,117

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	($ in thousands)
Cash flows from operating activities:
Net earnings	$185,492	$117,382	$127,538
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	126,029	95,296	93,968
Provision (credit) for doubtful accounts	266	(15)	(1,104)
Provision for deferred income taxes	70,004	34,439	42,424
Loss (gain) on disposition of assets	40	78	(1,079)
Equity in earnings of affiliates	(347)	(283)	(874)
Amortization of unearned share-based compensation	9,228	10,867	9,855
Impairment of goodwill	—	—	1,901
Other	901	—	(104)
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	(58,351)	(17,563)	59,083
Inventory	(26,355)	973	8,724
Other assets	(7,247)	(2,511)	(1,585)
Income taxes payable	3,026	(13,284)	3,557
Accounts payable	21,492	19,262	(25,929)
Accrued and other liabilities	(12,183)	605	3,510

Net cash provided by operating activities	311,995	245,246	319,885

Cash flows from investing activities:
Capital expenditures	(226,238)	(136,841)	(192,660)
Acquisitions of businesses and marine equipment, net of cash acquired	(859,512)	—	—
Proceeds from disposition of assets	11,821	9,725	7,388
Retirement of interest rate swaps assumed in acquisition	(14,803)	—	—

Net cash used in investing activities	(1,088,732)	(127,116)	(185,272)

Cash flows from financing activities:
Borrowings on long-term debt	531,646	—	—
Borrowings (payments) on bank credit facilities, net	95,000	—	(46,000)
Payments on long-term debt, net	(33,128)	(105)	(1,087)
Return of investment to noncontrolling interests	(2,115)	(1,794)	(1,782)
Proceeds from noncontrolling interest investments	268	69	315
Proceeds from exercise of stock options	4,367	4,884	2,774
Purchase of treasury stock	—	(23,793)	(657)
Excess tax benefit from equity compensation plans	1,348	373	1,013

Net cash provided by (used in) financing activities	597,386	(20,366)	(45,424)

Increase (decrease) in cash and cash equivalents	(179,351)	97,764	89,189
Cash and cash equivalents, beginning of year	195,600	97,836	8,647

Cash and cash equivalents, end of year	$16,249	$195,600	$97,836

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$16,455	$10,604	$10,899
Income taxes	$34,926	$50,743	$31,005
Noncash investing activity:
Stock issued in acquisition	$113,019	$—	$—
Cash acquired in acquisition	$4,044	$—	$—
Disposition of assets for receivables	$682	$1,569	$934

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Kirby Corporation and all majority-owned subsidiaries (“the Company”). Two affiliated limited partnerships, in which the Company owns a 50% interest, is the general partner and has effective control and whose activities are an integral part of the operations of the Company, are consolidated. All other investments in which the Company owns 20% to 50% and exercises significant influence over operating and financial policies are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to reflect the current presentation of financial information.

Accounting Policies

Cash Equivalents. Cash equivalents consist of all short-term, highly liquid investments with maturities of three months or less at date of purchase.

Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 2011 and 2010 were $53,083,000 and $24,626,000, respectively, of accruals for revenues earned which have not been invoiced as of the end of each year.

The Company’s marine transportation and diesel engine services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with insurance companies. Included in accounts receivable as of December 31, 2011 and 2010 were $15,530,000 and $3,453,000, respectively, of receivables from insurance companies to cover claims in excess of the Company’s deductible.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily trade accounts receivables. The Company’s marine transportation customers include the major oil refining and petrochemical companies. The diesel engine services customers are oil and gas service companies, marine transportation companies, commercial fishing companies, power generation companies, and the United States government. The Company regularly reviews its accounts and estimates the amount of uncollectible receivables each period and establishes an allowance for uncollectible amounts. The amount of the allowance is based on the age of unpaid amounts, information about the current financial strength of customers, and other relevant information. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known.

Fair Value of Financial Instruments. Cash, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments. The fair value of the Company’s debt instruments is more fully described in Note 6, Long-Term Debt.

Property, Maintenance and Repairs. Property is recorded at cost. Improvements and betterments are capitalized as incurred. Depreciation is recorded on the straight-line method over the estimated useful lives of the individual assets as follows: marine transportation equipment, 5-40 years; buildings, 10-40 years; other equipment, 2-10 years; and leasehold improvements, term of lease. When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in the statement of earnings. Maintenance and repairs on vessels built for use on the inland waterways are charged to operating expense as incurred and includes the costs incurred in United States Coast Guard (“USCG”) inspections unless the shipyard extends the life or improves the operating capacity of the vessel which results in the costs being capitalized.

Drydocking on Ocean-Going Vessels. The Company’s ocean-going vessels are subject to regulatory drydocking requirements after certain periods of time to be inspected, have planned major maintenance performed and be recertified by the American Bureau of Shipping (“ABS”). These recertifications generally occur twice in a five year period. The Company defers the drydocking expenditures incurred on its ocean-going vessels due to regulatory marine inspections by the ABS and amortizes the costs of the shipyard over the period between drydockings, generally 30 months, unless the drydocking extends the life or improves the operating capability of the vessels which results in the costs being capitalized. Routine repairs and maintenance on ocean-going vessels are expensed as incurred.

Environmental Liabilities. The Company expenses costs related to environmental events as they are incurred or when a loss is considered probable and estimable.

Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. The Company conducted its annual goodwill impairment test at November 30, 2011 and 2010. For 2011 and 2010, the Company noted no impairment of goodwill. The Company will continue to conduct goodwill impairment tests as of November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary. The gross carrying value of goodwill at December 31, 2011 and 2010 was $500,935,000 and $246,340,000, respectively, and accumulated amortization at December 31, 2011 and 2010 was $15,566,000. Accumulated impairment losses were $1,901,000 at December 31, 2011 and 2010.

Net goodwill for the marine transportation segment was $276,163,000 and $153,870,000 at December 31, 2011 and 2010, respectively. Net goodwill for the diesel engine services segment was $207,305,000 and $75,003,000 at December 31, 2011 and 2010, respectively.

Revenue Recognition. The majority of marine transportation revenue is derived from term contracts, ranging from one to five years, some of which have renewal options, and the remainder is from spot market movements. The majority of the term contracts are for terms of one year. The Company is a provider of marine transportation services for its customers and, in almost all cases, does not assume ownership of the products it transports. A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate or at a daily rate. The rate may or may not escalate during the term of the contract, however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate, including fuel, and are subject to market volatility. The Company uses a voyage accounting method of revenue recognition for its marine transportation revenues which allocates voyage revenue based on the percent of the voyage completed during the period. There is no difference in the recognition of revenue between a term contract and a spot contract.

Diesel engine service products and services are generally sold based upon purchase orders or preferential service agreements with the customer that include fixed or determinable prices and that do not include right of return or significant post delivery performance obligations. Diesel engine parts sales are recognized when title passes upon shipment to customers or when customer-specific acceptance requirements are met. Service revenue is recognized as the service is provided. Diesel manufacturing and assembly projects revenue is reported on the percentage of completion method of accounting using measurements of progress towards completion appropriate for the work performed.

Stock-Based Compensation. The Company has share-based compensation plans covering selected officers and other key employees as well as the Company’s Board of Directors. Stock-based grants made under the Company’s stock plans are recorded at fair value on the date of the grant and the cost is recognized ratably over the vesting period of the stock option or restricted stock. Stock option grants are valued at the date of grant as calculated under the Black-Scholes option pricing model. The Company’s stock-based compensation plans are more fully described in Note 9, Stock Award Plans.

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

Accrued Insurance. Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (“IBNR”) or fully developed based on past experience. Insurance premiums, IBNR losses and incurred claim losses, up to the Company’s deductible, for 2011, 2010 and 2009 were $18,673,000, $13,461,000 and $12,786,000, respectively.

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

Recoverability on marine transportation assets is assessed based on vessel classes, not on individual assets, because identifiable cash flows for individual marine transportation assets are not available. Projecting customer contract volumes allows estimation of future cash flows by projecting pricing and utilization by vessel class but it is not practical to project which individual marine transportation asset will be utilized for any given contract. Because customers do not specify which particular vessel is used, prices are quoted based on vessel classes not individual assets. Nominations of vessels for specific jobs are determined on a day by day basis and are a function of the equipment class required and the geographic position of vessels within that class at that particular time as vessels within a class are interchangeable and provide the same service. The Company’s vessels are mobile assets and equipped to operate in geographic regions throughout the United States and the Company has in the past and expects to continue to move vessels from one region to another when it is necessary due to changing markets and it is economical to do so. Barge vessel classes are based on similar capacities, hull type, and type of product and towing vessels are based on similar hull type and horsepower. Recoverability of the vessel classes is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 amends the guidance in ASC 350-20, “Intangibles – Goodwill and Other – Goodwill.” Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. This ASU is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of this ASU for its 2011 goodwill impairment testing with no impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires entities to present components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements that would include reclassification adjustments for items that are reclassified from other comprehensive income (“OCI”) to net income on the face of the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). The amendments to the Codification in ASU 2011-12 are effective at the same time as the amendments in ASU 2011-05, so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. The amendments are being made to allow the FASB time to reevaluate whether to present on the face of the financial statements the effects of reclassifications out of accumulated OCI on the components of net income and OCI for all periods presented. ASU 2011-12 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 will not have a material impact on the Company’s consolidated financial statements.

(2) Acquisitions

On December 15, 2011, the Company completed the purchase of the coastal tank barge fleet of Seaboats, Inc. and affiliated companies (“Seaboats”) consisting of three 80,000 barrel coastal tank barges and tugboats for $42,745,000 in cash. The three coastal tank barges and tugboats currently operate along the United States East Coast and have an average age of five years.

On July 1, 2011, the Company completed the acquisition of K-Sea Transportation Partners L.P. (“K-Sea”), an operator of tank barges and tugboats participating in the coastal transportation primarily of refined petroleum products in the United States. The total value of the transaction was $603,427,000, excluding transaction fees, consisting of $227,617,000 of cash paid to K-Sea common and preferred unit holders and the general partner, $262,791,000 of cash to retire K-Sea’s outstanding debt, and $113,019,000 through the issuance of 1,939,234 shares of Company common stock valued at $58.28 per share, the Company’s closing share price on July 1, 2011.

On the acquisition date, K-Sea’s fleet, comprised of 57 coastal tank barges with a capacity of 3.8 million barrels and 63 tugboats, operated along the East Coast, West Coast and Gulf Coast of the United States, as well as in Alaska and Hawaii. K-Sea’s tank barge fleet, 54 of which were double hulled and had an average age of approximately nine years, is one of the youngest fleets in the coastal trade. K-Sea’s customers include major oil companies and refiners, many of which are current Company customers for inland tank barge services. K-Sea has operating facilities in New York, Philadelphia, Seattle and Honolulu.

The Company considers K-Sea to be a natural extension of the current marine transportation segment, expanding into the coastal marine transportation business from the predominately inland based marine transportation business.

Total consideration transferred was as follows (in thousands):

Cash consideration paid	$227,617
Cash to retire K-Sea’s outstanding debt	262,791
Stock consideration through issuance of Company common stock	113,019

Fair value of consideration transferred	$603,427

The fair values of the assets acquired and liabilities assumed recorded at the acquisition date were as follows (in thousands):

Assets:
Cash	$4,044
Accounts receivable	40,013
Other current assets	8,881
Property and equipment	495,312
Goodwill	113,973
Deferred income taxes	3,439
Other assets	26,126

Total assets	$691,788

Liabilities:
Accounts payable	$27,279
Accrued liabilities	40,675
Deferred revenues	8,224
Other long-term liabilities	8,100
Non-controlling interests	4,083

Total liabilities	$88,361

Net assets acquired	$603,427

The analysis of the K-Sea fair values above is substantially complete but all fair values have not been finalized pending obtaining the information necessary to complete the analysis. Companies have one year after an acquisition to finalize acquisition accounting under current accounting rules.

As a result of the acquisition, the Company recorded $113,973,000 of goodwill and $11,400,000 of net intangibles. The net intangibles have a weighted average amortization period of approximately 11 years. The Company expects substantially all of the goodwill will be deductible for tax purposes. Acquisition and integration related costs of $5,353,000, consisting primarily of legal, audit and other professional fees plus other expenses, were expensed as incurred to selling, general and administrative expense in 2011.

On April 15, 2011, the Company purchased United Holdings LLC (“United”), a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and on-highway transportation industries, and manufacturer of oilfield service equipment. The purchase price was $271,192,000 in cash, plus a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. United, headquartered in Oklahoma City, Oklahoma with 21 locations across seven states, distributes and services equipment and parts for Allison Transmission (“Allison”), MTU Detroit Diesel (“MTU”), Daimler Trucks NA (“Daimler”), and other diesel and natural gas engines. United also manufactures oilfield service equipment, including hydraulic fracturing equipment. United’s principal customers are oilfield service companies, oil and gas operators and producers, compression companies and on-highway transportation companies.

The Company considers United to be a natural extension of the current diesel engine services segment, expanding into the land-based diesel engines and transmissions service business, especially the pressure pumping and oilfield services market.

Total consideration transferred was as follows (in thousands):

Cash consideration paid	$271,192
Fair value of contingent earnout provision payable in 2014	16,300

Fair value of consideration transferred	$287,492

The fair values of the assets acquired and liabilities assumed recorded at the acquisition date were as follows (in thousands):

Assets:
Accounts receivable	$71,427
Inventories	64,680
Other current assets	1,246
Property and equipment	16,629
Goodwill	132,302
Other assets	75,864

Total assets	$362,148

Liabilities:
Accounts payable	$39,809
Accrued liabilities	7,202
Deferred revenues	27,331
Deferred income taxes	314

Total liabilities	$74,656

Net assets acquired	$287,492

The analysis of the United fair values above is substantially complete but all fair values have not been finalized pending obtaining the information necessary to complete the analysis. Companies have one year after an acquisition to finalize acquisition accounting under current accounting rules.

As a result of the acquisition, the Company recorded $132,302,000 of goodwill and $75,697,000 of intangibles. The intangibles have a weighted average amortization period of approximately 16 years. The Company expects substantially all of the goodwill will be deductible for tax purposes. Acquisition related costs of $760,000, consisting primarily of legal and audit fees and other expenses, were expensed as incurred to selling, general and administrative expense in 2011.

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

The following unaudited pro forma results present consolidated information as if the United and K-Sea acquisitions had been completed as of January 1, 2009. The pro forma results do not include the acquisitions of Seaboats, Enterprise and Kinder Morgan described above as the effect of these acquisitions would not be materially different from the Company’s actual results.

The pro forma results include the amortization associated with the acquired intangible assets, interest expense associated with the debt used to fund a portion of the acquisitions, the impact of the additional shares issued in connection with the K-Sea acquisition, the impact of certain fair value adjustments such as depreciation adjustments related to adjustments to property and equipment, elimination of K-Sea’s goodwill impairment charge in the second quarter of 2010, and standardization of accounting policies. The pro forma results do not include any cost savings or potential synergies related to the acquisitions nor any integration costs. The pro forma results should not be considered indicative of the results of operations or financial position of the combined companies had the acquisitions had been consummated as of January 1, 2009 and are not necessarily indicative of results of future operations of the Company.

The following table sets forth the Company’s pro forma revenues, net earnings attributable to Kirby, basic net earnings per share and fully diluted net earnings per share attributable to Kirby common stockholders for the years ended December 31, 2011, 2010 and 2009 (unaudited and in thousands, except per share amounts):

	2011 Pro forma	2010 Pro forma	2009 Pro forma
Revenues	$2,105,904	$1,685,173	$1,554,806
Net earnings attributable to Kirby	$172,426	$123,981	$138,726
Net earnings per share attributable to Kirby common stockholders:
Basic	$3.10	$2.22	$2.49
Diluted	$3.09	$2.22	$2.49

(3) Inventories

The following table presents the details of inventories as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Finished goods	$111,931	$35,719
Work in process	18,199	3,102

	$130,130	$38,821

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
December 31, 2011:
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$9,597	$—	$9,597
Contingent earnout liability	—	—	22,600	22,600

	$—	$9,597	$22,600	$32,197

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
December 31, 2010:
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$17,576	$—	$17,576

The fair value of the Company’s derivative instruments is more fully described below in Note 5, Derivative Instruments.

In connection with the acquisition of United on April 15, 2011, United’s former owners are eligible to receive a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. The fair value of the contingent earnout liability recorded at the acquisition date was $16,300,000. The fair value of the earnout is based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments. The increase in the fair value of the earnout liability of $6,300,000 for 2011 was charged to selling, general and administrative expense. As of December 31, 2011, the Company had recorded an earnout liability of $22,600,000.

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

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets are adjusted to fair value when there is evidence of impairment. During the years ended December 31, 2011 and 2010, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

(5) Derivative Instruments

The Company recognizes all derivative instruments at fair value in the balance sheet as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception date of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of earnings. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in OCI until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the cumulative difference between the fair value of the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank revolving credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the London Interbank Offered Rate (“LIBOR”) to quarterly fixed rate payments. As of December 31, 2011, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of December 31, 2011, the Company had forward contracts with notional amounts aggregating $5,406,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the first quarter of 2012 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at December 31, 2011 and 2010 (in thousands):

Liability Derivatives	Balance Sheet Location	2011	2010
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Other accrued liabilities	$363	$798
Foreign currency contracts	Other long-term liabilities	32	569
Interest rate contracts	Other long-term liabilities	9,202	16,209

Total derivatives designated as hedging instruments under ASC 815		$9,597	$17,576

Total liability derivatives		$9,597	$17,576

Fair value amounts were derived as of December 31, 2011 and 2010 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 4, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
		2011	2010	2009
Interest rate contracts	Interest expense	$7,007	$(908)	$5,701
Foreign exchange contracts	Cost of sales and operating expenses	929	(1,419)	(51)

Total		$7,936	$(2,327)	$5,650

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

		2011	2010	2009
Interest rate contracts	Interest expense	$(8,586)	$(8,529)	$(7,356)
Foreign exchange contracts	Cost of sales and operating expenses	(13)	(411)	—

Total		$(8,599)	$(8,940)	$(7,356)

The Company anticipates $4,781,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $211,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

(6) Long-Term Debt

Long-term debt at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Long-term debt, including current portion:
$540,000,000 term loan due May 31, 2016	$507,000	$—
$250,000,000 revolving credit facility due November 9, 2015	95,000	—
Senior notes due February 28, 2013	200,000	200,000
Other long-term debt	5	134

	$802,005	$200,134

The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2012	$39,005
2013	265,000
2014	91,000
2015	199,000
2016	208,000
Thereafter	—

$802,005

On May 31, 2011, the Company entered into a credit agreement (“Term Loan”) with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of July 1, 2016. The Term Loan provides for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on LIBOR or a base rate calculated with reference to the agent bank’s prime rate, among other factors (the “Alternate Base Rate”). The interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. The Term Loan contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. The primary purpose of the Term Loan was to provide financing for the Company’s acquisition of K-Sea. The acquisition of K-Sea was completed and the Term Loan funded on July 1, 2011. As of December 31, 2011, the Company was in compliance with all Term Loan covenants and had $507,000,000 outstanding under the Term Loan, $39,000,000 of which was classified as current portion of long-term debt. The Term Loan’s average interest rate for 2011 was 1.8%, computed by dividing the interest expense under the Term Loan by the average Term Loan borrowings.

The Company has an unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. On May 31, 2011, the Revolving Credit Facility was amended to conform the interest rate spread to the spread provided in the Term Loan described above. The unsecured Revolving Credit Facility has a variable interest rate based on LIBOR or an Alternate Base Rate. The variable interest rate spread varies with the Company’s senior debt rating. The variable interest rate spread is currently 1.5% over LIBOR for LIBOR loans and 0.5% over the Alternate Base Rate for Alternate Base Rate loans. The commitment fee is currently 0.3%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of December 31, 2011, the Company was in compliance with all Revolving Credit Facility covenants and had $95,000,000 outstanding under the Revolving Credit Facility. The average borrowing under the Revolving Credit Facility during 2011 was $59,608,000, computed by averaging the daily balance, and the weighted average interest rate was 1.9%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $2,440,000 as of December 31, 2011.

The Company has $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. As of December 31, 2011, $200,000,000 was outstanding under the Senior Notes and the 2011 average interest rate was 0.8%, computed by dividing the interest expense under the Senior Notes by the average Senior Notes borrowings of $200,000,000. The Company was in compliance with all Senior Notes covenants at December 31, 2011.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit with a maturity date of June 30, 2012. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of December 31, 2011. Outstanding letters of credit under the Credit Line were $4,093,000 as of December 31, 2011.

The Company is of the opinion that the amounts included in the consolidated financial statements for outstanding debt materially represent the fair value of such debt at December 31, 2011 and 2010 due to their variable interest rates.

(7) Taxes on Income

Earnings before taxes on income and details of the provision for taxes on income for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009
Earnings before taxes on income — United States	$294,747	$189,640	$205,558

Provision for taxes on income:
Federal:
Current	$33,640	$33,014	$30,443
Deferred	65,451	30,643	38,404
State and local	10,164	8,601	9,173

	$109,255	$72,258	$78,020

During the three years ended December 31, 2011, 2010 and 2009, tax benefits related to the exercise of stock options and the issuance of restricted stock that were allocated directly to additional paid-in capital were $1,348,000, $373,000 and $1,013,000, respectively.

The Company’s provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 2011, 2010 and 2009 due to the following:

	2011	2010	2009
United States income tax statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.2	2.9	2.9
Other – net	(.1)	.2	.1

	37.1%	38.1%	38.0%

The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Current deferred tax assets:
Compensated absences	$695	$518
Allowance for doubtful accounts	1,752	1,400
Insurance accruals	4,150	2,319
Other	7,589	2,181

	$14,186	$6,418

Non-current deferred tax assets and liabilities:
Deferred tax assets:
Postretirement health care benefits	$3,422	$3,548
Insurance accruals	1,420	876
Deferred compensation	8,290	7,456
Unrealized loss on derivative financial instruments	3,384	6,162
Unrealized loss on defined benefit plans	28,114	12,582
Operating loss carryforwards	1,305	1,023
Other	9,047	9,177

	54,982	40,824

Deferred tax liabilities:
Property	(298,335)	(234,732)
Deferred state taxes	(25,738)	(22,571)
Pension benefits	(15,376)	(8,738)
Goodwill and other intangibles	(6,563)	(5,538)
Other	(1,325)	(1,020)

	(347,337)	(272,599)

	$(292,355)	$(231,775)

The Company has determined that it is more likely than not that all deferred tax assets at December 31, 2011 will be realized, including its operating loss carryforwards of $1,305,000 that expire in various amounts through 2030.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the 2008 through 2010 tax years. With few exceptions, the Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the 2005 through 2010 tax years.

As of December 31, 2011, the Company has provided a liability of $2,509,000 for unrecognized tax benefits related to various income tax issues which includes interest and penalties. The amount that would impact the Company’s effective tax rate, if recognized, is $1,775,000, with the difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate being primarily related to the federal tax benefit of state income tax items. It is not reasonably possible to determine if the liability for unrecognized tax benefits will significantly change prior to December 31, 2012 due to the uncertainty of possible examination results.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009, is as follows (in thousands):

	2011	2010	2009
Balance at beginning of year	$2,088	$2,290	$2,451
Additions based on tax positions related to the current year	602	279	417
Additions for tax positions of prior years	402	84	87
Reductions for tax positions of prior years	(738)	(443)	(665)
Settlements	(822)	(122)	—

Balance at end of year	$1,532	$2,088	$2,290

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company recognized net expense (income) of $16,000, $43,000 and $(221,000) in interest and penalties for the years ended December 31, 2011, 2010 and 2009, respectively. The Company had $977,000, $993,000 and $964,000 of accrued liabilities for the payment of interest and penalties at December 31, 2011, 2010 and 2009, respectively.

(8) Leases

The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Lease agreements for barges have terms from one to 10 years expiring at various dates through 2021. Lease agreements for towing vessels chartered by the Company have terms from 30 days to five years expiring at various dates through 2016; however, the majority of the towing vessel charter agreements are for terms of one year or less. Total rental expense for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	2011	2010	2009
Rental expense:
Marine equipment — barges	$16,396	$9,075	$9,489
Marine equipment — towing vessels	91,796	79,016	81,453
Other buildings and equipment	8,156	5,334	5,240

Rental expense	$116,348	$93,425	$96,182

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2011 were as follows (in thousands):

	Land, Buildings and Equipment	Marine Equipment
		Barges	Towing Vessels	Total
2012	$7,164	$20,151	$52,888	$80,203
2013	6,168	18,587	23,020	47,775
2014	5,110	16,722	15,991	37,823
2015	4,857	15,065	9,094	29,016
2016	2,759	11,539	3,034	17,332
Thereafter	6,378	33,446	—	39,824

	$32,436	$115,510	$104,027	$251,973

(9) Stock Award Plans

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009
Compensation cost	$9,228	$10,867	$9,855
Income tax benefit	$3,534	$4,162	$3,775

The Company has two employee stock award plans for selected officers and other key employees which provide for the issuance of stock options and restricted stock. For both of the plans, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options prior to January 25, 2010 are five years and vest ratably over three years. Options granted on or after January 25, 2010 have terms of seven years and vest ratably over three years. At December 31, 2011, 1,214,718 shares were available for future grants under the employee plans and no outstanding stock options under the employee plans were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plans described above for the years ended December 31, 2011, 2010 and 2009:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2008	514,181	$35.28
Granted	228,246	$23.98
Exercised	(101,944)	$21.86
Canceled or expired	—	$—

Outstanding at December 31, 2009	640,483	$33.39
Granted	103,999	$32.60
Exercised	(228,543)	$28.36
Canceled or expired	(81,492)	$45.73

Outstanding at December 31, 2010	434,447	$33.53
Granted	103,021	$47.01
Exercised	(91,794)	$32.75
Canceled or expired	—	$—

Outstanding at December 31, 2011	445,674	$36.81

Under the employee plans, stock options exercisable were 226,900, 200,210 and 262,488 at December 31, 2011, 2010 and 2009, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plans at December 31, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$23.98 — $32.56	226,450	3.4	$27.72		113,364	$26.47
$34.40 — $36.35	24,000	2.4	$34.73		21,333	$34.52
$46.74 — $58.28	195,224	3.7	$47.61		92,203	$48.28

$23.98 — $58.28	445,674	3.5	$36.81	$12,937,000	226,900	$36.09	$6,750,000

The following is a summary of the restricted stock award activity under the employee plans described above for the years ended December 31, 2011, 2010 and 2009:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2008	502,818	$33.64
Granted	263,579	$24.70
Vested	(207,106)	$36.60
Forfeited	(16,612)	$32.70

Nonvested balance at December 31, 2009	542,679	$30.70
Granted	197,994	$33.42
Vested	(234,831)	$39.34
Forfeited	(6,507)	$32.00

Nonvested balance at December 31, 2010	499,335	$31.98
Granted	150,612	$46.50
Vested	(163,480)	$33.27
Forfeited	(10,835)	$38.90

Nonvested balance at December 31, 2011	475,632	$36.43

The Company has two director stock award plans for nonemployee directors of the Company which provide for the issuance of stock options and restricted stock. No additional options can be granted under one of the plans. The 2000 Director Plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plans are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted when first elected a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31, 2011, 252,224 shares were available for future grants under the 2000 Director Plan. The director stock award plans are intended as an incentive to attract and retain qualified and competent independent directors.

The following is a summary of the stock option activity under the director plans described above for the years ended December 31, 2011, 2010 and 2009:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2008	309,572	$30.94
Granted	50,433	$29.60
Exercised	(46,068)	$11.85
Forfeited	(12,000)	$35.99

Outstanding at December 31, 2009	301,937	$33.43
Granted	57,492	$41.24
Exercised	(3,000)	$10.67

Outstanding at December 31, 2010	356,429	$34.88
Granted	60,552	$56.42
Exercised	(63,356)	$32.17

Outstanding at December 31, 2011	353,625	$39.05

Under the director plans, options exercisable were 352,987, 355,555 and 301,328 at December 31, 2011, 2010 and 2009, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plans at December 31, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$12.69 — $17.88	45,814	1.4	$15.78		45,814	$15.78
$20.28 — $29.60	56,433	6.1	$26.63		56,433	$26.63
$35.17 — $36.82	86,036	4.7	$35.88		86,036	$35.88
$41.24 — $56.45	165,342	8.1	$51.39		164,704	$51.37

$12.69 — $56.45	353,625	6.1	$39.05	$9,473,000	352,987	$39.02	$9,467,000

The following is a summary of the restricted stock award activity under the director plan described above for the years ended December 31, 2011, 2010 and 2009:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2008	390	$56.00
Granted	10,919	$29.77
Vested	(10,577)	$30.74

Nonvested balance at December 31, 2009	732	$29.77
Granted	11,097	$41.33
Vested	(11,304)	$40.58

Nonvested balance at December 31, 2010	525	$41.33
Granted	11,990	$56.85
Vested	(10,767)	$55.90

Nonvested balance at December 31, 2011	1,748	$58.07

The total intrinsic value of all stock options exercised under all of the Company’s plans was $4,072,000, $2,835,000 and $1,859,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $1,560,000, $1,086,000 and $712,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $7,921,000, $8,809,000 and $5,931,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $3,034,000, $3,374,000 and $2,271,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, there was $1,695,000 of unrecognized compensation cost related to nonvested stock options and $12,038,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.4 years and restricted stock over approximately 2.7 years. The total fair value of stock options vested was $2,618,000, $3,491,000 and $2,763,000 during the years ended December 31, 2011, 2010 and 2009, respectively. The fair value of the restricted stock vested was $7,921,000, $8,809,000 and $5,931,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The weighted average per share fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $18.84, $13.81 and $8.15, respectively. The fair value of the stock options granted during the years ended December 31, 2011, 2010 and 2009 was $3,081,000, $2,231,000 and $2,271,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the stock options during the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Dividend yield	None	None	None
Average risk-free interest rate	2.4%	3.1%	1.9%
Stock price volatility	33%	33%	33%
Estimated option term	Six years or seven years	Six years or seven years	Four years or eight years

(10) Retirement Plans

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The fair value of plan assets was $174,223,000 and $152,696,000 at December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, these assets were allocated among asset categories as follows:

Asset Category	2011	2010	Current Minimum, Target and Maximum Allocation Policy
U.S. equity securities	43%	50%	30% — 50% — 70%
International equity securities	16%	20%	0% — 20% — 30%
Debt securities	25%	29%	15% — 30% — 55%
Cash and cash equivalents	16%	1%	0% — 0% — 5%

	100%	100%

The cash and cash equivalents asset category exceeded the maximum percentage allocation in 2011 due to the 2011 pension plan contribution of $27,500,000 being funded on the last day of 2011 which resulted in insufficient time to properly allocate the contribution among the asset categories. The Company allocated the contribution among the appropriate asset categories in January 2012.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company assumed that plan assets would generate a long-term rate of return of 7.5% in 2011 and 2010. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. The Company’s contribution of $27,500,000 in December 2011 resulted in funding 97% of the pension plan’s ABO at December 31. 2011.

The Company sponsors an unfunded defined benefit health care plan that provides limited postretirement medical benefits to employees who met minimum age and service requirements, and to eligible dependents. The plan limits cost increases in the Company’s contribution to 4% per year. The plan is contributory, with retiree contributions adjusted annually. The plan eliminated coverage for future retirees as of December 31, 2011. The Company also has an unfunded defined benefit supplemental executive retirement plan (“SERP”) that was assumed in an acquisition in 1999. That plan ceased to accrue additional benefits effective January 1, 2000.

The following table presents the change in benefit obligation and plan assets for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement Welfare Plan
	Pension Plan		SERP
	2011	2010	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$170,742	$141,338	$1,511	$1,429	$2,790	$5,459
Service cost	7,303	6,883	—	—	—	—
Interest cost	9,693	9,399	80	84	164	154
Actuarial loss (gain)	33,662	17,124	157	101	182	(3,108)
Plan amendments	—	—	—	—	—	519
Gross benefits paid	(4,474)	(4,002)	(103)	(103)	(122)	(234)

Benefit obligation at end of year	$216,926	$170,742	$1,645	$1,511	$3,014	$2,790

Accumulated benefit obligation at end of year	$179,190	$141,666	$1,645	$1,511	$—	$—

Weighted-average assumption used to determine benefit obligation at end of year
Discount rate	4.6%	5.5%	4.6%	5.5%	4.6%	5.5%
Rate of compensation increase	4.25%	4.25%	—	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	7.5%	8.0%
Ultimate rate	—	—	—	—	5.0%	5.0%
Years to ultimate	—	—	—	—	2017	2017
Effect of one-percentage-point change in assumed health care cost trend rate on postretirement obligation
Increase	$—	$—	$—	$—	$285	$223
Decrease	—	—	—	—	(250)	(196)
Change in plan assets
Fair value of plan assets at beginning of year	$152,696	$126,490	$—	$—	$—	$—
Actual return on plan assets	(1,499)	18,308	—	—	—	—
Employer contribution	27,500	11,900	103	103	122	234
Gross benefits paid	(4,474)	(4,002)	(103)	(103)	(122)	(234)

Fair value of plan assets at end of year	$174,223	$152,696	$—	$—	$—	$—

The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2011 and 2010 (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2011	2010	2011	2010	2011	2010
Funded status at end of year
Fair value of plan assets	$174,223	$152,696	$—	$—	$—	$—
Benefit obligations	216,926	170,742	1,645	1,511	3,014	2,790

Funded status and amount recognized at end of year	$(42,703)	$(18,046)	$(1,645)	$(1,511)	$(3,014)	$(2,790)

Amounts recognized in the consolidated balance sheets
Current liability	$—	$—	$(102)	$(102)	$(256)	$(246)
Long-term liability	(42,703)	(18,046)	(1,543)	(1,409)	(2,758)	(2,544)
Amounts recognized in accumulated other comprehensive income
Net actuarial loss (gain)	$86,633	$43,048	$442	$293	$(6,751)	$(7,523)
Prior service cost (credit)	—	(38)	—	—	—	158

Accumulated other compensation income	$86,633	$43,010	$442	$293	$(6,751)	$(7,365)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2011 and 2010 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2011	2010	2011	2010
Projected benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$216,926	$170,742	$1,645	$1,511
Fair value of plan assets at end of year	174,223	152,696	—	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2011 and 2010 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2011	2010	2011	2010
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$216,926	$—	$1,645	$1,511
Accumulated benefit obligation at end of year	179,190	—	1,645	1,511
Fair value of plan assets at end of year	174,223	—	—	—

The following tables presents the expected cash flows for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2011 and 2010 (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2011	2010	2011	2010	2011	2010
Expected employer contributions
First year	$11,800	$—	$102	$102	$256	$246

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2011	2010	2011	2010	2011	2010
Expected benefit payments (gross)
Year one	$5,142	$4,639	$102	$102	$271	$262
Year two	5,590	5,058	100	100	264	261
Year three	6,113	5,480	98	99	268	253
Year four	6,649	5,997	97	97	271	257
Year five	7,252	6,524	105	95	271	258
Next five years	47,701	42,703	597	558	1,343	1,274

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2011	2010	2011	2010	2011	2010
Expected federal subsidy
Year one	$—	$—	$—	$—	$(15)	$(16)
Year two	—	—	—	—	(15)	(16)
Year three	—	—	—	—	(15)	(16)
Year four	—	—	—	—	(15)	(16)
Year five	—	—	—	—	(15)	(16)
Next five years	—	—	—	—	(67)	(74)

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s defined benefit plans for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	Pension Benefits
	Pension Plan			SERP
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost	$7,303	$6,883	$6,523	$—	$—	$—
Interest cost	9,693	9,399	8,486	80	84	84
Expected return on plan assets	(11,283)	(9,329)	(7,333)	—	—	—
Amortization:
Actuarial loss	2,859	3,162	5,666	7	2	2
Prior service credit	(38)	(89)	(88)	—	—	—

Net periodic benefit cost	8,534	10,026	13,254	87	86	86

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Current year actuarial loss (gain)	46,444	8,145	(28,443)	156	102	14
Recognition of actuarial loss	(2,859)	(3,162)	(5,666)	(7)	(2)	(2)
Recognition of prior service credit	38	89	88	—	—	—

Total recognized in other comprehensive income	43,623	5,072	(34,021)	149	100	12

Total recognized in net periodic benefit cost and other comprehensive income	$52,157	$15,098	$(20,767)	$236	$186	$98

	Pension Benefits
	Pension Plan			SERP
	2011	2010	2009	2011	2010	2009
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.5%	6.1%	6.1%	5.5%	6.1%	6.1%
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%	—	—	—
Rate of compensation increase	4.25%	4.0%	4.0%	—	—	—

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 are as follows (in thousands):

	Pension Benefits
	Pension Plan	SERP
Actuarial loss	$7,007	$14
Prior service credit	—	—

	$7,007	$14

The components of net periodic benefit cost and other changes in benefit obligations recognized in other comprehensive income for the Company’s postretirement benefit plan for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	2011	2010	2009
Components of net periodic benefit cost
Service cost	$—	$—	$246
Interest cost	164	154	322
Curtailment loss	119	—	—
Amortization:
Actuarial gain	(593)	(660)	(325)
Prior service cost	40	560	40

Net periodic benefit cost	(270)	54	283

Other changes in benefit obligations recognized in other comprehensive income
Current year actuarial gain	182	(3,109)	(141)
Recognition of actuarial gain	593	660	325
Recognition of prior service cost	(158)	(40)	(40)
Adjustment for actual Medicare Part D reimbursement	(3)	(10)	—

Total recognized in other comprehensive income	614	(2,499)	144

Total recognized in net periodic benefit cost and other comprehensive income	$344	$(2,445)	$427

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.5%	6.1%	6.1%
Health care cost trend rate:
Initial rate	8.0%	7.5%	8.0%
Ultimate rate	5.0%	5.0%	5.0%
Years to ultimate	2017	2015	2015
Effect of one-percentage-point change in assumed health care cost trend rate on aggregate service and interest cost
Increase	$16	$14	$12
Decrease	(14)	(12)	(11)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 are as follows (in thousands):

Other Postretirement Benefits
Postretirement Welfare Plan
Actuarial gain	$(616)
Prior service cost	—

$(616)

In addition to the defined benefit plan, the Company sponsors various defined contribution plans for substantially all employees. The aggregate contributions to the plans were $13,793,000, $11,614,000 and $13,682,000 in 2011, 2010 and 2009, respectively.

(11) Earnings Per Share

The following table presents the components of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share amounts):

	2011	2010	2009
Net earnings attributable to Kirby	$183,026	$116,249	$125,941
Undistributed earnings allocated to restricted shares	(1,613)	(1,125)	(1,403)

Income available to Kirby common stockholders — basic	181,413	115,124	124,538
Undistributed earnings allocated to restricted shares	1,613	1,125	1,403
Undistributed earnings reallocated to restricted shares	(1,606)	(1,122)	(1,400)

Income available to Kirby common stockholders — diluted	$181,420	$115,127	$124,541

Shares outstanding:
Weighted average common stock issued and outstanding	54,673	53,852	53,791
Weighted average unvested restricted stock	(482)	(521)	(599)

Weighted average common stock outstanding — basic	54,191	53,331	53,192
Dilutive effect of stock options	222	135	121

Weighted average common stock outstanding — diluted	54,413	53,466	53,313

Net earnings per share attributable to Kirby common stockholders:
Basic	$3.35	$2.16	$2.34

Diluted	$3.33	$2.15	$2.34

Certain outstanding options to purchase approximately 2,000, 114,000 and 248,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2011, 2010 and 2009, respectively, as such stock options would have been antidilutive.

(12) Quarterly Results (Unaudited)

The unaudited quarterly results for the year ended December 31, 2011 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$299,359	$437,331	$563,582	$550,145
Costs and expenses	243,650	365,892	471,371	457,121
Gain (loss) on disposition of assets	(66)	40	97	(111)

Operating income	55,643	71,479	92,308	92,913
Other income (expense)	51	78	(6)	183
Interest expense	(2,833)	(3,278)	(5,974)	(5,817)

Earnings before taxes on income	52,861	68,279	86,328	87,279
Provision for taxes on income	(19,961)	(26,050)	(32,734)	(30,510)

Net earnings	32,900	42,229	53,594	56,769
Less: Net earnings attributable to noncontrolling interests	(470)	(537)	(860)	(599)

Net earnings attributable to Kirby	$32,430	$41,692	$52,734	$56,170

Net earnings per share attributable to Kirby common stockholders:
Basic	$.60	$.78	$.95	$1.01

Diluted	$.60	$.77	$.94	$1.00

The unaudited quarterly results for the year ended December 31, 2010 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$268,253	$273,669	$281,317	$286,318
Costs and expenses	225,196	223,018	228,590	232,631
Gain (loss) on disposition of assets	(44)	(19)	8	(23)

Operating income	43,013	50,632	52,735	53,664
Other income	12	30	131	383
Interest expense	(2,668)	(2,697)	(2,750)	(2,845)

Earnings before taxes on income	40,357	47,965	50,116	51,202
Provision for taxes on income	(15,446)	(18,322)	(19,211)	(19,279)

Net earnings	24,911	29,643	30,905	31,923
Less: Net earnings attributable to noncontrolling interests	(237)	(375)	(218)	(303)

Net earnings attributable to Kirby	$24,674	$29,268	$30,687	$31,620

Net earnings per share attributable to Kirby common stockholders:
Basic	$.46	$.54	$.57	$.59

Diluted	$.46	$.54	$.57	$.59

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

On July 25, 2011, a subsidiary of the Company was named as a defendant in the U.S. District Court for the Southern District of Texas - Galveston Division, in a complaint styled Figgs. v. Kirby Inland Marine, et al., which alleges that the plaintiff individually as a vessel tankerman, and on behalf of other current and former similarly situated vessel tankerman employed with the Company, is entitled to overtime pay under the Fair Labor Standards Act. Plaintiffs assert that vessel tankerman are not seaman who are expressly exempt from overtime pay provisions under the law. The case was conditionally certified as a collective action on December 22, 2011 at which time the Court prescribed a notice period for current and former employees to voluntarily participate as a plaintiff. The notice period closes on February 27, 2012 after which time discovery will be conducted with respect to the merits of the case. Plaintiff seeks to maintain a collective action, compensatory damages in the form of back pay, attorneys fees, cost and liquidated damages. As discovery as to the merits of the case has not been conducted to date, the Company is unable to assess the liability at this time. Accordingly, the Company is not able to estimate any amount of loss or range of loss.

On January 30, 2012 in the U.S. District Court for the District of New Jersey and styled Rescue Mission of El Paso., Inc., et al. v. John J. Nicola, et al., the Company, its subsidiary, K-Sea and current and former officers and directors of K-Sea were named defendants in a putative class action complaint asserting that during the period of January 30, 2009 to January 27, 2010, K-Sea allegedly failed to disclose certain facts regarding K-Sea’s operations and financial conditions, and asserting violations of Sections 10(b)(5) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder. Plaintiff seeks class certification, compensatory damages, attorneys fees and costs. The Company believes that this suit is without merit and intends to vigorously defend itself in this matter based on the information available to the Company at this time. The Company does not expect the outcome of this matter to have a material adverse effect on its consolidated financial statements; however, there can be no assurance as to the ultimate outcome of this matter.

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

The customer base of the marine transportation segment includes the major industrial petrochemical and chemical manufacturers, agricultural chemical manufacturers and refining companies operating in the United States. During 2011, approximately 75% of marine transportation’s inland revenues were from movements of such products under term contracts, ranging from one year to five years, with renewal options. During the second half of 2011, approximately 60% of the marine transportation’s coastal revenues were under term contracts. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 40 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. No single customer of the marine transportation segment accounted for more than 10% of the Company’s revenues in 2011. The Dow Chemical Company accounted for 12% of the Company’s revenues in 2010 and 11% in 2009. SeaRiver Maritime, Inc., the United States transportation affiliate of Exxon Mobil Corporation, accounted for 11% of the Company’s revenues in 2010 and 10% in 2009.

Major customers of the diesel engine services segment include inland and offshore barge operators, oilfield service companies, oil and gas operators and producers, compression companies offshore fishing companies, marine and on-highway transportation companies, the USCG and United States Navy, and power generation, nuclear and industrial companies. The segment operates as an authorized distributor in 17 eastern states and the Caribbean, and as non-exclusive authorized service centers for Electro-Motive Diesel, Inc. (“EMD”) throughout the rest of the United States for marine and power generation applications. The diesel engine services segment’s relationship with EMD has been maintained for 46 years. The segment also operates factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines and Allison transmissions and gears in the Gulf Coast region, as well as an authorized marine dealer for Caterpillar in Alabama, Kentucky and Louisiana.

United has maintained continuous exclusive distribution rights for MTU and Allison since 1946. United is one of MTU’s top five distributors of MTU off-highway engines in North America with exclusive distribution rights in Oklahoma, Arkansas, Louisiana and Mississippi. In addition, as a distributor of Allison transmission products, United has distribution rights in Oklahoma, Arkansas and Louisiana. Finally, United is also the exclusive distributor for Daimler engines and related equipment, in Oklahoma, Arkansas and Louisiana.

The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2011, 2010 and 2009.

Weather can be a major factor in the day-to-day operations of the marine transportation segment. Adverse weather conditions, such as high or low water, tropical storms, hurricanes, tsunamis, fog and ice, can impair the operating efficiencies of the marine fleet. Shipments of products can be delayed or postponed by weather conditions, which are totally beyond the control of the Company. Adverse water conditions are also factors which impair the efficiency of the fleet and can result in delays, diversions and limitations on night passages, and dictate horsepower requirements and size of tows. Additionally, much of the inland waterway system is controlled by a series of locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. Maintenance and operation of the navigable inland waterway infrastructure is a government function handled by the Army Corps of Engineers with costs shared by industry. Significant changes in governmental policies or appropriations with respect to maintenance and operation of the infrastructure could adversely affect the Company.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $26,329,000 at December 31, 2011, including $9,260,000 in letters of credit and debt guarantees, and $17,069,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

(14) Segment Data

The Company’s operations are classified into two reportable business segments as follows:

Marine Transportation — Marine transportation by United States flag vessels of liquid cargoes throughout the United States inland waterway system, along all three United States coasts, Alaska and Hawaii and, to a lesser extent, United States coastal transportation of dry-bulk cargoes. The principal products transported include petrochemicals, black oil products, refined petroleum products and agricultural chemicals.

Diesel Engine Services — Overhaul and repair of medium-speed and high-speed diesel engines, reduction gear repair, and sale of related parts and accessories for customers in the marine and power generation applications, and distribution and service of high-speed diesel engines, transmissions, including the manufacture and remanufacture of hydraulic fracturing equipment for land-based pressure pumping and oilfield service markets.

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment sales for 2011, 2010 and 2009 were not significant.

The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Revenues:
Marine transportation	$1,194,607	$915,046	$881,298
Diesel engine services	655,810	194,511	200,860

	$1,850,417	$1,109,557	$1,082,158

Segment profit (loss):
Marine transportation	$262,193	$192,758	$208,086
Diesel engine services	68,105	20,553	21,005
Other	(35,551)	(23,671)	(23,533)

	$294,747	$189,640	$205,558

Total assets:
Marine transportation	$2,307,821	$1,383,252	$1,336,358
Diesel engine services	608,886	185,824	185,573
Other	43,704	225,861	114,032

	$2,960,411	$1,794,937	$1,635,963

	2011	2010	2009
Depreciation and amortization:
Marine transportation	$111,292	$88,710	$87,589
Diesel engine services	11,801	4,055	4,247
Other	2,936	2,531	2,132

	$126,029	$95,296	$93,968

Capital expenditures:
Marine transportation	$218,777	$132,744	$188,479
Diesel engine services	5,576	920	1,768
Other	1,885	3,177	2,413

	$226,238	$136,841	$192,660

The following table presents the details of “Other” segment profit (loss) for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
General corporate expenses	$(17,915)	$(13,189)	$(12,239)
Impairment of goodwill	—	—	(1,901)
Interest expense	(17,902)	(10,960)	(11,080)
Gain (loss) on disposition of assets	(40)	(78)	1,079
Other income	306	556	608

	$(35,551)	$(23,671)	$(23,533)

The following table presents the details of “Other” total assets as of December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
General corporate assets	$40,022	$222,525	$110,980
Investment in affiliates	3,682	3,336	3,052

	$43,704	$225,861	$114,032

(15) Related Party Transactions

During 2011, the Company and its subsidiaries paid 55 Waugh, LP, a partnership 60% owned by C. Berdon Lawrence, the former Chairman of the Board and current director of the Company, and his family, $1,491,000 for the rental of office space in a building owned by 55 Waugh, LP. The Company’s headquarters are located in the building under a lease that was signed in 2005, prior to the purchase of the building by 55 Waugh, LP, and expires at the end of 2015.

The Company is a 50% owner of The Hollywood Camp, L.L.C. (“The Hollywood Camp”), a company that owns and operates a hunting and fishing facility used by the Company and L3 Partners, LLC (“L3P”), a company owned by Mr. Lawrence, which is also a 50% owner. The Company uses The Hollywood Camp primarily for customer entertainment. L3P acts as manager of The Hollywood Camp. The Hollywood Camp allocates lease and lodging expenses to its members based on their usage of the facilities. During 2011, the Company paid $2,121,000 to The Hollywood Camp for its share of facility expenses.

Richard J. Alario, a current director of the Company, is the Chairman of the Board, President and Chief Executive Officer of Key Energy Services, Inc. (“Key Energy”). In 2011, Key Energy paid the Company $7,978,000 for oilfield service equipment and for parts and service. Such sales and service were in the ordinary course of business of the Company.

The husband of Amy D. Husted, Vice President — Legal of the Company, is a partner in the law firm of Strasburger & Price, LLP. In 2011, the Company paid the law firm $483,000 for legal services in connection with matters in the ordinary course of business of the Company.

The brother-in-law of Ronald A. Dragg, Vice President and Controller of the Company, is a 50% owner of MB Western Industrial Contracting Company (“MB Western”). In 2011, the Company paid MB Western $1,160,000 for shoreside facilities construction services. Such services were completed in the ordinary course of business of the Company.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included in Part III of this report:

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2011 and 2010.

Consolidated Statements of Earnings, for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income, for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows, for the years ended December 31, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements, for the years ended December 31, 2011, 2010 and 2009.

2. Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3. Exhibits

Exhibit Number	Description of Exhibit

2.1	— Purchase and Sale Agreement dated as of February 21, 2011 between United Engine Holding Company, LLC and Kirby Engine Systems, Inc. (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011).

2.2	— Agreement and Plan of Merger, dated as of March 13, 2011, by and among Kirby Corporation, KSP Merger Sub, LLC, KSP Holding Sub, LLC, KSP LP Sub, LLC, K- Sea Transportation Partners L.P., K-Sea General Partner L.P., K-Sea IDR Holdings LLC, and K-Sea General Partner GP LLC (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2011).

3.1	— Restated Articles of Incorporation filed June 16, 1976, with all amendments to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	— Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on April 30, 2010).

4.1	— Master Note Purchase Agreement dated as of February 15, 2003 among the Company and the Purchasers named therein (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.2	— First Supplement to Note Purchase Agreement dated as of May 31, 2005 among Kirby Corporation and the Purchasers named therein (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2005).

Exhibit Number	Description of Exhibit

10.1	— Second Amended and Restated Credit Agreement, dated November 9, 2010 among Kirby Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, and the banks named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on November 12, 2010).

10.2	— First Amendment to Credit Agreement dated as of May 31, 2011 among Kirby Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the banks named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2011).

10.3	— Credit Agreement dated as of May 31, 2011 among Kirby Corporation, Wells Fargo Bank National Association, as administrative agent, and the banks named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2011).

10.4	— Indemnification Agreement, dated April 29, 1986, between the Company and each of its Directors and certain key employees (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986).

10.5†	— Deferred Compensation Agreement dated August 12, 1985 between Dixie Carriers, Inc., and J. H. Pyne (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992).

10.6†	— 1994 Nonemployee Director Stock Option Plan for Kirby Corporation (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

10.7†	— Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.8†	— 2002 Stock and Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.9†*	— Annual Incentive Plan Guidelines for 2011.

10.10†*	— Annual Incentive Plan Guidelines for 2012.

10.11†	— 2000 Nonemployee Director Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011).

10.12†	— 2005 Stock and Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.13†	— Form of Nonincentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).

10.14†	— Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).

10.15†	— Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).

10.16†	— Nonemployee Director Compensation Program (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

21.1*	— Principal Subsidiaries of the Registrant.

23.1*	— Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description of Exhibit

31.1*	— Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	— Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32*	— Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	— XBRL Instance Document

101.SCH**	— XBRL Taxonomy Extension Schema Document

101.CAL**	— XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	— XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	— XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	— XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulations S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRBY CORPORATION
(REGISTRANT)

By:	/s/ DAVID W. GRZEBINSKI
David W. Grzebinski
Executive Vice President and Chief Financial Officer

Dated: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH H. PYNE Joseph H. Pyne	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2012

/s/ DAVID W. GRZEBINSKI David W. Grzebinski	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2012

/s/ RONALD A. DRAGG Ronald A. Dragg	Vice President and Controller (Principal Accounting Officer)	February 28, 2012

/s/ RICHARD J. ALARIO Richard J. Alario	Director	February 28, 2012

/s/ C. SEAN DAY C. Sean Day	Director	February 28, 2012

/s/ BOB G. GOWER Bob G. Gower	Director	February 28, 2012

/s/ WILLIAM M. LAMONT, JR. William M. Lamont, Jr.	Director	February 28, 2012

/s/ C. BERDON LAWRENCE C. Berdon Lawrence	Director	February 28, 2012

/s/ DAVID L. LEMMON David L. Lemmon	Director	February 28, 2012

/s/ MONTE J. MILLER Monte J. Miller	Director	February 28, 2012

/s/ GEORGE A. PETERKIN, JR. George A. Peterkin, Jr.	Director	February 28, 2012

/s/ RICHARD R. STEWART Richard R. Stewart	Director	February 28, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.9†*	— Annual Incentive Plan Guidelines for 2011.

10.10†*	— Annual Incentive Plan Guidelines for 2012.

21.1*	— Principal Subsidiaries of the Registrant.

23.1*	— Consent of Independent Registered Public Accounting Firm.

31.1*	— Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	— Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32*	— Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	— XBRL Instance Document

101.SCH**	— XBRL Taxonomy Extension Schema Document

101.CAL**	— XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	— XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	— XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	— XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Management contract, compensatory plan or arrangement.