Form 10-Q
period 2012-03-31
KIRBY CORP
filed 2012-05-03
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on May 2, 2012 was 55,874,000.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2012	December 31, 2011
	($ in thousands)
Current assets:
Cash and cash equivalents	$5,045	$16,249
Accounts receivable:
Trade – less allowance for doubtful accounts	312,460	303,087
Other	26,026	32,060
Inventories – net	135,453	130,130
Prepaid expenses and other current assets	34,591	33,617
Deferred income taxes	14,394	14,186

Total current assets	527,969	529,329

Property and equipment	2,668,831	2,618,268
Less accumulated depreciation	(821,743)	(796,095)

Property and equipment – net	1,847,088	1,822,173

Goodwill – net	483,010	483,468
Other assets	122,802	125,441

Total assets	$2,980,869	$2,960,411

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2012	December 31, 2011
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$71,041	$39,005
Income taxes payable	7,002	4,124
Accounts payable	148,624	158,855
Accrued liabilities	110,864	117,262
Deferred revenues	31,717	39,554

Total current liabilities	369,248	358,800

Long-term debt – less current portion	701,953	763,000
Deferred income taxes	311,948	292,355
Other long-term liabilities	87,553	92,098

Total long-term liabilities	1,101,454	1,147,453

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,276,000 shares	5,928	5,928
Additional paid-in capital	358,569	357,294
Accumulated other comprehensive income – net	(53,812)	(56,176)
Retained earnings	1,280,585	1,229,641
Treasury stock – at cost, 3,429,000 at March 31, 2012 and 3,532,000 at December 31, 2011	(93,205)	(94,162)
Total Kirby stockholders’ equity	1,498,065	1,442,525
Noncontrolling interests	12,102	11,633
Total equity	1,510,167	1,454,158

Total liabilities and equity	$2,980,869	$2,960,411

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended March 31,
	2012	2011
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$335,957	$241,677
Diesel engine services	230,978	57,682
Total revenues	566,935	299,359

Costs and expenses:
Costs of sales and operating expenses	384,359	185,499
Selling, general and administrative	53,100	29,457
Taxes, other than on income	3,914	3,501
Depreciation and amortization	36,474	25,193
Loss on disposition of assets	28	66
Total costs and expenses	477,875	243,716

Operating income	89,060	55,643
Other income	149	51
Interest expense	(5,840)	(2,833)

Earnings before taxes on income	83,369	52,861
Provision for taxes on income	(31,490)	(19,961)

Net earnings	51,879	32,900
Less: Net earnings attributable to noncontrolling interests	(935)	(470)

Net earnings attributable to Kirby	$50,944	$32,430

Net earnings per share attributable to Kirby common stockholders:
Basic	$.91	$.60
Diluted	$.91	$.60

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2012	2011
	($ in thousands)

Net earnings	$51,879	$32,900
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	989	339
Foreign currency translation adjustments	295	─
Change in fair value of derivative instruments	1,080	877
Total comprehensive income (loss), net of taxes	2,364	1,216

Total comprehensive income, net of taxes	54,243	34,116
Net earnings attributable to noncontrolling interests	(935)	(470)

Comprehensive income attributable to Kirby	$53,308	$33,646

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2012	2011
	($ in thousands)
Cash flows from operating activities:
Net earnings	$51,879	$32,900
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	36,474	25,193
Provision for deferred income taxes	18,183	13,810
Amortization of unearned share-based compensation	1,906	1,960
Other	1,211	(20)
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(36,285)	(10,087)
Net cash provided by operating activities	73,368	63,756

Cash flows from investing activities:
Capital expenditures	(61,867)	(31,114)
Acquisitions of businesses and marine equipment	−	(58,500)
Proceeds from disposition of assets	3,434	1,759
Net cash used in investing activities	(58,433)	(87,855)

Cash flows from financing activities:
Payments on bank credit facilities, net	(22,510)	─
Payments on long-term debt, net	(6,502)	(10)
Proceeds from exercise of stock options	1,001	135
Excess tax benefit from equity compensation plans	2,337	777
Other	(465)	(310)
Net cash provided by (used in) financing activities	(26,139)	592
Decrease in cash and cash equivalents	(11,204)	(23,507)

Cash and cash equivalents, beginning of year	16,249	195,600
Cash and cash equivalents, end of period	$5,045	$172,093

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$5,342	$2,675
Income taxes	$749	$247

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2012 and December 31, 2011, and the results of operations for the three months ended March 31, 2012 and 2011.

(1)	BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(2)	ACCOUNTING STANDARDS ADOPTIONS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires entities to present components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements that would include reclassification adjustments for items that are reclassified from other comprehensive income (“OCI”) to net income on the face of the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 in the first quarter of 2012 did not have an impact on the Company’s consolidated financial statements except that the Company has applied these provisions to its presentation of consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). The amendments to the Codification in ASU 2011-12 are effective at the same time as the amendments in ASU 2011-05, so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. The amendments are being made to allow the FASB time to reevaluate whether to present on the face of the financial statements the effects of reclassifications out of accumulated OCI on the components of net income and OCI for all periods presented. ASU 2011-12 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

(3)	ACQUISITIONS

On December 15, 2011, the Company completed the purchase of the coastal tank barge fleet of Seaboats, Inc. and affiliated companies (“Seaboats”) consisting of three 80,000 barrel coastal tank barges and tugboats for $42,745,000 in cash. The three coastal tank barges and tugboats currently operate along the United States East Coast and had an average age of five years.

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

On April 17, 2012, the Company changed the name of K-Sea to Kirby Offshore Marine, LLC (“Kirby Offshore Marine”) to more fully integrate the Company’s coastal operations with the Company’s inland marine transportation operations.  The acquired company is referred to in this report as either K-Sea or Kirby Offshore Marine, depending on the context.

On the acquisition date, Kirby Offshore Marine’s fleet, comprised of 57 coastal tank barges with a capacity of 3.8 million barrels and 63 tugboats, operated along the East Coast, West Coast and Gulf Coast of the United States, as well as in Alaska and Hawaii. Kirby Offshore Marine’s tank barge fleet, 54 of which were double hulled and had an average age of approximately nine years, is one of the youngest fleets in the coastal trade. Kirby Offshore Marine’s customers include major oil companies and refiners, many of which are current Company customers for inland tank barge services. Kirby Offshore Marine has operating facilities in New York, Philadelphia, Seattle and Honolulu.

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

The following unaudited pro forma results present consolidated financial information as if the United and K-Sea acquisitions had been completed as of January 1, 2011. The pro forma results do not include the acquisitions of Seaboats, Enterprise and Kinder Morgan described above as the effect of these acquisitions would not be materially different from the Company’s actual results.

The pro forma results include the amortization associated with the acquired intangible assets, interest expense associated with the debt used to fund a portion of the acquisitions, the impact of the additional shares issued in connection with the K-Sea acquisition, the impact of certain fair value adjustments such as depreciation adjustments related to adjustments to property and equipment and standardization of accounting policies. The pro forma results do not include any cost savings or potential synergies related to the acquisitions nor any integration costs. The pro forma results should not be considered indicative of the results of operations or financial position of the combined companies had the acquisitions been consummated as of January 1, 2011 and are not necessarily indicative of results of future operations of the Company.

The following table sets forth the Company’s pro forma revenues, net earnings attributable to Kirby, basic net earnings per share and fully diluted net earnings per share attributable to Kirby common stockholders (unaudited and in thousands, except per share amounts):

	Three months ended March 31,
	2012	2011 Pro forma
Revenues	$566,935	$464,152
Net earnings attributable to Kirby	$50,944	$34,216
Net earnings per share attributable to Kirby common stockholders:
Basic	$.91	$.62
Diluted	$.91	$.61

(4)	INVENTORIES

The following table presents the details of inventories as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Finished goods	$115,901	$111,931
Work in process	19,552	18,199
	$135,453	$130,130

(5)	FAIR VALUE MEASUREMENTS

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at March 31, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$7,922	$—	$7,922
Contingent earnout liability	—	—	26,800	26,800
	$—	$7,922	$26,800	$34,722

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$9,597	$—	$9,597
Contingent earnout liability	—	—	22,600	22,600
	$—	$9,597	$22,600	$32,197

The fair value of the Company’s derivative instruments is more fully described below in Note 6, Derivative Instruments.

In connection with the acquisition of United on April 15, 2011, United’s former owners are eligible to receive a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. The fair value of the contingent earnout liability recorded at the acquisition date was $16,300,000. The fair value of the earnout is based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments. The increase in the fair value of the earnout liability of $4,200,000 for the three months ended March 31, 2012 was charged to selling, general and administrative expense. As of March 31, 2012, the Company had recorded an earnout liability of $26,800,000.

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

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets are adjusted to fair value when there is evidence of impairment. During the three months ended March 31, 2012, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank revolving credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the London Interbank Offered Rate (“LIBOR”) to quarterly fixed rate payments. As of March 31, 2012, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of March 31, 2012, the Company had forward contracts with notional amounts aggregating $3,096,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the third quarter of 2012 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at March 31, 2012 and December 31, 2011 (in thousands):

Liability Derivatives	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Other accrued liabilities	$269	$363
Foreign currency contracts	Other long-term liabilities	44	32
Interest rate contracts	Other accrued liabilities	7,609	─
Interest rate contracts	Other long-term liabilities	─	9,202
Total derivatives designated as hedging instruments under ASC 815		$7,922	$9,597
Total liability derivatives		$7,922	$9,597

Fair value amounts were derived as of March 31, 2012 and December 31, 2011 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 5, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months ended March 31, 2012 and 2011 (in thousands):

		Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Location of Gain (Loss) Reclassified from	Three months ended		Three months ended
Derivatives in ASC 815 Cash	Accumulated OCI into Income	March 31,		March 31,
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2012	2011
Interest rate contracts	Interest expense	$1,593	$1,961	$(2,044)	$(2,125)

Foreign exchange contracts	Cost and sales of operating expenses	77	(860)	(2)	—

Total		$1,670	$1,101	$(2,046)	$(2,125)

           The Company anticipates $4,946,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $157,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

(7)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three months ended March 31,
	2012	2011
Compensation cost	$1,906	$1,960
Income tax benefit	$728	$747

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options and restricted stock. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to January 25, 2010 are five years and vest ratably over three years. Options granted on or after January 25, 2010 have terms of seven years and vest ratably over three years. At March 31, 2012, 995,178 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the three months ended March 31, 2012:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2011	445,674	$36.81
Granted	99,906	$65.80
Exercised	-	$-
Outstanding at March 31, 2012	545,580	$42.12

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at March 31, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$23.98 - $32.56	226,450	3.2	$27.72		193,115	$26.90
$34.40 - $36.35	24,000	2.2	$34.73		22,666	$34.63
$46.74 - $48.65	192,772	3.5	$47.48		125,718	$47.87
$58.28 - $66.72	102,358	6.9	$65.62		-	$-
$23.98 - $66.72	545,580	3.9	$42.12	$12,913,000	341,499	$35.14	$10,468,000

The following is a summary of the restricted stock award activity under the employee plan described above for the three months ended March 31, 2012:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2011	475,632	$36.43
Granted	120,453	$67.90
Vested	(161,543)	$34.83
Forfeited	(819)	$34.19
Nonvested balance at March 31, 2012	433,723	$45.77

The Company has a director stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock.  The 2000 Director Plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the 2000 Director Plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted to a director when first elected vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At March 31, 2012, 252,224 shares were available for future grants under the 2000 Director Plan. The director stock award plan is intended as an incentive to attract and retain qualified and competent independent directors.

The following is a summary of the stock option activity under the 2000 Director Plan described above for the three months ended March 31, 2012:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2011	353,625	$39.05
Exercised	(28,179)	$35.52
Outstanding at March 31, 2012	325,446	$39.36

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at March 31, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$12.69 - $17.88	45,814	1.1	$15.78		45,814	$15.78
$20.28 - $29.60	48,000	5.6	$26.10		48,000	$26.10
$35.17 - $36.82	74,036	4.5	$35.86		74,036	$35.86
$41.24 - $56.45	157,596	7.8	$51.89		157,596	$51.89
$12.69 - $56.45	325,446	5.8	$39.36	$8,602,000	325,446	$39.36	$8,602,000

The following is a summary of the restricted stock award activity under the director plan described above for the three months ended March 31, 2012:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2011	1,748	$58.07
Vested	(248)	$56.31
Nonvested balance at March 31, 2012	1,500	$58.36

The total intrinsic value of all stock options exercised under all of the Company’s plans was $860,000 and $998,000 for the three months ended March 31, 2012 and 2011, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $329,000 and $380,000 for the three months ended March 31, 2012 and 2011, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $10,860,000 and $7,185,000 for the three months ended March 31, 2012 and 2011, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $4,149,000 and $2,737,000 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, there was $3,446,000 of unrecognized compensation cost related to nonvested stock options and $18,693,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.8 years and restricted stock over approximately 3.4 years. The total fair value of options vested was $1,312,000 and $1,202,000 during the three months ended March 31, 2012 and 2011, respectively. The fair value of the restricted stock vested was $10,860,000 and $7,185,000 for the three months ended March 31, 2012 and 2011, respectively.

The weighted average per share fair value of stock options granted during the three months ended March 31, 2012 and 2011 was $21.62 and $16.55, respectively. The fair value of the stock options granted during the three months ended March 31, 2012 and 2011 was $2,160,000 and $1,664,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the three months ended March 31, 2012 and 2011 were as follows:

Three months ended March 31,
	2012	2011
Dividend yield	None	None
Average risk-free interest rate	1.0%	2.2%
Stock price volatility	33%	33%
Estimated option term	Six years	Six years

(8)	OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three months ended March 31,
	2012			2011
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount

Pension and postretirement benefits	$1,601	$(612)	$989	$549	$(210)	$339
Foreign currency translation adjustments	295	—	295	—	—	—
Change in fair value of derivative instruments	1,670	(590)	1,080	1,278	(401)	877
Total	$3,566	$(1,202)	$2,364	$1,827	$(611)	$1,216

(9)	SEGMENT DATA

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

Diesel Engine Services — Overhaul and repair of medium-speed and high-speed diesel engines, reduction gear repair, and sale of related parts and accessories for customers in the marine and power generation applications, and distribution and service of high-speed diesel engines and transmissions, including the manufacture and remanufacture of hydraulic fracturing equipment for land-based pressure pumping and oilfield service markets.

The following table sets forth the revenues and profit or loss by reportable segment for the three months ended March 31, 2012 and 2011 and total assets as of March 31, 2012 and December 31, 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Revenues:
Marine transportation	$335,957	$241,677
Diesel engine services	230,978	57,682
	$566,935	$299,359
Segment profit (loss):
Marine transportation	$68,490	$52,698
Diesel engine services	23,554	6,606
Other	(8,675)	(6,443)
	$83,369	$52,861

	March 31, 2012	December 31, 2011
Total assets:
Marine transportation	$2,330,201	$2,307,821
Diesel engine services	619,338	608,886
Other	31,330	43,704
	$2,980,869	$2,960,411

The following table presents the details of “Other” segment loss for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
General corporate expenses	$(2,956)	$(3,595)
Loss on disposition of assets	(28)	(66)
Interest expense	(5,840)	(2,833)
Other income	149	51
	$(8,675)	$(6,443)

The following table presents the details of “Other” total assets as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
General corporate assets	$27,537	$40,022
Investment in affiliates	3,793	3,682
	$31,330	$43,704

(10)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three months ended March 31,
	2012	2011
Earnings before taxes on income – United States	$83,369	$52,861

Provision for taxes on income:
Federal:
Current	$9,680	$4,003
Deferred	18,183	13,810
State and local	3,627	2,148
	$31,490	$19,961

(11)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 (in thousands, except per share amounts):

	Three months ended March 31,
	2012	2011
Net earnings attributable to Kirby	$50,944	$32,430
Undistributed earnings allocated to restricted shares	(393)	(286)
Income available to Kirby common stockholders – basic	50,551	32,144
Undistributed earnings allocated to restricted shares	393	286
Undistributed earnings reallocated to restricted shares	(391)	(285)
Income available to Kirby common stockholders – diluted	$50,553	$32,145

Shares outstanding:
Weighted average common stock issued and outstanding	55,808	53,640
Weighted average unvested restricted stock	(430)	(473)
Weighted average common stock outstanding – basic	55,378	53,167
Dilutive effect of stock options	257	201
Weighted average common stock outstanding – diluted	55,635	53,368

Net earnings per share attributable to Kirby common stockholders:
Basic	$.91	$60
Diluted	$.91	$.60

Certain outstanding options to purchase approximately 102,000 and 101,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2012 and 2011, respectively, as such stock options would have been antidilutive.

(12)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to make a contribution of up to $10,000,000 to its pension plan prior to December 31, 2012 to fund its 2012 pension plan obligations. As of March 31, 2012, no 2012 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended March 31,		Three months ended March 31,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$2,566	$1,825	$—	$—
Interest cost	2,584	2,417	18	20
Expected return on plan assets	(3,220)	(2,821)	—	—
Amortization:
Actuarial loss	1,752	694	4	2
Prior service credit	—	(10)	—	—
Net periodic benefit cost	$3,682	$2,105	$22	$22

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three months ended March 31,
	2012	2011
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	33	36
Amortization:
Actuarial gain	(154)	(143)
Prior service cost	—	10
Net periodic benefit cost	$(121)	$(97)

(13)	CONTINGENCIES

In June 2011, the Company as well as three other companies received correspondence from United States Environmental Protection Agency (“EPA”) concerning ongoing cleanup and restoration activities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Gulfco Marine Maintenance Site (“Gulfco”), located in Freeport, Texas. In prior years, various subsidiaries of the Company utilized a successor to Gulfco to perform tank barge cleaning services, sand blasting and repair on certain Company vessels. The EPA continues to investigate activities at the site to assess additional Potentially Responsible Parties (“PRPs”). Since 2005, four named PRPs have participated in the investigation, cleanup and restoration of the site under an administrative order from EPA. Information received to date indicates that approximately $3,500,000 has been incurred in connection with the cleanup effort in addition to EPA’s oversight costs of approximately $1,800,000. To date, neither the EPA nor the named PRPs have performed an allocation of potential liability in connection with the site nor have they provided requested supporting documentation for costs and expenses related to the site. The Company is investigating its activities at the site in order to assess what, if any, liability it has in connection with the site.

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

In 2000, the Company and a group of approximately 45 other companies were notified that they are PRPs under CERCLA with respect to a Superfund site, the Palmer Barge Line Superfund Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs entered into an agreement with the EPA to perform a remedial investigation and feasibility study and, subsequently, a limited remediation was performed and is now complete. During the 2007 third quarter, five new PRPs entered into an agreement with the EPA related to the Palmer site. In July 2008, the EPA sent a letter to approximately 30 PRPs for the Palmer site, including the Company, indicating that it intends to pursue recovery of $2,949,000 of costs it incurred in relation to the site. The Company and the other PRPs submitted recommended pro rata allocations of costs among all PRPs to the EPA and the U.S. Department of Justice (“DOJ”) in order to resolve the EPA’s past costs claim which is under consideration by the DOJ.

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

On July 25, 2011, a subsidiary of the Company was named as a defendant in the U.S. District Court for the Southern District of Texas - Galveston Division, in a complaint styled Figgs. v. Kirby Inland Marine, et al., which alleges that the plaintiff individually as a vessel tankerman, and on behalf of other current and former similarly situated vessel tankermen employed with the Company, is entitled to overtime pay under the Fair Labor Standards Act. Plaintiffs assert that vessel tankermen are not seamen who are expressly exempt from overtime pay provisions under the law. The case was conditionally certified as a collective action on December 22, 2011 at which time the Court prescribed a notice period for current and former employees to voluntarily participate as plaintiffs. The notice period closed on February 27, 2012. Plaintiffs seek to maintain a collective action, compensatory damages in the form of back pay, attorneys’ fees, cost and liquidated damages. As discovery as to the merits of the case has not been conducted to date, the Company is unable to assess the liability at this time. Accordingly, the Company is not able to estimate any amount of loss or range of loss.

On  January 30, 2012 in the U.S. District Court for the District of New Jersey in a case styled Rescue Mission of El Paso., Inc., et al. v. John J. Nicola, et al., the Company, its subsidiary, K-Sea, and current and former officers and directors of K-Sea were named defendants in a putative class action complaint asserting that during the period of January 30, 2009 to January 27, 2010, K-Sea allegedly failed to disclose certain facts regarding K-Sea’s operations and financial condition, and asserting violations of Sections 10(b)(5) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder. Plaintiff seeks class certification, compensatory damages, attorneys’ fees and costs. The Company believes that this suit is without merit and intends to vigorously defend itself in this matter based on the information available to the Company at this time. The Company does not expect the outcome of this matter to have a material adverse effect on its consolidated financial statements; however, there can be no assurance as to the ultimate outcome of this matter.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $29,146,000 at March 31, 2012, including $8,453,000 in letters of credit and $20,693,000 in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

Item 1A.	Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-K that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the first quarter of 2012 and 2011 were 55,635,000 and 53,368,000, respectively. The increase in the weighted average number of common shares for the 2012 first quarter compared with the 2011 first quarter primarily reflected the issuance of 1,939,234 shares of Company common stock associated with the July 1, 2011 acquisition of K-Sea, the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil products, refined petroleum products and agricultural chemicals by tank barge. As of March 31, 2012, the Company operated a fleet of 806 inland tank barges, including 42 leased barges, with 16.0 million barrels of capacity, and operated an average of 242 inland towboats during the 2012 first quarter, of which an average of 59 were chartered. The Company’s coastal fleet consisted of 58 tank barges, of which 13 are leased and three are single hull, with 3.8 million barrels of capacity, and 65 owned coastal tugboats. The Company also owns four offshore barge and tug units transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines and transmissions, pumps and compression products, and manufactures oilfield service equipment, including hydraulic fracturing equipment, for the land-based pressure pumping and oilfield service markets.

For the 2012 first quarter, net earnings attributable to Kirby were $50,944,000, or $.91 per share, on revenues of $566,935,000, compared with 2011 first quarter net earnings attributable to Kirby of $32,430,000, or $.60 per share, on revenues of $299,359,000.   The 2012 first quarter results included a $4,200,000 before taxes, or $.05 per share, charge associated with increasing the fair value of the United contingent earnout liability and a $2,421,000 before taxes, or $.03 per share, severance charge associated with the integration of Kirby Offshore Marine’s administrative functions into the Company.

 Marine Transportation

For the 2012 first quarter, 59% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include raw materials for many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil and agricultural chemicals. Consequently, the Company’s inland marine transportation business tends to mirror the volumes produced by the Company’s petrochemical and refining customer base, while the Company’s coastal marine transportation business tends to mirror the general performance of the United States economy. The 2012 first quarter results include the operations of K-Sea, acquired on July 1, 2011, and described below.

The Company’s marine transportation segment’s revenue for the 2012 first quarter increased 39% and operating income increased 30% compared with the 2011 first quarter revenues and operating income. The higher marine transportation revenues reflected the acquisition of Kirby Offshore Marine on July 1, 2011, as well as an improvement in inland tank barge demand and equipment utilization due to strong production volumes from United States petrochemical customers, for both domestic and foreign destinations, and from black oil products customers due to steady refinery production levels, the continued export of heavy fuel oil, demand for the transportation of crude oil from shale formations in South Texas and an increase in the movement of Canadian crude oil from the Midwest to the Gulf Coast. The Company’s inland petrochemical and black oil products fleets achieved tank barge utilization levels in the low-to-mid 90% range during the 2012 first quarter compared with a low 90% range during the 2011 first quarter.  Diesel fuel prices for the 2012 first quarter increased 19% compared with the 2011 first quarter, thereby positively impacting marine transportation revenue as fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts, or the customer pays for the fuel. The coastal operations, which primarily transport refined petroleum products, experienced typical seasonal declines, the closure or a significant reduction in demand in Alaska and on the Great Lakes, as well as poor operating efficiency caused by winter weather conditions.   In addition, the first quarter experienced unseasonably mild weather in the New York and Northeast market which impacted demand for distillate products, resulting in lower equipment utilization and rates.  For the 2012 first quarter, the coastal equipment utilization rate averaged in the mid-to-high 70% range.

During the 2012 and 2011 first quarters, approximately 75% of the marine transportation’s inland revenues were under term contracts and 25% were spot contract revenues. Inland operation time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 56% of the revenues under term contracts during the 2012 and 2011 first quarters. The 75% term contract and 25% spot contract mix provides the marine transportation’s inland operations with a predictable revenue stream. Inland operations term contract rates renewed in the 2012 first quarter increased in the 4% to 6% average range compared with term contract rate renewals in the first quarter of 2011. Spot contract rates, which include the cost of fuel, increased modestly compared with the 2011 fourth quarter. Effective January 1, 2012, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts in the 2% range, excluding fuel.

During the 2012 first quarter, approximately 60% of the marine transportation’s coastal revenues were under term contracts and 40% were spot contract revenues.  Coastal time charters represented approximately 90% of the revenues under term contracts during the 2012 first quarter.  Coastal operations term contracts renewed in the 2012 first quarter were relatively stable compared with contract rate renewals in the 2011 first quarter and spot contract rates during the 2012 first quarter were also relatively stable compared with the 2011 fourth quarter.

The marine transportation operating margin for the 2012 first quarter was 20.4% compared with 21.8% for the 2011 first quarter, reflecting the strong inland tank barge utilization levels and higher term contract and spot contract pricing.  This was offset by a slightly higher than breakeven operating margin for the coastal market, including the $2,421,000 severance charge discussed above.

Diesel Engine Services

For the 2012 first quarter, 41% of the Company’s revenue was generated by its diesel engine services segment, of which 40% was generated from manufacturing, 43% from overhauls and service, and 17% from direct parts sales. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based pressure pumping and oilfield services industries. The 2012 first quarter results include the operations of United, acquired on April 15, 2011, and described below.

The Company’s diesel engine services segment’s 2012 first quarter revenue increased 300% and operating income increased 257% when compared with the first quarter of 2011. The increases primarily reflected the acquisition of United on April 15, 2011.  During the 2012 first quarter, the land-based market remained strong with the manufacture of oil service equipment and remanufacture and servicing of hydraulic fracturing equipment, as well as favorable sales and service of transmissions and diesel engines.  In addition, the increase in revenues and operating income reflected a stronger marine market, benefiting from large overhaul projects for major domestic and international customers, as well as higher service work for oil service customers as the Gulf of Mexico oil and gas drilling activity increased during the first quarter.  The power generation market benefited from major generator set upgrades and parts sales for both domestic and international customers.  The 2012 first quarter included a charge to selling, general and administrative expense of $4,200,000, increasing the fair value of the contingent earnout liability associated with the April 2011 acquisition of United.

The diesel engine services segment’s operating margin for the 2012 first quarter was 10.2% compared with 11.5% for the first quarter of 2011, reflecting a higher operating margin for the marine and power generation markets as service work increased, while the land-based operating margin was lower, primarily a reflection of the $4,200,000 earnout charge.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2012 first quarter, with net cash provided by operating activities of $73,368,000 compared with $63,756,000 of net cash provided by operating activities for the 2011 first quarter. The 15% increase was primarily from higher net earnings attributable to Kirby, higher depreciation and amortization and a higher deferred tax provision in the 2012 first quarter versus the 2011 first quarter, partially offset by a larger net decrease in cash flows from changes in operating assets and liabilities of $26,198,000.   In addition, during the 2012 and 2011 first quarters, the Company generated cash of $1,001,000 and $135,000, respectively, from the exercise of stock options and $3,434,000 and $1,759,000, respectively, from proceeds from the disposition of assets.

For the 2012 first quarter, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $61,867,000, including $21,084,000 for inland tank barge and towboat construction, $18,784,000 for progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units scheduled for completion in the 2012 fourth quarter, and $21,999,000 primarily for upgrading the existing marine transportation fleet.  The Company’s debt-to-capitalization ratio decreased to 33.9% at March 31, 2012 from 35.5% at December 31, 2011, primarily due to the increase in total equity from net earnings attributable to Kirby for the 2012 first quarter of $50,944,000, exercise of stock options, the amortization of unearned equity compensation and a reduction of $29,012,000 of debt outstanding.  As of March 31, 2012, the Company had $72,490,000 outstanding under its revolving credit facility and $500,500,000 outstanding under its term loan, of which $45,500,000 was classified as current portion of long-term debt, and $200,000,000 outstanding under its senior notes, of which $25,537,000 was classified as current portion of long-term debt.

The Company projects that capital expenditures for 2012 will be in the $265,000,000 to $275,000,000 range, including approximately $110,000,000 for the construction of 55 inland tank barges and five inland towboats and approximately $70,000,000 in progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units for delivery in the 2012 fourth quarter with an estimated total cost of $52,000,000 for each unit.  During the 2012 first quarter, the Company took delivery of five new inland tank barges with a total capacity of approximately 140,000 barrels, and retired 16 inland tank barges and returned two charter inland tank barges, reducing its capacity by approximately 300,000 barrels.  The Company also took delivery of one inland towboat during the 2012 first quarter.

Outlook

Petrochemical and black oil products inland tank barge utilization levels remained strong during the 2012 first quarter, in the low to mid 90% range. While the United States economy remains sluggish, with consistently high unemployment levels and weak consumer confidence, the United States petrochemical industry continues to see strong production levels for both domestic consumption and exports. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production improved during 2011 and has remained strong during the 2012 first quarter, thereby producing increased marine transportation volumes for basic petrochemicals to both domestic consumers and terminals for export destinations. The black oil products market also continued to improve during 2011 and the 2012 first quarter, primarily due to a continued stable United States refinery utilization level aided by the export of diesel fuel and heavy fuel oil, and demand for the transportation of crude oil from shale formations in South Texas, as well as the movement of Canadian crude oil from the Midwest to the Gulf Coast. The coastal liquid trade moving primarily refined products is more reflective of the weaker United States economy with volumes well below the peak reached in 2007.

The United States petrochemical industry is globally competitive based on a number of factors including a highly integrated and efficient transportation system of pipelines, tank barges, railroads and trucks, largely depreciated yet well maintained and operated facilities, and a low cost feedstock slate, which includes natural gas. Certain United States producers have announced plans for plant capacity expansions and the reopening of idled petrochemical facilities. The current production volumes from the Company’s petrochemical customers have resulted in the Company’s inland tank barge utilization levels in the low to mid 90% range and any increased production from current facilities, plant expansions or the reopening of idled facilities should drive feedstock and production volumes higher, in turn leading to higher tank barge utilization levels and higher term and contract pricing, which could be mitigated by additional tank barge capacity.

During 2009 and 2010, the marine transportation segment was negatively impacted by excess industry inland tank barge capacity. At the end of 2011, the Company estimated there were approximately 3,100 inland tank barges in the industry fleet, of which approximately 500 were over 35 years old and approximately 300 of those over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges that will enter the fleet. During 2011, with the improved demand for inland petrochemical and black oil products tank barges and federal tax incentives on new equipment, the Company estimates that approximately 240 inland tank barges were ordered industry-wide for delivery throughout 2012, and many older tank barges will be retired, dependent on 2012 petrochemical and refinery production levels, crude oil movements and industry-wide tank barge utilization levels.

During 2011 and the first quarter of 2012, the marine transportation segment was negatively impacted by excess industry coastal tank barge capacity.  At the end of 2011, the Company estimated there were approximately 275 tank barges operating in the 185,000 barrel or less coastal industry fleet.  The Company estimates that approximately 8% of the approximate 275 coastal tank barges are single hull and will be removed from service between 2012 and the mandatory retirement date for single hull tank barges of December 31, 2014. The Company presently operates three single hull tank barges in the coastal trade, less than 1% of its barrel capacity.

In the diesel engine services segment, with the recent increase in drilling rigs operating in the Gulf of Mexico during late 2011 and the first quarter of 2012, service activity levels have reflected a modest improvement and should continue to improve as drilling activity increases.   The land-based diesel engine services market consists of manufacture and remanufacture of oilfield service equipment, including hydraulic fracturing units, and servicing their components, which include high-speed diesel engines, transmissions and pumps, many of the same components used by marine customers.        As of December 31, 2011, an estimated 14 million horsepower was employed in the North American hydraulic fracturing business. With the current low price of natural gas, the exploration of United States natural gas shale formations has declined.  However, with the current high price of crude oil, the exploration of United States crude oil shale formations has remained very positive.  As a result, the United States exploration market is seeing a natural rotation away from natural gas and an expansion of crude oil exploration.  As this rotation occurs, there has been a pause in new oil service equipment orders as the exploration market assesses its equipment requirements.  This pause is providing an opportunity to free up capacity for remanufacture and services to existing hydraulic fracturing horsepower.

Acquisitions

On December 15, 2011, the Company completed the purchase of the coastal tank barge fleet of Seaboats, consisting of three 80,000 barrel coastal tank barges and tugboats for $42,745,000 in cash. The three coastal tank barges and tugboats currently operate along the United States East Coast and had an average age of five years. Financing of the equipment acquisition was through the Company’s revolving credit facility.

On July 1, 2011, the Company completed the acquisition of K-Sea, now named Kirby Offshore Marine, an operator of tank barges and tugboats participating in the coastal transportation primarily of refined petroleum products in the United States. The total value of the transaction was $603,427,000, excluding transaction fees, consisting of $227,617,000 of cash paid to K-Sea common and preferred unit holders and the general partner, $262,791,000 of cash to retire K-Sea’s outstanding debt, and $113,019,000 through the issuance of 1,939,234 shares of Company common stock valued at $58.28 per share, the Company’s closing share price on July 1, 2011. The transaction was financed through a combination of the new $540,000,000 term loan and the issuance of Company common stock.

On the acquisition date, Kirby Offshore Marine’s fleet, comprised of 57 coastal tank barges with a capacity of 3.8 million barrels and 63 tugboats, operated along the East Coast, West Coast and Gulf Coast of the United States, as well as in Alaska and Hawaii. Kirby Offshore Marine’s tank barge fleet, 54 of which were double hulled and had an average age of approximately nine years, is one of the youngest fleets in the coastal trade. Kirby Offshore Marine’s customers include major oil companies and refiners, many of which are current Company customers for inland tank barge services. Kirby Offshore Marine has operating facilities in New York, Philadelphia, Seattle and Honolulu.

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

Results of Operations

The Company reported first quarter 2012 net earnings attributable to Kirby of $50,944,000, or $.91 per share, on revenues of $566,935,000, compared with 2011 first quarter net earnings attributable to Kirby of $32,430,000, or $.60 per share, on revenues of $299,359,000. The 2012 first quarter results included a $4,200,000 before taxes, or $.05 per share, charge associated with increasing the fair value of the United contingent earnout liability and a $2,421,000 before taxes, or $.03 per share, severance charge associated with the integration of Kirby Offshore Marine’s administrative functions into the Company.

Marine transportation revenues for the 2012 first quarter were $335,957,000, or 59% of total revenues, compared with $241,677,000, or 81% of total revenues, for the 2011 first quarter. Diesel engine services revenues for the 2012 first quarter were $230,978,000, or 41% of total revenues, compared with $57,682,000, or 19% of total revenues, for the 2011 first quarter.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemical, black oil products, refined petroleum products and agricultural chemicals by tank barge. As of March 31, 2012, the Company operated 806 inland tank barges, with a total capacity of 16.0 million barrels, compared with 829 inland tank barges at March 31, 2011, with a total capacity of 16.1 million barrels. The Company operated an average of 242 inland towboats during the 2012 first quarter compared with 230 during the 2011 first quarter. The Company’s coastal fleet as of March 31, 2012 consisted of 58 tank barges, three of which are single hull, with 3.8 million barrels of capacity, and 65 tugboats. The Company owns four offshore dry-bulk barge and tugboats engaged in the coastal transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey, which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 (dollars in thousands):

	Three months ended March 31,
	2012	2011	% Change
Marine transportation revenues	$335,957	$241,677	39%

Costs and expenses:
Costs of sales and operating expenses	203,407	142,626	43
Selling, general and administrative	28,519	19,509	46
Taxes, other than on income	3,452	3,270	6
Depreciation and amortization	32,089	23,574	36
	267,467	188,979	42
Operating income	$68,490	$52,698	30%

Operating margins	20.4%	21.8%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first quarter of 2012, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2012 First Qtr. Revenue Distribution	Products Moved	Drivers
Petrochemicals	52%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables —70% Consumer durables — 30%
Refined Petroleum Products	23%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Black Oil Products	20%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Agricultural Chemicals	5%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2012 first quarter increased 39% when compared with the 2011 first quarter, reflecting the expansion into the coastal transportation business with the acquisition of K-Sea on July 1, 2011. The coastal tank barge fleet contributed approximately 19% of 2012 first quarter marine transportation revenues. The increase also reflected strong United States petrochemical production levels and stable refinery production levels, resulting in equipment utilization levels in the low-to-mid 90% range for the inland petrochemical and black oil products fleets, as well as favorable term and spot contract pricing. In addition, average diesel fuel prices for the 2012 first quarter increased 19% compared with the 2011 first quarter, positively impacting marine transportation revenues since fuel price increases are covered by fuel escalation and de-escalation clauses in the Company’s term contracts, or the customer pays for the fuel.

The petrochemical market, the Company’s largest market, contributed 52% of the marine transportation revenues for the 2012 first quarter, reflecting a continued strong business level.  Low priced natural gas, a basic feedstock for the United States petrochemical industry, provided the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production remained strong during the 2012 first quarter, producing increased marine transportation volumes for the movement of basic petrochemicals for both domestic consumers and terminals for export destinations.

The refined petroleum products market, which contributed 23% of 2012 first quarter marine transportation revenues, reflected higher demand for the movements of products in the inland market, benefiting from continued strong demand for the movement of river ethanol volumes from the Midwest to the Gulf Coast.  The coastal operations, which primarily transports refined petroleum products, experienced typical seasonal declines, the closure or a significant reduction in demand in Alaska and on the Great Lakes, as well as poor operating efficiency caused by winter weather conditions.   In addition, the first quarter experienced unseasonably mild weather in the New York and Northeast market which impacted demand for distillate products, resulting in lower equipment utilization and rates.

The black oil products market, which contributed 20% of 2012 first quarter marine transportation revenues, also saw strong demand during the 2012 first quarter, driven by steady refinery production levels, the export of heavy fuel oil, demand for crude oil transportation from the Eagle Ford shale formations in South Texas and for the movement of Canadian crude oil downriver from the Midwest to the Gulf Coast.

The agricultural chemical market, which contributed 5% of 2012 first quarter marine transportation revenues, saw the traditional spring fill start early with the movement of both domestically produced and imported product, driven by warmer than normal Midwest and Gulf Coast weather, low fertilizer inventories and high corn prices.

For the first quarter of 2012, the inland operations of the marine transportation segment incurred 2,471 delay days, 25% more than the 1,981 delay days that occurred during the 2011 first quarter. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors. While weather and water conditions in the Midwest during the 2012 first quarter were better compared with the first quarter of 2011, fog and high winds along the Gulf Coast during the 2012 first quarter created delay days in excess of the 2011 first quarter, and lock repairs on the Gulf Intracoastal Waterway during the 2012 first quarter also created delays.

 During the 2012 and 2011 first quarters, approximately 75% of the marine transportation’s inland operations revenues were under term contracts and 25% were spot contract revenues. Inland operation time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 56% of the revenues under term contracts during the 2012 and 2011 first quarters. The 75% term contract and 25% spot contract mix provides the marine transportation’s inland operations with a predictable revenue stream.

During the 2012 first quarter, approximately 60% of the coastal operations marine transportation revenues were under term contracts and 40% were spot contract revenues. Coastal time charters represented approximately 90% of the revenues under term contracts during 2012 first quarter.

Inland operations term contract rates renewed in the 2012 first quarter increased in the 4% to 6% average range compared with term contract rate renewals in the first quarter of 2011. Spot contract rates in the 2012 first quarter, which include the cost of fuel, increased modestly compared with the 2011 fourth quarter.  Effective January 1, 2012, annual escalators for labor and the producer price index on a number of inland operation multi-year contracts resulted in rate increases on those contracts in the 2% range, excluding fuel.

For the coastal operations, term contracts renewed in the 2012 first quarter were relatively stable compared with contract rate renewals in the 2011 first quarter and spot contract rates during the 2012 first quarter were also stable compared with the 2011 fourth quarter.

Marine Transportation Costs and Expenses

Costs and expenses for the 2012 first quarter increased 42% compared with the 2011 first quarter.  Costs of sales and operating expenses for the 2012 first quarter increased 43% compared with the first quarter of 2011, partially reflecting the K-Sea acquisition, as well as higher costs and expenses due to improved inland operations demand and higher diesel fuel costs as noted below.  In addition, Gulf Coast winter winds, fog conditions and lock delays created more delay days as noted above, thereby increasing operating expenses.

The inland operations of the marine transportation segment operated an average of 242 towboats during the 2012 first quarter, of which an average of 59 towboats were chartered, compared with 230 during the 2011 first quarter, of which an average of 48 were chartered.  The increase in the number of towboats operated was a reflection of the higher tank barge utilization levels in the petrochemical and black oil products markets during the 2012 first quarter compared with the 2011 first quarter.  As demand increases or decreases, or as weather or water conditions dictate, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2012 first quarter, the marine transportation segment consumed 14.3 million gallons of diesel fuel compared to 11.0 million gallons consumed during the 2011 first quarter. The average price per gallon of diesel fuel consumed during the 2012 first quarter was $3.16, an increase of 19% compared with $2.65 per gallon for the 2011 first quarter. Fuel escalation and de-escalation clauses are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2012 first quarter increased 46% compared with the 2011 first quarter, reflecting the acquisition of Kirby Offshore Marine and a $2,421,000 severance charge associated with the integration of Kirby Offshore Marine’s administrative functions into the Company.

Depreciation and amortization for the 2012 first quarter increased 36% compared with the 2011 first quarter. The increase was primarily attributable to increased capital expenditures, including new inland tank barges and towboats, the acquisitions of Kirby Offshore Marine, Seaboats, and the 21 tank barges and 15 towboats and tugboats from Enterprise and one towboat from Kinder Morgan.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2012 first quarter increased 30% compared with the 2011 first quarter. The operating margin was 20.4% for the 2012 first quarter compared with 21.8% for the 2011 first quarter. The higher operating income was a reflection of higher inland tank barge utilization and higher inland term and spot contract rates negotiated throughout 2011and the 2012 first quarter. The lower 2012 first quarter operating margin was mainly attributable to a slightly above breakeven operating margin for Kirby Offshore Marine, including the $2,421,000 severance charge as discussed above.

Diesel Engine Services

The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines, transmissions, reduction gears, pumps and compression products, maintains facilities to rebuild component parts or entire medium-speed and high-speed diesel engines, transmissions and entire reduction gears, and manufactures and remanufactures oilfield service equipment, including hydraulic fracturing equipment. The Company primarily services the marine, power generation and land-based oil and gas operator and producer markets.

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 (dollars in thousands):

	Three months ended March 31,
	2012	2011	% Change
Diesel engine services revenues	$230,978	$57,682	300%

Costs and expenses:
Costs of sales and operating expenses	180,952	42,873	322
Selling, general and administrative	22,394	7,063	217
Taxes, other than on income	450	219	105
Depreciation and amortization	3,628	921	294
	207,424	51,076	306
Operating income	$23,554	$6,606	257%
Operating margins	10.2%	11.5%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company, the revenue distribution for the first quarter of 2012, and the customers for each market:

2012
Markets Serviced	First Qtr. Revenue Distribution	Customers
Land-Based	75%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, Compression, On-Highway Transportation
Marine	20%	Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers
Power Generation	5%	Standby Power Generation, Pumping Stations

Diesel engine services revenues for the 2012 first quarter increased 300% compared with the 2011 first quarter, primarily attributable to the United acquisition on April 15, 2011. The land-based market generated 75% of the segment’s revenues for the 2012 first quarter, benefiting from the manufacture of oil service equipment and the increase in the remanufacture of hydraulic fracturing equipment, as well as favorable sales and service of transmissions and diesel engines.  In addition, the increase in revenues and operating income reflected a stronger marine market, benefiting from large overhaul projects for major domestic and international customers, as well as higher service work for oil service customers as the Gulf of Mexico oil and gas drilling activity increased during the first quarter.  The power generation market benefited from major generator set upgrades and parts sales for both domestic and international customers.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2012 first quarter increased 306% compared with the 2011 first quarter. The significant increase in each cost and expense category was primarily attributable to the United acquisition. In addition, the increase in costs of sales and operating expenses reflected the improved inland marine market and Gulf Coast oil services market.   The 2012 first quarter included a charge to selling, general and administrative expense of $4,200,000, increasing the fair value of the contingent earnout liability associated with the April 2011 acquisition of United.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2012 first quarter increased 257% compared with the 2011 first quarter, primarily reflecting the earnings from the United acquisition and the stronger marine inland and Gulf of Mexico oil service markets and the power generation market.  The operating margin for the 2012 first quarter was 10.2% compared with 11.5%. The 2012 first quarter operating margin reflected stronger marine and power generation markets as service work increased, while the land-based operating margin was lower, primarily a reflection of the $4,200,000 earnout charge.

General Corporate Expenses

General corporate expenses for the 2012 first quarter were $2,956,000 compared with $3,595,000 for the first quarter of 2011. The 2011 first quarter included legal and professional fees and other costs associated with the acquisitions.

Loss on Disposition of Assets

The Company reported a net loss on disposition of assets of $28,000 for the 2012 first quarter compared with $66,000 for the 2011 first quarter. The net losses were predominantly from the sale of retired marine equipment.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 (dollars in thousands):

	Three months ended March 31,
	2012	2011	% Change
Other income	$149	$51	192%
Noncontrolling interests	$(935)	$(470)	99%
Interest expense	$(5,840)	$(2,833)	106%

Noncontrolling Interests

Noncontrolling interests for the 2012 first quarter increased 99% compared with the 2011 first quarter, primarily the result of the purchase in February 2011 of a 51% interest in Kinder Morgan’s shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel. Kinder Morgan retained the remaining 49% interest.

Interest Expense

Interest expense for the 2012 first quarter increased 106% compared with the 2011 first quarter, primarily the result of borrowings under the revolving credit facility to finance the United acquisition and the $540,000,000 term loan to finance the acquisition of Kirby Offshore Marine.  During the 2012 and 2011 first quarters, the average debt and average interest rate, including the effect of interest rate swaps, were $774,494,000 and 3.0% compared with $200,127,000 and 5.7%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of March 31, 2012 were $2,980,869,000 compared with $2,960,411,000 as of December 31, 2011. The following table sets forth the significant components of the balance sheet as of March 31, 2012 compared with December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011	% Change
Assets:
Current assets	$527,969	$529,329	—%
Property and equipment, net	1,847,088	1,822,173	1
Goodwill, net	483,010	483,468	—
Other assets	122,802	125,441	(2)
	$2,980,869	$2,960,411	1%
Liabilities and stockholders’ equity:
Current liabilities	$369,248	$358,800	3%
Long-term debt – less current portion	701,953	763,000	(8)
Deferred income taxes	311,948	292,355	7
Other long-term liabilities	87,553	92,098	(5)
Total equity	1,510,167	1,454,158	4
	$2,980,869	$2,960,411	1%

Current assets as of March 31, 2012 were relatively constant compared with December 31, 2011.  Trade accounts receivable increased 3%, primarily a reflection of the increase in revenues for the 2012 first quarter compared with the fourth quarter of 2011.  Other accounts receivable declined 19%, primarily due to a reduction of a receivable for federal income taxes overpaid in the 2011 fourth quarter.  Inventory in the diesel engine services segment increased 4%, reflecting an increase in engines and transmissions inventory.

Property and equipment, net of accumulated depreciation, at March 31, 2012 increased 1% compared with December 31, 2011. The increase reflected $61,867,000 of capital expenditures for the 2012 first quarter, more fully described under Capital Expenditures below, less $33,875,000 of depreciation expense for the first three months of 2012 and $3,077,000 of property disposals during the 2012 first quarter.

Current liabilities as of March 31, 2012 increased 3% compared with December 31, 2011. The current portion of long-term debt at March 31, 2012 reflected the reclassification of $25,537,000 of the $200,000,000 of Senior Notes as current, reflecting the amount in excess of availability under the revolving credit facility.  Income taxes payable increased 70%, primarily reflecting the current federal income tax provision for the 2012 first quarter, with the first federal quarterly tax payment not due until April 2012.  Accounts payable decreased 6%, primarily from the timing of payments to vendors in the land-based diesel engine services market.  Accrued liabilities decreased 5%, primarily from the payment during the 2012 first quarter of employee incentive compensation bonuses accrued during 2011.  Deferred revenues decreased 20%, primarily reflecting reduced deposits received for construction of new oilfield equipment in the land-based diesel engine services market.

Long-term debt, less current portion, as of March 31, 2012 decreased 8% compared with December 31, 2011, reflecting payments on the revolving credit facility and term loan during the 2012 first quarter and the reclassification of $25,537,000 of the $200,000,000 of Senior Notes to current portion of long-term debt.

Deferred income taxes as of March 31, 2012 increased 7% compared with December 31, 2011. The increase was primarily due to the 2012 first quarter deferred tax provision of $18,183,000. The deferred tax provision was primarily due to bonus tax depreciation on qualifying expenditures due to the Tax Relief Act that provides 50% bonus tax depreciation for capital investments placed in service through December 31, 2012.

Other long-term liabilities as of March 31, 2012 decreased 5% compared with December 31, 2011.  The decrease was primarily due to the reclassification of $9,202,000 of the long-term portion of the value of derivatives to short-term due to their February 2013 maturity, partially offset by the $4,200,000 increase in the fair value of the United contingent earnout liability.  As of March 31, 2012, the Company had recorded an earnout liability of $26,800,000.

Total equity as of March 31, 2012 increased 4% compared with December 31, 2011. The increase was primarily the result of $50,944,000 of net earnings attributable to Kirby for the first three months of 2012 and a $2,364,000 increase in accumulated OCI. The increase in accumulated OCI primarily resulted from the net change in fair value of interest rate swap agreements, net of taxes, more fully described under Fair Value of Derivative Instruments below and the decrease in unrecognized losses related to the Company’s defined benefit plans.

Long-Term Financing

    The Company has a credit agreement (“Term Loan”) with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of July 1, 2016. The Term Loan was funded on July 1, 2011 to provide financing for the acquisition of Kirby Offshore Marine. The Term Loan provided for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on LIBOR or an Alternate Base Rate calculated with reference to the agent bank’s prime rate, among other factors. The interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. The Term Loan contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. As of March 31, 2012, the Company was in compliance with all Term Loan covenants and had $500,500,000 outstanding under the Term Loan, $45,500,000 of which was classified as current portion of long-term debt.

The Company has a $250,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The commitment fee is currently 0.3%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of March 31, 2012, the Company was in compliance with all Revolving Credit Facility covenants and had $72,490,000 outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $3,047,000 as of March 31, 2012.

The Company has $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. The Company was in compliance with all Senior Notes covenants at March 31, 2012.   As of March 31, 2012, $25,537,000 of the Senior Notes were classified as current portion of long-term debt and $174,463,000 was classified as long-term debt as the Company has the ability and the intent to refinance a portion of the Senior Notes on a long-term basis through the Revolving Credit Facility.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2012. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company did not have any borrowings outstanding under the Credit Line as of March 31, 2012. Outstanding letters of credit under the Credit Line were $4,192,000 as of March 31, 2012.

Interest Rate Risk Management

From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate swap agreements and are entered into with large multinational banks. Derivative financial instruments related to the Company’s interest rate risks are intended to reduce the Company’s exposure to increases in the benchmark interest rates underlying the Company’s floating rate senior note, variable rate term loan and variable rate bank credit facility.

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the LIBOR to quarterly fixed rate payments. As of March 31, 2012, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of March 31, 2012, the Company had forward contracts with notional amounts aggregating $3,096,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the third quarter of 2012 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at March 31, 2012 and December 31, 2011 (in thousands):

Liability Derivatives	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Other accrued liabilities	$269	$363
Foreign currency contracts	Other long-term liabilities	44	32
Interest rate contracts	Other accrued liabilities	7,609	─
Interest rate contracts	Other long-term liabilities	─	9,202

Total derivatives designated as hedging instruments under ASC 815		$7,922	$9,597
Total liability derivatives		$7,922	$9,597

Fair value amounts were derived as of March 31, 2012 and December 31, 2011 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 5, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months ended March 31, 2012 and 2011 (in thousands)

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in OCI on		Reclassified from
		Derivatives (Effective		Accumulated OCI into
		Portion)		Income (Effective Portion)
	Location of Gain (Loss) Reclassified from	Three months ended		Three months ended
Derivatives in ASC 815 Cash	Accumulated OCI into Income	March 31,		March 31,
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2012	2011
Interest rate contracts	Interest expense	$1,593	$1,961	$(2,044)	$(2,125)

Foreign exchange contracts	Cost and sales of operating expenses	77	(860)	(2)	—
Total		$1,670	$1,101	$(2,046)	$(2,125)

The Company anticipates $4,946,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $157,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

Capital Expenditures

Capital expenditures for the 2012 first quarter were $61,867,000, of which $21,084,000 was for construction of new inland tank barges and towboats, $18,784,000 for progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units scheduled for completion in the fourth quarter of 2012, and $21,999,000 was primarily for upgrading of the existing inland and coastal marine transportation fleets. Capital expenditures for the 2011 first quarter were $31,114,000, of which $12,733,000 was for construction of new tank barges and towboats, and $18,381,000 was primarily for upgrading of the existing marine transportation fleet. Financing of the construction of the inland tank barges and towboats and dry-bulk barges and tugboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2012 first quarter, the Company took delivery of five inland tank barges with a total capacity of approximately 140,000 barrels and retired 16 inland tank barges and returned two charter inland tank barges, reducing capacity by approximately 300,000 barrels.  The Company also took delivery of one inland towboat.

The Company projects that capital expenditures for 2012 will be in the range of $265,000,000 to $275,000,000.  Based on current commitments, steel prices and projected delivery schedules, the Company’s 2012 new construction capital expenditures of approximately $110,000,000 will consist of 55 new inland tank barges with a total capacity of 1,000,000 barrels and five inland towboats and approximately $70,000,000 in progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units for delivery in the 2012 fourth quarter with an estimated total cost of $52,000,000 for each unit. The balance of approximately $85,000,000 to $95,000,000 is primarily capital upgrades and improvements to existing marine equipment and marine transportation and diesel engine services facilities.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2012 first quarter. As of May 3, 2012, the Company had 1,685,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $73,368,000 during the three months ended March 31, 2012 compared with $63,756,000 generated during the three months ended March 31, 2011. The 2012 first quarter experienced a net decrease in cash flows from changes in operating assets and liabilities of $36,285,000 compared with a net decrease in the 2011 first quarter of $10,087,000, primarily due to a decrease in accounts payable during the 2012 first quarter due to the timing of payments for inventory received at United which was acquired in April 2011, compared to an increase in accounts payable during the 2011 first quarter due to increased business activity levels prior to the United acquisition.    In addition, inventory increased during the 2012 first quarter primarily due to increases in engines and transmissions inventory at United compared to the 2011 first quarter decrease in inventory prior to the United acquisition.

Funds generated are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of May 2, 2012, $170,111,000 under its Revolving Credit Facility and $5,681,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $250,000,000 and expires November 9, 2015. As of March, 2012, the Company had $177,510,000 available under the Revolving Credit Facility. The Revolving Credit Facility also allows for an increase in the commitments from the banks from the current $250,000,000 level up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. Based on current economic conditions and credit market volatility, there is no guarantee that the participating banks would elect to increase the commitment, and if they did, the terms may be less favorable than the current Revolving Credit Facility. The Senior Notes do not mature until February 2013 and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. While the Company has no current plans to access the private placement bond market, should the Company decide to do so in the near term, the terms, size and cost of a new debt issue could be less favorable than our current debt agreements.

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

There are numerous factors that may negatively impact the Company’s cash flow in 2012. For a list of significant risks and uncertainties that could impact cash flows, see Note 13, Contingencies and Commitments in the financial statements, and Item 1A — Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 6, Long-Term Debt, in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $29,146,000 at March 31, 2012, including $8,453,000 in letters of credit and $20,693,000 in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

All marine transportation term contracts contain fuel escalation clauses or the customer pays for the fuel. However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to recover changes in fuel costs due to fuel price changes. However, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. Spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

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

Interest Rate Risk Management

From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate swap agreements and are entered into with large multinational banks. Derivative financial instruments related to the Company’s interest rate risks are intended to reduce the Company’s exposure to increases in the benchmark interest rates underlying the Company’s floating rate senior notes, variable rate term loan and variable rate bank credit facility.

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the LIBOR to quarterly fixed rate payments. As of March 31, 2012, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of March 31, 2012, the Company had forward contracts with notional amounts aggregating $3,096,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the third quarter of 2012 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at March 31, 2012 and December 31, 2011 (in thousands):

Liability Derivatives	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Other accrued liabilities	$269	$363
Foreign currency contracts	Other long-term liabilities	44	32
Interest rate contracts	Other accrued liabilities	7,609	─
Interest rate contracts	Other long-term liabilities	─	9,202

Total derivatives designated as hedging instruments under ASC 815		$7,922	$9,597
Total liability derivatives		$7,922	$9,597

Fair value amounts were derived as of March 31, 2012 and December 31, 2011 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 5, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months ended March 31, 2012 and 2011 (in thousands):

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in OCI on		Reclassified from
		Derivatives (Effective		Accumulated OCI into
		Portion)		Income (Effective Portion)
	Location of Gain (Loss) Reclassified from	Three months ended		Three months ended
Derivatives in ASC 815 Cash	Accumulated OCI into Income	March 31,		March 31,
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2012	2011
Interest rate contracts	Interest expense	$1,593	$1,961	$(2,044)	$(2,125)

Foreign exchange contracts	Cost and sales of operating expenses	77	(860)	(2)	—
Total		$1,670	$1,101	$(2,046)	$(2,125)

The Company anticipates $4,946,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $157,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2012, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Dated: May 3, 2012