Form 10-Q
period 2012-06-30
KIRBY CORP
filed 2012-08-06
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on August 3, 2012 was 55,867,000.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2012	December 31, 2011
	($ in thousands)
Current assets:
Cash and cash equivalents	$5,805	$16,249
Accounts receivable:
Trade – less allowance for doubtful accounts	304,764	303,087
Other	27,890	32,060
Inventories – net	170,852	130,130
Prepaid expenses and other current assets	29,245	33,617
Deferred income taxes	15,989	14,186

Total current assets	554,545	529,329

Property and equipment	2,751,610	2,618,268
Less accumulated depreciation	(848,332)	(796,095)

Property and equipment – net	1,903,278	1,822,173

Goodwill – net	483,894	483,468
Other assets	124,568	125,441

Total assets	$3,066,285	$2,960,411

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2012	December 31, 2011
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$111,627	$39,005
Income taxes payable	4,363	4,124
Accounts payable	139,804	158,855
Accrued liabilities	107,872	117,262
Deferred revenues	29,663	39,554

Total current liabilities	393,329	358,800

Long-term debt – less current portion	687,905	763,000
Deferred income taxes	330,012	292,355
Other long-term liabilities	93,809	92,098

Total long-term liabilities	1,111,726	1,147,453

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,276,000 shares	5,928	5,928
Additional paid-in capital	360,882	357,294
Accumulated other comprehensive income – net	(53,508)	(56,176)
Retained earnings	1,328,136	1,229,641
Treasury stock – at cost, 3,409,000 at June 30, 2012 and 3,532,000 at December 31, 2011	(92,657)	(94,162)
Total Kirby stockholders’ equity	1,548,781	1,442,525
Noncontrolling interests	12,449	11,633
Total equity	1,561,230	1,454,158

Total liabilities and equity	$3,066,285	$2,960,411

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$342,195	$266,612	$678,152	$508,289
Diesel engine services	169,653	170,719	400,631	228,401
Total revenues	511,848	437,331	1,078,783	736,690

Costs and expenses:
Costs of sales and operating expenses	345,916	294,909	730,275	480,408
Selling, general and administrative	43,199	39,047	96,299	68,504
Taxes, other than on income	3,907	3,723	7,821	7,224
Depreciation and amortization	35,197	28,213	71,671	53,406
Loss (gain) on disposition of assets	(69)	(40)	(41)	26
Total costs and expenses	428,150	365,852	906,025	609,568

Operating income	83,698	71,479	172,758	127,122
Other income	30	78	179	129
Interest expense	(5,901)	(3,278)	(11,741)	(6,111)

Earnings before taxes on income	77,827	68,279	161,196	121,140
Provision for taxes on income	(29,392)	(26,050)	(60,882)	(46,011)

Net earnings	48,435	42,229	100,314	75,129
Less: Net earnings attributable to noncontrolling interests	(884)	(537)	(1,819)	(1,007)

Net earnings attributable to Kirby	$47,551	$41,692	$98,495	$74,122

Net earnings per share attributable to Kirby common stockholders:
Basic	$.85	$.78	$1.76	$1.38
Diluted	$.85	$.77	$1.76	$1.38

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	($ in thousands)

Net earnings	$48,435	$42,229	$100,314	$75,129
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	(1,268)	(122)	(279)	217
Foreign currency translation adjustments	152	─	447	─
Change in fair value of derivative instruments	1,420	631	2,500	1,508
Total comprehensive income (loss), net of taxes	304	509	2,668	1,725

Total comprehensive income, net of taxes	48,739	42,738	102,982	76,854
Net earnings attributable to noncontrolling interests	(884)	(537)	(1,819)	(1,007)

Comprehensive income attributable to Kirby	$47,855	$42,201	$101,163	$75,847

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2012	2011
	($ in thousands)
Cash flows from operating activities:
Net earnings	$100,314	$75,129
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	71,671	53,406
Provision for deferred income taxes	33,774	23,740
Amortization of unearned share-based compensation	4,489	4,490
Other	2,127	(69)
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(75,773)	(38,871)
Net cash provided by operating activities	136,602	117,825

Cash flows from investing activities:
Capital expenditures	(153,846)	(97,973)
Acquisitions of businesses and marine equipment	−	(330,402)
Proceeds from disposition of assets	6,651	2,180
Net cash used in investing activities	(147,195)	(426,195)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	10,530	119,700
Payments on long-term debt, net	(13,003)	(60)
Proceeds from exercise of stock options	1,250	349
Excess tax benefit from equity compensation plans	2,375	821
Other	(1,003)	(708)
Net cash provided by financing activities	149	120,102
Decrease in cash and cash equivalents	(10,444)	(188,268)

Cash and cash equivalents, beginning of year	16,249	195,600
Cash and cash equivalents, end of period	$5,805	$7,332

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$10,619	$5,869
Income taxes	$19,174	$7,068

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2012 and December 31, 2011, and the results of operations for the three months and six months ended June 30, 2012 and 2011.

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

The following table sets forth the Company’s pro forma revenues, net earnings attributable to Kirby, basic net earnings per share and fully diluted net earnings per share attributable to Kirby common stockholders (unaudited and in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011 Pro forma	2012	2011 Pro forma
Revenues	$511,848	$528,025	$1,078,783	$992,177
Net earnings attributable to Kirby	$47,551	$35,367	$98,495	$69,583
Net earnings per share attributable to Kirby common stockholders:
Basic	$.85	$.64	$1.76	$1.25
Diluted	$.85	$.63	$1.76	$1.25

(4)	INVENTORIES

The following table presents the details of inventories as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Finished goods	$144,188	$111,931
Work in process	26,664	18,199
	$170,852	$130,130

(5)	FAIR VALUE MEASUREMENTS

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at June 30, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$5,716	$—	$5,716
Contingent earnout liability	—	—	26,900	26,900
	$—	$5,716	$26,900	$32,616

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$9,597	$—	$9,597
Contingent earnout liability	—	—	22,600	22,600
	$—	$9,597	$22,600	$32,197

The fair value of the Company’s derivative instruments is more fully described below in Note 6, Derivative Instruments.

In connection with the acquisition of United on April 15, 2011, United’s former owners are eligible to receive a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. The fair value of the contingent earnout liability recorded at the acquisition date was $16,300,000. The fair value of the earnout is based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments. The increase in the fair value of the earnout liability of $100,000 for the three months ended June 30, 2012 and $4,300,000 for the six months ended June 30, 2012 was charged to selling, general and administrative expense. As of June 30, 2012, the Company had recorded an earnout liability of $26,900,000.

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

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets are adjusted to fair value when there is evidence of impairment. During the six months ended June 30, 2012, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank revolving credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the London Interbank Offered Rate (“LIBOR”) to quarterly fixed rate payments. As of June 30, 2012, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of June 30, 2012, the Company had forward contracts with notional amounts aggregating $3,096,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the third quarter of 2012 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at June 30, 2012 and December 31, 2011 (in thousands):

Liability Derivatives	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Other accrued liabilities	$118	$363
Foreign currency contracts	Other long-term liabilities	19	32
Interest rate contracts	Other accrued liabilities	5,579	─
Interest rate contracts	Other long-term liabilities	─	9,202
Total derivatives designated as hedging instruments under ASC 815		$5,716	$9,597
Total liability derivatives		$5,716	$9,597

Fair value amounts were derived as of June 30, 2012 and December 31, 2011 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 5, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and six months ended June 30, 2012 and 2011 (in thousands):

		Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Location of Gain (Loss) Reclassified from	Three months ended		Three months ended
Derivatives in ASC 815 Cash	Accumulated OCI into Income	June 30,		June 30,
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2012	2011
Interest rate contracts	Interest expense	$2,030	$694	$(2,056)	$(2,152)

Foreign exchange contracts	Cost and sales of operating expenses	172	309	─	(43)

Total		$2,202	$1,003	$(2,056)	$(2,195)

		Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Location of Gain (Loss) Reclassified from	Six months ended		Six months ended
Derivatives in ASC 815 Cash	Accumulated OCI into Income	June 30,		June 30,
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2012	2011
Interest rate contracts	Interest expense	$3,623	$2,655	$(4,100)	$(4,277)

Foreign exchange contracts	Cost and sales of operating expenses	249	(551)	(2)	(43)

Total		$3,872	$2,104	$(4,102)	$(4,320)

The Company anticipates $3,626,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $69,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

(7)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Compensation cost	$2,583	$2,530	$4,489	$4,490
Income tax benefit	$987	$973	$1,715	$1,720

The Company has an employee stock award plan for selected officers and other key employees, which provides for the issuance of stock options, restricted stock and performance awards payable in cash or stock. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to January 25, 2010 are five years and vest ratably over three years. Options granted on or after January 25, 2010 have terms of seven years and vest ratably over three years. No performance awards payable in stock have been made under the plan.  At June 30, 2012, 2,905,582 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

On February 15, 2012, the Board of Directors approved amendments to the employee plan, subject to stockholder approval, to (1) increase the number of shares that may be issued under the plan from 3,000,000 shares to 5,000,000 shares and (2) increase the maximum amount of cash that may be paid to any participant pursuant to any performance awards under the plan during any calendar year from $3,000,000 to $5,000,000.  The amendments were approved by the stockholders at the Annual Meeting of Stockholders held on April 24, 2012.

           The following is a summary of the stock option activity under the employee plan described above for the six months ended June 30, 2012:

	Outstanding Non-Qualified or Nonincentive Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	445,674		$36.81
Granted	99,906		$65.80
Exercised	─	$	─
Forfeited	(1,635)		$58.28
Outstanding at June 30, 2012	543,945		$42.07

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at June 30, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$23.98 - $32.56	226,450	2.9	$27.72		193,115	$26.90
$34.40 - $36.35	24,000	1.9	$34.73		22,666	$34.63
$46.74 - $48.65	192,772	3.2	$47.48		125,718	$47.87
$58.28 - $66.72	100,723	6.6	$65.74		817	$58.28
$23.98 - $66.72	543,945	3.7	$42.07	$2,724,000	342,316	$35.19	$4,070,000

The following is a summary of the restricted stock award activity under the employee plan described above for the six months ended June 30, 2012:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2011	475,632	$36.43
Granted	120,913	$67.88
Vested	(162,226)	$34.96
Forfeited	(7,192)	$57.02
Nonvested balance at June 30, 2012	427,127	$45.55

The Company has a director stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock.  The director plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted to a director when first elected vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At June 30, 2012, 685,535 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified and competent independent directors.

On February 15, 2012, the Board of Directors approved amendments to the director plan, subject to stockholder approval, to increase the number of shares that may be issued under the plan from 1,000,000 shares to 1,500,000 shares.  The amendment was approved by the stockholders at the Annual Meeting of Stockholders held on April 24, 2012.

The following is a summary of the stock option activity under the director plan described above for the six months ended June 30, 2012:

	Outstanding Non-Qualified or Nonincentive Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	353,625	$39.05
Granted	56,306	$62.48
Exercised	(43,993)	$28.41
Outstanding at June 30, 2012	365,938	$43.94

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at June 30, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$12.69 - $17.88	30,000	1.4	$15.81		30,000	$15.81
$20.28 - $29.60	48,000	5.3	$26.10		48,000	$26.10
$35.17 - $36.82	74,036	4.2	$35.86		74,036	$35.86
$41.24 - $62.48	213,902	8.2	$54.68		158,172	$51.93
$12.69 - $62.48	365,938	6.4	$43.94	$1,150,000	310,208	$40.61	$2,008,000

The following is a summary of the restricted stock award activity under the director plan described above for the six months ended June 30, 2012:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2011	1,748	$58.07
Granted	10,383	$62.99
Vested	(2,093)	$58.88
Nonvested balance at June 30, 2012	10,038	$62.99

The total intrinsic value of all stock options exercised under all of the Company’s plans was $1,612,000 and $1,477,000 for the six months ended June 30, 2012 and 2011, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $616,000 and $566,000 for the six months ended June 30, 2012 and 2011, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $11,004,000 and $7,199,000 for the six months ended June 30, 2012 and 2011, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $4,204,000 and $2,757,000 for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, there was $3,856,000 of unrecognized compensation cost related to nonvested stock options and $17,270,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.5 years and restricted stock over approximately 3.1 years. The total fair value of options vested was $1,326,000 and $1,438,000 during the six months ended June 30, 2012 and 2011, respectively. The fair value of the restricted stock vested was $11,004,000 and $7,199,000 for the six months ended June 30, 2012 and 2011, respectively.

The weighted average per share fair value of stock options granted during the six months ended June 30, 2012 and 2011 was $22.15 and $18.81, respectively. The fair value of the stock options granted during the six months ended June 30, 2012 and 2011 was $3,461,000 and $3,031,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the six months ended June 30, 2012 and 2011 were as follows:

	Six months ended June 30,
	2012	2011
Dividend yield	None	None
Average risk-free interest rate	1.1%	2.4%
Stock price volatility	33%	33%
Estimated option term	Six years or seven years	Six years or seven years

(8)	OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three months ended June 30,
	2012			2011
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount

Pension and postretirement benefits	$(2,057)	$789	$(1,268)	$(202)	$80	$(122)
Foreign currency translation adjustments	152	—	152	—	—	—
Change in fair value of derivative instruments	2,202	(782)	1,420	1,004	(373)	631
Total	$297	$7	$304	$802	$(293)	$509

	Six months ended June 30,
	2012			2011
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount

Pension and postretirement benefits	$(456)	$177	$(279)	$347	$(130)	$217
Foreign currency translation adjustments	447	—	447	—	—	—
Change in fair value of derivative instruments	3,872	(1,372)	2,500	2,282	(774)	1,508
Total	$3,863	$(1,195)	$2,668	$2,629	$(904)	$1,725

(9)	SEGMENT DATA

The Company’s operations are classified into two reportable business segments as follows:

Marine Transportation — Marine transportation principally by United States flag vessels of liquid cargoes throughout the United States inland waterway system, along all three United States coasts, Alaska and Hawaii and, to a lesser extent, United States coastal transportation of dry-bulk cargoes. The principal products transported include petrochemicals, black oil products, refined petroleum products and agricultural chemicals.

Diesel Engine Services — Provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, and distributes and services high-speed diesel engines, transmissions, pumps and compression products, and manufactures and remanufactures oilfield service equipment, including hydraulic fracturing equipment, for the land-based pressure pumping and oilfield service markets.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and six months ended June 30, 2012 and 2011 and total assets as of June 30, 2012 and December 31, 2011 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Marine transportation	$342,195	$266,612	$678,152	$508,289
Diesel engine services	169,653	170,719	400,631	228,401
	$511,848	$437,331	$1,078,783	$736,690
Segment profit (loss):
Marine transportation	$71,730	$58,361	$140,220	$111,059
Diesel engine services	15,118	17,611	38,672	24,217
Other	(9,021)	(7,693)	(17,696)	(14,136)
	$77,827	$68,279	$161,196	$121,140

	June 30, 2012	December 31, 2011
Total assets:
Marine transportation	$2,383,484	$2,307,821
Diesel engine services	648,597	608,886
Other	34,204	43,704
	$3,066,285	$2,960,411

The following table presents the details of “Other” segment loss for the three months and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

General corporate expenses	$(3,219)	$(4,533)	$(6,175)	$(8,128)
Gain (loss) on disposition of assets	69	40	41	(26)
Interest expense	(5,901)	(3,278)	(11,741)	(6,111)
Other income	30	78	179	129
	$(9,021)	$(7,693)	$(17,696)	$(14,136)

The following table presents the details of “Other” total assets as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
General corporate assets	$30,340	$40,022
Investment in affiliates	3,864	3,682
	$34,204	$43,704

(10)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Earnings before taxes on income – United States	$77,827	$68,279	$161,196	$121,140
Provision for taxes on income:
Federal:
Current	$10,416	$12,982	$20,096	$16,985
Deferred	15,591	9,930	33,774	23,740
State and local	3,385	3,138	7,012	5,286
	$29,392	$26,050	$60,882	$46,011

(11)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share of common stock for the three months and six months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net earnings attributable to Kirby	$47,551	$41,692	$98,495	$74,122
Undistributed earnings allocated to restricted shares	(375)	(370)	(769)	(656)
Income available to Kirby common stockholders - basic	47,176	41,322	97,726	73,466
Undistributed earnings allocated to restricted shares	375	370	769	656
Undistributed earnings reallocated to restricted shares	(374)	(369)	(765)	(653)
Income available to Kirby common stockholders - diluted	$47,177	$41,323	$97,730	$73,469

Shares outstanding:
Weighted average common stock issued and outstanding	55,869	53,685	55,839	53,662
Weighted average unvested restricted stock	(441)	(476)	(436)	(474)
Weighted average common stock outstanding - basic	55,428	53,209	53,403	53,188
Dilutive effect of stock options	212	218	235	210
Weighted average common stock outstanding - diluted	55,640	53,427	55,638	53,398

Net earnings per share attributable to Kirby common stockholders:
Basic	$.85	$.78	$1.76	$1.38
Diluted	$.85	$.77	$1.76	$1.38

Certain outstanding options to purchase approximately 157,000 and 151,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2012 and 2011, respectively, as such stock options would have been antidilutive.

(12)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to contribute between $10,000,000 and $20,000,000 to its pension plan prior to December 31, 2012 to fund its 2012 pension plan obligations. As of June 30, 2012, no 2012 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$2,539	$1,829	$—	$—
Interest cost	2,670	2,432	19	20
Expected return on plan assets	(3,218)	(2,824)	—	—
Amortization:
Actuarial loss	1,946	736	3	2
Prior service credit	—	(9)	—	—
Net periodic benefit cost	$3,937	$2,164	$22	$22

	Pension Benefits
	Pension Plan		SERP
	Six months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$5,105	$3,654	$—	$—
Interest cost	5,254	4,849	37	40
Expected return on plan assets	(6,438)	(5,645)	—	—
Amortization:
Actuarial loss	3,698	1,430	7	4
Prior service credit	—	(19)	—	—
Net periodic benefit cost	$7,619	$4,269	$44	$44

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Other Postretirement Benefits Postretirement Welfare Plan		Other Postretirement Benefits Postretirement Welfare Plan
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	34	50	67	86
Amortization:
Actuarial gain	(156)	(168)	(310)	(311)
Prior service cost	—	11	—	21
Net periodic benefit cost	$(122)	$(107)	$(243)	$(204)

(13)	CONTINGENCIES

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

In 2000, the Company and approximately 50 other companies were notified that they are PRPs under CERCLA with respect to a Superfund site, the State Marine of Port Arthur Superfund Site (“State Marine”), located in Port Arthur, Texas. In the past, State Marine performed tank barge cleaning and services for various subsidiaries of the Company. In March 2010, the DOJ and EPA issued a letter to seven PRPs, which include the former owners/operator of the site and others, including the Company, indicating their intent to pursue reimbursement of its past costs of approximately $2,977,000 in connection with clean-up activities in relation to the site. The Company and the other PRPs are engaged in discussions with the DOJ to negotiate a resolution of this matter.

With respect to the above sites, the Company has recorded reserves, if applicable, for its estimated potential liability for its portion of the EPA’s past costs claim based on information developed to date including various factors such as the Company’s liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties.

On July 25, 2011, a subsidiary of the Company was named as a defendant in the U.S. District Court for the Southern District of Texas - Galveston Division, in a complaint styled Figgs. v. Kirby Inland Marine, et al., which alleges that the plaintiff individually as a vessel tankerman, and on behalf of other current and former similarly situated vessel tankermen employed with the Company, is entitled to overtime pay under the Fair Labor Standards Act. Plaintiffs assert that vessel tankermen are not seamen who are expressly exempt from overtime pay provisions under the law. The case was conditionally certified as a collective action on December 22, 2011 at which time the Court prescribed a notice period for current and former employees to voluntarily participate as plaintiffs. The notice period closed on February 27, 2012. Plaintiffs seek to maintain a collective action, compensatory damages in the form of back pay, attorneys’ fees, cost and liquidated damages. As this matter is in the initial stage of discovery as to the merits of the case, the Company is unable to assess the liability at this time. Accordingly, the Company is not able to estimate any amount of loss or range of loss.

On  January 30, 2012 in the U.S. District Court for the District of New Jersey in a case styled Rescue Mission of El Paso., Inc., et al. v. John J. Nicola, et al., the Company, its subsidiary, K-Sea, and current and former officers and directors of K-Sea were named defendants in a putative class action complaint asserting that during the period of January 30, 2009 to January 27, 2010, K-Sea allegedly failed to disclose certain facts regarding K-Sea’s operations and financial condition, and asserting violations of Sections 10(b)(5) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder. Plaintiff seeks class certification, compensatory damages, attorneys’ fees and costs. The Plaintiffs filed its Amended Consolidated Complaint on behalf of the class on July 9, 2012.  The Company is preparing its response to the Complaint.  The Company believes that this suit is without merit and intends to vigorously defend itself in this matter based on the information available to the Company at this time. The Company does not expect the outcome of this matter to have a material adverse effect on its consolidated financial statements; however, there can be no assurance as to the ultimate outcome of this matter.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $36,215,000 at June 30, 2012, including $10,177,000 in letters of credit and $26,038,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the three months and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Weighted average number of common stock - diluted	55,640	53,427	55,638	53,398

The increase in the weighted average number of common shares for both 2012 periods compared with the 2011 periods primarily reflected the issuance of 1,939,234 shares of Company common stock associated with the July 1, 2011 acquisition of K-Sea, the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil products, refined petroleum products and agricultural chemicals by tank barge. As of June 30, 2012, the Company operated a fleet of 818 inland tank barges, including 40 leased barges, with 16.4 million barrels of capacity, and operated an average of 239 inland towboats during the 2012 second quarter, of which an average of 57 were chartered. The Company’s coastal fleet consisted of 57 tank barges, of which 12 are leased and three are single hull, with 3.9 million barrels of capacity, and 64 owned coastal tugboats. The Company also owns four offshore barge and tug units transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, and distributes and services high-speed diesel engines, transmissions, pumps and compression products, and manufactures and remanufactures oilfield service equipment, including hydraulic fracturing equipment, for the land-based pressure pumping and oilfield service markets.

For the 2012 second quarter, net earnings attributable to Kirby were $47,551,000, or $.85 per share, on revenues of $511,848,000, compared with 2011 second quarter net earnings attributable to Kirby of $41,692,000, or $.77 per share, on revenues of $437,331,000.   For the 2012 first six months, net earnings attributable to Kirby were $98,495,000, or $1.76 per share, on revenues of $1,078,783,000, compared with 2011 first six months net earnings attributable to Kirby of $74,122,000, or $1.38 per share, on revenues of $736,690,000.  The 2012 second quarter and first six months results included a $100,000 before taxes and a $4,300,000 before taxes, respectively, or $.05 per share, charge associated with increasing the fair value of the United contingent earnout liability.  Also, the 2012 second quarter and first six months operating results included a $499,000 before taxes, or $.01 per share, and a $2,920,000 before taxes, or $.03 per share, respectively, severance charge associated with the integration of Kirby Offshore Marine’s administrative functions into the Company.  The 2011 second quarter and first six months included an estimated $.07 per share negative impact from high water and flooding throughout the Mississippi River System and along the Gulf Intracoastal Waterway in the Morgan City area, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs.

 Marine Transportation

For the 2012 second quarter and first six months, 67% and 63%, respectively, of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil and agricultural chemicals. Consequently, the Company’s inland marine transportation business tends to mirror the volumes produced by the Company’s petrochemical and refining customer base, while the Company’s coastal marine transportation business tends to mirror the general performance of the United States economy. The 2012 second quarter and six months results include the operations of Kirby Offshore Marine, acquired on July 1, 2011, and described below.

           The Company’s marine transportation segment’s revenue for the 2012 second quarter and first six months increased 28% and 33%, respectively, compared with revenue for the 2011 second quarter and first six months.  The segment’s operating income for the 2012 second quarter and first six months increased 23% and 26%, respectively, when compared with operating income for the 2011 second quarter and first six months. The higher marine transportation revenues and operating income for the 2012 second quarter and first six months reflected the acquisition of Kirby Offshore Marine on July 1, 2011, as well as an improvement in inland tank barge demand and equipment utilization due to strong production volumes from United States petrochemical customers, for both domestic and foreign destinations, and from black oil products customers due to steady refinery production levels, the continued export of heavy fuel oil, demand for the transportation of crude oil from shale formations in South Texas and an increase in the movement of Canadian crude oil from the Midwest to the Gulf Coast. The inland operations did experience temporarily lower volumes from one major petrochemical customer due to scheduled and unscheduled plant maintenance issues, as well as low water levels on the Mississippi River System that led to light loading of tank barges from mid-May and throughout June 2012, and resulting lower revenues.

The Company’s inland petrochemical and black oil products fleets achieved tank barge utilization levels in the 90% to 95% range during the 2012 second quarter and first six months compared with a low 90% range during the 2011 first quarter and 90% to 95% range during the 2011 second quarter.  Diesel fuel prices for the 2012 second quarter and first six months increased 3% and 10%, respectively, compared with the 2011 second quarter and first six months, thereby positively impacting marine transportation revenue as fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts, or the customer pays for the fuel.

During the 2012 and 2011 second quarters and first six months, approximately 75% of the marine transportation’s inland revenues were under term contracts and 25% were spot contract revenues. Inland operation time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 56% of the revenues under term contracts during the 2012 and 2011 second quarters and first six months. The 75% term contract and 25% spot contract mix provides the marine transportation’s inland operations with a predictable revenue stream. Inland operations term contract rates renewed in the 2012 first and second quarters increased in the 4% to 6% average range compared with term contract rate renewals in the first and second quarters of 2011. Spot contract rates, which include the cost of fuel, increased modestly during both the 2012 first and second quarters compared with the prior quarter.  Effective January 1, 2012, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts in the 2% range, excluding fuel.

The coastal operations, which primarily transport refined petroleum products, experienced typical market conditions during the 2012 second quarter with overall equipment utilization rates in the 75% range.  During the 2012 second quarter, the Pacific, Alaska and Hawaii markets reported higher utilization rates, while the New York Harbor market, and to a lesser extent the Atlantic market, saw continued softness and excess capacity, resulting in lower equipment utilization levels and competitive bidding for available movements.  During the 2012 first quarter the coastal operations saw typical seasonal declines in volumes moved with the closure or a significant reduction in demand in Alaska and on the Great Lakes, as well as poor operating efficiency caused by winter weather conditions.   In addition, the 2012 first quarter experienced unseasonably mild weather in the New York and Atlantic markets which impacted demand for distillate products, resulting in lower equipment utilization and rates.

During the 2012 second quarter and first six months, approximately 60% of the marine transportation coastal revenues were under term contracts and 40% were spot contract revenues.  Coastal time charters represented approximately 90% of the revenues under term contracts during the 2012 second quarter and first six months.  Coastal operations term contracts renewed in the 2012 second quarter and first six months were relatively stable compared with contract rate renewals in the 2011 second quarter and first six months, and spot contract rates during the 2012 second quarter and first six months were also relatively stable compared with the 2011 second quarter and first six months.

The marine transportation operating margin for the 2012 second quarter was 21.0% compared with 21.9% for the 2011 second quarter, and 20.7% for the 2012 first six months compared with 21.8% for the 2011 first six months, reflecting the impact of a low single digit operating margin for the coastal operations for the 2012 second quarter and first six months, including the 2012 second quarter severance charge of $499,000 and the 2012 first six months severance charge of $2,920,000 discussed above, partially offset by strong inland tank barge utilization levels and higher term and spot contract pricing.

Diesel Engine Services

For the 2012 second quarter and first six months, 33% and 37%, respectively, of the Company’s revenue was generated by its diesel engine services segment, of which 24% and 34% was generated from manufacturing, 55% and 47% from overhauls and service, and 21% and 19% from direct parts sales, respectively. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based pressure pumping and oilfield services industries. The results include the operations of United, acquired on April 15, 2011.

The Company’s diesel engine services segment’s 2012 second quarter and first six months revenue decreased 1% and increased 75%, respectively, and operating income decreased 14% and increased 60%, respectively, when compared with the second quarter and first six months of 2011. The increase for the 2012 first six months reflected the acquisition of United on April 15, 2011.  During the 2012 second quarter, with the decline in natural gas prices and resulting decline in drilling for natural gas in North American shale formations, the land-based market weakened, resulting in lower equipment orders, including order cancellations or postponements for the manufacturing of fracturing units, as well as a decline in service of land-based diesel engines and sales of engines, transmissions and parts.  Partially offsetting the decline in manufacturing of fracturing units was the demand for fracturing units to be remanufactured.  During the 2012 second quarter and first six months, the marine market strengthened, benefiting from large overhaul projects for major domestic and international customers, as well as higher service work for oil service customers as the Gulf of Mexico oil and gas drilling activity increased during the 2012 first half.  The power generation market benefited from major generator set upgrades and parts sales for both domestic and international customers.  The 2012 second quarter and first six months included a charge to selling, general and administrative expense of $100,000 and $4,300,000, respectively, increasing the fair value of the contingent earnout liability associated with the April 2011 acquisition of United.

The diesel engine services segment’s operating margin for the 2012 second quarter was 8.9% compared with 10.3% for the 2011 second quarter.  For the 2012 first six months, the operating margin was 9.7% compared with 10.6% for the first six months of 2011.  The decline in the operating margin for both periods reflected the 2012 second quarter decline in the manufacturing of fracturing units and softer land-based diesel engines and transmissions sales and service, as well as lower margins on the remanufacturing of fracturing units during the startup phase.  Partially offsetting these declines were higher operating margins earned in the marine and power generations markets as service work increased.  The operating margin for the 2012 first six months reflected the $4,300,000 earnout charge noted above.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2012 first six months, with net cash provided by operating activities of $136,602,000 compared with $117,825,000 of net cash provided by operating activities for the 2011 first six months. The 16% increase was primarily from higher net earnings attributable to Kirby, higher depreciation and amortization and a higher deferred tax provision in the 2012 first six months versus the 2011 first six months, partially offset by a $36,902,000 greater net decrease in cash flows from changes in operating assets and liabilities.  In addition, during the 2012 and 2011 first six months, the Company generated cash of $1,250,000 and $349,000, respectively, from the exercise of stock options and $6,651,000 and $2,180,000, respectively, from proceeds from the disposition of assets.

For the 2012 first six months, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures totaling $153,846,000, including $69,583,000 for new inland tank barge and towboat construction, $32,323,000 for progress payments on the construction of two offshore dry-bulk barge and tugboat units scheduled for completion in the 2012 fourth quarter, and $51,940,000 primarily for upgrading the existing marine transportation inland and coastal fleets and diesel engine services facilities.  The Company’s debt-to-capitalization ratio decreased to 33.9% at June 30, 2012 from 35.5% at December 31, 2011, primarily due to the increase in total equity from net earnings attributable to Kirby for the 2012 first six months of $98,495,000, exercise of stock options, the amortization of unearned equity compensation and a reduction of $2,473,000 of debt outstanding.  As of June 30, 2012, the Company had $105,000,000 outstanding under its revolving credit facility and $494,000,000 outstanding under its term loan, of which $52,000,000 was classified as current portion of long-term debt, and $200,000,000 outstanding under its senior notes, of which $59,625,000 was classified as current portion of long-term debt.

The Company projects that capital expenditures for 2012 will be in the $290,000,000 to $300,000,000 range, including approximately $130,000,000 for the construction of 58 inland tank barges and five inland towboats and approximately $70,000,000 in progress payments on the construction of two offshore dry-bulk barge and tugboat units for delivery in the 2012 fourth quarter with an estimated total cost of $52,000,000 for each unit.  During the 2012 first six months, the Company's inland operation took delivery of 28 new inland tank barges, increasing capacity by approximately 650,000 barrels, and retired 27 inland tank barges and returned three chartered inland tank barges, reducing its capacity by approximately 490,000 barrels.  The Company's inland operation also took delivery of two inland towboats during the 2012 first six months.

Based on current commitments, steel prices and projected delivery schedules, the Company’s 2013 new construction capital expenditures will consist of 53 inland tank barges with a total capacity of approximately 1,100,000 barrels and three inland towboats for delivery throughout 2013.  The cost is approximately $130,000,000, the majority of which will be expended in 2013.

Outlook

Petrochemical and black oil products inland tank barge utilization levels remained strong during the 2012 first six months in the 90% to 95% range. While the United States economy remains sluggish, with consistently high unemployment levels and weak consumer confidence, the United States petrochemical industry continues to see strong production levels for both domestic consumption and exports. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production improved during 2011 and has remained strong during the 2012 first half, thereby producing increased marine transportation volumes for basic petrochemicals to both domestic consumers and terminals for foreign destinations. The black oil products market also continued to improve during 2011 and the 2012 first half, primarily due to a continued stable United States refinery utilization level aided by the export of diesel fuel and heavy fuel oil, and demand for the transportation of crude oil from shale formations in South Texas, as well as the movement of Canadian crude oil from the Midwest to the Gulf Coast. The coastal tank barge trade moving primarily refined products is more reflective of the weaker United States economy with volumes well below the peak reached in 2007.

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

During 2009 and 2010, the marine transportation segment was negatively impacted by excess industry inland tank barge capacity. At the end of 2011, the Company estimated there were approximately 3,100 inland tank barges in the industry fleet, of which approximately 500 were over 35 years old and approximately 300 of those over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges that will enter the fleet. During 2011, with the improved demand for inland petrochemical and black oil products tank barges and federal tax incentives on new equipment, the Company estimates that approximately 265 inland tank barges were ordered industry-wide for delivery throughout 2012. Many older tank barges will be retired, dependent on 2012 petrochemical and refinery production levels, crude oil movements and industry-wide tank barge utilization levels.

During 2011 and the first six months of 2012, the marine transportation segment was negatively impacted by excess industry coastal tank barge capacity.  At the end of 2011, the Company estimated there were approximately 275 tank barges operating in the 185,000 barrel or less coastal industry fleet.  The Company estimates that approximately 8% of the approximate 275 coastal tank barges are single hull and will be removed from service between 2012 and the mandatory retirement date for single hull tank barges of December 31, 2014. The Company presently operates three single hull tank barges in the coastal trade, less than 1% of its barrel capacity.

In the diesel engine services segment, with the recent increase in drilling rigs operating in the Gulf of Mexico during late 2011 and the first six months of 2012, service activity levels have reflected a modest improvement and should continue to improve as drilling activity increases.   The land-based diesel engine services market consists of manufacturing and remanufacturing of oilfield service equipment, including hydraulic fracturing units, and servicing their components, which include high-speed diesel engines, transmissions and pumps, many of the same components used by marine customers.  As of December 31, 2011, an estimated 14 million horsepower was employed in the North American hydraulic fracturing business. With the current low price of natural gas, the exploration of United States natural gas shale formations has declined.  However, with the current high price of crude oil, the exploration of United States crude oil shale formations has remained very positive.  As a result, the United States exploration market is seeing a natural rotation away from natural gas and an expansion of crude oil exploration.  As this rotation occurs, there has been a pause in new oil service equipment orders as the exploration market assesses its equipment requirements.  This pause is providing an opportunity to free up capacity for remanufacturing and services to existing hydraulic fracturing horsepower.

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

 Results of Operations

The Company reported 2012 second quarter net earnings attributable to Kirby of $47,551,000, or $.85 per share, on revenues of $511,848,000, compared with 2011 second quarter net earnings attributable to Kirby of $41,692,000, or $.77 per share, on revenues of $437,331,000.  Net earnings attributable to Kirby for the 2012 first six months were $98,495,000, or $1.76 per share, on revenues of $1,078,783,000 compared with $74,122,000, or $1.38 per share, on revenues of $736,690,000.  The 2012 second quarter and first six months results included a charge of $100,000 before taxes and $4,300,000 before taxes, respectively, or $.05 per share, associated with increasing the fair value of the United contingent earnout liability.  The 2012 second quarter and first six months also included a $499,000 before taxes, or $.01 per share, and $2,920,000 before taxes, or $.03 per share, respectively, severance charge associated with the integration of Kirby Offshore Marine’s administrative functions into the Company.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2012 second quarter compared with the second quarter of 2011, the first six months of 2012 compared with the first six months of 2011 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2012	%	2011	%	2012	%	2011	%
Marine transportation	$342,195	67%	$266,612	61%	$678,152	63%	$508,289	69%
Diesel engine services	169,653	33	170,719	39	400,631	37	228,401	31
	$511,848	100%	$437,331	100%	$1,078,783	100%	$736,690	100%

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemical, black oil products, refined petroleum products and agricultural chemicals by tank barge. As of June 30, 2012, the Company operated 818 inland tank barges, with a total capacity of 16.4 million barrels, compared with 837 inland tank barges at June 30, 2011, with a total capacity of 16.4 million barrels. The Company operated an average of 239 inland towboats during the 2012 second quarter compared with 247 during the 2011 second quarter. The Company’s coastal fleet as of June 30, 2012 consisted of 57 tank barges, three of which are single hull, with 3.9 million barrels of capacity, and 64 tugboats. The Company owns four offshore dry-bulk barge and tugboats engaged in the coastal transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey, which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2012 compared with the three months and six months ended June 30, 2011 (dollars in thousands):
	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Marine transportation revenues	$342,195	$266,612	28%	$678,152	$508,289	33%
Costs and expenses:
Costs of sales and operating expenses	210,466	161,814	30	413,873	304,440	36
Selling, general and administrative	24,886	19,295	29	53,405	38,804	38
Taxes, other than on income	3,433	3,296	4	6,885	6,566	5
Depreciation and amortization	31,680	23,846	33	63,769	47,420	34
	270,465	208,251	30	537,932	397,230	35
Operating income	$71,730	$58,361	23%	$140,220	$111,059	26%
Operating margins	21.0%	21.9%		20.7%	21.8%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the 2012 second quarter and first six months, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2012 Second Quarter Revenue Distribution	2012 Six Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	51%	52%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Refined Petroleum Products	26%	25%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Black Oil Products	19%	19%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Agricultural Chemicals	4%	4%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2012 second quarter and first six months increased 28% and 33%, respectively, when compared with the 2011 second quarter and first six months, reflecting the expansion into the coastal transportation business with the acquisition of K-Sea on July 1, 2011. The coastal tank barge fleet contributed approximately 20% of 2012 second quarter and first six months marine transportation revenues. The increase also reflected strong United States petrochemical production levels and stable refinery production levels, resulting in equipment utilization levels in the low-to-mid 90% range for the inland petrochemical and black oil products fleets, as well as favorable term and spot contract pricing. In addition, average diesel fuel prices for the 2012 second quarter and first six months increased 3% and 10%, respectively, compared with the 2011 second quarter and first six months, positively impacting marine transportation revenues since fuel price increases are covered by fuel escalation and de-escalation clauses in the Company’s term contracts, or the customer pays for the fuel.

The petrochemical market, the Company’s largest market, contributed 51% and 52% of the marine transportation revenues for the 2012 second quarter and first six months, respectively, reflecting continued strong business levels.  Low priced natural gas, a basic feedstock for the United States petrochemical industry, provided the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production remained strong during the 2012 second quarter and first six months, producing stable marine transportation volumes for the movement of basic petrochemicals for both domestic consumers and terminals for foreign destinations.  During the 2012 second quarter, temporarily lower volumes from one major petrochemical customer due to scheduled and unscheduled maintenance at multiple facilities, as well as low water levels on the Mississippi River System which led to light loading of tank barges and resulting lower revenues, did negatively impact the second quarter.

The refined petroleum products market, which contributed 26% and 25% of marine transportation revenues for the 2012 second quarter and first six months, respectively, reflected higher demand for the movements of products in the inland market, benefiting from additional volumes from major customers.  The coastal operations, which primarily transports refined petroleum products, saw overall equipment utilization rates in the 75% range for the 2012 second quarter and first six months.  The Pacific, Alaska and Hawaii markets experienced higher seasonal second quarter utilization rates; however, the New York Harbor market, and to a lesser extent the Atlantic market, saw lower equipment utilization levels and corresponding competitive bidding for available movements.

The black oil products market, which contributed 19% of 2012 second quarter and first six months marine transportation revenues, also saw strong demand driven by steady refinery production levels, the export of heavy fuel oil, demand for crude oil transportation from the Eagle Ford shale formations in South Texas and for the movement of Canadian crude oil downriver from the Midwest to the Gulf Coast.

The agricultural chemical market, which contributed 4% of 2012 second quarter and first six months marine transportation revenues, saw the traditional spring fill start early in the first quarter and continue through April and May with the movement of both domestically produced and imported product, driven by warmer than normal Midwest and Gulf Coast weather, low fertilizer inventories and high corn prices.

For the second quarter of 2012, the inland operations of the marine transportation segment incurred 1,164 delay days, 41% less than the 1,964 delay days that occurred during the 2011 second quarter. For the first six months of 2012, 3,635 delay days occurred, 8% less than the 3,945 delay days that occurred in the 2011 first six months.  Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors. While low water conditions on the Mississippi River System in mid-May and throughout June created delays during the 2012 second quarter, the 2011 second quarter experienced record high water and flooding throughout the Mississippi River System and a portion of the Gulf Intracoastal Waterway near Morgan City.  For the 2012 first quarter, weather and water conditions in the Midwest were better compared with the first quarter of 2011, but fog and high winds along the Gulf Coast during the 2012 first quarter created delay days in excess of the 2011 first quarter.  Lock repairs on the Gulf Intracoastal Waterway and the Ohio River during the 2012 first and second quarters also created delays.

 During the 2012 and 2011 second quarters and first six months, approximately 75% of the marine transportation’s inland operations revenues were under term contracts and 25% were spot contract revenues. Inland operation time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 56% of the revenues under term contracts during the 2012 and 2011 second quarters. The 75% term contract and 25% spot contract mix provides the marine transportation’s inland operations with a predictable revenue stream.

During the 2012 second quarter and first six months, approximately 60% of the coastal operations marine transportation revenues were under term contracts and 40% were spot contract revenues. Coastal time charters represented approximately 90% of the revenues under term contracts during 2012 second quarter and first six months.

Inland operations term contract rates renewed in the 2012 first and second quarters increased in the 4% to 6% average range compared with term contract rate renewals in the first and second quarters of 2011. Spot contract rates in the 2012 first and second quarters, which include the cost of fuel, increased modestly compared with the corresponding prior quarter.  Effective January 1, 2012, annual escalators for labor and the producer price index on a number of inland operation multi-year contracts resulted in rate increases on those contracts in the 2% range, excluding fuel.

For the coastal operations, rates on term contracts renewed in the 2012 first and second quarters were relatively stable compared with contract rate renewals in the 2011 first and second quarters and spot contract rates during the 2012 first and second quarters were also stable compared with the corresponding prior quarter.

Marine Transportation Costs and Expenses

Costs and expenses for the 2012 second quarter and first six months increased 30% and 35%, respectively, compared with the 2011 second quarter and first six months, primarily reflecting the K-Sea acquisition effective July 1, 2011, as well as higher costs and expenses associated with increased marine transportation demand and higher diesel fuel prices.

Costs of sales and operating expenses for the 2012 second quarter and first six months increased 30% and 36%, respectively, compared with the second quarter and first six months of 2011, primarily reflecting the K-Sea acquisition, as well as higher costs and expenses due to improved inland operations demand and higher diesel fuel costs as noted below.  During the 2012 first quarter, Gulf Coast winter winds, fog conditions and lock delays created more delay days as noted above, and the 2012 second quarter low water conditions on the Mississippi River increased operating expenses.

The inland operations of the marine transportation segment operated an average of 239 towboats during the 2012 second quarter, of which an average of 57 were chartered, compared with 247 during the 2011 second quarter, of which an average of 64 were chartered.  During the 2012 first six months, the inland operations operated an average of 240 towboats of which an average of 58 were chartered, compared with 239 towboats operated during the 2011 first six months, of which an average of 63 were chartered.  The decrease in the number of towboats operated during the 2012 second quarter was a reflection of additional towboats chartered during the 2011 second quarter due to high water and flooding throughout the Mississippi River System and a portion of the Gulf Intracoastal Waterway near Morgan City.  As demand increases or decreases, or as weather or water conditions dictate, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2012 second quarter, the inland operations of the marine transportation segment consumed 10.8 million gallons of diesel fuel compared with 11.5 million gallons consumed during the 2011 second quarter. The average price per gallon of diesel fuel consumed during the 2012 second quarter was $3.35, an increase of 3% compared with $3.25 per gallon for the 2011 second quarter.  For the 2012 first six months, the inland operations of the marine transportation segment consumed 21.7 million gallons of diesel fuel compared with 22.4 million consumed during the 2011 first six months.  The average price per gallon of diesel fuel consumed during the 2012 first six months was $3.26, an increase of 10% compared with $2.96 per gallon for the 2011 first six months. The fuel escalation and de-escalation clauses are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2012 second quarter and first six months increased 29% and 38%, respectively, compared with the 2011 second quarter and first six months, reflecting the acquisition of Kirby Offshore Marine and a $2,421,000 first quarter and $499,000 second quarter severance charge associated with the integration of Kirby Offshore Marine’s administrative functions into the Company.

Depreciation and amortization for the 2012 second quarter and first six months increased 33% and 34%, respectively, compared with the 2011 second quarter and first six months. The increases were primarily attributable to increased capital expenditures, including new inland tank barges and towboats, and the acquisitions of Kirby Offshore Marine and Seaboats.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2012 second quarter and first six months increased 23% and 26%, respectively, compared with the 2011 second quarter and first six months.  The operating margin was 21.0% for the 2012 second quarter compared with 21.9% for the 2011 second quarter.  The operating margin for the 2012 first six months was 20.7% compared with 21.8% for the 2011 first six months. The higher operating income was primarily a reflection of higher inland tank barge utilization and higher inland term and spot contract rates negotiated throughout the 2011 second half and the 2012 first six months, and the operating income from Kirby Offshore Marine, acquired in July 2011.  The lower 2012 second quarter and first six months operating margin was mainly attributable to a low single digit operating margin for Kirby Offshore Marine, including the severance charges discussed above, partially offset by strong inland tank barge utilization levels and higher term and spot contract pricing.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2012 compared with the three months and six months ended June 30, 2011 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Diesel engine services revenues	$169,653	$170,719	(1)%	$400,631	$228,401	75%

Costs and expenses:
Costs of sales and operating expenses	135,450	133,095	2	316,402	175,968	80
Selling, general and administrative	15,860	15,967	(1)	38,254	23,030	66
Taxes, other than on income	462	415	11	912	634	44
Depreciation and amortization	2,763	3,631	(24)	6,391	4,552	40
	154,535	153,108	1	361,959	204,184	77
Operating income	$15,118	$17,611	(14)%	$38,672	$24,217	60%
Operating margins	8.9%	10.3%		9.7%	10.6%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company’s diesel engine services segment, the revenue distribution for the 2012 second quarter and first six months and the customers for each market:

Markets Serviced	2012 Second Quarter Revenue Distribution	2012 Six Months Revenue Distribution	Customers
Land-Based	71%	73%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, Compression, On-Highway Transportation

Marine	22%	21%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers

Power Generation	7%	6%	Standby Power Generation, Pumping Stations

Diesel engine services revenues for the 2012 second quarter decreased 1% compared with the 2011 second quarter, while revenues for the first six months of 2012 increased 75% compared with the 2011 first six months.  The 2012 second quarter and first six months reflected the results of United, acquired on April 15, 2011.  The 1% decrease for the second quarter reflected lower equipment orders, including order cancellations or postponements for the manufacturing of fracturing units, as well as a decline in service of land-based diesel engines and sales of engines, transmissions and parts, primarily associated with the current low price of natural gas and resulting decline in drilling for natural gas in North American shale formations.  Partially offsetting the decline in manufacturing was the demand for fracturing units to be remanufactured and higher revenues from the marine market.  The 75% increase for the 2012 first six months, primarily reflected the United acquisition on April 15, 2011. The land-based market for the 2012 first quarter benefited from the manufacture of oil service equipment during the 2012 first quarter and the increase in the remanufacture of hydraulic fracturing equipment, as well as favorable sales and service of transmissions and diesel engines.  The increase in revenues and operating income for the 2012 second quarter and first six months reflected a stronger marine market, benefiting from large overhaul projects for major domestic and international customers, as well as higher service work for oil service customers as the Gulf of Mexico oil and gas drilling activity increased during the 2012 periods.  The power generation market benefited from major generator set upgrades and parts sales for both domestic and international customers.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2012 second quarter increased 1% compared with the 2011 second quarter and 77% for the first six months of 2012 compared with the 2011 first six months. The change in each cost and expense category for the 2012 second quarter compared with 2011 second quarter was minimal. The increase in each cost and expense category for the first six months of 2012 compared with the 2011 first six months was primarily attributable to the United acquisition. In addition, the increase in costs of sales and operating expenses reflected the improved inland marine market and Gulf Coast oil services market.   The 2012 second quarter and first six months included a charge to selling, general and administrative expense of $100,000 and $4,300,000, respectively, increasing the fair value of the contingent earnout liability associated with the April 2011 acquisition of United.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2012 second quarter decreased 14% compared with the 2011 second quarter.  For the 2012 first six months, operating income for the diesel engine services segment increased 60% compared with the 2011 first six months.  The 14% decrease for the 2012 second quarter primarily reflected the significant reduction in the number of fracturing units manufactured by United, partially offset by higher operating results from the marine and power generation markets.  The 60% increase for the 2012 first six months primarily reflected the operating income from United, acquired on April 15, 2011.  The operating margin for the 2012 second quarter was 8.9% compared with 10.3% for the 2011 second quarter and 9.7% for the 2012 first six months compared with 10.6% for the 2011 first six months.  The lower operating margins for both periods reflected the weaker land-based oil services market, partially offset by higher operating margins for the marine and power generation markets.

 General Corporate Expenses

General corporate expenses for the 2012 second quarter were $3,219,000, a 29% decrease compared with $4,533,000 for the second quarter of 2011. For the first six months of 2012, general corporate expenses were $6,175,000, a 24% decrease compared with $8,128,000 for the first six months of 2011.  The 2011 second quarter and first six months included legal and professional fees and other costs associated with the 2011 acquisitions discussed above, including expenditures for the K-Sea acquisition completed on July 1, 2011.

Loss/Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $69,000 for the 2012 second quarter compared with $40,000 for the 2011 second quarter.  For the 2012 first six months, the Company reported a net gain on disposition of assets of $41,000 compared with a net loss on disposition of assets of $26,000 for the first six months of 2011.  The net gains and loss were predominantly from the sale of retired marine equipment.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months and six months ended June 30, 2012 compared with the three months and six months ended June 30, 2011 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Other income	$30	$78	(62)%	179	$129	39%
Noncontrolling interests	$(884)	$(537)	65%	$(1,819)	$(1,007)	81%
Interest expense	$(5,901)	$(3,278)	80%	$(11,741)	$(6,111)	92%

Noncontrolling Interests

Noncontrolling interests for the 2012 second quarter and first six months increased 65% and 81%, respectively, compared with the 2011 second quarter and first six months, primarily the result of the purchase in February 2011 of a 51% interest in Kinder Morgan’s shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel and the increase in the demand for the facility since the date of acquisition. Kinder Morgan retained the remaining 49% interest.

Interest Expense

Interest expense for the 2012 second quarter and first six months increased 80% and 92%, respectively, compared with the 2011 second quarter and first six months, primarily the result of borrowings under the revolving credit facility to finance the United acquisition and the $540,000,000 term loan to finance the acquisition of Kirby Offshore Marine.  During the 2012 and 2011 second quarters, the average debt and average interest rate, including the effect of interest rate swaps, were $778,108,000 and 3.1%, and $290,708,000 and 4.5%, respectively.  For the first six months of 2012 and 2011, the average debt and average interest rate, including the effect of interest rate swaps, were $776,301,000 and 3.0%, and $245,418,000 and 5.0%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of June 30, 2012 were $3,066,285,000 compared with $2,960,411,000 as of December 31, 2011. The following table sets forth the significant components of the balance sheet as of June 30, 2012 compared with December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011	% Change
Assets:
Current assets	$554,545	$529,329	5%
Property and equipment, net	1,903,278	1,822,173	4
Goodwill, net	483,894	483,468	—
Other assets	124,568	125,441	(1)
	$3,066,285	$2,960,411	4%
Liabilities and stockholders’ equity:
Current liabilities	$393,329	$358,800	10%
Long-term debt – less current portion	687,905	763,000	(10)
Deferred income taxes	330,012	292,355	13
Other long-term liabilities	93,809	92,098	2
Total equity	1,561,230	1,454,158	7
	$3,066,285	$2,960,411	4%

Current assets as of June 30, 2012 increased 5% compared with December 31, 2011.  Cash and cash equivalents decreased 64%.  Inventory increased 31%, primarily reflecting the decrease in land-based diesel engine services activity levels during the 2012 first half, as well as the purchase of engines and transmissions to be sold to specific customers in the 2012 second half and in early 2013.  Other accounts receivable declined 13%, primarily due to a reduction of a receivable for federal income taxes overpaid in the 2011 fourth quarter.

Property and equipment, net of accumulated depreciation, at June 30, 2012 increased 4% compared with December 31, 2011. The increase reflected $153,846,000 of capital expenditures for the 2012 first six months, more fully described under Capital Expenditures below, less $67,134,000 of depreciation expense for the first six months of 2012 and $5,970,000 of property disposals during the 2012 first six months.

Current liabilities as of June 30, 2012 increased 10% compared with December 31, 2011. The current portion of long-term debt at June 30, 2012 reflected the reclassification of $59,625,000 of the $200,000,000 of Senior Notes as current, reflecting the amount in excess of availability under the revolving credit facility.  The current portion of long term debt at June 30, 2012 also included an increase in the current portion of the term loan by $13,000,000.  Accounts payable decreased 12%, primarily from the decrease in business activity levels in the land-based diesel engine services market.  Accrued liabilities decreased 8%, primarily from the payments during the 2012 first six months of employee incentive compensation accrued during 2011.  Deferred revenues decreased 25%, primarily reflecting reduced deposits received for construction of new oilfield equipment in the land-based diesel engine services market.

Long-term debt, less current portion, as of June 30, 2012 decreased 10% compared with December 31, 2011, reflecting payments on the revolving credit facility and term loan during the 2012 first six months and the reclassification of $59,625,000 of the $200,000,000 of Senior Notes to current portion of long-term debt.

Deferred income taxes as of June 30, 2012 increased 13% compared with December 31, 2011. The increase was primarily due to the 2012 first six months deferred tax provision of $33,774,000. The deferred tax provision was primarily due to bonus tax depreciation on qualifying expenditures due to the Tax Relief Act that provides 50% bonus tax depreciation for capital investments placed in service through December 31, 2012.

Other long-term liabilities as of June 30, 2012 increased 2% compared with December 31, 2011.  The increase was primarily due to pension plan accruals and an increase in the fair value of the United contingent earnout liability, partially offset by the reclassification of $9,202,000 of the long-term portion of the value of derivatives to short-term due to their February 2013 maturity.  As of June 30, 2012, the Company had recorded a contingent earnout liability of $26,900,000.

Total equity as of June 30, 2012 increased 7% compared with December 31, 2011. The increase was primarily the result of $98,495,000 of net earnings attributable to Kirby for the first six months of 2012 and a $2,668,000 increase in accumulated OCI. The increase in accumulated OCI primarily resulted from the net change in fair value of interest rate swap agreements, net of taxes, more fully described under Fair Value of Derivative Instruments below.

Long-Term Financing

The Company has a credit agreement (“Term Loan”) with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of July 1, 2016. The Term Loan was funded on July 1, 2011 to provide financing for the acquisition of Kirby Offshore Marine. The Term Loan provided for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on LIBOR or an Alternate Base Rate calculated with reference to the agent bank’s prime rate, among other factors. The interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. The Term Loan contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. As of June 30, 2012, the Company was in compliance with all Term Loan covenants and had $494,000,000 outstanding under the Term Loan, $52,000,000 of which was classified as current portion of long-term debt.

The Company has a $250,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The Revolving Credit Facility allows for an increase in the commitments of the banks from $250,000,000 up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The commitment fee is currently 0.3%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of June 30, 2012, the Company was in compliance with all Revolving Credit Facility covenants and had $105,000,000 outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $4,625,000 as of June 30, 2012.

The Company has $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. The Company was in compliance with all Senior Notes covenants at June 30, 2012.   As of June 30, 2012, $59,625,000 of the Senior Notes were classified as current portion of long-term debt and $140,375,000 was classified as long-term debt as the Company has the ability and the intent to refinance a portion of the Senior Notes on a long-term basis through the Revolving Credit Facility.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2013. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had $530,000 of borrowings outstanding under the Credit Line as of June 30, 2012. Outstanding letters of credit under the Credit Line were $4,324,000 as of June 30, 2012.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the LIBOR to quarterly fixed rate payments. As of June 30, 2012, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of June 30, 2012, the Company had forward contracts with notional amounts aggregating $3,096,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the third quarter of 2012 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at June 30, 2012 and December 31, 2011 (in thousands):

Liability Derivatives	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Other accrued liabilities	$118	$363
Foreign currency contracts	Other long-term liabilities	19	32
Interest rate contracts	Other accrued liabilities	5,579	─
Interest rate contracts	Other long-term liabilities	─	9,202

Total derivatives designated as hedging instruments under ASC 815		$5,716	$9,597
Total liability derivatives		$5,716	$9,597

Fair value amounts were derived as of June 30, 2012 and December 31, 2011 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 5, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and six months ended June 30, 2012 and 2011 (in thousands)

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in OCI on		Reclassified from
		Derivatives (Effective		Accumulated OCI into
		Portion)		Income (Effective Portion)
	Location of Gain (Loss) Reclassified from	Three months ended		Three months ended
Derivatives in ASC 815 Cash	Accumulated OCI into Income	June 30,		June 30,
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2012	2011
Interest rate contracts	Interest expense	$2,030	$694	$(2,056)	$(2,152)

Foreign exchange contracts	Cost and sales of operating expenses	172	309	─	(43)
Total		$2,202	$1,003	$(2,056)	$(2,195)

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in OCI on		Reclassified from
		Derivatives (Effective		Accumulated OCI into
		Portion)		Income (Effective Portion)
	Location of Gain (Loss) Reclassified from	Six months ended		Six months ended
Derivatives in ASC 815 Cash	Accumulated OCI into Income	June 30,		June 30,
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2012	2011
Interest rate contracts	Interest expense	$3,623	$2,655	$(4,100)	$(4,277)

Foreign exchange contracts	Cost and sales of operating expenses	249	(551)	(2)	(43)
Total		$3,872	$2,104	$(4,102)	$(4,320)

The Company anticipates $3,626,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $69,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

Capital Expenditures

Capital expenditures for the 2012 first six months were $153,846,000, of which $69,583,000 was for construction of new inland tank barges and towboats, $32,323,000 for progress payments on the construction of two offshore dry-bulk barge and tugboat units scheduled for completion in the fourth quarter of 2012, and $51,940,000 was primarily for upgrading of the existing inland and coastal marine transportation equipment and diesel engine services facilities. Capital expenditures for the 2011 first six months were $97,973,000, of which $55,664,000 was for construction of new tank barges and towboats, $4,566,000 for progress payments on the construction of the two offshore dry-bulk barge and tugboat units, and $37,743,000 was primarily for upgrading of the existing marine transportation fleet. Financing of the construction of the inland tank barges and towboats and dry-bulk barges and tugboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2012 first six months, the Company's inland operation took delivery of 28 new inland tank barges and transferred in one tank barge from the costal operation, increasing capacity by approximately 670,000 barrels, and retired 27 inland tank barges and returned three charter inland tank barges, reducing capacity by approximately 490,000 barrels.  The Company's inland operation also took delivery of two inland towboats.

The Company projects that capital expenditures for 2012 will be in the range of $290,000,000 to $300,000,000.  Based on current commitments, steel prices and projected delivery schedules, the Company’s 2012 new construction capital expenditures of approximately $130,000,000 will consist of 58 new inland tank barges with a total capacity of 1,100,000 barrels, five inland towboats, and approximately $70,000,000 in progress payments on the construction of two offshore dry-bulk barge and tugboat units for delivery in the 2012 fourth quarter with an estimated total cost of $52,000,000 for each unit. The balance of approximately $90,000,000 to $100,000,000 is primarily capital upgrades and improvements to existing marine equipment fleets and diesel engine services facilities.

Based on current commitments, steel prices and projected delivery schedules, the Company’s 2013 new construction capital expenditures will consist of 53 inland tank barges with a total capacity of approximately 1,100,000 barrels and three inland towboats for delivery throughout 2013.  The cost is approximately $130,000,000, the majority of which will be expended in 2013.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2012 first six months. As of August 3, 2012, the Company had 1,685,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $136,602,000 during the six months ended June 30, 2012 compared with $117,825,000 generated during the six months ended June 30, 2011. The 2012 first half experienced a net decrease in cash flows from changes in operating assets and liabilities of $75,773,000 compared with a net decrease in the 2011 first six months of $38,871,000, primarily due to a decrease in accounts payable during 2012 due to lower business activity levels at United and the timing of payments for inventory received at United which was acquired in April 2011, compared to an increase in accounts payable during 2011 due to increased business activity levels at United.  In addition, inventory at United increased a larger amount during 2012 when compared to the increase in the 2011.  These were partially offset by a smaller increase in accounts receivables in 2012 versus 2011 due to reduced business activity levels at United.

Funds generated are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of August 3, 2012, $165,390,000 under its Revolving Credit Facility and $1,245,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $250,000,000 and expires November 9, 2015. As of June 30, 2012, the Company had $140,375,000 available under the Revolving Credit Facility. The Revolving Credit Facility also allows for an increase in the commitments from the banks from the current $250,000,000 level up to a maximum of $325,000,000, subject to the consent of each bank that elects to participate in the increased commitment. Based on current economic conditions and credit market volatility, there is no guarantee that the participating banks would elect to increase the commitment, and if they did, the terms may be less favorable than the current Revolving Credit Facility. The Senior Notes do not mature until February 2013 and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. While the Company has no current plans to access the private placement bond market, should the Company decide to do so in the near term, the terms, size and cost of a new debt issue could be less favorable than our current debt agreements.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $36,215,000 at June 30, 2012, including $10,177,000 in letters of credit and $26,038,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the LIBOR to quarterly fixed rate payments. As of June 30, 2012, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of June 30, 2012, the Company had forward contracts with notional amounts aggregating $3,096,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. These contracts expire on various dates beginning in the third quarter of 2012 and ending in the first quarter of 2014. These forward contracts are designated as cash flow hedges, therefore, the changes in fair value, to the extent the forward contracts are effective, are recognized in OCI until the forward contracts expire and are recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at June 30, 2012 and December 31, 2011 (in thousands):

Liability Derivatives	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Other accrued liabilities	$118	$363
Foreign currency contracts	Other long-term liabilities	19	32
Interest rate contracts	Other accrued liabilities	5,579	─
Interest rate contracts	Other long-term liabilities	─	9,202

Total derivatives designated as hedging instruments under ASC 815		$5,716	$9,597
Total liability derivatives		$5,716	$9,597

Fair value amounts were derived as of June 30, 2012 and December 31, 2011 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 5, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and six months ended June 30, 2012 and 2011 (in thousands):

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in OCI on		Reclassified from
		Derivatives (Effective		Accumulated OCI into
		Portion)		Income (Effective Portion)
	Location of Gain (Loss) Reclassified from	Three months ended		Three months ended
Derivatives in ASC 815 Cash	Accumulated OCI into Income	June 30,		June 30,
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2012	2011
Interest rate contracts	Interest expense	$2,030	$694	$(2,056)	$(2,152)

Foreign exchange contracts	Cost and sales of operating expenses	172	309	─	(43)
Total		$2,202	$1,003	$(2,056)	$(2,195)

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in OCI on		Reclassified from
		Derivatives (Effective		Accumulated OCI into
		Portion)		Income (Effective Portion)
	Location of Gain (Loss) Reclassified from	Six months ended		Six months ended
Derivatives in ASC 815 Cash	Accumulated OCI into Income	June 30,		June 30,
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2012	2011
Interest rate contracts	Interest expense	$3,623	$2,655	$(4,100)	$(4,277)

Foreign exchange contracts	Cost and sales of operating expenses	249	(551)	(2)	(43)
Total		$3,872	$2,104	$(4,102)	$(4,320)

The Company anticipates $3,626,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects $69,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2012, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Dated: August 6, 2012