Form 10-Q
period 2012-09-30
KIRBY CORP
filed 2012-11-05
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on November 2, 2012 was 55,904,000.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2012	December 31, 2011
	($ in thousands)
Current assets:
Cash and cash equivalents	$5,143	$16,249
Accounts receivable:
Trade – less allowance for doubtful accounts	299,435	303,087
Other	34,966	32,060
Inventories – net	166,605	130,130
Prepaid expenses and other current assets	35,084	33,617
Deferred income taxes	13,800	14,186

Total current assets	555,033	529,329

Property and equipment	2,837,790	2,618,268
Less accumulated depreciation	(873,939)	(796,095)

Property and equipment – net	1,963,851	1,822,173

Goodwill – net	486,153	483,468
Other assets	120,575	125,441
Total assets	$3,125,612	$2,960,411

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2012	December 31, 2011
Current liabilities:	($ in thousands)
Current portion of long-term debt	$58,500	$39,005
Income taxes payable	5,991	4,124
Accounts payable	131,772	158,855
Accrued liabilities	110,648	117,262
Deferred revenues	20,752	39,554

Total current liabilities	327,663	358,800

Long-term debt – less current portion	723,470	763,000
Deferred income taxes	357,351	292,355
Other long-term liabilities	96,417	92,098

Total long-term liabilities	1,177,238	1,147,453

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,276,000 shares	5,928	5,928
Additional paid-in capital	364,610	357,294
Accumulated other comprehensive income – net	(51,386)	(56,176)
Retained earnings	1,381,191	1,229,641
Treasury stock – at cost, 3,372,000 at September 30, 2012 and 3,532,000 at December 31, 2011	(91,667)	(94,162)
Total Kirby stockholders’ equity	1,608,676	1,442,525
Noncontrolling interests	12,035	11,633
Total equity	1,620,711	1,454,158

Total liabilities and equity	$3,125,612	$2,960,411

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$349,771	$351,206	$1,027,923	$859,495
Diesel engine services	171,553	212,376	572,184	440,777
Total revenues	521,324	563,582	1,600,107	1,300,272

Costs and expenses:
Costs of sales and operating expenses	344,990	378,520	1,075,265	858,928
Selling, general and administrative	44,473	52,780	140,772	121,284
Taxes, other than on income	3,455	3,244	11,276	10,468
Depreciation and amortization	35,729	36,827	107,400	90,233
Loss (gain) on disposition of assets	40	(97)	(1)	(71)
Total costs and expenses	428,687	471,274	1,334,712	1,080,842

Operating income	92,637	92,308	265,395	219,430
Other income (expense)	(56)	(6)	123	123
Interest expense	(6,056)	(5,974)	(17,797)	(12,085)

Earnings before taxes on income	86,525	86,328	247,721	207,468
Provision for taxes on income	(32,794)	(32,734)	(93,676)	(78,745)

Net earnings	53,731	53,594	154,045	128,723
Less: Net earnings attributable to noncontrolling interests	(676)	(860)	(2,495)	(1,867)

Net earnings attributable to Kirby	$53,055	$52,734	$151,550	$126,856

Net earnings per share attributable to Kirby common stockholders:
Basic	$.95	$.95	$2.71	$2.33
Diluted	$.95	$.94	$2.70	$2.33

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	($ in thousands)

Net earnings	$53,731	$53,594	$154,045	$128,723
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	1,048	350	769	567
Foreign currency translation adjustments	(257)	(2)	190	(2)
Change in fair value of derivative instruments	1,331	1,851	3,831	3,359
Total comprehensive income (loss), net of taxes	2,122	2,199	4,790	3,924

Total comprehensive income, net of taxes	55,853	55,793	158,835	132,647
Net earnings attributable to noncontrolling interests	(676)	(860)	(2,495)	(1,867)

Comprehensive income attributable to Kirby	$55,177	$54,933	$156,340	$130,780

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2012		2011
	($ in thousands)
Cash flows from operating activities:
Net earnings		$154,045	$128,723
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization		107,400	90,233
Provision for deferred income taxes		59,665	45,383
Amortization of unearned share-based compensation		7,331	7,107
Other		2,784	103
Decrease in cash flows resulting from changes in operating assets and liabilities, net		(84,997)	(56,223)
Net cash provided by operating activities		246,228	215,326

Cash flows from investing activities:
Capital expenditures		(255,887)	(163,210)
Acquisitions of businesses and marine equipment, net of cash acquired		−	(816,767)
Retirement of interest rate swaps assumed in acquisition		−	(14,803)
Proceeds from disposition of assets		15,165	3,967
Other		−	(10)
Net cash used in investing activities		(240,722)	(990,823)

Cash flows from financing activities:
Borrowings on bank credit facilities, net		5,970	83,310
Borrowings on long-term debt		−	531,645
Payments on long-term debt		(26,005)	(26,561)
Proceeds from exercise of stock options		3,173	349
Excess tax benefit from equity compensation plans		2,342	789
Other		(2,092)	(1,270)
Net cash provided by (used in) financing activities		(16,612)	588,262
Decrease in cash and cash equivalents		(11,106)	(187,235)
Cash and cash equivalents, beginning of year		16,249	195,600
Cash and cash equivalents, end of period		$5,143	$8,365

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest		$15,928	$11,324
Income taxes		$29,353	$19,156
Noncash investing activity:
Stock issued in acquisition	$	−	$113,019
Cash acquired in acquisition	$	−	$4,044

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2012 and December 31, 2011, and the results of operations for the three months and nine months ended September 30, 2012 and 2011.

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

On April 15, 2011, the Company purchased United Holdings LLC (“United”), a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and on-highway transportation industries, and manufacturer of oilfield service equipment. The purchase price was $271,192,000 in cash, plus a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. United, headquartered in Oklahoma City, Oklahoma with 21 locations across seven states, distributes and services equipment and parts for Allison Transmission (“Allison”), MTU Detroit Diesel (“MTU”), Daimler Trucks NA (“Daimler”), and other diesel and natural gas engines. United also manufactures oilfield service equipment, including pressure pumping units. United’s principal customers are oilfield service companies, oil and gas operators and producers, compression companies and on-highway transportation companies.

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

The following table sets forth the Company’s pro forma revenues, net earnings attributable to Kirby, basic net earnings per share and fully diluted net earnings per share attributable to Kirby common stockholders (unaudited and in thousands, except per share amounts):

	Nine months ended September 30,
	2012	2011 Pro forma
Revenues	$1,600,107	$1,555,759
Net earnings attributable to Kirby	$151,550	$122,317
Net earnings per share attributable to Kirby common stockholders:
Basic	$2.71	$2.20
Diluted	$2.70	$2.19

(4)	INVENTORIES

The following table presents the details of inventories as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Finished goods	$148,583	$111,931
Work in process	18,022	18,199
	$166,605	$130,130

(5)	FAIR VALUE MEASUREMENTS

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at September 30, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$3,656	$—	$3,656
Contingent earnout liability	—	—	26,500	26,500
	$—	$3,656	$26,500	$30,156

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$9,597	$—	$9,597
Contingent earnout liability	—	—	22,600	22,600
	$—	$9,597	$22,600	$32,197

The fair value of the Company’s derivative instruments is more fully described below in Note 6, Derivative Instruments.

In connection with the acquisition of United on April 15, 2011, United’s former owners are eligible to receive a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. The fair value of the contingent earnout liability recorded at the acquisition date was $16,300,000. The fair value of the earnout is based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments. The increase (decrease) in the fair value of the earnout liability of $(400,000) and $3,900,000 for the three months and nine months ended September 30, 2012, respectively, was charged to selling, general and administrative expense. As of September 30, 2012, the Company had recorded an earnout liability of $26,500,000.

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

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets are adjusted to fair value when there is evidence of impairment. During the nine months ended September 30, 2012, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank revolving credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the London Interbank Offered Rate (“LIBOR”) to quarterly fixed rate payments. As of September 30, 2012, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of September 30, 2012, the Company had a forward contract with a notional amount of $469,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. This contract expires in the first quarter of 2014. This forward contract is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the forward contract is effective, is recognized in OCI until the forward contract expires and is recognized in costs of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at September 30, 2012 and December 31, 2011 (in thousands):

Liability Derivatives	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Other accrued liabilities	$26	$363
Foreign currency contracts	Other long-term liabilities	─	32
Interest rate contracts	Other accrued liabilities	3,630	─
Interest rate contracts	Other long-term liabilities	─	9,202
Total derivatives designated as hedging instruments under ASC 815		$3,656	$9,597
Total liability derivatives		$3,656	$9,597

Fair value amounts were derived as of September 30, 2012 and December 31, 2011 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 5, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and nine months ended September 30, 2012 and 2011 (in thousands):

		Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Location of Gain (Loss) Reclassified from	Three months ended		Three months ended
Derivatives in ASC 815 Cash	Accumulated OCI into Income	September 30,		September 30,
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2012	2011
Interest rate contracts	Interest expense	$1,950	$1,994	$(2,092)	$(2,183)

Foreign exchange contracts	Cost and sales of operating expenses	110	951	21	30

Total		$2,060	$2,945	$(2,071)	$(2,153)

		Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Location of Gain (Loss) Reclassified from	Nine months ended		Nine months ended
Derivatives in ASC 815 Cash	Accumulated OCI into Income	September 30,		September 30,
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2012	2011
Interest rate contracts	Interest expense	$5,573	$4,649	$(6,192)	$(6,460)

Foreign exchange contracts	Cost and sales of operating expenses	359	400	19	(13)

Total		$5,932	$5,049	$(6,173)	$(6,473)

The Company anticipates $2,359,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects none of its net loss on a foreign currency contract included in accumulated OCI will be transferred into earnings over the next year based on the maturity date of the forward contract.

(7)	LONG-TERM DEBT

On August 30, 2012, the Company’s unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, was increased to $325,000,000 from $250,000,000.  The Revolving Credit Facility allowed for the increase in the commitments from the banks subject to the consent of each bank that elected to participate in the increased commitment.  The Revolving Credit Facility was used to finance the Allied Transportation Company (“Allied”) acquisition on November 1, 2012.  The details of the Allied acquisition are described in Note 15, Subsequent Events.

(8)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Compensation cost	$2,842	$2,617	$7,331	$7,107
Income tax benefit	$1,086	$1,002	$2,801	$2,722

The Company has an employee stock award plan for selected officers and other key employees, which provides for the issuance of stock options, restricted stock and performance awards payable in cash or stock. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to January 25, 2010 are five years and vest ratably over three years. Options granted on or after January 25, 2010 have terms of seven years and vest ratably over three years. No performance awards payable in stock have been made under the plan.  At September 30, 2012, 2,909,069 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

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

The following is a summary of the stock option activity under the employee plan described above for the nine months ended September 30, 2012:

	Outstanding Non- Qualified or Nonincentive Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	445,674	$36.81
Granted	99,906	$65.80
Exercised	(39,581)	$48.57
Forfeited	(2,452)	$58.28
Outstanding at September 30, 2012	503,547	$41.54

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at September 30, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price		Aggregate Intrinsic Value
$23.98 - $32.56	226,450	2.7	$27.72		193,115		$26.90
$34.40 - $36.35	24,000	1.7	$34.73		22,666		$34.63
$46.74 - $48.65	153,191	3.6	$47.20		86,137		$47.55
$65.28 - $66.72	99,906	6.4	$65.80		─	$	─
$23.98 - $66.72	503,547	3.7	$41.54	$6,921,000	301,918		$35.38	$6,613,000

The following is a summary of the restricted stock award activity under the employee plan described above for the nine months ended September 30, 2012:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2011	475,632	$36.43
Granted	121,103	$67.85
Vested	(166,266)	$35.49
Forfeited	(10,052)	$59.05
Nonvested balance at September 30, 2012	420,417	$45.32

The Company has a director stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock.  The director plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted to a director when first elected vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At September 30, 2012, 685,535 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified and competent independent directors.

On February 15, 2012, the Board of Directors approved amendments to the director plan, subject to stockholder approval, to increase the number of shares that may be issued under the plan from 1,000,000 shares to 1,500,000 shares.  The amendment was approved by the stockholders at the Annual Meeting of Stockholders held on April 24, 2012.

The following is a summary of the stock option activity under the director plan described above for the nine months ended September 30, 2012:

	Outstanding Non- Qualified or Nonincentive Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	353,625	$39.05
Granted	56,306	$62.48
Exercised	(43,993)	$28.41
Outstanding at September 30, 2012	365,938	$43.94

           The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at September 30, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$12.69 - $17.88	30,000	1.2	$15.81		30,000	$15.81
$20.28 - $29.60	48,000	5.1	$26.10		48,000	$26.10
$35.17 - $36.82	74,036	4.0	$35.86		74,036	$35.86
$41.24 - $62.48	213,902	7.9	$54.68		158,748	$51.97
$12.69 - $62.48	365,938	6.2	$43.94	$4,151,000	310,784	$40.65	$4,548,000

The following is a summary of the restricted stock award activity under the director plan described above for the nine months ended September 30, 2012:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2011	1,748	$58.07
Granted	10,383	$62.99
Vested	(2,438)	$59.46
Nonvested balance at September 30, 2012	9,693	$62.99

The total intrinsic value of all stock options exercised under all of the Company’s plans was $1,985,000 and $1,477,000 for the nine months ended September 30, 2012 and 2011, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $758,000 and $565,000 for the nine months ended September 30, 2012 and 2011, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $11,214,000 and $7,221,000 for the nine months ended September 30, 2012 and 2011, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $4,284,000 and $2,766,000 for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, there was $2,796,000 of unrecognized compensation cost related to nonvested stock options and $15,315,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.2 years and restricted stock over approximately 2.9 years. The total fair value of options vested was $1,339,000 and $1,452,000 during the nine months ended September 30, 2012 and 2011, respectively. The fair value of the restricted stock vested was $11,214,000 and $7,221,000 for the nine months ended September 30, 2012 and 2011, respectively.

The weighted average per share fair value of stock options granted during the nine months ended September 30, 2012 and 2011 was $22.15 and $18.84, respectively. The fair value of the stock options granted during the nine months ended September 30, 2012 and 2011 was $3,461,000 and $3,081,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the nine months ended September 30, 2012 and 2011 were as follows:

	Nine months ended September 30,
	2012	2011
Dividend yield	None	None
Average risk-free interest rate	1.1%	2.4%
Stock price volatility	33%	33%
Estimated option term	Six years or seven years	Six years or seven years

(9)	OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three months ended September 30,
	2012			2011
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount

Pension and postretirement benefits	$1,698	$(650)	$1,048	$568	$(218)	$350
Foreign currency translation adjustments	(257)	—	(257)	(2)	—	(2)
Change in fair value of derivative instruments	2,060	(729)	1,331	2,946	(1,095)	1,851
Total	$3,501	$(1,379)	$2,122	$3,512	$(1,313)	$2,199

	Nine months ended September 30,
	2012			2011
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount

Pension and postretirement benefits	$1,242	$(473)	$769	$915	$(348)	$567
Foreign currency translation adjustments	190	—	190	(2)	—	(2)
Change in fair value of derivative instruments	5,932	(2,101)	3,831	5,228	(1,869)	3,359
Total	$7,364	$(2,574)	$4,790	$6,141	$(2,217)	$3,924

(10)	SEGMENT DATA

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

Diesel Engine Services — Provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, and distributes and services high-speed diesel engines, transmissions, pumps and compression products, and manufactures and remanufactures oilfield service equipment, including  pressure pumping units, for the land-based pressure pumping and oilfield service markets.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and nine months ended September 30, 2012 and 2011 and total assets as of September 30, 2012 and December 31, 2011 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Marine transportation	$349,771	$351,206	$1,027,923	$859,495
Diesel engine services	171,553	212,376	572,184	440,777
	$521,324	$563,582	$1,600,107	$1,300,272
Segment profit (loss):
Marine transportation	$81,695	$78,109	$221,915	$189,168
Diesel engine services	14,603	21,180	53,275	45,397
Other	(9,773)	(12,961)	(27,469)	(27,097)
	$86,525	$86,328	$247,721	$207,468

	September 30, 2012	December 31, 2011
Total assets:
Marine transportation	$2,434,920	$2,307,821
Diesel engine services	641,117	608,886
Other	49,575	43,704
	$3,125,612	$2,960,411

The following table presents the details of “Other” segment loss for the three months and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

General corporate expenses	$(3,621)	$(7,078)	$(9,796)	$(15,206)
Gain (loss) on disposition of assets	(40)	97	1	71
Interest expense	(6,056)	(5,974)	(17,797)	(12,085)
Other income (expense)	(56)	(6)	123	123
	$(9,773)	$(12,961)	$(27,469)	$(27,097)

The following table presents the details of “Other” total assets as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
General corporate assets	$45,642	$40,022
Investment in affiliates	3,933	3,682
	$49,575	$43,704

(11)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Earnings before taxes on income – United States	$86,525	$86,328	$247,721	$207,468
Provision for taxes on income:
Federal:
Current	$3,125	$7,125	$23,221	$24,110
Deferred	25,891	21,643	59,665	45,383
State and local	3,778	3,966	10,790	9,252
	$32,794	$32,734	$93,676	$78,745

(12)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share of common stock for the three months and nine months ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net earnings attributable to Kirby	$53,055	$52,734	$151,550	$126,856
Undistributed earnings allocated to restricted shares	(409)	(468)	(1,180)	(1,123)
Income available to Kirby common stockholders - basic	52,646	52,266	150,370	125,733
Undistributed earnings allocated to restricted shares	409	468	1,180	1,123
Undistributed earnings reallocated to restricted shares	(407)	(467)	(1,175)	(1,119)
Income available to Kirby common stockholders - diluted	$52,648	$52,267	$150,375	$125,737

Shares outstanding:
Weighted average common stock issued and outstanding	55,875	55,645	55,851	54,334
Weighted average unvested restricted stock	(430)	(494)	(435)	(481)
Weighted average common stock outstanding - basic	55,445	55,151	55,416	53,853
Dilutive effect of stock options	182	220	218	213
Weighted average common stock outstanding - diluted	55,627	55,371	55,634	54,066

Net earnings per share attributable to Kirby common stockholders:
Basic	$.95	$.95	$2.71	$2.33
Diluted	$.95	$.94	$2.70	$2.33

Certain outstanding options to purchase approximately 156,000 and 154,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2012 and 2011, respectively, as such stock options would have been antidilutive.

(13)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to contribute between $20,000,000 and $25,000,000 to its pension plan prior to December 31, 2012 to fund its 2012 pension plan obligations. As of September 30, 2012, no contributions for the 2012 plan year have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$2,552	$1,825	$—	$—
Interest cost	2,627	2,424	18	20
Expected return on plan assets	(3,219)	(2,821)	—	—
Amortization:
Actuarial loss	1,850	715	4	1
Prior service credit	—	(10)	—	—
Net periodic benefit cost	$3,810	$2,133	$22	$21

	Pension Benefits
	Pension Plan		SERP
	Nine months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$7,657	$5,479	$—	$—
Interest cost	7,881	7,273	55	60
Expected return on plan assets	(9,657)	(8,466)	—	—
Amortization:
Actuarial loss	5,548	2,145	11	5
Prior service credit	—	(29)	—	—
Net periodic benefit cost	$11,429	$6,402	$66	$65

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Other Postretirement Benefits Postretirement Welfare Plan		Other Postretirement Benefits Postretirement Welfare Plan
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	34	41	101	127
Amortization:
Actuarial gain	(158)	(148)	(468)	(459)
Prior service cost	—	10	—	31
Net periodic benefit cost	$(124)	$(97)	$(367)	$(301)

(14)	CONTINGENCIES

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $32,056,000 at September 30, 2012, including $5,918,000 in letters of credit and $26,138,000 in performance bonds. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

(15)	SUBSEQUENT EVENTS

On November 1, 2012, the Company purchased from Allied 10 coastal tank barges with a total capacity of 680,000 barrels, three offshore dry-bulk barges with a total capacity of 48,000 deadweight tons and seven coastal tugboats for $116,000,000 in cash, before post-closing adjustments, including $10,000,000 that will be paid contingent on developments with the sugar provisions in the United States Farm Bill.  Allied provided coastal transportation of petrochemicals as well as dry sugar products in the Northeast, Atlantic and Gulf Coast regions of the United States.

The Company has signed an agreement to purchase the assets of Flag Service & Maintenance, Inc. (“Flag”) for $5,100,000 in cash, before post-closing adjustments.  Flag is an East Coast high-speed diesel engine service provider, operating factory-authorized full service marine dealerships for Caterpillar, Cummins, MTU and John Deere diesel engines. The purchase is expected to close in November 2012.

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

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the three months and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Weighted average number of common stock - diluted	55,627	55,371	55,634	54,066

The increase in the weighted average number of common shares for the 2012 third quarter compared with the 2011 third quarter reflected the issuance of restricted stock and the exercise of stock options, while the increase for the 2012 first nine months compared with the 2011 first nine months reflected the issuance of 1,939,234 shares of Company common stock associated with the July 1, 2011 acquisition of K-Sea, the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil products, refined petroleum products and agricultural chemicals by tank barge. As of September 30, 2012, the Company operated a fleet of 853 inland tank barges, including 49 leased barges, with 16.9 million barrels of capacity, and operated an average of 246 inland towboats during the 2012 third quarter, of which an average of 64 were chartered. The Company’s coastal fleet consisted of 53 tank barges, of which 12 are leased and three are single hull, with 3.7 million barrels of capacity, and 63 owned coastal tugboats. The Company also owns four offshore barge and tug units transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, and distributes and services high-speed diesel engines, transmissions, pumps and compression products, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based pressure pumping and oilfield service markets.

For the 2012 third quarter, net earnings attributable to Kirby were $53,055,000, or $.95 per share, on revenues of $521,324,000, compared with 2011 third quarter net earnings attributable to Kirby of $52,734,000, or $.94 per share, on revenues of $563,582,000.   For the 2012 first nine months, net earnings attributable to Kirby were $151,550,000, or $2.70 per share, on revenues of $1,600,107,000, compared with 2011 first nine months net earnings attributable to Kirby of $126,856,000, or $2.33 per share, on revenues of $1,300,272,000.  The 2012 third quarter results included a $400,000 before taxes credit and the 2012 first nine months results included a $3,900,000 before taxes, or $.04 per share, charge to selling, general and administrative expense, resulting from a net increase in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United.  This compares with a charge to selling, general and administrative expenses increasing the fair value of the contingent earnout liability for the 2011 third quarter by $380,000 before taxes and $2,600,000 before taxes, or $.03 per share, for the first nine months of 2011. The 2012 third quarter and first nine months included an estimated $.03 to $.04 per share negative impact from low water throughout the Mississippi River System, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs, and the impact of Hurricane Isaac which made landfall near the mouth of the Mississippi River on August 28, 2012 as a category 1 storm, impacting both the marine transportation and diesel engine services operations. The 2012 first nine months operating results also included a $2,920,000 before taxes, or $.03 per share, severance charge associated with the integration of Kirby Offshore Marine’s administrative functions into the Company.    The 2011 first nine months included an estimated $.07 per share negative impact from high water and flooding throughout the Mississippi River System and along the Gulf Intracoastal Waterway in the Morgan City area during the 2011 second quarter, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs.

Marine Transportation

For the 2012 third quarter and first nine months, 67% and 64%, respectively, of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil and agricultural chemicals. Consequently, the Company’s inland marine transportation business tends to mirror the volumes produced by the Company’s petrochemical and refining customer base, while the Company’s coastal marine transportation business tends to mirror the general performance of the United States economy. The results include the operations of Kirby Offshore Marine, acquired on July 1, 2011, and described below.

           The Company’s marine transportation segment’s revenue for the 2012 third quarter was relatively consistent with the 2011 third quarter, while the revenue for the 2012 first nine months increased 20% compared with revenue for the 2011 first nine months.  The segment’s operating income for the 2012 third quarter and first nine months increased 5% and 17%, respectively, when compared with operating income for the 2011 third quarter and first nine months. The higher marine transportation revenues and higher operating income for the 2012 first nine months reflected the acquisition of Kirby Offshore Marine on July 1, 2011.  During the 2012 third quarter, demand across all inland markets remained strong.  Driven by a low-cost natural gas feedstock advantage afforded to United States petrochemical producers, petrochemical demand remained strong and also benefited from resumed normal levels of production at several major customer plants which had maintenance downtime during the 2012 second quarter.  Black oil demand also remained strong, driven by continued stable refinery output, healthy export levels of heavy fuel oil, and the movement of Canadian and Bakken crude oil from the Midwest to the Gulf Coast, as well the movement of South Texas crude oil along the Gulf Intracoastal Waterway and in the Gulf of Mexico.  Refined product demand remained positive, benefiting from additional volumes from major customers.  Agricultural chemical demand was favorable, as demand returned early for the traditional fall fertilizer season.

The Company’s inland petrochemical and black oil products fleets achieved tank barge utilization levels in the 90% to 95% range during the 2012 third quarter and first nine months compared with a low 90% range during the 2011 first quarter and 90% to 95% range during the 2011 second, third and fourth quarters.  Diesel fuel prices for the 2012 third quarter decreased 5% compared with the 2011 third quarter thereby negatively impacting marine transportation revenues and increased 5% for the 2012 first nine months thereby positively impacting marine transportation revenue.  Fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts, or the customer pays for the fuel.

During the 2012 and 2011 third quarters and first nine months, approximately 75% of marine transportation’s inland revenues were under term contracts and 25% were spot contract revenues, thereby providing the operations with a predictable revenue stream. Inland operation time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 58% and 57%, respectively, of the revenues under term contracts during the 2012 third quarter and first nine months compared with 54% and 55%, respectively, during the 2011 third quarter and first nine months. Rates on inland operations term contracts renewed in the 2012 first, second and third quarters increased in the 4% to 6% average range compared with term contracts renewed in the corresponding quarters of 2011. Spot contract rates, which include the cost of fuel, increased modestly during the 2012 first, second and third quarters compared with the prior quarters.  Effective January 1, 2012, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts in the 2% range, excluding fuel.

The coastal operations, which primarily transport refined petroleum products, experienced typical market conditions during the 2012 third quarter with overall equipment utilization levels in the 75% to 80% range compared with 75% equipment utilization for the 2012 first six months.  During the 2012 third quarter, the Atlantic, Pacific, Alaska and Hawaii markets reported higher utilization levels, while the New York Harbor market saw continued softness and excess capacity that resulted in lower equipment utilization levels and competitive bidding for available movements.

During the 2012 third quarter and first nine months, approximately 60% of the marine transportation coastal revenues were under term contracts and 40% were spot contract revenues.  Coastal time charters represented approximately 90% of the revenues under term contracts during the 2012 third quarter and first nine months.  For the coastal operations, no term contracts were renewed in the 2012 third quarter.  For the 2012 first six months, term contracts renewals were relatively stable compared with term contracts renewed in the 2011 first six months, and spot contract rates during the 2012 third quarter were up in the 4% to 6% average range compared with the 2012 second quarter. Spot contract rates for the 2012 first and second quarters were relatively stable compared with the corresponding prior quarter.

The marine transportation operating margin for the 2012 third quarter was 23.4% compared with 22.2% for the 2011 third quarter, and 21.6% for the 2012 first nine months compared with 22.0% for the 2011 first nine months.  This reflected strong inland tank barge utilization levels and higher term and spot contract pricing, partially offset by the impact of unfavorable weather conditions.  Also, the coastal operations had a high single digit operating margin for the 2012 third quarter and mid single digit operating margin for the first nine months, including the 2012 first nine months’ severance charge of $2,920,000 discussed above.

Diesel Engine Services

For the 2012 third quarter and first nine months, 33% and 36%, respectively, of the Company’s revenue was generated by its diesel engine services segment, of which 21% and 30% was generated from manufacturing, 60% and 51% from overhauls and service, and 19% and 19% from direct parts sales, respectively. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based pressure pumping and oilfield services industries. The results include the operations of United, acquired on April 15, 2011.

The Company’s diesel engine services segment’s 2012 third quarter and first nine months revenue decreased 19% and increased 30%, respectively, and operating income decreased 31% and increased 17%, respectively, when compared with the third quarter and first nine months of 2011. The increase in revenue and operating income for the 2012 first nine months reflected the acquisition of United on April 15, 2011.  During the 2012 third quarter and first nine months, low natural gas prices led to a decline in drilling for natural gas in North American shale formations, resulting in lower demand for the manufacturing of land-based pressure pumping units, as well as a decline in the service of land-based diesel engines and sales of engines, transmissions and parts.  Partially offsetting the decline in the manufacturing of pressure pumping units was the demand for manufacturing of blenders, double-pumpers, cementers and fire pumps, as well as an increase in the number of pressure pumping units to be remanufactured.  The 2012 third quarter results included a $400,000 credit and the 2012 first nine months results included a $3,900,000 charge to selling, general and administrative expense, resulting from a net increase in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United.  This compares with a charge to selling, general and administrative expenses increasing the fair value of the contingent earnout liability for the 2011 third quarter and first nine months by $380,000 and $2,600,000, respectively.

During the 2012 third quarter and first nine months, the marine diesel engine services market reflected signs of strengthening and benefited from large overhaul projects for major domestic and international customers, as well as higher service work for oil service customers as Gulf of Mexico oil and gas drilling activity increased during the 2012 first nine months.  However, the Gulf Coast and Midwest markets were negatively impacted by the low water conditions on the Mississippi River System and Hurricane Isaac, with certain overhaul projects deferred into the fourth quarter or into 2013. The power generation market benefited from major engine-generator set upgrades and parts sales for both domestic and international customers.

The diesel engine services segment’s operating margin for the 2012 third quarter was 8.5% compared with 10.0% for the 2011 third quarter.  For the 2012 first nine months, the operating margin was 9.3% compared with 10.3% for the first nine months of 2011.  The decline in the operating margin for both periods reflected the 2012 second and third quarter curtailment in the manufacturing of pressure pumping units and softer land-based diesel engines and transmissions sales and service, as well as lower margins on the remanufacturing of pressure pumping units during the startup phase.  Partially offsetting these declines were favorable operating margins earned in the power generation market.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2012 first nine months, with net cash provided by operating activities of $246,228,000 compared with $215,326,000 of net cash provided by operating activities for the 2011 first nine months. The 14% increase was primarily from higher net earnings attributable to Kirby, higher depreciation and amortization and a higher deferred tax provision in the 2012 first nine months versus the 2011 first nine months, partially offset by a $28,774,000 greater net decrease in cash flows from changes in operating assets and liabilities.  In addition, during the 2012 and 2011 first nine months, the Company generated cash of $3,173,000 and $349,000, respectively, from the exercise of stock options and $15,165,000 and $3,967,000, respectively, from proceeds from the disposition of assets.

For the 2012 first nine months, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures totaling $255,887,000, including $123,154,000 for new inland tank barge and towboat construction, $44,295,000 for progress payments on the construction of two offshore dry-bulk barge and tugboat units scheduled for completion in the 2012 fourth quarter, and $88,438,000 primarily for upgrading the existing marine transportation inland and coastal fleets and diesel engine services facilities.  The Company’s debt-to-capitalization ratio decreased to 32.5% at September 30, 2012 from 35.5% at December 31, 2011, primarily due to the increase in total equity from net earnings attributable to Kirby for the 2012 first nine months of $151,550,000, the exercise of stock options, the amortization of unearned equity compensation and a reduction of $20,035,000 of debt outstanding.  As of September 30, 2012, the Company had $91,970,000 outstanding under its revolving credit facility, $481,000,000 outstanding under its term loan, of which $58,500,000 was classified as current portion of long-term debt, $200,000,000 outstanding under its senior notes and $9,000,000 outstanding under its short-term line of credit.

The Company projects that capital expenditures for 2012 will be in the $305,000,000 to $315,000,000 range, including approximately $130,000,000 for the construction of 55 inland tank barges and five inland towboats and approximately $70,000,000 in progress payments on the construction of two offshore dry-bulk barge and tugboat units for delivery in the 2012 fourth quarter with an estimated total cost of $52,000,000 for each unit.  During the 2012 first nine months, the Company's inland operation took delivery of 53 new inland tank barges, increasing capacity by 972,000 barrels, added 17 inland tank barges from Lyondell that the Company previously operated for Lyondell, increasing capacity by 243,000 barrels, received four tank barges from the coastal fleet, increasing capacity by 91,000 barrels, and retired 37 inland tank barges and returned three chartered inland tank barges, reducing its capacity by 635,000 barrels.  The Company's inland operation also took delivery of three inland towboats during the 2012 first nine months.

Based on current commitments, steel prices and projected delivery schedules, the Company’s 2013 new construction capital expenditures will consist of 56 inland tank barges with a total capacity of approximately 1,200,000 barrels and three inland towboats for delivery throughout 2013.  The cost is approximately $130,000,000, the majority of which will be expended in 2013.

Outlook

Petrochemical and black oil products inland tank barge utilization levels remained strong during the 2012 first nine months in the 90% to 95% range. While the United States economy remains sluggish, with consistently high unemployment levels and weak consumer confidence, the United States petrochemical industry continues to see strong production levels for both domestic consumption and exports. Low-priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production improved during 2011 and has remained strong during the 2012 first nine months, thereby producing increased marine transportation volumes for basic petrochemicals to both domestic consumers and terminals for foreign destinations. The black oil products market also continued to improve during 2011 and the 2012 first nine months, primarily due to a continued stable United States refinery utilization level aided by the export of diesel fuel and heavy fuel oil, and demand for the transportation of crude oil from shale formations in South Texas, as well as the movement of Canadian and Bakken crude oil from the Midwest to the Gulf Coast. The coastal tank barge trade, moving primarily refined products, is more reflective of the weaker United States economy with volumes well below peak levels reached in 2007.

The United States petrochemical industry is globally competitive based on a number of factors, including a highly integrated and efficient transportation system of pipelines, tank barges, railroads and trucks, largely depreciated yet well maintained and operated facilities, and a low cost feedstock slate, which includes natural gas. Certain United States producers have announced plans for plant capacity expansions and the reopening of idled petrochemical facilities. The current production volumes from the Company’s petrochemical customers have resulted in the Company’s inland tank barge utilization levels in the low to mid 90% range and any increased production from current facilities, plant expansions or the reopening of idled facilities should drive feedstock and production volumes higher, in turn leading to higher tank barge utilization levels and higher term and contract pricing, which could be mitigated by additional tank barge capacity.

During 2009 and 2010, the marine transportation segment was negatively impacted by excess industry inland tank barge capacity.  At the end of 2011, the Company estimated there were approximately 3,100 inland tank barges in the industry fleet, of which approximately 500 were over 35 years old and approximately 300 of those over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges that will enter the fleet. During 2011 and early 2012, with the improved demand for inland petrochemical and black oil product tank barges and federal tax incentives on new equipment, the Company estimates that approximately 265 inland tank barges were ordered industry-wide for delivery throughout 2012. Many older tank barges will be retired, but the extent of the retirements is dependent on 2012 petrochemical and refinery production levels, crude oil movements and industry-wide tank barge utilization levels.

During 2011 and the first nine months of 2012, the marine transportation segment was negatively impacted by excess coastal tank barge capacity.  At the end of 2011, the Company estimated there were approximately 275 tank barges operating in the 185,000 barrel or less coastal industry fleet.  The Company estimates that approximately 8% of the approximate 275 coastal tank barges are single hull and will be removed from service between 2012 and the mandatory retirement date for single hull tank barges of December 31, 2014. The Company presently operates three single hull tank barges in the coastal trade, less than 1% of its barrel capacity.

In the diesel engine services segment, with the recent increase in drilling rigs operating in the Gulf of Mexico during late 2011 and the first nine months of 2012, service activity levels have reflected a modest improvement and should continue to modestly improve as drilling activity increases.   The land-based diesel engine services market consists of manufacturing and remanufacturing of oilfield service equipment, including pressure pumping units, and servicing their components, which include high-speed diesel engines, transmissions and pumps, many of the same components used by marine customers.  Currently, an estimated 16.5 million horsepower is employed in the North American pressure pumping business. With the current low price of natural gas, the exploration of United States natural gas shale formations declined, resulting in excess pressure pumping horsepower.  However, with the current high price of crude oil, the exploration of United States crude oil shale formations has remained positive.  As a result of the excess pressure pumping horsepower, new orders for pressure pumping units has essentially stopped and the supply and distribution portion of the land-based market has slowed.  While the Company expects its land-based diesel engine business to remain profitable, it does not expect any significant improvement in this market until late 2013 or early 2014. The focus of the Company, currently as well as into the future, will be on the remanufacturing and servicing of existing pressure pumping equipment.

Acquisitions

On November 1, 2012, the Company purchased  from Allied 10 coastal tank barges with a total capacity of 680,000 barrels, three offshore dry-bulk barges with a total capacity of 48,000 deadweight tons and seven coastal tugboats for $116,000,000 in cash, before post-closing adjustments, including $10,000,000 that will be paid contingent on developments with the sugar provisions in the United States Farm Bill.  Allied provided coastal transportation of petrochemicals as well as dry sugar products in the Northeast, Atlantic and Gulf Coast regions of the United States. Financing of the equipment acquisition was through the Company’s revolving credit facility.

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

On April 15, 2011, the Company purchased United, a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and transportation industries, and manufacturer of oilfield service equipment. The purchase price was $271,192,000 in cash, plus a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. United, headquartered in Oklahoma City, Oklahoma with 21 locations across seven states, distributes and services equipment and parts for Allison, MTU, Daimler, and other diesel and natural gas engines. United also manufactures oilfield service equipment, including pressure pumping units. United’s principal customers are oilfield service companies, oil and gas operators and producers, compression companies and on-highway transportation companies. Financing of the acquisition was through the Company’s operating cash flows and borrowings under the Company’s revolving credit facility.

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

 Results of Operations

The Company reported 2012 third quarter net earnings attributable to Kirby of $53,055,000, or $.95 per share, on revenues of $521,324,000, compared with 2011 third quarter net earnings attributable to Kirby of $52,734,000, or $.94 per share, on revenues of $563,582,000.  Net earnings attributable to Kirby for the 2012 first nine months were $151,550,000, or $2.70 per share, on revenues of $1,600,107,000 compared with $126,856,000, or $2.33 per share, on revenues of $1,300,272,000 for the 2011 first nine months.  The 2012 third quarter and first nine months included an estimated $.03 to $.04 per share negative impact from low water throughout the Mississippi River System, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs, and the impact of Hurricane Isaac. The 2012 third quarter results included a $400,000 before taxes credit and the 2012 first nine months results included a $3,900,000 before taxes, or $.04 per share, charge to selling, general and administrative expense, resulting from a net increase in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United.  This compares with a charge to selling, general and administrative expenses increasing the fair value of the contingent earnout liability for the 2011 third quarter by $380,000 before taxes and $2,600,000 before taxes, or $.03 per share, for the first nine months of 2011. The 2012 first nine months results also included a $2,920,000 before taxes, or $.03 per share, severance charge associated with the integration of Kirby Offshore Marine’s administrative functions into the Company.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2012 third quarter compared with the third quarter of 2011, the first nine months of 2012 compared with the first nine months of 2011 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2012	%	2011	%	2012	%	2011	%
Marine transportation	$349,771	67%	$351,206	62%	$1,027,923	64%	$859,495	66%
Diesel engine services	171,553	33	212,376	38	572,184	36	440,777	34
	$521,324	100%	$563,582	100%	$1,600,107	100%	$1,300,272	100%

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemical, black oil products, refined petroleum products and agricultural chemicals by tank barge. As of September 30, 2012, the Company operated 853 inland tank barges, with a total capacity of 16.9 million barrels, compared with 827 inland tank barges at September 30, 2011, with a total capacity of 16.3 million barrels. The Company operated an average of 246 inland towboats during the 2012 third quarter compared with 244 during the 2011 third quarter. The Company’s coastal fleet as of September 30, 2012 consisted of 53 tank barges, three of which are single hull, with 3.7 million barrels of capacity, and 63 tugboats, compared with 57 tank barges, with 3.8 million barrels of capacity, and 63 tugboats as of September 30, 2011.  The Company owns four offshore dry-bulk barge and tugboats engaged in the coastal transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2012 compared with the three months and nine months ended September 30, 2011 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
Marine transportation revenues	$349,771	$351,206	─ %	$1,027,923	$859,495	20%
Costs and expenses:
Costs of sales and operating expenses	208,165	210,810	(1)	622,038	515,250	21
Selling, general and administrative	24,759	27,052	(8)	78,164	65,856	19
Taxes, other than on income	2,992	2,786	7	9,877	9,352	6
Depreciation and amortization	32,160	32,449	(1)	95,929	79,869	20
	268,076	273,097	(2)	806,008	670,327	20
Operating income	$81,695	$78,109	5%	$221,915	$189,168	17%
Operating margins	23.4%	22.2%		21.6%	22.0%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the 2012 third quarter and first nine months, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2012 Third Quarter Revenue Distribution	2012 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	52%	52%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Refined Petroleum Products	27%	26%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Black Oil Products	17%	18%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Agricultural Chemicals	4%	4%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2012 third quarter decreased less than 1% when compared with the 2011 third quarter, reflecting a continued strong inland tank barge market with favorable pricing trends, offset by low water conditions throughout the Mississippi River System, operating disruptions caused by Hurricane Isaac and a continued weak but slightly improving coastal tank barge market.  For the first nine months of 2012, marine transportation revenues increased 20% compared with the 2011 first nine months, reflecting the expansion into the coastal transportation business with the acquisition of Kirby Offshore Marine on July 1, 2011. The coastal tank barge fleet contributed approximately 20% of 2012 third quarter and first nine months marine transportation revenues. The increase also reflected strong United States petrochemical production levels and stable refinery production levels, resulting in equipment utilization levels in the low-to-mid 90% range for the inland petrochemical and black oil products fleets, as well as favorable term and spot contract pricing. In addition, average diesel fuel prices for the 2012 third quarter decreased 5% compared with the 2011 third quarter thereby negatively impacting marine transportation revenues and increased 5% for the 2012 first nine months thereby positively impacting marine transportation revenues.  Fuel is escalated and de-escalated through revenue adjustment clauses in customers’ term contracts, or the customer pays for the fuel.

During the entire 2012 third quarter the inland operations experienced low water conditions throughout the Mississippi River System requiring a reduction in tow sizes, slower transit times and draft reductions on tank barges with destinations on the Mississippi River System to 9 feet, and in some cases 8.9 feet, versus normal drafts of 9.5 to 10 feet, resulting in lower revenues.  Water levels along the Gulf Intracoastal Waterway remained at normal levels and were not impacted by the low water levels on the Mississippi River System.  The 2012 third quarter was also negatively impacted by Hurricane Isaac that made landfall near the mouth of the Mississippi River on August 28, 2012 as a category 1 storm, impacting both inland and coastal transportation operations and Gulf Coast diesel engine services operations.  The Company estimates that the low water and Hurricane Isaac negatively impacted the 2012 third quarter by an estimated $.03 to $.04 per share.

The petrochemical market, the Company’s largest market, contributed 52% of the marine transportation revenues for the 2012 third quarter and first nine months, reflecting continued strong business levels.  Low-priced natural gas, a basic feedstock for the United States petrochemical industry, provided the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production remained strong during the 2012 third quarter and first nine months, producing stable marine transportation volumes for the movement of basic petrochemicals for both domestic consumers and terminals for foreign destinations.  Temporarily lower volumes during the 2012 second quarter from one major petrochemical customer, due to scheduled and unscheduled maintenance at multiple facilities, returned to normal levels during the 2012 third quarter.

The refined petroleum products market, which contributed 27% and 26% of marine transportation revenues for the 2012 third quarter and first nine months, respectively, reflected higher demand for the movements of products in the inland market, benefiting from additional volumes from major customers.  The coastal operations, which primarily transports refined petroleum products, saw overall equipment utilization levels in the 75% to 80% range for the 2012 third quarter compared with 75% equipment utilization for the 2012 first six months.  The Atlantic, Pacific and Hawaii markets experienced higher seasonal third quarter utilization levels; however, the New York Harbor market continued to experience low equipment utilization levels and corresponding competitive bidding for available movements.

The black oil products market, which contributed 17% and 18% of marine transportation revenues for the 2012 third quarter and first nine months, respectively, saw strong demand driven by steady refinery production levels, the export of heavy fuel oil, demand for crude oil transportation from the Eagle Ford shale formations in South Texas both along the Gulf Intracoastal Waterway and in the Gulf of Mexico, and for the movement of Canadian and Bakken crude oil downriver from the Midwest to the Gulf Coast.

The agricultural chemical market, which contributed 4% of 2012 third quarter and first nine months marine transportation revenues, saw the traditional spring fill start early in the first quarter and continue through April and May.  The traditional fall fill started early in July and continued through September with the movement of both domestically produced and imported product, driven by warmer than normal Midwest and Gulf Coast weather, low fertilizer inventories and high corn prices.

For the third quarter of 2012, the inland operations of the marine transportation segment incurred 1,244 delay days, 12% more than the 1,111 delay days that occurred during the 2011 third quarter. For the first nine months of 2012, 4,879 delay days occurred, 4% less than the 5,056 delay days that occurred in the 2011 first nine months.  Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors.  Low water conditions on the Mississippi River System, starting in mid-May 2012, and continuing throughout the third quarter, created delays.  Hurricane Isaac also created delays in the 2012 third quarter.  For the 2012 first quarter, weather and water conditions in the Midwest were better compared with the first quarter of 2011, but fog and high winds along the Gulf Coast during the 2012 first quarter created delay days in excess of the 2011 first quarter.  Lock repairs on the Gulf Intracoastal Waterway and the Ohio River during the 2012 first and second quarters also created delays.  The 2011 second quarter experienced record high water and flooding throughout the Mississippi River System and a portion of the Gulf Intracoastal Waterway near Morgan City.

During the 2012 and 2011 third quarters and first nine months, approximately 75% of the marine transportation’s inland operations revenues were under term contracts and 25% were spot contract revenues. The 75% term contract and 25% spot contract mix provides the marine transportation’s inland operations with a more predictable revenue stream.  Inland operations time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 58% and 54%, respectively, of the revenues under term contracts during the 2012 and 2011 third quarters,  and 57% and 55%, respectively, for the 2012 and 2011 first nine months.

During the 2012 third quarter and first nine months, approximately 60% of the coastal operations marine transportation revenues were under term contracts and 40% were spot contract revenues. Coastal time charters represented approximately 90% of the revenues under term contracts during 2012 third quarter and first nine months.

Rates on inland operations term contracts renewed in the 2012 first, second and third quarters increased in the 4% to 6% average range compared with term contracts renewed in the first, second and third quarters of 2011. Rates on spot contracts in the 2012 first, second and third quarters, which include the cost of fuel, increased modestly compared with the corresponding prior quarter. Effective January 1, 2012, annual escalators for labor and the producer price index on a number of inland operations multi-year contracts resulted in rate increases on those contracts in the 2% range, excluding fuel.

For the coastal operations no term contracts were renewed in the 2012 third quarter.  For the 2012 first six months, term contracts renewals were relatively stable compared with term contract renewed in the 2011 first six months, and spot contract rates during the 2012 third quarter were up in the 4% to 6% average range compared with the 2012 second quarter. Spot contract rates for the 2012 first and second quarters were relatively stable compared with the corresponding prior quarter.

Marine Transportation Costs and Expenses

Costs of sales and operating expenses for the 2012 third quarter and first nine months decreased 1% and increased 21%, respectively, compared with the 2011 third quarter and first nine months.  The 1% decrease for the 2012 third quarter reflected lower diesel fuel prices as noted below, primarily offset by higher costs and expenses associated with increased inland marine transportation demand.  During the 2012 first quarter, Gulf Coast winter winds, fog conditions and lock delays created more delay days as noted above, and during the 2012 second and third quarters low water conditions on the Mississippi River increased operating expenses.  The 21% increase for the 2012 first nine months primarily reflected the Kirby Offshore Marine acquisition effective July 1, 2011, as well as higher costs and expenses associated with increased inland marine transportation demand and higher diesel fuel prices.

The inland operations of the marine transportation segment operated an average of 246 towboats during the 2012 third quarter, of which an average of 64 were chartered, compared with 244 during the 2011 third quarter, of which an average of 60 were chartered.  During the 2012 first nine months, the inland operations operated an average of 242 towboats of which an average of 60 were chartered, compared with 241 towboats operated during the 2011 first nine months, of which an average of 62 were chartered.  As demand increases or decreases, or as weather or water conditions dictate, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2012 third quarter, the inland operations of the marine transportation segment consumed 10.7 million gallons of diesel fuel compared with 11.3 million gallons consumed during the 2011 third quarter. The average price per gallon of diesel fuel consumed during the 2012 third quarter was $3.10, a decrease of 5% compared with $3.27 per gallon for the 2011 third quarter.  For the 2012 first nine months, the inland operations of the marine transportation segment consumed 32.4 million gallons of diesel fuel compared with 33.7 million consumed during the 2011 first nine months.  The average price per gallon of diesel fuel consumed during the 2012 first nine months was $3.20, an increase of 5% compared with $3.06 per gallon for the 2011 first nine months. The fuel escalation and de-escalation clauses are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2012 third quarter decreased 8% compared with the 2011 third quarter, reflecting the costs savings from the integration of Kirby Offshore Marine’s administrative functions into the Company and lower incentive compensation accruals.  Selling, general and administrative expenses for the 2012 first nine months increased 19% when compared with the 2011 first nine months, primarily reflecting the acquisition of Kirby Offshore Marine effective July 1, 2011 and a $2,421,000 first quarter and $499,000 second quarter severance charge associated with the integration of Kirby Offshore Marine’s administrative functions into the Company.

Depreciation and amortization for the 2012 third quarter and first nine months decreased 1% and increased 20%, respectively, compared with the 2011 third quarter and first nine months. The 20% increase for the 2012 first nine months compared with the prior year period was primarily attributable to the acquisitions of Kirby Offshore Marine and the Seaboats fleet.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for the 2012 third quarter and first nine months increased 5% and 17%, respectively, compared with the 2011 third quarter and first nine months.  The operating margin was 23.4% for the 2012 third quarter compared with 22.2% for the 2011 third quarter.  The operating margin for the 2012 first nine months was 21.6% compared with 22.0% for the 2011 first nine months. The higher operating income and higher or relatively similar operating margin were primarily a reflection of higher inland tank barge utilization, higher inland term and spot contract rates negotiated throughout the 2012 first nine months, and the operating income from Kirby Offshore Marine acquired in July 2011, partially offset by the negative impact of low water conditions and Hurricane Isaac as noted above and a high single digit operating margin for Kirby Offshore Marine.

Diesel Engine Services

The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines, transmissions, reduction gears, pumps and compression products, maintains facilities to rebuild component parts or entire medium-speed and high-speed diesel engines, transmissions and entire reduction gears, and manufactures and remanufactures oilfield service equipment, including pressure pumping units. The Company primarily services the marine, power generation and land-based oil and gas operator and producer markets.

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2012 compared with the three months and nine months ended September 30, 2011 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	% Change		2012	2011	% Change
Diesel engine services revenues	$171,553	$212,376	(19)%		$572,184	$440,777	30%

Costs and expenses:
Costs of sales and operating expenses	136,825	167,710	(18)		453,227	343,678	32
Selling, general and administrative	16,880	19,405	(13)		55,134	42,435	30
Taxes, other than on income	453	448	1		1,365	1,082	26
Depreciation and amortization	2,792	3,633	(23)		9,183	8,185	12
	156,950	191,196	(18)		518,909	395,380	31
Operating income	$14,603	$21,180	(31	) %	$53,275	$45,397	17%
Operating margins	8.5%	10.0%			9.3%	10.3%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company’s diesel engine services segment, the revenue distribution for the 2012 third quarter and first nine months and the customers for each market:

Markets Serviced	2012 Third Quarter Revenue Distribution	2012 Nine Months Revenue Distribution	Customers
Land-Based	72%	73%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, Compression, On-Highway Transportation

Marine	20%	20%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers

Power Generation	8%	7%	Standby Power Generation, Pumping Stations

Diesel engine services revenues for the 2012 third quarter decreased 19% compared with the 2011 third quarter, while revenues for the first nine months of 2012 increased 30% compared with the 2011 first nine months.  The 19% decrease for the third quarter reflected the curtailment in land-based demand for the manufacturing of pressure pumping units, as well as a decline in service of land-based diesel engines and sales of engines, transmissions and parts, primarily associated with the current low price of natural gas and resulting decline in drilling for natural gas in North American shale formations.  The 2012 third quarter also saw weakness during September in the Midwest and Gulf Coast marine markets with the deferral of large engine overhaul projects driven by the low water issues on the Mississippi River and Hurricane Isaac.  Partially offsetting the decline in manufacturing of pressure pumping units was the demand for manufacturing of blenders, pumpers, cementers and fire pumps, as well as an increase in the number of pressure pumping units to be remanufactured, and higher revenues from the power generation market, associated with higher parts sales and continued demand for engine-generator set upgrades for both domestic and international customers.  The 30% increase for the 2012 first nine months reflected the United acquisition on April 15, 2011, a strong 2012 first quarter land-based market that benefited from the manufacture of oil service equipment during the quarter and the increase in the remanufacture of pressure pumping units, as well as favorable sales and service of transmissions and diesel engines.  The 30% increase for the 2012 first nine months also included a stronger marine market during the 2012 first half, benefiting from large overhaul projects for major domestic and international customers, as well as higher service work for oil service customers as the Gulf of Mexico oil and gas drilling activity increased.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2012 third quarter decreased 18% compared with the 2011 third quarter and increased 32% for the first nine months of 2012 compared with the 2011 first nine months, following the increases and decreases in revenues noted above.   The 2012 third quarter costs and expenses also included additional operating expenses related to the start-up associated with a new marine power distribution agreement and a new engine certification in the power generation market.  Costs and expenses for the 2012 third quarter also included a $400,000 credit and the 2012 first nine months results included a $3,900,000 charge to selling, general and administrative expenses, resulting from a net increase in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United.  This compares with a charge to selling, general and administrative expenses increasing the fair value of the contingent earnout liability for the 2011 third quarter and first nine months by $380,000 and $2,600,000, respectively.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2012 third quarter decreased 31% compared with the 2011 third quarter.  For the 2012 first nine months, operating income for the diesel engine services segment increased 17% compared with the 2011 first nine months.  The 31% decrease for the 2012 third quarter primarily reflected the significant reduction in the number of pressure pumping units manufactured by United, partially offset by an increase in the remanufacturing of older pressure pumping units, the manufacturing of other land-based equipment and higher operating results from the power generation market.  The 17% increase in operating income for the 2012 first nine months primarily reflected the operating income from United, acquired on April 15, 2011.  The operating margin for the 2012 third quarter was 8.5% compared with 10.0% for the 2011 third quarter and 9.3% for the 2012 first nine months compared with 10.3% for the 2011 first nine months.  The lower operating margins for both periods reflected the weaker land-based oil services market, partially offset by higher operating margins for the power generation market.

General Corporate Expenses

General corporate expenses for the 2012 third quarter were $3,621,000, a 49% decrease compared with $7,078,000 for the third quarter of 2011. For the first nine months of 2012, general corporate expenses were $9,796,000, a 36% decrease compared with $15,206,000 for the first nine months of 2011.  The 2011 third quarter and first nine months included legal and professional fees and other costs associated with the 2011 acquisitions discussed above, including expenditures for the K-Sea acquisition completed on July 1, 2011.

Loss/Gain on Disposition of Assets

The Company reported a net loss on disposition of assets of $40,000 for the 2012 third quarter compared with a net gain on disposition of assets of $97,000 for the 2011 third quarter.  For the 2012 first nine months, the Company reported a net gain on disposition of assets of $1,000 compared with a net gain on disposition of assets of $71,000 for the first nine months of 2011.  The net gains and losses were predominantly from the sale or retirement of marine equipment.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months and nine months ended September 30, 2012 compared with the three months and nine months ended September 30, 2011 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
Other income (expense)	$(56)	$(6)	833%	$123	$123	─ %
Noncontrolling interests	$(676)	$(860)	(21)%	$(2,495)	$(1,867)	34%
Interest expense	$(6,056)	$(5,974)	1%	$(17,797)	$(12,085)	47%

Noncontrolling Interests

Noncontrolling interests for the 2012 third quarter decreased 21% and for the first nine months increased 34%, compared with the 2011 third quarter and first nine months, respectively, primarily the result of the purchase in February 2011 of a 51% interest in Kinder Morgan’s shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel and the increase in the demand for the facility since the date of acquisition. Kinder Morgan retained the remaining 49% interest.

 Interest Expense

Interest expense for the 2012 third quarter and first nine months increased 1% and 47%, respectively, compared with the 2011 third quarter and first nine months.  The 47% increase for the 2012 first nine months was primarily the result of borrowings under the revolving credit facility to finance the United acquisition and the $540,000,000 term loan to finance the acquisition of Kirby Offshore Marine.  During the 2012 and 2011 third quarters, the average debt and average interest rate, including the effect of interest rate swaps, were $783,403,000 and 3.1%, and $826,960,000 and 2.9%, respectively.  For the first nine months of 2012 and 2011, the average debt and average interest rate, including the effect of interest rate swaps, were $778,668,000 and 3.1%, and $439,268,000 and 3.7%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of September 30, 2012 were $3,125,612,000 compared with $2,960,411,000 as of December 31, 2011. The following table sets forth the significant components of the balance sheet as of September 30, 2012 compared with December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011	% Change
Assets:
Current assets	$555,033	$529,329	5%
Property and equipment, net	1,963,851	1,822,173	8
Goodwill, net	486,153	483,468	1
Other assets	120,575	125,441	(4)
	$3,125,612	$2,960,411	6%
Liabilities and stockholders’ equity:
Current liabilities	$327,663	$358,800	(9)%
Long-term debt – less current portion	723,470	763,000	(5)
Deferred income taxes	357,351	292,355	22
Other long-term liabilities	96,417	92,098	5
Total equity	1,620,711	1,454,158	11
	$3,125,612	$2,960,411	6%

Current assets as of September 30, 2012 increased 6% compared with December 31, 2011.  Cash and cash equivalents decreased 68%.  Inventory increased 28%, primarily reflecting the decrease in land-based diesel engine services activity levels during the 2012 first nine months, as well as the purchase of engines and transmissions to be sold to specific customers in the 2012 fourth quarter and in 2013.

Property and equipment, net of accumulated depreciation, at September 30, 2012 increased 8% compared with December 31, 2011. The increase primarily reflected $255,887,000 of capital expenditures for the 2012 first nine months, more fully described under Capital Expenditures below, less $101,007,000 of depreciation expense for the first nine months of 2012 and $14,524,000 of property disposals during the 2012 first nine months.

Current liabilities as of September 30, 2012 decreased 9% compared with December 31, 2011. The current portion of long-term debt at September 30, 2012 reflected the reclassification of $58,500,000 of the term loan as current.  Accounts payable decreased 17%, primarily from the decrease in business activity levels in the land-based diesel engine services market.  Accrued liabilities decreased 6%, primarily from the payments during the 2012 first nine months of employee incentive compensation accrued during 2011.  Deferred revenues decreased 48%, primarily reflecting reduced deposits received for construction of new oilfield equipment in the land-based diesel engine services market.

Long-term debt, less current portion, as of September 30, 2012 decreased 5% compared with December 31, 2011, reflecting payments on the term loan during the 2012 first nine months.

Deferred income taxes as of September 30, 2012 increased 22% compared with December 31, 2011. The increase was primarily due to the 2012 first nine months deferred tax provision of $59,665,000. The deferred tax provision was primarily due to bonus tax depreciation on qualifying expenditures due to the Tax Relief Act that provides 50% bonus tax depreciation for capital investments placed in service through December 31, 2012.

Other long-term liabilities as of September 30, 2012 increased 5% compared with December 31, 2011.  The increase was primarily due to pension plan accruals and an increase in the fair value of the United contingent earnout liability, partially offset by the reclassification of $9,200,000 of the long-term portion of the value of derivatives to short-term due to their February 2013 maturity.  As of September 30, 2012, the Company had recorded a contingent earnout liability of $26,500,000.

Total equity as of September 30, 2012 increased 11% compared with December 31, 2011. The increase was primarily the result of $151,550,000 of net earnings attributable to Kirby for the first nine months of 2012 and a $4,790,000 increase in accumulated OCI. The increase in accumulated OCI primarily resulted from the net change in fair value of interest rate swap agreements, net of taxes, more fully described under Fair Value of Derivative Instruments below.

Long-Term Financing

The Company has a credit agreement (“Term Loan”) with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of July 1, 2016. The Term Loan was funded on July 1, 2011 to provide financing for the acquisition of Kirby Offshore Marine. The Term Loan provided for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on LIBOR or an Alternate Base Rate calculated with reference to the agent bank’s prime rate, among other factors. The interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. The Term Loan contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. As of September 30, 2012, the Company was in compliance with all Term Loan covenants and had $481,000,000 outstanding under the Term Loan, $58,500,000 of which was classified as current portion of long-term debt.

The Company has a $325,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015.  On August 30, 2012, the Revolving Credit Facility was increased to $325,000,000 from $250,000,000.  The variable interest rate spread is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The commitment fee is currently 0.3%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of September 30, 2012, the Company was in compliance with all Revolving Credit Facility covenants and had $91,970,000 outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $3,566,000 as of September 30, 2012.

The Company has $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity in February 2013. The Company was in compliance with all Senior Notes covenants at September 30, 2012.   As of September 30, 2012, all $200,000,000 of the Senior Notes were classified as long-term debt as the Company has the ability and the intent to refinance the Senior Notes on a long-term basis through the Revolving Credit Facility.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2013. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had $9,000,000 of borrowings outstanding under the Credit Line as of September 30, 2012. Outstanding letters of credit under the Credit Line were $974,000 as of September 30, 2012.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the LIBOR to quarterly fixed rate payments. As of September 30, 2012, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of September 30, 2012, the Company had a forward contract with a notional amount of $469,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. This contract expires in the first quarter of 2014. This forward contract is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the forward contract is effective, is recognized in OCI until the forward contract expires and is recognized in costs of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at September 30, 2012 and December 31, 2011 (in thousands):

Liability Derivatives	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Other accrued liabilities	$26	$363
Foreign currency contracts	Other long-term liabilities	−	32
Interest rate contracts	Other accrued liabilities	3,630	─
Interest rate contracts	Other long-term liabilities	─	9,202

Total derivatives designated as hedging instruments under ASC 815		$3,656	$9,597
Total liability derivatives		$3,656	$9,597

Fair value amounts were derived as of September 30, 2012 and December 31, 2011 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 5, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and nine months ended September 30, 2012 and 2011 (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Reclassified from	Three months ended		Three months ended
Derivatives in ASC 815 Cash	Accumulated OCI into Income	September 30,		September 30,
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2012	2011
Interest rate contracts	Interest expense	$1,950	$1,994	$(2,092)	$(2,183)

Foreign exchange contracts	Cost and sales of operating expenses	110	951	21	30
Total		$2,060	$2,945	$(2,071)	$(2,153)

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Reclassified from	Nine months ended		Nine months ended
Derivatives in ASC 815 Cash	Accumulated OCI into Income	September 30,		September 30,
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2012	2011
Interest rate contracts	Interest expense	$5,573	$4,649	$(6,192)	$(6,460)

Foreign exchange contracts	Cost and sales of operating expenses	359	400	19	(13)
Total		$5,932	$5,049	$(6,173)	$(6,473)

The Company anticipates $2,359,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects none of its net loss on a foreign currency contract included in accumulated OCI will be transferred into earnings over the next year based on the maturity date of the forward contract.

Capital Expenditures

Capital expenditures for the 2012 first nine months were $255,887,000, of which $123,154,000 was for construction of new inland tank barges and towboats, $44,295,000 for progress payments on the construction of two offshore dry-bulk barge and tugboat units scheduled for completion in the fourth quarter of 2012, and $88,438,000 primarily for upgrading of the existing inland and coastal marine transportation equipment and diesel engine services facilities. Capital expenditures for the 2011 first nine months were $163,210,000, of which $94,403,000 was for construction of new tank barges and towboats, $15,701,000 for progress payments on the construction of the two offshore dry-bulk barge and tugboat units, and $53,106,000 was primarily for upgrading of the existing marine transportation fleet. Financing of the construction of the inland tank barges and towboats and dry-bulk barges and tugboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2012 first nine months, the Company's inland operation took delivery of 53 new inland tank barges, added 17 inland tank barges from Lyondell that the Company previously operated for Lyondell, and transferred in four tank barges from the coastal operation, increasing capacity by approximately 1,306,000 barrels, and retired 37 inland tank barges and returned three charter inland tank barges, reducing capacity by approximately 635,000 barrels.  The Company's inland operation also took delivery of three inland towboats.

The Company projects that capital expenditures for 2012 will be in the range of $305,000,000 to $315,000,000.  Based on current commitments, steel prices and projected delivery schedules, the Company’s 2012 new construction capital expenditures of approximately $130,000,000 will consist of 55 new inland tank barges with a total capacity of 1,000,000 barrels, five inland towboats, and approximately $70,000,000 in progress payments on the construction of two offshore dry-bulk barge and tugboat units for delivery in the 2012 fourth quarter with an estimated total cost of $52,000,000 for each unit. The balance of approximately $105,000,000 to $115,000,000 is primarily capital upgrades and improvements to existing marine equipment fleets and diesel engine services facilities.

Based on current commitments, steel prices and projected delivery schedules, the Company’s 2013 new construction capital expenditures will consist of 56 inland tank barges with a total capacity of approximately 1,200,000 barrels and three inland towboats for delivery throughout 2013.  The cost is approximately $130,000,000, the majority of which will be expended in 2013.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2012 first nine months. As of November 2, 2012, the Company had 2,685,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $246,228,000 during the nine months ended September 30, 2012 compared with $215,326,000 generated during the nine months ended September 30, 2011. The 2012 first nine months experienced a net decrease in cash flows from changes in operating assets and liabilities of $84,997,000 compared with a net decrease in the 2011 first nine months of $56,223,000, primarily due to a decrease in accounts payable during 2012 due to lower business activity levels at United and the timing of payments for inventory received at United, compared to an increase in accounts payable during 2011 due to increased business activity levels at United.  In addition, inventory at United increased by a larger amount during 2012 when compared to the increase in 2011.  These increases were partially offset by a small decrease in trade accounts receivable in 2012 due to reduced business activity levels at United versus a larger increase during 2011 due to increased business activity levels at United.

Funds generated are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of November 2, 2012, $159,259,000 under its Revolving Credit Facility and $9,142,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $325,000,000 and expires November 9, 2015. As of September 30, 2012, the Company had $229,464,000 available under the Revolving Credit Facility. The Senior Notes do not mature until February 2013 and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. If the Company should decide to access the private placement bond market in the near term, the terms, size and cost of a new debt issue could be less favorable than our current debt agreements.

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

There are numerous factors that may negatively impact the Company’s cash flow in 2012. For a list of significant risks and uncertainties that could impact cash flows, see Note 14, Contingencies in the financial statements, and Item 1A — Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 6, Long-Term Debt, in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $32,056,000 at September 30, 2012, including $5,918,000 in letters of credit and $26,138,000 in performance bonds. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the LIBOR to quarterly fixed rate payments. As of September 30, 2012, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of September 30, 2012, the Company had a forward contract with a notional amount of $469,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. This contract expires in the first quarter of 2014. This forward contract is designated as a cash flow hedge, therefore, the changes in fair value, to the extent the forward contract is effective, is recognized in OCI until the forward contract expires and is recognized in costs of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at September 30, 2012 and December 31, 2011 (in thousands):

Liability Derivatives	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Other accrued liabilities	$26	$363
Foreign currency contracts	Other long-term liabilities	−	32
Interest rate contracts	Other accrued liabilities	3,630	─
Interest rate contracts	Other long-term liabilities	─	9,202

Total derivatives designated as hedging instruments under ASC 815		$3,656	$9,597
Total liability derivatives		$3,656	$9,597

Fair value amounts were derived as of September 30, 2012 and December 31, 2011 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 5, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and nine months ended September 30, 2012 and 2011 (in thousands):

		Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Location of Gain (Loss) Reclassified from	Three months ended		Three months ended
Derivatives in ASC 815 Cash	Accumulated OCI into Income	September 30,		September 30,
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2012	2011
Interest rate contracts	Interest expense	$1,950	$1,994	$(2,092)	$(2,183)

Foreign exchange contracts	Cost and sales of operating expenses	110	951	21	30
Total		$2,060	$2,945	$(2,071)	$(2,153)

		Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Location of Gain (Loss) Reclassified from	Nine months ended		Nine months ended
Derivatives in ASC 815 Cash	Accumulated OCI into Income	September 30,		September 30,
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2012	2011
Interest rate contracts	Interest expense	$5,573	$4,649	$(6,192)	$(6,460)

Foreign exchange contracts	Cost and sales of operating expenses	359	400	19	(13)
Total		$5,932	$5,049	$(6,173)	$(6,473)

The Company anticipates $2,359,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects none of its net loss on a foreign currency contract included in accumulated OCI will be transferred into earnings over the next year based on the maturity date of the forward contract.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2012, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

10.1	–	Commitment Increase Agreements dated as of August 30, 2012 among Kirby Corporation, JP Morgan Chase Bank, N.A., as Administrative Agent, and each of the Increasing Banks named therein.
10.2	–
Asset Purchase Agreement dated as of September 4, 2012 between Allied Marine Industries, Inc., Allied Transportation Company, Transerve Marine, Inc., Osprey Associates, Gregory H. Law, Kelly Law, W. Bruce Law, Michael E. Law, Kirk J. Woodruff and Kirby Corporation.

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
Dated: November 5, 2012