Form 10-K
period 2012-12-31
KIRBY CORP
filed 2013-02-27
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of common stock held by nonaffiliates of the registrant as of June 29, 2012, based on the closing sales price of such stock on the New York Stock Exchange on June 29, 2012, was $2,528,930,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of February 22, 2013, 56,719,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held April 23, 2013, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

KIRBY CORPORATION
2012 FORM 10-K

PART I

Item 1.	Business

THE COMPANY

Kirby Corporation (the “Company”) was incorporated in Nevada on January 31, 1969 as a subsidiary of Kirby Industries, Inc. (“Industries”). The Company became publicly owned on September 30, 1976 when its common stock was distributed pro rata to the stockholders of Industries in connection with the liquidation of Industries. At that time, the Company was engaged in oil and gas exploration and production, marine transportation and property and casualty insurance. Since then, through a series of acquisitions and divestitures, the Company has become a marine transportation and diesel engine services company. In 1990, the name of the Company was changed from “Kirby Exploration Company, Inc.” to “Kirby Corporation” because of the changing emphasis of its business. Today, the Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, refined petroleum products, black oil products and agricultural chemicals by tank barge. Through the diesel engine services segment, the Company provides after-market service for medium-speed and high-speed diesel engines and reduction gears used in marine and power generation applications. The Company also distributes and services high-speed diesel engines and transmissions, pumps, compression products and manufactures and remanufacturers oilfield service equipment, including pressure pumping units, for land-based pressure pumping and oilfield service markets.

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

The following documents are available on the Company’s web site in the Investor Relations section under Corporate Governance:

●	Audit Committee Charter

●	Compensation Committee Charter

●	Governance Committee Charter

●	Business Ethics Guidelines

●	Corporate Governance Guidelines

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

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, refined petroleum products, black oil products and agricultural chemicals by tank barge. The Company also operates coastal dry-bulk barges and tugboats engaged in the coastal transportation of dry-bulk cargoes. The segment is a provider of transportation services for its customers and, in almost all cases, does not assume ownership of the products that it transports. All of the Company’s vessels, except  four, operate under the United States flag and are qualified for domestic trade under the Jones Act.

The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines, transmissions, reduction gears, pumps and compression products, maintains facilities to rebuild component parts or entire medium-speed and high-speed diesel engines, transmissions and reduction gears, and manufactures and remanufactures oilfield service equipment, including pressure pumping units. The Company primarily services the marine, power generation and land-based pressure pumping and oilfield service markets.

The Company and its marine transportation and diesel engine services segments have approximately 4,675 employees, substantially all of whom are in the United States.

The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the principal activities of the Company for the years indicated (in thousands):

	2012	2011	2010
Revenues from unaffiliated customers:
Marine transportation	$1,408,893	$1,194,607	$915,046
Diesel engine services	703,765	655,810	194,511
Consolidated revenues	$2,112,658	$1,850,417	$1,109,557

Operating profits:
Marine transportation	$311,755	$262,193	$192,758
Diesel engine services	66,386	68,105	20,553
General corporate expenses	(13,294)	(17,915)	(13,189)
Loss on disposition of assets	(14)	(40)	(78)
	364,833	312,343	200,044
Equity in earnings of affiliates	276	347	283
Other income (expense)	(198)	(41)	273
Interest expense	(24,385)	(17,902)	(10,960)
Earnings before taxes on income	$340,526	$294,747	$189,640

Identifiable assets:
Marine transportation	$2,951,723	$2,307,821	$1,383,252
Diesel engine services	647,986	608,886	185,824
	3,599,709	2,916,707	1,569,076
Investment in affiliates	1,808	3,682	3,336
General corporate assets	51,611	40,022	222,525
Consolidated assets	$3,653,128	$2,960,411	$1,794,937

MARINE TRANSPORTATION

The marine transportation segment is primarily a provider of transportation services by tank barge for the inland and coastal markets. As of February 22, 2013, the equipment owned or operated by the marine transportation segment consisted of 841 inland tank barges, 253 inland towboats, 81 coastal tank barges, 86 coastal tugboats, eight offshore dry-cargo barge and tugboat units, and one docking tugboat with the following specifications and capacities:

Class of equipment	Number in class	Average age (in years)	Barrel capacities
Inland tank barges (owned and chartered):
Regular double hull:
20,000 barrels and under	359	18.8	4,181,000
Over 20,000 barrels	408	13.4	11,409,000
Specialty double hull	74	36.2	1,076,000
Total inland tank barges	841	17.7	16,666,000

Inland towboats (owned and chartered):
800 to 1300 horsepower	103	34.5
1400 to 1900 horsepower	81	31.4
2000 to 2400 horsepower	35	15.9
2500 to 3200 horsepower	17	38.5
3300 to 4800 horsepower	12	31.5
Greater than 5000 horsepower	2	40.0
Spot charters (chartered trip to trip)	3	─
Total inland towboats	253	31.1

Coastal tank barges (owned and chartered):
Double hull:
30,000 barrels and under	16	22.4	338,000
50,000 to 70,000 barrels	13	12.0	650,000
80,000 to 90,000 barrels	28	13.0	2,320,000
100,000 to 110,000 barrels	6	6.5	630,000
120,000 to 150,000 barrels	9	16.4	1,140,000
Over 150,000 barrels	7	20.3	1,165,000
Single hull:
30,000 barrels and under	2	38.3	30,000
Total coastal tank barges	81	15.9	6,273,000

Coastal tugboats (owned and chartered):
1000 to 1900 horsepower	7	31.4
2000 to 2900 horsepower	11	32.7
3000 to 3900 horsepower	19	35.7
4000 to 4900 horsepower	24	25.0
5000 to 6900 horsepower	13	33.6
Greater than 7000 horsepower	12	22.4
Total coastal tugboats	86	29.8

			Deadweight Tonnage
Offshore dry-cargo barges (owned and chartered)	8	33.6	132,000

Offshore tugboats and docking tugboat (owned and chartered)	9	34.4

The 253 inland towboats, 86 coastal tugboats, eight offshore tugboats and one docking tugboat provide the power source and the 841 inland tank barges, 81 coastal tank barges and eight offshore dry-cargo barges provide the freight capacity for the marine transportation segment. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to 25 tank barges, depending upon the horsepower of the towboat, the river or canal capacity and conditions, and customer requirements. The Company’s coastal and offshore tows primarily consist of one tugboat and one tank barge or dry-cargo barge.

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

Based on cost and safety, barge transportation is often the most efficient and safest means of transporting bulk commodities when compared with railroads and trucks. The cargo capacity of a 90,000 barrel three barge inland tow is the equivalent of 150 railroad tank cars or 470 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 260 railroad tank cars or approximately 825 tractor-trailer tank trucks. The 260 railroad tank cars would require a freight train approximately 2 3/4 miles long and the 825 tractor-trailer tank trucks would stretch approximately 35 miles, assuming a safety margin of 150 feet between the trucks. The Company’s inland tank barge fleet capacity of 16.7 million barrels equates to approximately 27,800 railroad tank cars or approximately 87,000 tractor-trailer tank trucks. Furthermore, barging is much more energy efficient. One ton of bulk product can be carried 616 miles by inland barge on one gallon of fuel, compared with 498 miles by railroad or 150 miles by truck. In the coastal trade, the carrying capacity of a 100,000 barrel tank barge is the equivalent of approximately 165 railroad tank cars or approximately 525 tractor-trailer tank trucks. The Company’s coastal tank barge fleet capacity of 6.3 million barrels equates to approximately 10,350 railroad tank cars or approximately 32,900 tractor-trailer tank trucks.

Tank barge transportation is safer than most modes of transportation in the United States. Marine transportation generally involves less urban exposure than railroad or truck transportation and operates on a system with few crossing junctures and in areas relatively remote from population centers. These factors generally reduce both the number and impact of waterway incidents.

Inland Tank Barge Industry

The Company operates within the United States inland tank barge industry, a diverse and independent mixture of large integrated transportation companies and small operators, as well as captive fleets owned by United States refining and petrochemical companies. The inland tank barge industry provides marine transportation of bulk liquid cargoes for customers and, in the case of captives, for their own account, along the Mississippi River and its tributaries and the Gulf Intracoastal Waterway. The most significant markets in this industry include the transportation of petrochemicals, refined petroleum products, black oil products and agricultural chemicals. The Company operates in each of these markets. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of United States refineries and petrochemical facilities on navigable inland waterways. Texas and Louisiana currently account for approximately 80% of the United States production of petrochemicals. Much of the United States farm belt is likewise situated with access to the inland waterway system, relying on marine transportation of farm products, including agricultural chemicals. The Company’s principal distribution system encompasses the Gulf Intracoastal Waterway from Brownsville, Texas, to Port St. Joe, Florida, the Mississippi River System and the Houston Ship Channel. The Mississippi River System includes the Arkansas, Illinois, Missouri, Ohio, Red, Tennessee, Yazoo, Ouachita and Black Warrior Rivers and the Tennessee-Tombigbee Waterway.

The number of tank barges that operate on the inland waterways of the United States declined from an estimated 4,200 in 1982 to 2,900 in 1993, remained relatively constant at 2,900 until 2002, decreased to 2,750 from 2002 through 2006, and then increased to an estimated 3,250 by the end of 2012. The Company believes the decrease from 4,200 in 1982 to 2,750 in 2006 primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government regulations and programs supporting the many new small refineries and a proliferation of oil traders which created a strong demand for tank barge services; an increase in the average capacity per barge; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets. The cost of tank barge hull work for required periodic United States Coast Guard (“USCG”) certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. The increase from 2,750 in 2006 to an estimated 3,250 by the end of 2012 primarily resulted from increased barge construction and deferred retirements due to strong demand and resulting capacity shortages.

During 2010, the Company estimated that industry wide approximately 115 new tank barges were placed in service and an estimated 165 tank barges were retired. For 2011, the Company estimated that industry wide 160 tank barges were placed in service and an estimated 125 tank barges were retired. Due to the improved demand during 2011 for inland petrochemical and black oil barges and federal tax incentives on new equipment, the Company estimated that industry wide 260 tank barges were placed in service during 2012 and an estimated 110 tank barges were retired.  During 2012, due to continued strong demand and federal tax incentives on new equipment, the Company estimates that approximately 250 tank barges were ordered for delivery throughout 2013 and many older tank barges will be retired, dependent on 2013 market conditions. The risk of an oversupply of tank barges may be mitigated by continued increased petrochemical and black oil volumes and the fact that the inland tank barge industry has a mature fleet, with approximately 900 tank barges over 30 years old and approximately 500 of those over 35 years old, which may lead to retirement of older tank barges.

The average age of the nation’s inland tank barge fleet is 20 years, with 29% of the fleet built in the last 10 years. Single hull barges comprise approximately 2% of the nation’s tank barge fleet, with an average age of 39 years. The Company does not operate any single hull inland tank barges. Single hull barges are being driven from the nation’s tank barge fleet by market forces, stringent environmental regulations and rising maintenance costs. Single hull tank barges are required by current federal law to be retrofitted with double hulls or phased out of domestic service by December 31, 2014. Market bias may also result in reduced lives for single hull tank barges industry wide.

The Company’s inland marine transportation segment also owns a two-thirds interest in Osprey Line, L.L.C. (“Osprey”), transporter of project cargoes and cargo containers by barge on the United States inland waterway system.

Coastal Tank Barge Industry

The Company also operates in the United States coastal tank barge industry, primarily operating tank barges in the 195,000 barrel or less category. This market is composed of approximately 15 large integrated transportation companies and small operators. The coastal tank barge industry provides marine transportation of bulk liquid cargoes along the United States Atlantic, Gulf and Pacific coasts, in Alaska and Hawaii and to a lesser extent on the Great Lakes. Products transported are primarily refined petroleum products, black oil products from refineries and storage facilities to a variety of destinations, including other refineries, distribution terminals, power plants and ships, the movement of crude oil and condensate to Gulf Coast and Northeast refineries and the movement of petrochemicals from Gulf Coast petrochemical facilities to end users.

The number of coastal tank barges that operate in the 195,000 barrel or less category is approximately 267, of which the Company operates 81 or approximately 30%. The average age of the nation’s coastal tank barge fleet is 14 years.

Competition in the Tank Barge Industry

The tank barge industry remains very competitive. Competition in this business has historically been based primarily on price; however, most of the industry’s customers, through an increased emphasis on safety, the environment, quality and a trend toward a “single source” supply of services, are more frequently requiring that their supplier of tank barge services have the capability to handle a variety of tank barge requirements. These requirements include distribution capability throughout the inland waterway system and coastal markets, with high levels of flexibility, safety, environmental responsibility and financial responsibility, as well as adequate insurance and high quality of service consistent with the customer’s own operational standards.

In the inland markets, the Company’s direct competitors are primarily noncaptive inland tank barge operators. “Captive” fleets are owned by major oil and petrochemical companies which occasionally compete in the inland tank barge market, but primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 841 tank barges as of February 22, 2013, or approximately 26% of the estimated total number of domestic inland tank barges.

In the coastal markets, the Company’s direct competitors are the operators of United States ocean-going tank barges and United States refined petroleum products tankers, including the captive fleets of major oil companies. The Company is the largest coastal tank barge carrier in the 195,000 barrel or less class.

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

Marine Transportation Acquisitions

On December 14, 2012, the Company completed the acquisition of Penn Maritime Inc. and Maritime Investments LLC (“Penn”), an operator of tank barges and tugboats participating in the coastal transportation of primarily black oil products in the United States.  The total value of the transaction was $300,192,000, before post-closing adjustments and excluding transaction fees, consisting of $145,855,000 of cash, $29,080,000 through the issuance of 500,000 shares of Company common stock valued at $58.16 per share, and $125,257,000 in cash for the retirement of Penn’s debt.  Penn’s fleet, comprised of 18 double hull tank barges with a capacity of 1.9 million barrels and 16 tugboats, operates along the East Coast and Gulf Coast of the United States.  Penn’s tank barge fleet had an average age of approximately 13 years with a product mix that consists of primarily refinery feedstocks, asphalt and crude oil.  Penn’s customers include major oil companies and refiners.

On November 1, 2012, the Company purchased from Allied Transportation Company “(Allied”) 10 coastal tank barges with a total capacity of 680,000 barrels, three offshore dry-bulk barges with a total capacity of 48,000 deadweight tons and seven coastal tugboats for $107,014,000 in cash, before post-closing adjustments and excluding transaction fees, including a provision for up to $10,000,000 that will be paid contingent on developments with the sugar provisions in the United States Farm Bill. The fair value of the contingent liability recorded at the acquisition date was $9,756,000.  Allied provided coastal transportation of petrochemicals as well as dry sugar products in the Northeast, Atlantic and Gulf Coast regions of the United States.

On December 15, 2011, the Company completed the purchase of the coastal tank barge fleet of Seaboats, Inc. and affiliated companies (“Seaboats”) consisting of three 80,000 barrel coastal tank barge and tugboats for $42,745,000 in cash. The three coastal tank barge and tugboats currently operate along the United States East Coast and had an average age of five years.

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

Products Transported

The Company transports petrochemicals, refined petroleum products, black oil products and agricultural chemicals by tank barge throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii.  During 2012, the Company’s inland marine transportation operation moved over 53 million tons of liquid cargo on the United States inland waterway system.

Petrochemicals. Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene and caustic soda, all consumed in the production of paper, fibers and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented 51% of the segment’s 2012 revenues. Customers shipping these products are refining and petrochemical companies.

Refined Petroleum Products. Refined petroleum products transported include the various blends of finished gasoline, gasoline blendstocks, jet fuel, No. 2 oil, naphtha, heating oil and diesel fuel, and represented 26% of the segment’s 2012 revenues. The Company also classifies ethanol in the refined petroleum product category. Customers are oil and refining companies, marketers and ethanol producers.

Black Oil Products. Black oil products transported include such products as residual fuel oil, No. 6 fuel oil, coker feedstock, vacuum gas oil, asphalt, carbon black feedstock, crude oil and ship bunkers (engine fuel). Such products represented 19% of the segment’s 2012 revenues. Black oil customers are refining companies, marketers and end users that require the transportation of black oil products between refineries and storage terminals, to refineries and to power plants. Ship bunkers customers are oil companies and oil traders in the bunkering business.

Agricultural Chemicals. Agricultural chemicals transported represented 4% of the segment’s 2012 revenues. They include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of domestic and foreign producers of such products.

Demand Drivers in the Tank Barge Industry

Demand for tank barge transportation services is driven by the production volumes of the bulk liquid commodities transported by barge. Marine transportation demand for the segment’s four primary commodity groups, petrochemicals, refined petroleum products, black oil products and agricultural chemicals, is based on differing circumstances. While the demand drivers of each commodity are different, the Company has the flexibility in certain cases of re-allocating inland equipment and coastal equipment between the petrochemical and refined products markets as needed.

Bulk petrochemical volumes have historically tracked the general domestic economy and correlate to the United States Gross Domestic Product. However, during late 2010, 2011 and 2012, production volumes of United States petrochemical plants continued to steadily improve for both domestic consumption and exports, despite the United States economy which remained sluggish, with consistently high unemployment levels and weak consumer confidence. Lower priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers and led to the increased production levels. As a result of the higher United States petrochemical production levels, marine transportation volumes for basic petrochemicals for both domestic consumers and terminals for export destinations improved. Petrochemical products are used primarily in consumer non-durable and durable goods. With the Allied acquisition on November 1, 2012, the Company began moving petrochemicals from Gulf Coast petrochemical plants primarily to East Coast destinations.

Refined petroleum product volumes are driven by United States gasoline and diesel fuel consumption, principally vehicle usage, air travel and weather conditions. Volumes can also relate to gasoline inventory imbalances within the United States. Generally, gasoline and No. 2 oil are exported from the Gulf Coast where refining capacity exceeds demand. The Midwest is a net importer of such products. Volumes were also driven by heavier volumes of diesel fuel transported to terminals along the Gulf Coast for export to South America.  Ethanol, produced in the Midwest, is moved from the Midwest to Gulf Coast customers; however, during 2012 ethanol volumes declined significantly due to the high price of corn, the major feedstock for United States ethanol production. In the coastal trade, tank barges are frequently used to transport refined petroleum products from a coastal refinery or terminals served by pipelines to the end markets. Many coastal areas have access to refined petroleum products only by using marine transportation as the last link in the distribution chain.

The demand for black oil products, including ship bunkers, varies by type of product transported. Demand for transportation of residual oil, a heavy by-product of refining operations, varies with refinery utilization and usage of feedstocks. During 2011 and 2012, the black oil products market continued to improve primarily due to strong demand driven by steady refinery production levels from major customers, the export of heavy fuel oil, demand for crude oil transportation from the Eagle Ford shale formations in South Texas both along the Gulf Intracoastal Waterway and in the Gulf of Mexico, and for the movement of Canadian and Bakken crude oil downriver from the Midwest to the Gulf Coast.  Bakken crude oil was also moved from Albany, New York down the Hudson River to East Coast refineries.  Asphalt shipments are generally seasonal, with higher volumes shipped during April through November, months when weather allows for efficient road construction. Carbon black feedstock shipments generally track the general economy and are used in the production of automobiles and related parts, and in housing applications.   With the Penn acquisition on December 14, 2012, the Company's movements of black oil products increased, specifically residual fuel oil and asphalt along the United States East and Gulf Coasts.

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

Marine Transportation Operations

The marine transportation segment operates a fleet of 841 inland tank barges and 253 inland towboats, as well as 81 coastal tank barges and 86 coastal tugboats. The segment also operates eight offshore barge and tugboats units transporting dry-bulk commodities in coastal trade.

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

The marine transportation inland operation moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the inland tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 841 inland tank barges currently operated, 650 are petrochemical and refined products barges, 117 are black oil barges, 59 are pressure barges, 10 are refrigerated anhydrous ammonia barges and 5 are specialty barges. Of the 841 inland tank barges, 792 are owned by the Company and 49 are leased.

The fleet of 253 inland towboats ranges from 800 to 5200 horsepower. Of the 253 inland towboats, 181 are owned by the Company and 72 are chartered. Towboats in the 800 to 2000 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1400 to 3200 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3600 horsepower are typically used on the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 to 30,000 tons.

Marine transportation services for inland movements are conducted under long-term contracts, typically ranging from one to five years, some of which have renewal options, with customers with whom the Company has traditionally had long-standing relationships, as well as under spot contracts. During 2012 and 2011, approximately 75% of inland marine transportation revenues were from term contracts and 25% from spot contracts.

All of the Company’s inland tank barges used in the transportation of bulk liquid products are of double hull construction and, where applicable, are capable of controlling vapor emissions during loading and discharging operations in compliance with occupational health and safety regulations and air quality regulations.

The Company is one of the few inland tank barge operators with the ability to offer to its customers distribution capabilities throughout the Mississippi River System and the Gulf Intracoastal Waterway. Such distribution capabilities offer economies of scale resulting from the ability to match tank barges, towboats, products and destinations more efficiently.

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

Kirby Logistics Management (“KLM”) is a division of Kirby Inland Marine providing shore-based tankerman and support services to the Company and third parties. Services provided by KLM include barge tankermen, marine terminal, refinery and chemical plant dock operators, and terminal management services. KLM’s services to the Company and third parties cover the Gulf Coast, mid-Mississippi Valley, and the Ohio River Valley. During 2012, KLM’s approximately 115 shore tankermen/operators completed approximately 21,300 tank barge cargo transfers and provided in-plant services at 16 third party facilities.

The Company owns a two-thirds interest in Osprey, which transports project cargoes and cargo containers by barge on the United States inland waterway system.

Coastal Operations. The segment’s coastal operations are conducted through wholly owned subsidiaries, Kirby Offshore Marine and Kirby Ocean Transport Company (“Kirby Ocean Transport”).

Kirby Offshore Marine provides marine transportation of refined petroleum products, petrochemicals and black oil products in coastal regions of the United States. The coastal operations consist of the Atlantic, New York, Pacific and Hawaii Divisions.

The Atlantic Division primarily operates along the eastern seaboard of the United States and along the Gulf Coast. The Atlantic Division vessels call on coastal states from Maine to Texas, servicing refineries, storage terminals and power plants. The Atlantic Division also operates equipment, to a lesser extent, in the Caribbean, and in Venezuela and the Eastern Canadian provinces. The tank barges and tugboats operating in the Atlantic Division are among the largest, with tank barges ranging in the 18,000 to 188,000 barrel capacity range and coastal tugboats in the 1000 to 8000 horsepower range, transporting primarily refined petroleum products, petrochemicals and black oil products.

The New York Division primarily operates in the New York Harbor, close to container terminals, cruise piers, refineries and petroleum storage facilities. The New York Division also performs coastal voyages between Maine and Norfolk, Virginia and manages operations in Philadelphia. The New York Division’s fleet consists of tank barges in the 10,000 to 89,000 barrel capacity range and tugboats in the 1800 to 4000 horsepower range, transporting refined petroleum products for local and regional customers, and black oil products to power generation customers and delivering bunker fuel to ships.

The Pacific Division primarily operates along the Pacific Coast of the United States, servicing refineries and storage terminals from Southern California to Washington State, throughout Alaska, including Dutch Harbor, Cook Inlet and the Alaska River Systems, and from California to Hawaii. The Pacific Division’s fleet consists of tank barges in the 13,000 to 193,000 barrel capacity range and tugboats in the 1000 to 11000 horsepower range, transporting primarily refined petroleum products.

The Hawaii Division services local petroleum retailers and oil companies distributing refined petroleum products and black oil products between the Hawaiian islands and provides other services to the local maritime community. The Hawaii Division’s fleet consists of tank barges in the 53,000 to 86,000 barrel capacity range and tugboats in the 1200 to 7200 horsepower range, transporting refined petroleum products for local and regional customers, and black oil products to power generation customers and delivering bunker fuel to ships. The Hawaii Division also provides service docking, standby tug assistance and line handling to vessels using the Single Point Mooring installation at Barbers Point, Oahu, a facility for large tankers to safely load and discharge their cargos through an offshore buoy and submerged pipeline without entering the port.

The coastal transportation of refined petroleum products and black oil products is impacted by seasonality, partially dependent on the area of operations. Operations along the West Coast and in Alaska have been subject to more seasonal variations in demand than the operations along the East Coast and Gulf Coast regions. Seasonality generally does not impact the Hawaiian market. Movements of refined petroleum products such as various blends of gasoline are strongest during the summer driving season while heating oil generally increases during the winter months.

The coastal fleet consists of 81 tank barges, 79 of which are double hull and two of which are single hull, with 6.3 million barrels of capacity, primarily transporting refined petroleum products, black oil products and petrochemicals. Of the 81 coastal tank barges currently operating, 50 are refined products and petrochemical barges and 31 are black oil barges.  The Company owns 69 of the coastal tank barges and 12 are leased. The Company operates 86 coastal tugboats ranging from 1000 to 11000 horsepower, 83 of which are owned and three are chartered. Tugboats in the 1800 to 4000 horsepower classes provide power for barges used in the New York Division. Tugboats in the 1000 to 11000 horsepower classes provide power for barges used in the Atlantic, Pacific and Hawaii Divisions.

Coastal marine transportation services are conducted under long-term contracts, primarily one year or longer, some of which have renewal options for customers with which the Company has traditionally had long-standing relationships, as well as under spot contracts. During 2012, approximately 60% of the coastal marine transportation revenues were under term contracts and 40% were spot contract revenues.

Kirby Offshore Marine also operates a fleet of four offshore dry-bulk barges and tugboats involved in the transportation of sugar and other dry products between Florida and East Coast ports.  These vessels primarily operate under contracts of affreightment that are typically one year or less in length.

Kirby Ocean Transport owns and operates a fleet of four offshore dry-bulk barges, four offshore tugboats and one docking tugboat. Kirby Ocean Transport operates primarily under term contracts of affreightment, including a contract that expires in 2020 with Progress Energy Florida (“PEF”) to transport coal across the Gulf of Mexico to PEF’s power generation facility at Crystal River, Florida.

Kirby Ocean Transport also has a contract with Holcim (US) Inc. (“Holcim”) to transport Holcim’s limestone requirements from a facility adjacent to the PEF facility at Crystal River to Holcim’s plant in Theodore, Alabama. The Holcim contract, which expires in March 2013, provides cargo for a portion of the return voyage for the vessels that carry coal to PEF’s Crystal River facility. Kirby Ocean Transport is also engaged in the transportation of coal, fertilizer and other bulk cargoes on a short-term basis between domestic ports and occasionally the transportation of grain from domestic ports to ports primarily in the Caribbean Basin.

Contracts and Customers

Marine transportation inland and coastal services are conducted under term contracts, typically ranging from one to five years, some of which have renewal options, for customers with whom the Company has traditionally had long-standing relationships, as well as under spot contracts. The majority of the marine transportation contracts with its customers are for terms of one year. Most have been customers of the Company’s marine transportation segment for several years and management anticipates continued relationships; however, there is no assurance that any individual contract will be renewed.

A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 57% of the marine transportation’s inland revenues under term contracts during 2012, 55% of revenue under term contracts during 2011 and 52% of the revenue under term contracts during 2010. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. The Company typically maintains a higher mix of term contracts to spot contracts to provide the Company with a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. During 2010, 2011 and 2012, approximately 75% of marine transportation’s inland revenues were from term contracts and 25% from spot contracts. During 2011 and 2012, approximately 60% of the marine transportation’s liquid coastal revenues were under term contracts and 40% from spot contracts.  As of December 31, 2012, with the acquisitions of Allied and Penn, along with stronger demand for coastal tank barges, approximately 70% of the coastal revenues were under term contracts. Coastal time charters represented approximately 90% of the marine transportation coastal revenues under term contracts during 2011 and 2012.

No single customer of the marine transportation segment accounted for more than 10% of the Company’s revenues in 2011 and 2012. Dow Chemical Company (“Dow”), with which the Company has a contract through 2016, accounted for 12% of the Company’s revenues in 2010. SeaRiver Maritime, Inc. (“SeaRiver”), the United States transportation affiliate of Exxon Mobil Corporation, with which the Company has a contract through 2017, accounted for 11% of the Company’s revenues in 2010.

Employees

The Company’s marine transportation segment has approximately 3,300 employees, of which approximately 2,500 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operation is composed of approximately 900 vessel employees some of which are subject to collective bargaining agreements in certain geographic areas. Approximately 575 Kirby Offshore Marine vessel crew members employed in the Atlantic Division are subject to a collective bargaining agreement with the Richmond Terrace Bargaining Unit that is in effect through January 2015.  Approximately 10 employees in the New York Harbor/Philadelphia area are subject to a collective bargaining agreement with the International Longshoremen's Association ("ILA") 333 through May 2014.  With respect to Penn, approximately 150 vessel crew members are represented by the Seafarers International Union (“SIU”) under a collective bargaining agreement in effect through April 2015 in addition to approximately 50 vessel crew members who are subject to a collective bargaining agreement with the ILA 333 which is in effect through September 2013.

Properties

The principal office of Kirby Inland Marine, Kirby Offshore Marine, Kirby Ocean Transport and Osprey is located in Houston, Texas, in the Company’s facilities under a lease that expires in December 2015. The principal office of Penn is located in Stamford, Connecticut in a leased facility.  Kirby Inland Marine’s operating locations are on the Mississippi River at Baton Rouge and New Orleans, Louisiana, and Greenville, Mississippi, two locations in Houston, Texas, on and near the Houston Ship Channel, one in Miami, Florida, and one in Corpus Christi, Texas. The New Orleans and Houston facilities are owned, and the Baton Rouge, Greenville, Miami and Corpus Christi facilities are leased. KLM’s principal office is located in a facility owned by Kirby Inland Marine in Houston, Texas, near the Houston Ship Channel.  Kirby Offshore Marine’s operating facilities are located in Staten Island, New York, Seattle, Washington, Philadelphia, Pennsylvania and Honolulu, Hawaii. All operating facilities are leased, including pier and wharf facilities, and office and warehouse space.  Penn’s operating facilities are located in Staten Island, New York and Slidell, Louisiana in leased facilities.

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

Jones Act. The Jones Act is a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, manned by United States citizens, and owned and operated by United States citizens. For a corporation to qualify as United States citizens for the purpose of domestic trade it is to be 75% owned and controlled by United States citizens. The Company monitors citizenship and meets the requirements of the Jones Act for its vessels.

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

The Company presently pays a federal fuel user tax of 20.1 cents per gallon consisting of a .1 cent per gallon leaking underground storage tank tax and a 20 cents per gallon waterway user tax.

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

The Company manages its exposure to losses from potential discharges of pollutants through the use of well maintained and equipped vessels, through safety, training and environmental programs, and through the Company’s insurance program. In addition, the Company’s inland fleet consists entirely of double hull barges and with only two single hull barges in the coastal fleet. There can be no assurance, however, that any new regulations or requirements or any discharge of pollutants by the Company will not have an adverse effect on the Company.

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

Insurance. The Company’s marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of bulk cargo in a marine environment. These hazards include the risk of loss of or damage to the Company’s vessels, damage to third parties as a result of collision, fire or explosion, loss or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company’s vessels is insured through hull insurance currently insuring approximately $3 billion in hull values. Liabilities such as collision, cargo, environmental, personal injury and general liability are insured up to $1 billion per occurrence.

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

Centralized training is provided through the Operations Personnel and Training Department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company’s operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company’s training facility includes state-of-the-art equipment and instruction aids, including a full bridge wheelhouse simulator, a working towboat, two tank barges and a tank barge simulator for tankermen training.  During 2012, approximately 3,026 certificates were issued for the completion of courses at the training facility, of which 1,266 were USCG approved classes and the balance were employee development and Company required classes, including Leadership, Safety by Choice and Defensive Driving.

Quality. Kirby Inland Marine and Kirby Ocean Transport have made a substantial commitment to the implementation, maintenance and improvement of Quality Assurance Systems in compliance with the International Quality Standard, ISO 9001 and are currently certified. Kirby Offshore Marine is certified under ABS HSQE. These Quality Assurance Systems and HSQE certification have enabled both shore and vessel personnel to effectively manage the changes which occur in the working environment. In addition, such Quality Assurance Systems and ABS HSQE certification have enhanced the Company’s safety and environmental performance.

DIESEL ENGINE SERVICES

The Company, through its wholly owned subsidiary Kirby Engines Systems, Inc. (“Kirby Engine Systems”), is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and reduction gears, and related parts sales used in marine and power generation applications, and distributes and services high-speed diesel engines and transmissions, pumps and compression products, and manufactures oilfield service equipment, including pressure pumping units, used in land-based pressure pumping, oilfield service, power generation and transportation applications.

For the marine market, the Company sells Original Equipment Manufacturers (OEM) replacement parts, provides service mechanics to overhaul and repair engines and reduction gears, and maintains facilities to rebuild component parts or entire engines and reduction gears. For the power generation market, the Company provides engineering and field services OEM replacement parts and safety-related products to power generation operators and to the nuclear industry, and manufactures engine generator and pump sets for the power generation operators and municipalities.

In April 2011, the Company expanded its diesel engine services operation with the purchase of United Holdings LLC (“United”), a manufacturer, diesel engine and transmission distributor and service provider for the land-based oil and gas services market, oil and gas operators and producers, compression companies, power generation companies, on-highway transportation companies and agricultural markets. United’s principal businesses are the distribution and service of diesel engines, pumps and transmissions, the manufacture and remanufacture of oilfield service equipment, including pressure pumping units, and the manufacture of compression equipment for natural gas transmission and for natural gas fired power generation plants.

No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2012, 2011 or 2010. The diesel engine services segment also provides service to the Company’s marine transportation segment, which accounted for approximately 4% of the diesel engine services segment’s 2012 revenues, 3% of 2011 revenues and 5% of 2010 revenues. Such revenues are eliminated in consolidation and not included in the table below.

The following table sets forth the revenues for the diesel engine services segment for the three years ended December 31, 2012 (dollars in thousands):

	2012		2011		2010
	Amounts	%	Amounts	%	Amounts	%
Manufacturing	$206,183	29%	$238,685	37%	$—	—%
Overhauls and service	358,626	51	277,924	42	123,009	63
Direct parts sales	138,956	20	139,201	21	71,502	37
	$703,765	100%	$655,810	100%	$194,511	100%

Diesel Engine Services Acquisitions

On December 28, 2012, the Company purchased the assets of Flag Service & Maintenance, Inc. (“Flag”) for $5,100,000 in cash, before post-closing adjustments. Flag was an East Coast high-speed diesel engine service provider, operating factory-authorized full service marine dealerships for Caterpillar, Cummins, MTU and John Deere diesel engines.

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

Marine Operations

The Company is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and reduction gears, line boring, block welding services and related parts sales for customers in the marine industry, which represented 21% of the segment’s 2012 revenues. Medium-speed diesel engines have an engine speed of 400 to 1000 revolutions per minute (“RPM”) with a horsepower range of 800 to 32000. High-speed diesel engines have an engine speed of over 1000 RPM and a horsepower range of 50 to 8375. The Company services medium-speed and high-speed diesel engines utilized in the inland and offshore barge industries. It also services marine equipment and offshore drilling equipment used in the offshore petroleum exploration and oil service industry, marine equipment used in the offshore commercial fishing industry and vessels owned by the United States government.

The Company has marine operations throughout the United States providing in-house and in-field repair capabilities and related parts sales. The Company’s emphasis is on service to its customers, and it sends its crews from any of its locations to service customers’ equipment anywhere in the world. The medium-speed operations are located in Houma, Louisiana, Chesapeake, Virginia, Paducah, Kentucky, Seattle, Washington and Tampa, Florida. The operations based in Chesapeake, Virginia and Tampa, Florida are authorized distributors for 17 eastern states and the Caribbean for Electro-Motive Diesel, Inc. (“EMD”). The marine operations based in Houma, Louisiana, Paducah, Kentucky and Seattle, Washington are nonexclusive authorized service centers for EMD providing service and related parts sales. The Company is also the distributor and representative for Alfa Laval separators, plate heat exchangers, fresh water makers and decanters on the East Coast, Gulf Coast, Midwest and West Coast.  All of the marine locations are authorized distributors for Falk Corporation reduction gears and Oil States Industries, Inc. clutches. The Chesapeake, Virginia operation concentrates on East Coast inland and offshore dry-bulk, tank barge and harbor docking operators, the USCG and United States Navy (“Navy”). The Houma, Louisiana operation concentrates on the inland and offshore barge and oil services industries. The Tampa, Florida operation concentrates on Gulf of Mexico offshore dry-bulk, tank barge and harbor docking operators. The Paducah, Kentucky operation concentrates on the inland river towboat and barge operators and the Great Lakes carriers. The Seattle, Washington operation concentrates on the offshore commercial fishing industry, tugboat and barge industry, the USCG and Navy, and other customers in Alaska, Hawaii and the Pacific Rim.

The high-speed operations are located in Houma, Baton Rouge, Belle Chasse and New Iberia, Louisiana, Paducah, Kentucky, Mobile, Alabama, Houston, Texas and Thorofare, New Jersey.  The Company serves as a factory-authorized marine dealer for Caterpillar diesel engines in Alabama, Kentucky, Louisiana and New Jersey. The Company also operates factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere diesel engines, as well as Allison transmissions and Twin Disc marine gears. High-speed diesel engines provide the main propulsion for approximately 75% of the United States flag commercial vessels and other marine applications, including engines for power generators and barge pumps.

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

Power Generation Operations

The Company is engaged in the overhaul and repair of diesel engines and reduction gears, line boring, block welding service and related parts sales for power generation customers, which represented 7% of the segment’s 2012 revenues. The Company is also engaged in the sale and distribution of diesel engines parts, governors and diesel generator packages to the nuclear industry. The Company services users of diesel engines that provide standby, peak and base load power generation.

The Company provides in-house and in-field repair capabilities and safety-related products to power generation operators from its Rocky Mount, North Carolina, Paducah, Kentucky and Seattle, Washington locations. The operation based in Rocky Mount, North Carolina is an EMD authorized distributor for 17 eastern states and the Caribbean for power generation applications, and provides in-house and in-field service. The Rocky Mount operation is also the exclusive worldwide distributor of EMD products to the nuclear industry, the exclusive worldwide distributor for Woodward, Inc. products to the nuclear industry, the worldwide distributor of Cameron Process and Compression, and Systems Group of Cameron, products to the nuclear industry, and owns the assets and technology necessary to support the Nordberg medium-speed diesel engines used in nuclear applications. In addition, the Rocky Mount operation is an exclusive distributor for Norlake Manufacturing Company transformer products to the nuclear industry and a non-exclusive distributor of analog Weschler Instruments metering products and an exclusive distributor of digital Weschler metering products to the nuclear industry.

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

As noted under Power Generation Operations above, the Company is the exclusive worldwide distributor of EMD, Cameron, Woodward, Nordberg and Norlake parts for the nuclear industry, and non-exclusive distributor of Weschler parts for the nuclear industry. Specific regulations relating to equipment used in nuclear power generation require extensive testing and certification of replacement parts. Non-genuine parts and OEM parts not properly tested and certified cannot be used in nuclear applications.

Land-Based Operations

The Company is engaged in the distribution and service of diesel engines, pumps and transmissions, the manufacture and remanufacture of oilfield service equipment and the manufacture of compression equipment for natural gas transmission and for natural gas fired power generation plants, all of which represented 72% of the segment’s 2012 revenues. The Company offers a full line of custom fabricated oilfield service equipment, fully tested and field ready. The Company manufactures products or components that are purchased by a company and marketed under the purchasing company’s brand name. The Company distributes, sells parts and services diesel engines and transmissions for on and off-highway use and provide in-house and in-field service capabilities. The Company is the largest off-highway distributor for Allison, a major distributor for MTU in North America, and a distributor for Isuzu diesel engines. The Company is also the exclusive distributor for Daimler for engines and related equipment in Oklahoma, Arkansas and Louisiana. The Company manufactures and remanufacturers oilfield service equipment, including pressure pumping units, nitrogen pumping units, cementers, hydration equipment, mud pumps and blenders. The Company also manufactures and packages custom compressor systems, including electric motor driven systems, natural gas driven systems and industrial air systems, and manufactures natural gas General Motors and Isuzu diesel-powered engines for a variety of applications from 40 to 500 horsepower. Lastly, the Company is a dealer for Thermo King refrigerated systems for trucks, railroad cars and other land transportation markets in south and central Texas.

The Company’s land-based operation is based in Oklahoma City, Oklahoma with 20 locations across seven states in key oil and gas producing regions and major transportation corridors. The distribution and service facilities are located in Oklahoma City and Tulsa, Oklahoma, Little Rock and Van Buren, Arkansas and Shreveport, Louisiana. The Company’s manufacturing facilities are located in five locations in Oklahoma City and one location each in Henderson, Colorado, Casper, Wyoming, Billings, Montana and Lubbock and Amarillo, Texas. The Company’s refrigeration facilities are located in Houston, Pharr, Laredo, San Antonio and Austin, Texas.

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

Employees

The Company’s diesel engine services segment has approximately 1,275 employees. None of the segment’s operations are subject to collective bargaining agreements.

Properties

The principal offices of the diesel engine services segment are located in Houma, Louisiana and Oklahoma City, Oklahoma.

The marine and power generation businesses operate 13 parts and service facilities, with two facilities located in Houma, Louisiana, and one facility each located in Baton Rouge, Belle Chasse and New Iberia, Louisiana, Mobile, Alabama, Houston, Texas, Chesapeake, Virginia, Rocky Mount, North Carolina, Paducah, Kentucky, Tampa, Florida, Seattle, Washington and Thorofare, New Jersey.  All of these facilities are leased except the Houma, Belle Chasse and New Iberia, Louisiana facilities, which are owned by the Company.

The land-based business operates 20 distribution and service and manufacturing facilities across seven states in key oil and gas producing regions and major transportation corridors. The distribution and service facilities are located in Oklahoma City and Tulsa, Oklahoma, Little Rock and Van Buren, Arkansas and Shreveport, Louisiana. The Oklahoma City, Oklahoma, Shreveport, Louisiana and the Little Rock, Arkansas facilities are owned by the Company and the Tulsa, Oklahoma and Van Buren, Arkansas facilities are leased. The Company’s manufacturing facilities are located in five locations in Oklahoma City and one location each in Henderson, Colorado, Casper, Wyoming, Billings, Montana and Lubbock and Amarillo, Texas. All of the manufacturing facilities are leased except for one location in Oklahoma City, Oklahoma, and the facilities in Henderson, Colorado and Lubbock and Amarillo, Texas, which are owned by the Company. The Company’s refrigeration facilities are located in Houston, Pharr, Laredo, San Antonio and Austin, Texas. All of these facilities are leased except for the San Antonio facility which is owned by the Company.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Positions and Offices
Joseph H. Pyne	65	Chairman of the Board and Chief Executive Officer
Gregory R. Binion	48	President and Chief Operating Officer
David W. Grzebinski	51	Executive Vice President and Chief Financial Officer
David D. Whisenhunt	60	Executive Vice President — Engine Services
William G. Ivey	69	President — Kirby Inland Marine
James F. Farley	61	President — Kirby Offshore Marine
Bill F. Moore, Jr.	60	President — United
Dorman L. Strahan	56	President — Kirby Engine Systems
Ronald A. Dragg	49	Vice President and Controller
G. Stephen Holcomb	67	Vice President — Investor Relations and Assistant Secretary
Amy D. Husted	44	Vice President — Legal
David R. Mosley	48	Vice President and Chief Information Officer
Christian G. O’Neil	40	Vice President — Human Resources
Joseph H. Reniers	38	Vice President — Supply Chain
Renato A. Castro	41	Treasurer

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

David W. Grzebinski is a Chartered Financial Analyst and holds a Masters in Business Administration degree from Tulane University and a degree in chemical engineering from the University of South Florida. He has served as Chairman of Kirby Offshore Marine since February 2012 and as Executive Vice President and Chief Financial Officer since March 2010, having joined the Company in February 2010. Prior to joining the Company, he served in various administrative positions since 1988 with FMC Technologies Inc. ("FMC"), including Controller, Energy Services, Treasurer, and Director of Global SAP and Industry Relations. Prior to joining FMC, he was employed by Dow.

David D. Whisenhunt holds a degree in finance from the University of Texas. He has served the Company as Executive Vice President — Diesel Engine Services since July 2011. Prior to joining the Company in 2011, he served as President of ProEnergy EPC Services LLC from 2008 to 2011, President of Wood Group Power Solutions, Inc. from 2001 to 2008 and Vice President of General Electric Company Packaged Power from 1998 to 2001. From 1976 to 1998, he served in various positions with Stewart & Stevenson Services, Inc., including Vice President of Gas Turbine Services from 1991 to 1998.

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

James F. Farley holds a Master of Science degree from Thunderbird School of Global Management and a bachelor of arts degree from Texas Tech University. He has served the Company as President of Kirby Offshore Marine since February 2012 and served as Executive Vice President – Operations of Kirby Inland Marine from 2003 to February 2012. Prior to joining the Company in 2003, he held senior level marketing, logistics and operations positions in the marine transportation industry.

Bill F. Moore, Jr. holds a degree in business administration from Oklahoma State University. He has served the Company as President of United since April 2011. Prior to joining the Company in April of 2011 with the acquisition of United, he served as President and Chief Executive Officer of United from 2008 to April 2011. From 1974 to 2008 he held various sales and management positions with United, including various Vice President positions.

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

Christian G. O’Neil holds a Masters in Business Administration degree from Rice University, a doctorate of jurisprudence from Tulane University and a bachelor of arts degree from Southern Methodist University. He has served the Company as Vice President – Human Resources since April 2012.  He also served as Vice President – Sales for Kirby Inland Marine from 2009 to March 2012 and President of Osprey from 2006 through 2008.  He has also served in various sales and business development roles at the Company and Osprey.  Prior to joining the Company, he served as Sales Manager and Fleet Manager at Hollywood Marine after joining Hollywood in 1997.

Joseph H. Reniers holds a degree in mechanical engineering from the United States Naval Academy and a Masters in Business Administration from the University of Chicago Booth School of Business. He has served as Vice President — Supply Chain since April 2012 and served as Vice President – Human Resources from March 2010 to April 2012. Prior to joining the Company, he was a management consultant with McKinsey & Company serving a wide variety of industrial clients. Prior to joining McKinsey, he served as a nuclear power officer in the Navy.

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

The Company is subject to adverse weather conditions in its marine transportation and diesel engine services segments. The Company’s marine transportation segment is subject to weather conditions on a daily basis. Adverse weather conditions such as high or low water on the inland waterway systems, fog and ice, tropical storms, hurricanes and tsunamis on both the inland waterway systems and throughout the United States coastal waters can impair the operating efficiencies of the marine fleet. Such adverse weather conditions can cause a delay, diversion or postponement of shipments of products and are totally beyond the control of the Company. In addition, adverse water and weather conditions can negatively affect a towing vessel’s performance, tow size, loading drafts, fleet efficiency, place limitations on night passages and dictate horsepower requirements. During 2012, low water throughout the Mississippi River System negatively impacted the 2012 second, third and fourth quarters, Hurricane Isaac negatively impacted the 2012 third quarter and Hurricane Sandy negatively impacted the 2012 fourth quarter, all by an estimated $.06 to $.07 per share in the aggregate.  During the 2011 second quarter, high water and flooding throughout the Mississippi River System and along the Gulf Intracoastal Waterway near Morgan City negatively impacted the quarter by an estimated $.07 per share. During 2010, the Company experienced more favorable weather conditions and water levels. The Company's diesel engine services segment is subject to tropical storms and hurricanes impacting its coastal locations and tornadoes impacting its Oklahoma facilities. The Company’s operations for 2011 and 2010 were not materially affected by hurricanes, tropical storms or tornadoes.

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

The Company transports a wide variety of petrochemicals, refined petroleum products, black oil products and agricultural chemicals throughout the Mississippi River System, the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company manages its exposure to losses from potential discharges of pollutants through the use of well maintained and equipped tank barges and towing vessels, through safety, training and environmental programs, and through the Company’s insurance program, but a discharge of pollutants by the Company could have an adverse effect on the Company.

The Company’s marine transportation segment is dependent on its ability to adequately crew its towing vessels. The Company’s towing vessels are crewed with employees who are licensed or certified by the USCG, including its captains, pilots, engineers and tankermen. The success of the Company’s marine transportation segment is dependent on the Company’s ability to adequately crew its towing vessels. As a result, the Company invests significant resources in training its crews and providing crew members an opportunity to advance from a deckhand to the captain of a Company towboat or tugboat, or on the coastal tugboats from a deckhand to the chief engineer. Lifestyle issues are a deterrent for employment for inland and coastal crew members. Inland crew members generally work a 20 days on, 10 days off rotation, or a 30 days on, 15 days off rotation. For the coastal fleet, crew members are generally required to work a 14 days on, 14 days off, 21 days on, 21 days off or 30 days on, 30 days off rotation, dependent upon the location. With the continued high unemployment rates during 2010, 2011 and 2012 associated with the economic recession, crewing levels have remained adequate.

The Company’s marine transportation segment has approximately 3,300 employees, of which approximately 2,500 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operation is composed of approximately 900 vessel employees some of which are subject to collective bargaining agreements in certain geographic areas. Approximately 575 Kirby Offshore Marine vessel crew members employed in the Atlantic Division are subject to a collective bargaining agreement with the Richmond Terrace Bargaining Unit that is in effect through January 2015.  Approximately 10 employees in the New York Harbor/Philadelphia area are subject to a collective bargaining agreement with the ILA 333 through May 2014.  With respect to Penn, approximately 150 vessel crew members are represented by the SIU under a collective bargaining agreement in effect through April 2015 in addition to approximately 50 vessel crew members who are subject to a collective bargaining agreement with the ILA 333 which is in effect through September 2013.

Reduction in the number of acquisitions made by the Company may curtail future growth. Since 1987, the Company has been successful in the integration of 31 acquisitions in its marine transportation segment and 17 acquisitions in its diesel engine services segment. Acquisitions have played a significant part in the growth of the Company. The Company’s marine transportation revenue in 1987 was $40.2 million compared with $1.4 billion in 2012. Diesel engine services revenue in 1987 was $7.1 million compared with $703.8 million in 2012. While the Company is of the opinion that future acquisition opportunities exist in both its marine transportation and diesel engine services segments, the Company may not be able to continue to grow through acquisitions to the extent that it has in the past.

The Company’s failure to comply with the Foreign Corrupt Practices Act (“FCPA”) could have a negative impact on its ongoing operations. The Company’s operations outside the United States require the Company to comply with a number of United States and international regulations. For example, its operations in countries outside the United States are subject to the FCPA, which prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. The Company has internal control policies and procedures and has implemented training and compliance programs for its employees and agents with respect to the FCPA. However, the Company’s policies, procedures and programs may not always protect it from reckless or criminal acts committed by its employees or agents, and severe criminal or civil sanctions could be the result of violations of the FCPA. The Company is also subject to the risks that its employees, joint venture partners, and agents outside of the United States may fail to comply with other applicable laws.

The Company’s marine transportation segment is subject to the Jones Act. The Company’s marine transportation segment competes principally in markets subject to the Jones Act, a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, and manned and owned by United States citizens. The Company presently meets all of the requirements of the Jones Act for its vessels. The loss of Jones Act status could have a significant negative effect on the Company. The requirements that the Company’s vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the USCG, and the application of United States labor and tax laws increases the cost of United States flag vessels when compared with comparable foreign flag vessels. The Company’s business could be adversely affected if the Jones Act were to be modified so as to permit foreign competition that is not subject to the same United States government imposed burdens. Since the events of September 11, 2001, the United States government has taken steps to increase security of United States ports, coastal waters and inland waterways. The Company feels that it is unlikely that the current cabotage provisions of the Jones Act would be modified or eliminated in the foreseeable future.

The Secretary of Homeland Security is vested with the authority and discretion to waive the Jones Act to such extent and upon such terms as she may prescribe whenever she deems that such action is necessary in the interest of national defense. In response to the effects of Hurricanes Katrina and Rita, the Secretary of Homeland Security waived the Jones Act generally for the transportation of petroleum products from September 1 to September 19, 2005 and from September 26, 2005 to October 24, 2005. In June 2011, the Secretary of Homeland Security waived the Jones Act for the transportation of petroleum released from the Strategic Petroleum Reserve and in November 2012 waived the Jones Act for the transportation of refined petroleum products in the Northeast following Hurricane Sandy. Waivers of the Jones Act, whether in response to natural disasters or otherwise, could result in increased competition from foreign tank vessel operators, which could negatively impact the marine transportation segment.

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

The Company’s marine transportation segment is subject to volatility in the United States production of petrochemicals. For 2012, 51% of the marine transportation segment’s revenues were from the movement of petrochemicals, including the movement of raw materials and feedstocks from one refinery or petrochemical plant to another, as well as the movement of more finished products to end users and terminals for export. During 2012, petrochemical volumes continued to improve compared with 2011 and 2010 primarily due to lower priced domestic natural gas that improved the competitiveness of the United States petrochemical industry in global markets, thereby producing increased marine transportation volumes for basic petrochemicals to both domestic consumers and terminals for export destinations. This improvement in volumes was partially offset by the continued generally weak United States economy. Higher natural gas prices and other factors could negatively impact the United States petrochemical industry and its production volumes, which would negatively impact the Company.

The Company’s marine transportation segment could be adversely impacted by the construction of tank barges by its competitors. At the present time, there are an estimated 3,250 inland tank barges in the United States, of which the Company operates 841, or 26%. The number of tank barges peaked at an estimated 4,200 in 1982, slowly declined to 2,750 by 2003, and then gradually increased to an estimated 3,250 by the end of 2012 . The Company estimates that 160 tank barges were placed in service during 2011, of which 40 were for the Company, and an estimated 125 were retired, 66 of which were the Company’s. During 2012, the Company estimates that 260 tank barges were placed in service, of which 56 were for the Company, and  an estimated 110 tank barges were retired, 52 of which were the Company’s.  The Company estimates that approximately 250 tank barges were ordered during 2012 for delivery throughout 2013, 55 of which are for the Company, and many older tank barges will be retired, dependent on 2013 market conditions. The increase for both 2011 and 2012, and the orders for 2013, reflect the improved demand for inland petrochemical and black oil barges and federal tax incentives on new equipment.  Strong tank barge markets for 2011 and 2012 absorbed the additional capacity built by the industry.

The risk of an oversupply of inland tank barges may be mitigated by the fact that the inland tank barge industry has a mature fleet. Of the estimated 3,250 tank barges in the industry at the present time, approximately 500 are over 35 years old and approximately 300 of those are over 40 years old. With the high cost of maintaining the USCG certification requirements for older tank barges and the current low term contract and spot contract rate environment limiting recovery of maintenance costs for older barges, the Company expects older barges will continue to be removed from service and industry supply and demand will continue to slowly move closer to balance.

At the present time, with the industry coastal tank barge market utilization rates in the 80% to 90%  range, very few coastal tank barges were built during 2011 and  2012, and the Company believes no orders for coastal tank barges have been placed for 2013 deliveries.

Higher fuel prices could increase operating expenses. The cost of fuel during 2012 was approximately 14% of marine transportation revenue. All marine transportation term contracts contain fuel escalation clauses, or the customer pays for the fuel. However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to adjust to changes in fuel costs due to fuel price changes; however, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. Spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

Loss of a large customer or other significant business relationship could adversely affect the Company. Two marine transportation customers, Dow and SeaRiver, accounted for approximately 14% of the Company’s 2012 revenue, 16% of 2011 revenue and 23% of 2010 revenue. Although the Company considers its relationships with Dow and SeaRiver to be strong, the loss of either customer could have an adverse effect on the Company.

The Company’s diesel engine services segment has a 47-year relationship with EMD, the largest manufacturer of medium-speed diesel engines. In addition, the Company serves as both an EMD distributor and service center for select markets and locations for both service and parts. Sales and service of EMD products account for approximately 3% of the Company’s revenue for 2012. Although the Company considers its relationship with EMD to be strong, the loss of the EMD distributorship and service rights, or a disruption of the supply of EMD parts, could have a negative impact on the Company’s ability to service its customers.

United has maintained continuous exclusive distribution rights for MTU and Allison since 1946. United is one of MTU’s top five distributors of off-highway engines in North America, with exclusive distribution rights in Oklahoma, Arkansas, Louisiana and Mississippi. In addition, as a distributor of Allison products, United has distribution rights in Oklahoma, Arkansas and Louisiana. United is also the exclusive distributor for Daimler for engines and related equipment in Oklahoma, Arkansas and Louisiana. Sales and service of MTU and Allison products account for approximately 5% and 7%, respectively, of the Company’s revenue during 2012. Although the Company considers its relationships with MTU and Allison to be strong, the loss of MTU, Allison or Daimler distributorships and service rights, or a disruption of the supply of MTU or Allison parts, could have a negative impact on the Company’s ability to service its customers.

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

The diesel engine services industry is also very competitive. The segment’s primary marine competitors are independent diesel services companies and other factory-authorized distributors, authorized service centers and authorized marine dealers. Certain operators of diesel powered marine equipment also elect to maintain in-house service capabilities. In the power generation market, the primary competitors are other independent service companies. The segment’s land-based market’s principal competitors are independent diesel engine service and oilfield manufacturing companies and other factory-authorized distributors and service centers. In addition, certain oilfield service companies that are customers of the Company also manufacture and service a portion of their own oilfield equipment. Increased competition in the diesel engine services industry and continued low price of natural gas, and resulting decline in drilling for natural gas in North American shale formation, could result in less oilfield equipment being manufactured and remanufactured, lower rates for service and parts pricing and result in less manufacturing, remanufacturing, service and repair opportunities and parts sales for the Company.

Significant increases in the construction cost of inland tank barges and towboats may limit the Company’s ability to earn an adequate return on its investment in new tank barges and towboats. The price of steel increased significantly from 2006 to 2009, thereby increasing the construction cost of new tank barges and towboats. The Company’s average construction price for a new 30,000 barrel capacity inland tank barge ordered in 2008 for 2009 delivery was approximately 90% higher than in 2000, primarily due to the increase in steel prices. During 2009, the United States and global recession negatively impacted demand levels for inland tank barges and as a result, the construction price of inland tank barges for 2010 delivery fell significantly, primarily due to a significant decrease in steel prices, as well as a decrease in the number of tank barges ordered. The average construction price for tank barges ordered in 2011 for delivery in 2012 and ordered in 2012 for delivery in 2013 increased, but remained significantly below the construction price for tank barges built in 2008 and delivered in 2009.

The Company’s marine transportation segment could be adversely impacted by the failure of the Company’s shipyards to deliver new vessels according to contractually agreed delivery schedules and terms.  The Company contracts with shipyards to build new vessels and currently has many vessels under construction.  Construction projects are subject to risks of delay and cost overruns, resulting from shortages of equipment, materials and skilled labor; lack of shipyard availability; unforeseen design and engineering problems; work stoppages; weather interference; unanticipated cost increases; unscheduled delays in the delivery of material and equipment; and financial and other difficulties at shipyards including labor disputes, shipyard insolvency and inability to obtain necessary certifications and approvals.  A significant delay in the construction of new vessels or a shipyard’s inability to perform under the construction contract could negatively impact the Company’s ability to fulfill contract commitments and to realize timely revenues with respect to vessels under construction.  Significant cost overruns or delays for vessels under construction could also adversely affect the Company’s financial condition, results of operations and cash flows.

The Company’s diesel engine services segment could be adversely impacted by future legislation or additional regulation of hydraulic fracturing practices. The Company, through its United subsidiary, is a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and transportation industries, and a manufacturer of oilfield service equipment, including pressure pumping units. The EPA is studying hydraulic fracturing practices, and legislation may be introduced in Congress that would authorize the EPA to impose additional regulations on hydraulic fracturing. In addition, a number of states have adopted or are evaluating the adoption of legislation or regulations governing hydraulic fracturing. Such federal or state legislation and/or regulations could materially impact customers’ operations and greatly reduce or eliminate demand for the Company’s pressure pumping fracturing equipment and related products. The Company is unable to predict whether future legislation or any other regulations will ultimately be enacted, and if so, the impact on the Company’s diesel engine services segment.

The Company’s diesel engine services segment could be adversely impacted by the construction of hydraulic fracturing horsepower by its competitors. At the present time, there is an estimated 17 million horsepower of hydraulic fracturing equipment in North America used in the hydraulic fracturing of shale formations. Increased expansion of, or additions to, facilities or equipment by the Company’s competitors could have a negative impact on the Company’s results of operations. A significant drop in demand as well could result in oversupply in the pressure pumping market as attrition rates may not be high enough to absorb the new capacity entering the market and could negatively impact the Company’s results of operations.

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

In 2000, the Company and nine other companies were named as PRPs under CERCLA with respect to a Superfund site, the State Marine of Port Arthur Superfund Site (“State Marine”), located in Port Arthur, Texas. In the past, State Marine performed tank barge cleaning and services for various subsidiaries of the Company. The DOJ and EPA seek to recover reimbursement of its past costs of approximately $2,977,000 in connection with clean-up activities it incurred in relation to the site. The Company and nine other PRPs are engaged in discussions with the DOJ to negotiate a resolution of this matter.

With respect to the above sites, the Company has recorded reserves, if applicable, for its estimated potential liability for its portion of the EPA’s past costs claim based on information developed to date including various factors such as the Company’s liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties.

On July 25, 2011, a subsidiary of the Company was named as a defendant in the U.S. District Court for the Southern District of Texas - Galveston Division, in a complaint styled Figgs. v. Kirby Inland Marine, et al., which alleges that the plaintiff individually as a vessel tankerman, and on behalf of other current and former similarly situated vessel tankermen employed with the Company, is entitled to overtime pay under the Fair Labor Standards Act. Plaintiffs assert that vessel tankermen are not seamen who are expressly exempt from overtime pay provisions under the law. The case was conditionally certified as a collective action on December 22, 2011 at which time the Court prescribed a notice period for current and former employees to voluntarily participate as plaintiffs. The notice period closed on February 27, 2012. Plaintiffs seek compensatory damages in the form of back pay, attorneys’ fees, cost and liquidated damages. As this matter is in the initial stage of discovery as to the merits of the case, the Company is unable to assess the liability at this time. Accordingly, the Company is not able to estimate any amount of loss or range of loss.

On January 30, 2012 in the U.S. District Court for the District of New Jersey in a case styled Rescue Mission of El Paso., Inc., et al. v. John J. Nicola, et al., the Company, its subsidiary, K-Sea, and current and former officers and directors of K-Sea were named defendants in a putative class action complaint asserting that during the period of January 30, 2009 to January 27, 2010, K-Sea allegedly failed to disclose certain facts regarding K-Sea’s operations and financial condition, and asserting violations of Sections 10(b)(5) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder. Plaintiff seeks class certification, compensatory damages, attorneys’ fees and costs. The Plaintiff filed its Amended Consolidated Complaint on behalf of the class on July 9, 2012. The Company filed a motion to dismiss in response to the Complaint. The Company believes that this suit is without merit and intends to vigorously defend itself in this matter based on the information available to the Company at this time. The Company does not expect the outcome of this matter to have a material adverse effect on its consolidated financial statements; however, there can be no assurance as to the ultimate outcome of this matter.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated:

	Sales Price
	High	Low
2013
First Quarter (through February 22, 2013)	$76.29	$61.41
2012
First Quarter	70.61	61.20
Second Quarter	67.36	42.78
Third Quarter	58.83	45.72
Fourth Quarter	61.89	53.60
2011
First Quarter	60.00	43.29
Second Quarter	58.25	50.97
Third Quarter	60.00	47.23
Fourth Quarter	66.36	49.00

As of February 22, 2013, the Company had 56,719,000 outstanding shares held by approximately 800 stockholders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

The Company does not have an established dividend policy. Decisions regarding the payment of future dividends will be made by the Board of Directors based on the facts and circumstances that exist at that time. Since 1989, the Company has not paid any dividends on its common stock. The Company’s credit agreements contain covenants restricting the payment of dividends by the Company at any time when there is a default under the agreements.

Item 6.	Selected Financial Data

The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2012. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company in Item 7 and the Financial Statements included under Item 8 (selected financial data in thousands, except per share amounts).

	December 31,
	2012	2011	2010	2009	2008
Revenues:
Marine transportation	$1,408,893	$1,194,607	$915,046	$881,298	$1,095,475
Diesel engine services	703,765	655,810	194,511	200,860	264,679
	$2,112,658	$1,850,417	$1,109,557	$1,082,158	$1,360,154
Net earnings attributable to Kirby	$209,438	$183,026	$116,249	$125,941	$157,168

Net earnings per share attributable to Kirby common stockholders:
Basic	$3.75	$3.35	$2.16	$2.34	$2.92
Diluted	$3.73	$3.33	$2.15	$2.34	$2.91

Common stock outstanding:
Basic	55,466	54,191	53,331	53,192	53,238
Diluted	55,674	54,413	53,466	53,313	53,513

	December 31,
	2012	2011	2010	2009	2008
Property and equipment, net	$2,315,165	$1,822,173	$1,118,161	$1,085,057	$990,932
Total assets	$3,653,128	$2,960,411	$1,794,937	$1,635,963	$1,526,098
Long-term debt, including current portion	$1,135,110	$802,005	$200,134	$200,239	$247,307
Total equity	$1,707,054	$1,454,158	$1,159,139	$1,056,095	$893,555

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for 2012, 2011 and 2010 were 55,674,000, 54,413,000 and 53,466,000, respectively. The increase in the weighted average number of common shares for 2012 compared with 2011 and 2010 primarily reflects the issuance of 500,000 shares of Company common stock associated with the December 14, 2012 acquisition of Penn, the issuance of 1,939,234 shares of Company common stock associated with the July 1, 2011 acquisition of K-Sea, the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, refined petroleum products, black oil products and agricultural chemicals by tank barge. As of December 31, 2012, the Company operated a fleet of 841inland tank barges, including 49 leased barges, with 16.7 million barrels of capacity, and operated an average of 245 inland towboats during 2012, of which an average of 64 were chartered. The Company’s coastal fleet consisted of 81 tank barges, two of which are single hull and 12 of which are chartered, with 6.3 million barrels of capacity, and 86 coastal tugboats, three of which were chartered. The Company also operates eight offshore barge and tug units, one of which is chartered, transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines and transmissions, pumps and compression products, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based pressure pumping and oilfield service markets.

For 2012, net earnings attributable to Kirby were $209,438,000, or $3.73 per share, on revenues of $2,112,658,000, compared with 2011 net earnings attributable to Kirby of $183,026,000, or $3.33 per share, on revenues of $1,850,417,000. The 2012 year included a $4,300,000 before taxes, or $.05 per share, credit to selling, general and administrative expense, resulting from a net decrease in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United.  This compares with a 2011 charge to selling, general and administrative expenses increasing the fair value of the contingent earnout liability by $6,300,000 before taxes, or $.07 per share.  The 2012 year also included an estimated $.06 to $.07 per share  negative impact from  low water throughout the Mississippi River System during the second, third and fourth quarters, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs, and the impact of Hurricane Isaac in the second quarter which made landfall near the mouth of the Mississippi River on August 28, 2012 as a category 1 storm, impacting both the marine transportation and diesel engine services segments, and Hurricane Sandy in the fourth quarter which made landfall in the New Jersey area as a category 1 storm, impacting the Northeast marine transportation operations. The 2012 year operating results also included a $2,920,000 before taxes, or $.03 per share, severance charge associated with the integration of Kirby Offshore Marine’s administrative functions in the Company.  The 2011 year operating results included an estimated $.07 per share negative impact from high water and flooding throughout the Mississippi River System and along the Gulf Intracoastal Waterway in the Morgan City area during the second quarter, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs. The 2011 year results also included a $.03 per share credit in the provision for taxes on income associated with a favorable multi-year ruling, partially offset by a $.01 per share severance charge associated with the consolidation of Kirby Offshore Marine’s administrative staff with the administrative staff of the Company.

Marine Transportation

For 2012, 67% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil and agricultural chemicals. Consequently, the Company’s inland marine transportation business and coastal black oil and petrochemical business tend to mirror the volumes produced by the Company’s petrochemical and refining customer base, while the Company’s coastal refined products business tends to mirror the general performance of the United States economy. The  Company's marine transportation results include the operations of Allied, acquired on November 1, 2012, Penn, acquired on December 14, 2012 and Kirby Offshore Marine, acquired on July 1, 2011, and described below.

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for 2012, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2012 Revenue Distribution	Products Moved	Drivers
Petrochemicals	51%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables —70% Consumer durables — 30%
Refined Petroleum Products	26%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Black Oil Products	19%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Agricultural Chemicals	4%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

The Company’s marine transportation segment’s revenues for 2012 increased 18% compared with 2011 and operating income for 2012 increased 19% compared with 2011. The higher marine transportation revenues and operating income reflected the acquisition of Allied on November 1, 2012, Penn on December 14, 2012 and Kirby Offshore Marine on July 1, 2011.

Throughout 2012, demand across all inland marine transportation markets remained strong.  Driven by a low-cost natural gas feedstock advantage afforded to United States petrochemical producers, petrochemical demand remained strong throughout the year. Black oil demand also remained strong, driven by continued stable refinery output, healthy export levels of heavy fuel oil, and the movement of Canadian and Bakken crude oil from the Midwest to the Gulf Coast, as well as the movement of South Texas crude oil along the Gulf Intracoastal Waterway. Refined product demand remained positive, benefiting from additional volumes from major customers. Agricultural chemical demand was favorable, as demand returned early for the traditional fall fertilizer season.  The Company’s inland petrochemical and black oil products fleets achieved consistent tank barge utilization levels in the 90% to 95% range throughout 2012.

During 2012, approximately 75% of the inland marine transportation revenues were under term contracts and 25% were spot contract revenues. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 57% of the inland revenues under term contracts during 2012 compared with 55% during 2011. Inland term contract rates renewed in each of the 2012 quarters increased in the 4% to 6% average range compared with term contracts in the corresponding quarters of 2011. Spot contract rates, which include the cost of fuel, increased modestly in each 2012 quarter compared with the prior quarters.  Effective January 1, 2012, annual escalators for labor and the producer price index on a number of multi-year contracts resulted in rate increases on those contracts in the 2% range, excluding fuel.

The coastal marine transportation operations reflected improvements in market conditions during the 2012 second half, with tank barge utilization improving to the 75% to 80% range in the third quarter and 85% to 90% in the fourth quarter, and some days higher, compared with 75% for the 2012 first six months.  During the 2012 second half, and particularly the fourth quarter, the coastal market experienced increased demand for crude and condensates moves, as well as success in expanding the coastal customer base to inland customers with coastal requirements.  The acquisitions of Allied and Penn during the fourth quarter also contributed to the higher revenues and operating income, more than offsetting the additional interest expense and transaction fees incurred.

During 2012, approximately 60% of the coastal marine transportation revenues were under term contracts and 40% were spot contract revenues. As of December 31, 2012, with the acquisitions of Allied and Penn, along with stronger demand for coastal tank barges, approximately 70% of the coastal operations revenues were under term contracts.  Coastal time charters represented approximately 90% of the revenues under term contracts during 2012. For the coastal operations, term contracts renewed in the 2012 first six months were relatively stable compared with contract rates in the 2011 first six months.  No term contracts were renewed in the 2012 third quarter.  Contracts renewed in the 2012 fourth quarter increased in the 7% to 9% average range compared with the 2011 fourth quarter.  Spot contract rates for the 2012 first and second quarter were relatively stable compared with the corresponding prior quarter.  Spot contract rates for the 2012 third quarter improved in the 2% to 4% average range compared with the 2012 second quarter, while spot contract rates for the 2012 fourth quarter increased in the 5% to 9% average range compared with the 2012 third quarter.

The 2012 operating margin was 22.1% compared with 21.9% for 2011. The slight improvement in operating margin was primarily a reflection of higher inland tank barge utilization and higher inland term and spot contract rates negotiated throughout 2012, partially offset by a lower but improved operating margin for the coastal operations.

Diesel Engine Services

During 2012, the diesel engine services segment generated 33% of the Company’s revenue, of which 29% was generated from manufacturing, 51% from overhauls and service and 20% from direct parts sales. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based pressure pumping and oilfield services industries. The 2012 and 2011 results include the operations of United, acquired on April 15, 2011, and described above.

The following table shows the markets serviced by the Company, the revenue distribution for 2012, and the customers for each market:

Markets Serviced	2012 Revenue Distribution	Customers
Land-Based	72%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, Compression, On-Highway Transportation
Marine	21%	Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers
Power Generation	7%	Standby Power Generation, Pumping Stations

Diesel engine services revenue for 2012 increased 7% and operating income decreased 3% compared with 2011.  The increase in revenue reflected the acquisition of United on April 15, 2011, a strong 2012 first quarter land-based market that benefited from the manufacture and remanufacture of pressure pumping units, as well as favorable sales and service of diesel engines and transmissions.  Land-based revenues for the last nine months of 2012 saw revenues decline as low natural gas prices led to a decline in drilling for natural gas in North American shale formations, resulting in lower demand for the manufacturing of land-based pressure pumping units, as well as a decline in service of land-based diesel engines and sales of diesel engines, transmissions and parts.  Partially offsetting the decline in the manufacturing of pressure pumping units was the demand for other service equipment, as well as an increase in the number of pressure pumping units to be remanufactured.  The segment also experienced higher service work for oil service customers as the Gulf of Mexico oil and gas drilling activity increased, partially offset by weakness in the 2012 second half in the Midwest and Gulf Coast marine markets resulting from the deferral of large engine overhaul projects driven by the low water issues on the Mississippi River from and Hurricane Isaac during the 2012 third quarter.  Revenue from the power generation market was consistent with 2011 for engine-generator set upgrades and parts sales for both domestic and international customers.  As a result of the weak land-based oil service industry, the 2012 results included a credit of $4,300,000 to selling, general and administrative expenses, resulting from a net decrease in the fair value of the contingent earnout liability associated with the acquisition of United.

The operating margin for 2012 was 9.4%, including the positive earnings impact of the $4,300,000 credit to the contingent earnout liability, compared with 10.4% for 2011.  The lower operating margin for 2012 reflected the weak land-based oil services market due to the curtailment in the manufacturing of pressure pumping units and softer sales and service of land-based diesel engines and transmissions.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flows during 2012 with net cash provided by operating activities of $325,730,000 compared with net cash provided by operating activities for 2011 of $311,995,000. The 4% increase for 2012 was primarily from higher net earnings attributable to Kirby, higher depreciation and amortization and a higher deferred tax provision in 2012 versus 2011, partially offset by a $44,989,000 greater net decrease in cash flows from changes in operating assets and liabilities. In addition, during 2012 and 2011, the Company generated cash of $8,932,000 and $4,367,000, respectively, from the exercise of stock options, and $19,651,000 and $11,821,000, respectively, from proceeds from the disposition of assets.

For 2012, cash generated and borrowings under the Company’s revolving credit facility and private placement of senior notes were used for capital expenditures of $312,167,000, including $135,622,000 for inland tank barge and towboat construction, $60,373,000 for progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units scheduled for completion in the 2013 first half, $116,172,000 primarily for upgrading the existing marine transportation inland and coastal fleets and diesel engine services facilities, and $380,925,000 for acquisitions of businesses and marine equipment. The Company’s debt-to-capitalization ratio increased to 39.9% at December 31, 2012 from 35.5% at December 31, 2011, primarily due to borrowing under the new senior notes loan to finance the purchase of Penn and borrowings under the Company’s revolving credit facility used to purchase the asset of Allied, less the increase in total equity from net earnings attributable to Kirby for 2012 of $209,438,000, stock issued with a fair value of $29,080,000 in connection with the acquisition of Penn, exercise of stock options and the amortization of unearned equity compensation. As of December 31, 2012, the Company had $185,000,000 outstanding under its revolving credit facility, $468,000,000 outstanding under the term loan, of which $65,000,000 was classified as current portion of long-term debt, and $475,000,000 of senior notes outstanding.

During 2012, the Company’s inland operation took delivery of 56 new inland tank barges, added 17 inland tank barges from Lyondell that the Company previously operated for Lyondell, and transferred in four tank barges from the coastal operations, increasing capacity by approximately 1,392,000 barrels.  During 2012, the Company’s inland operation retired 52 inland tank barges and returned a net three charter inland tank barges, reducing capacity by approximately 909,000 barrels.  The Company's inland operation also took delivery of five inland towboats.

The Company projects that capital expenditures for 2013 will be in the $190,000,000 to $200,000,000 range. The 2013 construction program will consist of 55 inland tank barges with a total capacity of 1,200,000 barrels and three inland towboats.  Based on current commitments, steel prices and projected delivery schedules, the Company’s 2013 payments on new inland tank barges and towboats will be approximately $115,000,000 and approximately $10,000,000 in progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units for delivery in the 2013 first half with an estimated total cost of $52,000,000 for each unit. The balance of approximately $65,000,000 to $75,000,000 is primarily capital upgrades and improvements to existing marine equipment and marine transportation and diesel engine services facilities.

Outlook

Petrochemical and black oil products inland tank barge utilization levels remained strong during 2012 in the 90% to 95% range. While the United States economy remains sluggish, with consistently high unemployment levels and weak consumer confidence, the United States petrochemical industry continues to see strong production levels for both domestic consumption and exports. Low-priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production improved during 2011 and has remained strong throughout 2012, thereby producing increased marine transportation volumes for basic petrochemicals to both domestic consumers and terminals for foreign destinations. The black oil products market also continued to improve during 2011 and 2012, primarily due to a continued stable United States refinery utilization level aided by the export of diesel fuel and heavy fuel oil, and demand for the transportation of crude oil from shale formations in South Texas, as well as the movement of Canadian and Bakken crude oil from the Midwest to the Gulf Coast.

The United States petrochemical industry is globally competitive based on a number of factors, including a highly integrated and efficient transportation system of pipelines, tank barges, railroads and trucks, largely depreciated yet well maintained and operated facilities, and a low cost feedstock slate, which includes natural gas. Certain United States producers have announced plans for plant capacity expansions and the reopening of idled petrochemical facilities. The current production volumes from the Company’s petrochemical customers have resulted in the Company’s inland tank barge utilization levels in the 90% to 95% range and any increased production from current facilities, plant expansions or the reopening of idled facilities should drive feedstock and production volumes higher, in turn leading to higher tank barge utilization levels and higher term and contract pricing, which could be mitigated by additional tank barge capacity.

At the end of 2012, the Company estimated there were approximately 3,250 inland tank barges in the industry fleet, of which approximately 500 were over 35 years old and approximately 300 of those over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges that will enter the fleet. During 2012 and early 2013, with the improved demand for inland petrochemical and black oil product tank barges and federal tax incentives on new equipment, the Company estimates that approximately 250 inland tank barges were ordered industry-wide for delivery throughout 2013. Many older tank barges will be retired, but the extent of the retirements is dependent on 2013 petrochemical and refinery production levels, crude oil movements and industry-wide tank barge utilization levels.

 During 2011 and the first half of 2012, the marine transportation segment was negatively impacted by excess coastal tank barge capacity.  The coastal operations reflected improvements in market conditions during the 2012 second half, with tank barge utilization improving to the 75% to 80% range in the third quarter and 85% to 90% in the fourth quarter, and some days higher, compared with 75% for the 2012 first six months.  During the 2012 second half, and particularly the fourth quarter, the coastal market experienced increased demand for crude and condensates moves, improvements in the overall condition of the coastal vessels, as well as success in expanding the coastal customer base to include inland customers with coastal requirements.  The acquisitions of Allied and Penn during the fourth quarter also contributed to the higher revenues and operating income, more than offsetting the additional interest expense and transaction fees incurred.   At the end of 2012, the Company estimated there were approximately 267 tank barges operating in the 195,000 barrel or less coastal industry fleet. The Company believes that very few coastal tank barges were built during 2011 and 2012, and that no orders for coastal tank barges have been placed for 2013 deliveries.

In the diesel engine services segment, with the increase in drilling rigs operating in the Gulf of Mexico during late 2011 and 2012, service activity levels have reflected a modest improvement and should continue to modestly improve as drilling activity increases.   The land-based diesel engine services market consists of manufacturing and remanufacturing of oilfield service equipment, including pressure pumping units, and servicing their components, which include high-speed diesel engines, transmissions and pumps, many of the same components used by marine customers.  Currently, an estimated 17 million horsepower is employed in the North American pressure pumping business. With the current low price of natural gas, the exploration of United States natural gas shale formations declined, resulting in excess pressure pumping horsepower.  However, with the current high price of crude oil, the exploration of United States crude oil shale formations has remained positive.  As a result of the excess pressure pumping horsepower, new orders for pressure pumping units have essentially stopped and the supply and distribution portion of the land-based market has slowed.  While the Company expects its land-based diesel engine business to remain profitable, it does not expect any significant improvement in this market until late 2013 or early 2014. The focus of the Company, currently as well as into the future, will be on the remanufacturing and service of existing pressure pumping equipment.

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

Property, Maintenance and Repairs. Property is recorded at cost. Improvements and betterments are capitalized as incurred. Depreciation is recorded on the straight-line method over the estimated useful lives of the individual assets. When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in the statement of earnings. Maintenance and repairs on vessels built for use on the inland waterways are charged to operating expense as incurred and includes the costs incurred in USCG inspections unless the shipyard extends the life or improves the operating capacity of the vessel which results in the costs being capitalized.  The Company’s ocean-going vessels are subject to regulatory drydocking requirements after certain periods of time to be inspected, have planned major maintenance performed and be recertified by the ABS. These recertifications generally occur twice in a five year period. The Company defers the drydocking expenditures incurred on its ocean-going vessels due to regulatory marine inspections by the ABS and amortizes the costs of the shipyard over the period between drydockings, generally 30 or 60 months, depending on the type of major maintenance performed.  Drydocking expenditures that extend the life or improve the operating capability of the vessel result in the costs being capitalized. Routine repairs and maintenance on ocean-going vessels are expensed as incurred.

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

Acquisitions

On December 28, 2012, the Company purchased the assets of Flag for $5,100,000 in cash, before post-closing adjustments. Flag was an East Coast high-speed diesel engine service provider, operating factory-authorized full service marine dealerships for Caterpillar, Cummins, MTU and John Deere diesel engines. Financing of the acquisition was through the Company’s revolving credit facility.

On December 14, 2012, the Company completed the acquisition of Penn, an operator of tank barges and tugboats participating in the coastal transportation of primarily black oil products in the United States.  The total value of the transaction was $300,192,000, before post-closing adjustments and excluding transaction fees, consisting of $145,855,000 of cash, $29,080,000 through the issuance of 500,000 shares of Company common stock valued at $58.16 per share, and $125,257,000 of cash for the retirement of Penn’s debt.  Penn’s fleet, comprised of 18 double hull tank barges with a capacity of 1.9 million barrels and 16 tugboats, operates along the East Coast and Gulf Coast of the United States.  Penn’s tank barge fleet had an average age of approximately 13 years with a product mix that consists of primarily refinery feedstocks, asphalt and crude oil.  Penn’s customers include major oil companies and refiners.   Financing of the acquisition was through a combination of the new senior notes and the issuance of Company common stock.

On November 1, 2012, the Company purchased from Allied 10 coastal tank barges with a total capacity of 680,000 barrels, three offshore dry-bulk barges with a total capacity of 48,000 deadweight tons and seven coastal tugboats for $107,014,000 in cash, before post-closing adjustments and excluding transaction fees, including a provision for up to $10,000,000 that will be paid contingent on developments with the sugar provisions in the United States Farm Bill. The fair value of the contingent liability recorded at the acquisition date was $9,756,000.  Allied provided coastal transportation of petrochemicals as well as dry sugar products in the Northeast, Atlantic and Gulf Coast regions of the United States.  Financing of the equipment was through the Company’s revolving credit facility.

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

On February 24, 2011, the Company purchased 21 inland and offshore tank barges and 15 inland towboats and offshore tugboats from Enterprise for $53,200,000 in cash. Enterprise provided transportation and delivery services for ship bunkers (engine fuel) to cruise ships, container ships and freighters primarily in the Miami, Port Everglades and Cape Canaveral, Florida area, the three largest cruise ship ports in the United States, as well as Tampa, Florida, Mobile, Alabama and Houston, Texas. Financing of the equipment was through the Company’s operating cash flows.

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

Results of Operations

The Company reported 2012 net earnings attributable to Kirby of $209,438,000, or $3.73 per share, on revenues of $2,112,658,000, compared with 2011 net earnings attributable to Kirby of $183,026,000, or $3.33 per share, on revenues of $1,850,417,000, and 2010 net earnings attributable to Kirby of $116,249,000, or $2.15 per share, on revenues of $1,109,557,000.

Marine transportation revenues for 2012 were $1,408,893,000, or 67% of total revenues, compared with $1,194,607,000, or 65% of total revenues for 2011, and $915,046,000, or 82% of total revenues for 2010. Diesel engine services revenues for 2012 were $703,765,000, or 33% of total revenues, compared with $655,810,000, or 35% of total revenues for 2011, and $194,511,000, or 18% of total revenues for 2010.

For 2012 and 2011, the operating results included a $2,920,000 before taxes, or $.03 per share, and a $1,252,000, or $.01 per share, respectively, severance charge associated with the integration of Kirby Offshore Marine’s administrative functions into the Company.  Also for 2012 and 2011, the operating results included a credit of $4,300,000 before taxes, or $.05 per share, and a charge of $6,300,000, or $.07 per share, respectively, associated with decreasing and increasing the fair value of the United contingent earnout liability associated with the April 2011 acquisition of United.  In addition, the 2011 results included a $.03 per share multi-year income tax refund.  During the 2010 first quarter, the result of lower demand in both the marine transportation and diesel engine services segments during late 2008, 2009 and the first quarter of 2010, the Company took cost reduction initiatives to reduce overhead and lower expenditures by reducing its marine transportation and corporate overhead costs through early retirements and staff reductions, incurring a charge of $4,072,000 before taxes, or $.05 per share.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemical, refined petroleum products, black oil products and agricultural chemicals by tank barge. As of December 31, 2012, the Company operated 841 inland tank barges, with a total capacity of 16.7 million barrels, compared with 819 inland tank barges at December 31, 2011, with a total capacity of 16.2 million barrels. The Company operated an average of 245 inland towboats during 2012 and 240 during 2011. The Company’s coastal tank barge fleet as of December 31, 2012 consisted of 81 tank barges, two of which were single hull and 12 of which were chartered, with 6.3 million barrels of capacity, and 86 tugboats.  This compares with 59 coastal tank barges, three of which were single hull and 13 of which were chartered, with 3.8 million barrels of capacity, and 65 tugboats as of December 31, 2011. The Company operates eight offshore dry-bulk barge and tugboat units, of which one of the barges and two of the tugboats are chartered, engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey, which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2012 (dollars in thousands):

	2012	2011	% Change 2011 to 2012	2010	% Change 2010 to 2011
Marine transportation revenues	$1,408,893	$1,194,607	18%	$915,046	31%

Costs and expenses:
Costs of sales and operating expenses	848,540	717,443	18	540,427	33
Selling, general and administrative	105,934	91,688	16	80,938	13
Taxes, other than on income	12,807	11,991	7	12,213	(2)
Depreciation and amortization	129,857	111,292	17	88,710	25
	1,097,138	932,414	18	722,288	29
Operating income	$311,755	$262,193	19%	$192,758	36%
Operating margins	22.1%	21.9%		21.1%

 2012 Compared with 2011

Marine Transportation Revenues

Marine transportation revenues for 2012 increased 18% compared with 2011, reflecting the expansion into the coastal transportation business with the acquisition of Kirby Offshore Marine on July 1, 2011, the acquisition of the marine transportation fleet of Allied on November 1, 2012 and the acquisition of Penn on December 14, 2012.  The coastal tank barge fleet contributed approximately 21% of the 2012 and 11% of 2011 marine transportation revenues. The increase also reflected strong United States petrochemical production levels and stable refinery production levels, resulting in equipment utilization levels in the 90% to 95% range for the inland petrochemical and black oil products fleets, as well as favorable term and spot contract pricing. In addition, average diesel fuel prices for 2012 increased 5% compared with 2011, positively impacting marine transportation revenues since fuel price increases are covered by fuel escalation and de-escalation clauses in the Company’s term contracts, or the customer pays for the fuel.

During the 2012 third quarter, the inland operations experienced low water conditions throughout the Mississippi River System.  During the 2012 fourth quarter, conditions deteriorated between St. Louis, Missouri and Cairo, Illinois, as well as on the Illinois River; however, water levels improved late in the fourth quarter on the lower Mississippi and Ohio Rivers.   The low water conditions required a reduction in tow sizes, slower transit times and draft reductions on tank barges with Mississippi River destinations all resulting in lower revenues.  Water levels on the Gulf Intracoastal Waterway remained at normal levels and were not impacted by the low water levels on the Mississippi River System.  The 2012 third quarter was negatively impacted by Hurricane Isaac which made landfall at the mouth of the Mississippi River on August 28, 2012 as a category 1 storm, impacting both the inland and coastal transportation operations and Gulf Coast diesel engine services operations.  The 2012 fourth quarter was negatively impacted by Hurricane Sandy which made landfall near Atlantic City, New Jersey as a category 1 storm, impacting coastal operations along the Atlantic Seaboard and New York harbor.  The Company estimates that the low water and Hurricane Isaac negatively impacted the 2012 third quarter by an estimated $.03 to $.04 per share.  The Company estimates that the low water and Hurricane Sandy negatively impacted the 2012 fourth quarter by an estimated $.02 to $.03 per share.

The petrochemical market, the Company’s largest market, contributed 51% of the marine transportation revenues for 2012, reflecting continued strong business levels.  Low-priced natural gas, a basic feedstock for the United States petrochemical industry, provided the industry with a competitive advantage over foreign petrochemical producers. As a result, United States petrochemical production remained strong during 2012, producing stable marine transportation volumes for the movement of basic petrochemicals for both domestic consumers and terminals for foreign destinations. The Company entered the coastal petrochemical market with the acquisition of Allied on November 1, 2012.

The refined petroleum products market, which contributed 26% of 2012 marine transportation revenues, reflected higher demand for the movement of products in the inland market, benefiting from additional volumes from major customers.  The coastal refined products market saw overall equipment utilizations in the 75% to 80% for the majority of 2012, with demand increasing in the 2012 fourth quarter.

The black oil products market, which contributed 19% of 2012 marine transportation revenues, also reflected stronger demand, driven by steady refinery production levels, the export of heavy fuel oil, demand for crude oil transportation from the Eagle Ford shale formations in South Texas both along the Gulf Intracoastal Waterway and in the Gulf of Mexico, and for the movement of Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.  The coastal fleet also moved Bakken crude from Albany, New York to Northeast refineries during the 2012 second half.  With the acquisition on December 14, 2012 of Penn, the Company expanded its coastal black oil movements, including refinery feedstocks, asphalt and crude oil.

 The agricultural chemical market, which contributed 4% of 2012 marine transportation revenues, saw the traditional spring fill start early in the first quarter and continue through April and May.  The traditional fall fill started early in July and continued through September with the movement of both domestically produced and imported products, driven by low fertilizer inventories.  The low water levels and the Midwest drought negatively impacted demand during the 2012 fourth quarter.

The coastal marine transportation operations reflected improvements in market conditions during the 2012 second half, with tank barge utilization improving to the 75% to 80% range in the third quarter and 85% to 90% in the fourth quarter, and some days higher, compared with 75% for the 2012 first six months.  During the 2012 second half, and particularly the fourth quarter, the coastal market experienced increased demand for crude and condensates moves, as well as success in expanding the coastal customer base to inland customers with coastal requirements.  The acquisitions of Allied and Penn during the 2012 fourth quarter also contributed to the higher revenues and operating income, more than offsetting the additional interest expense and transaction fees incurred.

For 2012, the inland operations of the marine transportation segment incurred 6,358 delay days, 6% less than the 6,777 delay days that occurred during 2011. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions and other navigational factors. Low water conditions on the Mississippi River System, starting in mid-May 2012, and continuing through the remainder to the year, created delays.  Hurricane Isaac also created delays in the 2012 third quarter.  For the 2012 first quarter, weather and water conditions in the Midwest were better compared with the first quarter of 2011, but fog and high winds along the Gulf Coast during the 2012  first quarter created delays days in excess of the 2011 first quarter.  Lock repairs on the Gulf Intracoastal Waterway and the Ohio River during the 2012 first and second quarters also created delays.  During the 2012 fourth quarter, low water levels on the Mississippi River between Cairo, Illinois and St. Louis, Missouri, as well as on the Illinois River, caused delays.

During 2012, approximately 75% of inland marine transportation revenues were under term contracts and 25% were spot contract revenues. Inland operations time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 57% of the revenues under term contracts during 2012 compared with 55% during 2011. The 75% term contract and 25% spot contract mix provides the inland operations with a predictable revenue stream.

During 2012, approximately 60% of the coastal marine transportation revenues were under term contracts and 40% were spot contract revenues. As of December 31, 2012, with the acquisitions of Allied and Penn, along with stronger demand for coastal tank barges, approximately 70% of the coastal revenues were under term contracts.  Coastal time charters represented approximately 90% of the revenues under term contracts during 2012.

Inland operations term contracts renewed throughout 2012 increased in the 4% to 6% average range compared with term contracts renewed throughout 2011. Spot contracts throughout 2012, which include the cost of fuel, increased modestly compared with 2011.  Effective January 1, 2012, annual escalators for labor and the producer price index on a number of inland operations multi-year contracts resulted in rate increases on those contracts in the 2% range, excluding fuel.

For the coastal operations, term contracts renewed in the 2012 first six months were relatively stable compared with contract rates in the 2011 first six months.  No term contracts were renewed in the 2012 third quarter.  Contracts renewed in the 2012 fourth quarter increased in the 7% to 9% average range compared with the 2011 fourth quarter.  Spot contract rates for the 2012 first and second quarter were relatively stable compared with the corresponding prior quarter.  Spot contract rates for the 2012 third quarter improved in the 2% to 4% average range compared with the 2012 second quarter, while spot contract rates for the 2012 fourth quarter increased in the 5% to 9% average range compared with the 2012 third quarter.

Marine Transportation Costs and Expenses

Costs and expenses, as well as costs of sales and operating expenses, for 2012 increased 18% compared with 2011, reflecting the Kirby Offshore Marine acquisition effective July 1, 2011, and to a lesser extent the Allied and Penn acquisitions in late 2012, as well as higher costs and expenses associated with increased inland marine transportation demand and higher diesel fuel prices.

The inland operations of the marine transportation segment operated an average of 245 towboats during 2012, of which an average of 64 were chartered, compared with 240 during 2011, of which an average of 61 were chartered.  As demand increases or decreases, or as weather or water conditions dictate, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During 2012, the inland operations of the marine transportation segment consumed 43.1 million gallons of diesel fuel compared to 44.8 million gallons consumed during 2011. The average price per gallon of diesel fuel consumed during 2012 was $3.24, an increase of 5% compared with $3.08 per gallon for 2011. Fuel escalation and de-escalation clauses are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for 2012 increased 16% compared with 2011, primarily reflecting the acquisition of Kirby Offshore Marine effective July 1, 2011 and a $2,421,000 first quarter of 2012 and $499,000 second quarter of 2012 severance charge associated with the integration of Kirby Offshore Marine’s administrative functions into the Company, and to a lesser extent the acquisitions of Allied and Penn during late 2012.

Depreciation and amortization for 2012 increased 17% compared with 2011, primarily attributable to the acquisitions of Kirby Offshore Marine and Seaboats during 2011, and to a lesser extent the acquisitions of Allied and Penn during late 2012.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for 2012 increased 19% compared with 2011. The higher operating income was primarily a reflection of higher inland tank barge utilization, higher inland term and spot contract rates negotiated throughout 2012, and the operating income from Kirby Offshore Marine, Allied and Penn, partially offset by the negative impact of low water conditions and Hurricanes Isaac and Sandy as noted above. The Company estimates that Allied and Penn contributed $.03 per share to 2012 earnings, more than offsetting the additional interest expense and transaction fees incurred with the acquisitions. The 2012 operating margin was 22.1% compared with 21.9% for 2011. The slight improvement was primarily a reflection of higher inland tank barge utilization and higher inland term and spot contract rates negotiated throughout 2012, partially offset by a lower but improved operating margin for the coastal operations.

2011 Compared with 2010

Marine Transportation Revenues

Marine transportation revenues for 2011 increased 31% compared with 2010, reflecting the expansion into the coastal transportation business with the acquisition of Kirby Offshore Marine on July 1, 2011. Kirby Offshore Marine contributed approximately 11% of 2011 marine transportation revenues. The increase also reflected strong United States petrochemical production levels and stable refinery production levels, resulting in equipment utilization levels in the low-to-mid 90% range for the inland petrochemical and black oil products fleets, as well as favorable term and spot contract pricing. In addition, average diesel fuel prices for 2011 increased 39% compared with 2010, positively impacting marine transportation revenues since fuel price increases are covered by fuel escalation and de-escalation clauses in the Company’s term contracts, or the customer pays for the fuel. Marine transportation revenues for the 2011 second quarter were negatively impacted from high water and flooding throughout the Mississippi River System and along the Gulf Intracoastal Waterway in the Morgan City area, net of certain revenues and cost recovery from contracts with terms that provide reimbursements for delays.

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

The refined petroleum products market, which contributed 16% of 2011 marine transportation revenues, reflected continued lower demand for movements of products both inland and coastal, consistent with prevailing conditions in the United States economy, partially offset by an improvement of river ethanol volumes. Kirby Offshore Marine, which primarily transports refined petroleum, saw equipment utilization rates in the mid-to-high 70%, with the Atlantic, Pacific and Hawaii fleets experiencing higher rates, partially offset by lower utilization rates in New York harbor due to overcapacity of equipment in the bunkering markets.

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

Since the acquisition of Kirby Offshore Marine on July 1, 2011, approximately 60% of the coastal operations marine transportation revenues were under term contracts and 40% were spot contract revenues. Coastal time charters represented approximately 90% of the revenues under term contracts during 2011.

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

Marine Transportation Costs and Expenses

Costs and expenses for 2011 increased 29% compared with 2010. Costs of sales and operating expenses for 2011 increased 33% compared with 2010, partially reflecting the Kirby Offshore Marine acquisition, as well as higher costs and expenses due to improved inland operations demand and higher diesel fuel costs. In addition, unfavorable winter weather and operating conditions during the 2011 first quarter and high water and flooding throughout the Mississippi River System during the 2011 second quarter contributed to increased operating expenses for 2011.

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

During 2011, the inland operations of the marine transportation segment consumed 44.8 million gallons of diesel fuel compared to 43.3 million gallons consumed during 2010. The average price per gallon of diesel fuel consumed during 2011 was $3.08, an increase of 39% compared with $2.22 per gallon for 2010. Fuel escalation and de-escalation clauses are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for 2011 increased 13% compared with 2010, reflecting the 2011 second half expenses of Kirby Offshore Marine, higher incentive compensation and the $1,252,000 severance charge associated with the integration of Kirby Offshore Marine into the Company. The 2010 year included a retirement and shore staff reduction charge of $2,724,000.

Depreciation and amortization for 2011 increased 25% compared with 2010. The increases were primarily attributable to the Kirby Offshore Marine acquisition, increased capital expenditures, including new inland tank barges and towboats, and the acquisition in February 2011 of 21 tank barges and 15 towboats and tugboats from Enterprise and one towboat from Kinder Morgan.

Marine Transportation Operating Income and Operating Margins

The marine transportation operating income for 2011 increased 36% compared with 2010. The 2011 operating margin was 21.9% compared with 21.1% for 2010. The higher operating income and operating margin were a reflection of higher inland tank barge utilization in the petrochemical and black oil products markets, and higher inland term and spot contract rates negotiated throughout 2011. In addition, the higher operating income reflected the operating income of Kirby Offshore Marine since the July 1, 2011 acquisition date. The 2011 operating margin was partially offset by a lower operating margin from Kirby Offshore Marine, the 2011 second quarter impact of the high water and flooding and $1,252,000 severance charge as discussed above.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2012 (dollars in thousands):

	2012	2011	% Change 2011 to 2012	2010	% Change 2010 to 2011
Diesel engine services revenues	$703,765	$655,810	7%	$194,511	237%

Costs and expenses:
Costs of sales and operating expenses	561,122	510,997	10	142,809	258
Selling, general and administrative	62,560	63,764	(2)	26,131	144
Taxes, other than on income	1,667	1,143	46	963	19
Depreciation and amortization	12,030	11,801	2	4,055	191
	637,379	587,705	8	173,958	238
Operating income	$66,386	$68,105	(3)%	$20,553	231%
Operating margins	9.4%	10.4%		10.6%

2012 Compared with 2011

Diesel Engine Services Revenues

Diesel engine services revenue for 2012 increased 7% compared with 2011, reflecting the acquisition of United on April 15, 2011, a strong 2012 first quarter land-based market that benefited from the manufacture and remanufacture of pressure pumping units, as well as favorable sales and service of diesel engines and transmissions.  The second, third and fourth quarters of 2012 reflected the curtailment of land-based demand for the manufacturing of pressure pumping units, as well as a decline in service of land-based diesel engines and sales of diesel engines, transmissions and parts, primarily associated with the current low price of natural gas and resulting decline in drilling for natural gas in North American shale formations.  Partially offsetting the decline in the manufacturing of pressure pumping units was the continued demand for the manufacturing of blenders, pumpers, cementers and fire pumps, as well as an increase in the number of pressure pumping units to be remanufactured.  The segment experienced higher marine engine service work for oil service customers as the Gulf of Mexico oil and gas drilling activity increased, partially offset by weakness in the 2012 second half in the Midwest and Gulf Coast marine markets with the deferral of large engine overhaul projects driven by the low water issues on the Mississippi River and Hurricane Isaac during the 2012 third quarter.  Revenue from the power generation market was consistent with 2011 for engine-generator set upgrades and parts sales for both domestic and international customers.

Diesel Engine Services Costs and Expenses

Costs and expenses for 2012 increased 8% compared with 2011, corresponding with the increases and decreases in revenues noted above.  The increase in each cost and expense category, except selling, general and administrative, was primarily attributable to the United acquisition. In addition, start-up costs associated with a new marine power distribution agreement and a new engine certification in the power generation market also increased costs.  Selling, general and administrative expense decreased 2%, reflecting a $4,300,000 credit resulting from a net decrease in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United.  This compares with a charge to selling, general and administrative expense for 2011 of $6,300,000 resulting from a net increase in the fair value of the contingent earnout liability.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for 2012 decreased 3% compared with 2011, reflecting the April 15, 2011 acquisition of United, the significant reduction in the number of pressure pumping units manufactured by United and decline in United’s service of land-based diesel engines and sales transmission and parts during 2012 versus 2011.  This decline was partially offset by an increase in the remanufacturing of older pressure pumping units, the manufacturing of other land-based equipment and higher operating results from the marine market.  The operating margin for 2012 was 9.4% compared with 10.4% for 2011.  The lower operating margin for 2012 primarily reflected the weaker land-based oil services market.

2011 Compared with 2010

Diesel Engine Services Revenues

Diesel engine services revenues for 2011 increased 237% compared with 2010, primarily attributable to the United acquisition on April 15, 2011. United generated 69% of the segment’s revenue for 2011, benefiting from the strong demand for the manufacture and service of pressure pumping units to meet the increased North American shale formation drilling activity, as well as sale and service of transmissions and diesel engines, and manufacture of compression systems. In addition, the increase in 2011 diesel engine services revenues reflected a stronger medium-speed power generation market with engine-generator set upgrade projects and higher parts and engine sales, and an improved inland marine market. Partially offsetting the increased revenue were continued weak service levels and direct parts sales in the Gulf Coast oil services market as customers continued to defer major maintenance projects. The 2011 second quarter was negatively impacted by the closure of the segment’s Paducah, Kentucky facility due to the flooding of the Ohio River during portions of May and June 2011.

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

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for 2011 increased 231% compared with 2010, primarily reflecting the earnings from the United acquisition, positively influenced by North American drilling activity during 2011, and the strong power generation market noted above. The operating margin for 2011 was 10.4% compared with 10.6%. The 2011 operating margin reflected a higher than historical operating margin for United, primarily the result of the higher volume leverage.

General Corporate Expenses

General corporate expenses for 2012, 2011 and 2010 were $13,294,000, $17,915,000 and $13,189,000, respectively.  The 26% decrease for 2012 compared with 2011 and 36% increase for 2011 compared with 2010 reflected higher legal, investment banking and transactions fees associated with the 2011 acquisitions described above.

Gain (Loss) on Disposition of Assets

The Company reported a net loss on disposition of assets of $14,000 in 2012, $40,000 in 2011 and $78,000 in 2010. The net losses were predominantly from the sale of retired marine equipment.

Other Income and Expenses

The following table sets forth equity in earnings of affiliates, other income (expense), noncontrolling interests and interest expense for the three years ended December 31, 2012 (dollars in thousands):

	2012	2011	% Change 2011 to 2012	2010	% Change 2010 to 2011
Equity in earnings of affiliates	$276	$347	(20)%	$283	23%
Other income (expense)	(198)	(41)	383%	273	(115)%
Noncontrolling interests	(3,181)	(2,466)	29%	(1,133)	118%
Interest expense	(24,385)	(17,902)	36%	(10,960)	63%

Equity in Earnings of Affiliates

Equity in earnings of affiliates consisted of the Company’s 50% ownership of a barge fleeting operation.

Noncontrolling Interests

Noncontrolling interests for 2012 increased 29% compared with 2011 and increased 118% for 2011 compared with 2010, primarily the result of the purchase in February 2011 of a 51% interest in Kinder Morgan’s shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel and the increase in the demand for the facility since the date of acquisition. Kinder Morgan retained the remaining 49% interest.

Interest Expense

Interest expense for 2012 increased 36% compared with 2011 and increased 63% for 2011 compared with 2010.  The 36% increase for 2012 was primarily the result of borrowing under the revolving credit facility to finance the April 2011 United acquisition and the November 2012 Allied acquisition, as well as the $540,000,000 term loan to finance the July 2011 Kirby Offshore Marine acquisition. During 2012, 2011 and 2010, the average debt and average interest rate, including the effect of interest rate swaps, were $800,123,000 and 3.0%, $518,303,000 and 3.4%, and $200,194,000 and 5.5%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets at December 31, 2012 were $3,653,128,000 compared with $2,960,411,000 at December 31, 2011 and $1,794,937,000 at December 31, 2010. The December 31, 2012 total assets reflected the acquisition in November 2012 of the Allied fleet for $107,014,000 in cash plus a contingent liability of up to $10,000,000 payable from 2013 through 2015, and the purchase in December 2012 of Penn for $300,192,000 in cash and the issuance of Company common stock, all more fully described under Acquisitions above.  The December 31, 2011 total assets reflected the acquisition in December 2011 of the Seaboats fleet for $42,745,000 in cash, the purchase in July 2011 of Kirby Offshore Marine for $603,427,000 in cash and the issuance of Company common stock, the purchase in April 2011 of United for $271,192,000 in cash plus an earnout provision payable in 2014 and the purchase in February 2011 of tank barges, towboats and tugboats from Enterprise for $53,200,000 in cash, all more fully described under Acquisitions above. The following table sets forth the significant components of the balance sheet as of December 31, 2012 compared with 2011 and 2011 compared with 2010 (dollars in thousands):

	2012	2011	% Change 2011 to 2012	2010	% Change 2010 to 2011
Assets:
Current assets	$596,256	$529,329	13%	$425,915	24%
Property and equipment, net	2,315,165	1,822,173	27	1,118,161	63
Investment in affiliates	1,808	3,682	(51)	3,336	10
Goodwill, net	596,030	483,468	23	228,873	111
Other assets	143,869	121,759	18	18,652	553
	$3,653,128	$2,960,411	23%	$1,794,937	65%

Liabilities and stockholders’ equity:
Current liabilities	$355,020	$358,800	(1)%	$160,259	124%
Long-term debt-less current portion	1,070,110	763,000	40	200,006	281
Deferred income taxes	426,096	292,355	46	231,775	26
Other long-term liabilities	94,848	92,098	3	43,758	110
Total equity	1,707,054	1,454,158	17	1,159,139	25
	$3,653,128	$2,960,411	23%	$1,794,937	65%

2012 Compared with 2011

Current assets as of December 31, 2012 increased 13% compared with current assets as of December 31, 2011. Trade accounts receivable increased 3%, primarily reflecting the acquisitions of Allied and Penn, partially offset by lower trade receivables from the land-based diesel engine services market due to a decline in business activity levels.  Inventory increased 36%, primarily reflecting the decrease in land-based diesel engine service activity levels, as well as the purchase of engines and transmissions to be sold to specific customers in 2013.

Property and equipment, net of accumulated depreciation, at December 31, 2012 increased 27% compared with December 31, 2011. The increase reflected $312,167,000 of capital expenditures for 2012, more fully described under Capital Expenditures below, the fair value of the property and equipment acquired in the Allied and Penn acquisitions of $334,819,000, less $136,701,000 of depreciation expense for 2012 and $18,717,000 of property disposals during 2012.

Goodwill as of December 31, 2012 increased 23% compared with December 31, 2011, predominately reflecting the goodwill recorded in the Allied, Penn and Flag acquisitions.

Other assets as of December 31, 2012 increased 18% compared with December 31, 2011, primarily reflecting other assets acquired in the Allied, Penn and Flag acquisitions, including intangible assets other than goodwill.

Current liabilities as of December 31, 2012 decreased 1% compared with December 31, 2011.  The current portion of long-term debt as of December 31, 2012 reflected the reclassification of an additional $26,000,000 of the term loan as current.  Accounts payable decreased 1%, primarily from the decrease in business activity levels in the land-based diesel engine services market, partially offset by the Penn acquisition. Accrued liabilities decreased 3%, primarily reflecting lower incentive compensation accruals. Deferred revenues decreased 57%, primarily reflecting reduced deposits received from customers for the construction of new oilfield service equipment in the land-based diesel engine services market.

Long-term debt, less current portion, as of December 31, 2012 increased 40% compared with December 31, 2011, primarily reflecting the borrowings under the Company’s revolving credit facility in November 2012 to finance the Allied acquisition and the $275,000,000 drawn down under the new $500,000,000 note purchase agreement in December 2012 to finance the Penn acquisition, less payments on the revolving credit facility and the term loan during 2012.

Deferred income taxes as of December 31, 2012 increased 46% compared with December 31, 2011. The increase was primarily due to the recording of $59,020,000 of deferred income taxes with the Penn acquisition on December 14, 2012 and the 2012 deferred income tax provision of $77,005,000. The deferred tax provision was primarily due to bonus tax depreciation on qualifying expenditures due to the Tax Relief Act that provided 50% bonus tax depreciation for capital investments placed in service through December 31, 2012.

Other long-term liabilities as of December 31, 2012 increased 3% compared with December 31, 2011.  The increase was primarily due increase in the pension liability of $6,397,000 and the recording of a $9,756,000 contingent liability payable in 2013 through 2015 based on developments with the sugar provisions in the United States Farm Bill, associated with the purchase of Allied on November 1, 2012, partially offset by a $4,300,000 credit reducing the fair value of the contingent earnout liability associated with the acquisition of United in April 2011, and the reclassification of $9,202,000 of the long-term portion of the value of derivatives to short-term due to their February 28, 2013 maturity.

Total equity as of December 31, 2012 increased 17% compared with December 31, 2011. The increase was the result of $209,438,000 of net earnings attributable to Kirby for 2012, and a $4,951,000 decrease in accumulated other comprehensive income (“OCI”), a $7,415,000 decrease in treasury stock, and stock issued with a fair value of $29,080,000 in connection with the acquisition of Penn. The decrease in accumulated OCI primarily resulted from the increase in unrecognized losses related to the Company’s defined benefit plans. The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock.

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

Total equity as of December 31, 2011 increased 25% compared with December 31, 2010. The increase was the result of $183,026,000 of net earnings attributable to Kirby for 2011, a $5,460,000 decrease in treasury stock, a $22,534,000 decrease in accumulated OCI, stock issued with a fair value of $113,019,000 in connection with the acquisition of K-Sea and a $8,593,000 increase in noncontrolling interests. The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock. The decrease in accumulated OCI primarily resulted from the increase in unrecognized losses related to the Company’s defined benefit plans. The increase in noncontrolling interests reflected the purchase in February 2011 of a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel from Kinder Morgan and a 50% interest in a coastal tank barge acquired as part of the K-Sea acquisition.

Retirement Plans

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities. The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The pension contribution for the 2012 and 2011 years were $25,000,000 and $27,500,000, respectively. The Company’s contribution of $25,000,000 in December 2012 resulted in funding 101% of the pension plan’s ABO at December 31, 2012. The fair value of plan assets was $217,811,000 and $174,223,000 at December 31, 2012 and December 31, 2011, respectively.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company used discount rates of 4.1% and 4.6% in 2012 and 2011, respectively, in determining its benefit obligations.  The Company estimates that every 0.1% decrease in the discount rate results in an increase in the ABO of approximately $3,600,000.  The Company assumed that plan assets would generate a long-term rate of return of 7.5% in 2012 and 2011. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants and comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

Long-Term Financing

On December 13, 2012, the Company entered into a note purchase agreement with a group of institutional investors pursuant to which the company issued two series of senior notes (“Senior Notes Series A” and “Senior Notes Series B”).  The note purchase agreement provides for the issuance of unsecured fixed-rate notes, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023.  No principal payments are required until maturity.  The Company issued $82,500,000 of Senior Notes Series A and $192,500,000 of Senior Notes Series B on December 13, 2012, the proceeds of which were used to fund the acquisition of Penn.  The balance of the Senior Notes Series A and Senior Notes Series B will be issued on February 27, 2013 for the primary purpose of refinancing $200,000,000 of floating rate senior notes due February 28, 2013.  The note purchase agreement contains certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others.  The note purchase agreement also specifies certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others.  As of December 31, 2012, the Company was in compliance with all Senior Notes Series A and Senior Notes Series B covenants and had $82,500,000 of Senior Notes Series A outstanding and $192,500,000 of Senior Notes Series B outstanding.

The Company has a $325,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The variable interest rate spread varies with the Company's senior debt rating and is currently 1.5% over the London Interbank Offered Rate (“LIBOR”) or 0.5% over an alternate base rate calculated with reference to the agent bank's prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.3%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of December 31, 2012, the Company was in compliance with all Revolving Credit Facility covenants and had $185,000,000 outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $3,936,000 as of December 31, 2012.

The Company has a credit agreement (“Term Loan”) with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of July 1, 2016. The Term Loan provides for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on LIBOR or an Alternate Base Rate. The interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. The Term Loan contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. As of December 31, 2012, the Company was in compliance with all Term Loan covenants and had $468,000,000 outstanding under the Term Loan, $65,000,000 of which was classified as current portion of long-term debt.

The Company has $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity on February 28, 2013. The Company was in compliance with all Senior Notes covenants at December 31, 2012.  As of December 31, 2012, all $200,000,000 of the Senior Notes were classified as long-term as the Company has the ability and the intent to refinance the Senior Notes on a long-term basis through the Senior Notes Series A and B Senior Notes Series described above.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2013. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had $7,110,000 of borrowings outstanding under the Credit Line as of December 31, 2012. Outstanding letters of credit under the Credit Line were $858,000 as of December 31, 2012.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank revolving credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. As of December 31, 2012, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of December 31, 2012, the Company had a forward contract with a notional amount of $469,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. This contract expires in the first quarter of 2014.  This forward contract is designated as a cash flow hedge, therefore, the change in fair value, to the extent the forward contract is effective, is recognized in OCI until the forward contract expires and is recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at December 31, 2012 and 2011 (in thousands):

Liability Derivatives	Balance Sheet Location	2012	2011
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Other accrued liabilities	$—	$363
Foreign currency contracts	Other long-term liabilities	39	32
Interest rate contracts	Other accrued liabilities	1,486	—
Interest rate contracts	Other long-term liabilities	—	9,202
Total derivatives designated as hedging instruments under ASC 815		$1,525	$9,597
Total liability derivatives		$1,525	$9,597

Fair value amounts were derived as of December 31, 2012 and December 31, 2011 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described in Note 4, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the years ended December 31, 2012, 2011 and 2010 (in thousands):

Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2010
Interest rate contracts	Interest expense	$7,716	$7,007	$(908)
Foreign exchange contracts	Cost of sales and operating expenses	346	929	(1,419)
Total		$8,062	$7,936	$(2,327)

Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2010
Interest rate contracts	Interest expense	$(8,321)	$(8,586)	$(8,529)
Foreign exchange contracts	Cost of sales and operating expenses	19	(13)	(411)
Total		$(8,302)	$(8,599)	$(8,940)

The Company anticipates $966,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects none of its net loss on a foreign currency contract included in accumulated OCI will be transferred into earnings over the next year based on the maturity date of the forward contract.

Capital Expenditures

Capital expenditures for 2012 were $312,167,000 of which $135,622,000 was for construction of inland tank barges and towboat, $60,373,000 for progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units scheduled for completion in the first half of 2013, and $116,172,000 primarily for upgrading of the existing inland and coastal marine transportation equipment and diesel engine services facilities.   Capital expenditures for 2011 were $226,238,000 of which $114,703,000 was for construction of inland tank barges and towboats, $33,335,000 for progress payments on the two offshore articulated dry-bulk barge and tugboat units scheduled for completion in the first half of 2013, and $78,200,000 primarily for upgrading of the existing inland and coastal marine transportation fleets. Capital expenditures for 2010 were $136,841,000 of which $74,265,000 was for construction of inland tank barges and towboats, and $62,576,000 was primarily for upgrading of the existing marine transportation fleet. Financing of the construction of the inland tank barges and towboats and offshore dry-bulk barges and tugboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During 2012, the Company’s inland operation took delivery of 56 new inland tank barges, added 17 inland tank barges from Lyondell that the Company previously operated for Lyondell, and transferred in four tank barges from the coastal operations, increasing capacity by approximately 1,392,000 barrels.  During 2012, the Company’s inland operation retired 52 inland tank barges and returned a net three chartered inland tank barges, reducing capacity by approximately 909,000 barrels.  The Company’s inland operation also took delivery of five inland towboats.

The Company projects that capital expenditures for 2013 will be in the $190,000,000 to $200,000,000 range. The 2013 construction program will consist of 55 inland tank barges with a total capacity of 1,200,000 barrels and three inland towboats.  Based on current commitments, steel prices and projected delivery schedules, the Company’s 2013 payments on new inland tank barges and towboats will be approximately $115,000,000 and approximately $10,000,000 in progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units for delivery in the 2013 first half with an estimated total cost of $52,000,000 for each unit. The balance of approximately $65,000,000 to $75,000,000 is primarily capital upgrades and improvements to existing marine equipment and marine transportation and diesel engine services facilities.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during 2012 or 2011. During 2010, the Company purchased 618,000 shares of its common stock for $23,793,000, for an average price per share of $38.48. As of February 27, 2013, the Company had approximately 2,685,000 shares available under the existing repurchase authorization by the Board of Directors. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $325,730,000, $311,995,000 and $245,246,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The 2012 year experienced a net decrease in cash flows from changes in operating assets and liabilities of $124,607,000 compared with a net decrease in the 2011 year of $79,618,000, primarily due to a decrease in accounts payable during 2012 due to lower business activity levels at United and the timing of payments for inventory received at United which was acquired in April 2011, compared to an increase in accounts payable during 2011 due to increased business activity levels at United.  In addition, inventory at United increased a larger amount during 2012 when compared to the increase in the 2011.  Also, deferred revenues had a larger decrease in 2012 versus 2011 reflecting reduced deposits received from customers for the construction of new oilfield service equipment in the land-based diesel engine services market.  These were partially offset by a smaller increase in accounts receivables in 2012 versus 2011 due to reduced business activity levels at United.

The 2011 year experienced a net decrease in cash flows from changes in operating assets and liabilities of $79,618,000 primarily due to larger increases in trade accounts receivable and inventory from stronger business activity levels in 2011 versus 2010 and a pension contribution of $27,500,000 in December 2011. The 2010 year experienced a net decrease in cash flows from changes in operating assets and liabilities of $12,518,000, primarily due to increased receivables from stronger business activity levels.

Funds generated are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of February 22, 2013, $149,473,000 under its Revolving Credit Facility and $8,940,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $325,000,000 and expires November 9, 2015. As of December 31, 2012, the Company had $140,000,000 available under the Revolving Credit Facility.  The Senior Notes Series A and Senior Notes Series B do not mature until February 27, 2020 and February 27, 2023, respectively, and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty.

There are numerous factors that may negatively impact the Company’s cash flow in 2013. For a list of significant risks and uncertainties that could impact cash flows, see Note 14, Contingencies and Commitments in the financial statements, and Item 1A — Risk Factors. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 6, Long-Term Debt in the financial statements.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $35,516,000 at December 31, 2012, including $6,172,000 in letters of credit and $29,344,000 in performance bonds. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Contractual Obligations

The contractual obligations of the Company and its subsidiaries at December 31, 2012 consisted of the following (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$1,135,110	$272,110	$380,000	$208,000	$275,000
Non-cancelable operating leases — barges	97,678	19,309	32,622	23,381	22,366
Non-cancelable operating leases — towing vessels	154,796	73,028	78,631	3,137	—
Non-cancelable operating leases — land, buildings and equipment	33,054	8,421	13,363	5,635	5,635
Barge and towing vessel construction contracts	124,505	124,505	—	—	—
Expected pension plan contribution	3,400	3,400	—	—	—
	$1,548,543	$500,773	$504,616	$240,153	$303,001

The majority of the towboat charter agreements are for terms of one year or less. The Company’s towboat rental agreements provide the Company with the option to terminate most agreements with notice ranging from seven to 90 days. The Company estimates that 80% of the charter rental cost is related to towboat crew costs, maintenance and insurance.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an ABO basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult resulting in the Company electing to only make an expected pension contribution forecast of one year.    As of December 31, 2012, the pension plan was funded at 101% of the ABO.

Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires entities to present components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements that would include reclassification adjustments for items that are reclassified from OCI to net income on the face of the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 in the first quarter of 2012 did not have an impact on the Company’s consolidated financial statements except that the Company has applied these provisions to its presentation of consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). The amendments to the Codification in ASU 2011-12 were effective at the same time as the amendments in ASU 2011-05, so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. The amendments were being made to allow the FASB time to reevaluate whether to present on the face of the financial statements the effects of reclassifications out of accumulated OCI on the components of net income and OCI for all periods presented. ASU 2011-12 were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”).   ASU 2013-02 established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the financial statements. The standard is effective in the first quarter of 2013 and is not expected to have a material impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would impact the 2012 interest expense by $182,000 based on balances outstanding at December 31, 2012, and would change the fair value of the Company’s debt by less than 1%.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank revolving credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in other OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on LIBOR to quarterly fixed rate payments. As of December 31, 2012, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of December 31, 2012, the Company had a forward contract with a notional amount of $469,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. This contract expires in the first quarter of 2014.  This forward contract is designated as a cash flow hedge, therefore, the change in fair value, to the extent the forward contract is effective, is recognized in OCI until the forward contract expires and is recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at December 31, 2012 and 2011 (in thousands):

Liability Derivatives	Balance Sheet Location	2012	2011
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Other accrued liabilities	$—	$363
Foreign currency contracts	Other long-term liabilities	39	32
Interest rate contracts	Other accrued liabilities	1,486	—
Interest rate contracts	Other long-term liabilities	—	9,202
Total derivatives designated as hedging instruments under ASC 815		$1,525	$9,597
Total liability derivatives		$1,525	$9,597

Fair value amounts were derived as of December 31, 2012 and December 31, 2011 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described in Note 4, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the years ended December 31, 2012, 2011 and 2010 (in thousands):

Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2010
Interest rate contracts	Interest expense	$7,716	$7,007	$(908)
Foreign exchange contracts	Cost of sales and operating expenses	346	929	(1,419)
Total		$8,062	$7,936	$(2,327)

Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2010
Interest rate contracts	Interest expense	$(8,321)	$(8,586)	$(8,529)
Foreign exchange contracts	Cost of sales and operating expenses	19	(13)	(411)
Total		$(8,302)	$(8,599)	$(8,940)

The Company anticipates $966,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects none of its net loss on a foreign currency contract included in accumulated OCI will be transferred into earnings over the next year based on the maturity date of the forward contract.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report (see Item 15, page 106).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2012, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report which is included herein.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10 Through 14.

The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2012, except for the information regarding executive officers which is provided under Item 1.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kirby Corporation:

We have audited Kirby Corporation and consolidated subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kirby Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kirby Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Houston, Texas
February 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kirby Corporation:

We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kirby Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Houston, Texas
February 27, 2013

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,059	$16,249
Accounts receivable:
Trade — less allowance for doubtful accounts of $4,720 ($5,007 in 2011)	313,182	303,087
Other	43,074	32,060
Inventories — net, at lower of average cost or market	177,397	130,130
Prepaid expenses and other current assets	39,248	33,617
Deferred income taxes	12,296	14,186
Total current assets	596,256	529,329

Property and equipment:
Marine transportation equipment	3,029,219	2,466,506
Land, buildings and equipment	189,894	151,762
	3,219,113	2,618,268
Accumulated depreciation	903,948	796,095
Property and equipment — net	2,315,165	1,822,173
Investment in affiliates	1,808	3,682
Goodwill — net	596,030	483,468
Other assets	143,869	121,759
Total assets	$3,653,128	$2,960,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$65,000	$39,005
Income taxes payable	2,369	4,124
Accounts payable	156,763	158,855
Accrued liabilities:
Interest	1,628	1,168
Insurance premiums and claims	44,589	45,817
Employee compensation	39,561	42,706
Taxes — other than on income	10,760	9,972
Other	17,493	17,599
Deferred revenues	16,857	39,554
Total current liabilities	355,020	358,800
Long-term debt — less current portion	1,070,110	763,000
Deferred income taxes	426,096	292,355
Other long-term liabilities	94,848	92,098
Total long-term liabilities	1,591,054	1,147,453

Contingencies and commitments	—	—
Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,776,000 shares in 2012 and 59,276,000 in 2011	5,978	5,928
Additional paid-in capital	397,785	357,294
Accumulated other comprehensive income — net	(61,127)	(56,176)
Retained earnings	1,439,079	1,229,641
Treasury stock — at cost, 3,191,000 shares in 2012 and 3,532,000 in 2011	(86,747)	(94,162)
Total Kirby stockholders’ equity	1,694,968	1,442,525
Noncontrolling interests	12,086	11,633
Total equity	1,707,054	1,454,158
Total liabilities and equity	$3,653,128	$2,960,411

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$1,408,893	$1,194,607	$915,046
Diesel engine services	703,765	655,810	194,511
Total revenues	2,112,658	1,850,417	1,109,557

Costs and expenses:
Costs of sales and operating expenses	1,409,662	1,228,440	683,236
Selling, general and administrative	178,483	170,386	117,694
Taxes, other than on income	14,519	13,179	13,209
Depreciation and amortization	145,147	126,029	95,296
Loss on disposition of assets	14	40	78
Total costs and expenses	1,747,825	1,538,074	909,513
Operating income	364,833	312,343	200,044
Equity in earnings of affiliates	276	347	283
Other income (expense)	(198)	(41)	273
Interest expense	(24,385)	(17,902)	(10,960)
Earnings before taxes on income	340,526	294,747	189,640
Provision for taxes on income	(127,907)	(109,255)	(72,258)

Net earnings	212,619	185,492	117,382
Less: Net earnings attributable to noncontrolling interests	(3,181)	(2,466)	(1,133)
Net earnings attributable to Kirby	$209,438	$183,026	$116,249

Net earnings per share attributable to Kirby common stockholders:
Basic	$3.75	$3.35	$2.16
Diluted	$3.73	$3.33	$2.15

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	($ in thousands)

Net earnings	$212,619	$185,492	$117,382
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	(10,270)	(27,383)	(1,654)
Foreign currency translation adjustments	102	(350)	—
Change in fair value of derivative instruments	5,217	5,199	(1,520)
Total comprehensive loss, net of taxes	(4,951)	(22,534)	(3,174)

Total comprehensive income, net of taxes	207,668	162,958	114,208
Net earnings attributable to noncontrolling interests	(3,181)	(2,466)	(1,133)
Comprehensive income attributable to Kirby	$204,487	$160,492	$113,075

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	($ in thousands)
Cash flows from operating activities:
Net earnings	$212,619	$185,492	$117,382
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	145,147	126,029	95,296
Provision (credit) for doubtful accounts	(42)	266	(15)
Provision for deferred income taxes	77,005	70,004	34,439
Loss on disposition of assets	14	40	78
Equity in earnings of affiliates, net of distributions and contributions	1,874	(347)	(283)
Amortization of unearned share-based compensation	9,796	9,228	10,867
Other	3,924	901	—
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	(8,744)	(58,351)	(17,563)
Inventory	(46,372)	(26,355)	973
Other assets	(5,180)	(7,247)	(2,511)
Income taxes payable	(4,347)	3,026	(13,284)
Accounts payable	(10,484)	21,492	19,262
Accrued and other liabilities	(49,480)	(12,183)	605
Net cash provided by operating activities	325,730	311,995	245,246

Cash flows from investing activities:
Capital expenditures	(312,167)	(226,238)	(136,841)
Acquisitions of businesses and marine equipment, net of cash acquired	(380,925)	(859,512)	—
Proceeds from disposition of assets	19,651	11,821	9,725
Retirement of interest rate swaps assumed in acquisition	—	(14,803)	—
Net cash used in investing activities	(673,441)	(1,088,732)	(127,116)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	97,110	95,000	—
Borrowings on long-term debt	275,000	531,646	—
Payments on long-term debt	(39,005)	(33,128)	(105)
Return of investment to noncontrolling interests	(2,728)	(2,115)	(1,794)
Proceeds from noncontrolling interest investments	—	268	69
Proceeds from exercise of stock options	8,932	4,367	4,884
Purchase of treasury stock	—	—	(23,793)
Excess tax benefit from equity compensation plans	3,212	1,348	373
Net cash provided by (used in) financing activities	342,521	597,386	(20,366)

Increase (decrease) in cash and cash equivalents	(5,190)	(179,351)	97,764
Cash and cash equivalents, beginning of year	16,249	195,600	97,836
Cash and cash equivalents, end of year	$11,059	$16,249	$195,600

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$21,364	$16,455	$10,604
Income taxes	$52,105	$34,926	$50,743
Noncash investing activity:
Stock issued in acquisitions	$29,080	$113,019	$—
Cash acquired in acquisitions	$2,301	$4,044	$—
Disposition of assets for receivables	$—	$682	$1,569

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	($ in thousands)
Common stock:
Balance at beginning of year	$5,928	$5,734	$5,734
Issuance of shares in acquisitions	50	194	—
Balance at end of year	$5,978	$5,928	$5,734

Additional paid-in capital:
Balance at beginning of year	$357,294	$237,014	$229,724
Issuance of shares in acquisitions	29,030	112,825	—
Excess of proceeds received upon exercise of stock options and issuance of restricted stock over cost of treasury stock issued	6,716	4,359	3,140
Tax benefit realized from equity compensation plans	3,212	1,348	373
Issuance of restricted stock, net of forfeitures	(8,263)	(7,480)	(7,090)
Amortization of unearned compensation	9,796	9,228	10,867
Balance at end of year	$397,785	$357,294	$237,014

Accumulated other comprehensive income:
Balance at beginning of year	$(56,176)	$(33,642)	$(30,468)
Other comprehensive loss, net of taxes	(4,951)	(22,534)	(3,174)
Balance at end of year	$(61,127)	$(56,176)	$(33,642)

Retained earnings:
Balance at beginning of year	$1,229,641	$1,046,615	$930,366
Net earnings attributable to Kirby for the year	209,438	183,026	116,249
Balance at end of year	$1,439,079	$1,229,641	$1,046,615

Treasury stock:
Balance at beginning of year	$(94,162)	$(99,622)	$(82,893)
Purchase of treasury stock (618,000 shares in 2010)	—	—	(23,793)
Cost of treasury stock issued upon exercise of stock options and issuance of restricted stock (341,000 in 2012, 248,000 in 2011 and 338,000 in 2010)	7,415	5,460	7,064
Balance at end of year	$(86,747)	$(94,162)	$(99,622)

Noncontrolling interests:
Balance at beginning of year	$11,633	$3,040	$3,632
Net earnings attributable to noncontrolling interests	3,181	2,466	1,133
Return of investment to noncontrolling interests	(2,728)	(2,115)	(1,794)
Proceeds from noncontrolling interest investments	—	268	69
Acquisition of noncontrolling interests	—	7,974	—
Balance at the end of year	$12,086	$11,633	$3,040

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

Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 2012 and 2011 were $81,447,000 and $53,083,000, respectively, of accruals for revenues earned which have not been invoiced as of the end of each year.

The Company’s marine transportation and diesel engine services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with insurance companies. Included in accounts receivable as of December 31, 2012 and 2011 were $20,953,000 and $15,530,000, respectively, of receivables from insurance companies to cover claims in excess of the Company’s deductible.

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

Drydocking on Ocean-Going Vessels. The Company’s ocean-going vessels are subject to regulatory drydocking requirements after certain periods of time to be inspected, have planned major maintenance performed and be recertified by the American Bureau of Shipping (“ABS”). These recertifications generally occur twice in a five year period. The Company defers the drydocking expenditures incurred on its ocean-going vessels due to regulatory marine inspections by the ABS and amortizes the costs of the shipyard over the period between drydockings, generally 30 or 60 months, depending on the type of major maintenance performed.  Drydocking expenditures that extend the life or improve the operating capability of the vessel result in the costs being capitalized. Routine repairs and maintenance on ocean-going vessels are expensed as incurred.

Environmental Liabilities. The Company expenses costs related to environmental events as they are incurred or when a loss is considered probable and estimable.

Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. The Company conducted its annual goodwill impairment test at November 30, 2012 and 2011. For 2012 and 2011, the Company noted no impairment of goodwill. The Company will continue to conduct goodwill impairment tests as of November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary. The gross carrying value of goodwill at December 31, 2012 and 2011 was $613,497,000 and $500,935,000, respectively, and accumulated amortization at December 31, 2012 and 2011 was $15,566,000. Accumulated impairment losses were $1,901,000 at December 31, 2012 and 2011.

Net goodwill for the marine transportation segment was $385,868,000 and $276,163,000 at December 31, 2012 and 2011, respectively. Net goodwill for the diesel engine services segment was $210,162,000 and $207,305,000 at December 31, 2012 and 2011, respectively.

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

Accrued Insurance. Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (“IBNR”) or fully developed based on past experience. Insurance premiums, IBNR losses and incurred claim losses, up to the Company’s deductible, for 2012, 2011 and 2010 were $17,876,000, $18,673,000 and $13,461,000, respectively.

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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). The amendments to the Codification in ASU 2011-12 are effective at the same time as the amendments in ASU 2011-05, so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. The amendments were being made to allow the FASB time to reevaluate whether to present on the face of the financial statements the effects of reclassifications out of accumulated OCI on the components of net income and OCI for all periods presented. ASU 2011-12 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”).   ASU 2013-02 established the effective date for the requirement to present components of reclassifications out of accumulated OCI on the face of the financial statements. The standard is effective in the first quarter of 2013 and is not expected to have a material impact on the Company’s consolidated financial statements.

(2) Acquisitions

On December 28, 2012, the Company purchased the assets of Flag Service & Maintenance, Inc. (“Flag”) for $5,100,000 in cash, before post-closing adjustments. Flag was an East Coast high-speed diesel engine service provider, operating factory-authorized full service marine dealerships for Caterpillar, Cummins, MTU and John Deere diesel engines.

On December 14, 2012, the Company completed the acquisition of Penn Maritime Inc. and Maritime Investments LLC (“Penn”), an operator of tank barges and tugboats participating in the coastal transportation of primarily black oil products in the United States.  The total value of the transaction was $300,192,000, before post-closing adjustments and excluding transaction fees, consisting of $145,855,000 of cash, $29,080,000 through the issuance of 500,000 shares of Company common stock valued at $58.16 per share, and $125,257,000 of cash for the retirement of Penn’s debt.  Penn’s fleet, comprised of 18 double hull tank barges with a capacity of 1.9 million barrels and 16 tugboats, operates along the East Coast and Gulf Coast of the United States.  Penn’s tank barge fleet had an average age of approximately 13 years with a product mix that consists of primarily refinery feedstocks, asphalt and crude oil.  Penn’s customers include major oil companies and refiners.

The Company considers Penn to be a natural expansion of the current marine transportation segment, adding increased product diversity to its coastal operations.

The analysis of the Penn fair values is substantially complete but all fair values have not been finalized pending obtaining the information necessary to complete the analysis. Companies have one year after an acquisition to finalize acquisition accounting under current accounting rules.

As a result of the acquisition, the Company recorded $84,203,000 of goodwill and $22,600,000 of intangibles. The intangibles have a weighted average amortization period of approximately 15 years. The Company expects approximately thirty percent of the goodwill will be deductible for tax purposes. Acquisition related costs, consisting primarily of legal and other professional fees plus other expenses, of $728,000 were expensed as incurred to selling, general and administrative expense in 2012.

On November 1, 2012, the Company purchased from Allied Transportation Company (“Allied”) 10 coastal tank barges with a total capacity of 680,000 barrels, three offshore dry-bulk barges with a total capacity of 48,000 deadweight tons and seven coastal tugboats for $107,014,000 in cash, before post-closing adjustments and excluding transaction fees, including a provision for up to $10,000,000 that will be paid contingent on developments with the sugar provisions in the United States Farm Bill.   The fair value of the contingent liability recorded at the acquisition date was $9,756,000.  Allied provided coastal transportation of petrochemicals as well as dry sugar products in the Northeast, Atlantic and Gulf Coast regions of the United States.

The Company considers Allied to be a natural expansion of the current marine transportation segment, adding increased product diversity to its coastal operations.

The analysis of the Allied fair values is substantially complete but all fair values have not been finalized pending obtaining the information necessary to complete the analysis. Companies have one year after an acquisition to finalize acquisition accounting under current accounting rules.

As a result of the acquisition, the Company recorded $22,817,000 of goodwill and $8,600,000 of intangibles. The intangibles have a weighted average amortization period of approximately 19 years. The Company expects all of the goodwill will be deductible for tax purposes. Acquisition related costs, consisting primarily of legal and other professional fees plus other expenses, of $244,000 were expensed as incurred to selling, general and administrative expense in 2012.

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

The following unaudited pro forma results present consolidated information as if the United and K-Sea acquisitions had been completed as of January 1, 2010. The pro forma results do not include the acquisitions of Flag, Penn, Allied, Seaboats, Enterprise and Kinder Morgan described above as the effect of these acquisitions would not be materially different from the Company’s actual results.

The pro forma results include the amortization associated with the acquired intangible assets, interest expense associated with the debt used to fund a portion of the acquisitions, the impact of the additional shares issued in connection with the K-Sea acquisition, the impact of certain fair value adjustments such as depreciation adjustments related to adjustments to property and equipment and standardization of accounting policies. The pro forma results do not include any cost savings or potential synergies related to the acquisitions nor any integration costs. The pro forma results should not be considered indicative of the results of operations or financial position of the combined companies had the acquisitions been consummated as of January 1, 2010, and are not necessarily indicative of results of future operations of the Company.

The following table sets forth the Company’s pro forma revenues, net earnings attributable to Kirby, basic net earnings per share and fully diluted net earnings per share attributable to Kirby common stockholders for the years ended December 31, 2012, 2011 and 2010 (unaudited and in thousands, except per share amounts):

	2012	2011 Pro forma	2010 Pro forma
Revenues	$2,112,658	$2,105,904	$1,685,173
Net earnings attributable to Kirby	$209,438	$172,426	$123,981
Net earnings per share attributable to Kirby common stockholders:
Basic	$3.75	$3.10	$2.22
Diluted	$3.73	$3.09	$2.22

(3) Inventories

The following table presents the details of inventories as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Finished goods	$162,859	$111,931
Work in process	14,538	18,199
	$177,397	$130,130

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
December 31, 2012:
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$1,525	$—	$1,525
Contingent liabilities	—	—	28,067	28,067
	$—	$1,525	$28,067	$29,592

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
December 31, 2011:
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$9,597	$—	$9,597
Contingent liability	—	—	22,600	22,600
	$—	$9,597	$22,600	$32,197

In connection with the acquisition of Allied on November 1, 2012, Allied’s former owners are eligible to receive up to an additional $10,000,000 payable in 2013 through 2015, contingent on developments with the sugar provisions in the United States Farm Bill.  The fair value of the contingent liability recorded at the acquisition date was $9,756,000.  The fair value of the contingent liability is based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments.  The increase in the fair value of the contingent liability of $11,000 in 2012 was charged to selling, general and administrative expense.  As of December 31, 2012, the Company had recorded a contingent liability of $9,767,000.

In connection with the acquisition of United on April 15, 2011, United’s former owners are eligible to receive a three-year earnout payment of up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. The fair value of the contingent earnout liability recorded at the acquisition date was $16,300,000. The fair value of the earnout is based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments. The decrease in the fair value of the earnout liability of $4,300,000 for 2012 was credited to selling, general and administrative expense. As of December 31, 2012, the Company had recorded an earnout liability of $18,300,000 compared with $22,600,000 as of December 31, 2011.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments. The fair value of the Company's debt instruments is described in Notes 6, Long-Term Debt.

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets are adjusted to fair value when there is evidence of impairment. During the years ended December 31, 2012 and 2011, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

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

From time to time, the Company hedges its exposure to fluctuations in short-term interest rates under its variable rate bank revolving credit facility and floating rate senior notes by entering into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges, therefore, the changes in fair value, to the extent the swap agreements are effective, are recognized in OCI until the hedged interest expense is recognized in earnings. The current swap agreements effectively convert the Company’s interest rate obligation on the Company’s variable rate senior notes from quarterly floating rate payments based on the London Interbank Offered Rate (“LIBOR”) to quarterly fixed rate payments. As of December 31, 2012, the Company had a total notional amount of $200,000,000 of interest rate swaps designated as cash flow hedges for its variable rate senior notes as follows (dollars in thousands):

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

As of December 31, 2012, the Company had a forward contract with a notional amount of $469,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. This contract expires in the first quarter of 2014. This forward contract is designated as a cash flow hedge, therefore, the change in fair value, to the extent the forward contract is effective, is recognized in OCI until the forward contract expires and is recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at December 31, 2012 and 2011 (in thousands):

Liability Derivatives	Balance Sheet Location	2012	2011
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Other accrued liabilities	$—	$363
Foreign currency contracts	Other long-term liabilities	39	32
Interest rate contracts	Other accrued liabilities	1,486	—
Interest rate contracts	Other long-term liabilities	—	9,202
Total derivatives designated as hedging instruments under ASC 815		$1,525	$9,597
Total liability derivatives		$1,525	$9,597

Fair value amounts were derived as of December 31, 2012 and 2011 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 4, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the years ended December 31, 2012, 2011 and 2010 (in thousands):

Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2010
Interest rate contracts	Interest expense	$7,716	$7,007	$(908)
Foreign exchange contracts	Cost of sales and operating expenses	346	929	(1,419)
Total		$8,062	$7,936	$(2,327)

Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Flow Hedging Relationships:	(Effective Portion)	2012	2011	2010
Interest rate contracts	Interest expense	$(8,321)	$(8,586)	$(8,529)
Foreign exchange contracts	Cost of sales and operating expenses	19	(13)	(411)
Total		$(8,302)	$(8,599)	$(8,940)

The Company anticipates $966,000 of net losses on interest rate swap agreements included in accumulated OCI will be transferred into earnings over the next year based on current interest rates. Gains or losses on interest rate swap agreements offset increases or decreases in rates of the underlying debt, which results in a fixed rate for the underlying debt. The Company also expects none of its net loss on a foreign currency contract included in accumulated OCI will be transferred into earnings over the next year based on the maturity date of the forward contract.

(6) Long-Term Debt

Long-term debt at December 31, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Long-term debt, including current portion:
$150,000,000 senior notes Series A due February 27, 2020	$82,500	$—
$350,000,000 senior notes Series B due February 27, 2023	192,500	—
$540,000,000 term loan due May 31, 2016	468,000	507,000
$325,000,000 revolving credit facility due November 9, 2015	185,000	95,000
$10,000,000 credit line due June 30, 2013	7,110	—
Senior notes due February 28, 2013	200,000	200,000
Other long-term debt	—	5
	$1,135,110	$802,005

The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2013	$272,110
2014	91,000
2015	289,000
2016	208,000
2017	—
Thereafter	275,000
$1,135,110

On December 13, 2012, the Company entered into a note purchase agreement with a group of institutional investors pursuant to which the Company issued two series of senior notes (“Senior Notes Series A” and “Senior Notes Series B”).  The note purchase agreement provides for the issuance of unsecured fixed-rate notes, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023.  No principal payments are required until maturity.  The Company issued $82,500,000 of Senior Notes Series A and $192,500,000 of Senior Notes Series B on December 13, 2012, the proceeds of which were used to fund the acquisition of Penn.  The balance of the Senior Notes Series A and Senior Notes Series B will be issued on February 27, 2013 for the primary purpose of refinancing $200,000,000 of floating rate senior notes due February 28, 2013.  The note purchase agreement contains certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others.  The note purchase agreement also specifies certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others.  As of December 31, 2012, the Company was in compliance with all Senior Notes Series A and Senior Notes Series B covenants and had $82,500,000 of Senior Notes Series A outstanding and $192,500,000 of Senior Notes Series B outstanding.

The Company has a $325,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The variable interest rate spread varies with the Company's senior debt rating and is currently 1.5% over LIBOR or 0.5% over an alternate base rate calculated with reference to the agent bank's prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.3%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of December 31, 2012, the Company was in compliance with all Revolving Credit Facility covenants and had $185,000,000 outstanding under the Revolving Credit Facility. The average borrowing under the Revolving Credit Facility during 2012 was $90,388,000, computing by averaging the daily balance, and the weighted average interest rate was 1.8%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $3,936,000 as of December 31, 2012.

The Company has a credit agreement (“Term Loan”) with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of July 1, 2016. The Term Loan provides for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on LIBOR or an Alternate Base Rate. The interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. The Term Loan contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. As of December 31, 2012, the Company was in compliance with all Term Loan covenants and had $468,000,000 outstanding under the Term Loan, $65,000,000 of which was classified as current portion of long-term debt.  The average borrowing under the Term Loan during 2012 was $495,517,000, computed by averaging the daily balance, and the weighted average interest rate was 1.8%, computed by dividing the interest expense under the Term Loan by the average Term Loan borrowing.

The Company has $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) due February 28, 2013. The Senior Notes pay interest quarterly at a rate equal to LIBOR plus a margin of 0.5%. The Senior Notes are callable, at the Company’s option, at par. No principal payments are required until maturity on February 28, 2013. The Company was in compliance with all Senior Notes covenants at December 31, 2012.  As of December 31, 2012, $200,000,000 was outstanding under the Senior Notes and the 2012 average interest rate was 1.0%, computed by dividing the interest expense under the Senior Notes by the average Senior Notes borrowings of $200,000,000.  As of December 31, 2012, all $200,000,000 of the Senior Notes were classified as long-term as the Company has the ability and the intent to refinance the Senior Notes on a long-term basis through the Senior Notes Series A and  Senior Notes Series B described above.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit with a maturity date of June 30, 2013. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had $7,110,000 of borrowings outstanding under the Credit Line as of December 31, 2012. Outstanding letters of credit under the Credit Line were $858,000 as of December 31, 2012.

The estimated fair value of total debt outstanding at December 31, 2012 was $1,130,967,000 which differs from the carrying amount of $1,135,110,000 included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves.   The Company is of the opinion that the amounts including in the consolidated financial statements for outstanding debt as of December 31, 2011 materially represents the fair value of such debt at that time due to their variable interest rates.

(7) Taxes on Income

Earnings before taxes on income and details of the provision for taxes on income for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Earnings before taxes on income — United States	$340,526	$294,747	$189,640

Provision for taxes on income:
Federal:
Current	$41,297	$33,640	$33,014
Deferred	71,767	65,451	30,643
State and local	14,843	10,164	8,601
	$127,907	$109,255	$72,258

During the three years ended December 31, 2012, 2011 and 2010, tax benefits related to the exercise of stock options and the issuance of restricted stock that were allocated directly to additional paid-in capital were $3,212,000, $1,348,000 and $373,000, respectively.

The Company’s provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 2012, 2011 and 2010 due to the following:

	2012	2011	2010
United States income tax statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.8	2.2	2.9
Other – net	(.2)	(.1)	.2
	37.6%	37.1%	38.1%

The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Current deferred tax assets:
Compensated absences	$750	$695
Allowance for doubtful accounts	1,652	1,752
Insurance accruals	3,306	4,150
Other	6,588	7,589
	$12,296	$14,186

Non-current deferred tax assets and liabilities:
Deferred tax assets:
Postretirement health care benefits	$3,215	$3,422
Insurance accruals	1,556	1,420
Deferred compensation	8,449	8,290
Unrealized loss on derivative financial instruments	563	3,384
Unrealized loss on defined benefit plans	33,942	28,114
Operating loss carryforwards	601	1,305
Other	13,443	9,047
	61,769	54,982

Deferred tax liabilities:
Property	(408,905)	(298,335)
Deferred state taxes	(39,072)	(25,738)
Pension benefits	(18,794)	(15,376)
Goodwill and other intangibles	(20,220)	(6,563)
Other	(874)	(1,325)

	(487,865)	(347,337)
	$(426,096)	$(292,355)

The Company has determined that it is more likely than not that all deferred tax assets at December 31, 2012 will be realized, including its operating loss carryforwards of $601,000 that expire in various amounts through 2030.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the 2009 through 2011 tax years. With few exceptions, the Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the 2006 through 2011 tax years.

As of December 31, 2012, the Company has provided a liability of $1,835,000 for unrecognized tax benefits related to various income tax issues which includes interest and penalties. The amount that would impact the Company’s effective tax rate, if recognized, is $1,305,000, with the difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate being primarily related to the federal tax benefit of state income tax items. It is not reasonably possible to determine if the liability for unrecognized tax benefits will significantly change prior to December 31, 2013 due to the uncertainty of possible examination results.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010, is as follows (in thousands):

	2012	2011	2010
Balance at beginning of year	$1,532	$2,088	$2,290
Additions based on tax positions related to the current year	165	602	279
Additions for tax positions of prior years	53	402	84
Reductions for tax positions of prior years	(502)	(738)	(443)
Settlements	(203)	(822)	(122)
Balance at end of year	$1,045	$1,532	$2,088

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company recognized net expense (credit) of $(43,000), $16,000 and $43,000 in interest and penalties for the years ended December 31, 2012, 2011 and 2010, respectively. The Company had $790,000, $977,000 and $993,000 of accrued liabilities for the payment of interest and penalties at December 31, 2012, 2011 and 2010, respectively.

(8) Leases

The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Lease agreements for barges have terms from one to 10 years expiring at various dates through 2021. Lease agreements for towing vessels chartered by the Company have terms from 30 days to five years expiring at various dates through 2016; however, the majority of the towing vessel charter agreements are for terms of one year or less. Total rental expense for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010
Rental expense:
Marine equipment — barges	$23,835	$16,396	$9,075
Marine equipment — towing vessels	97,428	91,796	79,016
Other buildings and equipment	9,952	8,156	5,334
Rental expense	$131,215	$116,348	$93,425

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2012 were as follows (in thousands):

		Marine Equipment
	Land, Buildings and Equipment	Barges	Towing Vessels	Total
2013	$8,421	$19,309	$73,028	$100,758
2014	7,372	17,125	44,011	68,508
2015	5,991	15,497	34,620	56,108
2016	3,191	11,984	3,137	18,312
2017	2,444	11,397	—	13,841
Thereafter	5,635	22,366	—	28,001
	$33,054	$97,678	$154,796	$285,528

 (9) Stock Award Plans

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Compensation cost	$9,796	$9,228	$10,867
Income tax benefit	$3,644	$3,534	$4,162

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options and restricted stock. Under the plan, the exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options prior to January 25, 2010 are five years and vest ratably over three years. Options granted on or after January 25, 2010 have terms of seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan.  At December 31, 2012, 2,909,458 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

On February 15, 2012, the Board of Directors approved amendments to the employee plan, subject to stockholder approval, to (1) increase the number of shares that may be issued under the plan from 3,000,000 to 5,000,000 shares, and (2) increase the maximum amount of cash that may be paid to any participant pursuant to any performance awards under the plan during any calendar year from $3,000,000 to $5,000,000.  The amendments were approved by the stockholders at the Annual Meeting of Stockholders held on April 24, 2012.

The following is a summary of the stock option activity under the employee plan described above for the years ended December 31, 2012, 2011 and 2010:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2009	640,483	$33.39
Granted	103,999	$32.60
Exercised	(228,543)	$28.36
Canceled or expired	(81,492)	$45.73

Outstanding at December 31, 2010	434,447	$33.53
Granted	103,021	$47.01
Exercised	(91,794)	$32.75
Canceled or expired	—	$—

Outstanding at December 31, 2011	445,674	$36.81
Granted	99,906	$65.80
Exercised	(191,955)	$35.65
Canceled or expired	(2,452)	$58.28
Outstanding at December 31, 2012	351,173	$45.54

Under the employee plan, stock options exercisable were 149,544, 226,900 and 200,210 at December 31, 2012, 2011 and 2010, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at December 31, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price		Aggregated Intrinsic Value
$23.98 — $32.56	126,698	3.5	$30.67		93,363		$30.03
$34.40 — $36.35	24,000	1.4	$34.73		22,666		$34.63
$46.74	100,569	5.0	$46.74		33,515		$46.74
$65.28 — $66.72	99,906	6.1	$65.80		─	$	─
$23.98 — $66.72	351,173	4.5	$45.54	$5,741,000	149,544		$34.47	$4,100,000

The following is a summary of the restricted stock award activity under the employee plan described above for the years ended December 31, 2012, 2011 and 2010:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2009	542,679	$30.70
Granted	197,994	$33.42
Vested	(234,831)	$39.34
Forfeited	(6,507)	$32.00
Nonvested balance at December 31, 2010	499,335	$31.98
Granted	150,612	$46.50
Vested	(163,480)	$33.27
Forfeited	(10,835)	$38.90
Nonvested balance at December 31, 2011	475,632	$36.43
Granted	121,953	$67.79
Vested	(168,166)	$35.43
Forfeited	(11,291)	$58.64
Nonvested balance at December 31, 2012	418,128	$45.39

The Company has a director stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted when first elected a director vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31, 2012, 675,535 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified and competent independent directors.

On February 15, 2012, the Board of Directors approved amendments to the director plan, subject to stockholder approval, to increase the number of shares that may be issued under the plan from 1,000,000 to 1,500,000 shares.  The amendment was approved by the stockholders at the Annual Meeting of Stockholders held on April 24, 2012.

The following is a summary of the stock option activity under the director plan described above for the years ended December 31, 2012, 2011 and 2010:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2009	301,937	$33.43
Granted	57,492	$41.24
Exercised	(3,000)	$10.67
Outstanding at December 31, 2010	356,429	$34.88
Granted	60,552	$56.42
Exercised	(63,356)	$32.17
Outstanding at December 31, 2011	353,625	$39.05
Granted	66,306	$62.39
Exercised	(73,993)	$28.22
Outstanding at December 31, 2012	345,938	$45.84

Under the director plan, options exercisable were 345,360, 352,987 and 355,555 at December 31, 2012, 2011 and 2010, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at December 31, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$12.69 — $17.88	24,000	0.8	$15.29		24,000	$15.29
$20.28 — $29.60	36,000	5.0	$26.49		36,000	$26.49
$35.17 — $36.82	62,036	3.7	$35.84		62,036	$35.84
$41.24 — $56.45	157,596	7.0	$51.89		157,596	$51.89
$61.89 — $62.48	66,306	7.9	$62.39		65,728	$62.39
$12.69 — $62.48	345,938	6.0	$45.84	$5,551,000	345,360	$45.81	$5,552,000

The following is a summary of the restricted stock award activity under the director plan described above for the years ended December 31, 2012, 2011 and 2010:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2009	732	$29.77
Granted	11,097	$41.33
Vested	(11,304)	$40.58
Nonvested balance at December 31, 2010	525	$41.33
Granted	11,990	$56.85
Vested	(10,767)	$55.90
Nonvested balance at December 31, 2011	1,748	$58.07
Granted	10,383	$62.99
Vested	(11,783)	$62.26
Nonvested balance at December 31, 2012	348	$62.99

The total intrinsic value of all stock options exercised under all of the Company’s plans was $6,768,000, $4,072,000 and $2,835,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $2,518,000, $1,560,000 and $1,086,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $11,878,000, $7,921,000 and $8,809,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $4,418,000, $3,034,000 and $3,374,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, there was $2,151,000 of unrecognized compensation cost related to nonvested stock options and $13,706,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.3 years and restricted stock over approximately 2.6 years. The total fair value of stock options vested was $2,846,000, $2,618,000 and $3,491,000 during the years ended December 31, 2012, 2011 and 2010, respectively. The fair value of the restricted stock vested was $11,878,000, $7,921,000 and $8,809,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The weighted average per share fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $22.21, $18.84 and $13.81, respectively. The fair value of the stock options granted during the years ended December 31, 2012, 2011 and 2010 was $3,691,000, $3,081,000 and $2,231,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the stock options during the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Dividend yield	None	None	None
Average risk-free interest rate	1.1%	2.4%	3.1%
Stock price volatility	33%	33%	33%
Estimated option term	Six years or seven years	Six years or seven years	Six years or seven years

(10) Retirement Plans

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The fair value of plan assets was $217,811,000 and $174,223,000 at December 31, 2012 and 2011 respectively. As of December 31, 2012 and 2011, these assets were allocated among asset categories as follows:

Asset Category	2012	2011	Current Minimum, Target and Maximum Allocation Policy
U.S. equity securities	44%	43%	30% — 50% — 70%
International equity securities	18%	16%	0% — 20% — 30%
Debt securities	26%	25%	15% — 30% — 55%
Cash and cash equivalents	12%	16%	0% — 0% — 5%
	100%	100%

The cash and cash equivalents asset category exceeded the maximum percentage allocation in 2012 and 2011 due to the 2012 and 2011 pension plan contributions of $25,000,000 and $27,500,000, respectively, being funded on the last day of the year which resulted in insufficient time to properly allocate the contribution among the asset categories. The Company allocated the contribution among the appropriate asset categories in January of the following year.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company assumed that plan assets would generate a long-term rate of return of 7.5% in 2012 and 2011. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. The Company’s contribution of $25,000,000 in December 2012 resulted in funding 101% of the pension plan’s ABO at December 31, 2012.

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

The following table presents the change in benefit obligation and plan assets for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2012	2011	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$216,926	$170,742	$1,645	$1,511	$3,014	$2,790
Service cost	10,206	7,303	—	—	—	—
Interest cost	10,506	9,693	73	80	133	164
Actuarial loss (gain)	34,084	33,662	131	157	(235)	182
Gross benefits paid	(4,811)	(4,474)	(103)	(103)	(58)	(122)
Benefit obligation at end of year	$266,911	$216,926	$1,746	$1,645	$2,854	$3,014

Accumulated benefit obligation at end of year	$214,951	$179,190	$1,746	$1,645	$—	$—

Weighted-average assumption used to determine benefit obligation at end of year
Discount rate	4.1%	4.6%	4.1%	4.6%	4.1%	4.6%
Rate of compensation increase	4.25%	4.25%	—	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	7.5%	7.5%
Ultimate rate	—	—	—	—	5.0%	5.0%
Years to ultimate	—	—	—	—	2017	2017
Effect of one-percentage-point change in assumed health care cost trend rate on postretirement obligation
Increase	$—	$—	$—	$—	$267	$285
Decrease	—	—	—	—	(234)	(250)
Change in plan assets
Fair value of plan assets at beginning of year	$174,223	$152,696	$—	$—	$—	$—
Actual return on plan assets	23,399	(1,499)	—	—	—	—
Employer contribution	25,000	27,500	103	103	58	122
Gross benefits paid	(4,811)	(4,474)	(103)	(103)	(58)	(122)
Fair value of plan assets at end of year	$217,811	$174,223	$—	$—	$—	$—

The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2012 and 2011 (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2012	2011	2012	2011	2012	2011
Funded status at end of year
Fair value of plan assets	$217,811	$174,223	$—	$—	$—	$—
Benefit obligations	266,911	216,926	1,746	1,645	2,854	3,014
Funded status and amount recognized at end of year	$(49,100)	$(42,703)	$(1,746)	$(1,645)	$(2,854)	$(3,014)

Amounts recognized in the consolidated balance sheets
Current liability	$—	$—	$(101)	$(102)	$(223)	$(256)
Long-term liability	(49,100)	(42,703)	(1,645)	(1,543)	(2,631)	(2,758)
Amounts recognized in accumulated other comprehensive income
Net actuarial loss (gain)	$102,795	$86,633	$559	$442	$(6,378)	$(6,751)
Prior service cost (credit)	—	—	—	—	—	—
Accumulated other compensation income	$102,795	$86,633	$559	$442	$(6,378)	$(6,751)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2012 and 2011 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2012	2011	2012	2011
Projected benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$266,911	$216,926	$1,746	$1,645
Fair value of plan assets at end of year	217,811	174,223	—	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2012 and 2011 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2012	2011	2012	2011
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$—	$216,926	$1,746	$1,645
Accumulated benefit obligation at end of year	—	179,190	1,746	1,645
Fair value of plan assets at end of year	—	174,223	—	—

The following tables presents the expected cash flows for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2012 and 2011 (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2012	2011	2012	2011	2012	2011
Expected employer contributions
First year	$3,400	$11,800	$101	$102	$223	$256

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2012	2011	2012	2011	2012	2011
Expected benefit payments (gross)
Year one	$6,213	$5,142	$101	$102	$237	$271
Year two	6,545	5,590	100	100	242	264
Year three	6,992	6,113	98	98	245	268
Year four	7,579	6,649	105	97	245	271
Year five	8,265	7,252	109	105	255	271
Next five years	53,734	47,701	616	597	1,154	1,343

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2012	2011	2012	2011	2012	2011
Expected federal subsidy
Year one	$—	$—	$—	$—	$(14)	$(15)
Year two	—	—	—	—	(14)	(15)
Year three	—	—	—	—	(14)	(15)
Year four	—	—	—	—	(14)	(15)
Year five	—	—	—	—	(14)	(15)
Next five years	—	—	—	—	(62)	(67)

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s defined benefit plans for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Pension Benefits
	Pension Plan			SERP
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost
Service cost	$10,206	$7,303	$6,883	$—	$—	$—
Interest cost	10,506	9,693	9,399	73	80	84
Expected return on plan assets	(12,872)	(11,283)	(9,329)	—	—	—
Amortization:
Actuarial loss	7,395	2,859	3,162	14	7	2
Prior service credit	—	(38)	(89)	—	—	—
Net periodic benefit cost	15,235	8,534	10,026	87	87	86

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Current year actuarial loss	23,557	46,444	8,145	131	156	102
Recognition of actuarial loss	(7,395)	(2,859)	(3,162)	(14)	(7)	(2)
Recognition of prior service credit	—	38	89	—	—	—
Total recognized in other comprehensive income	16,162	43,623	5,072	117	149	100

Total recognized in net periodic benefit cost and other comprehensive income	$31,397	$52,157	$15,098	$204	$236	$186

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.6%	5.5%	6.1%	4.6%	5.5%	6.1%
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%	—	—	—
Rate of compensation increase	4.25%	4.25%	4.0%	—	—	—

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 are as follows (in thousands):

	Pension Benefits
	Pension Plan	SERP
Actuarial loss	$8,224	$19
Prior service credit	—	—
	$8,224	$19

The components of net periodic benefit cost and other changes in benefit obligations recognized in other comprehensive income for the Company’s postretirement benefit plan for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	2012	2011	2010
Components of net periodic benefit cost
Service cost	$—	$—	$—
Interest cost	133	164	154
Curtailment loss	—	119	—
Amortization:
Actuarial gain	(618)	(593)	(660)
Prior service cost	—	40	560
Net periodic benefit cost	(485)	(270)	54

Other changes in benefit obligations recognized in other comprehensive income
Current year actuarial gain	(235)	182	(3,109)
Recognition of actuarial gain	618	593	660
Recognition of prior service cost	—	(158)	(40)
Adjustment for actual Medicare Part D reimbursement	(10)	(3)	(10)
Total recognized in other comprehensive income	373	614	(2,499)

Total recognized in net periodic benefit cost and other comprehensive income	$(112)	$344	$(2,445)

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.6%	5.5%	6.1%
Health care cost trend rate:
Initial rate	7.5%	8.0%	7.5%
Ultimate rate	5.0%	5.0%	5.0%
Years to ultimate	2017	2017	2015
Effect of one-percentage-point change in assumed health care cost trend rate on aggregate service and interest cost
Increase	$13	$16	$14
Decrease	(11)	(14)	(12)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 are as follows (in thousands):

Other Postretirement Benefits
Postretirement Welfare Plan
Actuarial gain	$(620)
Prior service cost	—
$(620)

The Company also contributes to a multiemployer pension plan pursuant to a collective bargaining agreement which covers certain vessel crew members of its coastal operations and expires on April 30, 2015.  The Company began participation in the Seafarers Pension Trust (“SPT”) with the Penn acquisition on December 14, 2012.

Contributions to the SPT are made currently based on a per day worked basis and charged to expense as incurred and included in costs of sales and operating expenses in the consolidated statement of earnings.    During 2012, the Company made contributions of $107,000 to the SPT and none of the Company’s contributions to the SPT exceeded 5% of total contributions to the SPT nor did the Company pay any material surcharges.

The federal identification number of the SPT is 13-6100329 and the Certified Zone Status is Green at December 31, 2012.   The Company’s future minimum contribution requirements under the SPT are unavailable because actuarial reports for the 2012 plan year are not yet complete and such contributions are subject to negotiations between the employers and the unions.   The SPT was neither in endangered or critical status for the 2011 plan year, the latest period for which a report is available, as the funded status was in excess of 100%.  Based on an actuarial valuation performed as of December 31, 2011, there would be no withdrawal liability if the Company chose to withdraw from the SPT although the Company currently has no intention of terminating its participation in the SPT.

In addition to the defined benefit plans, the Company sponsors various defined contribution plans for substantially all employees. The aggregate contributions to the plans were $22,427,000, $13,793,000 and $11,614,000 in 2012, 2011 and 2010, respectively.

(11) Other Comprehensive Income

The Company’s changes in other comprehensive income for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012			2011			2010
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and post-retirement benefits	$(16,652)	$6,382	$(10,270)	$(44,377)	$16,994	$(27,383)	$(2,682)	$1,028	$(1,654)
Foreign currency translation adjustments	102	-	102	(350)	-	(350)	-	-	-
Change in fair value of derivative instruments	8,062	(2,845)	5,217	8,114	(2,915)	5,199	(2,506)	986	(1,520)
	$(8,488)	$3,537	$(4,951)	$(36,613)	$14,079	$(22,534)	$(5,188)	$2,014	$(3,174)

(12) Earnings Per Share

The following table presents the components of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share amounts):

	2012	2011	2010
Net earnings attributable to Kirby	$209,438	$183,026	$116,249
Undistributed earnings allocated to restricted shares	(1,618)	(1,613)	(1,125)
Income available to Kirby common stockholders — basic	207,820	181,413	115,124
Undistributed earnings allocated to restricted shares	1,618	1,613	1,125
Undistributed earnings reallocated to restricted shares	(1,612)	(1,606)	(1,122)
Income available to Kirby common stockholders — diluted	$207,826	$181,420	$115,127

Shares outstanding:
Weighted average common stock issued and outstanding	55,897	54,673	53,852
Weighted average unvested restricted stock	(431)	(482)	(521)
Weighted average common stock outstanding — basic	55,466	54,191	53,331
Dilutive effect of stock options	208	222	135
Weighted average common stock outstanding — diluted	55,674	54,413	53,466
Net earnings per share attributable to Kirby common stockholders:
Basic	$3.75	$3.35	$2.16

Diluted	$3.73	$3.33	$2.15

Certain outstanding options to purchase approximately 100,000, 2,000 and 114,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2012, 2011 and 2010, respectively, as such stock options would have been antidilutive.

(13) Quarterly Results (Unaudited)

The unaudited quarterly results for the year ended December 31, 2012 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$566,935	$511,848	$521,324	$512,551
Costs and expenses	477,847	428,219	428,647	413,098
Gain (loss) on disposition of assets	(28)	69	(40)	(15)
Operating income	89,060	83,698	92,637	99,438
Other income (expense)	149	30	(56)	(45)
Interest expense	(5,840)	(5,901)	(6,056)	(6,588)
Earnings before taxes on income	83,369	77,827	86,525	92,805
Provision for taxes on income	(31,490)	(29,392)	(32,794)	(34,231)
Net earnings	51,879	48,435	53,731	58,574
Less: Net earnings attributable to noncontrolling interests	(935)	(884)	(676)	(686)
Net earnings attributable to Kirby	$50,944	$47,551	$53,055	$57,888

Net earnings per share attributable to Kirby common stockholders:
Basic	$.91	$.85	$.95	$1.03
Diluted	$.91	$.85	$.95	$1.03

The unaudited quarterly results for the year ended December 31, 2011 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$299,359	$437,331	$563,582	$550,145
Costs and expenses	243,650	365,892	471,371	457,121
Gain (loss) on disposition of assets	(66)	40	97	(111)
Operating income	55,643	71,479	92,308	92,913
Other income (expense)	51	78	(6)	183
Interest expense	(2,833)	(3,278)	(5,974)	(5,817)
Earnings before taxes on income	52,861	68,279	86,328	87,279
Provision for taxes on income	(19,961)	(26,050)	(32,734)	(30,510)
Net earnings	32,900	42,229	53,594	56,769
Less: Net earnings attributable to noncontrolling interests	(470)	(537)	(860)	(599)
Net earnings attributable to Kirby	$32,430	$41,692	$52,734	$56,170

Net earnings per share attributable to Kirby common stockholders:
Basic	$.60	$.78	$.95	$1.01
Diluted	$.60	$.77	$.94	$1.00

Quarterly basic and diluted earnings per share may not total to the full year per share amounts, as the weighted average number of shares outstanding for each quarter fluctuates as a result of the assumed exercise of stock options.

(14) Contingencies and Commitments

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

In 2000, the Company and nine other companies were named as PRPs under CERCLA with respect to a Superfund site, the State Marine of Port Arthur Superfund Site (“State Marine”), located in Port Arthur, Texas. In the past, State Marine performed tank barge cleaning and services for various subsidiaries of the Company. The DOJ and EPA seek to recover reimbursement of its past costs of approximately $2,977,000 in connection with clean-up activities it incurred in relation to the site. The Company and nine other PRPs are engaged in discussions with the DOJ to negotiate a resolution of this matter.

With respect to the above sites, the Company has recorded reserves, if applicable, for its estimated potential liability for its portion of the EPA’s past costs claim based on information developed to date including various factors such as the Company’s liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties.

On July 25, 2011, a subsidiary of the Company was named as a defendant in the U.S. District Court for the Southern District of Texas - Galveston Division, in a complaint styled Figgs. v. Kirby Inland Marine, et al., which alleges that the plaintiff individually as a vessel tankerman, and on behalf of other current and former similarly situated vessel tankermen employed with the Company, is entitled to overtime pay under the Fair Labor Standards Act. Plaintiffs assert that vessel tankermen are not seamen who are expressly exempt from overtime pay provisions under the law. The case was conditionally certified as a collective action on December 22, 2011 at which time the Court prescribed a notice period for current and former employees to voluntarily participate as plaintiffs. The notice period closed on February 27, 2012. Plaintiffs seek compensatory damages in the form of back pay, attorneys’ fees, cost and liquidated damages. As this matter is in the initial stage of discovery as to the merits of the case, the Company is unable to assess the liability at this time. Accordingly, the Company is not able to estimate any amount of loss or range of loss.

On January 30, 2012 in the U.S. District Court for the District of New Jersey in a case styled Rescue Mission of El Paso., Inc., et al. v. John J. Nicola, et al., the Company, its subsidiary, K-Sea, and current and former officers and directors of K-Sea were named defendants in a putative class action complaint asserting that during the period of January 30, 2009 to January 27, 2010, K-Sea allegedly failed to disclose certain facts regarding K-Sea’s operations and financial condition, and asserting violations of Sections 10(b)(5) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder. Plaintiff seeks class certification, compensatory damages, attorneys’ fees and costs. The Plaintiff filed its Amended Consolidated Complaint on behalf of the class on July 9, 2012. The Company filed a motion to dismiss in response to the Complaint. The Company believes that this suit is without merit and intends to vigorously defend itself in this matter based on the information available to the Company at this time. The Company does not expect the outcome of this matter to have a material adverse effect on its consolidated financial statements; however, there can be no assurance as to the ultimate outcome of this matter.

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

The customer base of the marine transportation segment includes the major industrial petrochemical and chemical manufacturers, agricultural chemical manufacturers and refining companies operating in the United States. During 2012, approximately 75% of marine transportation’s inland revenues were from movements of such products under term contracts, typically ranging from one year to five years, with renewal options. During 2012, approximately 60% of the marine transportation’s coastal revenues were under term contracts. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 40 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. No single customer of the marine transportation segment accounted for more than 10% of the Company’s revenues in 2012 and 2011. The Dow Chemical Company accounted for 12% of the Company’s revenues in 2010. SeaRiver Maritime, Inc., the United States transportation affiliate of Exxon Mobil Corporation, accounted for 11% of the Company’s revenues in 2010.

Major customers of the diesel engine services segment include inland and offshore barge operators, oilfield service companies, oil and gas operators and producers, compression companies, offshore fishing companies, marine and on-highway transportation companies, the USCG and United States Navy, and power generation, nuclear and industrial companies. The segment operates as an authorized distributor in 17 eastern states and the Caribbean, and as non-exclusive authorized service centers for Electro-Motive Diesel, Inc. (“EMD”) throughout the rest of the United States for marine and power generation applications. The diesel engine services segment’s relationship with EMD has been maintained for 47 years. The segment also operates factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines and Allison transmissions and gears in the Gulf Coast region, as well as an authorized marine dealer for Caterpillar in Alabama, Kentucky, Louisiana and New Jersey.

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

The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2012, 2011 and 2010.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $35,516,000 at December 31, 2012, including $6,172,000 in letters of credit and $29,344,000 in performance bonds. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

 (15) Segment Data

The Company’s operations are classified into two reportable business segments as follows:

Marine Transportation — Marine transportation principally by United States flag vessels of liquid cargoes throughout the United States inland waterway system, along all three United States coasts, Alaska and Hawaii and, to a lesser extent, United States coastal transportation of dry-bulk cargoes. The principal products transported include petrochemicals, refined petroleum products, black oil products and agricultural chemicals.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment sales for 2012, 2011 and 2010 were not significant.

The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Revenues:
Marine transportation	$1,408,893	$1,194,607	$915,046
Diesel engine services	703,765	655,810	194,511
	$2,112,658	$1,850,417	$1,109,557
Segment profit (loss):
Marine transportation	$311,755	$262,193	$192,758
Diesel engine services	66,386	68,105	20,553
Other	(37,615)	(35,551)	(23,671)
	$340,526	$294,747	$189,640
Total assets:
Marine transportation	$2,951,723	$2,307,821	$1,383,252
Diesel engine services	647,986	608,886	185,824
Other	53,419	43,704	225,861
	$3,653,128	$2,960,411	$1,794,937
Depreciation and amortization:
Marine transportation	$129,857	$111,292	$88,710
Diesel engine services	12,030	11,801	4,055
Other	3,260	2,936	2,531
	$145,147	$126,029	$95,296
Capital expenditures:
Marine transportation	$274,351	$218,777	$132,744
Diesel engine services	20,477	5,576	920
Other	17,339	1,885	3,177
	$312,167	$226,238	$136,841

The following table presents the details of “Other” segment profit (loss) for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
General corporate expenses	$(13,294)	$(17,915)	$(13,189)
Interest expense	(24,385)	(17,902)	(10,960)
Loss on disposition of assets	(14)	(40)	(78)
Other income	78	306	556
	$(37,615)	$(35,551)	$(23,671)

The following table presents the details of “Other” total assets as of December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
General corporate assets	$51,611	$40,022	$222,525
Investment in affiliates	1,808	3,682	3,336
	$53,419	$43,704	$225,861

(16) Related Party Transactions

The Company and its subsidiaries paid 55 Waugh, LP, a partnership 60% owned by C. Berdon Lawrence, the former Chairman of the Board and former director of the Company, and his family, $1,487,000 in 2012, $1,491,000 in 2011 and $1,660,000 in 2010 for the rental of office space in a building owned by 55 Waugh, LP. The Company’s headquarters are located in the building under a lease that was signed in 2005, prior to the purchase of the building by 55 Waugh, LP, and expires at the end of 2015. Mr. Lawrence resigned from the Company’s Board of Directors effective December 31, 2012.

The Company is a 50% owner of The Hollywood Camp, L.L.C. (“The Hollywood Camp”), a company that owns and operates a hunting and fishing facility used by the Company and L3 Partners, LLC (“L3P”), a company owned by Mr. Lawrence, which is also a 50% owner. The Company uses The Hollywood Camp primarily for customer entertainment. L3P acts as manager of The Hollywood Camp. The Hollywood Camp allocates lease and lodging expenses to its members based on their usage of the facilities. The Company paid The Hollywood Camp $2,392,000 in 2012, $2,121,000 in 2011 and $1,558,000 in 2010 for its share of facility expenses.

The Company and its subsidiaries paid L3P $144,000 in 2012 and $67,000 in 2011 for air transportation services provided by L3P, and $259,000 for air transportation services provided by L3P and office relocation costs in 2010. Such services were in the ordinary course of business of the Company.

The son of Mr. Lawrence is the Chairman of the Board and Chief Executive Officer, and owns 70% of the common stock of Bayou City Pumps, Inc. (“Bayou City”).  Bayou City provides overhauls of black oil barge pumps to the Company.  Bayou City acquired Engineering Pump Services, another supplier of the Company that provides overhauls of black oil barge pumps, in the first quarter of 2012.  The Company paid Bayou City $1,409,000 in 2012, $44,000 in 2011 and $200,000 in 2010 for the overhauls of black oil barge pumps.  Such overhauls were in the ordinary course of business of the Company.

Richard J. Alario, a current director of the Company, is the Chairman of the Board, President and Chief Executive Officer of Key Energy Services, Inc. (“Key Energy”). Key Energy paid the Company $13,152,000 in 2012 and $7,978,000 in 2011 for oilfield service equipment and for parts and service. Such sales and service were in the ordinary course of business of the Company.  In addition, Key Energy paid The Hollywood Camp $463,000 for use of the facility during 2012.

Prior to the purchase of Penn by the Company, the Company and its subsidiaries provided diesel engine services to Penn related to the repair and maintenance of its vessels.  In 2012, Penn paid $1,253,000 to the Company for diesel engine services in the ordinary course of business of the Company.  William M. Waterman, elected to the Company Board of Directors on December 31, 2012, is the former President of Penn, but resigned as an officer and director Penn and affiliated companies contemporaneously with the closing of the acquisition of Penn by the Company.

The husband of Amy D. Husted, Vice President — Legal of the Company, is a partner in the law firm of Strasburger & Price, LLP. The Company paid the law firm $384,000 in 2012, $483,000 in 2011 and $412,000 in 2010 for legal services in connection with matters in the ordinary course of business of the Company.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included in Part III of this report:

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2012 and 2011.

Consolidated Statements of Earnings, for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Comprehensive Income, for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows, for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Stockholders’ Equity, for the years ended December 31, 2012, 2011 and 2010.

Notes to Consolidated Financial Statements, for the years ended December 31, 2012, 2011 and 2010.

2. Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3. Exhibits

Exhibit Number	Description of Exhibit

2.1
—   Asset Purchase Agreement dated as of September 4, 2012 between Allied Marine Industries, Inc., Allied Transportation Company, Transerve Marine, Inc., Osprey Associates, Gregory H. Law, Kelly Law, W. Bruce Law, Michael E. Law, Kirk J. Woodruff and Kirby Corporation (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

2.2
—   Securities Purchase Agreement dated as of November 27, 2012 by and among Kirby Corporation and the Stockholders of Penn Maritime Inc. and the Members of Maritime Investments LLC. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2012).

Exhibit Number	Description of Exhibit

2.3
—   Purchase and Sale Agreement dated as of February 21, 2011 between United Engine Holding Company, LLC and Kirby Engine Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011).

2.4
—   Agreement and Plan of Merger, dated as of March 13, 2011, by and among Kirby Corporation, KSP Merger Sub, LLC, KSP Holding Sub, LLC, KSP LP Sub, LLC, K-Sea Transportation Partners L.P., K-Sea General Partner L.P., K-Sea IDR Holdings LLC, and K-Sea General Partner GP LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2011).

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

10.1
—   Second Amended and Restated Credit Agreement, dated November 9, 2010 among Kirby Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, and the banks named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on November 12, 2010).

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

10.4
—   Commitment Increase Agreements dated as of August 30, 2012 among Kirby Corporation, JP Morgan Chase Bank, N.A., as Administrative Agent, and each of the Increasing Banks named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.5
—   Note Purchase Agreement dated December 13, 2012 among Kirby Corporation and the purchasers named therein relating to $500,000,000 in Senior Notes (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 20, 2012).

10.6†	— Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit Number	Description of Exhibit

10.7†	— Annual Incentive Plan Guidelines for 2012 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.8†*	— Annual Incentive Plan Guidelines for 2013.

10.9†	— 2000 Nonemployee Director Stock Plan (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement filed with the Commission on March 7, 2012).

10.10†	— 2005 Stock and Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed with the Commission on March 7, 2012).

10.11†
—   Form of Nonincentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).

10.12†	— Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).

10.13†	— Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).

10.14†	— Nonemployee Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

21.1*	— Consolidated Subsidiaries of the Registrant.

23.1*	— Consent of Independent Registered Public Accounting Firm.

31.1*	— Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	— Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32*	— Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit Number	Description of Exhibit

101.INS**	— XBRL Instance Document

101.SCH**	— XBRL Taxonomy Extension Schema Document

101.CAL**	— XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	— XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	— XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	— XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Dated: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH H. PYNE	Chairman of the Board and	February 27, 2013
Joseph H. Pyne	Chief Executive Officer
(Principal Executive Officer)

/s/ DAVID W. GRZEBINSKI	Executive Vice President and	February 27, 2013
David W. Grzebinski	Chief Financial Officer
(Principal Financial Officer)

/s/ RONALD A. DRAGG	Vice President and Controller	February 27, 2013
Ronald A. Dragg	(Principal Accounting Officer)

/s/ RICHARD J. ALARIO	Director	February 27, 2013
Richard J. Alario

/s/ C. SEAN DAY	Director	February 27, 2013
C. Sean Day

/s/ BOB G. GOWER	Director	February 27, 2013
Bob G. Gower

/s/ WILLIAM M. LAMONT, JR.	Director	February 27, 2013
William M. Lamont, Jr.

/s/ DAVID L. LEMMON	Director	February 27, 2013
David L. Lemmon

/s/ MONTE J. MILLER	Director	February 27, 2013
Monte J. Miller

/s/ GEORGE A. PETERKIN, JR.	Director	February 27, 2013
George A. Peterkin, Jr.

/s/ RICHARD R. STEWART	Director	February 27, 2013
Richard R. Stewart

/s/ WILLIAM M. WATERMAN	Director	February 27, 2013
William M. Waterman

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.8†*	— Annual Incentive Plan Guidelines for 2013.

21.1*	— Consolidated Subsidiaries of the Registrant.

23.1*	— Consent of Independent Registered Public Accounting Firm.

31.1*	— Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	— Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32*	— Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	— XBRL Instance Document

101.SCH**	— XBRL Taxonomy Extension Schema Document

101.CAL**	— XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	— XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	— XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	— XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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