Form 10-Q
period 2013-03-31
KIRBY CORP
filed 2013-05-06
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on May 3, 2013 was 56,754,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2013	December 31, 2012
	($ in thousands)
Current assets:
Cash and cash equivalents	$3,838	$11,059
Accounts receivable:
Trade – less allowance for doubtful accounts	331,424	313,182
Other	35,327	43,074
Inventories – net	164,726	177,397
Prepaid expenses and other current assets	40,542	39,248
Deferred income taxes	9,929	12,296

Total current assets	585,786	596,256

Property and equipment	3,275,602	3,219,113
Less accumulated depreciation	(930,174)	(903,948)

Property and equipment – net	2,345,428	2,315,165

Goodwill	595,234	596,030
Other assets	171,637	145,677

Total assets	$3,698,085	$3,653,128

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2013	December 31, 2012
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$71,500	$65,000
Income taxes payable	6,003	2,369
Accounts payable	148,658	156,763
Accrued liabilities	105,200	114,031
Deferred revenues	32,565	16,857

Total current liabilities	363,926	355,020

Long-term debt – less current portion	1,031,960	1,070,110
Deferred income taxes	446,497	426,096
Other long-term liabilities	86,262	94,848

Total long-term liabilities	1,564,719	1,591,054

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,776,000 shares	5,978	5,978
Additional paid-in capital	398,880	397,785
Accumulated other comprehensive income – net	(58,771)	(61,127)
Retained earnings	1,495,657	1,439,079
Treasury stock – at cost, 3,044,000 at March 31, 2013 and 3,191,000 at December 31, 2012	(84,275)	(86,747)
Total Kirby stockholders’ equity	1,757,469	1,694,968
Noncontrolling interests	11,971	12,086
Total equity	1,769,440	1,707,054

Total liabilities and equity	$3,698,085	$3,653,128

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended March 31,
	2013	2012
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$418,518	$335,957
Diesel engine services	140,267	230,978
Total revenues	558,785	566,935

Costs and expenses:
Costs of sales and operating expenses	369,274	384,359
Selling, general and administrative	44,156	53,100
Taxes, other than on income	4,478	3,914
Depreciation and amortization	40,996	36,474
Loss on disposition of assets	32	28
Total costs and expenses	458,936	477,875

Operating income	99,849	89,060
Other income	75	149
Interest expense	(7,988)	(5,840)

Earnings before taxes on income	91,936	83,369
Provision for taxes on income	(34,384)	(31,490)

Net earnings	57,552	51,879
Less: Net earnings attributable to noncontrolling interests	(974)	(935)

Net earnings attributable to Kirby	$56,578	$50,944

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.00	$.91
Diluted	$1.00	$.91

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2013	2012
	($ in thousands)

Net earnings	$57,552	$51,879
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	1,177	989
Foreign currency translation adjustments	205	295
Change in fair value of derivative instruments	974	1,080
Total comprehensive income (loss), net of taxes	2,356	2,364

Total comprehensive income, net of taxes	59,908	54,243
Net earnings attributable to noncontrolling interests	(974)	(935)

Comprehensive income attributable to Kirby	$58,934	$53,308

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2013	2012
	($ in thousands)
Cash flows from operating activities:
Net earnings	$57,552	$51,879
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	40,996	36,474
Provision for deferred income taxes	21,497	18,183
Amortization of unearned share-based compensation	2,134	1,906
Other	2,155	1,211
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(26,538)	(36,285)
Net cash provided by operating activities	97,796	73,368

Cash flows from investing activities:
Capital expenditures	(71,157)	(61,867)
Acquisition of businesses and marine equipment	(2,111)	─
Proceeds from disposition of assets	1,861	3,434
Net cash used in investing activities	(71,407)	(58,433)

Cash flows from financing activities:
Payments on bank credit facilities, net	(43,650)	(22,510)
Borrowings on long-term debt	225,000	─
Payments on long-term debt	(213,000)	(6,502)
Proceeds from exercise of stock options	2,262	1,001
Payment of contingent liability	(5,000)	─
Excess tax benefit from equity compensation plans	1,866	2,337
Other	(1,088)	(465)
Net cash used in financing activities	(33,610)	(26,139)
Decrease in cash and cash equivalents	(7,221)	(11,204)

Cash and cash equivalents, beginning of year	11,059	16,249
Cash and cash equivalents, end of period	$3,838	$5,045

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest	$5,420	$5,342
Income taxes	$(177)	$749

See accompanying notes to condensed financial statements.

 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2013 and December 31, 2012, and the results of operations for the three months ended March 31, 2013 and 2012.

(1)	BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(2)	ACCOUNTING STANDARD ADOPTION

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income (“OCI”) on the face of the financial statements. The adoption of ASU 2013-02 in the first quarter of 2013 did not have an impact on the Company’s consolidated financial statements except the Company has applied these provisions to its presentation of consolidated financial statements.

(3)	ACQUISITIONS

On December 28, 2012, the Company purchased the assets of Flag Service & Maintenance, Inc. (“Flag”) for $6,864,000 in cash. Flag was an East Coast high-speed diesel engine service provider, operating factory-authorized full service marine dealerships for Caterpillar, Cummins, MTU and John Deere diesel engines.

On December 14, 2012, the Company completed the acquisition of Penn Maritime Inc. and Maritime Investments LLC (“Penn”), an operator of tank barges and tugboats participating in the coastal transportation of primarily refinery feedstocks, asphalt and crude oil in the United States. The total value of the transaction was $300,538,000, consisting of $146,750,000 of cash, $29,080,000 through the issuance of 500,000 shares of Company common stock valued at $58.16 per share, and $124,708,000 of cash for the retirement of Penn’s debt. Penn’s fleet, comprised of 18 double hull tank barges with a capacity of 1.9 million barrels and 16 tugboats, operates along the East Coast and Gulf Coast of the United States.

On November 1, 2012, the Company purchased from Allied Transportation Company (“Allied”) 10 coastal tank barges with a total capacity of 680,000 barrels, three offshore dry-bulk barges with a total capacity of 48,000 deadweight tons and seven coastal tugboats for $107,014,000 in cash, before post-closing adjustments and excluding transaction fees, including a provision for up to $10,000,000 that will be paid contingent on developments with the sugar provisions in the United States Farm Bill. The fair value of the contingent liability recorded at the acquisition date was $9,756,000. A payment of $5,000,000 was made in the 2013 first quarter on the contingent liability.  Allied provided coastal transportation of petrochemicals as well as dry sugar products in the Northeast, Atlantic and Gulf Coast regions of the United States.

(4)	INVENTORIES

The following table presents the details of inventories as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Finished goods	$143,446	$162,859
Work in process	21,280	14,538
	$164,726	$177,397

(5)	FAIR VALUE MEASUREMENTS

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$23	$—	$23
Contingent liabilities	—	—	18,866	18,866
	$—	$23	$18,866	$18,889

December 31, 2012:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$1,525	$—	$1,525
Contingent liabilities	—	—	28,067	28,067
	$—	$1,525	$28,067	$29,592

The fair value of the Company’s derivative instruments is more fully described below in Note 6, Derivative Instruments.

    In connection with the acquisition of Allied on November 1, 2012, Allied’s former owners are eligible to receive up to an additional $10,000,000 payable in 2013 through 2015, contingent on developments with the sugar provisions in the United States Farm Bill. The fair value of the contingent liability recorded at the acquisition date was $9,756,000. The fair value of the contingent liability is based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments. A payment of $5,000,000 was made in the 2013 first quarter on the contingent liability. The increase in the fair value of the contingent liability of $99,000 for the three months ended March 31, 2013 was charged to selling, general and administrative expense. As of March 31, 2013, the Company had recorded a contingent liability of $4,866,000.

In connection with the acquisition of United on April 15, 2011, United’s former owners are eligible to receive a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. The fair value of the contingent earnout liability recorded at the acquisition date was $16,300,000. The fair value of the earnout is based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments. The decrease in the fair value of the earnout liability of $4,300,000 for the three months ended March 31, 2013 was credited to selling, general and administrative expense. As of March 31, 2013, the Company had recorded an earnout liability of $14,000,000.

The estimated fair value of total debt outstanding at March 31, 2013 and December 31, 2012 was $1,095,222,000 and $1,130,967,000, respectively, which differs from the carrying amounts of $1,103,460,000 and $1,135,110,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves.  Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments.

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets are adjusted to fair value when there is evidence of impairment. During the three months ended March 31, 2013, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

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

Interest Rate Risk Management

From time to time, the Company has utilized derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate swap agreements and are entered into with large multinational banks. On February 28, 2013, all of the Company’s outstanding interest rate swaps expired.  These interest rate swaps, with a total notional amount of $200,000,000, were designated as cash flow hedges.

Foreign Currency Risk Management

From time to time, the Company has utilized derivative financial instruments with respect to its forecasted foreign currency transactions to attempt to reduce the risk of its exposure to foreign currency rate fluctuations in its transactions denominated in foreign currency. These transactions, which relate to foreign currency obligations for the purchase of equipment from foreign suppliers or foreign currency receipts from foreign customers, generally are forward contracts or purchased call options and are entered into with large multinational banks.

As of March 31, 2013, the Company had a forward contract with a notional amount of $469,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. This contract expires in the first quarter of 2014. This forward contract is designated as a cash flow hedge, therefore, the change in fair value, to the extent the forward contract is effective, is recognized in OCI until the forward contract expires and is recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at March 31, 2013 and December 31, 2012 (in thousands):

Liability Derivatives	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Other accrued liabilities	$23	─
Foreign currency contracts	Other long-term liabilities	─	39
Interest rate contracts	Other accrued liabilities	─	1,486

Total derivatives designated as hedging instruments under ASC 815		$23	$1,525
Total liability derivatives		$23	$1,525

Fair value amounts were derived as of March 31, 2013 and December 31, 2012 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 5, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months ended March 31, 2013 and 2012 (in thousands):

Amount of Gain (Loss)	Amount of Gain (Loss)
Recognized in OCI on	Reclassified from
Derivatives (Effective	Accumulated OCI into
Portion)	Income (Effective Portion)
Location of Gain (Loss)
Reclassified from
Accumulated OCI into	Three months ended	Three months ended
Derivatives in ASC 815 Cash	Income	March 31,	March 31,
Flow Hedging Relationships:	(Effective Portion)	2013	2012	2013	2012
Interest rate contracts	Interest expense	$1,486	$1,593	$(1,389)	$(2,044)

Foreign exchange contracts	Cost and sales of operating expenses	15	77	─	(2)
Total	$1,501	$1,670	$(1,389)	$(2,046)

The Company expects $23,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

(7)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three months ended March 31,
	2013	2012
Compensation cost	$2,134	$1,906
Income tax benefit	$807	$728

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options, restricted stock and performance awards. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to January 25, 2010 are five years and vest ratably over three years. Options granted on or after January 25, 2010 have terms of seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the Plan.  At March 31, 2013, 2,673,605 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the three months ended March 31, 2013:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2012	351,173	$45.54
Granted	109,560	$70.65
Exercised	(36,800)	$29.61
Outstanding at March 31, 2013	423,933	$53.41

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at March 31, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$23.98 - $32.56	99,898	3.5	$31.43		99,898	$31.43
$34.40 - $36.35	14,000	1.6	$34.96		14,000	$34.96
$46.74	100,569	4.8	$46.74		67,039	$46.74
$65.28 - $70.65	209,466	6.4	$68.34		33,299	$65.80
$23.98 - $70.65	423,933	5.2	$53.41	$9,914,000	214,236	$41.79	$7,500,000

The following is a summary of the restricted stock award activity under the employee plan described above for the three months ended March 31, 2013:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2012	418,128	$45.39
Granted	128,125	$68.28
Vested	(138,794)	$40.69
Forfeited	(1,832)	$60.09
Nonvested balance at March 31, 2013	405,627	$54.16

The Company has a director stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock.  The director plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted to a director when first elected vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At March 31, 2013, 675,535 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the three months ended March 31, 2013:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2012	345,938	$45.84
Exercised	(24,000)	$48.83
Outstanding at March 31, 2013	321,938	$45.62

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at March 31, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$12.69 — $17.88	24,000	0.6	$15.29		24,000	$15.29
$20.28 — $29.60	36,000	4.7	$26.49		36,000	$26.49
$35.17 — $36.82	56,036	3.5	$35.91		56,036	$35.91
$41.24 — $56.45	145,596	6.7	$52.14		145,596	$52.14
$61.89 — $62.48	60,306	9.2	$62.38		60,306	$62.38
$12.69 — $62.48	321,938	5.9	$45.62	$10,038,000	321,938	$45.62	$10,038,000

The following is a summary of the restricted stock award activity under the director plan described above for the three months ended March 31, 2013:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2012	348	$62.99
Vested	(348)	$62.99
Nonvested balance at March 31, 2013	─	─

The total intrinsic value of all stock options exercised under all of the Company’s plans was $2,227,000 and $860,000 for the three months ended March 31, 2013 and 2012, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $842,000 and $329,000 for the three months ended March 31, 2013 and 2012, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $9,200,000 and $10,860,000 for the three months ended March 31, 2013 and 2012, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $3,477,000 and $4,149,000 for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, there was $4,231,000 of unrecognized compensation cost related to nonvested stock options and $20,722,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 2.0 years and restricted stock over approximately 3.3 years. The total fair value of options vested was $1,707,000 and $1,312,000 during the three months ended March 31, 2013 and 2012, respectively. The fair value of the restricted stock vested was $9,200,000 and $10,860,000 for the three months ended March 31, 2013 and 2012, respectively.

The weighted average per share fair value of stock options granted during the three months ended March 31, 2013 and 2012 was $23.66 and $21.62, respectively. The fair value of the stock options granted during the three months ended March 31, 2013 and 2012 was $2,592,000 and $2,160,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,
	2013	2012
Dividend yield	None	None
Average risk-free interest rate	1.0%	1.0%
Stock price volatility	34%	33%
Estimated option term	Six years	Six years

(8)	OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three months ended March 31,
	2013			2012
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount

Pension and postretirement benefits (a):
Amortization of net actuarial loss	$1,906	$(729)	$1,177	$1,601	$(612)	$989
Actuarial gains	—	—	—	—	—	—

Foreign currency translation adjustments	205	—	205	295	—	295

Change in fair value of derivative instruments (b):
Unrealized gains	2,889	(1,012)	1,877	3,716	(1,306)	2,410
Reclassified to net earnings	(1,389)	486	(903)	(2,046)	716	(1,330)
Total	$3,611	$(1,255)	$2,356	$3,566	$(1,202)	$2,364

(a)	Actuarial losses are amortized into costs of sales and operating expenses or selling, general and administrative expenses as appropriate. (See Note 12 – Retirement Plans)

(b)
Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in interest expense or costs of sales and operating expenses as appropriate.  (See Note 6 – Derivative Instruments)

(9)	SEGMENT DATA

The Company’s operations are classified into two reportable business segments as follows:

Marine Transportation — Marine transportation principally by United States flag vessels of liquid cargoes throughout the United States inland waterway system, coastwise along all three United States coasts and in Alaska and Hawaii and, to a lesser extent, United States coastal transportation of dry-bulk cargoes. The principal products transported include petrochemicals, black oil, refined petroleum products and agricultural chemicals.

Diesel Engine Services — Provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines, transmissions, pumps and compression products, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based pressure pumping and oilfield service markets.

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment sales for the three months ended March 31, 2013 and 2012 were not significant.

The following table sets forth the revenues and profit or loss by reportable segment for the three months ended March 31, 2013 and 2012 and total assets as of March 31, 2013 and December 31, 2012 (in thousands):

	Three months ended March 31,
	2013	2012
Revenues:
Marine transportation	$418,518	$335,957
Diesel engine services	140,267	230,978
	$558,785	$566,935
Segment profit (loss):
Marine transportation	$89,253	$68,490
Diesel engine services	14,022	23,554
Other	(11,339)	(8,675)
	$91,936	$83,369

	March 31, 2013	December 31, 2012
Total assets:
Marine transportation	$3,007,532	$2,951,723
Diesel engine services	644,367	647,986
Other	46,186	53,419
	$3,698,085	$3,653,128

The following table presents the details of “Other” segment loss for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
General corporate expenses	$(3,394)	$(2,956)
Loss on disposition of assets	(32)	(28)
Interest expense	(7,988)	(5,840)
Other income	75	149
	$(11,339)	$(8,675)

The following table presents the details of “Other” total assets as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
General corporate assets	$44,276	$51,611
Investment in affiliates	1,910	1,808
	$46,186	$53,419

(10)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three months ended March 31,
	2013	2012
Earnings before taxes on income – United States	$91,936	$83,369

Provision for taxes on income:
Federal:
Current	$9,430	$9,680
Deferred	21,497	18,183
State and local	3,457	3,627
	$34,384	$31,490

(11)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 (in thousands, except per share amounts):

	Three months ended March 31,
	2013	2012
Net earnings attributable to Kirby	$56,578	$50,944
Undistributed earnings allocated to restricted shares	(401)	(393)
Income available to Kirby common stockholders – basic	56,177	50,551
Undistributed earnings allocated to restricted shares	401	393
Undistributed earnings reallocated to restricted shares	(399)	(391)
Income available to Kirby common stockholders – diluted	$56,179	$50,553

Shares outstanding:
Weighted average common stock issued and outstanding	56,669	55,808
Weighted average unvested restricted stock	(401)	(430)
Weighted average common stock outstanding – basic	56,268	55,378
Dilutive effect of stock options	187	257
Weighted average common stock outstanding – diluted	56,455	55,635

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.00	$.91
Diluted	$1.00	$.91

Certain outstanding options to purchase approximately 209,000 and 102,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2013 and 2012, respectively, as such stock options would have been antidilutive.

(12)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to make a contribution of up to $5,000,000 to its pension plan prior to December 31, 2013 to fund its 2013 pension plan obligations. As of March 31, 2013, no 2013 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$3,171	$2,566	$—	$—
Interest cost	2,835	2,584	17	18
Expected return on plan assets	(4,027)	(3,220)	—	—
Amortization of actuarial loss	2,056	1,752	5	4
Net periodic benefit cost	$4,035	$3,682	$22	$22

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three months ended March 31,
	2013	2012
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	28	33
Amortization of actuarial gain	(155)	(154)
Net periodic benefit cost	$(127)	$(121)

(13)	CONTINGENCIES

In 2000, the Company and a group of approximately 45 other companies were notified that they are Potentially Responsible Parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Palmer Barge Line Superfund Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs entered into an agreement with the United States Environmental Protection Agency (“EPA”) to perform a remedial investigation and feasibility study and, subsequently, a limited remediation was performed and is now complete. During the 2007 third quarter, five new PRPs entered into an agreement with the EPA related to the Palmer site. In July 2008, the EPA sent a letter to approximately 30 PRPs for the Palmer site, including the Company, indicating that it intends to pursue recovery of $2,949,000 of costs it incurred in relation to the site. The EPA updated its past cost claim to $3,616,000 which includes approximately $700,000 in expenses.  The Company and the other members of the PRP group are evaluating the EPA’s updated cost and continue to pursue resolution of all claims with the Department of Justice (“DOJ”).

In 2000, the Company and nine other companies were named as PRPs under CERCLA with respect to a Superfund site, the State Marine of Port Arthur Superfund Site (“State Marine”), located in Port Arthur, Texas. In the past, State Marine performed tank barge cleaning and services for various subsidiaries of the Company. The DOJ and EPA sought to recover reimbursement of its past costs of approximately $2,977,000 in connection with clean-up activities it incurred in relation to the site. On February 28, 2013, the Company and nine other PRPs settled this matter. The Company’s share of the settlement payment was approximately $120,000.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $56,227,000 at March 31, 2013, including $6,331,000 in letters of credit and $49,896,000 in performance bonds. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

Item 1A.	Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-K that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the first quarter of 2013 and 2012 were 56,455,000 and 55,635,000, respectively. The increase in the weighted average number of common shares for the 2013 first quarter compared with the 2012 first quarter primarily reflects the issuance of 500,000 shares of Company common stock associated with the December 14, 2012 acquisition of Penn, the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of March 31, 2013, the Company operated a fleet of 844 inland tank barges with 16.9 million barrels of capacity, and operated an average of 256 inland towboats during the 2013 first quarter. The Company’s coastal fleet consisted of 82 tank barges with 6.3 million barrels of capacity and 85 coastal tugboats. The Company also operates seven offshore barge and tug units transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines and transmissions, pumps and compression products, and manufactures and remanufacturers oilfield service equipment, including pressure pumping units, for the land-based pressure pumping and oilfield service markets.

For the 2013 first quarter, net earnings attributable to Kirby were $56,578,000, or $1.00 per share, on revenues of $558,785,000, compared with 2012 first quarter net earnings attributable to Kirby of $50,944,000, or $.91 per share, on revenues of $566,935,000.   The 2013 first quarter results included a $4,300,000 before taxes, or $.05 per share, credit to selling, general and administrative expenses, resulting from a net decrease in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United.  This compares with a 2012 first quarter charge to selling, general and administrative expenses increasing the fair value of the contingent earnout liability by $4,200,000 before taxes, or $.05 per share, and a $2,421,000 before taxes, or $.03 per share, severance charge associated with the integration of Kirby Offshore Marine’s administrative functions into the Company.

 Marine Transportation

For the 2013 first quarter, 75% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil and agricultural chemicals. Consequently, the Company’s marine transportation business mirrors the volumes produced by the Company’s petroleum, petrochemical and refining customer base. The 2013 first quarter results include the operations of Allied, acquired on November 1, 2012, and Penn, acquired on December 14, 2012.

The Company’s marine transportation segment’s revenues for the 2013 first quarter increased 25% and operating income increased 30% compared with the 2012 first quarter revenues and operating income. The higher marine transportation revenues reflected continued strong demand across all inland marine transportation markets, petrochemicals, black oil, refined petroleum products and agricultural chemicals, along with continued favorable pricing trends.  The Company’s inland petrochemical and black oil fleets achieved consistent tank barge utilization levels in the 90% to 95% range throughout the 2013 first quarter.  The Company’s coastal marine transportation markets continued to improve with tank barge utilization levels in the 90% range, aided by the addition of petrochemical volumes with the acquisition of the Allied fleet and additional black oil volumes with the acquisition of Penn, along with the transportation of crude oil and condensate.

During the 2013 and 2012 first quarters, approximately 75% of marine transportation’s inland revenues were under term contracts and 25% were spot contract revenues. Inland time charters during the 2013 and 2012 first quarters represented 57% and 56%, respectively, of the inland revenues under term contracts.

During the 2013 first quarter, approximately 70% of the coastal revenues were under term contracts and 30% were spot contract revenues. Coastal time charters represented approximately 90% of the revenues under term contracts during the 2013 first quarter.  For the 2012 first quarter, approximately 60% of the coastal revenues were under term contracts and 40% were spot contract revenues.  The increase in term contracts reflected the 2012 fourth quarter acquisitions of Allied and Penn, along with stronger demand for coastal tank barges.

Rates on inland term contracts renewed in the 2013 first quarter increased in the 4% to 6% average range compared with term contracts renewed in the first quarter of 2012. Spot contract rates in the 2013 first quarter, which include the cost of fuel, increased modestly compared with the 2012 fourth quarter.  Effective January 1, 2013, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts by approximately 1%, excluding fuel.

Rates on coastal term contracts renewed in the 2013 first quarter increased in the 7% to 9% average range compared with term contracts renewed in the 2012 first quarter. Spot contract rates in the 2013 first quarter, which include the cost of fuel, improved in the 5% to 9% average range compared with the 2012 fourth quarter.

The marine transportation operating margin was 21.3% for the 2013 first quarter compared with 20.4% for the 2012 first quarter.

Diesel Engine Services

For the 2013 first quarter, the diesel engine services segment generated 25% of the Company’s revenue, of which 18% was generated from manufacturing, 58% from overhauls and service, and 24% from direct parts sales. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based pressure pumping and oilfield service industries.

Diesel engine services revenues for the 2013 first quarter decreased 39% and operating income decreased 40% compared with the 2012 first quarter revenues and operating income.  The decreases were primarily attributable to a continuation of lower demand for the manufacturing of pressure pumping units, as well as a decline in the sales and service of land-based diesel engines and transmissions.  Partially offsetting the decline in the manufacturing of pressure pumping units was an increase in the number of pressure pumping units remanufactured.  The marine diesel engine services market remained stable, and the power generation market benefited from major generator set upgrades and parts sales for both domestic and international power generation customers.

The diesel engine services operating margin for the 2013 first quarter was 10.0%, including the positive earnings impact of the $4,300,000 credit to the contingent earnout liability, compared with 10.2% for the first quarter of 2012.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2013 first quarter, with net cash provided by operating activities of $97,796,000 compared with $73,368,000 of net cash provided by operating activities for the 2012 first quarter. The 33% increase was primarily from higher net earnings attributable to Kirby, higher depreciation and amortization and a higher deferred tax provision in the 2013 first quarter versus the 2012 first quarter, and a $9,747,000 smaller net decrease in cash flows from changes in operating assets and liabilities.   In addition, during the 2013 and 2012 first quarters, the Company generated cash of $2,262,000 and $1,001,000, respectively, from the exercise of stock options and $1,861,000 and $3,434,000, respectively, from proceeds from the disposition of assets.

For the 2013 first quarter, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $71,157,000, including $55,072,000 for inland tank barge and towboat construction, $6,906,000 for progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units scheduled for completion in the 2013 first half, and $9,179,000 primarily for upgrading the existing marine transportation fleet.  The Company’s debt-to-capitalization ratio decreased to 38.4% at March 31, 2013 from 39.9% at December 31, 2012, primarily due to a decrease of $31,650,000 of debt outstanding and the increase in total equity from net earnings attributable to Kirby for the 2013 first quarter of $56,578,000, exercise of stock options, and the amortization of unearned equity compensation.  As of March 31, 2013, the Company had $144,480,000 outstanding under its revolving credit facility and $455,000,000 outstanding under its term loan, of which $71,500,000 was classified as current portion of long-term debt, $500,000,000 of senior notes outstanding and $3,980,000 outstanding under its credit agreement.

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

During the 2013 first quarter, the Company took delivery of 19 new inland tank barges with a total capacity of approximately 533,000 barrels, and retired 13 inland tank barges, returned two charter inland tank barges and transferred one tank barge to the offshore operations, reducing its capacity by approximately 253,000 barrels. As a result, the Company added a net three inland tank barges and 280,000 barrels of capacity, as the new barges were generally larger capacity barges than the barges removed from service.

Outlook

Petrochemical and black oil inland tank barge utilization levels remained strong during the 2013 first quarter, in the 90% to 95% range. While the United States economy remains sluggish, with consistently high unemployment levels and weak consumer confidence, the United States petrochemical industry continues to see strong production levels for both domestic consumption and exports. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production has remained strong throughout 2012 and the 2013 first quarter, thereby producing increased marine transportation volumes for basic petrochemicals to both domestic consumers and terminals for export destinations. The black oil market has also remained strong throughout 2012 and the 2013 first quarter, primarily due to a continued stable United States refinery utilization level, aided by the export of diesel fuel and heavy fuel oil, and demand for the transportation of crude oil from shale formations in South Texas, as well as the movement of Canadian and Bakken crude oil from the Midwest to the Gulf Coast.

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

As of March 31, 2013, the Company estimated there were approximately 3,300 inland tank barges in the industry fleet, of which approximately 500 were over 35 years old and approximately 300 of those over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges that will enter the fleet. During 2012 and early 2013, with continued strong demand for inland petrochemical and black oil tank barges and federal tax incentives on new equipment, the Company estimates that approximately 260 inland tank barges were ordered industry-wide during 2012 for delivery throughout 2013. Many older tank barges will be retired, with the extent of the retirements dependent on 2013 petrochemical and refinery production levels, crude oil movements and industry-wide tank barge utilization levels.

During 2011 and the first half of 2012, the marine transportation segment was negatively impacted by excess coastal tank barge capacity with tank barge utilization in the 75% range. The coastal operations reflected improvements in market conditions during the 2012 second half and 2013 first quarter, with tank barge utilization improving to the 75% to 80% range in the third quarter, 85% to 90% in the fourth quarter, and in the 90% range in the 2013 first quarter. During the 2012 second half and 2013 first quarter, the Company experienced increased demand for coastal crude and condensate moves and success in expanding the coastal customer base to include inland customers with coastal requirements. The acquisitions of Allied and Penn during the 2012 fourth quarter also contributed to the higher 2013 first quarter revenue and operating income.  As of March 31, 2013, the Company estimated there were approximately 268 tank barges operating in the 195,000 barrel or less coastal industry fleet. The Company believes that very few coastal tank barges were built during 2012, and that very few orders for coastal tank barges have been placed for 2013 deliveries and beyond.

In the diesel engine services segment, with the increase in drilling rigs operating in the Gulf of Mexico and relatively positive marine transportation markets during 2012, service activity levels for the marine diesel engine market reflected a modest improvement and should continue to modestly improve as activity increases. The power generation market should remain positive, benefiting from engine-generator set upgrades and parts sales for both domestic and international customers. The land-based diesel engine services market consists of manufacturing and remanufacturing of oilfield service equipment, including pressure pumping units, and servicing their components, which include high-speed diesel engines, transmissions and pumps, many of the same components used by marine customers. Currently, an estimated 17 million horsepower is employed in the North American pressure pumping business. With the current low price of natural gas, the exploration of United States natural gas shale formations has declined, resulting in excess pressure pumping horsepower. However, with the current high price of crude oil, the exploration of United States crude oil shale formations has remained active. As a result of the excess pressure pumping horsepower, new orders for pressure pumping units have essentially stopped and the supply and distribution portion of the land-based market has slowed. While the Company expects its land-based diesel engine business to remain profitable, it does not expect any significant improvement in this market until late 2013 or early 2014. The focus of the Company, currently as well as into the future, will be on the remanufacturing and service of existing pressure pumping equipment.

Acquisitions

On December 28, 2012, the Company purchased the assets of Flag for $6,864,000 in cash. Flag was an East Coast high-speed diesel engine service provider, operating factory-authorized full service marine dealerships for Caterpillar, Cummins, MTU and John Deere diesel engines. Financing of the acquisition was through the Company’s revolving credit facility.

On December 14, 2012, the Company completed the acquisition of Penn, an operator of tank barges and tugboats participating in the coastal transportation of refinery feedstocks, asphalt and crude oil in the United States. The total value of the transaction was $300,538,000, consisting of $146,750,000 of cash, $29,080,000 through the issuance of 500,000 shares of Company common stock valued at $58.16 per share, and $124,708,000 of cash for the retirement of Penn’s debt. Penn’s fleet, comprised of 18 double hull tank barges with a capacity of 1.9 million barrels and 16 tugboats, operates along the East Coast and Gulf Coast of the United States. Financing of the acquisition was through a combination of new senior notes and the issuance of Company common stock.

On November 1, 2012, the Company purchased from Allied 10 coastal tank barges with a total capacity of 680,000 barrels, three offshore dry-bulk barges with a total capacity of 48,000 deadweight tons and seven coastal tugboats for $107,014,000 in cash, before post-closing adjustments and excluding transaction fees, including a provision for up to $10,000,000 that will be paid contingent on developments with the sugar provisions in the United States Farm Bill. The fair value of the contingent liability recorded at the acquisition date was $9,756,000. A payment of $5,000,000 was made in the 2013 first quarter on the contingent liability. Allied provided coastal transportation of petrochemicals as well as dry sugar products in the Northeast, Atlantic and Gulf Coast regions of the United States. Financing of the equipment acquisition was through the Company’s revolving credit facility.

 Results of Operations

The Company reported 2013 first quarter net earnings attributable to Kirby of $56,578,000, or $1.00 per share, on revenues of $558,785,000, compared with 2012 first quarter net earnings attributable to Kirby of $50,944,000, or $.91 per share, on revenues of $566,935,000. The 2013 first quarter results included a $4,300,000 before taxes, or $.05 per share, credit decreasing the fair value of the United contingent earnout liability associated with the April 2011 acquisition of United.  The 2012 first quarter results included a $4,200,000 before taxes, or $.05 per share, charge increasing the fair value of the United contingent earnout liability, and a $2,421,000, or $03 per share, severance charge associated with the integration of Kirby Offshore Marine’s administrative functions into the Company.

Marine transportation revenues for the 2013 first quarter were $418,518,000, or 75% of total revenues, compared with $335,957,000, or 59% of total revenues, for the 2012 first quarter. Diesel engine services revenues for the 2013 first quarter were $140,267,000, or 25% of total revenues, compared with $230,978,000, or 41% of total revenues, for the 2012 first quarter.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of March 31, 2013, the Company operated 844 inland tank barges, including 47 leased barges, with a total capacity of 16.9 million barrels.  This compares with 806 inland tank barges operated as of March 31, 2012, including 42 leased barges, with a total capacity of 16.0 million barrels. The Company operated an average of 256 inland towboats during the 2013 first quarter, of which an average of 73 were chartered, compared with 242 during the 2012 first quarter, of which an average of 59 were chartered.  The Company’s coastal tank barge fleet as of March 31, 2013 consisted of 82 tank barges, two of which were single hull and 12 of which were chartered, with 6.3 million barrels of capacity, and 85 tugboats. This compares with 58 coastal tank barges, three of which were single hull, with 3.8 million barrels of capacity, and 65 tugboats as of March 31, 2012. The Company operates seven offshore dry-bulk barge and tugboat units, of which one of the tugboats is chartered, engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2013 compared with the three months ended March 31, 2012 (dollars in thousands):

	Three months ended March 31,
	2013	2012	% Change
Marine transportation revenues	$418,518	$335,957	25%

Costs and expenses:
Costs of sales and operating expenses	259,229	203,407	27
Selling, general and administrative	28,976	28,519	2
Taxes, other than on income	3,910	3,452	13
Depreciation and amortization	37,150	32,089	16
	329,265	267,467	23
Operating income	$89,253	$68,490	30%

Operating margins	21.3%	20.4%

 Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first quarter of 2013, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2013 First Qtr. Revenue Distribution	Products Moved	Drivers
Petrochemicals	47%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables —70% Consumer durables — 30%

Black Oil	25%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	24%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	4%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2013 first quarter increased 25% when compared with the 2012 first quarter, reflecting the expansion of the coastal transportation business with the acquisition of Allied on November 1, 2012 and Penn on December 14, 2012. The inland tank barge fleet contributed approximately 68% and the coastal fleet approximately 32% of the 2013 first quarter marine transportation revenues.

The petrochemical market, the Company’s largest market, contributed 47% of the marine transportation revenues for the 2013 first quarter, reflecting continued strong volumes from Gulf Coast petrochemical plants for both domestic consumers and to terminals for export destinations.  The 2013 first quarter also includes revenues from the 10 coastal tank barges purchased from Allied that transport petrochemicals coastwise.

The black oil market, which contributed 25% of 2013 first quarter marine transportation revenues, also reflected continued strong demand, driven by steady refinery production levels, the export of heavy fuel oils, and demand for crude oil and condensate transportation on both the inland waterway system and coastwise.  The 2013 first quarter also includes revenues from the 18 coastal tank barges acquired with the acquisition of Penn, expanding the Company’s coastal black oil movements consisting of refinery feedstocks, asphalt and crude oil.

The refined petroleum products market, which contributed 24% of 2013 first quarter marine transportation revenues, reflected higher demand for the movements of products in the inland and coastal markets, benefiting from additional volumes from major customers.  The coastal refined products market saw overall equipment utilization in the 90% range, driven by continued success in expanding the coastal customer base to inland customers with coastal requirements, as well as colder winter weather in the Northeast that increased the demand for distillate products.

The agricultural chemical market, which contributed 4% of 2013 first quarter marine transportation revenues, saw weak demand during January and February due to winter weather and low water conditions in the Midwest.  Demand increased significantly in March for both domestically produced and imported products.

For the first quarter of 2013, the inland operations of the marine transportation segment incurred 2,049 delay days, 17% less than the 2,471 delay days that occurred during the 2012 first quarter, but 39% more than the 1,479 delay days that occurred during the 2012 fourth quarter. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors.

 During the 2013 and 2012 first quarters, approximately 75% of marine transportation’s inland revenues were under term contracts and 25% were spot contract revenues. Inland time charters during the 2013 and 2012 first quarters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 57% and 56%, respectively, of the revenues under term contracts. The 75% term contract and 25% spot contract mix provides the marine transportation’s inland operations with a predictable revenue stream.

During the 2013 first quarter, approximately 70% of the coastal revenues were under term contracts and 30% were spot contract revenues. Coastal time charters represented approximately 90% of the revenues under term contracts during 2012 first quarter.  For the 2012 first quarter, approximately 60% of the coastal revenues were under term contracts and 40% were spot contract revenues.  The increase in term contracts reflected stronger demand for coastal tank barges, as well as the 2012 fourth quarter acquisitions of Allied and Penn.

Rates on inland term contracts renewed in the 2013 first quarter increased in the 4% to 6% average range compared with term contracts renewed in the first quarter of 2012. Spot contract rates in the 2013 first quarter, which include the cost of fuel, increased modestly compared with the 2012 fourth quarter.  Effective January 1, 2013, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1%, excluding fuel.

Rates on coastal term contracts renewed in the 2013 first quarter increased in the 7% to 9% average range compared with term contracts renewed in the 2012 first quarter. Spot contract rates in the 2013 first quarter, which include the cost of fuel, improved in the 5% to 9% range compared with the 2012 fourth quarter.

Marine Transportation Costs and Expenses

Costs and expenses for the 2013 first quarter increased 23% compared with the 2012 first quarter.  Costs of sales and operating expenses for the 2013 first quarter increased 27% compared with the first quarter of 2012, partially reflecting the Allied and Penn acquisitions, as well as higher costs and expenses due to increased inland and coastal marine transportation demand.

The inland operations operated an average of 256 towboats during the 2013 first quarter, of which an average of 73 towboats were chartered, compared with 242 during the 2012 first quarter, of which an average of 59 were chartered.  The increase in the number of towboats operated was a reflection of the higher tank barge utilization levels in the petrochemical and black oil markets during the 2013 first quarter compared with the 2012 first quarter.  As demand increases or decreases, or as weather or water conditions dictate, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2013 first quarter, the inland operations consumed 11.0 million gallons of diesel fuel compared to 10.9 million gallons consumed during the 2012 first quarter. The average price per gallon of diesel fuel consumed during the 2013 first quarter was $3.25 compared with $3.16 per gallon for the 2012 first quarter. Fuel escalation and de-escalation clauses are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2013 first quarter increased 2% compared with the 2012 first quarter, reflecting the acquisition of Allied and Penn, and a $370,000 severance charge associated with the integration of Penn's administrative functions into the Company.  The 2012 first quarter included a $2,421,000 severance charge associated with the integration of Kirby Offshore Marine’s administrative functions into the Company.

Depreciation and amortization for the 2013 first quarter increased 16% compared with the 2012 first quarter. The increase was primarily attributable to increased capital expenditures, including new inland tank barges and towboats, and the acquisitions of Allied and Penn.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2013 first quarter increased 30% compared with the 2012 first quarter. The operating margin was 21.3% for the 2013 first quarter compared with 20.4% for the 2012 first quarter. The higher operating income and operating margin was a reflection of continued higher inland utilization, leading to higher inland term and spot contract rates negotiated throughout 2012 and the 2013 first quarter, as well as higher coastal utilization, including the Allied and Penn equipment, and higher coastal term and spot contract rates negotiated throughout the 2012 second half and the 2013 first quarter.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2013 compared with the three months ended March 31, 2012 (dollars in thousands):

	Three months ended March 31,
	2013	2012	% Change
Diesel engine services revenues	$140,267	$230,978	(39)%

Costs and expenses:
Costs of sales and operating expenses	110,045	180,952	(39)
Selling, general and administrative	12,765	22,394	(43)
Taxes, other than on income	552	450	23
Depreciation and amortization	2,883	3,628	(21)
	126,245	207,424	(39)
Operating income	$14,022	$23,554	(40)%
Operating margins	10.0%	10.2%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company, the revenue distribution for the first quarter of 2013, and the customers for each market:

Markets Serviced	2013 First Qtr. Revenue Distribution	Customers
Land-Based	65%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, Compression, On-Highway Transportation

Marine	26%	Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers

Power Generation	9%	Standby Power Generation, Pumping Stations

           Diesel engine services revenues for the 2013 first quarter decreased 39% compared with the 2012 first quarter, primarily attributable to a continuation of lower demand for the manufacturing of pressure pumping units, as well as a decline in the sale and service of land-based diesel engines and transmissions.  Partially offsetting the decline in the manufacturing of pressure pumping units was an increase in the number of pressure pumping units remanufactured.  The marine diesel engine services market remained stable, benefiting from major service projects for Gulf Coast customers, partially offset by deferral of scheduled service projects by Midwest customers negatively impacted by the decline in bulk shipments of coal and grain due to the low water conditions on the Mississippi River during 2012 and through January 2013.  The power generation market benefited from major engine-generator set upgrades and parts sales for both domestic and international power generation customers.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2013 first quarter decreased 39% compared with the 2012 first quarter. The 39% decrease in cost of sales and operating expenses was primarily attributable to the lower demand for the manufacturing of pressure pumping units, as well as the decline in the sale and service of land-based diesel engines and transmissions. Selling, general and administrative expenses decreased 43%, reflecting a $4,300,000 credit resulting from a decrease in the fair value of the contingent earnout liability compared with a $4,200,000 charge in the 2012 first quarter, all associated with the April 2011 acquisition of United.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2013 first quarter decreased 40% compared with the 2012 first quarter, primarily reflecting the significant reduction in the number of pressure pumping units manufactured by United and the decline in United’s service and sale of land-based diesel engines and transmissions and related parts during the 2013 first quarter compared with the 2012 first quarter.  This decline was partially offset by an increase in the remanufacturing of older pressure pumping units.  The operating margin for the 2013 first quarter was 10.0% compared with 10.2% for the 2012 first quarter. The 2013 first quarter operating margin primarily reflected the weaker land-based oil services market and benefited from the $4,300,000 earnout credit noted above.

 General Corporate Expenses

General corporate expenses for the 2013 first quarter were $3,394,000 compared with $2,956,000 for the first quarter of 2012.  The increase was primarily due to higher employee incentive compensation accruals and additional corporate personnel and related costs to support the Allied and Penn acquisitions.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months ended March 31, 2013 compared with the three months ended March 31, 2012 (dollars in thousands):

	Three months ended March 31,
	2013	2012	% Change
Other income	$75	$149	(50)%
Noncontrolling interests	$(974)	$(935)	4%
Interest expense	$(7,988)	$(5,840)	37%

Interest Expense

Interest expense for the 2013 first quarter increased 37% compared with the 2012 first quarter, primarily the result of borrowings under the revolving credit facility to finance the November 2012 Allied acquisition, as well as the new senior notes to finance the December 2012 Penn acquisition.  During the 2013 and 2012 first quarters, the average debt and average interest rate, including the effect of interest rate swaps, were $1,116,289,000 and 2.9%, and $774,494,000 and 3.0%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of March 31, 2013 were $3,698,085,000 compared with $3,653,128,000 as of December 31, 2012. The following table sets forth the significant components of the balance sheet as of March 31, 2013 compared with December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012	% Change
Assets:
Current assets	$585,786	$596,256	(2)%
Property and equipment, net	2,345,428	2,315,165	1
Goodwill	595,234	596,030	—
Other assets	171,637	145,677	18
	$3,698,085	$3,653,128	1%
Liabilities and stockholders’ equity:
Current liabilities	$363,926	$355,020	3%
Long-term debt – less current portion	1,031,960	1,070,110	(4)
Deferred income taxes	446,497	426,096	5
Other long-term liabilities	86,262	94,848	(9)
Total equity	1,769,440	1,707,054	4
	$3,698,085	$3,653,128	1%

Current assets as of March 31, 2013 were relatively constant compared with December 31, 2012.  Trade accounts receivable increased 6%, primarily a reflection of the increase in revenues for the 2013 first quarter compared with the fourth quarter of 2012.  Other accounts receivable declined 18%, primarily due to a reduction of a receivable for federal income taxes overpaid in the 2012 fourth quarter.  Inventory in the diesel engine services segment decreased 7%, primarily due to a reduction in the number of engines and transmissions on hand at the Company’s land-based diesel engine service facilities that were purchased in 2012 for specific customers and sold in 2013.

Property and equipment, net of accumulated depreciation, at March 31, 2013 increased 1% compared with December 31, 2012. The increase reflected $71,157,000 of capital expenditures for the 2013 first quarter, more fully described under Capital Expenditures below, less $38,612,000 of depreciation expense for the first three months of 2013 and $2,423,000 of property disposals during the 2013 first quarter.

Other assets at March 31, 2013 increased 18% compared with December 31, 2012 primarily due to deferred major maintenance dry-dock expenditures on ocean-going vessels during the 2013 first quarter.

Current liabilities as of March 31, 2013 increased 3% compared with December 31, 2012. The current portion of long-term debt at March 31, 2013 reflected the reclassification of an additional $6,500,000 of the term loan as current.  Income taxes payable increased 153%, primarily reflecting the current federal income tax provision for the 2013 first quarter, with the first federal quarterly tax payment not due until April 2013.  Accounts payable decreased 5%, primarily from the timing of payments to vendors in the coastal transportation market.  Accrued liabilities decreased 8%, primarily from the payment during the 2013 first quarter of employee incentive compensation bonuses accrued during 2012.  Deferred revenues increased 93%, primarily reflecting increased advanced billings for coastal transportation customers.

Long-term debt, less current portion, as of March 31, 2013 decreased 4% compared with December 31, 2012, reflecting payments on the revolving credit facility and term loan during the 2013 first quarter and the reclassification of $6,500,000 of the term loan to current portion of long-term debt.

Deferred income taxes as of March 31, 2013 increased 5% compared with December 31, 2012. The increase was primarily due to the 2013 first quarter deferred tax provision of $21,497,000. The deferred tax provision was primarily due to bonus tax depreciation on qualifying expenditures due to the American Taxpayers Relief Act of 2012 that provides 50% bonus tax depreciation for capital investments placed in service through December 31, 2013.

Other long-term liabilities as of March 31, 2013 decreased 9% compared with December 31, 2012.  The decrease was primarily due to the $4,300,000 decrease in the fair value of the United contingent earnout liability associated with the acquisition of United in April 2011 and a $5,000,000 payment associated with the $10,000,000 contingent liability recorded at the acquisition date of Allied pertaining to developments with the sugar provisions in the United States Farm Bill.

Total equity as of March 31, 2013 increased 4% compared with December 31, 2012. The increase was primarily the result of $56,578,000 of net earnings attributable to Kirby for the first three months of 2013 and a $2,356,000 increase in accumulated OCI. The increase in accumulated OCI primarily resulted from the net change in fair value of interest rate swap agreements, net of taxes, more fully described under Fair Value of Derivative Instruments below and the decrease in unrecognized losses related to the Company’s defined benefit plans.

Long-Term Financing

    The Company has $500,000,000 of senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. The Company issued $82,500,000 of Senior Notes Series A and $192,500,000 of Senior Notes Series B on December 13, 2012, the proceeds of which were used to fund the acquisition of Penn.  The Company issued $67,500,000 of Senior Notes Series A and $157,500,000 of Senior Notes Series B on February 27, 2013, the proceeds of which were used to refinance $200,000,000 of floating rate senior notes due February 28, 2013, with the balance used to pay down the Company’s unsecured revolving credit facility.  No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and B also specifies certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of March 31, 2013, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $325,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over the London Interbank Offered Rate (“LIBOR”) or 0.5% over an alternate base rate calculated with reference to the agent bank’s prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.3%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of March 31, 2013, the Company was in compliance with all Revolving Credit Facility covenants and had $144,480,000 outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $3,893,000 as of March 31, 2013.

The Company has a credit agreement (“Term Loan”) with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of July 1, 2016. The Term Loan provides for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on LIBOR or an Alternate Base Rate. The interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. The Term Loan contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. As of March 31, 2013, the Company was in compliance with all Term Loan covenants and had $455,000,000 outstanding under the Term Loan, $71,500,000 of which was classified as current portion of long-term debt.

The Company had $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) that were retired on February 28, 2013, the maturity date of the Senior Notes, with the proceeds from the Senior Notes Series A and Senior Notes Series B described above.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2013. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had $3,980,000 of borrowings outstanding under the Credit Line as of March 31, 2013. Outstanding letters of credit under the Credit Line were $1,060,000 as of March 31, 2013.

Interest Rate Risk Management

From time to time, the Company has utilized derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate swap agreements and are entered into with large multinational banks. On February 28, 2013, all of the Company’s outstanding interest rate swaps expired.  These interest rate swaps, with a notional amount of $200,000,000, were designated as cash flow hedges.

Foreign Currency Risk Management

From time to time, the Company has utilized derivative financial instruments with respect to its forecasted foreign currency transactions to attempt to reduce the risk of its exposure to foreign currency rate fluctuations in its transactions denominated in foreign currency. These transactions, which relate to foreign currency obligations for the purchase of equipment from foreign suppliers or foreign currency receipts from foreign customers, generally are forward contracts or purchased call options and are entered into with large multinational banks.

As of March 31, 2013, the Company had a forward contract with a notional amount of $469,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. This contract expires in the first quarter of 2014. This forward contract is designated as a cash flow hedge, therefore, the change in fair value, to the extent the forward contract is effective, is recognized in OCI until the forward contract expires and is recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at March 31, 2013 and December 31, 2012 (in thousands):

Liability Derivatives	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Other accrued liabilities	$23	─
Foreign currency contracts	Other long-term liabilities	─	39
Interest rate contracts	Other accrued liabilities	─	1,486

Total derivatives designated as hedging instruments under ASC 815		$23	$1,525
Total liability derivatives		$23	$1,525

Fair value amounts were derived as of March 31, 2013 and December 31, 2012 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 5, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months ended March 31, 2013 and 2012 (in thousands):

Amount of Gain (Loss)	Amount of Gain (Loss)
Recognized in OCI on	Reclassified from
Derivatives (Effective	Accumulated OCI into
Portion)	Income (Effective Portion)
Location of Gain (Loss)
Reclassified from
Accumulated OCI into	Three months ended	Three months ended
Derivatives in ASC 815 Cash	Income	March 31,	March 31,
Flow Hedging Relationships:	(Effective Portion)	2013	2012	2013	2012
Interest rate contracts	Interest expense	$1,486	$1,593	$(1,389)	$(2,044)

Foreign exchange contracts	Cost and sales of operating expenses	15	77	─	(2)
Total	$1,501	$1,670	$(1,389)	$(2,046)

The Company expects $23,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

Capital Expenditures

Capital expenditures for the 2013 first quarter were $71,157,000 of which $55,072,000 was for construction of new inland tank barges and towboats, $6,906,000 for progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units scheduled for completion in the 2013 first half, and $9,179,000 primarily for upgrading of the existing inland and coastal marine transportation equipment and diesel engine service facilities. Capital expenditures for the 2012 first quarter were $61,867,000, of which $21,084,000 was for construction of new tank barges and towboats, and $18,784,000 for progress payments on the construction of the two offshore articulated dry-bulk barge and tugboat units scheduled for completion in the 2013 first half, and $21,999,000 primarily for upgrading of existing inland and coastal marine transportation equipment and diesel engine service facilities. Financing of the construction of the inland tank barges and towboats and offshore dry-bulk barges and tugboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2013 first quarter, the Company took delivery of 19 new inland tank barges with a total capacity of approximately 533,000 barrels, and retired 13 inland tank barges, returned two charter inland tank barges and transferred one tank barge to the offshore operations, reducing its capacity by approximately 253,000 barrels. As a result, the Company added a net three inland tank barges and 280,000 barrels of capacity, as the new barges were generally larger capacity barges than the barges removed from service.

The Company projects that capital expenditures for 2013 will be in the $190,000,000 to $200,000,000 range. The 2013 construction program will consist of 55 inland tank barges with a total capacity of 1,200,000 barrels and three inland towboats. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2013 payments for new inland tank barges and towboats will be approximately $115,000,000 and approximately $10,000,000 in progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units for delivery in the 2013 first half with an estimated total cost of $52,000,000 for each unit. The balance of approximately $65,000,000 to $75,000,000 is primarily capital upgrades and improvements to existing marine equipment and marine transportation and diesel engine services facilities.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2013 first quarter. As of May 3, 2013, the Company had approximately 2,685,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $97,796,000 for the 2013 first quarter compared with $73,368,000 for the 2012 first quarter. The 2013 first quarter experienced a net decrease in cash flows from changes in operating assets and liabilities of $26,538,000 compared with a net decrease in the 2012 first quarter of $36,285,000. The reduction was primarily due to a decrease in inventory in the first quarter of 2013 due to the sale of inventories to specific customers that were purchased in 2012, compared to an increase in inventories in 2012 first quarter due to increased business activity levels.    In addition, deferred revenue increased during the 2013 first quarter due to increased advance billings for coastal transportation customers compared to a decrease in deferred revenue during the 2012 first quarter.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of May 3, 2013, $223,767,000 under its Revolving Credit Facility and $9,053,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $325,000,000 and expires November 9, 2015. As of March 31, 2013, the Company had $180,520,000 available under the Revolving Credit Facility. The Senior Notes Series A and Senior Notes Series B do not mature until February 27, 2020 and February 27, 2023, respectively, and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty.

There are numerous factors that may negatively impact the Company’s cash flow in 2013. For a list of significant risks and uncertainties that could impact cash flows, see Note 13, Contingencies in the financial statements, and Item 1A — Risk Factors and Note 14, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 6, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $56,227,000 at March 31, 2013, including $6,331,000 in letters of credit and $49,896,000 in performance bonds. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would impact the 2013 interest expense by $182,000 based on balances outstanding at December 31, 2012, and would change the fair value of the Company’s debt by less than 1%.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2013, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Dated: May 6, 2013