Form 10-Q
period 2013-09-30
KIRBY CORP
filed 2013-11-01
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on October 31, 2013 was 56,819,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2013	December 31, 2012
	($ in thousands)
Current assets:
Cash and cash equivalents	$6,482	$11,059
Accounts receivable:
Trade – less allowance for doubtful accounts	308,495	313,182
Other	32,265	43,074
Inventories – net	138,439	177,397
Prepaid expenses and other current assets	39,511	39,248
Deferred income taxes	9,991	12,296

Total current assets	535,183	596,256

Property and equipment	3,340,165	3,219,113
Less accumulated depreciation	(973,117)	(903,948)

Property and equipment – net	2,367,048	2,315,165

Goodwill	591,362	596,030
Other assets	167,719	145,677

Total assets	$3,661,312	$3,653,128

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2013	December 31, 2012
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$—	$65,000
Income taxes payable	11,391	2,369
Accounts payable	156,260	156,763
Accrued liabilities	121,728	114,031
Deferred revenues	35,872	16,857

Total current liabilities	325,251	355,020

Long-term debt – less current portion	860,930	1,070,110
Deferred income taxes	485,018	426,096
Other long-term liabilities	77,858	94,848

Total long-term liabilities	1,423,806	1,591,054

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,776,000 shares	5,978	5,978
Additional paid-in capital	406,427	397,785
Accumulated other comprehensive income – net	(57,188)	(61,127)
Retained earnings	1,627,873	1,439,079
Treasury stock – at cost, 2,965,000 at September 30, 2013 and 3,191,000 at December 31, 2012	(82,203)	(86,747)
Total Kirby stockholders’ equity	1,900,887	1,694,968
Noncontrolling interests	11,368	12,086
Total equity	1,912,255	1,707,054

Total liabilities and equity	$3,661,312	$3,653,128

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$436,181	$349,771	$1,278,567	$1,027,923
Diesel engine services	114,924	171,553	395,231	572,184
Total revenues	551,105	521,324	1,673,798	1,600,107

Costs and expenses:
Costs of sales and operating expenses	344,396	344,990	1,083,257	1,075,265
Selling, general and administrative	43,241	44,473	128,335	140,772
Taxes, other than on income	3,714	3,455	12,589	11,276
Depreciation and amortization	41,640	35,729	122,907	107,400
Loss (gain) on disposition of assets	(223)	40	(728)	(1)
Total costs and expenses	432,768	428,687	1,346,360	1,334,712

Operating income	118,337	92,637	327,438	265,395
Other income (expense)	60	(56)	236	123
Interest expense	(6,694)	(6,056)	(21,901)	(17,797)

Earnings before taxes on income	111,703	86,525	305,773	247,721
Provision for taxes on income	(42,007)	(32,794)	(114,733)	(93,676)

Net earnings	69,696	53,731	191,040	154,045
Less: Net earnings attributable to noncontrolling interests	(573)	(676)	(2,246)	(2,495)

Net earnings attributable to Kirby	$69,123	$53,055	$188,794	$151,550

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.22	$.95	$3.33	$2.71
Diluted	$1.21	$.95	$3.32	$2.70

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	($ in thousands)

Net earnings	$69,696	$53,731	$191,040	$154,045
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	1,185	1,048	2,856	769
Foreign currency translation adjustments	(124)	(257)	125	190
Change in fair value of derivative instruments	(12)	1,331	958	3,831
Total comprehensive income, net of taxes	1,049	2,122	3,939	4,790

Total comprehensive income, net of taxes	70,745	55,853	194,979	158,835
Net earnings attributable to noncontrolling interests	(573)	(676)	(2,246)	(2,495)

Comprehensive income attributable to Kirby	$70,172	$55,177	$192,733	$156,340

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2013	2012
	($ in thousands)
Cash flows from operating activities:
Net earnings	$191,040	$154,045
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	122,907	107,400
Provision for deferred income taxes	68,523	59,665
Amortization of unearned share-based compensation	8,921	7,331
Other	5,656	2,784
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	53,668	(84,997)
Net cash provided by operating activities	450,715	246,228

Cash flows from investing activities:
Capital expenditures	(207,047)	(255,887)
Acquisition of businesses and marine equipment	(3,643)	−
Proceeds from disposition of assets	30,390	15,165
Net cash used in investing activities	(180,300)	(240,722)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	(143,180)	5,970
Borrowings on long-term debt	225,000	−
Payments on long-term debt	(356,000)	(26,005)
Proceeds from exercise of stock options	4,328	3,173
Payment of contingent liability	(5,000)	−
Excess tax benefit from equity compensation plans	2,824	2,342
Other	(2,964)	(2,092)
Net cash used in financing activities	(274,992)	(16,612)
Decrease in cash and cash equivalents	(4,577)	(11,106)

Cash and cash equivalents, beginning of year	11,059	16,249
Cash and cash equivalents, end of period	$6,482	$5,143

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$19,921	$15,928
Income taxes	$23,000	$29,353

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements of Kirby Corporation and consolidated subsidiaries (the “Company”) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2013 and December 31, 2012, and the results of operations for the three months and nine months ended September 30, 2013 and 2012.

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

(4)	INVENTORIES

The following table presents the details of inventories as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Finished goods	$119,586	$162,859
Work in process	18,853	14,538
	$138,439	$177,397

(5)	FAIR VALUE MEASUREMENTS

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$49	$—	$49
Contingent liabilities	—	—	4,894	4,894
	$—	$49	$4,894	$4,943

December 31, 2012:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$1,525	$—	$1,525
Contingent liabilities	—	—	28,067	28,067
	$—	$1,525	$28,067	$29,592

The fair value of the Company’s derivative instruments is more fully described below in Note 6, Derivative Instruments.

In connection with the acquisition of Allied on November 1, 2012, Allied’s former owners are eligible to receive up to an additional $10,000,000 payable in 2013 through 2015, contingent on developments with the sugar provisions in the United States Farm Bill. The fair value of the contingent liability recorded at the acquisition date was $9,756,000. The fair value of the contingent liability is based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments. A payment of $5,000,000 was made in the 2013 first quarter on the contingent liability. The increase in the fair value of the contingent liability for the three months and nine months ended September 30, 2013 was $14,000 and $127,000, respectively, was charged to selling, general and administrative expense. As of September 30, 2013, the Company had recorded a contingent liability of $4,894,000.

In connection with the acquisition of United Holdings LLC (“United”) on April 15, 2011, United’s former owners are eligible to receive a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. The fair value of the contingent earnout liability recorded at the acquisition date was $16,300,000. The fair value of the earnout is based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments. The decrease in the fair value of the earnout liability for the three months and nine months ended September 30, 2013 was $7,900,000 and $18,300,000, respectively, was credited to selling, general and administrative expense. No United earnout liability was recorded as of September 30, 2013.

The estimated fair value of total debt outstanding at September 30, 2013 and December 31, 2012 was $829,056,000 and $1,130,967,000, respectively, which differs from the carrying amounts of $860,930,000 and $1,135,110,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments.

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets are adjusted to fair value when there is evidence of impairment. During the nine months ended September 30, 2013, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

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

As of September 30, 2013, the Company had a forward contract with a notional amount of $469,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. This contract expires in the first quarter of 2014. This forward contract is designated as a cash flow hedge, therefore, the change in fair value, to the extent the forward contract is effective, is recognized in OCI until the forward contract expires and is recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at September 30, 2013 and December 31, 2012 (in thousands):

Liability Derivatives	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Other accrued liabilities	$49	$	−
Foreign currency contracts	Other long-term liabilities	−		39
Interest rate contracts	Other accrued liabilities	−		1,486

Total derivatives designated as hedging instruments under ASC 815		$49		$1,525
Total liability derivatives		$49		$1,525

Fair value amounts were derived as of September 30, 2013 and December 31, 2012 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 5, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and nine months ended September 30, 2013 and 2012 (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Reclassified from	Three months ended		Three months ended
Derivatives in ASC 815 Cash	Accumulated OCI into Income	September 30,		September 30,
Flow Hedging Relationships:	(Effective Portion)	2013	2012	2013	2012
Interest rate contracts	Interest expense	$—	$1,950	$—	$(2,092)

Foreign exchange contracts	Cost and sales of operating expenses	(20)	110	—	21
Total		$(20)	$2,060	$—	$(2,071)

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Reclassified from	Nine months ended		Nine months ended
Derivatives in ASC 815 Cash	Accumulated OCI into Income	September 30,		September 30,
Flow Hedging Relationships:	(Effective Portion)	2013	2012	2013	2012
Interest rate contracts	Interest expense	$1,486	$5,573	$(1,389)	$(6,192)

Foreign exchange contracts	Cost and sales of operating expenses	(13)	359	—	19
Total		$1,473	$5,932	$(1,389)	$(6,173)

The Company expects $49,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on current spot rates.

(7)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Compensation cost	$3,860	$2,842	$8,921	$7,331
Income tax benefit	$1,459	$1,086	$3,372	$2,801

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options, restricted stock and performance awards. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to January 25, 2010 are five years and vest ratably over three years. Options granted on or after January 25, 2010 have terms of seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the employee plan. At September 30, 2013, 2,666,815 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the nine months ended September 30, 2013:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2012	351,173	$45.54
Granted	111,527	$70.94
Exercised	(72,932)	$30.20
Outstanding at September 30, 2013	389,768	$55.68

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at September 30, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price		Aggregate Intrinsic Value
$31.35 - 36.35	79,199	3.4	$32.62		79,199		$32.62
$46.74	99,136	4.3	$46.74		65,606		$46.74
$65.28 - 66.72	99,906	5.2	$65.80		35,393		$65.77
$70.65	109,560	6.1	$70.65		5,136		$70.65
$86.96	1,967	6.8	$86.96		0	$	N/A
$31.35 - 86.96	389,768	4.9	$55.68	$12,032,000	185,334		$45.00	$7,700,000

The following is a summary of the restricted stock award activity under the employee plan described above for the nine months ended September 30, 2013:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2012	418,128	$45.39
Granted	139,613	$69.79
Vested	(147,192)	$44.48
Forfeited	(8,497)	$60.26
Nonvested balance at September 30, 2013	402,052	$54.81

The Company has a director stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted to a director when first elected vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At September 30, 2013, 610,041 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the nine months ended September 30, 2013:

	Outstanding Non- Qualified or Nonincentive Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	345,938	$45.84
Granted	54,958	$75.17
Exercised	(54,000)	$39.36
Outstanding at September 30, 2013	346,896	$51.50

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at September 30, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$17.88	12,000	0.6	$17.88		12,000	$17.88
$20.28-29.60	36,000	4.2	$26.49		36,000	$26.49
$35.17-36.82	50,036	2.9	$35.80		50,036	$35.80
$41.24-56.45	133,596	6.3	$52.48		133,596	$52.48
$61.89-62.48	60,306	8.7	$62.38		60,306	$62.38
$75.17	54,958	9.6	$75.17		478	$75.17
$17.88-75.17	346,896	6.3	$51.50	$12,160,000	292,416	$47.09	$11,540,000

The following is a summary of the restricted stock award activity under the director plan described above for the nine months ended September 30, 2013:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2012	348	$62.99
Granted	10,536	$75.65
Vested	(1,116)	$71.70
Nonvested balance at September 30, 2013	9,768	$75.65

The total intrinsic value of all stock options exercised under all of the Company’s plans was $5,622,000 and $1,985,000 for the nine months ended September 30, 2013 and 2012, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $2,125,000 and $758,000 for the nine months ended September 30, 2013 and 2012, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $9,969,000 and $11,214,000 for the nine months ended September 30, 2013 and 2012, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $3,768,000 and $4,284,000 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, there was $3,357,000 of unrecognized compensation cost related to nonvested stock options and $17,820,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.2 years and restricted stock over approximately 2.8 years. The total fair value of options vested was $1,829,000 and $1,339,000 during the nine months ended September 30, 2013 and 2012, respectively. The fair value of the restricted stock vested was $9,969,000 and $11,214,000 for the nine months ended September 30, 2013 and 2012, respectively.

The weighted average per share fair value of stock options granted during the nine months ended September 30, 2013 and 2012 was $25.14 and $22.15, respectively. The fair value of the stock options granted during the nine months ended September 30, 2013 and 2012 was $4,185,000 and $3,461,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the nine months ended September 30, 2013 and 2012 were as follows:

	Nine months ended September 30,
	2013	2012
	None	None
Average risk-free interest rate	1.1%	1.1%
Stock price volatility	34%	33%
Estimated option term	Six years or seven years	Six years or seven years

(8)	OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three months ended September 30,
	2013			2012
Pension and postretirement benefits (a):	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Amortization of net actuarial loss	$1,922	$(735)	$1,187	$1,696	$(623)	$1,073
Actuarial gains (losses)	(3)	1	(2)	2	(27)	(25)

Foreign currency translation adjustments	(124)	—	(124)	(257)	—	(257)

Change in fair value of derivative instruments (b):
Unrealized gains (losses)	(20)	8	(12)	4,131	(1,461)	2,670
Reclassified to net earnings	−	−	−	(2,071)	732	(1,339)
Total	$1,775	$(726)	$1,049	$3,501	$(1,379)	$2,122

	Nine months ended September 30,
	2013			2012
Pension and postretirement benefits (a):	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Amortization of net actuarial loss	$5,762	$(2,204)	$3,558	$5,091	$(1,939)	$3,152
Actuarial gains (losses)	(1,137)	435	(702)	(3,849)	1,466	(2,383)

Foreign currency translation adjustments	125	—	125	190	—	190

Change in fair value of derivative instruments (b):
Unrealized gains (losses)	2,862	(1,001)	1,861	12,105	(4,287)	7,818
Reclassified to net earnings	(1,389)	486	(903)	(6,173)	2,186	(3,987)
Total	$6,223	$(2,284)	$3,939	$7,364	$(2,574)	$4,790

(a)	Actuarial gains (losses) are amortized into costs of sales and operating expenses or selling, general and administrative expenses as appropriate. (See Note 12 – Retirement Plans)

(b)	Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in interest expense or costs of sales and operating expenses as appropriate. (See Note 6 – Derivative Instruments)

(9)	SEGMENT DATA

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment sales for the three months and nine months ended September 30, 2013 and 2012 were not significant.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and nine months ended September 30, 2013 and 2012 and total assets as of September 30, 2013 and December 31, 2012 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Marine transportation	$436,181	$349,771	$1,278,567	$1,027,923
Diesel engine services	114,924	171,553	395,231	572,184
	$551,105	$521,324	$1,673,798	$1,600,107
Segment profit (loss):
Marine transportation	$113,647	$81,695	$300,463	$221,915
Diesel engine services	9,077	14,603	38,031	53,275
Other	(11,021)	(9,773)	(32,721)	(27,469)
	$111,703	$86,525	$305,773	$247,721

	September 30, 2013	December 31, 2012
Total assets:
Marine transportation	$3,028,919	$2,951,723
Diesel engine services	582,843	647,986
Other	49,550	53,419
	$3,661,312	$3,653,128

The following table presents the details of “Other” segment loss for the three months and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

General corporate expenses	$(4,610)	$(3,621)	$(11,784)	$(9,796)
Gain (loss) on disposition of assets	223	(40)	728	1
Interest expense	(6,694)	(6,056)	(21,901)	(17,797)
Other income (expense)	60	(56)	236	123
	$(11,021)	$(9,773)	$(32,721)	$(27,469)

The following table presents the details of “Other” total assets as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
General corporate assets	$47,463	$51,611
Investment in affiliates	2,087	1,808
	$49,550	$53,419

(10)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Earnings before taxes on income – United States	$111,703	$86,525	$305,773	$247,721
Provision for taxes on income:
Federal:
Current	$17,144	$3,125	$34,676	$23,221
Deferred	20,640	25,891	68,523	59,665
State and local	4,223	3,778	11,534	10,790
	$42,007	$32,794	$114,733	$93,676

(11)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share of common stock for the three months and nine months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net earnings attributable to Kirby	$69,123	$53,055	$188,794	$151,550
Undistributed earnings allocated to restricted shares	(504)	(409)	(1,363)	(1,180)
Income available to Kirby common stockholders - basic	68,619	52,646	187,431	150,370
Undistributed earnings allocated to restricted shares	504	409	1,363	1,180
Undistributed earnings reallocated to restricted shares	(502)	(407)	(1,358)	(1,175)
Income available to Kirby common stockholders - diluted	$68,621	$52,648	$187,436	$150,375

Shares outstanding:
Weighted average common stock issued and outstanding	56,789	55,875	56,738	55,851
Weighted average unvested restricted stock	(414)	(430)	(409)	(435)
Weighted average common stock outstanding - basic	56,375	55,445	56,329	55,416
Dilutive effect of stock options	197	182	191	218
Weighted average common stock outstanding - diluted	56,572	55,627	56,520	55,634

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.22	$.95	$3.33	$2.71
Diluted	$1.21	$.95	$3.32	$2.70

Certain outstanding options to purchase approximately 112,000 and 156,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2013 and 2012, respectively, as such stock options would have been antidilutive.

(12)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company does not expect to make a contribution to its pension plan prior to December 31, 2013 to fund its 2013 pension plan obligations. As of September 30, 2013, no 2013 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended September 30,		Three months ended September 30,
Components of net periodic benefit cost:	2013	2012	2013	2012
Service cost	$3,207	$2,552	$—	$—
Interest cost	2,851	2,627	18	18
Expected return on plan assets	(4,033)	(3,219)	—	—
Amortization of actuarial loss	2,070	1,850	5	4
Net periodic benefit cost	$4,095	$3,810	$23	$22

	Pension Benefits
	Pension Plan		SERP
	Nine months ended September 30,		Nine months ended September 30,
Components of net periodic benefit cost:	2013	2012	2013	2012
Service cost	$9,621	$7,657	$—	$—
Interest cost	8,553	7,881	53	55
Expected return on plan assets	(12,099)	(9,657)	—	—
Amortization of actuarial loss	6,209	5,548	14	11
Net periodic benefit cost	$12,284	$11,429	$67	$66

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Other Postretirement Benefits		Other Postretirement Benefits
	Postretirement Welfare Plan		Postretirement Welfare Plan
	Three months ended September 30,		Nine months ended September 30,
Components of net periodic benefit cost:	2013	2012	2013	2012
Service cost	$—	$—	$—	$—
Interest cost	27	34	83	101
Amortization of actuarial gain	(153)	(158)	(461)	(468)
Net periodic benefit cost	$(126)	$(124)	$(378)	$(367)

(13)	CONTINGENCIES

The Company is involved in various legal and other proceedings which are incidental to the conduct of its business, none of which in the opinion of management will have a material effect on the Company’s financial condition, results of operations or cash flows. Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these claims and contingencies.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments was $46,623,000 at September 30, 2013, including $6,220,000 in letters of credit and $40,403,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the three months and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Weighted average number of common stock - diluted	56,572	55,627	56,520	55,634

The increase in the weighted average number of common shares for the 2013 third quarter and first nine months compared with the 2012 third quarter and first nine months primarily reflects the issuance of 500,000 shares of Company common stock associated with the December 14, 2012 acquisition of Penn, the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of September 30, 2013, the Company operated a fleet of 855 inland tank barges with 17.2 million barrels of capacity, and operated an average of 256 inland towboats during the 2013 third quarter. The Company’s coastal fleet consisted of 72 tank barges with 6.0 million barrels of capacity and 79 coastal tugboats. The Company also operates eight offshore barge and tug units transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines and transmissions, pumps and compression products, and manufactures and remanufacturers oilfield service equipment, including pressure pumping units, for the land-based pressure pumping and oilfield service markets.

For the 2013 third quarter, net earnings attributable to Kirby were $69,123,000, or $1.21 per share, on revenues of $551,105,000, compared with 2012 third quarter net earnings attributable to Kirby of $53,055,000, or $.95 per share, on revenues of $521,324,000. For the 2013 first nine months, net earnings attributable to Kirby were $188,794,000, or $3.32 per share, on revenues of $1,673,798,000, compared with 2012 first nine months net earnings attributable to Kirby of $151,550,000, or $2.70 per share, on revenues of $1,600,107,000. The 2013 third quarter and first nine months results included a credit to selling, general and administrative expenses of $7,900,000 before taxes, or $.08 per share, and $18,300,000 before taxes, or $.20 per share, respectively, eliminating the fair value of the contingent earnout liability associated with the April 2011 acquisition of United. This compares with a $400,000 before taxes credit to selling, general and administrative expenses for the 2012 third quarter and a $3,900,000 before taxes, or $.04 per share, charge to selling, general and administrative expenses for the 2012 first nine months. The 2013 first nine months included an estimated $.03 per share negative impact during the second quarter from high water on the Mississippi and Illinois Rivers and the negative impact of the closure for repair of the Algiers Lock near New Orleans on the Gulf Intracoastal Waterway, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs. The 2012 third quarter and first nine months included an estimated $.03 to $.04 per share negative impact from low water throughout the Mississippi River System, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increase costs, and the impact of Hurricane Isaac which made landfall near the mouth of the Mississippi River on August 28, 2012 as a category 1 storm, impacting both the marine transportation and diesel engine services operations.  Also, the 2012 first nine months operating results included a $2,920,000 before taxes, or $.03 per share, severance charge associated with the integration of Kirby Offshore Marine’s administrative functions into the Company.

Marine Transportation

For the 2013 third quarter and first nine months, 79% and 76%, respectively, of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business mirrors the volumes produced by the Company’s petroleum, petrochemical and refining customer base. The 2013 third quarter and first nine months results include the operations of Allied, acquired on November 1, 2012, and Penn, acquired on December 14, 2012.

The Company’s marine transportation segment’s revenues for the 2013 third quarter and first nine months increased 25% and 24%, respectively, compared with the 2012 third quarter and first nine months. The segment’s operating income for the 2013 third quarter and first nine months increased 39% and 35%, respectively, compared with the operating income for the 2012 third quarter and first nine months. The higher marine transportation revenues reflected continued strong demand across all inland marine transportation markets, petrochemicals, black oil, refined petroleum products and agricultural chemicals, along with continued favorable pricing trends. The Company’s inland petrochemical, black oil and refined petroleum products fleets achieved consistent tank barge utilization levels in the 90% to 95% range throughout the 2013 third quarter and first nine months. High water conditions on the Mississippi and Illinois Rivers during the entire 2013 second quarter, and the closure of the Algiers Lock located on the Gulf Intracoastal Waterway due to structural damage during the entire second quarter and through the majority of July created heavy congestion and multi-day delays in the New Orleans area and along the alternate route to the Mississippi River at the Bayou Sorrels and Port Allen Locks. In addition, low water levels on the upper Mississippi River System led to the light loading of tank barges destined for that area during the month of September 2013.  During the 2012 second quarter, low water conditions on the Mississippi River System in mid-May and throughout June created delays and increased transit times. The Company’s coastal marine transportation markets continued to improve with tank barge utilization levels in the 90% range, aided by the addition of petrochemical volumes with the acquisition of the Allied fleet and additional black oil volumes with the acquisition of Penn, along with increased transportation of crude oil and gas condensate.

During the 2013 and 2012 third quarters and first nine months, approximately 75% of marine transportation’s inland revenues were under term contracts and 25% were spot contract revenues, thereby providing the operations with a predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 59% and 58%, respectively, of the revenues under term contracts during the 2013 third quarter and first nine months compared with 58% and 57%, respectively, during the 2012 third quarter and first nine months.

During the 2013 third quarter and first nine months, approximately 75% of the coastal revenues were under term contracts and 25% were spot contract revenues. Coastal time charters represented approximately 90% of the revenues under term contracts during the 2013 third quarter and first nine months. For the 2012 third quarter and first nine months, approximately 60% of the coastal revenues were under term contracts and 40% were spot contract revenues. The increase in term contracts reflected stronger demand for coastal tank barges, new contracts with inland customers with coastal tank barge requirements and the 2012 fourth quarter acquisitions of Allied and Penn.

Rates on inland term contracts renewed in the 2013 third quarter and first nine months increased in the 4% to 6% average range compared with term contracts renewed in the third quarter and first nine months of 2012. Spot contract rates in the 2013 first, second and third quarters, which include the cost of fuel, increased modestly compared with the prior quarter. Effective January 1, 2013, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts by approximately 1%, excluding fuel.

Rates on coastal term contracts renewed in the 2013 third quarter and first nine months increased in the 7% to 9% average range compared with term contracts renewed in the 2012 third quarter and first nine months.  Spot contract rates, which include the cost of fuel, continued to improve during the 2013 third quarter and first nine months and remained above term contract rates.

The marine transportation operating margin was 26.1% for the 2013 third quarter compared with 23.4% for the 2012 third quarter, and 23.5% for the 2013 first nine months compared with 21.6% for the 2012 first nine months.

Diesel Engine Services

For the 2013 third quarter and first nine months, 21% and 24%, respectively, of the Company’s revenue was generated by its diesel engine services segment, of which 54% and 53% was generated from overhauls and service, 17% and 21% from manufacturing, and 29% and 26% from direct parts sales, respectively. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based pressure pumping and oilfield services industries.

Diesel engine services revenues for the 2013 third quarter and first nine months decreased 33% and 31%, respectively, and operating income decreased 38% and 29%, respectively, when compared with the third quarter and first nine months of 2012. The 2013 third quarter and first nine months results included a $7,900,000 before taxes and $18,300,000 before taxes, respectively, credit to selling, general and administrative expenses, resulting from a net decrease in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United, thereby eliminating the remaining liability. This compares with a $400,000 before taxes credit to selling, general and administrative expenses for the 2012 third quarter and a $3,900,000 before taxes charge to selling, general and administrative expenses for the 2012 first nine months, resulting from a net increase in the fair value of the contingent earnout liability.

The 2013 third quarter and first nine months decreases in revenues and operating income were primarily attributable to a continuation of lower demand for the manufacturing of oil service equipment, including pressure pumping units, and the sale and service of land-based diesel engines, transmissions and parts.  The market for the remanufacturing of older pressure pumping units during the 2013 third quarter remained relatively stable. This decline in revenues for both 2013 periods reflected the current state of the pressure pumping market and current oversupply of pressure pumping units, the result of low natural gas prices and corresponding decline in drilling for natural gas in North America. The marine diesel engine services market remained stable, benefiting from major service projects for both inland and coastal customers. The power generation market, consisting of major engine-generator set upgrades market conditions and parts sales for both domestic and international power generation customers, was stable.

The diesel engine services operating margin for the 2013 third quarter was 7.9% compared with 8.5% for the 2012 third quarter. For the 2013 first nine months, the operating margin was 9.6% compared with 9.3% for the first nine months of 2012. The operating margin for the 2013 third quarter and first nine months was positively impacted by the $7,900,000 and $18,300,000, respectively, credit to the contingent earnout liability noted above, while the operating margin for the 2012 third quarter was positively impacted by the $400,000 credit and the operating margin for the 2012 first nine months negatively impacted by the $3,900,000 charge to the contingent earnout liability.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2013 first nine months, with net cash provided by operating activities of $450,715,000 compared with $246,228,000 of net cash provided by operating activities for the 2012 first nine months. The 83% increase was primarily from higher net earnings attributable to Kirby, higher depreciation and amortization and a higher deferred tax provision in the 2013 first nine months versus the 2012 first nine months, and a $138,665,000 net increase in cash flows from changes in operating assets and liabilities. In addition, during the 2013 and 2012 first nine months, the Company generated cash of $4,328,000 and $3,173,000, respectively, from the exercise of stock options and $30,390,000 and $15,165,000, respectively, from proceeds from the disposition of assets.

For the 2013 first nine months, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $207,047,000, including $127,021,000 for inland tank barge and towboat construction and progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units completed in the 2013 second quarter, and $80,026,000 primarily for upgrading the existing marine transportation fleet. The Company’s debt-to-capitalization ratio decreased to 31.0% at September 30, 2013 from 39.9% at December 31, 2012, primarily due to a decrease of $274,180,000 of debt outstanding and the increase in total equity from net earnings attributable to Kirby for the 2013 first nine months of $188,794,000, exercise of stock options, and the amortization of unearned equity compensation. As of September 30, 2013, the Company had $48,930,000 outstanding under its revolving credit facility, $312,000,000 outstanding under its term loan and $500,000,000 of senior notes outstanding.

During the 2013 first nine months, the Company took delivery of 55 new inland tank barges with a total capacity of approximately 1,200,000 barrels, and retired 37 inland tank barges and returned four leased inland tank barges, reducing its capacity by approximately 630,000 barrels. As a result, the Company added a net 14 inland tank barges and approximately 570,000 barrels of capacity.

The Company projects that capital expenditures for 2013 will be in the $240,000,000 to $250,000,000 range. The 2013 construction program will consist of 68 inland tank barges with a total capacity of approximately 1,375,000 barrels and three inland towboats. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2013 payments on new inland tank barges, towboats and progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units delivered in the 2013 second quarter will be approximately $143,000,000. The balance of approximately $97,000,000 to $107,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Outlook

Petrochemical and black oil inland tank barge utilization levels remained strong during the 2013 first nine months, in the 90% to 95% range. While the United States economy remains sluggish with consistently high unemployment levels, the United States petrochemical industry continues to see strong production levels for both domestic consumption and exports. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production has remained strong throughout 2012 and the 2013 first nine months, thereby producing increased marine transportation volumes of basic petrochemicals to both domestic consumers and terminals for export destinations. The black oil market has also remained strong throughout 2012 and the 2013 first nine months, primarily due to continued stable United States refinery utilization levels, aided by the export of refined petroleum products and heavy fuel oils, and demand for the transportation of crude oil and gas condensate from shale formations in South Texas, as well as the movement of Canadian, Bakken and Utica crude oil and gas condensate from the Midwest to the Gulf Coast.

The United States petrochemical industry is globally competitive based on a number of factors, including a highly integrated and efficient transportation system of pipelines, tank barges, railroads and trucks, largely depreciated yet well maintained and operated facilities, and a low cost feedstock slate, which includes natural gas. Certain United States producers have announced plans for plant capacity expansions and the reopening of idled petrochemical facilities. The current production volumes from the Company’s petrochemical and refinery customers have resulted in the Company’s inland petrochemical, black oil and refined petroleum products tank barge utilization levels in the 90% to 95% range and any increased production from current facilities, plant expansions or the reopening of idled facilities should drive feedstock and production volumes higher, in turn leading to higher tank barge utilization levels and higher term and spot contract pricing, which could be mitigated by additional tank barge capacity.

As of September 30, 2013, the Company estimated there were approximately 3,350 inland tank barges in the industry fleet, of which approximately 500 were over 35 years old and approximately 300 of those were over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges that will enter the fleet. During 2012 and the first nine months of 2013, with continued strong demand for inland petrochemical and black oil tank barges and federal tax incentives on new equipment, the Company estimates that approximately 275 inland tank barges were ordered industry-wide during 2012 and early 2013 for delivery throughout 2013. Historically, 75 to 150 older tank barges are retired from service each year, with the extent of the retirements dependent on 2013 petrochemical and refinery production levels, crude oil and gas condensate movements and industry-wide tank barge utilization levels.

During 2011 and the first half of 2012, the marine transportation segment was negatively impacted by excess coastal tank barge capacity limiting tank barge utilization to the 75% range. The coastal operations reflected improvements in market conditions during the 2012 second half and the first nine months of 2013, with tank barge utilization improving to the 75% to 80% range in the 2012 third quarter, 85% to 90% in the 2012 fourth quarter, and to the 90% range in the 2013 first nine months. During the 2012 second half and 2013 first nine months, the Company experienced increased demand for coastal crude and gas condensate moves and success in expanding the coastal customer base to include inland customers with coastal requirements. The acquisitions of Allied and Penn during the 2012 fourth quarter also contributed to the higher 2013 third quarter and first nine months revenue and operating income. As of September 30, 2013, the Company estimated there were approximately 265 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates. The Company believes that very few coastal tank barges were built during 2012, and that very few orders for coastal tank barges have been placed for 2013 deliveries and beyond.

In the diesel engine services segment, with the increase in drilling rigs operating in the Gulf of Mexico, positive inland marine transportation markets during 2012 and the first nine months of 2013, and improving coastal marine transportation markets during the 2012 second half and 2013 first nine months, service activity levels for the marine diesel engine market reflected a modest improvement and should continue to modestly improve as activity increases. The power generation market should remain stable, benefiting from engine-generator set upgrades and parts sales for both domestic and international customers. The land-based diesel engine services market consists of manufacturing and remanufacturing of oilfield service equipment, including pressure pumping units, and the distribution and service of their components, which include high-speed diesel engines, transmissions and pumps, many of the same components used by marine customers. Currently, an estimated 18 million horsepower is employed in the North American pressure pumping business. With the current low price of natural gas, the exploration of United States natural gas shale formations has declined, resulting in excess pressure pumping horsepower. However, with the current high price of crude oil, the exploration of United States crude oil shale formations has remained active. As a result of the excess pressure pumping horsepower, new orders for pressure pumping units essentially stopped and the supply and distribution portion of the land-based market slowed. While the Company believes its land-based diesel engine business is at the bottom of the current cycle, it expects improvement in this market sometime in 2014. The Company will continue to manufacture oil service equipment. However, the primary focus for growth in this business, currently as well as into the future, will be on the remanufacturing and service of existing pressure pumping equipment.

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

Results of Operations

The Company reported 2013 third quarter net earnings attributable to Kirby of $69,123,000, or $1.21 per share, on revenues of $551,105,000, compared with 2012 third quarter net earnings attributable to Kirby of $53,055,000, or $.95 per share, on revenues of $521,324,000. Net earnings attributable to Kirby for the 2013 first nine months were $188,794,000, or $3.32 per share, on revenues of $1,673,798,000, compared with $151,550,000, or $2.70 per share, on revenues of $1,600,107,000 for the 2012 first nine months. The 2013 third quarter and first nine months results included a credit to selling, general and administrative expenses of $7,900,000 before taxes, or $.08 per share, and $18,300,000 before taxes, or $.20 per share, respectively, eliminating the fair value of the contingent earnout liability associated with the April 2011 acquisition of United. This compares with a $400,000 before taxes credit to selling, general and administrative expenses for the 2012 third quarter and a $3,900,000 before taxes, or $.04 per share, charge to selling, general and administrative expenses for the 2012 first nine months. The 2013 first nine months included an estimated $.03 per share negative impact during the second quarter from high water on the Mississippi and Illinois Rivers and the negative impact of the closure for repair of the Algiers Lock near New Orleans on the Gulf Intracoastal Waterway, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs. The 2012 third quarter and first nine months included an estimated $.03 to $.04 per share negative impact from low water throughout the Mississippi River System, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increase costs, and the impact of Hurricane Isaac which made landfall near the mouth of the Mississippi River on August 28, 2012 as a category 1 storm, impacting both the marine transportation and diesel engine services operations.  Also, the 2012 first nine months operating results included a $2,920,000 before taxes, or $.03 per share, severance charge associated with the integration of Kirby Offshore Marine’s administrative functions into the Company.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2013 third quarter compared with the third quarter of 2012, the first nine months of 2013 compared with the first nine months of 2012 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2013	%	2012	%	2013	%	2012	%
Marine transportation	$436,181	79%	$349,771	67%	$1,278,567	76%	$1,027,923	64%
Diesel engine services	114,924	21	171,553	33	395,231	24	572,184	36
	$551,105	100%	$521,324	100%	$1,673,798	100%	$1,600,107	100%

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of September 30, 2013, the Company operated 855 inland tank barges, including 44 leased barges, with a total capacity of 17.2 million barrels. This compares with 853 inland tank barges operated as of September 30, 2012, including 49 leased barges, with a total capacity of 16.9 million barrels. The Company operated an average of 256 inland towboats during the 2013 third quarter, of which an average of 76 were chartered, compared with 246 during the 2012 third quarter, of which an average of 64 were chartered. The Company’s coastal tank barge fleet as of September 30, 2013 consisted of 72 tank barges, one of which was single hull and 11 of which were leased, with 6.0 million barrels of capacity, and 79 tugboats, four of which were chartered. This compares with 53 coastal tank barges, three of which were single hull and 12 were leased, with 3.7 million barrels of capacity, and 63 owned tugboats as of September 30, 2012. The Company operates eight offshore dry-bulk barge and tugboat units, of which one of the tugboats is chartered, engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2013 compared with the three months and nine months ended September 30, 2012 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
Marine transportation revenues	$436,181	$349,771	25%	$1,278,567	$1,027,923	24%
Costs and expenses:
Costs of sales and operating expenses	253,093	208,165	22	771,654	622,038	24
Selling, general and administrative	28,132	24,759	14	83,547	78,164	7
Taxes, other than on income	3,341	2,992	12	11,179	9,877	13
Depreciation and amortization	37,968	32,160	18	111,724	95,929	16
	322,534	268,076	20	978,104	806,008	21
Operating income	$113,647	$81,695	39%	$300,463	$221,915	35%
Operating margins	26.1%	23.4%		23.5%	21.6%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the 2013 third quarter and first nine months, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2013 Third Quarter Revenue Distribution	2013 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	49%	48%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Black Oil	24%	24%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	24%	24%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	3%	4%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2013 third quarter and first nine months increased 25% and 24%, respectively, when compared with the 2012 third quarter and first nine months, reflecting the expansion of the coastal transportation business with the acquisition of Allied on November 1, 2012 and Penn on December 14, 2012. The inland tank barge fleet contributed approximately 70% and the coastal fleet approximately 30% of the 2013 third quarter and first nine months marine transportation revenues. Equipment utilization during the 2013 third quarter and first nine months for the inland petrochemical, black oil and refined petroleum products fleets remained in the 90% to 95% range, consistent with the 2012 comparable periods.  The coastal equipment utilization for the 2013 third quarter and first nine months was in the 90% range, a major improvement over the 75% to 80% range reported for the 2012 third quarter and first nine months.

The petrochemical market, the Company’s largest market, contributed 49% and 48%, respectively, of marine transportation revenues for the 2013 third quarter and first nine months, reflecting continued strong volumes from Gulf Coast petrochemical plants for both domestic consumers and to terminals for export destinations. The 2013 third quarter and first nine months also included revenues from the 10 coastal tank barges purchased from Allied that transport petrochemicals coastwise.

The black oil market, which contributed 24% of marine transportation revenues for the 2013 third quarter and first nine months, also reflected continued strong demand, driven by steady refinery production levels, the export of refined petroleum products and fuel oils, and increased demand for crude oil and gas condensate transportation on both the inland waterway system and coastwise. The 2013 third quarter and first nine months also included revenues from the 18 coastal tank barges acquired with the acquisition of Penn, expanding the Company’s coastal black oil movements of refinery feedstocks, asphalt, crude oil and gas condensate.

The refined petroleum products market, which contributed 24% of marine transportation revenues for the 2013 third quarter and first nine months, reflected higher demand for the movement of products in the inland and coastal markets, benefiting from additional volumes from major customers and aided by the export of refined petroleum products and heavy fuel oils. The coastal refined products market was also driven by continued success in expanding the coastal customer base to inland customers with coastal requirements, as well as a colder winter in the Northeast that increased the demand for distillate products.

The agricultural chemical market, which contributed 3% and 4%, respectively, of 2013 third quarter and first nine months marine transportation revenues, saw weak demand during January and February due to winter weather and low water conditions in the Midwest. Demand increased significantly in March for both domestically produced and imported products and continued throughout the second quarter.  Demand decreased during the 2013 third quarter due to seasonality and the Midwest drought that will delay the Fall fill until the fourth quarter.

For the third quarter of 2013, the inland operations incurred 1,289 delay days, in line with the 1,244 delay days that occurred during the 2012 third quarter, and 49% less than the 2,520 delay days that occurred during the 2013 second quarter. For the 2013 first nine months, 5,858 delay days occurred, 20% more than the 4,879 delay days that occurred during the 2012 first nine months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors. High water conditions on the Mississippi and Illinois Rivers during the entire 2013 second quarter, and the closure of the Algiers Lock located on the Gulf Intracoastal Waterway due to structural damage during the entire second quarter and through the majority of July created heavy congestion and multi-day delays in the New Orleans area and along the alternate route to the Mississippi River at the Bayou Sorrels and Port Allen Locks. In addition, low water levels on the upper Mississippi River System led to the light loading of tank barges destined for that area during the month of September 2013.  During the 2012 third quarter, low water conditions on the Mississippi River System, starting in mid-May 2012 and continuing throughout the third quarter, created delays and increased transit times.

During the 2013 and 2012 third quarters and first nine months, approximately 75% of marine transportation’s inland revenues were under term contracts and 25% were spot contract revenues. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 59% and 58%, respectively, of the revenues under term contracts during the 2013 third quarter and first nine months compared with 58% during the 2012 third quarter and 57% during the 2012 first nine months. The 75% term contract and 25% spot contract mix provides the inland operations with a predictable revenue stream.

During the 2013 third quarter and first nine months, approximately 75% of the coastal revenues were under term contracts and 25% were spot contract revenues. Coastal time charters represented approximately 90% of the revenues under term contracts. For the 2012 third quarter and first nine months, approximately 60% of the coastal revenues were under term contracts and 40% were spot contract revenues. The increase in term contracts reflected the stronger demand for coastal tank barges, as well as the 2012 fourth quarter acquisitions of Allied and Penn.

Rates on inland term contracts renewed in the 2013 third quarter and first nine months increased in the 4% to 6% average range compared with term contracts renewed in the third quarter and first nine months of 2012. Spot contract rates in the 2013 first, second and third quarters, which include the cost of fuel, increased modestly compared with the prior quarter. Effective January 1, 2013, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1%, excluding fuel.

Rates on coastal term contracts renewed in the 2013 third quarter and first nine months increased in the 7% to 9% average range compared with term contracts renewed in the 2012 third quarter and first nine months.  Spot contract rates, which include the cost of fuel, continued to improve during the 2013 third quarter and first nine months and remained above term contract rates.

Marine Transportation Costs and Expenses

Costs and expenses for the 2013 third quarter and first nine months increased 20% and 21% respectively, compared with the 2012 third quarter and first nine months. Costs of sales and operating expenses for the 2013 third quarter and first nine months increased 22% and 24%, respectively, compared with the third quarter and first nine months of 2012, primarily reflecting the 2012 fourth quarter acquisitions of Allied and Penn, as well as higher costs and expenses due to increased inland and coastal marine transportation demand. In addition, the high water and Algiers Lock issues noted above increased operating expenses during the 2013 second quarter and during the month of July.

The inland operations operated an average of 256 towboats during the 2013 third quarter, of which an average of 76 were chartered, compared with 246 during the 2012 third quarter, of which an average of 64 were chartered. During the 2013 first nine months, the inland operations operated an average of 258 towboats, of which an average of 78 were chartered, compared with 242 towboats operated during the 2012 first nine months, of which an average of 60 were chartered. The increase in the number of towboats operated was a reflection of the higher tank barge utilization levels in the petrochemical, black oil and refined petroleum products markets during the 2013 third quarter and first nine months compared with the 2012 third quarter and first nine months, as well as higher demand for towboats associated with the high water and lock closure issues noted above. As demand increases or decreases, or as weather or water conditions dictate, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its inland horsepower requirements.

During the 2013 third quarter, the inland operations consumed 10.6 million gallons of diesel fuel compared to 10.7 million gallons consumed during the 2012 third quarter. The average price per gallon of diesel fuel consumed during the 2013 third quarter was $3.11 compared with $3.10 for the 2012 third quarter. For the 2013 first nine months, the inland operations consumed 32.7 million gallons of diesel fuel compared to 32.4 million gallons consumed during the 2012 first nine months. The average price per gallon of diesel fuel consumed during the 2013 first nine months was $3.20 compared with $3.20 for the 2012 first nine months. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2013 third quarter and first nine months increased 14% and 7%, respectively, compared with the 2012 third quarter and first nine months, reflecting the acquisitions of Allied and Penn, and a 2013 first quarter severance charge of $370,000 associated with the integration of Penn's administrative functions into the Company. The 2012 first nine months included a $2,920,000 severance charge associated with the integration of Kirby Offshore Marine’s administrative functions into the Company.

Depreciation and amortization for the 2013 third quarter and first nine months increased 18% and 16%, respectively, compared with the 2012 third quarter and first nine months. The increases were primarily attributable to increased capital expenditures, including new inland tank barges and towboats, and the acquisitions of Allied and Penn.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2013 third quarter and first nine months increased 39% and 35%, respectively, compared with the 2012 third quarter and first nine months. The operating margin was 26.1% for the 2013 third quarter compared with 23.4% for the 2012 third quarter. The operating margin for the 2013 first nine months was 23.5% compared with 21.6% for the 2012 first nine months. The higher operating income and operating margin was a reflection of continued high inland utilization, leading to higher inland term and spot contract rates negotiated throughout 2012 and the 2013 first nine months, as well as higher coastal utilization, including the Allied and Penn equipment, that led to higher coastal term and spot contract rates negotiated in the 2012 fourth quarter and the 2013 first nine months.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2013 compared with the three months and nine months ended September 30, 2012 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
Diesel engine services revenues	$114,924	$171,553	(33)%	$395,231	$572,184	(31)%

Costs and expenses:
Costs of sales and operating expenses	91,303	136,825	(33)	311,603	453,227	(31)
Selling, general and administrative	11,470	16,880	(32)	35,904	55,134	(35)
Taxes, other than on income	352	453	(22)	1,361	1,365	─
Depreciation and amortization	2,722	2,792	(3)	8,332	9,183	(9)
	105,847	156,950	(33)	357,200	518,909	(31)
Operating income	$9,077	$14,603	(38)%	$38,031	$53,275	(29)%
Operating margins	7.9%	8.5%		9.6%	9.3%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company’s diesel engine services segment, the revenue distribution for the 2013 third quarter and first nine months and the customers for each market:

Markets Serviced	2013 Third Quarter Revenue Distribution	2013 Nine Months Revenue Distribution	Customers
Land-Based	59%	63%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, Compression, On-Highway Transportation

Marine	31%	28%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers

Power Generation	10%	9%	Standby Power Generation, Pumping Stations

Diesel engine services revenues for the 2013 third quarter and first nine months decreased 33% and 31%, respectively, when compared with the 2012 third quarter and first nine months. The decrease for both 2013 periods was primarily attributable to a continuation of lower demand for the manufacturing of oil service equipment and the sale and service of land-based diesel engines, transmissions and parts.  The market for the remanufacturing of older pressure pumping units remained relatively stable.  This decline in revenues for both 2013 periods reflected the current state of the pressure pumping market and current oversupply of pressure pumping units, the result of low natural gas prices and corresponding decline in drilling for natural gas in North America. The marine diesel engine services market remained stable, benefiting from major service projects for Midwest and Gulf Coast inland customers, and East Coast and Gulf Coast offshore customers.   The power generation market, consisting of major engine-generator set upgrades and parts sales for both domestic and international power generation customers, was stable.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2013 third quarter and first nine months decreased 33% and 31%, respectively, compared with the 2012 third quarter and first nine months. The comparable decreases in cost of sales and operating expenses for both 2013 periods were primarily attributable to the lower demand for the land-based market as described above. Selling, general and administrative expenses for the 2013 third quarter and first nine months decreased 32% and 35%, respectively, when compared with the corresponding 2012 periods. The 2013 third quarter included a $7,900,000 before taxes credit and the 2013 first nine months a $18,300,000 before taxes credit resulting from a decrease in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United, thereby eliminating the remaining liability. This compares with a $400,000 before taxes credit for the 2012 third quarter and a $3,900,000 before taxes charge for the 2012 first nine months, resulting from a net increase in the fair value of the contingent earnout liability.  The 2013 third quarter also included a reduction in force charge in the marine high-speed sector, as well as higher warranty reserves and certain employee related costs in the land-based sector related to personnel changes.

Diesel Engine Services Operating Income and Operating Margins

Diesel engine services operating income for the 2013 third quarter decreased 38% compared with the 2012 third quarter. For the 2013 first nine months, diesel engine services operating income decreased 29% compared with the 2012 first nine months. The decreases primarily reflected the significant reduction in the number of pressure pumping units manufactured and the decline in the sale and service of land-based diesel engines, transmissions and parts during the 2013 third quarter and first nine months compared with the 2012 corresponding periods. In addition, the 2013 third quarter and first nine months operating income included the $7,900,000 and $18,300,000, respectively, earnout credit noted above.

The operating margin for the 2013 third quarter was 7.9% compared with 8.5% for the 2012 third quarter and 9.6% for the 2013 first nine months compared with 9.3% for the 2012 first nine months. The 2013 third quarter and first nine months operating margin primarily reflected the weaker land-based oil services market but benefited from the $7,900,000 and $18,300,000, respectively, earnout credit noted above.

General Corporate Expenses

General corporate expenses for the 2013 third quarter were $4,610,000, a 27% increase compared with $3,621,000 for the third quarter of 2012. For the first nine months of 2013, general corporate expenses were $11,784,000, a 20% increase compared with $9,796,000 for the first nine months of 2012. The increases were primarily due to higher employee incentive compensation accruals, employee recruiting costs, and additional corporate personnel and related costs to support the Allied and Penn acquisitions.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $223,000 for the 2013 third quarter compared with a net loss of $40,000 for the 2012 third quarter. For the 2013 first nine months, the Company reported a net gain on disposition of assets of $728,000 compared with a net gain of $1,000 for the first nine months of 2012. The net gains and losses were predominantly from the sale or retirement of marine equipment and the sale of a diesel engine services facility during the 2013 second quarter.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months and nine months ended September 30, 2013 compared with the three months and nine months ended September 30, 2012 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
Other income (expense)	$60	$(56)	─ %	$236	$123	92%
Noncontrolling interests	$(573)	$(676)	(15)%	$(2,246)	$(2,495)	(10)%
Interest expense	$(6,694)	$(6,056)	11%	$(21,901)	$(17,797)	23%

Interest Expense

Interest expense for the 2013 third quarter and first nine months increased 11% and 23%, respectively, compared with the 2012 third quarter and first nine months. The increase for both periods was primarily the result of borrowings under the revolving credit facility to finance the November 2012 Allied acquisition, as well as the new senior notes to finance the December 2012 Penn acquisition. During the 2013 and 2012 third quarters, the average debt and average interest rate, including the effect of interest rate swaps for the 2012 third quarter, were $947,919,000 and 2.8%, and $783,403,000 and 3.1%, respectively. For the first nine months of 2013 and 2012, the average debt and average interest rate, including the effect of interest rate swaps up through February 28, 2013, the date of the expiration of the swaps, were $1,036,587,000 and 2.8%, and $778,668,000 and 3.1%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of September 30, 2013 were $3,661,312,000 compared with $3,653,128,000 as of December 31, 2012. The following table sets forth the significant components of the balance sheet as of September 30, 2013 compared with December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012	% Change
Assets:
Current assets	$535,183	$596,256	(10)%
Property and equipment, net	2,367,048	2,315,165	2
Goodwill, net	591,362	596,030	(1)
Other assets	167,719	145,677	15
	$3,661,312	$3,653,128	─ %
Liabilities and stockholders’ equity:
Current liabilities	$325,251	$355,020	(8)%
Long-term debt – less current portion	860,930	1,070,110	(20)
Deferred income taxes	485,018	426,096	14
Other long-term liabilities	77,858	94,848	(18)
Total equity	1,912,255	1,707,054	12
	$3,661,312	$3,653,128	─ %

Current assets as of September 30, 2013 decreased 10% compared with December 31, 2012. Trade accounts receivable decreased 2%, primarily a reflection of better collection efforts.  Other accounts receivable decreased 25%, primarily a reflection of an overpayment of federal income taxes as of December 31, 2012.  Inventory in the diesel engine services segment decreased 22%, primarily due to a reduction in the number of engines and transmissions on hand at the Company’s land-based diesel engine service facilities that were purchased in 2012 for specific customers and sold in 2013, and the sale of pressure pumping units held on hand.

Property and equipment, net of accumulated depreciation, at September 30, 2013 increased 2% compared with December 31, 2012. The increase reflected $207,047,000 of capital expenditures for the 2013 first nine months, more fully described under Capital Expenditures below, less $115,858,000 of depreciation expense for the 2013 first nine months and $29,584,000 of property disposals during the 2013 first nine months.

Other assets at September 30, 2013 increased 15% compared with December 31, 2012 primarily due to deferred major maintenance dry-dock expenditures on ocean-going vessels during the 2013 first nine months.

Current liabilities as of September 30, 2013 decreased 8% compared with December 31, 2012.  At September 30, 2013, none of the long-term debt was classified as current due to prepayments of the term loan during the 2013 first nine months, compared with $65,000,000 classified as current portion of long-term debt at December 31, 2012.  Income taxes payable increased 381% due to the timing of federal income tax payments.  Accrued liabilities increased 7% primarily from higher property tax accruals, marine insurance claim reserves and warranty reserves, partially offset by payments during the 2013 first nine months of employee incentive compensation accrued during 2012. Deferred revenues increased 113%, primarily reflecting increased advanced billings for coastal transportation customers.

Long-term debt, less current portion, as of September 30, 2013 decreased 20% compared with December 31, 2012, reflecting payments on the revolving credit facility and term loan during the 2013 first nine months.

Deferred income taxes as of September 30, 2013 increased 14% compared with December 31, 2012. The increase was primarily due to the 2013 first nine months deferred tax provision of $68,523,000. The deferred tax provision was primarily due to bonus tax depreciation on qualifying expenditures due to the American Taxpayers Relief Act of 2012 that provides 50% bonus tax depreciation for capital investments placed in service through December 31, 2013.

Other long-term liabilities as of September 30, 2013 decreased 18% compared with December 31, 2012. The decrease was primarily due to the reversal during the 2013 first nine months of the $18,300,000 contingent earnout liability associated with the acquisition of United, and a $5,000,000 payment associated with the $10,000,000 contingent liability recorded at the acquisition date of Allied pertaining to developments with the sugar provisions in the United States Farm Bill, partially offset by an increase in pension plan accruals.

Total equity as of September 30, 2013 increased 12% compared with December 31, 2012. The increase was primarily the result of $188,794,000 of net earnings attributable to Kirby for the first nine months of 2013, a $4,544,000 decrease in treasury stock, an $8,642,000 increase in additional paid-in capital and a $3,939,000 increase in accumulated OCI. The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock. The increase in additional paid-in capital was due to the excess of proceeds received upon exercise of stock options and the issuance of restricted stock over the cost of the treasury stock issued. The increase in accumulated OCI primarily resulted from the net change in fair value of interest rate swap agreements, net of taxes, more fully described under Fair Value of Derivative Instruments below, and the decrease in unrecognized losses related to the Company’s defined benefit plans.

Long-Term Financing

The Company has $500,000,000 of senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. The Company issued $82,500,000 of Senior Notes Series A and $192,500,000 of Senior Notes Series B on December 13, 2012, the proceeds of which were used to fund the acquisition of Penn. The Company issued $67,500,000 of Senior Notes Series A and $157,500,000 of Senior Notes Series B on February 27, 2013, the proceeds of which were used to refinance $200,000,000 of floating rate senior notes due February 28, 2013, with the balance used to pay down the Company’s unsecured revolving credit facility. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of September 30, 2013, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $325,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over the London Interbank Offered Rate (“LIBOR”) or 0.5% over an alternate base rate calculated with reference to the agent bank’s prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.3%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of September 30, 2013, the Company was in compliance with all Revolving Credit Facility covenants and had $48,930,000 outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $3,843,000 as of September 30, 2013.

The Company has a credit agreement (“Term Loan”) with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of July 1, 2016. The Term Loan provides for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on LIBOR or an Alternate Base Rate. The interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. The Term Loan contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. As of September 30, 2013, the Company was in compliance with all Term Loan covenants and had $312,000,000 outstanding under the Term Loan, none of which was classified as current portion of long-term debt.  On October 31, 2013, the Company prepaid $52,000,000 on the Term Loan, reducing the amount outstanding to $260,000,000 using operating cash flows and available credit under the Company’s Revolving Credit Facility.

The Company had $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) that were retired on February 28, 2013, the maturity date of the Senior Notes, with the proceeds from the Senior Notes Series A and Senior Notes Series B described above.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 29, 2014. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of September 30, 2013. Outstanding letters of credit under the Credit Line were $1,069,000 as of September 30, 2013.

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

As of September 30, 2013, the Company had a forward contract with a notional amount of $469,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. This contract expires in the first quarter of 2014. This forward contract is designated as a cash flow hedge, therefore, the change in fair value, to the extent the forward contract is effective, is recognized in OCI until the forward contract expires and is recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at September 30, 2013 and December 31, 2012 (in thousands):

Liability Derivatives	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments under ASC 815:

Foreign currency contracts	Other accrued liabilities	$49	$	−
Foreign currency contracts	Other long-term liabilities			39
Interest rate contracts	Other accrued liabilities	−		1,486

Total derivatives designated as hedging instruments under ASC 815		$49		$1,525
Total liability derivatives		$49		$1,525

Fair value amounts were derived as of September 30, 2013 and December 31, 2012 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 5, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the three months and nine months ended September 30, 2013 and 2012 (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Reclassified from	Three months ended		Three months ended
Derivatives in ASC 815 Cash	Accumulated OCI into Income	September 30,		September 30,
Flow Hedging Relationships:	(Effective Portion)	2013	2012	2013	2012
Interest rate contracts	Interest expense	$—	$1,950	$—	$(2,092)

Foreign exchange contracts	Cost and sales of operating expenses	(20)	110	—	21
Total		$(20)	$2,060	$—	$(2,071)

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Reclassified from	Nine months ended		Nine months ended
Derivatives in ASC 815 Cash	Accumulated OCI into Income	September 30,		September 30,
Flow Hedging Relationships:	(Effective Portion)	2013	2012	2013	2012
Interest rate contracts	Interest expense	$1,486	$5,573	$(1,389)	$(6,192)

Foreign exchange contracts	Cost and sales of operating expenses	(13)	359	—	19
Total		$1,473	$5,932	$(1,389)	$(6,173)

The Company expects $49,000 of net losses on foreign currency contracts included in accumulated OCI will be transferred into earnings over the next year based on the maturity date of the forward contract.

Capital Expenditures

Capital expenditures for the 2013 first nine months were $207,047,000 of which $127,022,000 was for construction of new inland tank barges and towboats and progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units completed in the 2013 second quarter, and $80,025,000 primarily for upgrading of the existing inland and coastal marine transportation equipment and diesel engine service facilities. Capital expenditures for the 2012 first nine months were $255,887,000, of which $123,154,000 was for construction of new tank barges and towboats, and $44,295,000 for progress payments on the construction of the two offshore articulated dry-bulk barge and tugboat units, and $88,438,000 primarily for upgrading of existing inland and coastal marine transportation equipment and diesel engine service facilities. Financing of the construction of the inland tank barges and towboats and offshore dry-bulk barges and tugboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2013 first nine months, the Company took delivery of 55 new inland tank barges with a total capacity of approximately 1,200,000 barrels, and retired 37 inland tank barges and returned four leased inland tank barges, reducing its capacity by approximately 630,000 barrels. As a result, the Company added a net 14 inland tank barges and approximately 570,000 barrels of capacity.

The Company projects that capital expenditures for 2013 will be in the $240,000,000 to $250,000,000 range. The 2013 construction program will consist of 68 inland tank barges with a total capacity of approximately 1,375,000 barrels and three inland towboats. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2013 payments on new inland tank barges and towboats and progress payments on tow offshore articulated dry-bulk barge and tugboat units delivered in the 2013 second quarter will be approximately $143,000,000. The balance of approximately $97,000,000 to $107,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2013 first nine months. As of October 31, 2013, the Company had approximately 2,685,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $450,715,000 during the 2013 first nine months compared with $246,228,000 generated during the first nine months of 2012. The 2013 first nine months experienced a net increase in cash flows from changes in operating assets and liabilities of $53,668,000 compared with a net decrease in the 2012 first nine months of $84,997,000. The reduction was primarily due to a decrease in inventory during the 2013 first nine months due to the sale during 2013 of inventories that were purchased in 2012 for specific customers and the sale of pressure pumping units on hand. In addition, deferred revenue increased during the 2013 first nine months due to increased advance billings for coastal transportation customers compared to a decrease in deferred revenue during the 2012 first nine months.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of October 31, 2013, $287,567,000 under its Revolving Credit Facility and $9,131,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $325,000,000 and expires November 9, 2015. As of September 30, 2013, the Company had $276,070,000 available under the Revolving Credit Facility. The Senior Notes Series A and Senior Notes Series B do not mature until February 27, 2020 and February 27, 2023, respectively, and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments was $46,623,000 at September 30, 2013, including $6,220,000 in letters of credit and $40,403,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2013, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Dated: November 1, 2013