Form 10-K
period 2013-12-31
KIRBY CORP
filed 2014-02-24
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by nonaffiliates of the registrant as of June 28, 2013, based on the closing sales price of such stock on the New York Stock Exchange on June 28, 2013, was $4,343,966,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of February 21, 2014, 56,905,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held April 29, 2014, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

KIRBY CORPORATION
2013 FORM 10-K

PART I

Item 1.	Business
THE COMPANY

Kirby Corporation (the “Company”) was incorporated in Nevada on January 31, 1969 as a subsidiary of Kirby Industries, Inc. (“Industries”). The Company became publicly owned on September 30, 1976 when its common stock was distributed pro rata to the stockholders of Industries in connection with the liquidation of Industries. At that time, the Company was engaged in oil and gas exploration and production, marine transportation and property and casualty insurance. Since then, through a series of acquisitions and divestitures, the Company has become a marine transportation and diesel engine services company. In 1990, the name of the Company was changed from “Kirby Exploration Company, Inc.” to “Kirby Corporation” because of the changing emphasis of its business. Today, the Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. The Company also operates eight offshore barge and tug units transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines and transmissions, pumps and compression products, and manufactures and remanufacturers oilfield service equipment, including pressure pumping units, for land-based pressure pumping and oilfield service markets.

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

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. The Company operates offshore dry-bulk barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes in United States coastal trade. The segment is a provider of transportation services for its customers and, in almost all cases, does not assume ownership of the products that it transports. All of the Company’s vessels operate under the United States flag and are qualified for domestic trade under the Jones Act.

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

The Company and its marine transportation and diesel engine services segments have approximately 4,575 employees, substantially all of whom are in the United States.

The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the principal activities of the Company for the years indicated (in thousands):

	2013	2012	2011
Revenues from unaffiliated customers:
Marine transportation	$1,713,167	$1,408,893	$1,194,607
Diesel engine services	529,028	703,765	655,810
Consolidated revenues	$2,242,195	$2,112,658	$1,850,417

Operating profits:
Marine transportation	$408,255	$311,755	$262,193
Diesel engine services	42,767	66,386	68,105
General corporate expenses	(15,728)	(13,294)	(17,915)
Gain (loss) on disposition of assets	888	(14)	(40)
	436,182	364,833	312,343
Equity in earnings of affiliates	348	276	347
Other income (expense)	20	(198)	(41)
Interest expense	(27,872)	(24,385)	(17,902)
Earnings before taxes on income	$408,678	$340,526	$294,747

Identifiable assets:
Marine transportation	$3,046,692	$2,951,723	$2,307,821
Diesel engine services	576,472	647,986	608,886
	3,623,164	3,599,709	2,916,707
Investment in affiliates	2,156	1,808	3,682
General corporate assets	57,197	51,611	40,022
Consolidated assets	$3,682,517	$3,653,128	$2,960,411

MARINE TRANSPORTATION

The marine transportation segment is primarily a provider of transportation services by tank barge for the inland and coastal markets. As of February 21, 2014, the equipment owned or operated by the marine transportation segment consisted of 861 inland tank barges with 17.3 million barrels of capacity, 253 inland towboats, 72 coastal tank barges with 6.0 million barrels of capacity, 76 coastal tugboats, eight offshore dry-bulk cargo barge and tugboat units, and one docking tugboat with the following specifications and capacities:

Class of equipment	Number in class	Average age (in years)	Barrel capacities
Inland tank barges (owned and chartered):
Regular double hull:
20,000 barrels and under	356	16.3	4,092,000
Over 20,000 barrels	432	12.7	12,106,000
Specialty double hull	73	37.0	1,068,000
Total inland tank barges	861	16.2	17,266,000

Inland towboats (owned and chartered):
800 to 1300 horsepower	96	35.6
1400 to 1900 horsepower	84	32.4
2000 to 2400 horsepower	43	16.6
2500 to 3200 horsepower	15	40.5
3300 to 4800 horsepower	12	32.5
Greater than 5000 horsepower	2	41.0
Spot charters (chartered trip to trip)	1	─
Total inland towboats	253	31.5

Coastal tank barges (owned and chartered):
Double hull:
30,000 barrels and under	9	29.1	181,000
50,000 to 70,000 barrels	13	13.0	650,000
80,000 to 90,000 barrels	27	13.5	2,231,000
100,000 to 110,000 barrels	6	7.5	630,000
120,000 to 150,000 barrels	10	18.7	1,282,000
Over 150,000 barrels	6	23.2	1,023,000
Single hull:
30,000 barrels and under	1	34.0	16,000
Total coastal tank barges	72	16.7	6,013,000

Coastal tugboats (owned and chartered):
1000 to 1900 horsepower	8	28.3
2000 to 2900 horsepower	8	38.3
3000 to 3900 horsepower	16	34.7
4000 to 4900 horsepower	23	25.3
5000 to 6900 horsepower	11	33.8
Greater than 7000 horsepower	10	20.6
Total coastal tugboats	76	29.4

			Deadweight Tonnage
Offshore dry-bulk cargo barges (owned)	8	26.5	149,000

Offshore tugboats and docking tugboat (owned and chartered)	9	28.1

The 253 inland towboats, 76 coastal tugboats, eight offshore tugboats and one docking tugboat provide the power source and the 861 inland tank barges, 72 coastal tank barges and eight offshore dry-bulk cargo barges provide the freight capacity for the marine transportation segment. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to 25 tank barges, depending upon the horsepower of the towboat, the river or canal capacity and conditions, and customer requirements. The Company’s coastal and offshore tows primarily consist of one tugboat and one tank barge or dry-bulk cargo barge.

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

The United States coastal system consists of ports along the Atlantic, Gulf and Pacific coasts, as well as ports in Alaska, Hawaii and on the Great Lakes. Like the inland waterways, the coastal trade is vital to the United States distribution system, particularly the regional distribution of refined petroleum products from refineries and storage facilities to a variety of destinations, including other refineries, distribution terminals, power plants and ships. In addition to distribution directly from refineries and storage facilities, coastal tank barges are used frequently to distribute products from pipelines. Many coastal markets receive refined products principally from coastal tank barges.  Smaller volumes of petrochemicals are distributed from Gulf Coast plants to end users and black oil, including crude oil and natural gas condensate, are distributed regionally from refineries and terminals along the United States coast to refineries, power plants and distribution terminals.

Based on cost and safety, barge transportation is often the most efficient and safest means of transporting bulk commodities when compared with railroads and trucks. The cargo capacity of a 27,500 barrel inland tank barge is the equivalent of 46 railroad tank cars or 144 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 216 railroad tank cars plus six locomotives, or approximately 1,050 tractor-trailer tank trucks. The Company’s inland tank barge fleet capacity of 17.3 million barrels equates to approximately 28,900 railroad tank cars or approximately 90,400 tractor-trailer tank trucks. Furthermore, barging is much more energy efficient. One ton of bulk product can be carried 616 miles by inland barge on one gallon of fuel, compared with 478 miles by railcars or 150 miles by truck. In the coastal trade, the carrying capacity of a 100,000 barrel tank barge is the equivalent of approximately 165 railroad tank cars or approximately 525 tractor-trailer tank trucks. The Company’s coastal tank barge fleet capacity of 6.0 million barrels equates to approximately 9,900 railroad tank cars or approximately 31,600 tractor-trailer tank trucks.

Tank barge transportation is safer than most modes of transportation in the United States. Marine transportation generally involves less urban exposure than railroad or truck transportation and operates on a system with few crossing junctures and in areas relatively remote from population centers. These factors generally reduce both the number and impact of waterway incidents.

Inland Tank Barge Industry

The Company operates within the United States inland tank barge industry, a diverse and independent mixture of large integrated transportation companies and small operators, as well as captive fleets owned by United States refining and petrochemical companies. The inland tank barge industry provides marine transportation of bulk liquid cargoes for customers and, in the case of captives, for their own account, throughout the Mississippi River and its tributaries and on the Gulf Intracoastal Waterway. The most significant markets in this industry include the transportation of petrochemicals, black oil, refined petroleum products and agricultural chemicals. The Company operates in each of these markets. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of United States refineries and petrochemical facilities on navigable inland waterways. Texas and Louisiana currently account for approximately 80% of the United States production of petrochemicals. Much of the United States farm belt is likewise situated with access to the inland waterway system, relying on marine transportation of farm products, including agricultural chemicals. The Company’s principal distribution system encompasses the Gulf Intracoastal Waterway from Brownsville, Texas, to Port St. Joe, Florida, the Mississippi River System and the Houston Ship Channel. The Mississippi River System includes the Arkansas, Illinois, Missouri, Ohio, Red, Tennessee, Yazoo, Ouachita and Black Warrior Rivers and the Tennessee-Tombigbee Waterway.

The number of tank barges that operate on the inland waterways of the United States declined from an estimated 4,200 in 1982 to 2,900 in 1993, remained relatively constant at 2,900 until 2002, decreased to 2,750 from 2002 through 2006, and then increased over the years to approximately 3,450 by the end of 2013. The Company believes the decrease from 4,200 in 1982 to 2,750 in 2006 primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government regulations and programs supporting the many new small refineries and a proliferation of oil traders which created a strong demand for tank barge services; an increase in the average capacity per barge; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets. The cost of tank barge hull work for required periodic United States Coast Guard (“USCG”) certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. The increase from 2,750 in 2006 to approximately 3,450 by the end of 2013 primarily resulted from increased barge construction and deferred retirements due to strong demand and resulting capacity shortages.  The Company’s 861 inland tank barges represent approximately 25% of the industry’s 3,450 inland tank barges.

For 2011, the Company estimated that industry wide 160 tank barges were placed in service and 125 tank barges were retired. Due to the improved demand during 2011 for inland petrochemical and black oil barges and federal tax incentives on new equipment, the Company estimated that industry wide 260 tank barges were placed in service during 2012 and 110 tank barges were retired. For 2013, the Company estimated that industry wide 270 tank barges were placed in service and 70 tank barges were retired.  During 2013, due to continued strong demand, the Company estimates that approximately 260 tank barges were ordered for delivery throughout 2014 and many older tank barges will be retired, dependent on 2014 market conditions. The risk of an oversupply of tank barges may be mitigated by continued increased petrochemical, black oil and refined petroleum products volumes and the fact that the inland tank barge industry has a mature fleet, with approximately 850 tank barges over 30 years old and approximately 500 of those over 35 years old, which may lead to retirement of older tank barges.

The average age of the nation’s inland tank barge fleet is approximately 18 years. Single hull barges comprise approximately 1% of the nation’s tank barge fleet, with an average age of 40 years. The Company does not operate any single hull inland tank barges. Single hull barges are being driven from the nation’s tank barge fleet by market forces, stringent environmental regulations and rising maintenance costs. Single hull tank barges are required by current federal law to be retrofitted with double hulls or phased out of domestic service by December 31, 2014. Market bias has also resulted in reduced lives for single hull tank barges industry wide.

The Company’s inland marine transportation segment also owns a two-thirds interest in Osprey Line, L.L.C. (“Osprey”), a transporter of project cargoes and cargo containers by barge on the United States inland waterway system, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

Coastal Tank Barge Industry

The Company also operates in the United States coastal tank barge industry, operating tank barges in the 195,000 barrel or less category. This market is composed of approximately 15 large integrated transportation companies and small operators. The 195,000 barrel or less category coastal tank barge industry primarily provides regional marine transportation distribution of bulk liquid cargoes along the United States Atlantic, Gulf and Pacific coasts, in Alaska and Hawaii and to a lesser extent on the Great Lakes. Products transported are primarily refined petroleum products and black oil from refineries and storage facilities to a variety of destinations, including other refineries, distribution terminals, power plants and ships, the regional movement of crude oil and gas condensate to Gulf Coast, Northeast and West Coast refineries and the movement of petrochemicals primarily from Gulf Coast petrochemical facilities to end users.

The number of coastal tank barges that operate in the 195,000 barrel or less category is approximately 265, of which the Company operates 72 or approximately 27%. The average age of the nation’s coastal tank barge fleet is approximately 15 years.

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

In the inland markets, the Company’s direct competitors are primarily noncaptive inland tank barge operators. “Captive” fleets are owned by major oil and petrochemical companies which occasionally compete in the inland tank barge market, but primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 861 tank barges as of February 21, 2014, or approximately 25% of the estimated total number of domestic inland tank barges.

In the coastal markets, the Company’s direct competitors are the operators of United States tank barges in the 195,000 barrels or less category.  Coastal tank barges in the 195,000 barrels or less category have the ability to enter the large majority of coastal ports.  Ocean-going tank barges and United States refined petroleum products tankers, in the 300,000 barrels plus category, including the captive fleets of major oil companies, primarily move large volumes of refined petroleum products and crude oil from the Gulf Coast to the Northeast.  There are approximately 35 such vessels and, because of their size, their access to ports is limited by terminal size and draft restrictions.

While the Company competes primarily with other tank barge companies, it also competes with companies who operate refined product and petrochemical pipelines, railroad tank cars and tractor-trailer tank trucks. As noted above, the Company believes that both inland and coastal marine transportation of bulk liquid products enjoys a substantial cost advantage over railroad and truck transportation. The Company believes that refined product and crude oil pipelines, although often a less expensive form of transportation than inland and coastal tank barges, are not as adaptable to diverse products and are generally limited to fixed point-to-point distribution of commodities in high volumes over extended periods of time.

Marine Transportation Acquisitions

On December 14, 2012, the Company completed the acquisition of Penn Maritime Inc. and Maritime Investments LLC (“Penn”), an operator of tank barges and tugboats participating in the coastal transportation of primarily refinery feedstocks, asphalt and crude oil in the United States. The total value of the transaction was $300,538,000, consisting of $146,750,000 of cash, $29,080,000 through the issuance of 500,000 shares of Company common stock valued at $58.16 per share, and $124,708,000 of cash for the retirement of Penn’s debt. Penn’s fleet, comprised of 18 double hull tank barges with a capacity of 1.9 million barrels and 16 tugboats, operated along the East Coast and Gulf Coast of the United States and primarily transported refinery feedstocks, asphalt and crude oil.

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

On the acquisition date, Kirby Offshore Marine's fleet, comprised of 57 coastal tank barges with a capacity of 3.8 million barrels and 63 tugboats, operated along the East Coast, West Coast and Gulf Coast of the United States, as well as in Alaska and Hawaii. Kirby Offshore Marine's tank barge fleet, 54 of which were double hulled and had an average age of approximately nine years, is one of the youngest fleets in the coastal trade. Kirby Offshore Marine's customers include major oil companies and refiners, many of which are current Company customers for inland tank barge services. Kirby Offshore Marine has operating facilities in New York, Seattle and Honolulu.

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

Products Transported

The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. During 2013, the Company’s inland marine transportation operation moved over 51 million tons of liquid cargo on the United States inland waterway system.

Petrochemicals. Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene and caustic soda, all consumed in the production of paper, fibers and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented 47% of the segment’s 2013 revenues. Customers shipping these products are petrochemical and refining companies.

Black Oil. Black oil transported includes such products as residual fuel oil, No. 6 fuel oil, coker feedstock, vacuum gas oil, asphalt, carbon black feedstock, crude oil, gas condensate and ship bunkers (engine fuel). Such products represented 25% of the segment’s 2013 revenues. Black oil customers are refining companies, marketers and end users that require the transportation of black oil between refineries and storage terminals, to refineries and to power plants. Ship bunker customers are oil companies and oil traders in the bunkering business.

Refined Petroleum Products. Refined petroleum products transported include the various blends of finished gasoline, gasoline blendstocks, jet fuel, No. 2 oil, naphtha, heating oil and diesel fuel, and represented 24% of the segment’s 2013 revenues. The Company also classifies ethanol in the refined petroleum products category. Customers are oil and refining companies, marketers and ethanol producers.

Agricultural Chemicals. Agricultural chemicals transported represented 4% of the segment’s 2013 revenues. They include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of domestic and foreign producers of such products.

Demand Drivers in the Tank Barge Industry

Demand for tank barge transportation services is driven by the production volumes of the bulk liquid commodities transported by barge. Marine transportation demand for the segment’s four primary commodity groups, petrochemicals, black oil, refined petroleum products and agricultural chemicals, is based on differing circumstances. While the demand drivers of each commodity are different, the Company has the flexibility in certain cases of re-allocating inland equipment and coastal equipment between the petrochemical and refined products markets as needed.

Bulk petrochemical volumes have historically tracked the general domestic economy and correlate to the United States Gross Domestic Product. However, since late 2010, inland petrochemical tank barge utilization levels have remained strong, in the 90% to 95% range. While the United States economy remains sluggish with consistently high unemployment levels, the United States petrochemical industry continues to see strong production levels for both domestic consumption and exports. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production has remained strong during 2013, 2012 and 2011, thereby producing increased marine transportation volumes of basic petrochemicals to both domestic consumers and terminals for export destinations. Petrochemical products are used primarily in consumer non-durable and durable goods. With the Allied acquisition on November 1, 2012, the Company moves petrochemicals from Gulf Coast petrochemical plants primarily to East Coast destinations.  Coastal tank barge utilization levels for the transportation of petrochemicals during 2013 were in the 90% level.

The demand for black oil, including ship bunkers, varies by type of product transported. Demand for transportation of residual oil, a heavy by-product of refining operations, varies with refinery utilization and usage of feedstocks. During 2013, 2012 and 2011, inland black oil tank barge utilization levels have remained strong, in the 90% to 95% range, due to strong demand driven by steady refinery production levels from major customers, the export of diesel fuel and heavy fuel oil, demand for crude oil and gas condensate transportation from the Eagle Ford shale formations in South Texas along the Gulf Intracoastal Waterway, and for the movement of Canadian, Bakken and Utica crude oil downriver from the Midwest to the Gulf Coast. Coastal black oil tank barge utilization levels improved from approximately 75% during 2011 and 2012 to the 90% level in 2013, partly attributable to the Penn acquisition on December 14, 2012, moving black oil, specifically residual fuel oil and asphalt along the United States East and Gulf Coasts.  In addition, starting in 2012 and continuing throughout 2013, coastal tank barges are moving Eagle Ford crude oil in the Gulf of Mexico, Bakken crude oil from Albany, New York down the Hudson River to East Coast refineries, and starting in late 2013 began moving Bakken crude oil from the Columbia River to West Coast refineries.  Inland and coastal asphalt shipments are generally seasonal, with higher volumes shipped during April through November, months when weather allows for efficient road construction. Carbon black feedstock shipments generally track the general economy and are used in the production of automobiles and related parts, and in housing applications. In August 2013, the Company sold its New York Harbor bunkering barges and tugboats, thereby exiting the New York Harbor ship bunker market.

Refined petroleum product volumes are driven by United States gasoline and diesel fuel consumption, principally vehicle usage, air travel and weather conditions. Volumes can also relate to gasoline inventory imbalances within the United States. Generally, gasoline and No. 2 oil are exported from the Gulf Coast where refining capacity exceeds demand. The Midwest is a net importer of such products. Volumes were also driven by heavier volumes of diesel fuel transported to terminals along the Gulf Coast for export to South America. Ethanol, produced in the Midwest, is moved from the Midwest to Gulf Coast customers; however, during 2012 and 2013 ethanol volumes declined due to the high price of corn, the major feedstock for United States ethanol production. In the coastal trade, tank barges are frequently used regionally to transport refined petroleum products from a coastal refinery or terminals served by pipelines to the end markets. Many coastal areas have access to refined petroleum products only by using marine transportation as the last link in the distribution chain.

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

Marine Transportation Operations

The marine transportation segment operates a fleet of 861 inland tank barges and 253 inland towboats, as well as 72 coastal tank barges and 76 coastal tugboats. The segment also operates eight offshore barge and tugboats units transporting dry-bulk commodities in coastal trade.

Inland Operations. The segment’s inland operations are conducted through a wholly owned subsidiary, Kirby Inland Marine, LP (“Kirby Inland Marine”). Kirby Inland Marine’s operations consist of the Canal, Linehaul and River fleets, as well as barge fleeting services.

The Canal fleet transports petrochemical feedstocks, processed chemicals, pressurized products, black oil, and refined petroleum products along the Gulf Intracoastal Waterway, the Mississippi River below Baton Rouge, Louisiana, and the Houston Ship Channel. Petrochemical feedstocks and certain pressurized products are transported from one plant to another plant for further processing. Processed chemicals and certain pressurized products are moved to waterfront terminals and chemical plants. Black oil is transported to waterfront terminals and products such as No. 6 fuel oil are transported directly to the end users. Refined petroleum products are transported to waterfront terminals along the Gulf Intracoastal Waterway for distribution.

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

The River fleet transports petrochemical feedstocks, chemicals, refined petroleum products, agricultural chemicals and black oil along the Mississippi River System above Baton Rouge. The River fleet operates unit tows, where a towboat and generally a dedicated group of barges operate on consecutive voyages between loading and discharge points. Petrochemical feedstocks and processed chemicals are transported to waterfront petrochemical and chemical plants, while black oil, refined petroleum products and agricultural chemicals are transported to waterfront terminals.

The inland transportation of petrochemical feedstocks, chemicals and pressurized products is generally consistent throughout the year. Transportation of refined petroleum products, certain black oil and agricultural chemicals is generally more seasonal. Movements of black oil, such as asphalt, generally increase in the spring through fall months. Movements of refined petroleum products, such as gasoline blends, generally increase during the summer driving season, while heating oil movements generally increase during the winter months. Movements of agricultural chemicals generally increase during the spring and fall planting seasons.

The marine transportation inland operation moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the inland tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 861 inland tank barges currently operated, 670 are petrochemical and refined products barges, 118 are black oil barges, 58 are pressure barges, 10 are refrigerated anhydrous ammonia barges and five are specialty barges. Of the 861 inland tank barges, 817 are owned by the Company and 44 are leased.

The fleet of 253 inland towboats ranges from 800 to 5200 horsepower. Of the 253 inland towboats, 179 are owned by the Company and 74 are chartered. Towboats in the 800 to 2100 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1400 to 3200 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3600 horsepower are typically used on the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 to 30,000 tons.

Marine transportation services for inland movements are conducted under long-term contracts, typically ranging from one to five years, some of which have renewal options, with customers with whom the Company has traditionally had long-standing relationships, as well as under spot contracts. During 2013, 2012 and 2011 approximately 75% of inland marine transportation revenues were from term contracts and 25% from spot contracts.

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

Through the Company’s proprietary vessel management computer system, the fleet of barges and towboats is dispatched from a centralized dispatch at the corporate office. The towboats are equipped with satellite positioning and communication systems that automatically transmit the location of the towboat to the Company’s customer service department located in its corporate office. Electronic orders are communicated to the vessel personnel with reports of towing activities communicated electronically back to the customer service department. The electronic interface between the customer service department and the vessel personnel enables more effective matching of customer needs to barge capabilities, thereby maximizing utilization of the tank barge and towboat fleet. The Company’s customers are able to access information concerning the movement of their cargoes, including barge locations, through the Company’s web site.

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

Kirby Inland Marine also provides shore-based tankerman and support services to the Company and third parties. Services provided include barge tankermen, marine terminal, refinery and chemical plant dock operators, and terminal management services. Services to the Company and third parties cover the Gulf Coast, mid-Mississippi Valley, and the Ohio River Valley.

The Company owns a two-thirds interest in Osprey, which transports project cargoes and cargo containers by barge on the United States inland waterway system.

Coastal Operations. The segment’s coastal operations are conducted through wholly owned subsidiaries, Kirby Offshore Marine and Kirby Ocean Transport Company (“Kirby Ocean Transport”).

Kirby Offshore Marine provides marine transportation of refined petroleum products, petrochemicals and black oil in coastal regions of the United States. The coastal operations consist of the Atlantic, Pacific and Hawaii Divisions.

The Atlantic Division primarily operates along the eastern seaboard of the United States and along the Gulf Coast. The Atlantic Division vessels call on coastal states from Maine to Texas, servicing refineries, storage terminals and power plants. The Atlantic Division also operates equipment, to a lesser extent, in the Eastern Canadian provinces. The tank barges and tugboats operating in the Atlantic Division are among the largest, with tank barges ranging in the 18,000 to 188,000 barrel capacity range and coastal tugboats in the 1800 to 8000 horsepower range, transporting primarily refined petroleum products, petrochemicals and black oil. In August 2013, the Company sold its New York Harbor bunkering barges and tugboats, thereby exiting the New York Harbor ship bunker market.

The Pacific Division primarily operates along the Pacific Coast of the United States, servicing refineries and storage terminals from Southern California to Washington State, throughout Alaska, including Dutch Harbor, Cook Inlet and the Alaska River Systems, and from California to Hawaii. The Pacific Division’s fleet consists of tank barges in the 16,000 to 193,000 barrel capacity range and tugboats in the 2000 to 11000 horsepower range, transporting primarily refined petroleum products.  Beginning in late 2013, the Pacific Division began transporting crude oil from the terminals on the Columbia River to West Coast refineries.

The Hawaii Division services local petroleum retailers and oil companies distributing refined petroleum products and black oil between the Hawaiian Islands and provides other services to the local maritime community. The Hawaii Division’s fleet consists of tank barges in the 53,000 to 86,000 barrel capacity range and tugboats in the 1000 to 5000 horsepower range, transporting refined petroleum products for local and regional customers, black oil to power generation customers and delivering bunker fuel to ships. The Hawaii Division also provides service docking, standby tug assistance and line handling to vessels using the Single Point Mooring installation at Barbers Point, Oahu, a facility for large tankers to safely load and discharge their cargos through an offshore buoy and submerged pipeline without entering the port.

The coastal transportation of refined petroleum products and black oil is impacted by seasonality, partially dependent on the area of operations. Operations along the West Coast and in Alaska have been subject to more seasonal variations in demand than the operations along the East Coast and Gulf Coast regions. Seasonality generally does not impact the Hawaiian market. Movements of refined petroleum products such as various blends of gasoline are strongest during the summer driving season while heating oil generally increases during the winter months.

The coastal fleet consists of 72 tank barges, 71 of which are double hull and one is single hull, with 6.0 million barrels of capacity, primarily transporting refined petroleum products, black oil and petrochemicals. Of the 72 coastal tank barges currently operating, 46 are refined products and petrochemical barges and 26 are black oil barges. The Company owns 61 of the coastal tank barges and 11 are leased. The Company operates 76 coastal tugboats ranging from 1000 to 11000 horsepower, 69 of which are owned and seven are chartered.

Coastal marine transportation services are conducted under long-term contracts, primarily one year or longer, some of which have renewal options for customers with which the Company has traditionally had long-standing relationships, as well as under spot contracts. During 2013, approximately 75% of the coastal marine transportation revenues were under term contracts and 25% were spot contract revenues, compared with 60% under term contracts and 40% under spot contracts during 2012.

Kirby Offshore Marine also operates a fleet of three offshore dry-bulk barges and tugboats involved in the transportation of sugar and other dry products between Florida and East Coast ports. These vessels primarily operate under contracts of affreightment that are typically one year or less in length.

Kirby Ocean Transport owns and operates a fleet of five offshore dry-bulk barges, five offshore tugboats and one docking tugboat. Kirby Ocean Transport operates primarily under term contracts of affreightment, including a contract that expires in 2020 with Progress Energy Florida (“PEF”) to transport coal across the Gulf of Mexico to PEF’s power generation facility at Crystal River, Florida.

Kirby Ocean Transport has a contract with Holcim (US) Inc. (“Holcim”) to transport Holcim’s limestone requirements from a facility adjacent to the PEF facility at Crystal River to Holcim’s plant in Theodore, Alabama. Holcim’s contract expires in December 2014. The Holcim contract provides cargo for a portion of the return voyage for the vessels that carry coal to PEF’s Crystal River facility. Kirby Ocean Transport is also engaged in the transportation of coal, fertilizer and other bulk cargoes on a short-term basis between domestic ports and occasionally the transportation of grain from domestic ports to ports primarily in the Caribbean Basin.

Contracts and Customers

Marine transportation inland and coastal services are conducted under term contracts, typically ranging from one to five years, some of which have renewal options, for customers with whom the Company has traditionally had long-standing relationships, as well as under spot contracts. The majority of the marine transportation contracts with its customers are for terms of one year. Most have been customers of the Company’s marine transportation segment for many years and management anticipates continued relationships; however, there is no assurance that any individual contract will be renewed.

A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 58% of the marine transportation’s inland revenues under term contracts during 2013, 57% of revenue under term contracts during 2012 and 55% of the revenue under term contracts during 2011. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. The Company typically maintains a higher mix of term contracts to spot contracts to provide the Company with a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. During 2011, 2012 and 2013, approximately 75% of marine transportation’s inland revenues were from term contracts and 25% from spot contracts. During 2011 and 2012, approximately 60% of marine transportation’s coastal revenues were under term contracts and 40% from spot contracts. During 2013, with the acquisitions of Allied and Penn in late 2012, along with stronger demand for coastal tank barges, approximately 75% of the coastal revenues were under term contracts and 25% from spot contracts. Coastal time charters represented approximately 90% of the marine transportation coastal revenues under term contracts during 2013, 2012 and 2011.

No single customer of the marine transportation segment accounted for more than 10% of the Company’s revenues in 2013, 2012 and 2011.

Employees

The Company’s marine transportation segment has approximately 3,275 employees, of which approximately 2,425 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operation includes approximately 875 vessel employees some of which are subject to collective bargaining agreements in certain geographic areas. Approximately 375 Kirby Offshore Marine vessel crew members employed in the Atlantic Division are subject to a collective bargaining agreement with the Richmond Terrace Bargaining Unit that is in effect through December 2014.  In addition, approximately 150 Kirby Offshore Marine vessel crew members are represented by the Seafarers International Union (“SIU”) under a collective bargaining agreement in effect through April 2015.

Properties

The principal office of Kirby Inland Marine, Kirby Offshore Marine, Kirby Ocean Transport and Osprey is located in Houston, Texas, in the Company’s facilities under a lease that expires in December 2025. Kirby Inland Marine’s operating locations are on the Mississippi River at Baton Rouge and New Orleans, Louisiana, and Greenville, Mississippi, two locations in Houston, Texas, on and near the Houston Ship Channel, one in Miami, Florida, and one in Corpus Christi, Texas. The New Orleans and Houston facilities are owned, and the Baton Rouge, Greenville, Miami and Corpus Christi facilities are leased. Kirby Offshore Marine’s operating facilities are located in Staten Island, New York, Seattle, Washington and Honolulu, Hawaii. All operating facilities are leased, including pier and wharf facilities and office and warehouse space.

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

The Company manages its exposure to losses from potential discharges of pollutants through the use of well-maintained and equipped vessels, through safety, training and environmental programs, and through the Company’s insurance program. In addition, the Company’s inland fleet consists entirely of double hull barges and with only one single hull barge in the coastal fleet. There can be no assurance, however, that any new regulations or requirements or any discharge of pollutants by the Company will not have an adverse effect on the Company.

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

Centralized training is provided through the Operations Personnel and Training Department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company’s operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company’s training facility includes state-of-the-art equipment and instruction aids, including a full bridge wheelhouse simulator, a working towboat, two tank barges and a tank barge simulator for tankermen training. During 2013, approximately 3,375 certificates were issued for the completion of courses at the training facility, of which 1,450 were USCG approved classes and the balance were employee development and Company required classes, including Leadership, Safety by Choice and Defensive Driving.

Quality. Kirby Inland Marine has made a substantial commitment to the implementation, maintenance and improvement of Quality Assurance Systems in compliance with the International Quality Standard, ISO 9001. Kirby Offshore Marine is certified under ABS ISM standards. These Quality Assurance Systems and certification have enabled both shore and vessel personnel to effectively manage the changes which occur in the working environment, as well as enhancing the Company’s safety and environmental performance.

DIESEL ENGINE SERVICES

The Company, through its wholly owned subsidiary Kirby Engine Systems,  Inc. (“Kirby Engine Systems”), and its subsidiaries Marine Systems, Inc. ("Marine Systems"), Engine Systems, Inc. ("Engine Systems") and United Holdings LLC ("United"), sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines, transmissions, reduction gears, pumps and compression products, maintains facilities to rebuild component parts or entire medium-speed and high-speed diesel engines, transmissions and entire reduction gears, and manufactures and remanufactures oilfield service equipment, including pressure pumping units. The Company primarily services the marine, power generation and land-based oil and gas operator and producer markets.

For the marine market, the Company sells Original Equipment Manufacturers (OEM) replacement parts, provides service mechanics to overhaul and repair engines and reduction gears, and maintains facilities to rebuild component parts or entire engines and reduction gears. For the power generation market, the Company provides engineering and field services, OEM replacement parts, and safety-related products to power generation operators and to the nuclear industry, and manufactures engine generator and pump sets for the power generation operators and municipalities.

In April 2011, the Company expanded its diesel engine services operation with the purchase of United, a manufacturer, diesel engine and transmission distributor and service provider for the land-based oil and gas services market, oil and gas operators and producers, compression companies, power generation companies, on-highway transportation companies and agricultural markets. United’s principal businesses are the distribution and service of diesel engines, pumps and transmissions, the manufacture and remanufacture of oilfield service equipment, including pressure pumping units, and the manufacture of compression equipment for natural gas transmission and for natural gas fired power generation plants.

No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2013, 2012 or 2011. The diesel engine services segment also provides service to the Company’s marine transportation segment, which accounted for approximately 5% of the diesel engine services segment’s 2013 revenues, 4% of 2012 revenues and 3% of 2011 revenues. Such revenues are eliminated in consolidation and not included in the table below.

The following table sets forth the revenues for the diesel engine services segment for the three years ended December 31, 2013 (dollars in thousands):

	2013		2012		2011
	Amounts	%	Amounts	%	Amounts	%
Manufacturing	$110,053	21%	$206,183	29%	$238,685	37%
Overhauls and service	283,209	53	358,626	51	277,924	42
Direct parts sales	135,766	26	138,956	20	139,201	21
	$529,028	100%	$703,765	100%	$655,810	100%

Diesel Engine Services Acquisitions

On December 28, 2012, the Company purchased the assets of Flag Service & Maintenance, Inc. (“Flag”) for $6,864,000 in cash. Flag was an East Coast high-speed diesel engine service provider, operating factory-authorized full service marine dealerships for Caterpillar, Cummins, MTU Detroit Diesel (“MTU”) and John Deere diesel engines.

On April 15, 2011, the Company purchased United, a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and on-highway transportation industries, and manufacturer of oilfield service equipment. The purchase price was $271,192,000 in cash, plus a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. As of December 31, 2013, the financial targets were not achieved and no payment will be made.  United, headquartered in Oklahoma City, Oklahoma with 21 locations across seven states, distributes and services equipment and parts for Allison Transmission (“Allison”), MTU, Daimler Trucks NA (“Daimler”), and other diesel and natural gas engines. United also manufactures oilfield service equipment, including pressure pumping units. United’s principal customers are oilfield service companies, oil and gas operators and producers, compression companies and on-highway transportation companies.

Marine Operations

The Company is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and reduction gears, line boring, block welding services and related parts sales for customers in the marine industry, which represented 27% of the segment’s 2013 revenues. Medium-speed diesel engines have an engine speed of 400 to 1000 revolutions per minute (“RPM”) with a horsepower range of 800 to 32000. High-speed diesel engines have an engine speed of over 1000 RPM and a horsepower range of 50 to 8375. The Company services medium-speed and high-speed diesel engines utilized in the inland and offshore barge industries. It also services marine equipment and offshore drilling equipment used in the offshore petroleum exploration and oil service industry, marine equipment used in the offshore commercial fishing industry and vessels owned by the United States government.

The Company has marine operations throughout the United States providing in-house and in-field repair capabilities and related parts sales. The Company’s emphasis is on service to its customers, and it sends its crews from any of its locations to service customers’ equipment anywhere in the world. The medium-speed operations are located in Houma, Louisiana, Chesapeake, Virginia, Paducah, Kentucky, Seattle, Washington and Tampa, Florida. The operations based in Chesapeake, Virginia and Tampa, Florida are authorized distributors for 17 eastern states for Electro-Motive Diesel, Inc. (“EMD”). The marine operations based in Houma, Louisiana, Paducah, Kentucky and Seattle, Washington are nonexclusive contract service centers for EMD providing service and related parts sales. The Company is also a distributor and representative for certain Alfa Laval products in the Midwest and on the East Coast, Gulf Coast, and West Coast. All of the marine locations are authorized distributors for Falk Corporation reduction gears and Oil States Industries, Inc. clutches. The Chesapeake, Virginia operation concentrates on East Coast inland and offshore dry-bulk, tank barge and harbor docking operators, the USCG and United States Navy (“Navy”). The Houma, Louisiana operation concentrates on the inland and offshore barge and oil services industries. The Tampa, Florida operation concentrates on Gulf of Mexico offshore dry-bulk, tank barge and harbor docking operators. The Paducah, Kentucky operation concentrates on the inland river towboat and barge operators and the Great Lakes carriers. The Seattle, Washington operation concentrates on the offshore commercial fishing industry, the tugboat and barge industry, the USCG and Navy, and other customers in Alaska, Hawaii and the Pacific Rim.

The high-speed operations are located in Houma, Baton Rouge, Belle Chasse and New Iberia, Louisiana, Paducah, Kentucky, Mobile, Alabama, Houston, Texas and Thorofare, New Jersey. The Company serves as a factory-authorized marine dealer for Caterpillar diesel engines in Alabama, Kentucky, Louisiana, New Jersey and Texas. The Company also operates factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere diesel engines, as well as Allison transmissions and Twin Disc marine gears. High-speed diesel engines provide the main propulsion for a significant amount of the United States flag commercial vessels and other marine applications, including engines for power generators and barge pumps.

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

Power Generation Operations

The Company is engaged in the overhaul and repair of diesel engines and generators, and related parts sales for power generation customers, which represented 10% of the segment’s 2013 revenues. The Company is also engaged in the sale and distribution of diesel engine parts, engine modifications, generator modifications, controls, governors and diesel generator packages to the nuclear industry. The Company services users of diesel engines that provide emergency standby, peak and base load power generation.

The Company provides in-house and in-field repair capabilities and products to power generation operators from the Rocky Mount, North Carolina location. The operation based in Rocky Mount, North Carolina is an EMD authorized distributor for 17 eastern states for power generation applications, and provides in-house and in-field service. The Rocky Mount operation is also the exclusive worldwide distributor of EMD products to the nuclear industry, the worldwide distributor for Woodward, Inc. products to the nuclear industry, the worldwide distributor of Cameron Process and Compression Systems Group products to the nuclear industry, and owns the assets and technology necessary to support the Nordberg medium-speed diesel engines used in nuclear applications. In addition, the Rocky Mount operation is an exclusive distributor for Norlake Manufacturing Company transformer products to the nuclear industry and a non-exclusive distributor of analog Weschler Instruments metering products and an exclusive distributor of digital Weschler metering products to the nuclear industry.  The Company is a non-exclusive distributor of Ingersoll Rand air start equipment to the nuclear industry worldwide.

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

As noted under Power Generation Operations above, the Company is the exclusive worldwide distributor of EMD, Cameron, Woodward, Nordberg and Norlake parts for the nuclear industry, and non-exclusive distributor of Weschler parts and Ingersoll Rand air start equipment for the nuclear industry. Specific regulations relating to equipment used in nuclear power generation require extensive testing and certification of replacement parts. Non-genuine parts and OEM parts not properly tested and certified cannot be used in nuclear applications.

Land-Based Operations

The Company is engaged in the distribution and service of diesel engines, pumps and transmissions, the manufacture and remanufacture of oilfield service equipment and the manufacture of compression equipment for natural gas transmission and for natural gas fired power generation plants, all of which represented 63% of the segment’s 2013 revenues. The Company offers a full line of custom fabricated oilfield service equipment, fully tested and field ready. The Company manufactures products or components that are purchased by a company and marketed under the purchasing company’s brand name. The Company distributes, sells parts for and services diesel engines and transmissions for on-and off-highway use and provides in-house and in-field service capabilities. The Company is the largest off-highway distributor for Allison, a major distributor for MTU in North America, and a distributor for Isuzu diesel engines. The Company is also the exclusive distributor for Daimler for engines and related equipment in Oklahoma, Arkansas and Louisiana. The Company manufactures and remanufacturers oilfield service equipment, including pressure pumping units, nitrogen pumping units, cementers, hydration equipment, mud pumps and blenders. The Company also manufactures and packages custom compressor systems, including electric motor driven systems, natural gas driven systems and industrial air systems, and manufactures natural gas General Motors and Isuzu diesel engine-powered packages for a variety of applications from 40 to 500 horsepower. Lastly, the Company is a dealer for Thermo King refrigeration systems for trucks, railroad cars and other land transportation markets in south and central Texas.

The Company’s land-based operation is based in Oklahoma City, Oklahoma with 20 locations across seven states in key oil and gas producing regions and major transportation corridors. The distribution and service facilities are located in Oklahoma City and Tulsa, Oklahoma, Little Rock and Van Buren, Arkansas and Shreveport, Louisiana. The Company’s manufacturing facilities are located in five locations in Oklahoma City and one location in Henderson, Colorado.  The Company’s field sales and service operations are located in Casper, Wyoming, Billings, Montana and Lubbock and Amarillo, Texas. The Company’s refrigeration facilities are located in Houston, Pharr, Laredo, San Antonio and Austin, Texas.

Land-Based Customers

The Company’s major land-based customers include large and mid-cap oilfield service providers, oil and gas operators and producers, compression companies, construction companies, domestic and international utilities, on-highway transportation companies and companies associated with the agricultural markets. The Company has long standing relationships with most of its customers.

Since the land-based business is linked to the oilfield services industry, oil and gas operators, and producers, there is no assurance that its present gross revenues can be maintained in the future. The results of the land-based diesel engines services industry are largely tied to the industries it serves and, therefore, are influenced by the cycles of such industries.

Land-Based Competitive Conditions

The Company’s primary competitors are other oilfield equipment manufacturers and service companies. While price is a major determinant in the competitive process, equipment availability, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are also significant factors. A substantial portion of the Company’s business is obtained by competitive bids.

Employees

The Company’s diesel engine services segment has approximately 1,175 employees. None of the segment’s operations are subject to collective bargaining agreements.

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

The land-based business operates 20 distribution and service and manufacturing facilities across seven states in key oil and gas producing regions and major transportation corridors. The distribution and service facilities are located in Oklahoma City and Tulsa, Oklahoma, Little Rock and Van Buren, Arkansas and Shreveport, Louisiana. The Oklahoma City, Oklahoma, Shreveport, Louisiana and the Little Rock, Arkansas facilities are owned by the Company and the Tulsa, Oklahoma and Van Buren, Arkansas facilities are leased. The Company’s manufacturing facilities are located in five locations in Oklahoma City and in Henderson, Colorado.  All of the manufacturing facilities are leased except for one location in Oklahoma City, Oklahoma, and the facility in Henderson, Colorado, Texas, which are owned by the Company. The Company’s field sales and service operations in Casper, Wyoming and Billings, Montana are leased and the Lubbock and Amarillo, Texas facilities are owned by the Company.  The Company’s refrigeration facilities are located in Houston, Pharr, Laredo, San Antonio and Austin, Texas. All of these facilities are leased except for the San Antonio facility which is owned by the Company.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Positions and Offices
Joseph H. Pyne	66	Chairman of the Board and Chief Executive Officer
David W. Grzebinski	52	President, Chief Operating Officer and Chief Financial Officer
C. Andrew Smith	43	Executive Vice President — Finance
William G. Ivey	70	President — Marine Transportation Group
James F. Farley	62	President — Kirby Offshore Marine
Michael W. Coulter	55	President — United
Dorman L. Strahan	57	President — Kirby Engine Systems
Ronald A. Dragg	50	Vice President and Controller
G. Stephen Holcomb	68	Vice President — Investor Relations and Assistant Secretary
Amy D. Husted	45	Vice President — Legal
David R. Mosley	49	Vice President and Chief Information Officer
Christian G. O’Neil	41	Vice President — Human Resources
Joseph H. Reniers	39	Vice President — Supply Chain
Renato A. Castro	42	Treasurer

No family relationship exists among the executive officers or among the executive officers and the directors. Officers are elected to hold office until the annual meeting of directors, which immediately follows the annual meeting of stockholders, or until their respective successors are elected and have qualified.

Joseph H. Pyne holds a degree in liberal arts from the University of North Carolina and has served the Company as Chairman of the Board and Chief Executive Officer since January 2014. He served the Company as Chairman of the Board, President and Chief Executive Officer from April 2013 to January 2014 and from April 2010 to April 2011, and as President and Chief Executive Officer from 1995 to April 2010, Executive Vice President from 1992 to 1995 and as President of Kirby Inland Marine from 1984 to November 1999. He has served the Company as a Director since 1988. He also served in various operating and administrative capacities with Kirby Inland Marine from 1978 to 1984, including Executive Vice President from January to June 1984. Prior to joining the Company, he was employed by Northrop Services, Inc. and served as an officer in the Navy.

David W. Grzebinski is a Chartered Financial Analyst and holds a Masters in Business Administration degree from Tulane University and a degree in chemical engineering from the University of South Florida. He has served as President and Chief Operating Officer since January 2014 and Chief Financial Officer since March 2010. He served as Chairman of Kirby Offshore Marine from February 2012 to April 2013 and served as Executive Vice President from March 2010 to January 2014, having joined the Company in February 2010. Prior to joining the Company, he served in various administrative positions since 1988 with FMC Technologies Inc. (“FMC”), including Controller, Energy Services, Treasurer, and Director of Global SAP and Industry Relations. Prior to joining FMC, he was employed by Dow Chemical Company ("Dow").

C. Andrew Smith is a Certified Public Accountant and holds a degree in business administration from the University of Houston.  He has served as Executive Vice President – Finance since joining the Company in January 2014.  Prior to joining the Company, he served as Senior Vice President and Chief Financial Officer of Benthic Geotech and was previously Chief Financial Officer for both Global Industries, LTD and NATCO Group.  Mr. Smith will assume the role of Chief Financial Officer of the Company after the filing of the Company’s 2013 Form 10-K.

William G. Ivey attended the University of Houston and has served the Company as President – Marine Transportation Group since February 2014, President of Kirby Inland Marine since April 2011 and served as Executive Vice President, Sales and Marketing from 1989 to April 2011. He joined the Company in 1989 with the acquisition of Alamo Inland Marine. Prior to joining the Company he served in various sales and marketing positions with inland marine companies dating back to 1970.

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

Michael W. Coulter holds a degree in mechanical engineering from University of Texas and a Masters in Business Administration from Santa Clara University Leavey School of Business.  He has served as President of United since August 2013.  Prior to joining the Company in August 2013, he served in various positions with FMC from 1982 through 2013, including General Manager Surface Wellhead Americas and General Manager Fluid Control.

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

Joseph H. Reniers holds a degree in mechanical engineering from the United States Naval Academy and a Master of Business Administration degree from the University of Chicago Booth School of Business. He has served as Vice President — Supply Chain since April 2012 and served as Vice President – Human Resources from March 2010 to April 2012. Prior to joining the Company, he was a management consultant with McKinsey & Company serving a wide variety of industrial clients. Prior to joining McKinsey, he served as a nuclear power officer in the Navy.

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

The Company is subject to adverse weather conditions in its marine transportation and diesel engine services segments. The Company’s marine transportation segment is subject to weather conditions on a daily basis. Adverse weather conditions such as high or low water on the inland waterway systems, fog and ice, tropical storms, hurricanes and tsunamis on both the inland waterway systems and throughout the United States coastal waters can impair the operating efficiencies of the marine fleet. Such adverse weather conditions can cause a delay, diversion or postponement of shipments of products and are totally beyond the control of the Company. In addition, adverse water and weather conditions can negatively affect a towing vessel’s performance, tow size, loading drafts, fleet efficiency, place limitations on night passages and dictate horsepower requirements. During 2013, high water on the Mississippi and Illinois Rivers and lock closure issues negatively impacted the 2013 second quarter by an estimated $.03 per share.  During 2012, low water throughout the Mississippi River System negatively impacted the 2012 second, third and fourth quarters, Hurricane Isaac negatively impacted the 2012 third quarter and Hurricane Sandy negatively impacted the 2012 fourth quarter, all by an estimated $.06 to $.07 per share in the aggregate. During the 2011 second quarter, high water and flooding throughout the Mississippi River System and along the Gulf Intracoastal Waterway near Morgan City negatively impacted the quarter by an estimated $.07 per share. The Company’s diesel engine services segment is subject to tropical storms and hurricanes impacting its coastal locations and tornadoes impacting its Oklahoma facilities. The Company’s operations for 2013 and 2011 were not materially affected by hurricanes, tropical storms or tornadoes.

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

The Company transports a wide variety of petrochemicals, black oil, refined petroleum products and agricultural chemicals throughout the Mississippi River System, the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company manages its exposure to losses from potential discharges of pollutants through the use of well-maintained and equipped tank barges and towing vessels, through safety, training and environmental programs, and through the Company’s insurance program, but a discharge of pollutants by the Company could have an adverse effect on the Company.

The Company’s marine transportation segment is dependent on its ability to adequately crew its towing vessels. The Company’s towing vessels are crewed with employees who are licensed or certified by the USCG, including its captains, pilots, engineers and tankermen. The success of the Company’s marine transportation segment is dependent on the Company’s ability to adequately crew its towing vessels. As a result, the Company invests significant resources in training its crews and providing crew members an opportunity to advance from a deckhand to the captain of a Company towboat or tugboat, or on the coastal tugboats from a deckhand to the chief engineer. Lifestyle issues are a deterrent for employment for inland and coastal crew members. Inland crew members generally work a 20 days on, 10 days off rotation, or a 30 days on, 15 days off rotation. For the coastal fleet, crew members are generally required to work a 14 days on, 14 days off, 21 days on, 21 days off or 30 days on, 30 days off rotation, dependent upon the location. With the continued high unemployment rates during 2011, 2012 and 2013 associated with the economic recession, crewing levels have remained adequate.

The Company’s marine transportation segment has approximately 3,275 employees, of which approximately 2,425 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operation includes approximately 875 vessel employees, the majority of whom are subject to collective bargaining agreements in certain geographic areas. Any work stoppages or labor disputes could adversely affect coastal operations in those areas.

Reduction in the number of acquisitions made by the Company may curtail future growth. Since 1987, the Company has been successful in the integration of 31 acquisitions in its marine transportation segment and 17 acquisitions in its diesel engine services segment. Acquisitions have played a significant part in the growth of the Company. The Company’s marine transportation revenue in 1987 was $40.2 million compared with $1.7 billion in 2013. Diesel engine services revenue in 1987 was $7.1 million compared with $529.0 million in 2013. While the Company is of the opinion that future acquisition opportunities exist in both its marine transportation and diesel engine services segments, the Company may not be able to continue to grow through acquisitions to the extent that it has in the past.

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

The Secretary of Homeland Security is vested with the authority and discretion to waive the Jones Act to such extent and upon such terms as the Secretary may prescribe whenever the Secretary deems that such action is necessary in the interest of national defense. In response to the effects of Hurricanes Katrina and Rita, the Secretary waived the Jones Act generally for the transportation of petroleum products from September 1 to September 19, 2005 and from September 26, 2005 to October 24, 2005. In June 2011, the Secretary waived the Jones Act for the transportation of petroleum released from the Strategic Petroleum Reserve and in November 2012 waived the Jones Act for the transportation of refined petroleum products in the Northeast following Hurricane Sandy. Waivers of the Jones Act, whether in response to natural disasters or otherwise, could result in increased competition from foreign tank vessel operators, which could negatively impact the marine transportation segment.

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

The Company’s marine transportation segment is subject to volatility in the United States production of petrochemicals. For 2013, 47% of the marine transportation segment’s revenues were from the movement of petrochemicals, including the movement of raw materials and feedstocks from one refinery or petrochemical plant to another, as well as the movement of more finished products to end users and terminals for export. During 2013, petrochemical volumes continued to improve compared with 2012 and 2011 primarily due to lower priced domestic natural gas that improved the competitiveness of the United States petrochemical industry in global markets, thereby producing increased marine transportation volumes for basic petrochemicals to both domestic consumers and terminals for export destinations. This improvement in volumes was partially offset by the continued generally weak United States economy. Higher natural gas prices and other factors could negatively impact the United States petrochemical industry and its production volumes, which would negatively impact the Company.

The Company’s marine transportation segment could be adversely impacted by the construction of tank barges by its competitors. At the present time, there are an estimated 3,450 inland tank barges in the United States, of which the Company operates 861, or 25%. The number of tank barges peaked at an estimated 4,200 in 1982, slowly declined to 2,750 by 2003, and then gradually increased to an estimated 3,450 by the end of 2013. The Company estimates that 160 tank barges were placed in service during 2011, of which 40 were for the Company, and 125 were retired, 66 of which were the Company’s. During 2012, the Company estimates that 260 tank barges were placed in service, of which 56 were for the Company, and 110 tank barges were retired, 52 of which were the Company’s. During 2013, the Company estimates that 270 tank barges were placed in service, of which 70 were for the Company, and 70 tank barges were retired, 46 of which were the Company’s. The Company estimates that approximately 260 tank barges were ordered during 2013 for delivery throughout 2014, 37 of which are for the Company, and many older tank barges will be retired, dependent on 2014 market conditions. The increase for both 2011, 2012 and 2013, and the orders for 2014, reflect the improved demand for inland petrochemical and black oil barges and federal tax incentives on new equipment in 2011 through 2013. Strong tank barge markets for 2011, 2012 and 2013 absorbed the additional capacity built by the industry.

The risk of an oversupply of inland tank barges may be mitigated by the fact that the inland tank barge industry has a mature fleet. Of the estimated 3,450 tank barges in the industry at the present time, approximately 500 are over 35 years old and approximately 275 of those are over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges that will enter the fleet, with the extent of the retirements dependent on 2014 petrochemical and refinery production levels, crude oil and gas condensate movements and industry-wide tank barge utilization levels.

During 2011 and the first half of 2012, the marine transportation segment was negatively impacted by excess coastal tank barge capacity limiting tank barge utilization to the 75% range. The coastal operations reflected improvements in market conditions during the 2012 second half and throughout 2013, with tank barge utilization improving to the 75% to 80% range in the 2012 third quarter, 85% to 90% in the 2012 fourth quarter, and to the 90% range during 2013. During the 2012 second half and 2013, the Company experienced increased demand for coastal crude and gas condensate moves and success in expanding the coastal customer base to include inland customers with coastal requirements. The Company estimated there are approximately 265 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates. The Company believes that very few coastal tank barges were built during 2012 and 2013. The Company announced in January 2014 the signing of an agreement to construct an articulated 185,000 barrel coastal tank barge and 10000 horsepower tugboat unit.  Delivery is anticipated to be in mid-to-late 2015. The Company is aware of several coastal tank barge and tugboat units under construction by competitors for delivery in 2014, 2015 and 2016.

Higher fuel prices could increase operating expenses. The cost of fuel during 2013 was approximately 15% of marine transportation revenue. All marine transportation term contracts contain fuel escalation clauses, or the customer pays for the fuel. However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to adjust to changes in fuel costs due to fuel price changes; however, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. Spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

Loss of a large customer or other significant business relationship could adversely affect the Company. Two marine transportation customers, Dow and SeaRiver Maritime, Inc. ("SeaRiver"), the United States transportation affiliate of Exxon Mobil Corporation, accounted for approximately 13% of the Company’s 2013 revenue, 14% of 2012 revenue and 16% of 2011 revenue. The Company has a contract with Dow through 2016 and with SeaRiver through 2017. Although the Company considers its relationships with Dow and SeaRiver to be strong, the loss of either customer could have an adverse effect on the Company.

The Company’s diesel engine services segment has a 48-year relationship with EMD, the largest manufacturer of medium-speed diesel engines. In addition, the Company serves as both an EMD distributor and service center for select markets and locations for both service and parts. Sales and service of EMD products account for approximately 3% of the Company’s revenue for 2013. Although the Company considers its relationship with EMD to be strong, the loss of the EMD distributorship and service rights, or a disruption of the supply of EMD parts, could have a negative impact on the Company’s ability to service its customers.

United has maintained continuous exclusive distribution rights for MTU and Allison since 1946. United is one of MTU’s top five distributors of off-highway engines in North America, with exclusive distribution rights in Oklahoma, Arkansas, Louisiana and Mississippi. In addition, as a distributor of Allison products, United has distribution rights in Oklahoma, Arkansas and Louisiana. United is also the exclusive distributor for Daimler for engines and related equipment in Oklahoma, Arkansas and Louisiana. Sales and service of MTU and Allison products account for approximately 2% and 3%, respectively, of the Company’s revenue during 2013. Although the Company considers its relationships with MTU and Allison to be strong, the loss of MTU, Allison or Daimler distributorships and service rights, or a disruption of the supply of MTU or Allison parts, could have a negative impact on the Company’s ability to service its customers.

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

Significant increases in the construction cost of tank barges and towboats may limit the Company’s ability to earn an adequate return on its investment in new tank barges and towboats. The price of steel increased significantly from 2006 to 2009, thereby increasing the construction cost of new tank barges and towboats. The Company’s average construction price for a new 30,000 barrel capacity inland tank barge ordered in 2008 for 2009 delivery was approximately 90% higher than in 2000, primarily due to the increase in steel prices. During 2009, the United States and global recession negatively impacted demand levels for inland tank barges and as a result, the construction price of inland tank barges for 2010 delivery fell significantly, primarily due to a significant decrease in steel prices, as well as a decrease in the number of tank barges ordered. The average construction price for tank barges ordered in 2011 for delivery in 2012, ordered in 2012 for delivery in 2013 and ordered in 2013 for delivery in 2014 increased, but remained below the construction price for tank barges built in 2008 and delivered in 2009.

The Company’s marine transportation segment could be adversely impacted by the failure of the Company’s shipyard vendors to deliver new vessels according to contractually agreed delivery schedules and terms.  The Company contracts with shipyards to build new vessels and currently has many vessels under construction.  Construction projects are subject to risks of delay and cost overruns, resulting from shortages of equipment, materials and skilled labor; lack of shipyard availability; unforeseen design and engineering problems; work stoppages; weather interference; unanticipated cost increases; unscheduled delays in the delivery of material and equipment; and financial and other difficulties at shipyards including labor disputes, shipyard insolvency and inability to obtain necessary certifications and approvals.  A significant delay in the construction of new vessels or a shipyard’s inability to perform under the construction contract could negatively impact the Company’s ability to fulfill contract commitments and to realize timely revenues with respect to vessels under construction.  Significant cost overruns or delays for vessels under construction could also adversely affect the Company’s financial condition, results of operations and cash flows.

The Company’s diesel engine services segment could be adversely impacted by future legislation or additional regulation of hydraulic fracturing practices. The Company, through its United subsidiary, is a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and transportation industries, and a manufacturer of oilfield service equipment, including pressure pumping units. The EPA is studying hydraulic fracturing practices, and legislation may be introduced in Congress that would authorize the EPA to impose additional regulations on hydraulic fracturing. In addition, a number of states have adopted or are evaluating the adoption of legislation or regulations governing hydraulic fracturing. Such federal or state legislation and/or regulations could materially impact customers’ operations and greatly reduce or eliminate demand for the Company’s pressure pumping fracturing equipment and related products. The Company is unable to predict whether future legislation or any other regulations will ultimately be enacted and, if so, the impact on the Company’s diesel engine services segment.

The Company’s diesel engine services segment could be adversely impacted by the construction of hydraulic fracturing horsepower by its competitors. At the present time, there is an estimated 18 million horsepower of hydraulic fracturing equipment in North America used in the hydraulic fracturing of shale formations. Increased expansion of, or additions to, facilities or equipment by the Company’s competitors could have a negative impact on the Company’s results of operations. A significant drop in demand as well could result in oversupply in the pressure pumping market as attrition rates may not be high enough to absorb the new capacity entering the market and could negatively impact the Company’s results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The information appearing in Item 1 under “Marine Transportation– Properties” and “Diesel Engine Services– Properties” is incorporated herein by reference. The Company believes that its facilities are adequate for its needs and additional facilities would be available if required.

Item 3.	Legal Proceedings

In June 2011, the Company as well as three other companies received correspondence from the EPA concerning ongoing cleanup and restoration activities under CERCLA with respect to a Superfund site, the Gulfco Marine Maintenance Site (“Gulfco”), located in Freeport, Texas. In prior years, various subsidiaries of the Company utilized a successor to Gulfco to perform tank barge cleaning services, sand blasting and repair on certain Company vessels. The EPA continues to investigate activities at the site to assess additional Potentially Responsible Parties (“PRPs”). Since 2005, four named PRPs have participated in the investigation, cleanup and restoration of the site under an administrative order from EPA. Information received to date indicates that approximately $4,500,000 has been incurred in connection with the cleanup effort in addition to EPA’s oversight costs of approximately $1,800,000. To date, neither the EPA nor the named PRPs have performed an allocation of potential liability in connection with the site nor have they provided requested supporting documentation for costs and expenses related to the site. The Company is investigating its activities at the site in order to assess what, if any, liability it has in connection with the site.

In 2009, the Company was named a PRP in addition to a group of approximately 250 named PRPs under CERCLA with respect to a Superfund site, the Portland Harbor Superfund site (“Portland Harbor”) in Portland, Oregon. The site was declared a Superfund site in December 2000 as a result of historical heavily industrialized use due to manufacturing, shipbuilding, petroleum storage and distribution, metals salvaging, and electrical power generation activities which led to contamination of Portland Harbor, an urban and industrial reach of the lower Willamette River located immediately downstream of downtown Portland. The Company’s involvement arises from four spills at the site after it was declared a Superfund site, as a result of predecessor entities’ actions in the area. To date, there is no information suggesting the extent of the costs or damages to be claimed from the 250 notified PRPs. Based on the nature of the involvement at the Portland Harbor site, the Company believes its potential contribution is de minimis; however, to date neither the EPA nor the named PRPs have performed an allocation of potential liability in connection with the site nor have they provided costs and expenses in connection with the site.

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

On July 25, 2011, a subsidiary of the Company was named as a defendant in the U.S. District Court for the Southern District of Texas - Galveston Division, in a complaint styled Figgs. v. Kirby Inland Marine, et al., which alleges that the plaintiff individually as a vessel tankerman, and on behalf of other current and former similarly situated vessel tankermen employed with the Company, is entitled to overtime pay under the Fair Labor Standards Act. Plaintiffs assert that vessel tankermen are not seamen who are expressly exempt from overtime pay provisions under the law. The case was conditionally certified as a collective action on December 22, 2011 at which time the Court prescribed a notice period for current and former employees to voluntarily participate as plaintiffs. The notice period closed on February 27, 2012. Plaintiffs seek compensatory damages in the form of back pay, attorneys’ fees, cost and liquidated damages. As this matter is in the initial stage of discovery as to the merits of the case, the Company is unable to assess what liability, if any, it may have.

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated:

	Sales Price
	High	Low
2014
First Quarter (through February 21, 2014)	$103.89	$92.86
2013
First Quarter	78.04	61.41
Second Quarter	82.84	71.44
Third Quarter	89.19	79.15
Fourth Quarter	99.41	82.16
2012
First Quarter	70.61	61.20
Second Quarter	67.36	42.78
Third Quarter	58.83	45.72
Fourth Quarter	61.89	53.60

As of February 21, 2014, the Company had 56,905,000 outstanding shares held by approximately 775 stockholders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

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

Item 6.                          Selected Financial Data

The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2013. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company in Item 7 and the Financial Statements included under Item 8 (selected financial data in thousands, except per share amounts).

	December 31,
	2013	2012	2011	2010	2009

Revenues:
Marine transportation	$1,713,167	$1,408,893	$1,194,607	$915,046	$881,298
Diesel engine services	529,028	703,765	655,810	194,511	200,860
	$2,242,195	$2,112,658	$1,850,417	$1,109,557	$1,082,158
Net earnings attributable to Kirby	$253,061	$209,438	$183,026	$116,249	$125,941

Net earnings per share attributable to Kirby common stockholders:
Basic	$4.45	$3.75	$3.35	$2.16	$2.34
Diluted	$4.44	$3.73	$3.33	$2.15	$2.34
Common stock outstanding:
Basic	56,354	55,466	54,191	53,331	53,192
Diluted	56,552	55,674	54,413	53,466	53,313

	December 31,
	2013	2012	2011	2010	2009
Property and equipment, net	$2,370,803	$2,315,165	$1,822,173	$1,118,161	$1,085,057
Total assets	$3,682,517	$3,653,128	$2,960,411	$1,794,937	$1,635,963
Long-term debt, including current portion	$749,150	$1,135,110	$802,005	$200,134	$200,239
Total equity	$2,022,153	$1,707,054	$1,454,158	$1,159,139	$1,056,095

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-K that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-K could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornados, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for 2013, 2012 and 2011 were 56,552,000, 55,674,000 and 54,413,000, respectively. The increase in the weighted average number of common shares for 2013 compared with 2012 and 2011 primarily reflects the issuance of 500,000 shares of Company common stock associated with the December 14, 2012 acquisition of Penn, the issuance of 1,939,234 shares of Company common stock associated with the July 1, 2011 acquisition of K-Sea, the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of December 31, 2013, the Company operated a fleet of 861 inland tank barges with 17.3 million barrels of capacity, and operated an average of 256 inland towboats during 2013. The Company’s coastal fleet consisted of 72 tank barges with 6.0 million barrels of capacity and 76 coastal tugboats. The Company also owns and operates eight offshore barge and tug units transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines and transmissions, pumps and compression products, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based pressure pumping and oilfield service markets.

For 2013, net earnings attributable to Kirby were $253,061,000, or $4.44 per share, on revenues of $2,242,195,000, compared with 2012 net earnings attributable to Kirby of $209,438,000, or $3.73 per share, on revenues of $2,112,658,000. The 2013 year results included a credit to selling, general and administrative expenses of $18,300,000 before taxes, or $.20 per share, eliminating the fair value of the contingent earnout liability associated with the April 2011 acquisition of United. This compares with a $4,300,000 before taxes, or $.05 per share, credit to selling, general and administrative expenses for 2012 decreasing the fair value of the contingent earnout liability. The 2013 year included an estimated $.03 per share negative impact during the second quarter from high water on the Mississippi and Illinois Rivers and the closure for repair of the Algiers Lock near New Orleans on the Gulf Intracoastal Waterway, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs. The 2012 year included an estimated $.06 to $.07 per share negative impact from low water throughout the Mississippi River System during the second, third and fourth quarters, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs, and the impact of Hurricane Isaac in the second quarter which made landfall near the mouth of the Mississippi River on August 28, 2012 as a category 1 storm, impacting both the marine transportation and diesel engine services segments, and Hurricane Sandy in the fourth quarter which made landfall in the New Jersey area as a category 1 storm, impacting the Northeast marine transportation operations.

Marine Transportation

For 2013, 76% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business mirrors the volumes produced by the Company’s petroleum, petrochemical and refining customer base. The Company’s marine transportation results include the operations of Allied, acquired on November 1, 2012, and Penn, acquired on December 14, 2012, and described below.

The Company’s marine transportation segment’s revenues for 2013 increased 22% compared with 2012 and operating income for 2013 increased 31% compared with 2012. The higher marine transportation revenues and operating income reflected the acquisitions of Allied and Penn and reflected continued strong demand across all inland marine transportation markets along with continued favorable pricing trends. The Company’s inland petrochemical, black oil and refined petroleum products fleets achieved consistent tank barge utilization levels in the 90% to 95% range throughout 2013.  High water conditions on the Mississippi and Illinois Rivers during the entire 2013 second quarter, and the closure of the Algiers Lock located on the Gulf Intracoastal Waterway due to structural damage during the entire second quarter and through the majority of July created heavy congestion and multi-day delays in the New Orleans area and along the alternate route to the Mississippi River at the Bayou Sorrels and Port Allen Locks. In addition, low water levels on the upper Mississippi River System led to the light loading of tank barges destined for that area during the months of September and October 2013.  During the 2012 second quarter, low water conditions on the Mississippi River System in mid-May and throughout June created delays and increased transit times. The Company’s coastal marine transportation markets continued to improve with tank barge utilization levels in the 90% range throughout 2013, aided by the addition of petrochemical volumes with the acquisition of the Allied fleet and additional black oil volumes with the acquisition of Penn, along with increased transportation of crude oil and gas condensate.

During 2013, approximately 75% of the inland marine transportation revenues were under term contracts and 25% were spot contract revenues, thereby providing the operations with a predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 58% of the inland revenues under term contracts during 2013 compared with 57% during 2012. Rates on inland term contract rates renewed in each of the 2013 quarters increased in the 4% to 6% average range compared with term contracts in the corresponding quarters of 2012. Spot contract rates, which include the cost of fuel, increased modestly in each 2013 quarter compared with the prior quarters. Effective January 1, 2013, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts by approximately 1%, excluding fuel.

During 2013, approximately 75% of the coastal marine transportation revenues were under term contracts and 25% were spot contract revenues.  Coastal time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 90% of the coastal revenues under term contracts during 2013.  During 2012, approximately 60% of the coastal marine transportation revenues were under term contracts and 40% were spot contract revenues. Coastal time charters represented approximately 90% of the coastal revenues under term contracts during 2012.  The increase in term contracts reflected stronger demand for coastal tank barges, new contracts with inland customers with coastal tank barge requirements and the 2012 fourth quarter acquisitions of Allied and Penn.  Rates on coastal term contracts renewed throughout 2013 increased in the 7% to 9% average range compared with term contracts in 2012.  Spot contract rates, which include the cost of fuel, continued to improve during 2013 and remained above term contract rates.

The 2013 marine transportation operating margin was 23.8% compared with 22.1% for 2012. The higher operating margin was a reflection of continued high inland utilization, leading to higher inland term and spot contract rates negotiated throughout 2013, as well as higher coastal utilization, including the Allied and Penn equipment, that led to higher coastal term and spot contract rates negotiated throughout 2013.

Diesel Engine Services

During 2013, the diesel engine services segment generated 24% of the Company’s revenue, of which 53% was generated from overhauls and service, 26% from direct parts sales and 21% from manufacturing. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based pressure pumping and oilfield services industries.

Diesel engine services revenues for 2013 decreased 25% and operating income decreased 36% compared with 2012. The 2013 operating income included an $18,300,000 credit to selling, general and administrative expenses, resulting from a net decrease in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United, thereby eliminating the remaining liability. This compares with a $4,300,000 credit to selling, general and administrative expenses for 2012, resulting from a net decrease in the fair value of the contingent earnout liability.

The 2013 decreases in revenues and operating income were primarily attributable to a continuation of lower demand for the manufacturing of oil service equipment, including pressure pumping units, and the sale and service of land-based diesel engines, transmissions and parts.  The market for the remanufacturing of older pressure pumping units during 2013 remained relatively stable, but at lower levels. This decline in revenues for 2013 reflected the current state of the pressure pumping market and current oversupply of pressure pumping units, the result of over building in 2011 and of low natural gas prices and corresponding decline in drilling for natural gas in North America. The marine diesel engine services market remained stable, benefiting from major service projects for both inland and coastal customers. The power generation market, consisting of major engine-generator set upgrades and parts sales for both domestic and international power generation customers, was stable.

The diesel engine services operating margin for 2013 was 8.1% compared with 9.4% for 2012. The operating margin for 2013 was positively impacted by the $18,300,000 credit to the contingent earnout liability noted above, while the operating margin for 2012 was positively impacted by the $4,300,000 credit to the contingent earnout liability.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during 2013 with net cash provided by operating activities of $601,032,000 compared with $325,730,000 of net cash provided by operating activities for 2012. The 85% increase was primarily from higher net earnings attributable to Kirby, higher depreciation and amortization and a higher deferred tax provision in 2013 versus 2012, as well as a $56,566,000 net increase in cash flows from changes in operating assets and liabilities during 2013 compared to a $124,607,000 net decrease in cash flows from changes in operating assets and liabilities during 2012. In addition, during 2013 and 2012, the Company generated cash of $6,635,000 and $8,932,000, respectively, from the exercise of stock options and $33,982,000 and $19,651,000, respectively, from proceeds from the disposition of assets.

For 2013, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $253,227,000, including $147,786,000 for inland tank barge and towboat construction and progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units completed in the 2013 second quarter, and $105,441,000 primarily for upgrading the existing marine transportation fleet. The Company’s debt-to-capitalization ratio decreased to 27.0% at December 31, 2013 from 39.9% at December 31, 2012, primarily due to a decrease of $385,960,000 of debt outstanding and the increase in total equity from net earnings attributable to Kirby for 2013 of $253,061,000, exercise of stock options, and the amortization of unearned equity compensation.  As of December 31, 2013, the Company had $41,150,000 outstanding under its revolving credit facility, $208,000,000 outstanding under its term loan and $500,000,000 of senior notes outstanding.

During 2013, the Company took delivery of 70 new inland tank barges with a total capacity of approximately 1,400,000 barrels, retired 46 inland tank barges and returned four leased inland tank barges, reducing its capacity by approximately 800,000 barrels. As a result, the Company added a net 20 inland tank barges and approximately 600,000 barrels of capacity.  The Company’s inland operation also took delivery of three new inland towboats.

The Company projects that capital expenditures for 2014 will be in the $200,000,000 to $210,000,000 range. The 2014 construction program will consist of 37 inland tank barges with a total capacity of 390,000 barrels and progress payments on the construction of a 185,000 barrel coastal articulated tank barge and tugboat unit scheduled to be placed in service in mid-to-late 2015 at a cost of $75,000,000 to $80,000,000. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2014 payments on new inland tank barges will be approximately $45,000,000, and approximately $45,000,000 in  progress payments on the construction of the 185,000 barrel coastal articulated tank barge and tugboat unit. The balance of approximately $110,000,000 to $120,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Outlook

Petrochemical and black oil inland tank barge utilization levels remained strong during 2013 in the 90% to 95% range. While the United States economy remains sluggish with consistently high unemployment levels, the United States petrochemical industry continues to see strong production levels for both domestic consumption and exports. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production remained strong throughout 2013, thereby producing increased marine transportation volumes of basic petrochemicals to both domestic consumers and terminals for export destinations. The black oil market also remained strong throughout 2013, primarily due to continued stable United States refinery utilization levels, aided by the export of refined petroleum products and heavy fuel oils, and demand for the inland transportation of crude oil and gas condensate from shale formations in South Texas, as well as the movement of Canadian, Bakken and Utica crude oil and gas condensate from the Midwest to the Gulf Coast.

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

As of December 31, 2013, the Company estimated there were approximately 3,450 inland tank barges in the industry fleet, of which approximately 500 were over 35 years old and approximately 275 of those were over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges that will enter the fleet. During 2013, with continued strong demand for inland petrochemical and black oil tank barges, the Company estimates that approximately 260 inland tank barges were ordered industry-wide during 2013 and early 2014 for delivery throughout 2014. Historically, 75 to 150 older inland tank barges are retired from service each year, with the extent of the retirements dependent on 2014 petrochemical and refinery production levels, crude oil and gas condensate movements and industry-wide tank barge utilization levels.

During 2011 and the first half of 2012, the marine transportation segment was negatively impacted by excess coastal tank barge capacity limiting tank barge utilization to the 75% range. The coastal operations reflected improvements in market conditions during the 2012 second half and 2013, with tank barge utilization improving to the 75% to 80% range in the 2012 third quarter, 85% to 90% in the 2012 fourth quarter, and to the 90% range throughout 2013.  During 2012 and 2013, the Company experienced increased coastal demand for the movement of crude and gas condensate in the Gulf of Mexico, down the Hudson River to East Coast refineries, and starting in late 2013 from the Columbia River to West Coast refineries.  During 2012 and 2013, the Company was also successful in expanding the coastal customer base to include inland customers with coastal requirements. The acquisitions of Allied and Penn during the 2012 fourth quarter also contributed to the higher 2013 revenue and operating income. As of December 31, 2013, the Company estimated there were approximately 265 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates. The Company believes that very few, if any, coastal tank barges in the 195,000 barrel or less category were built during 2012 and 2013.  The Company announced in January 2014 the signing of an agreement to construct an articulated 185,000 barrel coastal tank barge and 10000 horsepower tugboat unit.  Delivery is anticipated to be in mid-to-late 2015.  The Company is aware of several coastal tank barge and tugboat units under construction by competitors for delivery in 2014, 2015 and 2016.

In the diesel engine services segment, with the increase in drilling rigs operating in the Gulf of Mexico, positive inland marine transportation markets during 2012 and 2013, and improving coastal marine transportation markets during the 2012 second half and 2013, service activity levels for the marine diesel engine market reflected a modest improvement and should continue to modestly improve as activity increases. The power generation market should remain stable, benefiting from engine-generator set upgrades and parts sales for both domestic and international customers. The land-based diesel engine services market consists of manufacturing and remanufacturing of oilfield service equipment, including pressure pumping units, and the distribution and service of their components, which include high-speed diesel engines, transmissions and pumps, many of the same components used by marine customers. Currently, an estimated 18 million horsepower is employed in the North American pressure pumping business. With the current low price of natural gas, the exploration of United States natural gas shale formations has declined, resulting in excess pressure pumping horsepower. However, with the current high price of crude oil, the exploration of United States crude oil shale formations has remained active. As a result of the excess pressure pumping horsepower in 2012 and 2013, new orders for pressure pumping units essentially stopped and the supply and distribution portion of the land-based market slowed. The Company believes its land-based diesel engine business is at the bottom of the current cycle and it expects improvement in this market sometime in 2014. The Company will continue to manufacture oil service equipment. However, the primary focus for growth in this business, currently as well as into the future, will be on the remanufacturing and service of existing pressure pumping equipment.

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

Accounts Receivable. The Company extends credit to its customers in the normal course of business. The Company regularly reviews its accounts and estimates the amount of uncollectible receivables each period and establishes an allowance for uncollectible amounts. The amount of the allowance is based on the age of unpaid amounts, information about the current financial strength of customers, and other relevant information. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. Historically, credit risk with respect to these trade receivables has generally been considered minimal because of the financial strength of the Company’s customers; however, a United States or global recession could impact the collectability of certain customers’ trade receivables which could have a material effect on the Company’s results of operations.

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

On December 14, 2012, the Company completed the acquisition of Penn, an operator of tank barges and tugboats participating in the coastal transportation of refinery feedstocks, asphalt and crude oil in the United States. The total value of the transaction was $300,538,000, consisting of $146,750,000 of cash, $29,080,000 through the issuance of 500,000 shares of Company common stock valued at $58.16 per share, and $124,708,000 of cash for the retirement of Penn’s debt. Penn’s fleet, comprised of 18 double hull tank barges with a capacity of 1.9 million barrels and 16 tugboats, operated along the East Coast and Gulf Coast of the United States and primarily transported refinery feedstocks, asphalt and crude oil. Financing of the acquisition was through a combination of new senior notes and the issuance of Company common stock.

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

On the acquisition date, Kirby Offshore Marine's fleet, comprised of 57 coastal tank barges with a capacity of 3.8 million barrels and 63 tugboats, operated along the East Coast, West Coast and Gulf Coast of the United States, as well as in Alaska and Hawaii. Kirby Offshore Marine's tank barge fleet, 54 of which were double hulled and had an average age of approximately nine years, is one of the youngest fleets in the coastal trade. Kirby Offshore Marine's customers include major oil companies and refiners, many of which are current Company customers for inland tank barge services. Kirby Offshore Marine has operating facilities in New York, Seattle and Honolulu.

On April 15, 2011, the Company purchased United, a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and transportation industries, and manufacturer of oilfield service equipment. The purchase price was $271,192,000 in cash, plus a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. As of December 31, 2013, the financial targets were not achieved and no payment will be made. United, headquartered in Oklahoma City, Oklahoma with 21 locations across seven states, distributes and services equipment and parts for Allison, MTU, Daimler, and other diesel and natural gas engines. United also manufactures oilfield service equipment, including hydraulic fracturing equipment. United’s principal customers are oilfield service companies, oil and gas operators and producers, compression companies and on-highway transportation companies. Financing of the acquisition was through the Company’s operating cash flows and borrowings under the Company’s revolving credit facility.

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

Results of Operations

The Company reported 2013 net earnings attributable to Kirby of $253,061,000, or $4.44 per share, on revenues of $2,242,195,000, compared with 2012 net earnings attributable to Kirby of $209,438,000, or $3.73 per share, on revenues of $2,112,658,000, and 2011 net earnings attributable to Kirby of $183,026,000, or $3.33 per share, on revenues of $1,850,417,000.

Marine transportation revenues for 2013 were $1,713,167,000, or 76% of total revenues, compared with $1,408,893,000, or 67% of total revenues for 2012, and $1,194,607,000, or 65% of total revenues for 2011. Diesel engine services revenues for 2013 were $529,028,000, or 24% of total revenues, compared with $703,765,000, or 33% of total revenues for 2012, and $655,810,000, or 35% of total revenues for 2011.

The 2013 operating results included a credit to selling, general and administrative expenses of $18,300,000 before taxes, or $.20 per share, eliminating the fair value of the contingent earnout liability associated with the April 2011 acquisition of United. For 2012 and 2011, the operating results included a credit of $4,300,000 before taxes, or $.05 per share, and a charge of $6,300,000, or $.07 per share, respectively, associated with the change in the fair value of the United contingent earnout liability. The 2013 year included an estimated $.03 per share negative impact during the second quarter from high water on the Mississippi and Illinois Rivers and the closure for repair of the Algiers Lock near New Orleans on the Gulf Intracoastal Waterway, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs. The 2012 year included an estimated $.06 to $.07 per share negative impact from low water throughout the Mississippi River System during the second, third and fourth quarters, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs, and the impact of Hurricane Isaac in the second quarter which made landfall near the mouth of the Mississippi River on August 28, 2012 as a category 1 storm, impacting both the marine transportation and diesel engine services segments, and Hurricane Sandy in the fourth quarter which made landfall in the New Jersey area as a category 1 storm, impacting the Northeast marine transportation operations.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of December 31, 2013, the Company operated 861 inland tank barges, including 44 leased barges, with a total capacity of 17.3 million barrels. This compares with 841 inland tank barges operated as of December 31, 2012, including 49 leased barges, with a total capacity of 16.7 million barrels. The Company operated an average of 256 inland towboats during 2013, of which an average of 77 were chartered, compared with 245 during 2012, of which an average of 64 were chartered. The Company’s coastal tank barge fleet as of December 31, 2013 consisted of 72 tank barges, one of which was single hull and 11 of which were leased, with 6.0 million barrels of capacity, and 76 tugboats, seven of which were chartered. This compares with 81 coastal tank barges operated as of December 31, 2012, two of which were single hull and 12 of which were leased, with 6.3 million barrels of capacity, and 86 coastal tugboats, three of which were chartered. As of December 31, 2013 and 2012, the Company operated eight offshore dry-bulk barge and tugboat units, of which one of the tugboats was chartered in 2012, engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2013 (dollars in thousands):

	2013	2012	% Change 2012 to 2013	2011	% Change 2011 to 2012
Marine transportation revenues	$1,713,167	$1,408,893	22%	$1,194,607	18%

Costs and expenses:
Costs of sales and operating expenses	1,029,040	848,540	21	717,443	18
Selling, general and administrative	112,272	105,934	6	91,688	16
Taxes, other than on income	14,026	12,807	10	11,991	7
Depreciation and amortization	149,574	129,857	15	111,292	17
	1,304,912	1,097,138	19	932,414	18
Operating income	$408,255	$311,755	31%	$262,193	19%
Operating margins	23.8%	22.1%		21.9%

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for 2013, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2013 Revenue Distribution	Products Moved	Drivers
Petrochemicals	47%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables —70% Consumer durables — 30%
Black Oil	25%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	24%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	4%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

2013 Compared with 2012

Marine Transportation Revenues

Marine transportation revenues for 2013 increased 22% when compared with 2012, reflecting the expansion of the coastal transportation business with the acquisition of Allied on November 1, 2012 and Penn on December 14, 2012. The inland tank barge fleet contributed approximately 70% and the coastal fleet approximately 30% of 2013 marine transportation revenues. Equipment utilization during 2013 for the inland petrochemical, black oil and refined petroleum products fleets remained in the 90% to 95% range, consistent with 2012.  The coastal equipment utilization for 2013 was in the 90% range, a major improvement over the 80% range reported for 2012.

The petrochemical market, the Company’s largest market, contributed 47% of marine transportation revenues for 2013, reflecting continued strong volumes from Gulf Coast petrochemical plants for both domestic consumers and to terminals for export destinations. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers. The 2013 year also included a full year of revenues from the 10 coastal tank barges purchased from Allied that transport petrochemicals coastwise.

The black oil market, which contributed 25% of marine transportation revenues for 2013, also reflected continued strong demand, driven by steady refinery production levels, the export of refined petroleum products and fuel oils, and increased demand for crude oil transportation from the Eagle Ford shale formations in South Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and for the movement of Canadian, Bakken and Utica crude oil and gas condensate downriver from the Midwest to the Gulf Coast. The coastal fleet also moved Bakken crude from Albany, New York to Northeast refineries during 2013 and in the 2013 fourth quarter began moving Bakken crude from the Columbia River to West Coast refineries. The 2013 year also included a full year of revenues from the 18 coastal tank barges acquired with the acquisition of Penn, expanding the Company’s coastal black oil movements of refinery feedstocks, asphalt, crude oil and gas condensate.

The refined petroleum products market, which contributed 24% of marine transportation revenues for 2013, reflected higher demand for the movement of products in the inland and coastal markets, benefiting from additional volumes from major customers and aided by the export of refined petroleum products and heavy fuel oils. The coastal refined products market was also driven by continued success in expanding the coastal customer base to inland customers with coastal requirements, as well as a colder winter in the Northeast that increased the demand for distillate products.

The agricultural chemical market, which contributed 4% of 2013 marine transportation revenues, saw weak demand during January and February due to winter weather and low water conditions in the Midwest. Demand increased significantly in March for both domestically produced and imported products and continued throughout the second quarter.  Demand decreased during the 2013 third quarter due to seasonality and the Midwest drought but improved during the fourth quarter with the traditional fall fill.

For 2013, the inland operations incurred 7,843 delay days, 23% more than the 6,358 delay days that occurred during 2012. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors. High water conditions on the Mississippi and Illinois Rivers during the entire 2013 second quarter, and the closure of the Algiers Lock located on the Gulf Intracoastal Waterway due to structural damage during the entire second quarter and through the majority of July, created heavy congestion and multi-day delays in the New Orleans area and along the alternate route to the Mississippi River at the Bayou Sorrels and Port Allen Locks. In addition, low water levels on the upper Mississippi River System led to the light loading of tank barges destined for that area during the months of September and October 2013.

During 2013 and 2012, approximately 75% of marine transportation’s inland revenues were under term contracts and 25% were spot contract revenues. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 58% of the revenues under term contracts during 2013 compared with 57% during 2012. The 75% term contract and 25% spot contract mix provides the inland operations with a predictable revenue stream.

During 2013, approximately 75% of the coastal revenues were under term contracts and 25% were spot contract revenues. Coastal time charters represented approximately 90% of the revenues under term contracts. For 2012, approximately 60% of the coastal revenues were under term contracts and 40% were spot contract revenues. The increase in term contracts reflected the stronger demand for coastal tank barges, as well as the 2012 fourth quarter acquisitions of Allied and Penn.

Rates on inland term contracts renewed throughout 2013 increased in the 4% to 6% average range compared with term contracts renewed throughout 2012. Spot contract rates in 2013, which include the cost of fuel, increased modestly compared with 2012. Effective January 1, 2013, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1%, excluding fuel.

Rates on coastal term contracts renewed throughout 2013 increased in the 7% to 9% average range compared with term contracts renewed throughout 2012.  Spot contract rates, which include the cost of fuel, continued to improve during 2013 and remained above term contract rates.

Marine Transportation Costs and Expenses

Costs and expenses for 2013 increased 19% compared with the 2012, reflecting higher costs and expenses associated with increased marine transportation demand, and to a lesser extent the Allied and Penn acquisitions in late 2012. Costs of sales and operating expenses for 2013 increased 21% compared with 2012.

The inland operations operated an average of 256 towboats during 2013, of which an average of 77 were chartered, compared with 245 during 2012, of which an average of 64 were chartered. The increase in the number of towboats operated was a reflection of the higher tank barge utilization levels in the petrochemical, black oil and refined petroleum products markets during 2013 compared with 2012, as well as higher demand for towboats associated with the high water and lock closure issues noted above. As demand increases or decreases, or as weather or water conditions dictate, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its inland horsepower requirements.

During 2013, the inland operations consumed 43.3 million gallons of diesel fuel compared to 43.1 million gallons consumed during 2012. The average price per gallon of diesel fuel consumed during 2013 was $3.21 compared with $3.24 for 2012. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for 2013 increased 6% compared with 2012, reflecting the acquisitions of Allied and Penn, and 2013 severance charges of $370,000 associated with the integration of Penn's administrative functions into the Company. The 2012 year included $2,920,000 of severance charges associated with the integration of Kirby Offshore Marine’s administrative functions into the Company.

Depreciation and amortization for 2013 increased 15% compared with 2012.  The increase was primarily attributable to increased capital expenditures, including new inland tank barges and towboats, and the acquisitions of Allied and Penn during late 2012.

        Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for 2013 increased 31% compared with 2012. The operating margin was 23.8% for 2013 compared with 22.1% for 2012. The higher operating income and operating margin was a reflection of continued high inland equipment utilization, leading to higher inland term and spot contract rates negotiated throughout 2012 and 2013, as well as higher coastal equipment utilization, including the Allied and Penn equipment, that led to higher coastal term and spot contract rates negotiated throughout 2013.

2012 Compared with 2011

Marine Transportation Revenues

Marine transportation revenues for 2012 increased 18% compared with 2011, reflecting the expansion into the coastal transportation business with the acquisition of Kirby Offshore Marine on July 1, 2011, the acquisition of the marine transportation fleet of Allied on November 1, 2012 and the acquisition of Penn on December 14, 2012. The coastal tank barge fleet contributed approximately 21% of the 2012 and 11% of 2011 marine transportation revenues. The increase also reflected strong United States petrochemical production levels and stable refinery production levels, resulting in equipment utilization levels in the 90% to 95% range for the inland petrochemical and black oil fleets, as well as favorable term and spot contract pricing. In addition, average diesel fuel prices for 2012 increased 5% compared with 2011, positively impacting marine transportation revenues since fuel price increases are covered by fuel escalation and de-escalation clauses in the Company’s term contracts, or the customer pays for the fuel.

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

The refined petroleum products market, which contributed 26% of 2012 marine transportation revenues, reflected higher demand for the movement of products in the inland market, benefiting from additional volumes from major customers. The coastal refined products market saw overall equipment utilizations in the 75% to 80% range for the majority of 2012, with demand increasing in the 2012 fourth quarter.

The black oil market, which contributed 19% of 2012 marine transportation revenues, also reflected stronger demand, driven by steady refinery production levels, the export of heavy fuel oil, demand for crude oil transportation from the Eagle Ford shale formations in South Texas both along the Gulf Intracoastal Waterway and in the Gulf of Mexico, and for the movement of Canadian and Bakken crude downriver from the Midwest to the Gulf Coast. The coastal fleet also moved Bakken crude from Albany, New York to Northeast refineries during the 2012 second half. With the acquisition on December 14, 2012 of Penn, the Company expanded its coastal black oil movements, including refinery feedstocks, asphalt and crude oil.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2013 (dollars in thousands):

	2013	2012	% Change 2012 to 2013	2011	% Change 2011 to 2012
Diesel engine services revenues	$529,028	$703,765	(25)%	$655,810	7%

Costs and expenses:
Costs of sales and operating expenses	419,765	561,122	(25)	510,997	10
Selling, general and administrative	53,595	62,560	(14)	63,764	(2)
Taxes, other than on income	1,805	1,667	8	1,143	46
Depreciation and amortization	11,096	12,030	(8)	11,801	2
	486,261	637,379	(24)	587,705	8
Operating income	$42,767	$66,386	(36)%	$68,105	(3)%
Operating margins	8.1%	9.4%		10.4%

The following table shows the markets serviced by the Company, the revenue distribution for 2013, and the customers for each market:

Markets Serviced	2013 Revenue Distribution	Customers
Land-Based	63%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, Compression, On-and Off-Highway Transportation
Marine	27%	Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers
Power Generation	10%	Standby Power Generation, Pumping Stations

2013 Compared with 2012

Diesel Engine Services Revenues

Diesel engine services revenues for 2013 decreased 25% compared with 2012, primarily attributable to a continuation of lower demand for the manufacturing of oil service equipment and the sale and service of land-based diesel engines, transmissions and parts.  The market for the remanufacturing of older pressure pumping units remained relatively stable, but at lower levels. This decline in revenues for 2013 reflected the current state of the pressure pumping market and current oversupply of pressure pumping units, the result of over building in 2011 and of low natural gas prices and corresponding decline in drilling for natural gas in North America. The marine diesel engine services market remained stable, benefiting from major service projects for Midwest and Gulf Coast inland customers, and East Coast, Gulf Coast and West Coast offshore customers.   The power generation market, consisting of major engine-generator set upgrades and parts sales for both domestic and international power generation customers, was stable.

Diesel Engine Services Costs and Expenses

Costs and expenses for 2013 decreased 24% compared with 2012 and costs of sales and operating expenses decreased 25%, corresponding with the decrease in land-based revenues noted above. Selling, general and administrative expenses for 2013 decreased 14% compared with 2012, as 2013 included an $18,300,000 credit resulting from a decrease in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United, thereby eliminating the remaining liability. This compares with a $4,300,000 credit for 2012 resulting from a net decrease in the fair value of the contingent earnout liability.  The 2013 year also included a reduction in force charge in the marine high-speed sector, as well as higher warranty reserves and certain employee related costs in the land-based sector related to personnel changes.

Diesel Engine Services Operating Income and Operating Margins

Diesel engine services operating income for 2013 decreased 36% compared with 2012.  The operating margin for 2013 was 8.1% compared with 9.4% for 2012.  The lower operating income and operating margin primarily reflected the significant reduction in the number of pressure pumping units manufactured and the decline in the sale and service of land-based diesel engines, transmissions and parts during 2013 compared with 2012. In addition, 2013 and 2012 included the $18,300,000 and $4,300,000, respectively, earnout credit noted above.

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

General Corporate Expenses

General corporate expenses for 2013, 2012 and 2011 were $15,728,000, $13,294,000 and $17,915,000, respectively. The 18% increase for 2013 compared with 2012 was primarily due to higher employee incentive compensation accruals, employee recruiting costs, and additional corporate personnel and related costs to support the Allied and Penn acquisitions.  The 26% decrease for 2012 compared with 2011 reflected higher 2011 legal, investment banking and transactions fees associated with the 2011 acquisitions described above.

Gain (Loss) on Disposition of Assets

The Company reported a net gain on disposition of assets of $888,000 in 2013 compared with a net loss on disposition of assets of $14,000 in 2012 and $40,000 in 2011. The net gains and losses were predominantly from the sale or retirement of marine equipment and the sale of a diesel engine services facility in 2013.

Other Income and Expenses

The following table sets forth equity in earnings of affiliates, other income (expense), noncontrolling interests and interest expense for the three years ended December 31, 2013 (dollars in thousands):

	2013	2012	% Change 2012 to 2013	2011	% Change 2011 to 2012
Equity in earnings of affiliates	$348	$276	26%	$347	(20)%
Other income (expense)	20	(198)	—%	(41)	383%
Noncontrolling interests	(3,238)	(3,181)	2%	(2,466)	29%
Interest expense	(27,872)	(24,385)	14%	(17,902)	36%

Equity in Earnings of Affiliates

Equity in earnings of affiliates consisted of the Company’s 50% ownership of a barge fleeting operation.

Noncontrolling Interests

Noncontrolling interests for 2013 increased 2% compared with 2012 and increased 29% for 2012 compared with 2011, primarily the result of the purchase in February 2011 of a 51% interest in Kinder Morgan’s shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel and the increase in the demand for the facility since the date of acquisition. Kinder Morgan retained the remaining 49% interest.

Interest Expense

Interest expense for 2013 increased 14% compared with 2012, primarily the result of borrowings under the revolving credit facility to finance the November 2012 Allied acquisition, as well as the new senior notes to finance the December 2012 Penn acquisition.  Interest expense for 2012 increased 36% compared with 2011, primarily the result of borrowing under the revolving credit facility to finance the April 2011 United acquisition and the November 2012 Allied acquisition, as well as the $540,000,000 term loan to finance the July 2011 K-Sea acquisition. During 2013, 2012 and 2011, the average debt and average interest rate, including the effect of interest rate swaps in 2012 and 2011, were $974,012,000 and 2.8%, $800,123,000 and 3.0%, and $518,303,000 and 3.4%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets at December 31, 2013 were $3,682,517,000 compared with $3,653,128,000 at December 31, 2012 and $2,960,411,000 at December 31, 2011. The following table sets forth the significant components of the balance sheet as of December 31, 2013 compared with 2012 and 2012 compared with 2011 (dollars in thousands):

	2013	2012	% Change 2012 to 2013	2011	% Change 2011 to 2012
Assets:
Current assets	$544,006	$596,256	(9)%	$529,329	13%
Property and equipment, net	2,370,803	2,315,165	2	1,822,173	27
Investment in affiliates	2,156	1,808	19	3,682	(51)
Goodwill	591,405	596,030	(1)	483,468	23
Other assets	174,147	143,869	21	121,759	18
	$3,682,517	$3,653,128	1%	$2,960,411	23%

Liabilities and stockholders’ equity:
Current liabilities	$345,989	$355,020	(3)%	$358,800	(1)%
Long-term debt-less current portion	749,150	1,070,110	(30)	763,000	40
Deferred income taxes	544,110	426,096	28	292,355	46
Other long-term liabilities	21,115	94,848	(78)	92,098	3
Total equity	2,022,153	1,707,054	18	1,454,158	17
	$3,682,517	$3,653,128	1%	$2,960,411	23%

2013 Compared with 2012

Current assets as of December 31, 2013 decreased 9% compared with December 31, 2012. Trade accounts receivable decreased 1%, primarily a reflection of better collection efforts.   Inventory in the diesel engine services segment decreased 23%, primarily due to a reduction in the number of engines and transmissions on hand at the Company’s land-based diesel engine service facilities that were purchased in 2012 for specific customers and sold in 2013, and the sale of pressure pumping units held on hand.

Property and equipment, net of accumulated depreciation, at December 31, 2013 increased 2% compared with December 31, 2012. The increase reflected $253,227,000 of capital expenditures for 2013, more fully described under Capital Expenditures below, less $155,068,000 of depreciation expense for 2013 and $32,798,000 of property disposals during 2013.

Other assets at December 31, 2013 increased 21% compared with December 31, 2012 primarily due to deferred major maintenance dry-dock expenditures on ocean-going vessels during 2013 and the recording of a pension asset of $4,563,000 due to the Company’s pension plan being in a fully funded position at December 31, 2013.

Current liabilities as of December 31, 2013 decreased 3% compared with December 31, 2012.  At December 31, 2013, none of the long-term debt was classified as current due to prepayments of the term loan during 2013, compared with $65,000,000 classified as current portion of long-term debt at December 31, 2012. Accounts payable increased 13% primarily from higher voyage expenditures associated with higher marine transportation activity levels and higher shipyard accruals.  Accrued liabilities increased 13% primarily from higher employee incentive compensation accruals, accrued interest and marine insurance claim reserves. Deferred revenues increased 118%, primarily reflecting increased advanced billings for coastal transportation customers.

Long-term debt, less current portion, as of December 31, 2013 decreased 30% compared with December 31, 2012, reflecting payments on the revolving credit facility and term loan during 2013.

Deferred income taxes as of December 31, 2013 increased 28% compared with December 31, 2012. The increase was primarily due to the 2013 deferred tax provision of $103,056,000, the result of bonus tax depreciation on qualifying expenditures due to the American Taxpayers Relief Act of 2012 that provides 50% bonus tax depreciation for capital investments placed in service through December 31, 2013.

Other long-term liabilities as of December 31, 2013 decreased 78% compared with December 31, 2012. The decrease was due to the reversal of pension plan accruals of $49,100,000 as the Company’s pension plan was fully funded at December 31, 2013, the reversal during 2013 of the $18,300,000 contingent earnout liability associated with the acquisition of United, and a $5,000,000 payment associated with the $10,000,000 contingent liability recorded at the acquisition date of Allied pertaining to developments with the sugar provisions in the United States Farm Bill.

Total equity as of December 31, 2013 increased 18% compared with December 31, 2012. The increase was primarily the result of $253,061,000 of net earnings attributable to Kirby for 2013, a $5,493,000 decrease in treasury stock, a $12,830,000 increase in additional paid-in capital and a $44,334,000 increase in accumulated other comprehensive income ("OCI"). The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock. The increase in additional paid-in capital was due to the excess of proceeds received upon exercise of stock options and the issuance of restricted stock over the cost of the treasury stock issued. The increase in accumulated OCI primarily resulted from the net change in fair value of interest rate swap agreements, net of taxes, more fully described under Fair Value of Derivative Instruments below, and the decrease in unrecognized losses related to the Company’s defined benefit plans.

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

Total equity as of December 31, 2012 increased 17% compared with December 31, 2011. The increase was the result of $209,438,000 of net earnings attributable to Kirby for 2012, and a $4,951,000 decrease in accumulated OCI, a $7,415,000 decrease in treasury stock, and stock issued with a fair value of $29,080,000 in connection with the acquisition of Penn. The decrease in accumulated OCI primarily resulted from the increase in unrecognized losses related to the Company’s defined benefit plans. The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock.

Retirement Plans

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities. The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. No pension contribution was made in 2013 for the 2013 year as funding of the pension plan’s ABO was 127% at December 31, 2013.  The pension contribution for the 2012 year was $25,000,000 and resulted in funding 101% of the pension plan’s ABO at December 31, 2012. The fair value of plan assets was $254,523,000 and $217,811,000 at December 31, 2013 and December 31, 2012, respectively.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company used discount rates of 5.0% and 4.1% in 2013 and 2012, respectively, in determining its benefit obligations. The Company estimates that every 0.1% decrease in the discount rate results in an increase in the ABO of approximately $3,200,000. The Company assumed that plan assets would generate a long-term rate of return of 7.5% in 2013 and 2012. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants and comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

Long-Term Financing

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. The Company issued $82,500,000 of Senior Notes Series A and $192,500,000 of Senior Notes Series B on December 13, 2012, the proceeds of which were used to fund the acquisition of Penn. The Company issued $67,500,000 of Senior Notes Series A and $157,500,000 of Senior Notes Series B on February 27, 2013, the proceeds of which were used to refinance $200,000,000 of floating rate senior notes due February 28, 2013, with the balance used to pay down the Company’s unsecured revolving credit facility. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of December 31, 2013, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $325,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over the London Interbank Offered Rate (“LIBOR”) or 0.5% over an alternate base rate calculated with reference to the agent bank’s prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.3%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of December 31, 2013, the Company was in compliance with all Revolving Credit Facility covenants and had $41,150,000 outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $3,930,000 as of December 31, 2013.

The Company has a credit agreement (“Term Loan”) with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of July 1, 2016. The Term Loan provides for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on LIBOR or an Alternate Base Rate. The interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. The Term Loan contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. As of December 31, 2013, the Company was in compliance with all Term Loan covenants and had $208,000,000 outstanding under the Term Loan, none of which was classified as current portion of long-term debt.

The Company had $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) that were retired on February 28, 2013, the maturity date of the Senior Notes, with the proceeds from the Senior Notes Series A and Senior Notes Series B described above.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 29, 2014. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of December 31, 2013. Outstanding letters of credit under the Credit Line were $869,000 as of December 31, 2013.

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

As of December 31, 2013, the Company had a forward contract with a notional amount of $469,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. This contract expired in January 2014. This forward contract was designated as a cash flow hedge, therefore, the change in fair value, to the extent the forward contract was effective, was recognized in OCI until the forward contract expired and was recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at December 31, 2013 and 2012 (in thousands):

Liability Derivatives	Balance Sheet Location	2013	2012
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Other accrued liabilities	$59	$—
Foreign currency contracts	Other long-term liabilities	—	39
Interest rate contracts	Other accrued liabilities	—	1,486
Total derivatives designated as hedging instruments under ASC 815		$59	$1,525
Total liability derivatives		$59	$1,525

Fair value amounts were derived as of December 31, 2013 and December 31, 2012 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described in Note 4, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Flow Hedging Relationships:	(Effective Portion)	2013	2012	2011
Interest rate contracts	Interest expense	$1,486	$7,716	$7,007
Foreign exchange contracts	Cost of sales and operating expenses	(23)	346	929
Total		$1,463	$8,062	$7,936

Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Flow Hedging Relationships:	(Effective Portion)	2013	2012	2011
Interest rate contracts	Interest expense	$(1,389)	$(8,321)	$(8,586)
Foreign exchange contracts	Cost of sales and operating expenses	—	19	(13)
Total		$(1,389)	$(8,302)	$(8,599)

The Company expects $59,000 of its net loss on a foreign currency contract included in accumulated OCI will be transferred into earnings over the next year based on the maturity date of the forward contract.

Capital Expenditures

Capital expenditures for 2013 were $253,227,000, including $147,786,000 for construction of new inland tank barges and towboats and progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units completed in the 2013 second quarter, and $105,441,000 primarily for upgrading of the existing inland and coastal marine transportation equipment and diesel engine service facilities. Capital expenditures for 2012 were $312,167,000, including $135,622,000 for construction of inland tank barges and towboats, $60,373,000 for progress payments on the two offshore articulated dry-bulk barge and tugboat units, and $116,172,000 primarily for upgrading of the existing inland and coastal marine transportation equipment and diesel engine services facilities. Capital expenditures for 2011 were $226,238,000, including $114,703,000 for construction of inland tank barges and towboats, $33,335,000 for progress payments on the construction of the two offshore articulated dry-bulk barge and tugboat units, and $78,200,000 primarily for upgrading of the existing inland and coastal marine transportation equipment. Financing of the construction of the inland tank barges and towboats and offshore dry-bulk barges and tugboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During 2013, the Company took delivery of 70 new inland tank barges with a total capacity of approximately 1,400,000 barrels, retired 46 inland tank barges and returned four leased inland tank barges, reducing its capacity by approximately 800,000 barrels.  As a result, for 2013 the Company added a net 20 inland tank barges and approximately 600,000 barrels of capacity.  The Company’s inland operation also took delivery of three inland towboats during 2013.

The Company projects that capital expenditures for 2014 will be in the $200,000,000 to $210,000,000 range. The 2014 construction program will consist of 37 inland tank barges with a total capacity of approximately 390,000 barrels and progress payments on the construction of a 185,000 barrel coastal articulated tank barge and tugboat unit scheduled to be placed in service in mid-to-late 2015 at a cost of $75,000,000 to $80,000,000.  Based on current commitments, steel prices and projected delivery schedules, the Company’s 2014 payments on new inland tank barges will be approximately $45,000,000, and approximately $45,000,000 in  progress payments on the construction of the 185,000 barrel coastal articulated tank barge and tugboat unit. The balance of approximately $110,000,000 to $120,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

        Treasury Stock Purchases

The Company did not purchase any treasury stock during 2013, 2012 or 2011.  As of February 21, 2014, the Company had approximately 2,685,000 shares available under the existing repurchase authorization.  Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $601,032,000, $325,730,000 and $311,995,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The 2013 year experienced a net increase in cash flows from changes in operating assets and liabilities of $56,566,000 compared with a net decrease in the 2012 year of $124,607,000.  The net increase was primarily due to a decrease in inventory during 2013 due to the sale during 2013 of inventories that were purchased in 2012 for specific customers and the sale of pressure pumping units on hand. In addition, deferred revenue increased during 2013 due to increased advance billings for coastal transportation customers compared to a decrease in deferred revenue during 2012. Also, there was no pension plan contribution in 2013 compared to a $25,000,000 pension plan contribution in 2012.

The 2012 year experienced a net decrease in cash flows from changes in operating assets and liabilities of $124,607,000 primarily due to a decrease in accounts payable during 2012 due to lower business activity levels at United and the timing of payments for inventory received at United which was acquired in April 2011.  In addition, deferred revenues had a larger decrease in 2012 versus 2011 reflecting reduced deposits received from customers for the construction of new oilfield service equipment in the land-based diesel engine services market.  The 2011 year experienced a net decrease in cash flows from changes in operating assets and liabilities of $79,618,000 primarily due to larger increases in trade accounts receivable and inventory from stronger business activity levels in 2011 versus 2010 and a pension contribution of $27,500,000 in December 2011.

Funds generated are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of February 21, 2014, $287,654,000 under its Revolving Credit Facility and $8,221,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $325,000,000 and expires November 9, 2015. As of December 31, 2013, the Company had $283,850,000 available under the Revolving Credit Facility. The Senior Notes Series A and Senior Notes Series B do not mature until February 27, 2020 and February 27, 2023, respectively, and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty.

There are numerous factors that may negatively impact the Company’s cash flow in 2014. For a list of significant risks and uncertainties that could impact cash flows, see Note 14, Contingencies and Commitments in the financial statements, and Item 1A — Risk Factors. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 6, Long-Term Debt in the financial statements.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $40,343,000 at December 31, 2013, including $6,108,000 in letters of credit and $34,235,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Contractual Obligations

The contractual obligations of the Company and its subsidiaries at December 31, 2013 consisted of the following (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$749,150	$—	$249,150	$—	$500,000
Non-cancelable operating leases — barges	77,597	18,365	28,379	20,427	10,426
Non-cancelable operating leases — towing vessels	138,794	75,175	59,592	4,027	—
Non-cancelable operating leases — land, buildings and equipment	49,213	7,595	12,783	9,952	18,883
Barge and towing vessel construction contracts	126,710	90,500	36,210	—	—
	$1,141,464	$191,635	$386,114	$34,406	$529,309

Approximately half of the towboat charter agreements are for terms of one year or less. The Company’s towboat rental agreements provide the Company with the option to terminate most agreements with notice ranging from seven to 90 days. The Company estimates that 80% of the charter rental cost is related to towboat crew costs, maintenance and insurance.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an ABO basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult resulting in the Company electing to only make an expected pension contribution forecast of one year. As of December 31, 2013, the pension plan was funded at 127% of the ABO.

Accounting Standard

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

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would impact the 2014 interest expense by $64,000 based on balances outstanding at December 31, 2013, and would change the fair value of the Company’s debt by approximately 1.3%.

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

As of December 31, 2013, the Company had a forward contract with a notional amount of $469,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. This contract expired in January 2014. This forward contract was designated as a cash flow hedge, therefore, the change in fair value, to the extent the forward contract was effective, was recognized in OCI until the forward contract expired and was recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at December 31, 2013 and 2012 (in thousands):

Liability Derivatives	Balance Sheet Location	2013	2012
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Other accrued liabilities	$59	$—
Foreign currency contracts	Other long-term liabilities	—	39
Interest rate contracts	Other accrued liabilities	—	1,486
Total derivatives designated as hedging instruments under ASC 815		$59	$1,525
Total liability derivatives		$59	$1,525

Fair value amounts were derived as of December 31, 2013 and December 31, 2012 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described in Note 4, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Flow Hedging Relationships:	(Effective Portion)	2013	2012	2011
Interest rate contracts	Interest expense	$1,486	$7,716	$7,007
Foreign exchange contracts	Cost of sales and operating expenses	(23)	346	929
Total		$1,463	$8,062	$7,936

Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Flow Hedging Relationships:	(Effective Portion)	2013	2012	2011
Interest rate contracts	Interest expense	$(1,389)	$(8,321)	$(8,586)
Foreign exchange contracts	Cost of sales and operating expenses	—	19	(13)
Total		$(1,389)	$(8,302)	$(8,599)

The Company expects $59,000 of its net loss on a foreign currency contract included in accumulated OCI will be transferred into earnings over the next year based on the maturity date of the forward contract.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report (see Item 15, page 99).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                          Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2013, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report which is included herein.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10 Through 14.

The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2013, except for the information regarding executive officers which is provided under Item 1.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kirby Corporation:

We have audited Kirby Corporation and consolidated subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kirby Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kirby Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 24, 2014 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston, Texas
February 24, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kirby Corporation:

We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kirby Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Houston, Texas
February 24, 2014

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,022	$11,059
Accounts receivable:
Trade — less allowance for doubtful accounts of $5,055 ($4,720 in 2012)	311,549	313,182
Other	43,053	43,074
Inventories — net, at lower of average cost or market	135,887	177,397
Prepaid expenses and other current assets	40,037	39,248
Deferred income taxes	9,458	12,296
Total current assets	544,006	596,256

Property and equipment:
Marine transportation equipment	3,170,433	3,029,219
Land, buildings and equipment	205,460	189,894
	3,375,893	3,219,113
Accumulated depreciation	1,005,090	903,948
Property and equipment — net	2,370,803	2,315,165
Investment in affiliates	2,156	1,808
Goodwill	591,405	596,030
Other assets	174,147	143,869
Total assets	$3,682,517	$3,653,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$65,000
Income taxes payable	2,915	2,369
Accounts payable	177,375	156,763
Accrued liabilities:
Interest	5,494	1,628
Insurance premiums and claims	49,162	44,589
Employee compensation	42,613	39,561
Taxes — other than on income	12,160	10,760
Other	19,572	17,493
Deferred revenues	36,698	16,857
Total current liabilities	345,989	355,020
Long-term debt — less current portion	749,150	1,070,110
Deferred income taxes	544,110	426,096
Other long-term liabilities	21,115	94,848
Total long-term liabilities	1,314,375	1,591,054

Contingencies and commitments	—	—
Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,776,000 in 2013 and 2012	5,978	5,978
Additional paid-in capital	410,615	397,785
Accumulated other comprehensive income — net	(16,793)	(61,127)
Retained earnings	1,692,140	1,439,079
Treasury stock — at cost, 2,930,000 shares in 2013 and 3,191,000 in 2012	(81,254)	(86,747)
Total Kirby stockholders’ equity	2,010,686	1,694,968
Noncontrolling interests	11,467	12,086
Total equity	2,022,153	1,707,054
Total liabilities and equity	$3,682,517	$3,653,128

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$1,713,167	$1,408,893	$1,194,607
Diesel engine services	529,028	703,765	655,810
Total revenues	2,242,195	2,112,658	1,850,417

Costs and expenses:
Costs of sales and operating expenses	1,448,805	1,409,662	1,228,440
Selling, general and administrative	177,766	178,483	170,386
Taxes, other than on income	15,893	14,519	13,179
Depreciation and amortization	164,437	145,147	126,029
Loss (gain) on disposition of assets	(888)	14	40
Total costs and expenses	1,806,013	1,747,825	1,538,074
Operating income	436,182	364,833	312,343
Equity in earnings of affiliates	348	276	347
Other income (expense)	20	(198)	(41)
Interest expense	(27,872)	(24,385)	(17,902)
Earnings before taxes on income	408,678	340,526	294,747
Provision for taxes on income	(152,379)	(127,907)	(109,255)

Net earnings	256,299	212,619	185,492
Less: Net earnings attributable to noncontrolling interests	(3,238)	(3,181)	(2,466)
Net earnings attributable to Kirby	$253,061	$209,438	$183,026

Net earnings per share attributable to Kirby common stockholders:
Basic	$4.46	$3.75	$3.35
Diluted	$4.44	$3.73	$3.33

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	($ in thousands)

Net earnings	$256,299	$212,619	$185,492
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	43,274	(10,270)	(27,383)
Foreign currency translation adjustments	108	102	(350)
Change in fair value of derivative instruments	952	5,217	5,199
Total comprehensive income (loss), net of taxes	44,334	(4,951)	(22,534)

Total comprehensive income, net of taxes	300,633	207,668	162,958
Net earnings attributable to noncontrolling interests	(3,238)	(3,181)	(2,466)
Comprehensive income attributable to Kirby	$297,395	$204,487	$160,492

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	($ in thousands)
Cash flows from operating activities:
Net earnings	$256,299	$212,619	$185,492
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	164,437	145,147	126,029
Provision (credit) for doubtful accounts	1,260	(42)	266
Provision for deferred income taxes	103,056	77,005	70,004
Loss (gain) on disposition of assets	(888)	14	40
Equity in earnings of affiliates, net of distributions and contributions	(348)	1,874	(347)
Amortization of unearned share-based compensation	11,621	9,796	9,228
Other	9,029	3,924	901
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	2,235	(8,744)	(58,351)
Inventory	43,275	(46,372)	(26,355)
Other assets	(47,526)	(5,180)	(7,247)
Income taxes payable	313	(4,347)	3,026
Accounts payable	23,088	(10,484)	21,492
Accrued and other liabilities	35,181	(49,480)	(12,183)
Net cash provided by operating activities	601,032	325,730	311,995

Cash flows from investing activities:
Capital expenditures	(253,227)	(312,167)	(226,238)
Acquisitions of businesses and marine equipment, net of cash acquired	(3,643)	(380,925)	(859,512)
Proceeds from disposition of assets	33,982	19,651	11,821
Retirement of interest rate swaps assumed in acquisition	—	—	(14,803)
Net cash used in investing activities	(222,888)	(673,441)	(1,088,732)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	(150,960)	97,110	95,000
Borrowings on long-term debt	225,000	275,000	531,646
Payments on long-term debt	(460,000)	(39,005)	(33,128)
Return of investment to noncontrolling interests	(3,857)	(2,728)	(2,115)
Proceeds from noncontrolling interest investments	—	—	268
Proceeds from exercise of stock options	6,635	8,932	4,367
Payment of contingent liability	(5,000)	—	—
Excess tax benefit from equity compensation plans	3,001	3,212	1,348
Net cash provided by (used in) financing activities	(385,181)	342,521	597,386

Decrease in cash and cash equivalents	(7,037)	(5,190)	(179,351)
Cash and cash equivalents, beginning of year	11,059	16,249	195,600
Cash and cash equivalents, end of year	$4,022	$11,059	$16,249

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$21,393	$21,364	$16,455
Income taxes	$46,136	$52,105	$34,926
Noncash investing activity:
Stock issued in acquisitions	$—	$29,080	$113,019
Cash acquired in acquisitions	$—	$2,301	$4,044
Disposition of assets for receivables	$—	$—	$682

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	($ in thousands)
Common stock:
Balance at beginning of year	$5,978	$5,928	$5,734
Issuance of shares in acquisitions	—	50	194
Balance at end of year	$5,978	$5,978	$5,928

Additional paid-in capital:
Balance at beginning of year	$397,785	$357,294	$237,014
Issuance of shares in acquisitions	—	29,030	112,825
Excess of proceeds received upon exercise of stock options and issuance of restricted stock over cost of treasury stock issued	8,276	6,716	4,359
Tax benefit realized from equity compensation plans	3,001	3,212	1,348
Issuance of restricted stock, net of forfeitures	(10,068)	(8,263)	(7,480)
Amortization of unearned compensation	11,621	9,796	9,228
Balance at end of year	$410,615	$397,785	$357,294

Accumulated other comprehensive income:
Balance at beginning of year	$(61,127)	$(56,176)	$(33,642)
Other comprehensive income (loss), net of taxes	44,334	(4,951)	(22,534)
Balance at end of year	$(16,793)	$(61,127)	$(56,176)

Retained earnings:
Balance at beginning of year	$1,439,079	$1,229,641	$1,046,615
Net earnings attributable to Kirby for the year	253,061	209,438	183,026
Balance at end of year	$1,692,140	$1,439,079	$1,229,641

Treasury stock:
Balance at beginning of year	$(86,747)	$(94,162)	$(99,622)
Cost of treasury stock issued upon exercise of stock options and issuance of restricted stock (261,000 in 2013, 341,000 in 2012 and 248,000 in 2011)	5,493	7,415	5,460
Balance at end of year	$(81,254)	$(86,747)	$(94,162)

Noncontrolling interests:
Balance at beginning of year	$12,086	$11,633	$3,040
Net earnings attributable to noncontrolling interests	3,238	3,181	2,466
Return of investment to noncontrolling interests	(3,857)	(2,728)	(2,115)
Proceeds from noncontrolling interest investments	—	—	268
Acquisition of noncontrolling interests	—	—	7,974
Balance at the end of year	$11,467	$12,086	$11,633

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

Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 2013 and 2012 were $69,481,000 and $81,447,000, respectively, of accruals for revenues earned which have not been invoiced as of the end of each year.

The Company’s marine transportation and diesel engine services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with insurance companies. Included in accounts receivable as of December 31, 2013 and 2012 were $22,396,000 and $20,953,000, respectively, of receivables from insurance companies to cover claims in excess of the Company’s deductible.

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

Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. The Company conducted its annual goodwill impairment test at November 30, 2013 and 2012. For 2013 and 2012, the Company noted no impairment of goodwill. The Company will continue to conduct goodwill impairment tests as of November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary. The gross carrying value of goodwill at December 31, 2013 and 2012 was $608,872,000 and $613,497,000, respectively and accumulated amortization at December 31, 2013 and 2012 was $15,566,000. Accumulated impairment losses were $1,901,000 at December 31, 2013 and 2012.

Net goodwill for the marine transportation segment was $381,243,000 and $385,868,000 at December 31, 2013 and 2012, respectively. Net goodwill for the diesel engine services segment was $210,162,000 at December 31, 2013 and 2012.

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

Diesel engine service products and services are generally sold based upon purchase orders or preferential service agreements with the customer that include fixed or determinable prices and that do not include right of return or significant post-delivery performance obligations. Diesel engine parts sales are recognized when title passes upon shipment to customers or when customer-specific acceptance requirements are met. Service revenue is recognized as the service is provided. Diesel manufacturing and assembly projects revenue is reported on the percentage of completion method of accounting using measurements of progress towards completion appropriate for the work performed.

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

Accrued Insurance. Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (“IBNR”) or fully developed based on past experience. Insurance premiums, IBNR losses and incurred claim losses, in excess of the Company’s deductible for 2013, 2012 and 2011 were $22,971,000, $17,876,000 and $18,673,000, respectively.

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

Accounting Standard

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

(2) Acquisitions

On December 28, 2012, the Company purchased the assets of Flag Service & Maintenance, Inc. (“Flag”) for $6,864,000 in cash. Flag was an East Coast high-speed diesel engine service provider, operating factory-authorized full service marine dealerships for Caterpillar, Cummins, MTU Detroit Diesel ("MTU") and John Deere diesel engines.

On December 14, 2012, the Company completed the acquisition of Penn Maritime Inc. and Maritime Investments LLC (“Penn”), an operator of tank barges and tugboats participating in the coastal transportation of primarily refinery feedstocks, asphalt and crude oil in the United States. The total value of the transaction was $300,538,000, consisting of $146,750,000 of cash, $29,080,000 through the issuance of 500,000 shares of Company common stock valued at $58.16 per share, and $124,708,000 of cash for the retirement of Penn’s debt. Penn’s fleet, comprised of 18 double hull tank barges with a capacity of 1.9 million barrels and 16 tugboats, operated along the East Coast and Gulf Coast of the United States and primarily transported refinery feedstocks, asphalt and crude oil.

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

On the acquisition date, Kirby Offshore Marine’s fleet, comprised of 57 coastal tank barges with a capacity of 3.8 million barrels and 63 tugboats, operated along the East Coast, West Coast and Gulf Coast of the United States, as well as in Alaska and Hawaii. Kirby Offshore Marine’s tank barge fleet, 54 of which were double hulled and had an average age of approximately nine years, is one of the youngest fleets in the coastal trade. Kirby Offshore Marine’s customers include major oil companies and refiners, many of which are current Company customers for inland tank barge services. Kirby Offshore Marine has operating facilities in New York, Seattle and Honolulu.

On April 15, 2011, the Company purchased United Holdings LLC (“United”), a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and on-highway transportation industries, and manufacturer of oilfield service equipment. The purchase price was $271,192,000 in cash, plus a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. As of December 31, 2013, the financial targets were not achieved and no payment will be made.  United, headquartered in Oklahoma City, Oklahoma with 21 locations across seven states, distributes and services equipment and parts for Allison Transmission (“Allison”), MTU, Daimler Trucks NA (“Daimler”), and other diesel and natural gas engines. United also manufactures oilfield service equipment, including pressure pumping units. United’s principal customers are oilfield service companies, oil and gas operators and producers, compression companies and on-highway transportation companies.

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

The pro forma results include the amortization associated with the acquired intangible assets, interest expense associated with the debt used to fund a portion of the acquisitions, the impact of the additional shares issued in connection with the K-Sea acquisition, the impact of certain fair value adjustments such as depreciation adjustments related to adjustments to property and equipment and standardization of accounting policies. The pro forma results do not include any cost savings or potential synergies related to the acquisitions nor any integration costs. The pro forma results should not be considered indicative of the results of operations or financial position of the combined companies had the acquisitions been consummated as of January 1, 2011, and are not necessarily indicative of results of future operations of the Company.

The following table sets forth the Company’s pro forma revenues, net earnings attributable to Kirby, basic net earnings per share and fully diluted net earnings per share attributable to Kirby common stockholders for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	2013 Audited	2012 Audited	2011 Pro forma Unaudited
Revenues	$2,242,195	$2,112,658	$2,105,904
Net earnings attributable to Kirby	$253,061	$209,438	$172,426
Net earnings per share attributable to Kirby common stockholders:
Basic	$4.46	$3.75	$3.10
Diluted	$4.44	$3.73	$3.09

(3) Inventories

The following table presents the details of inventories as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Finished goods	$120,751	$162,859
Work in process	15,136	14,538
	$135,887	$177,397

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
December 31, 2013:
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$59	$—	$59
Contingent liabilities	—	—	4,903	4,903
	$—	$59	$4,903	$4,962

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
December 31, 2012:
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$1,525	$—	$1,525
Contingent liability	—	—	28,067	28,067
	$—	$1,525	$28,067	$29,592

In connection with the acquisition of Allied on November 1, 2012, Allied’s former owners are eligible to receive up to an additional $10,000,000 payable in 2013 through 2015, contingent on developments with the sugar provisions in the United States Farm Bill. The fair value of the contingent liability recorded at the acquisition date was $9,756,000. The fair value of the contingent liability is based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments. A payment of $5,000,000 was made in the 2013 first quarter on the contingent liability. The increase in the fair value of the contingent liability of $136,000 and $11,000 for the years ended December 31, 2013 and 2012, respectively, was charged to selling, general and administrative expense. As of December 31, 2013, the Company had recorded a contingent liability of $4,903,000.

In connection with the acquisition of United on April 15, 2011, United’s former owners were eligible to receive a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. The fair value of the contingent earnout liability recorded at the acquisition date was $16,300,000. The fair value of the earnout was based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments. The decrease in the fair value of the earnout liability of $18,300,000 and $4,300,000 for the years ended December 31, 2013 and 2012, respectively, were credited to selling, general and administrative expense. As of December 31, 2013, the financial targets were not achieved and no payment will be made.  No United earnout liability was recorded as of December 31, 2013 compared with $18,300,000 as of December 31, 2012.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments.  The fair value of the Company’s debt instruments is described in Note 6, Long-Term Debt.

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets are adjusted to fair value when there is evidence of impairment. During the years ended December 31, 2013 and 2012, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

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

As of December 31, 2013, the Company had a forward contract with a notional amount of $469,000 to hedge its exposure to foreign currency rate fluctuations in expected foreign currency transactions. This contract expired in January 2014. This forward contract was designated as a cash flow hedge, therefore, the change in fair value, to the extent the forward contract was effective, was recognized in OCI until the forward contract expired and was recognized in cost of sales and operating expenses.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at December 31, 2013 and 2012 (in thousands):

Liability Derivatives	Balance Sheet Location	2013	2012
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Other accrued liabilities	$59	$—
Foreign currency contracts	Other long-term liabilities	—	39
Interest rate contracts	Other accrued liabilities	—	1,486
Total derivatives designated as hedging instruments under ASC 815		$59	$1,525
Total liability derivatives		$59	$1,525

Fair value amounts were derived as of December 31, 2013 and 2012 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 4, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Flow Hedging Relationships:	(Effective Portion)	2013	2012	2011
Interest rate contracts	Interest expense	$1,486	$7,716	$7,007
Foreign exchange contracts	Cost of sales and operating expenses	(23)	346	929
Total		$1,463	$8,062	$7,936

Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Flow Hedging Relationships:	(Effective Portion)	2013	2012	2011
Interest rate contracts	Interest expense	$(1,389)	$(8,321)	$(8,586)
Foreign exchange contracts	Cost of sales and operating expenses	—	19	(13)
Total		$(1,389)	$(8,302)	$(8,599)

The Company expects $59,000 of its net loss on a foreign currency contract included in accumulated OCI will be transferred into earnings over the next year based on the maturity date of the forward contract.

(6) Long-Term Debt

Long-term debt at December 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Long-term debt, including current portion:
$150,000,000 senior notes Series A due February 27, 2020	$150,000	$82,500
$350,000,000 senior notes Series B due February 27, 2023	350,000	192,500
$540,000,000 term loan due July 1, 2016	208,000	468,000
$325,000,000 revolving credit facility due November 9, 2015	41,150	185,000
$10,000,000 credit line due June 29, 2014	—	7,110
Senior notes due February 28, 2013	—	200,000
	$749,150	$1,135,110

The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2014	$—
2015	41,150
2016	208,000
2017	—
2018	—
Thereafter	500,000
$749,150

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. The Company issued $82,500,000 of Senior Notes Series A and $192,500,000 of Senior Notes Series B on December 13, 2012, the proceeds of which were used to fund the acquisition of Penn. The Company issued $67,500,000 of Senior Notes Series A and $157,500,000 of Senior Notes Series B on February 27, 2013, the proceeds of which were used to refinance $200,000,000 of floating rate senior notes due February 28, 2013, with the balance used to pay down the Company’s unsecured revolving credit facility. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of December 31, 2013, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $325,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over an alternate base rate calculated with reference to the agent bank’s prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.3%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of December 31, 2013, the Company was in compliance with all Revolving Credit Facility covenants and had $41,150,000 outstanding under the Revolving Credit Facility. The average borrowing under the Revolving Credit Facility during 2013 was $75,113,000, computing by averaging the daily balance, and the weighted average interest rate was 1.7%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $3,930,000 as of December 31, 2013.

The Company has a credit agreement (“Term Loan”) with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of July 1, 2016. The Term Loan provides for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on LIBOR or an Alternate Base Rate. The interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. The Term Loan contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. As of December 31, 2013, the Company was in compliance with all Term Loan covenants and had $208,000,000 outstanding under the Term Loan, none of which was classified as current portion of long-term debt. The average borrowing under the Term Loan during 2013 was $401,270,000, computed by averaging the daily balance, and the weighted average interest rate was 1.7%, computed by dividing the interest expense under the Term Loan by the average Term Loan borrowing.

The Company had $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) that were retired on February 28, 2013, the maturity date of the Senior Notes, with the proceeds from the Senior Notes Series A and Senior Notes Series B described above.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 29, 2014. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of December 31, 2013. Outstanding letters of credit under the Credit Line were $869,000 as of December 31, 2013.

The estimated fair value of total debt outstanding at December 31, 2013 and 2012 was $710,377,000 and $1,130,967,000, respectively, which differs from the carrying amount of $749,150,000 and $1,135,110,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves.

(7) Taxes on Income

Earnings before taxes on income and details of the provision for taxes on income for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Earnings before taxes on income — United States	$408,678	$340,526	$294,747

Provision for taxes on income:
Federal:
Current	$41,008	$41,297	$33,640
Deferred	97,586	71,767	65,451
State and local	13,785	14,843	10,164
	$152,379	$127,907	$109,255

During the three years ended December 31, 2013, 2012 and 2011, tax benefits related to the exercise of stock options and the issuance of restricted stock that were allocated directly to additional paid-in capital were $3,001,000, $3,212,000 and $1,348,000, respectively.

The Company’s provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 2013, 2012 and 2011 due to the following:

	2013	2012	2011
United States income tax statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.2	2.8	2.2
Other – net	.1	(.2)	(.1)
	37.3%	37.6%	37.1%

The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Current deferred tax assets:
Compensated absences	$782	$750
Allowance for doubtful accounts	1,927	1,652
Insurance accruals	2,572	3,306
Other	4,177	6,588
	$9,458	$12,296

Non-current deferred tax assets and liabilities:
Deferred tax assets:
Postretirement health care benefits	$3,015	$3,215
Insurance accruals	2,781	1,556
Deferred compensation	9,526	8,449
Unrealized loss on derivative financial instruments	51	563
Unrealized loss on defined benefit plans	9,379	33,942
Operating loss carryforwards	5,699	601
Other	17,925	13,443
	48,376	61,769

Deferred tax liabilities:
Property	(487,187)	(408,905)
Deferred state taxes	(46,798)	(39,072)
Pension benefits	(13,063)	(18,794)
Goodwill and other intangibles	(26,120)	(20,220)
Other	(19,318)	(874)
	(592,486)	(487,865)
	$(544,110)	$(426,096)

The Company has determined that it is more likely than not that all deferred tax assets at December 31, 2013 will be realized, including its operating loss carryforwards of $5,699,000 that expire in various amounts through 2030.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the 2010 through 2012 tax years. With few exceptions, the Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the 2007 through 2012 tax years.

As of December 31, 2013, the Company has provided a liability of $1,215,000 for unrecognized tax benefits related to various income tax issues which includes interest and penalties. The amount that would impact the Company’s effective tax rate, if recognized, is $827,000, with the difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate being primarily related to the federal tax benefit of state income tax items. It is not reasonably possible to determine if the liability for unrecognized tax benefits will significantly change prior to December 31, 2014 due to the uncertainty of possible examination results.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011, is as follows (in thousands):

	2013	2012	2011
Balance at beginning of year	$1,045	$1,532	$2,088
Additions based on tax positions related to the current year	239	165	602
Additions for tax positions of prior years	114	53	402
Reductions for tax positions of prior years	(413)	(502)	(738)
Settlements	(36)	(203)	(822)
Balance at end of year	$949	$1,045	$1,532

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company recognized net expense (credit) of $(421,000), $(43,000) and $16,000 in interest and penalties for the years ended December 31, 2013, 2012 and 2011, respectively. The Company had $266,000, $790,000 and $977,000 of accrued liabilities for the payment of interest and penalties at December 31, 2013, 2012 and 2011, respectively.

(8) Leases

The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Lease agreements for barges have terms from one to 12 years expiring at various dates through 2020. Lease agreements for towing vessels chartered by the Company have terms from 30 days to five years expiring at various dates through 2017; however, approximately half of the towing vessel charter agreements are for terms of one year or less. Total rental expense for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	2013	2012	2011
Rental expense:
Marine equipment — barges	$20,841	$23,835	$16,396
Marine equipment — towing vessels	124,877	97,428	91,796
Other buildings and equipment	10,298	9,952	8,156
Rental expense	$156,016	$131,215	$116,348

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2013 were as follows (in thousands):

		Marine Equipment
	Land, Buildings and Equipment	Barges	Towing Vessels	Total
2014	$7,595	$18,365	$75,175	$101,135
2015	6,655	16,267	46,828	69,750
2016	6,128	12,112	12,764	31,004
2017	5,261	10,773	4,027	20,061
2018	4,691	9,654	—	14,345
Thereafter	18,883	10,426	—	29,309
	$49,213	$77,597	$138,794	$265,604

(9) Stock Award Plans

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Compensation cost	$11,621	$9,796	$9,228
Income tax benefit	$4,370	$3,644	$3,534

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options and restricted stock. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options prior to January 25, 2010 are five years and vest ratably over three years. Options granted on or after January 25, 2010 have terms of seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At December 31, 2013, 2,667,619 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the years ended December 31, 2013, 2012 and 2011:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2010	434,447	$33.53
Granted	103,021	$47.01
Exercised	(91,794)	$32.75
Canceled or expired	—	$—

Outstanding at December 31, 2011	445,674	$36.81
Granted	99,906	$65.80
Exercised	(191,955)	$35.65
Canceled or expired	(2,452)	$58.28

Outstanding at December 31, 2012	351,173	$45.54
Granted	111,527	$70.94
Exercised	(83,096)	$34.51
Canceled or expired	—	$—
Outstanding at December 31, 2013	379,604	$55.42

Under the employee plan, stock options exercisable were 175,170, 149,544 and 226,900 at December 31, 2013, 2012 and 2011, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at December 31, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price		Aggregated Intrinsic Value
$31.35 — $36.35	79,199	3.1	$32.62		79,199		$32.62
$46.74	97,703	4.1	$46.74		64,173		$46.74
$65.28 — $66.72	96,311	5.1	$65.81		31,798		$65.81
$70.65	104,424	6.1	$70.65		─	$	─
$86.96	1,967	6.6	$86.96		─	$	─
$31.35 — $86.96	379,604	4.7	$55.42	$16,639,000	175,170		$43.81	$9,711,000

The following is a summary of the restricted stock award activity under the employee plan described above for the years ended December 31, 2013, 2012 and 2011:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2010	499,335	$31.98
Granted	150,612	$46.50
Vested	(163,480)	$33.27
Forfeited	(10,835)	$38.90
Nonvested balance at December 31, 2011	475,632	$36.43
Granted	121,953	$67.79
Vested	(168,166)	$35.43
Forfeited	(11,291)	$58.64
Nonvested balance at December 31, 2012	418,128	$45.39
Granted	139,971	$69.85
Vested	(149,162)	$44.30
Forfeited	(9,659)	$61.20
Nonvested balance at December 31, 2013	399,278	$54.92

The Company has a director stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted to a director when first elected vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31, 2013, 610,041 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the years ended December 31, 2013, 2012 and 2011:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2010	356,429	$34.88
Granted	60,552	$56.42
Exercised	(63,356)	$32.17
Outstanding at December 31, 2011	353,625	$39.05
Granted	66,306	$62.39
Exercised	(73,993)	$28.22
Outstanding at December 31, 2012	345,938	$45.84
Granted	54,958	$75.17
Exercised	(80,574)	$46.75
Outstanding at December 31, 2013	320,322	$50.64

Under the director plan, options exercisable were 320,082, 345,360 and 352,987 at December 31, 2013, 2012 and 2011, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at December 31, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$17.88	12,000	0.3	$17.88		12,000	$17.88
$20.28 — $29.60	36,000	4.0	$26.49		36,000	$26.49
$35.17 — $36.82	50,036	2.7	$35.80		50,036	$35.80
$41.24 — $56.45	119,022	6.0	$52.05		119,022	$52.05
$61.89 — $62.48	54,306	8.5	$62.37		54,306	$62.37
$75.17	48,958	9.3	$75.17		48,718	$75.17
$17.88 — $75.17	320,322	6.0	$50.64	$15,569,000	320,082	$50.63	$15,564,000

The following is a summary of the restricted stock award activity under the director plan described above for the years ended December 31, 2013, 2012 and 2011:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2010	525	$41.33
Granted	11,990	$56.85
Vested	(10,767)	$55.90
Nonvested balance at December 31, 2011	1,748	$58.07
Granted	10,383	$62.99
Vested	(11,783)	$62.26
Nonvested balance at December 31, 2012	348	$62.99
Granted	10,536	$75.65
Vested	(10,500)	$75.23
Nonvested balance at December 31, 2013	384	$75.65

The total intrinsic value of all stock options exercised under all of the Company’s plans was $6,703,000, $6,768,000 and $4,072,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $2,520,000, $2,518,000 and $1,560,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $10,993,000, $11,878,000 and $7,921,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $4,133,000, $4,418,000 and $3,034,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, there was $2,576,000 of unrecognized compensation cost related to nonvested stock options and $15,854,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.2 years and restricted stock over approximately 2.6 years. The total fair value of stock options vested was $3,341,000, $2,846,000 and $2,618,000 during the years ended December 31, 2013, 2012 and 2011, respectively. The fair value of the restricted stock vested was $10,993,000, $11,878,000 and $7,921,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The weighted average per share fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $25.14, $22.21 and $18.84, respectively. The fair value of the stock options granted during the years ended December 31, 2013, 2012 and 2011 was $4,184,000, $3,691,000 and $3,081,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the stock options during the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Dividend yield	None	None	None
Average risk-free interest rate	1.1%	1.1%	2.4%
Stock price volatility	34%	33%	33%
Estimated option term	Six years or seven years	Six years or seven years	Six years or seven years

(10) Retirement Plans

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The fair value of plan assets was $254,523,000 and $217,811,000 at December 31, 2013 and 2012 respectively. As of December 31, 2013 and 2012, these assets were allocated among asset categories as follows:

Asset Category	2013	2012	Current Minimum, Target and Maximum Allocation Policy
U.S. equity securities	51%	44%	30% — 50% — 70%
International equity securities	21%	18%	0% — 20% — 30%
Debt securities	28%	26%	15% — 30% — 55%
Cash and cash equivalents	—%	12%	0% — 0% — 5%
	100%	100%

The cash and cash equivalents asset category exceeded the maximum percentage allocation in 2012 due to the 2012 pension plan contribution of $25,000,000 being funded on the last day of the year which resulted in insufficient time to properly allocate the contribution among the asset categories. The Company allocated the contribution among the appropriate asset categories in January 2013.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company assumed that plan assets would generate a long-term rate of return of 7.5% in 2013 and 2012. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. The Company’s pension plan funding was 127% of the pension plan’s ABO at December 31, 2013.

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

The following table presents the change in benefit obligation and plan assets for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2013	2012	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$266,911	$216,926	$1,746	$1,645	$2,854	$3,014
Service cost	12,824	10,206	—	—	—	—
Interest cost	11,400	10,506	70	73	112	133
Actuarial loss (gain)	(35,767)	34,084	(138)	131	(600)	(235)
Gross benefits paid	(5,408)	(4,811)	(149)	(103)	(59)	(58)
Benefit obligation at end of year	$249,960	$266,911	$1,529	$1,746	$2,307	$2,854

Accumulated benefit obligation at end of year	$200,577	$214,951	$1,529	$1,746	$—	$—

Weighted-average assumption used to determine benefit obligation at end of year
Discount rate	5.0%	4.1%	5.0%	4.1%	5.0%	4.1%
Rate of compensation increase	4.25%	4.25%	—	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	7.0%	7.5%
Ultimate rate	—	—	—	—	5.0%	5.0%
Years to ultimate	—	—	—	—	2018	2018
Effect of one-percentage-point change in assumed health care cost trend rate on postretirement obligation
Increase	$—	$—	$—	$—	$202	$267
Decrease	—	—	—	—	(178)	(234)
Change in plan assets
Fair value of plan assets at beginning of year	$217,811	$174,223	$—	$—	$—	$—
Actual return on plan assets	42,120	23,399	—	—	—	—
Employer contribution	—	25,000	149	103	59	58
Gross benefits paid	(5,408)	(4,811)	(149)	(103)	(59)	(58)
Fair value of plan assets at end of year	$254,523	$217,811	$—	$—	$—	$—

The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2013 and 2012 (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2013	2012	2013	2012	2013	2012
Funded status at end of year
Fair value of plan assets	$254,523	$217,811	$—	$—	$—	$—
Benefit obligations	249,960	266,911	1,529	1,746	2,307	2,854
Funded status and amount recognized at end of year	$4,563	$(49,100)	$(1,529)	$(1,746)	$(2,307)	$(2,854)

Amounts recognized in the consolidated balance sheets
Noncurrent asset	$4,563	$—	$—	$—	$—	$—
Current liability	—	—	(140)	(101)	(197)	(223)
Long-term liability	—	(49,100)	(1,389)	(1,645)	(2,110)	(2,631)
Amounts recognized in accumulated other comprehensive income
Net actuarial loss (gain)	$32,760	$102,795	$402	$559	$(6,364)	$(6,378)
Prior service cost (credit)	—	—	—	—	—	—
Accumulated other compensation income	$32,760	$102,795	$402	$559	$(6,364)	$(6,378)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2013 and 2012 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2013	2012	2013	2012
Projected benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$—	$266,911	$1,529	$1,746
Fair value of plan assets at end of year	—	217,811	—	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2013 and 2012 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2013	2012	2013	2012
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$—	$—	$1,529	$1,746
Accumulated benefit obligation at end of year	—	—	1,529	1,746
Fair value of plan assets at end of year	—	—	—	—

The following tables presents the expected cash flows for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2013 and 2012 (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2013	2012	2013	2012	2013	2012
Expected employer contributions
First year	$—	$3,400	$144	$101	$202	$223

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2013	2012	2013	2012	2013	2012
Expected benefit payments (gross)
Year one	$6,538	$6,213	$144	$101	$215	$237
Year two	6,996	6,545	142	100	218	242
Year three	7,598	6,992	149	98	219	245
Year four	8,321	7,579	154	105	229	245
Year five	9,140	8,265	151	109	226	255
Next five years	59,242	53,734	663	616	976	1,154

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2013	2012	2013	2012	2013	2012
Expected federal subsidy
Year one	$—	$—	$—	$—	$(13)	$(14)
Year two	—	—	—	—	(13)	(14)
Year three	—	—	—	—	(13)	(14)
Year four	—	—	—	—	(12)	(14)
Year five	—	—	—	—	(12)	(14)
Next five years	—	—	—	—	(55)	(62)

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s defined benefit plans for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Pension Benefits
	Pension Plan			SERP
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost
Service cost	$12,824	$10,206	$7,303	$—	$—	$—
Interest cost	11,400	10,506	9,693	70	73	80
Expected return on plan assets	(16,127)	(12,872)	(11,283)	—	—	—
Amortization:
Actuarial loss	8,276	7,395	2,859	19	14	7
Prior service credit	—	—	(38)	—	—	—
Net periodic benefit cost	16,373	15,235	8,534	89	87	87

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Current year actuarial loss (gain)	(61,759)	23,557	46,444	(138)	131	156
Recognition of actuarial loss	(8,276)	(7,395)	(2,859)	(19)	(14)	(7)
Recognition of prior service credit	—	—	38	—	—	—
Total recognized in other comprehensive income	(70,035)	16,162	43,623	(157)	117	149

Total recognized in net periodic benefit cost and other comprehensive income	$(53,662)	$31,397	$52,157	$(68)	$204	$236

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.1%	4.6%	5.5%	4.1%	4.6%	5.5%
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%	—	—	—
Rate of compensation increase	4.25%	4.25%	4.25%	—	—	—

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 are as follows (in thousands):

	Pension Benefits
	Pension Plan	SERP
Actuarial loss	$784	$16
Prior service credit	—	—
	$784	$16

The components of net periodic benefit cost and other changes in benefit obligations recognized in other comprehensive income for the Company’s postretirement benefit plan for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	2013	2012	2011
Components of net periodic benefit cost
Service cost	$—	$—	$—
Interest cost	112	133	164
Curtailment loss	—	—	119
Amortization:
Actuarial gain	(620)	(618)	(593)
Prior service cost	—	—	40
Net periodic benefit cost	(508)	(485)	(270)

Other changes in benefit obligations recognized in other comprehensive income
Current year actuarial gain	(600)	(235)	182
Recognition of actuarial gain	620	618	593
Recognition of prior service cost	—	—	(158)
Adjustment for actual Medicare Part D reimbursement	(5)	(10)	(3)
Total recognized in other comprehensive income	15	373	614
	)
Total recognized in net periodic benefit cost and other comprehensive income	$(493)	$(112)	$344

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.1%	4.6%	5.5%
Health care cost trend rate:
Initial rate	7.5%	7.5%	8.0%
Ultimate rate	5.0%	5.0%	5.0%
Years to ultimate	2018	2017	2017
Effect of one-percentage-point change in assumed health care cost trend rate on aggregate service and interest cost
Increase	$10	$13	$16
Decrease	(9)	(11)	(14)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 are as follows (in thousands):

Other Postretirement Benefits
Postretirement Welfare Plan
Actuarial gain	$(649)
Prior service cost	—
$(649)

The Company also contributes to a multiemployer pension plan pursuant to a collective bargaining agreement which covers certain vessel crew members of its coastal operations and expires on April 30, 2015. The Company began participation in the Seafarers Pension Trust (“SPT”) with the Penn acquisition on December 14, 2012.

Contributions to the SPT are made currently based on a per day worked basis and charged to expense as incurred and included in costs of sales and operating expenses in the consolidated statement of earnings. During 2013 and 2012, the Company made contributions of $1,368,000 and $107,000, respectively, to the SPT and none of the Company’s contributions to the SPT exceeded 5% of total contributions to the SPT nor did the Company pay any material surcharges.

The federal identification number of the SPT is 13-6100329 and the Certified Zone Status is Green at December 31, 2013. The Company’s future minimum contribution requirements under the SPT are unavailable because actuarial reports for the 2013 plan year are not yet complete and such contributions are subject to negotiations between the employers and the unions. The SPT was neither in endangered or critical status for the 2012 plan year, the latest period for which a report is available, as the funded status was in excess of 100%. Based on an actuarial valuation performed as of December 31, 2012, there would be no withdrawal liability if the Company chose to withdraw from the SPT although the Company currently has no intention of terminating its participation in the SPT.

In addition to the defined benefit plans, the Company sponsors various defined contribution plans for substantially all employees. The aggregate contributions to the plans were $23,158,000, $22,427,000 and $13,793,000 in 2013, 2012 and 2011, respectively.

(11) Other Comprehensive Income

The Company’s changes in other comprehensive income for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013			2012			2011
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$7,675	$(2,942)	$4,733	$6,791	$(2,603)	$4,188	$2,275	$(871)	$1,404
Actuarial gains (losses)	62,503	(23,962)	38,541	(23,443)	8,985	(14,458)	(46,652)	17,865	(28,787)

Foreign currency translation adjustments	108	—	108	102	—	102	(350)	—	(350)

Change in fair value of derivative instruments (b):
Unrealized gains (losses)	2,851	(996)	1,855	16,364	(5,775)	10,589	16,713	(6,004)	10,709
Reclassified to net earnings	(1,389)	486	(903)	(8,302)	2,930	(5,372)	(8,599)	3,089	(5,510)
Total	$71,748	$(27,414)	$44,334	$(8,488)	$3,537	$(4,951)	$(36,613)	$14,079	$(22,534)

(a)	Actuarial gains (losses) are amortized into costs of sales and operating expenses or selling, general and administrative expenses as appropriate. (See Note 10 – Retirement Plans)

(b)	Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in interest expense or costs of sales and operating expenses as appropriate. (See Note 5 – Derivative Instruments)

(12) Earnings Per Share

The following table presents the components of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	2013	2012	2011
Net earnings attributable to Kirby	$253,061	$209,438	$183,026
Undistributed earnings allocated to restricted shares	(1,819)	(1,618)	(1,613)
Income available to Kirby common stockholders — basic	251,242	207,820	181,413
Undistributed earnings allocated to restricted shares	1,819	1,618	1,613
Undistributed earnings reallocated to restricted shares	(1,813)	(1,612)	(1,606)
Income available to Kirby common stockholders — diluted	$251,248	$207,826	$181,420

Shares outstanding:
Weighted average common stock issued and outstanding	56,762	55,897	54,673
Weighted average unvested restricted stock	(408)	(431)	(482)
Weighted average common stock outstanding — basic	56,354	55,466	54,191
Dilutive effect of stock options	198	208	222
Weighted average common stock outstanding — diluted	56,552	55,674	54,413
Net earnings per share attributable to Kirby common stockholders:
Basic	$4.46	$3.75	$3.35

Diluted	$4.44	$3.73	$3.33

Certain outstanding options to purchase approximately 2,000, 100,000 and 2,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2013, 2012 and 2011, respectively, as such stock options would have been antidilutive.

(13) Quarterly Results (Unaudited)

The unaudited quarterly results for the year ended December 31, 2013 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$558,785	$563,908	$551,105	$568,397
Costs and expenses	458,904	455,193	432,991	459,813
Gain (loss) on disposition of assets	(32)	537	223	160
Operating income	99,849	109,252	118,337	108,744
Other income	75	101	60	132
Interest expense	(7,988)	(7,219)	(6,694)	(5,971)
Earnings before taxes on income	91,936	102,134	111,703	102,905
Provision for taxes on income	(34,384)	(38,342)	(42,007)	(37,646)
Net earnings	57,552	63,792	69,696	65,259
Less: Net earnings attributable to noncontrolling interests	(974)	(699)	(573)	(992)
Net earnings attributable to Kirby	$56,578	$63,093	$69,123	$64,267

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.00	$1.11	$1.22	$1.13
Diluted	$1.00	$1.11	$1.21	$1.13

The unaudited quarterly results for the year ended December 31, 2012 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$566,935	$511,848	$521,324	$512,551
Costs and expenses	477,847	428,219	428,647	413,098
Gain (loss) on disposition of assets	(28)	69	(40)	(15)
Operating income	89,060	83,698	92,637	99,438
Other income (expense)	149	30	(56)	(45)
Interest expense	(5,840)	(5,901)	(6,056)	(6,588)
Earnings before taxes on income	83,369	77,827	86,525	92,805
Provision for taxes on income	(31,490)	(29,392)	(32,794)	(34,231)
Net earnings	51,879	48,435	53,731	58,574
Less: Net earnings attributable to noncontrolling interests	(935)	(884)	(676)	(686)
Net earnings attributable to Kirby	$50,944	$47,551	$53,055	$57,888

Net earnings per share attributable to Kirby common stockholders:
Basic	$.91	$.85	$.95	$1.03
Diluted	$.91	$.85	$.95	$1.03

Quarterly basic and diluted earnings per share may not total to the full year per share amounts, as the weighted average number of shares outstanding for each quarter fluctuates as a result of the assumed exercise of stock options.

(14) Contingencies and Commitments

In June 2011, the Company as well as three other companies received correspondence from United States Environmental Protection Agency (“EPA”) concerning ongoing cleanup and restoration activities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Gulfco Marine Maintenance Site (“Gulfco”), located in Freeport, Texas. In prior years, various subsidiaries of the Company utilized a successor to Gulfco to perform tank barge cleaning services, sand blasting and repair on certain Company vessels. The EPA continues to investigate activities at the site to assess additional Potentially Responsible Parties (“PRPs”). Since 2005, four named PRPs have participated in the investigation, cleanup and restoration of the site under an administrative order from EPA. Information received to date indicates that approximately $4,500,000 has been incurred in connection with the cleanup effort in addition to EPA’s oversight costs of approximately $1,800,000. To date, neither the EPA nor the named PRPs have performed an allocation of potential liability in connection with the site nor have they provided requested supporting documentation for costs and expenses related to the site. The Company is investigating its activities at the site in order to assess what, if any, liability it has in connection with the site.

In 2009, the Company was named a PRP in addition to a group of approximately 250 named PRPs under CERCLA with respect to a Superfund site, the Portland Harbor Superfund site (“Portland Harbor”) in Portland, Oregon. The site was declared a Superfund site in December 2000 as a result of historical heavily industrialized use due to manufacturing, shipbuilding, petroleum storage and distribution, metals salvaging, and electrical power generation activities which led to contamination of Portland Harbor, an urban and industrial reach of the lower Willamette River located immediately downstream of downtown Portland. The Company’s involvement arises from four spills at the site after it was declared a Superfund site, as a result of predecessor entities’ actions in the area. To date, there is no information suggesting the extent of the costs or damages to be claimed from the 250 notified PRPs. Based on the nature of the involvement at the Portland Harbor site, the Company believes its potential contribution is de minimis; however, to date neither the EPA nor the named PRPs have performed an allocation of potential liability in connection with the site nor have they provided costs and expenses in connection with the site.

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

On July 25, 2011, a subsidiary of the Company was named as a defendant in the U.S. District Court for the Southern District of Texas - Galveston Division, in a complaint styled Figgs. v. Kirby Inland Marine, et al., which alleges that the plaintiff individually as a vessel tankerman, and on behalf of other current and former similarly situated vessel tankermen employed with the Company, is entitled to overtime pay under the Fair Labor Standards Act. Plaintiffs assert that vessel tankermen are not seamen who are expressly exempt from overtime pay provisions under the law. The case was conditionally certified as a collective action on December 22, 2011 at which time the Court prescribed a notice period for current and former employees to voluntarily participate as plaintiffs. The notice period closed on February 27, 2012. Plaintiffs seek compensatory damages in the form of back pay, attorneys’ fees, cost and liquidated damages. As this matter is in the initial stage of discovery as to the merits of the case, the Company is unable to assess what liability, if any, it may have.

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

The customer base of the marine transportation segment includes the major industrial petrochemical and chemical manufacturers, refining companies and agricultural chemical manufacturers operating in the United States. During 2013, approximately 75% of marine transportation’s inland revenues were from movements of such products under term contracts, typically ranging from one year to five years, with renewal options. During 2013, approximately 75% of the marine transportation’s coastal revenues were under term contracts. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 40 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. No single customer of the marine transportation segment accounted for more than 10% of the Company’s revenues in 2013, 2012 and 2011.

Major customers of the diesel engine services segment include inland and offshore barge operators, oilfield service companies, oil and gas operators and producers, compression companies, offshore fishing companies, marine and on-highway transportation companies, the USCG and United States Navy, and power generation, nuclear and industrial companies. The segment operates as an authorized distributor in 17 eastern states and the Caribbean, and as non-exclusive authorized service centers for Electro-Motive Diesel, Inc. (“EMD”) throughout the rest of the United States for marine and power generation applications. The diesel engine services segment’s relationship with EMD has been maintained for 48 years. The segment also operates factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines and Allison transmissions and gears in the Gulf Coast region, as well as an authorized marine dealer for Caterpillar in Alabama, Kentucky, Louisiana and New Jersey.

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

The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. No single customer of the diesel engine services segment accounted for more than 10% of the Company’s revenues in 2013, 2012 and 2011.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $40,343,000 at December 31, 2013, including $6,108,000 in letters of credit and $34,235,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment sales for 2013, 2012 and 2011 were not significant.

The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Revenues:
Marine transportation	$1,713,167	$1,408,893	$1,194,607
Diesel engine services	529,028	703,765	655,810
	$2,242,195	$2,112,658	$1,850,417
Segment profit (loss):
Marine transportation	$408,255	$311,755	$262,193
Diesel engine services	42,767	66,386	68,105
Other	(42,344)	(37,615)	(35,551)
	$408,678	$340,526	$294,747
Total assets:
Marine transportation	$3,046,692	$2,951,723	$2,307,821
Diesel engine services	576,472	647,986	608,886
Other	59,353	53,419	43,704
	$3,682,517	$3,653,128	$2,960,411
Depreciation and amortization:
Marine transportation	$149,574	$129,857	$111,292
Diesel engine services	11,096	12,030	11,801
Other	3,767	3,260	2,936
	$164,437	$145,147	$126,029
Capital expenditures:
Marine transportation	$237,964	$274,351	$218,777
Diesel engine services	4,658	20,477	5,576
Other	10,605	17,339	1,885
	$253,227	$312,167	$226,238

The following table presents the details of “Other” segment profit (loss) for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
General corporate expenses	$(15,728)	$(13,294)	$(17,915)
Interest expense	(27,872)	(24,385)	(17,902)
Gain (loss) on disposition of assets	888	(14)	(40)
Other income	368	78	306
	$(42,344)	$(37,615)	$(35,551)

The following table presents the details of “Other” total assets as of December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
General corporate assets	$57,197	$51,611	$40,022
Investment in affiliates	2,156	1,808	3,682
	$59,353	$53,419	$43,704

(16) Related Party Transactions

Richard J. Alario, a current director of the Company, is the Chairman of the Board, President and Chief Executive Officer of Key Energy Services, Inc. (“Key Energy”).  Key Energy paid the Company $1,973,000 in 2013, $13,152,000 in 2012 and $7,978,000 in 2011 for oilfield service equipment and for parts and service. Such sales and service were in the ordinary course of business of the Company.

The Company is a 50% owner of The Hollywood Camp, L.L.C. (“The Hollywood Camp”), a company that owns and operates a hunting and fishing facility used by the Company primarily for customer entertainment.  The Hollywood Camp allocates lease and lodging expenses to its members based on their usage of the facilities.  Key Energy paid The Hollywood Camp $1,112,000 in 2013 and $463,000 in 2012 for use of the facility.

William M. Waterman, elected to the Company Board of Directors on December 31, 2012, is the former President and owner (together with his family members) of Penn but resigned as an officer and director of Penn and affiliated companies contemporaneously with the closing of the acquisition of Penn by the Company.  A portion of the purchase price consisting of approximately $24,000,000 in cash and 83,825 shares of Kirby stock is held in escrow to secure the sellers’ indemnification of the Company for breaches of representations and warranties in the purchase agreement.  Except to the extent of pending claims, if any, the escrow will terminate on March 31, 2014.

The husband of Amy D. Husted, Vice President — Legal of the Company, is a partner in the law firm of Strasburger & Price, LLP. The Company paid the law firm $851,000 in 2013, $384,000 in 2012 and $483,000 in 2011 for legal services in connection with matters in the ordinary course of business of the Company.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included in Part III of this report:

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2013 and 2012.

Consolidated Statements of Earnings, for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Income, for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows, for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Stockholders’ Equity, for the years ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements, for the years ended December 31, 2013, 2012 and 2011.

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

Exhibit Number	Description of Exhibit

3.1
— Restated Articles of Incorporation of the Company with all amendments to date (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

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

10.6†	— Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit Number	Description of Exhibit

10.7†	— Annual Incentive Plan Guidelines for 2013 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.8†*	— Annual Incentive Plan Guidelines for 2014.

10.9†	— 2000 Nonemployee Director Stock Plan (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement filed with the Commission on March 7, 2012).

10.10†	— 2005 Stock and Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed with the Commission on March 7, 2012).

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
David W. Grzebinski
President, Chief Operating Officer and Chief Financial Officer

Dated: February 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH H. PYNE	Chairman of the Board and	February 24, 2014
Joseph H. Pyne	Chief Executive Officer
(Principal Executive Officer)

/s/ DAVID W. GRZEBINSKI	President, Chief Operating Officer and	February 24, 2014
David W. Grzebinski	Chief Financial Officer
(Principal Financial Officer)

/s/ RONALD A. DRAGG	Vice President and Controller	February 24, 2014
Ronald A. Dragg	(Principal Accounting Officer)

/s/ RICHARD J. ALARIO	Director	February 24, 2014
Richard J. Alario

/s/ C. SEAN DAY	Director	February 24, 2014
C. Sean Day

/s/ BOB G. GOWER	Director	February 24, 2014
Bob G. Gower

/s/ WILLIAM M. LAMONT, JR.	Director	February 24, 2014
William M. Lamont, Jr.

/s/ DAVID L. LEMMON	Director	February 24, 2014
David L. Lemmon

/s/ MONTE J. MILLER	Director	February 24, 2014
Monte J. Miller

/s/ GEORGE A. PETERKIN, JR.	Director	February 24, 2014
George A. Peterkin, Jr.

/s/ RICHARD R. STEWART	Director	February 24, 2014
Richard R. Stewart

/s/ WILLIAM M. WATERMAN	Director	February 24, 2014
William M. Waterman

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.8†*	— Annual Incentive Plan Guidelines for 2014.

21.1*	— Consolidated Subsidiaries of the Registrant.

23.1*	— Consent of Independent Registered Public Accounting Firm.

31.1*	— Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	— Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32*	— Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	— XBRL Instance Document

101.SCH**	— XBRL Taxonomy Extension Schema Document

101.CAL**	— XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	— XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	— XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	— XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Management contract, compensatory plan or arrangement.