Form 10-Q
period 2014-03-31
KIRBY CORP
filed 2014-05-07
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-7615

KIRBY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	74-1884980
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

55 Waugh Drive, Suite 1000
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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on May 6, 2014 was 56,984,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2014	December 31, 2013
	($ in thousands)
Current assets:
Cash and cash equivalents	$19,244	$4,022
Accounts receivable:
Trade – less allowance for doubtful accounts	326,760	311,549
Other	131,126	43,053
Inventories – net	122,009	135,887
Prepaid expenses and other current assets	47,391	40,037
Deferred income taxes	8,445	9,458

Total current assets	654,975	544,006

Property and equipment	3,434,944	3,375,893
Less accumulated depreciation	(1,041,168)	(1,005,090)

Property and equipment – net	2,393,776	2,370,803

Goodwill	591,405	591,405
Other assets	165,548	176,303

Total assets	$3,805,704	$3,682,517

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2014	December 31, 2013
	($ in thousands)
Current liabilities:
Income taxes payable	$15,441	$2,915
Accounts payable	168,337	177,375
Accrued liabilities	207,425	129,001
Deferred revenues	48,927	36,698

Total current liabilities	440,130	345,989

Long-term debt – less current portion	708,000	749,150
Deferred income taxes	551,956	544,110
Other long-term liabilities	14,707	21,115

Total long-term liabilities	1,274,663	1,314,375

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,776,000 shares	5,978	5,978
Additional paid-in capital	416,869	410,615
Accumulated other comprehensive income – net	(16,702)	(16,793)
Retained earnings	1,754,386	1,692,140
Treasury stock – at cost, 2,804,000 shares at March 31, 2014 and 2,930,000 at December 31, 2013	(80,679)	(81,254)
Total Kirby stockholders’ equity	2,079,852	2,010,686
Noncontrolling interests	11,059	11,467
Total equity	2,090,911	2,022,153

Total liabilities and equity	$3,805,704	$3,682,517

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended March 31,
	2014	2013
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$435,771	$418,518
Diesel engine services	153,475	140,267
Total revenues	589,246	558,785

Costs and expenses:
Costs of sales and operating expenses	383,229	369,274
Selling, general and administrative	53,598	44,156
Taxes, other than on income	4,580	4,478
Depreciation and amortization	41,036	40,996
Loss (gain) on disposition of assets	(51)	32
Total costs and expenses	482,392	458,936

Operating income	106,854	99,849
Other income (expense)	(236)	75
Interest expense	(5,618)	(7,988)

Earnings before taxes on income	101,000	91,936
Provision for taxes on income	(37,989)	(34,384)

Net earnings	63,011	57,552
Less: Net earnings attributable to noncontrolling interests	(765)	(974)

Net earnings attributable to Kirby	$62,246	$56,578

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.09	$1.00
Diluted	$1.09	$1.00

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2014	2013
	($ in thousands)

Net earnings	$63,011	$57,552
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	24	1,177
Foreign currency translation adjustments	(17)	205
Change in fair value of derivative instruments	84	974
Total comprehensive income (loss), net of taxes	91	2,356

Total comprehensive income, net of taxes	63,102	59,908
Net earnings attributable to noncontrolling interests	(765)	(974)

Comprehensive income attributable to Kirby	$62,337	$58,934

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2014	2013
	($ in thousands)
Cash flows from operating activities:
Net earnings	$63,011	$57,552
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	41,036	40,996
Provision for deferred income taxes	8,784	21,497
Amortization of unearned share-based compensation	2,153	2,134
Other	3,605	2,155
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(3,378)	(26,538)
Net cash provided by operating activities	115,211	97,796

Cash flows from investing activities:
Capital expenditures	(62,257)	(71,157)
Acquisition of businesses and marine equipment	—	(2,111)
Proceeds from disposition of assets	363	1,861
Net cash used in investing activities	(61,894)	(71,407)

Cash flows from financing activities:
Payments on bank credit facilities, net	(41,150)	(43,650)
Borrowings on long-term debt	—	225,000
Payments on long-term debt	—	(213,000)
Proceeds from exercise of stock options	4,331	2,262
Payment of contingent liability	(4,756)	(5,000)
Excess tax benefit from equity compensation plans	4,653	1,866
Other	(1,173)	(1,088)
Net cash used in financing activities	(38,095)	(33,610)
Increase (decrease) in cash and cash equivalents	15,222	(7,221)

Cash and cash equivalents, beginning of year	4,022	11,059
Cash and cash equivalents, end of period	$19,244	$3,838

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest	$8,957	$5,420
Income taxes	$565	$(177)

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)	BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(2)	INVENTORIES

The following table presents the details of inventories as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Finished goods	$106,129	$120,751
Work in process	15,880	15,136
	$122,009	$135,887

(3)	FAIR VALUE MEASUREMENTS

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

December 31, 2013:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$59	$—	$59
Contingent liabilities	—	—	4,903	4,903
	$—	$59	$4,903	$4,962

In connection with the acquisition of Allied Transportation Company (“Allied”) on November 1, 2012, Allied’s former owners were eligible to receive up to an additional $10,000,000 payable in 2013 through 2015, contingent on developments with the sugar provisions in the United States Farm Bill. The fair value of the contingent liability recorded at the acquisition date was $9,756,000. The fair value of the contingent liability was based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments. Payments of $5,000,000 were made in the 2014 and 2013 first quarters on the contingent liability. The increase in the fair value of the contingent liability of $97,000 and $99,000 for the three months ended March 31, 2014 and 2013, respectively, was charged to selling, general and administrative expense. No Allied contingent liability was recorded as of March 31, 2014 and no further payments will be made.

In connection with the acquisition of United Holdings LLC (“United”) on April 15, 2011, United’s former owners were eligible to receive a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. The fair value of the contingent earnout liability recorded at the acquisition date was $16,300,000. The fair value of the earnout was based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments. As of December 31, 2013, the financial targets were not achieved and no payment will be made. The decrease in the fair value of the earnout liability of $4,300,000 for the three months ended March 31, 2013 was credited to selling, general and administrative expense. No United earnout liability was recorded as of December 31, 2013 and March 31, 2014.

The estimated fair value of total debt outstanding at March 31, 2014 and December 31, 2013 was $674,988,000 and $710,377,000, respectively, which differs from the carrying amounts of $708,000,000 and $749,150,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments.

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets are adjusted to fair value when there is evidence of impairment. During the three months ended March 31, 2014, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

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

Foreign Currency Risk Management

From time to time, the Company has utilized derivative financial instruments with respect to its forecasted foreign currency transactions to attempt to reduce the risk of its exposure to foreign currency rate fluctuations in its transactions denominated in foreign currency. These transactions, which relate to foreign currency obligations for the purchase of equipment from foreign suppliers or foreign currency receipts from foreign customers, generally are forward contracts or purchased call options and are entered into with large multinational banks.  During the 2014 first quarter, the Company’s remaining forward contract with a notional amount of $469,000 expired.

(5)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three months ended March 31,
	2014	2013
Compensation cost	$2,153	$2,134
Income tax benefit	$816	$807

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options and restricted stock. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to January 25, 2010 are five years and vest ratably over three years. Options granted on or after January 25, 2010 have terms of seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At March 31, 2014, 2,541,079 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the three months ended March 31, 2014:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2013	379,604	$55.42
Granted	73,191	$98.49
Exercised	(45,409)	$47.77
Forfeited	(12,576)	$68.89
Outstanding at March 31, 2014	394,810	$63.85

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at March 31, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price		Aggregate Intrinsic Value
$31.35 - $36.35	68,012	2.9	$32.62		68,012		$32.62
$46.74	73,496	3.8	$46.74		73,496		$46.74
$65.28 - $70.65	178,144	5.3	$68.35		88,844		$67.55
$86.96 - $96.85	37,730	6.8	$93.89		─	$	─
$101.46 - $104.37	37,428	6.9	$102.53		─	$	─
$31.35 - $104.37	394,810	4.9	$63.85	$14,812,000	230,352		$50.60	$11,668,000

The following is a summary of the restricted stock award activity under the employee plan described above for the three months ended March 31, 2014:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2013	399,278	$54.92
Granted	91,735	$96.47
Vested	(141,382)	$45.60
Forfeited	(25,810)	$61.54
Nonvested balance at March 31, 2014	323,821	$70.23

The Company has a director stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted to a director when first elected vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At March 31, 2014, 610,041 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the three months ended March 31, 2014:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2013	320,322	$50.64
Exercised	(57,988)	$37.29
Outstanding at March 31, 2014	262,334	$53.60

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at March 31, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$20.28 — $29.60	30,000	3.5	$25.87		30,000	$25.87
$35.17 — $36.82	32,048	2.6	$36.09		32,048	$36.09
$41.24 — $56.45	97,022	6.1	$52.16		97,022	$52.16
$61.89 — $62.48	54,306	8.2	$62.37		54,306	$62.37
$75.17	48,958	9.1	$75.17		48,958	$75.17
$20.28 — $75.17	262,334	6.4	$53.60	$12,501,000	262,334	$53.60	$12,501,000

The following is a summary of the restricted stock award activity under the director plan described above for the three months ended March 31, 2014:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2013	384	$75.65
Vested	(384)	$75.65
Nonvested balance at March 31, 2014	─	─

The total intrinsic value of all stock options exercised under all of the Company’s plans was $6,102,000 and $2,227,000 for the three months ended March 31, 2014 and 2013, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $2,313,000 and $842,000 for the three months ended March 31, 2014 and 2013, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $13,916,000 and $9,200,000 for the three months ended March 31, 2014 and 2013, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $5,274,000 and $3,477,000 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there was $4,275,000 of unrecognized compensation cost related to nonvested stock options and $21,478,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 2.0 years and restricted stock over approximately 3.3 years. The total fair value of options vested was $2,076,000 and $1,707,000 during the three months ended March 31, 2014 and 2013, respectively. The fair value of the restricted stock vested was $13,916,000 and $9,200,000 for the three months ended March 31, 2014 and 2013, respectively.

The weighted average per share fair value of stock options granted during the three months ended March 31, 2014 and 2013 was $34.20 and $23.66, respectively. The fair value of the stock options granted during the three months ended March 31, 2014 and 2013 was $2,503,000 and $2,592,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,
	2014	2013
Dividend yield	None	None
Average risk-free interest rate	1.8%	1.0%
Stock price volatility	33%	34%
Estimated option term	Six years	Six years

(6)	OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three months ended March 31,
	2014			2013
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount

Pension and postretirement benefits (a):
Amortization of net actuarial loss	$37	$(13)	$24	$1,906	$(729)	$1,177
Actuarial gains	—	—	—	—	—	—
Foreign currency translation adjustments	(17)	—	(17)	205	—	205
Change in fair value of derivative instruments (b):
Unrealized gains	—	—	—	2,889	(1,012)	1,877
Reclassified to net earnings	146	(62)	84	(1,389)	486	(903)
Total	$166	$(75)	$91	$3,611	$(1,255)	$2,356

(a)	Actuarial losses are amortized into costs of sales and operating expenses or selling, general and administrative expenses as appropriate. (See Note 10 – Retirement Plans)
(b)	Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in interest expense or costs of sales and operating expenses as appropriate. (See Note 4 – Derivative Instruments)

(7)	SEGMENT DATA

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment sales for the three months ended March 31, 2014 and 2013 were not significant.

The following table sets forth the revenues and profit or loss by reportable segment for the three months ended March 31, 2014 and 2013 and total assets as of March 31, 2014 and December 31, 2013 (in thousands):

	Three months ended March 31,
	2014	2013
Revenues:
Marine transportation	$435,771	$418,518
Diesel engine services	153,475	140,267
	$589,246	$558,785
Segment profit (loss):
Marine transportation	$97,551	$89,253
Diesel engine services	12,772	14,022
Other	(9,323)	(11,339)
	$101,000	$91,936

	March 31, 2014	December 31, 2013
Total assets:
Marine transportation	$3,165,657	$3,046,692
Diesel engine services	572,709	576,472
Other	67,338	59,353
	$3,805,704	$3,682,517

The following table presents the details of “Other” segment loss for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
General corporate expenses	$(3,520)	$(3,394)
Gain (loss) on disposition of assets	51	(32)
Interest expense	(5,618)	(7,988)
Other income (expense)	(236)	75
	$(9,323)	$(11,339)

The following table presents the details of “Other” total assets as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
General corporate assets	$65,095	$57,197
Investment in affiliates	2,243	2,156
	$67,338	$59,353

(8)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three months ended March 31,
	2014	2013
Earnings before taxes on income – United States	$101,000	$91,936

Provision for taxes on income:
Federal:
Current	$25,496	$9,430
Deferred	8,784	21,497
State and local	3,709	3,457
	$37,989	$34,384

(9)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three months ended March 31,
	2014	2013
Net earnings attributable to Kirby	$62,246	$56,578
Undistributed earnings allocated to restricted shares	(370)	(401)
Income available to Kirby common stockholders – basic	61,876	56,177
Undistributed earnings allocated to restricted shares	370	401
Undistributed earnings reallocated to restricted shares	(368)	(399)
Income available to Kirby common stockholders – diluted	$61,878	$56,179

Shares outstanding:
Weighted average common stock issued and outstanding	56,903	56,669
Weighted average unvested restricted stock	(338)	(401)
Weighted average common stock outstanding – basic	56,565	56,268
Dilutive effect of stock options	216	187
Weighted average common stock outstanding – diluted	56,781	56,455

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.09	$1.00
Diluted	$1.09	$1.00

Certain outstanding options to purchase approximately 75,000 and 209,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2014 and 2013, respectively, as such stock options would have been antidilutive.

(10)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company does not expect to make a contribution to its pension plan prior to December 31, 2014 to fund its 2014 pension plan obligations. As of March 31, 2014, no 2014 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$2,767	$3,171	$—	$—
Interest cost	3,223	2,835	18	17
Expected return on plan assets	(4,713)	(4,027)	—	—
Amortization of actuarial loss	196	2,056	4	5
Net periodic benefit cost	$1,473	$4,035	$22	$22

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three months ended March 31,
	2014	2013
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	28	28
Amortization of actuarial gain	(163)	(155)
Net periodic benefit cost	$(135)	$(127)

(11)	CONTINGENCIES

On March 22, 2014, a tank barge owned by Kirby Inland Marine, LP, a wholly owned subsidiary of the Company, was in tow of the M/V Miss Susan and was involved in a collision with the M/S Summer Wind at the confluence of the Houston Ship Channel and the Texas City Y in the Texas City, Texas area.  The tank barge was damaged in the collision resulting in a discharge of intermediate fuel oil out of one of its cargo tanks. There was no damage to the M/V Miss Susan.  The M/S Summer Wind incurred damage to the bow of the ship.

The Company received a letter from the United States Coast Guard (“USCG”) designating it as the owner of the source of the discharge, Kirby tank barge 27706, under the Oil Pollution Act of 1990 (“OPA”) which obligates the Company for removal costs and damages and imposes on the Company the obligation to advertise the claims process by which persons who have claims may submit claims to the Company. The Company has accepted the letter and has undertaken to advertise the claims process, as well as accepting its ongoing responsibility for cleanup as a result of the discharge from its tank barge consistent with its obligations under the OPA.

The USCG and the National Transportation Safety Board are investigating the cause of the incident. The Company and the Captain of the M/V Miss Susan, as well as the owners and pilot of the M/S Summer Wind, have been named as parties of interest in the investigation. Sea Galaxy Ltd is the owner of the M/S Summer Wind.  The Company continues to work with the Coast Guard and other federal, state and local authorities, response contractors and its own personnel to mitigate the environmental impact of this incident.

The Company has been named as a defendant in class action lawsuits filed in the United States District Court for the Southern District Court-Galveston Division against it and Sea Galaxy Ltd/Summer Wind. The actions include allegation of business interruption, loss of profit, loss of use of natural resources and seek unspecified economic and compensatory damages.  In addition, the Company has received claims from numerous parties claiming property damage and various economic damages. The Company has also been named as a defendant in a civil action by a crewmember of the M/V Miss Susan, alleging damages under the general maritime law and the Jones Act. The Company expects that additional lawsuits may be filed and claims submitted.

The Company maintains certificates of financial responsibility as required by the USCG’s regulations.  The Company has various insurance policies covering liabilities including pollution, property, marine and general liability.  The Company believes it has satisfactory insurance coverage for the cost of the cleanup operations, as well as other potential liabilities arising from the incident.  As of March 31, 2014, the Company recorded an accrued liability of $100,425,000 and an insurance receivable of $99,425,000 which takes the Company’s $1,000,000 deductible into consideration.  However, the accruals represent current estimates since the cleanup, litigation and claims process are ongoing. The Company does not expect the outcome of the incident to have a material adverse effect on its consolidated financial statements; however, there can be no assurance as to the ultimate outcome of the incident.

The Company is also involved in various legal and other proceedings which are incidental to the conduct of its business, none of which in the opinion of management will have a material effect on the Company’s financial condition, results of operations or cash flows. Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these other claims and contingencies.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $41,922,000 at March 31, 2014, including $8,280,000 in letters of credit and $33,642,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

Item 1A. Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornados, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the first quarter of 2014 and 2013 were 56,781,000 and 56,455,000, respectively. The increase in the weighted average number of common shares for the 2014 first quarter compared with the 2013 first quarter primarily reflected the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of March 31, 2014, the Company operated a fleet of 878 inland tank barges with 17.4 million barrels of capacity, and operated an average of 255 inland towboats during the 2014 first quarter. The Company’s coastal fleet consisted of 72 tank barges with 6.0 million barrels of capacity and 76 coastal tugboats. The Company also owns and operates eight offshore barge and tug units transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines and transmissions, pumps and compression products, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based pressure pumping and oilfield service markets.

For the 2014 first quarter, net earnings attributable to Kirby were $62,246,000, or $1.09 per share, on revenues of $589,246,000, compared with 2013 first quarter net earnings attributable to Kirby of $56,578,000, or $1.00 per share, on revenues of $558,785,000. The 2014 first quarter results included $2,766,000 before taxes, or $.03 per share, of severance charges which was mainly reflected in the marine transportation results.  In addition, the 2014 first quarter included an estimated $.03 per share combined negative impact from delays and extra horsepower to navigate the heavy ice conditions on the upper inland river systems, and costs related to a March 22, 2014 incident in the Houston Ship Channel.  The 2013 first quarter results included a $4,300,000 before taxes, or $.05 per share, credit to selling, general and administrative expenses, resulting from a net decrease in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United.

 Marine Transportation

For the 2014 first quarter, 74% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business mirrors the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for the 2014 first quarter increased 4% and operating income increased 9% compared with the 2013 first quarter revenues and operating income. The higher marine transportation revenues reflected continued strong demand across all inland marine transportation markets, petrochemicals, black oil, refined petroleum products and agricultural chemicals, along with continued favorable pricing trends. The Company’s inland petrochemical, black oil and refined petroleum products fleets achieved consistent tank barge utilization levels in the 90% to 95% range throughout the 2014 first quarter. The Company’s coastal marine transportation markets reflected continued strong demand with tank barge utilization levels in the 90% to 95% range throughout the first quarter, aided by the increased transportation of crude oil and natural gas condensate, colder weather in the Northeast that increased the demand for heating oil and continued success in expanding the coastal customer base to inland customers with coastal requirements.

During the 2014 first quarter, approximately 80% of marine transportation’s inland revenues were under term contracts and 20% were spot contract revenues compared with 75% term contracts and 25% spot contract revenues for the 2013 first quarter.  The increase in the 2014 first quarter term contract revenues was primarily due to harsh winter weather conditions that required more equipment to meet term contract volumes, thereby reducing equipment available for spot contract movements. Inland time charters during the 2014 and 2013 first quarters represented 57% of the inland revenues under term contracts.

During the 2014 first quarter, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues compared with 70% under term contracts and 30% were spot contract revenues during the 2013 first quarter, and 75% under term contracts and 25% spot contract revenues during the 2013 fourth quarter.  The 2014 first quarter increase reflected a combination of stronger demand for coastal tank barges, as well as extended delivery times due to harsh winter weather conditions.  Coastal time charters represented approximately 90% of the revenues under term contracts during the 2014 and 2013 first quarters.

Rates on inland term contracts renewed in the 2014 first quarter increased in the 3% to 5% average range compared with term contracts renewed in the first quarter of 2013. Spot contract rates in the 2014 first quarter, which include the cost of fuel, increased modestly compared with the 2013 fourth quarter. Effective January 1, 2014, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts by approximately 1.7%, excluding fuel.

Rates on coastal term contracts renewed in the 2014 first quarter increased in the 7% to 9% average range compared with term contracts renewed in the 2013 first quarter. Spot contract rates, which include the cost of fuel, continued to improve during the 2014 first quarter and remained above term contract rates.

The marine transportation operating margin was 22.4% for the 2014 first quarter compared with 21.3% for the 2013 first quarter.

Diesel Engine Services

For the 2014 first quarter, the diesel engine services segment generated 26% of the Company’s revenue, of which 23% was generated from manufacturing, 49% from overhauls and service, and 28% from direct parts sales. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based pressure pumping and oilfield services industries.

Diesel engine services revenues for the 2014 first quarter increased 9% and operating income decreased 9% compared with the 2013 first quarter revenues and operating income. The 2013 first quarter included a $4,300,000 credit to selling, general and administrative expenses, resulting from a net decrease in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United. Excluding the $4,300,000 credit, the increases were primarily attributable to a modest improvement in the sale and service of land-based diesel engines and transmissions, and the sale of a small number of pressure pumping units.  The marine diesel engine services market improved modestly and the power generation market benefited from major generator set upgrades and parts sales for both domestic and international power generation customers.

The diesel engine services operating margin for the 2014 first quarter was 8.3% compared with 10.0% for the 2013 first quarter that included the positive earnings impact of the $4,300,000 credit to selling, general and administrative expenses noted above.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2014 first quarter, with net cash provided by operating activities of $115,211,000 compared with $97,796,000 of net cash provided by operating activities for the 2013 first quarter. The 18% increase was primarily from higher net earnings attributable to Kirby and a $23,160,000 smaller net decrease in cash flows from changes in operating assets and liabilities, partially offset by a decrease in the provision for deferred income taxes.  In addition, during the 2014 and 2013 first quarters, the Company generated cash of $4,331,000 and $2,262,000, respectively, from the exercise of stock options and $363,000 and $1,861,000, respectively, from proceeds from the disposition of assets.

For the 2014 first quarter, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $62,257,000, including $31,690,000 for inland tank barge construction, $7,417,000 for progress payments on the construction of a 185,000 barrel articulated tank barge and 10000 horsepower tugboat unit scheduled to be placed in service in mid to late 2015, and $23,150,000 primarily for upgrading the existing marine transportation fleet. The Company’s debt-to-capitalization ratio decreased to 25.3% at March 31, 2014 from 27.0% at December 31, 2013, primarily due to a decrease of $41,150,000 of debt outstanding and the increase in total equity from net earnings attributable to Kirby for the 2014 first quarter of $62,246,000, exercise of stock options, and the amortization of unearned equity compensation. As of March 31, 2014, the Company had no outstanding balance under its revolving credit facility, $208,000,000 outstanding under its term loan, $500,000,000 of senior notes outstanding and $15,902,000 of invested cash.

During the 2014 first quarter, the Company took delivery of 27 new inland tank barges with a total capacity of approximately 290,000 barrels and retired 10 inland tank barges, reducing its capacity by approximately 135,000 barrels. As a result, the Company added a net 17 inland tank barges and 155,000 barrels of capacity.

In March 2014, the Company signed agreements to construct 29 additional 30,000 barrel inland tank barges with a total capacity of 830,000 barrels for delivery throughout 2014.  Of the 29 inland tank barges, 18 are through the assumption of shipyard construction contracts from another inland tank barge operator and 11 are new orders placed by the Company.  In April 2014, the Company signed an agreement to construct one inland towboat.  Based on current commitments, steel prices and projected delivery schedules, the cost of the 29 inland tank barges and one inland towboat is approximately $90,000,000.  The construction of the 29 inland tank barges is in addition to the previously announced construction of 37 inland tank barges with a total capacity of 390,000 barrels at a cost of approximately $45,000,000.  In April 2014, the Company exercised its option for the construction of a second 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit at a cost of  approximately $75,000,000 for delivery in the first half of 2016.

The Company projects that capital expenditures for 2014 will be in the $320,000,000 to $330,000,000 range, including approximately $135,000,000 for the construction of 66 inland tank barges and one inland towboat, and approximately $80,000,000 in progress payments on the construction of the two 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat units. The balance of $105,000,000 to $115,000,000 is primarily capital upgrades and improvements to existing inland and coastal marine equipment and facilities, and diesel engine services facilities.

Outlook

Petrochemical and black oil inland tank barge utilization levels remained strong during the 2014 first quarter in the 90% to 95% range. While the United States economy remains sluggish with consistently high unemployment levels, the United States petrochemical industry continues to see strong production levels for both domestic consumption and exports. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production remained strong throughout 2013 and the 2014 first quarter, thereby producing increased marine transportation volumes of basic petrochemicals to both domestic consumers and terminals for export destinations. The black oil market also remained strong throughout 2013 and the 2014 first quarter, primarily due to continued stable United States refinery utilization levels, aided by the export of refined petroleum products and heavy fuel oils, and demand for the inland transportation of crude oil and gas condensate from shale formations in South Texas, as well as the movement of Canadian, Bakken and Utica crude oil and gas condensate from the Midwest to the Gulf Coast.

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

As of March 31, 2014, the Company estimated there were approximately 3,450 inland tank barges in the industry fleet, of which approximately 500 were over 35 years old and approximately 275 of those were over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges that will enter the fleet. During 2013, with continued strong demand for inland petrochemical and black oil tank barges, the Company estimates that approximately 280 inland tank barges were ordered industry-wide during 2013 and early 2014 for delivery throughout 2014. Historically, 75 to 150 older inland tank barges are retired from service each year, with the extent of the retirements dependent on 2014 petrochemical and refinery production levels, crude oil and gas condensate movements and industry-wide tank barge utilization levels.

As of March 31, 2014, the Company estimated there were approximately 265 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates. The Company believes that very few, if any, coastal tank barges in the 195,000 barrel or less category were built during 2012 and 2013. During 2013, coastal tank barge utilization was consistently in the 90% range, improving to the 90% to 95% range during the 2014 first quarter with continued success in expanding the coastal customer base to include inland customers with coastal requirements and increased coastal demand for the movement of crude oil and natural gas condensate. The Company announced in January 2014 the signing of an agreement to construct a 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit at a cost of approximately $75,000,000, with delivery anticipated for mid to late 2015. In April 2014, the Company exercised its option for the construction of a second 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit at a cost of approximately $75,000,000 with delivery anticipated for the first half of 2016.  In April 2014, the Company's Board of Directors approved the building of two additional 155,000 barrel coastal articulated tank barge and tugboat units at an estimated cost in the $125,000,000 to $145,000,000 range, but no shipyard contracts have been signed.  The Company is aware of several coastal tank barge and tugboat units under construction by competitors for delivery in 2014, 2015 and 2016.

In the diesel engine services segment, with the stable drilling activity in the Gulf of Mexico and positive inland and coastal marine transportation markets, service activity levels for the marine diesel engine market during the 2014 first quarter reflected a modest improvement and should continue to modestly improve as these markets improve. The power generation market should remain stable, benefiting from engine-generator set upgrades and parts sales for both domestic and international customers. The land-based diesel engine services market, consists of manufacturing and remanufacturing of oilfield service equipment, including pressure pumping units, and the distribution and service of their components, which include high-speed diesel engines, transmissions and pumps, many of the same components used by marine customers. Currently, an estimated 18 million horsepower is employed in the North American pressure pumping business. As a result of excess pressure pumping horsepower in 2012 and 2013, new orders for pressure pumping units essentially stopped and the supply and distribution portion of the land-based market slowed. The Company believes its land-based diesel engine business is seeing signs of improvement and anticipates a slow improvement in this market as the 2014 year progresses. The Company will continue to manufacture oil service equipment. However, the primary focus for growth in this business, currently as well as into the future, will be on the remanufacturing and service of existing pressure pumping equipment.

Results of Operations

The Company reported 2014 first quarter net earnings attributable to Kirby of $62,246,000, or $1.09 per share, on revenues of $589,246,000, compared with 2013 first quarter net earnings attributable to Kirby of $56,578,000, or $1.00 per share, on revenues of $558,785,000. The 2014 first quarter results included $2,766,000 before taxes, or $.03 per share, of severance charges which were mainly reflected in the marine transportation results.  In addition, the 2014 first quarter included an estimated $.03 per share combined negative impact from delays and extra horsepower to navigate the heavy ice conditions on the upper inland river systems, delays along the Gulf Coast from winter frontal systems and costs related to an incident on March 22, 2014 in the Houston Ship Channel.  The 2013 first quarter results included a $4,300,000 before taxes, or $.05 per share, credit to selling, general and administrative expenses, resulting from a net decrease in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United.

Marine transportation revenues for the 2014 first quarter were $435,771,000, or 74% of total revenues, compared with $418,518,000, or 75% of total revenues, for the 2013 first quarter. Diesel engine services revenues for the 2014 first quarter were $153,475,000, or 26% of total revenues, compared with $140,267,000, or 25% of total revenues, for the 2013 first quarter.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of March 31, 2014, the Company operated 878 inland tank barges, including 44 leased barges, with a total capacity of 17.4 million barrels. This compares with 844 inland tank barges operated as of March 31, 2013, including 47 leased barges, with a total capacity of 16.9 million barrels. The Company operated an average of 255 inland towboats during the 2014 first quarter, of which an average of 74 were chartered, compared with 256 during the 2013 first quarter, of which an average of 73 were chartered. The Company’s coastal tank barge fleet as of March 31, 2014 consisted of 72 tank barges, one of which was single hull and 11 of which were leased, with 6.0 million barrels of capacity, and 76 tugboats, seven of which were chartered. This compares with 82 coastal tank barges operated as of March 31, 2013, two of which were single hull and 12 of which were chartered, with 6.3 million barrels of capacity, and 85 tugboats, three of which were chartered. As of March 31, 2014 and 2013, the Company operated eight offshore dry-bulk barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2014 compared with the three months ended March 31, 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013	% Change
Marine transportation revenues	$435,771	$418,518	4%

Costs and expenses:
Costs of sales and operating expenses	264,426	259,229	2
Selling, general and administrative	32,427	28,976	12
Taxes, other than on income	4,081	3,910	4
Depreciation and amortization	37,286	37,150	—
	338,220	329,265	3
Operating income	$97,551	$89,253	9%

Operating margins	22.4%	21.3%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first quarter of 2014, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2014 First Qtr. Revenue Distribution	Products Moved	Drivers
Petrochemicals	48%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables —70% Consumer durables — 30%

Black Oil	26%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	23%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	3%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2014 first quarter increased 4% when compared with the 2013 first quarter, reflecting continued strong utilization levels for both the inland and coastal markets and favorable pricing trends. For the 2014 and 2013 first quarters, the inland tank barge fleet contributed 69% and 68%, respectively, and the coastal fleet 31% and 32%, respectively, of marine transportation revenues.

The petrochemical market, the Company’s largest market, contributed 48% of the marine transportation revenues for the 2014 first quarter, reflecting continued strong volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers.

The black oil market, which contributed 26% of marine transportation revenues for the 2014 first quarter, also reflected continued strong demand, driven by steady refinery production levels, the export of refined petroleum products and fuel oils, and demand for crude oil transportation from the Eagle Ford shale formations in South Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and for the movement of Canadian, Bakken and Utica crude oil and gas condensate downriver from the Midwest to the Gulf Coast. The coastal fleet also moved Bakken crude from Albany, New York to Northeast refineries, and from the Columbia River to West Coast refineries, a movement that began in the 2013 fourth quarter.

The refined petroleum products market, which contributed 23% of marine transportation revenues for the 2014 first quarter, reflected continued strong demand for the movement of products in the inland and coastal markets, benefiting from volumes from major customers and aided by the export of refined petroleum products and heavy fuel oils. The coastal refined products market was also driven by continued success in expanding the coastal customer base to inland customers with coastal requirements, as well as a cold winter in the Northeast that increased the demand for heating oil.

The agricultural chemical market, which contributed 3% of marine transportation revenues for the 2014 first quarter, saw strong demand for both domestically produced and imported products during the first quarter but was hindered by the slow transit times created by the harsh Midwest operating conditions throughout the first quarter.

For the first quarter of 2014, the inland operations of the marine transportation segment incurred 2,897 delay days, 41% more than the 2,049 delay days that occurred during the 2013 first quarter,  and 46% more than the 1,985 delay days that occurred during the 2013 fourth quarter. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors.  Operating conditions during the 2014 first quarter were challenging, as transit times along the Gulf Intracoastal Waterway were affected by numerous strong frontal systems and fog, as well as heavy ice conditions on the Illinois, upper Mississippi and upper Ohio Rivers for the majority of the first quarter.  While the Company continued to operate on these rivers despite the heavy ice conditions, transit times were increased, and either additional horsepower was required or tow sizes were reduced.

 During the 2014 first quarter, approximately 80% of marine transportation’s inland revenues were under term contracts and 20% were spot contract revenues compared with 75% term contracts and 25% spot contract revenues for the 2013 first quarter.  The increase in 2014 first quarter term contract revenues was primarily due to harsh winter weather conditions that required more equipment to meet term contract volumes. Inland time charters during the 2014 and 2013 first quarters represented 57% of the inland revenues under term contracts.

During the 2014 first quarter, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues compared with 70% under term contracts and 30% were spot contract revenues during the 2013 first quarter and 75% under term contracts and 30% spot contract revenues during the 2013 fourth quarter.  The increases reflected a combination of stronger demand for coastal tank barges, as well as extended delivery times due to harsh winter weather conditions.  Coastal time charters represented approximately 90% of the revenues under term contracts during the 2014 and 2013 first quarters.

Rates on inland term contracts renewed in the 2014 first quarter increased in the 3% to 5% average range compared with term contracts renewed in the first quarter of 2013. Spot contract rates in the 2014 first quarter, which include the cost of fuel, increased modestly compared with the 2013 fourth quarter. Effective January 1, 2014, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.7%, excluding fuel.

Rates on coastal term contracts renewed in the 2014 first quarter increased in the 7% to 9% average range compared with term contracts renewed in the first quarter of 2013. Spot contract rates, which include the cost of fuel, continued to improve during the 2014 first quarter and remained above term contract rates.

Marine Transportation Costs and Expenses

Costs and expenses for the 2014 first quarter increased 3% compared with the 2013 first quarter, primarily reflecting higher costs and expenses associated with increased marine transportation demand.  Costs of sales and operating expenses for the 2014 first quarter increased 2% compared with the first quarter of 2013, primarily due to the winter weather operating conditions and the March 22, 2014 incident in the Houston Ship Channel.

The inland operations operated an average of 255 towboats during the 2014 first quarter, of which an average of 74 were chartered, compared with 256 during the 2013 first quarter, of which an average of 73 were chartered. As demand increases or decreases, or as weather or water conditions dictate, such as the heavy ice conditions on the Illinois, upper Mississippi and upper Ohio Rivers that occurred in the 2014 first quarter, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2014 first quarter, the inland operations consumed 10.9 million gallons of diesel fuel compared to 11.0 million gallons consumed during the 2013 first quarter. The average price per gallon of diesel fuel consumed during the 2014 first quarter was $3.13 per gallon compared with $3.25 per gallon for the 2013 first quarter. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2014 first quarter increased 12% compared with the 2013 first quarter, primarily a reflection of $2,215,000 of the first quarter severance charges.  The 2013 first quarter included a $370,000 severance charge.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2014 first quarter increased 9% compared with the 2013 first quarter. The operating margin was 22.4% for the 2014 first quarter compared with 21.3% for the 2013 first quarter. The higher operating income and operating margin was a reflection of continued high inland and coastal equipment utilization, leading to higher inland and coastal term and spot contract rates negotiated throughout 2013 and the 2014 first quarter.   This was partially offset by the winter weather conditions experienced throughout the 2014 first quarter and the March 22, 2014 incident in the Houston Ship Channel.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2014 compared with the three months ended March 31, 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013	% Change
Diesel engine services revenues	$153,475	$140,267	9%

Costs and expenses:
Costs of sales and operating expenses	118,803	110,045	8
Selling, general and administrative	18,575	12,765	46
Taxes, other than on income	484	552	(12)
Depreciation and amortization	2,841	2,883	(1)
	140,703	126,245	11
Operating income	$12,772	$14,022	(9)%
Operating margins	8.3%	10.0%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company, the revenue distribution for the first quarter of 2014, and the customers for each market:

Markets Serviced	2014 First Qtr. Revenue Distribution	Customers
Land-Based	62%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, Compression, On-Highway Transportation

Marine	28%	Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers

Power Generation	10%	Standby Power Generation, Pumping Stations

Diesel engine services revenues for the 2014 first quarter increased 9% compared with the 2013 first quarter, primarily attributable to a modest improvement in demand for the manufacturing of pressure pumping units, as well as an increase in the sale and service of land-based diesel engines and transmissions. The marine diesel engine services market remained stable. The power generation market benefited from major engine-generator set upgrades and parts sales for both domestic and international power generation customers.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2014 first quarter increased 11% compared with the 2013 first quarter. The 8% increase in cost of sales and operating expenses was primarily attributable to the modestly higher demand for the manufacturing of pressure pumping units, as well as the increase in the sale and service of land-based diesel engines and transmissions. The 2013 first quarter included a $4,300,000 credit to selling, general and administrative expenses, resulting from a net decrease in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2014 first quarter decreased 9% compared with the 2013 first quarter.  The operating margin for the 2014 first quarter was 8.3% compared with 10.0% for the 2013 first quarter.  The 2013 first quarter operating income and operating margin included the $4,300,000 credit to selling, general and administrative expenses noted above.  Excluding the 2013 credit, the results reflected modest improvement in the marine, power generation and land-based markets.

General Corporate Expenses

General corporate expenses for the 2014 first quarter were $3,520,000 compared with $3,394,000 for the first quarter of 2013. The increase was primarily due to a severance charge.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months ended March 31, 2014 compared with the three months ended March 31, 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013	% Change
Other income (expense)	$(236)	$75	—%
Noncontrolling interests	$(765)	$(974)	(21)%
Interest expense	$(5,618)	$(7,988)	(30)%

Interest Expense

Interest expense for the 2014 first quarter decreased 30% compared with the 2013 first quarter, primarily the result of lower average debt levels. During the 2014 and 2013 first quarters, the average debt and average interest rate, including the effect of interest rate swaps for a portion of the 2013 first quarter, were $734,282,000 and 3.1%, and $1,116,289,000 and 2.9%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of March 31, 2014 were $3,805,704,000 compared with $3,682,517,000 as of December 31, 2013. The following table sets forth the significant components of the balance sheet as of March 31, 2014 compared with December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013	% Change
Assets:
Current assets	$654,975	$544,006	20%
Property and equipment, net	2,393,776	2,370,803	1
Goodwill	591,405	591,405	—
Other assets	165,548	176,303	(6)
	$3,805,704	$3,682,517	3%
Liabilities and stockholders’ equity:
Current liabilities	$440,130	$345,989	27%
Long-term debt – less current portion	708,000	749,150	(5)
Deferred income taxes	551,956	544,110	1
Other long-term liabilities	14,707	21,115	(30)
Total equity	2,090,911	2,022,153	3
	$3,805,704	$3,682,517	3%

Current assets as of March 31, 2014 increased 20% compared with December 31, 2013. Trade accounts receivable increased 5%, primarily a reflection of the increase in diesel engine services revenues for the 2014 first quarter compared with the fourth quarter of 2013. Other accounts receivable increased 205%, primarily due to an increase in insurance claim receivables related to the March 22, 2014 incident in the Houston Ship Channel. Inventory in the diesel engine services segment decreased 10%, primarily due to the sale of pressure pumping units built in late 2013 and sold in the 2014 first quarter.

Property and equipment, net of accumulated depreciation, at March 31, 2014 increased 1% compared with December 31, 2013. The increase reflected $62,257,000 of capital expenditures for the 2014 first quarter, more fully described under Capital Expenditures below, less $38,726,000 of depreciation expense for the first quarter of 2014 and $558,000 of property disposals during the 2014 first quarter.

Other assets at March 31, 2014 decreased 6% compared with December 31, 2013 primarily due to the 2014 first quarter amortization of deferred major maintenance dry-dock expenditures on ocean-going vessels.

Current liabilities as of March 31, 2014 increased 27% compared with December 31, 2013. Income taxes payable increased 430%, primarily reflecting the current federal income tax provision for the 2014 first quarter of $25,496,000, with the first federal quarterly tax payment not due until April 2014. Accounts payable decreased 5%, primarily from the timing of payments to vendors and lower shipyard accruals. Accrued liabilities increased 61%, primarily from an increase in claims payable resulting from the March 22, 2014 incident in the Houston Ship Channel, partially offset by payment during the 2014 first quarter of employee incentive compensation bonuses accrued during 2013. Deferred revenues increased 33%, primarily reflecting increased advanced billings for diesel engine services customers.

Long-term debt, less current portion, as of March 31, 2014 decreased 5% compared with December 31, 2013, reflecting payments of $41,150,000 on the revolving credit facility during the 2014 first quarter.

Deferred income taxes as of March 31, 2014 increased 1% compared with December 31, 2013. The increase was primarily due to the 2014 first quarter deferred tax provision of $8,784,000.

Other long-term liabilities as of March 31, 2014 decreased 30% compared with December 31, 2013. The decrease was primarily due to a $5,000,000 payment during the 2014 first quarter associated with the $10,000,000 contingent liability recorded at the acquisition date of Allied pertaining to developments with the sugar provisions in the United States Farm Bill.  A $5,000,000 payment was also made during the 2013 first quarter.

Total equity as of March 31, 2014 increased 3% compared with December 31, 2013. The increase was primarily the result of $62,246,000 of net earnings attributable to Kirby for the first quarter of 2014 and an increase in additional paid-in capital due to the excess of proceeds received upon exercise of stock options and the issurance of restricted stock over the cost of the treasury stock issued.

Long-Term Financing

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. The Company issued $82,500,000 of Senior Notes Series A and $192,500,000 of Senior Notes Series B on December 13, 2012, the proceeds of which were used to fund the acquisition of Penn Maritime Inc. The Company issued $67,500,000 of Senior Notes Series A and $157,500,000 of Senior Notes Series B on February 27, 2013, the proceeds of which were used to refinance $200,000,000 of floating rate senior notes due February 28, 2013, with the balance used to pay down the Company’s unsecured revolving credit facility. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of March 31, 2014, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $325,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over the London Interbank Offered Rate (“LIBOR”) or 0.5% over an alternate base rate calculated with reference to the agent bank’s prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.3%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of March 31, 2014, the Company was in compliance with all Revolving Credit Facility covenants and had no debt outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $6,103,000 as of March 31, 2014.

The Company has a credit agreement (“Term Loan”) with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of July 1, 2016. The Term Loan provides for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on LIBOR or an Alternate Base Rate. The interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. The Term Loan contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. As of March 31, 2014, the Company was in compliance with all Term Loan covenants and had $208,000,000 outstanding under the Term Loan, none of which was classified as current portion of long-term debt.  On April 30, 2014, the Company prepaid $26,000,000 on the Term Loan, reducing the amount outstanding to $182,000,000 using operating cash flows and available credit under the Company’s Revolving Credit Facility.

The Company had $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) that were retired on February 28, 2013, the maturity date of the Senior Notes, with the proceeds from the Senior Notes Series A and Senior Notes Series B described above.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 29, 2014. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of March 31, 2014. Outstanding letters of credit under the Credit Line were $869,000 as of March 31, 2014.

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

Foreign Currency Risk Management

From time to time, the Company has utilized derivative financial instruments with respect to its forecasted foreign currency transactions to attempt to reduce the risk of its exposure to foreign currency rate fluctuations in its transactions denominated in foreign currency. These transactions, which relate to foreign currency obligations for the purchase of equipment from foreign suppliers or foreign currency receipts from foreign customers, generally are forward contracts or purchased call options and are entered into with large multinational banks. During the 2014 first quarter, the Company’s remaining forward contract with a notional amount of $469,000 expired.

Capital Expenditures

Capital expenditures for the 2014 first quarter were $62,257,000 of which $31,690,000 was for construction of new inland tank barges, $7,417,000 for progress payments on the construction of a 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit scheduled to be placed in service in mid to late 2015, and $23,150,000 primarily for upgrading of the existing inland and coastal marine transportation equipment and diesel engine service facilities. Capital expenditures for the 2013 first quarter were $71,157,000, of which $55,072,000 was for construction of new tank barges and towboats, $6,906,000 for progress payments on the construction of two offshore articulated dry-bulk barge and tugboat units completed in the 2013 first half, and $9,179,000 primarily for upgrading of existing inland and coastal marine transportation equipment and diesel engine service facilities. Financing of the construction of the inland tank barges and towboats, coastal tank barge and tugboat unit and two offshore dry-bulk barge and tugboat units was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2014 first quarter, the Company took delivery of 27 new inland tank barges with a total capacity of approximately 290,000 barrels and retired 10 inland tank barges, reducing its capacity by approximately 135,000 barrels. As a result, the Company added a net 17 inland tank barges and 155,000 barrels of capacity.

In March 2014, the Company signed agreements to construct 29 additional 30,000 barrel inland tank barges with a total capacity of 830,000 barrels for delivery throughout 2014.  Of the 29 inland tank barges, 18 are through the assumption of shipyard construction contracts from another inland tank barge operator and 11 are new orders placed by the Company.  In April 2014, the Company signed an agreement to construct one inland towboat.  Based on current commitments, steel prices and projected delivery schedules, the cost of the 29 inland tank barges and one inland towboat is approximately $90,000,000.  The construction of the 29 inland tank barges is in addition to the previously announced construction of 37 inland tank barges with a total capacity of 390,000 barrels at a cost of approximately $45,000,000.  In April 2014, the Company exercised its option for the construction of a second 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit at a cost of approximately $75,000,000 for delivery in the first half of 2016.

The Company projects that capital expenditures for 2014 will be in the $320,000,000 to $330,000,000 range, including approximately $135,000,000 for the construction of 66 inland tank barges and one inland towboat, and approximately $80,000,000 in progress payments on the construction of the two 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat units. The balance of $105,000,000 to $115,000,000 is primarily capital upgrades and improvements to existing inland and coastal marine equipment and facilities, and diesel engine services facilities.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2014 first quarter. As of May 6, 2014, the Company had approximately 2,685,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $115,211,000 for the 2014 first quarter compared with $97,796,000 for the 2013 first quarter. The 2014 first quarter experienced a net decrease in cash flows from changes in operating assets and liabilities of $3,378,000 compared with a net decrease in the 2013 first quarter of $26,538,000.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of May 6, 2014, $318,899,000 under its Revolving Credit Facility and $9,131,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $325,000,000 and expires November 9, 2015. As of March 31, 2014, the Company had $325,000,000 available under the Revolving Credit Facility. The Senior Notes Series A and Senior Notes Series B do not mature until February 27, 2020 and February 27, 2023, respectively, and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty.

There are numerous factors that may negatively impact the Company’s cash flow in 2014. For a list of significant risks and uncertainties that could impact cash flows, see Note 11, Contingencies, in the financial statements, and Item 1A — Risk Factors and Note 14, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 6, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $41,922,000 at March 31, 2014, including $8,280,000 in letters of credit and $33,642,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2014, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

The discussion of legal proceedings in Note 11 of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report is incorporated by reference into this Item 1.

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

KIRBY CORPORATION
(Registrant)

	By:	/s/ C. ANDREW SMITH
C. Andrew Smith
Executive Vice President and
Chief Financial Officer
Dated: May 7, 2014